Form 10-K
period 2009-12-31
Solar Capital Ltd.
filed 2010-03-04
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 814-00754

SOLAR CAPITAL LTD.

(Exact name of registrant as specified in its charter)

Maryland	26-1381340
(State of Incorporation)	(I.R.S. Employer Identification Number)

500 Park Avenue, 5th Floor New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 993-1670

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

There were 32,928,257 shares of the Registrant’s common stock outstanding as of March 4, 2010.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009 is not applicable because the registrant completed its initial public offering in February 2010. Accordingly, there was no public market for the registrant’s common stock on June 30, 2009, the last business day of the registrant’s most recently completed second quarter.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

SOLAR CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.	Business

Solar Capital Ltd. (“Solar Capital”, the “Company” or “we”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 9, 2010 Solar Capital Ltd. priced its initial public offering, selling 5.68 million shares, including the underwriters over-allotment, at a price of $18.50 per share. Concurrent with this offering, management purchased an additional 0.60 million shares through a private placement, also at $18.50 per share.

Immediately prior to our initial public offering, through a series of transactions Solar Capital LLC merged with and into Solar Capital Ltd., leaving Solar Capital Ltd. as the surviving entity (the “Solar Capital Merger”). Solar Capital Ltd. issued an aggregate of approximately 26.65 million shares of common stock and $125 million in senior unsecured notes (“Senior Unsecured Notes”) to the existing Solar Capital LLC unit holders in connection with the Solar Capital Merger. Solar Capital Ltd. had no assets or operations prior to completion of the Solar Capital Merger and as a result, the books and records of Solar Capital LLC have become the books and records of the surviving entity.

Solar Capital LLC, a Maryland limited liability company, was formed in February 2007 and conducted a private placement of units of membership interest (“units”) in March 2007, at such time a total of 81.70 million units were outstanding. Solar Capital Investors, LLC, an entity funded by the management of Solar Capital Partners, LLC, the Company’s investment adviser, acquired approximately 3.33 million units in connection with the initial private placement. In addition, in connection with the initial private placement, certain funds managed by Magnetar Financial LLC (“Magnetar”) and certain entities affiliated therewith (collectively, the “Magnetar entities”), acquired approximately 35.00 million units.

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle market companies in the form of senior secured loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $20 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We are managed by Solar Capital Partners, LLC (“Solar Capital Partners”). Solar Capital Management, LLC (“Solar Capital Management”) provides the administrative services necessary for us to operate. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States.

As of December 31, 2009, our long term investments totaled $863.1 million and our net asset value was $697.9 million. Our portfolio was comprised of debt and equity investments in 36 portfolio companies and our income producing assets, which represented 91.7% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 14.8%.

During the year ended December 31, 2009, we originated approximately $134.2 million of investments in 3 new portfolio companies and approximately $29.6 million in 4 existing portfolio companies. For the year ended December 31, 2009, we received proceeds of approximately $38.6 million from principal repayments and approximately $78.3 million from sales of securities in 12 portfolio companies.

Solar Capital Partners

Solar Capital Partners, our investment adviser, is controlled by Michael S. Gross, our chairman and chief executive officer, and is led by Mr. Gross and Bruce Spohler, our chief operating officer. They are supported by a team of dedicated investment professionals, including senior team members Brian Gerson, Cedric Henley and David Mait. We refer to Messrs. Gross, Spohler, Gerson, Henley and Mait as Solar Capital Partners’ senior investment professionals. Solar Capital Partners’ investment team has extensive experience in the private equity and leveraged lending industries, as well as significant contacts with financial sponsors operating in those industries. The Solar Capital investment team has invested in 53 different portfolio companies with an aggregate of more than 45 different financial sponsors, through December 31, 2009. Since Solar Capital’s inception, these investment professionals have used their relationships in the middle-market financial sponsor and financial intermediary community to generate deal flow.

Solar Capital Management

Pursuant to an administration agreement (the “Administration Agreement”), Solar Capital Management furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Solar Capital Management also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, Solar Capital Management assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Solar Capital Management will also provide on our behalf managerial assistance to those portfolio companies that request such assistance.

Operating and Regulatory Structure

BDCs are regulated by the 1940 Act and must be organized in the United States for the purpose of investing in or lending to primarily private companies, for which significant managerial assistance must be made available. They may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses, providing stockholders with the liquidity of a publicly traded stock as well as the possible benefits, if any, of investing in primarily privately owned companies.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we will be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we will be prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we will be required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission (“SEC”).

We will generally not be able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we will generally be limited in our ability to invest in any portfolio company in which our investment adviser or any of its affiliates currently have an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions.

We will be periodically examined by the SEC for compliance with the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, the United States;

(b) is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:

i. does not have any class of securities that is traded on a national securities exchange;

ii. has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less then $250 million;

iii. is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv. is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Solar Capital Management will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Code of Ethics

We and Solar Capital Partners have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisors Act of 1940 (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Compliance Policies and Procedures

We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. Guy Talarico currently serves as our chief compliance officer.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our investment adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines are reviewed periodically by the Adviser and our non-interested directors, and, accordingly, are subject to change.

As an investment adviser registered under the Investment Advisers Act of 1940, our investment adviser has a fiduciary duty to act solely in the best interests of our clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Our investment adviser votes proxies relating to our portfolio securities in the best interest of our stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by our clients. Although it generally votes against proposals that may have a negative impact on our clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of our investment adviser are made by the senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, it will require that: (i) anyone involved in the decision making process disclose to our managing member any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Solar Capital Partners LLC, 500 Park Avenue, 5th Floor, New York, NY 10022.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to non-public personal information about our stockholders to employees of our investment adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Taxation as a Regulated Investment Company

As a BDC, we have elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our 2010 taxable year. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no federal income tax, in preceding years (the “Excise Tax Avoidance Requirement”). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	at all times during each taxable year, have in effect an election to be treated as a BDC under the 1940 Act;

•

derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities or currencies and (b) net income derived from an interest in a “qualified publicly traded partnership;” and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of one or more “qualified publicly traded partnerships.”

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind (“PIK”) interest or, in certain cases, increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% gross income test described above. We will monitor our transactions and may make certain tax elections in order to mitigate the potential adverse effect of these provisions.

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term will depend on how long we held a particular warrant. Upon the exercise of a warrant acquired by us, our tax basis in the stock purchased under the warrant will equal the sum of the amount paid for the warrant plus the strike price paid on the exercise of the warrant. Except as set forth in “Failure to Qualify as a Regulated Investment Company,” the remainder of this discussion assumes we will qualify as a RIC for each taxable year.

Investment Advisory Fees

Pursuant to an investment advisory and management agreement (“Investment Advisory and Management Agreement”), we have agreed to pay Solar Capital Partners a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% of our gross assets. For services rendered under the Investment Advisory and Management Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated.

The incentive fee has two parts, as follows: one is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to Solar Capital Management, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2.00% base management fee. We pay Solar Capital Partners an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 1.75%;

•

100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.1875% in any calendar quarter (8.75% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.1875%) as the “catch-up.” The “catch-up” is meant to provide our investment adviser with 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.1875% in any calendar quarter; and

•

20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to Solar Capital Partners (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to Solar Capital Partners).

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income

(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income

allocated to Solar Capital Partners

These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to our investment adviser with respect to pre-incentive fee net investment income.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee (*):

Alternative 1:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle rate (1) = 1.75%

Management fee (2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.20%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 0.55%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.70%

Hurdle rate (1) = 1.75%

Management fee (2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.20%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.00%

Incentive fee = 100% × pre-incentive fee net investment income, subject to the “catch-up” (4)

= 100% × (2.00% – 1.75%)

= 0.25%

Alternative 3:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.00%

Hurdle rate (1) = 1.75%

Management fee (2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.20%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.30%

Incentive fee = 20% × pre-incentive fee net investment income, subject to “catch-up” (4)

Incentive fee = 100% × “catch-up” + (20% × (pre-incentive fee net investment income – 2.1875%))

Catch-up = 2.1875% – 1.75%

= 0.4375%

Incentive fee = (100% × 0.4375%) + (20% × (2.3% – 2.1875%))

= 0.4375% + (20% × 0.1125%)

= 0.4375% + 0.0225%

= 0.46%

(*)	The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(1)	Represents 7% annualized hurdle rate.
(2)	Represents 2% annualized management fee.
(3)	Excludes organizational and offering expenses.
(4)	The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.1875% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

•	Year 1: None

•	Year 2: Capital gains incentive fee of $6 million ($30 million realized capital gains on sale of Investment A multiplied by 20%)

•	Year 3: None

$5 million (20% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2)

•	Year 4: Capital gains incentive fee of $200,000

$6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains fee taken in Year 2)

Alternative 2:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $35 million

•	Year 5: Investment B sold for $20 million

The capital gains incentive fee, if any, would be:

•	Year 1: None

•	Year 2: $5 million capital gains incentive fee

20% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B)

•	Year 3: $1.4 million capital gains incentive fee (1)

$6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains fee received in Year 2

(1)	As illustrated in Year 3 of Alternative 1 above, if Solar Capital were to be wound up on a date other than December 31 of any year, Solar Capital may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if Solar Capital had been wound up on December 31 of such year.

•	Year 4: None

•	Year 5: None

$5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3

Payment of Our Expenses

All investment professionals of the investment adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Solar Capital Partners. We bear all other costs and expenses of our operations and transactions, including (without limitation):

•	the cost of our organization and the initial public offering;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;

•

fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees, any stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and

•

all other expenses incurred by either Solar Capital Management or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and our chief financial officer and any administrative support staff.

Investments

Solar Capital seeks to create a diverse portfolio that includes senior secured loans, mezzanine loans and equity securities by investing approximately $20 to $100 million of capital, on average, in the securities of leveraged companies, including middle-market companies. Our portfolio includes both senior secured loans and mezzanine loans. Structurally, mezzanine loans usually rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of insolvency. However, mezzanine loans rank senior to common and preferred equity in a borrowers’ capital structure. Typically, mezzanine loans have elements of both debt and equity instruments, offering fixed returns in the form of interest payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest may take the form of warrants. Due to its higher risk profile and often less restrictive covenants as compared to senior loans, mezzanine loans generally earn a higher return than senior secured loans. The warrants associated with mezzanine loans are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine loans also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula. We believe that mezzanine loans offer an attractive investment opportunity based upon their historic returns and resilience during economic downturns.

In addition to senior secured loans and mezzanine loans, we may invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our returns to our investors. These investments may include direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States.

Additionally, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in the securitized pool of loans.

Moreover, we may acquire investments in the secondary market and, in analyzing such investments, we will employ the same analytical process as we use for our primary investments.

Our principal focus is to provide senior secured loans and mezzanine loans to leveraged companies in a variety of industries. We generally seek to target companies that generate positive cash flows. We generally seek to invest in companies from the broad variety of industries in which our investment adviser has direct expertise. The following is a representative list of the industries in which we may invest.

•   Aerospace and defense

•   Automotive

•   Beverage, food and tobacco

•   Broadcasting and entertainment

•   Business services

•   Cable television

•   Cargo transport

•   Chemicals, plastics and rubber

•   Consumer finance

•   Consumer services

•   Containers, packaging and glass

•   Direct marketing

•   Distribution

•   Diversified/conglomerate manufacturing

•   Diversified/conglomerate services

•   Education

•   Electronics

•   Energy/utilities

•   Equipment rental

•   Farming and agriculture

•   Finance

•   Healthcare, education and childcare

•   Home and office furnishing, consumer products

•   Hotels, motels, inns and gaming

•   Industrial

•   Infrastructure

•   Insurance

•   Leisure, motion pictures and entertainment

•   Logistics

•   Machinery

•   Media

•   Mining, steel and non-precious metals

•   Oil and gas

•   Personal, food and misc. services

•   Printing, publishing and broadcasting

•   Real estate

•   Retail

•   Specialty finance

•   Technology

•   Telecommunications

•   Utilities

We may invest in other industries if we are presented with attractive opportunities.

Set forth below is a list of our ten largest portfolio company investments as of December 31, 2009, as well as the top ten industries in which we were invested as of December 31, 2009, in each case calculated as a percentage of our total assets as of such date.

Portfolio Company	% of Total Assets
DS Waters	10.74%
National Interest Security Corporation	8.33%
Asurion Corporation	5.84%
Adams Outdoor Advertising	5.75%
Rug Doctor L.P.	5.18%
Booz Allen Hamilton, Inc.	4.86%
Earthbound Farm	4.50%
Fleetpride Corporation	4.38%
Wire Rope Corporation	4.14%
Direct Buy Inc.	3.63%

Industry	% of Total Assets
Beverage, food and tobacco	20.52%
Aerospace and defense	17.25%
Insurance	5.84%
Diversified/conglomerate services	5.75%
Personal, food, and misc. services	5.18%
Healthcare, education, and childcare	4.71%

Industry	% of Total Assets
Leisure, motion pictures, entertainment	4.66%
Cargo transport	4.38%
Diversified/conglomerate manufacturing	4.14%
Finance	3.88%

Investment Selection Process

Solar Capital Partners utilizes a value-oriented investment philosophy with a focus on the preservation of capital and a commitment to managing downside exposure.

Portfolio Company Characteristics

We have identified several criteria that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for our investment decisions; however, not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

Value Orientation/Positive Cash Flow. Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value orientation. We focus on companies in which we can invest at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating cash flow basis. Additionally, we look for companies with a demonstrated ability to de-lever. Typically, we would not invest in start-up companies or companies having speculative business plans.

Growth. We invest primarily in companies with strong prospects for growth. These companies are usually in high-growth industries or have a competitive advantage that creates the potential to increase market share.

Strong Competitive Position in Industry. We seek to invest in target companies that have developed leading market positions within their respective markets and are well positioned to capitalize on growth opportunities. We seek companies that demonstrate significant competitive advantages versus their competitors, which we believe should help to protect their market position and profitability.

Diversified Customer and Supplier Base. We seek to acquire businesses that have a diversified customer and supplier base. We believe that companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Exit Strategy. We predominantly invest in companies which provide multiple alternatives for an eventual exit. We look for opportunities that provide an exit typically within three years of the initial capital commitment.

We seek companies that we believe will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We believe that such internally generated cash flow, leading to the payment of interest on, and the repayment of the principal of, our investments in portfolio companies represents a key means by which we will be able to exit from our investments over time.

In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction.

Liquidation Value of Assets. The prospective liquidation value of the assets, if any, that collateralizes the loans in which we invest, is an important factor in our credit analysis. Our analysis emphasizes both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, such as intellectual property, customer lists, networks and databases.

Experienced and Committed Management. We generally require that portfolio companies have an experienced management team. We also require portfolio companies have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

Strong Sponsorship. We aim to invest alongside other sophisticated investors. We seek to partner with successful financial sponsors who have historically generated high returns. We believe that investing in these sponsors’ portfolio companies enables us to benefit from their direct involvement and due diligence.

Due Diligence

In conducting due diligence, we use publicly available information as well as information from relationships with former and current management teams, consultants, competitors and investment bankers. Our due diligence methodology allows us to screen a high volume of potential investment opportunities on a consistent and thorough basis.

Our due diligence typically includes:

•	review of historical and prospective financial information;

•	research relating to the company’s management, industry, markets, products and services and competitors;

•	on-site visits;

•	discussions with management, employees, customers or vendors of the potential portfolio company;

•	review of senior loan documents; and

•	background investigations.

We also evaluate the private equity sponsor making the investment. A private equity sponsor is typically the controlling shareholder upon completion of an investment and as such is considered critical to the success of the investment. The equity sponsor is evaluated along several key criteria, including:

•	Investment track record;

•	Industry experience;

•	Capacity and willingness to provide additional financial support to the company through additional capital contributions, if necessary; and

•	Reference checks.

Upon the completion of due diligence and a decision to proceed with an investment in a company, the investment professionals leading the investment present the investment opportunity to Solar Capital Partners’ investment committee, which then determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

The Investment Committee

All new investments are required to be approved by a consensus of the investment committee of Solar Capital Partners, which is led by Messrs. Gross and Spohler. The members of Solar Capital Partners’ investment committee receive no compensation from us. Such members may be employees or partners of Solar Capital Partners and may receive compensation or profit distributions from Solar Capital Partners.

Investment Structure

Once we determine that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including senior, junior and equity capital providers, to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure.

We structure our mezzanine investments primarily as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loans. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment. Also, in some cases our mezzanine loans may be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine loans have maturities of five to ten years.

We also invest in portfolio companies in the form of senior secured loans. These senior secured loans typically provide for deferred interest payments in the first few years of the term of the loan. We generally obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

Typically, our mezzanine and senior secured loans have final maturities of five to ten years. However, we expect that our portfolio companies often may repay these loans early, generally within three years from the date of initial investment. To preserve an acceptable return on investment, we seek to structure these loans with prepayment premiums.

In the case of our mezzanine loan and senior secured loan investments, we tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we will seek to limit the downside potential of our investments by:

•	requiring a total return on our investments (including both interest and potential capital appreciation) that compensates us for credit risk;

•	incorporating “put” rights and call protection into the investment structure; and

•

negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

Our investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Any warrants we receive with our debt securities generally require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we also obtain registration rights in connection with these equity securities, which may include demand and “piggyback” registration rights. In addition, we may from time to time make direct equity investments in portfolio companies.

We seek to hold most of our investments to maturity or repayment, but will sell our investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company.

Ongoing Relationships with Portfolio Companies

Monitoring. Solar Capital Partners monitors our portfolio companies on an ongoing basis. Solar Capital Partners monitors the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company.

Solar Capital Partners has several methods of evaluating and monitoring the performance and fair value of our investments, which include the following:

•	Assessment of success in adhering to each portfolio company’s business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to other Solar Capital portfolio companies in the industry, if any;

•	Attendance at and participation in board meetings; and

•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

In addition to various risk management and monitoring tools, Solar Capital Partners also uses an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio.

We use an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk factors are generally favorable (including a potential exit)

2	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk factors are neutral to favorable; all new investments are initially assessed a grade of 2

3	The portfolio company is performing below expectations, may be out of compliance with debt covenants, and requires procedures for closer monitoring

4	The investment is performing well below expectations and is not anticipated to be repaid in full

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis, and our board of directors affirms such ratings.

Valuation Procedures

We will conduct the valuation of our assets, pursuant to which our net asset value shall be determined, at all times consistent with U.S. generally accepted accounting principles (“GAAP”) and the 1940 Act. Our valuation procedures are set forth in more detail below:

Securities for which market quotations are readily available on an exchange shall be valued at the closing price on the day of valuation. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we use the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our investment adviser or board of directors, does not represent fair value, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the board of directors will conduct independent appraisals and review management’s preliminary valuations and make their own assessment for all material assets; (iv) the board of directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the investment adviser and, where appropriate, the respective third-party valuation firms.

The recommendation of fair value will generally be based on the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments;

•	the portfolio company’s earnings and discounted cash flow;

•	the markets in which the issuer does business; and

•	comparisons to publicly traded securities.

Securities for which market quotations are not readily available or for which a pricing source is not sufficient may include, but are not limited to, the following:

•	private placements and restricted securities that do not have an active trading market;

•	securities whose trading has been suspended or for which market quotes are no longer available;

•	debt securities that have recently gone into default and for which there is no current market;

•	securities whose prices are stale;

•	securities affected by significant events; and

•	securities that the investment adviser believes were priced incorrectly.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Competition

Our primary competitors provide financing to middle-market companies and include other BDC’s, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. However, we believe that there has been a reduction in the amount of debt capital available since the downturn in the credit markets, which began in mid-2007, and that this has resulted in a less competitive environment for making new investments. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We use the industry information available to Mr. Gross and the other investment professionals of Solar Capital Partners to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of Mr. Gross and the other investment professionals of our investment adviser enable us to learn about, and compete effectively for, financing opportunities with attractive leveraged companies in the industries in which we seek to invest.

Staffing

We do not currently have any employees. Mr. Gross, our chief executive officer, and Mr. Spohler, our chief operating officer, currently serve as the managing member and a partner, respectively, of our investment adviser, Solar Capital Partners. Nicholas Radesca, our chief financial officer and secretary, is an employee of Solar Capital Management, and performs his functions as chief financial officer under the terms of our Administration Agreement. Guy Talarico, our chief compliance officer, is the chief executive officer of Alaric Compliance Services, LLC, and performs his functions as our chief compliance officer under the terms of an agreement between Solar Capital Management and Alaric Compliance Services, LLC. Solar Capital Management has retained Mr. Talarico and Alaric Compliance Services, LLC pursuant to its obligations under our Administration Agreement.

Our day-to-day investment operations are managed by Solar Capital Partners. Solar Capital Partners’ investment personnel currently consists of its senior investment professionals, Messrs. Gross, Spohler, Gerson, Henley and Mait, and a team of additional experienced investment professionals. Based upon its needs, Solar Capital Partners may hire additional investment professionals. In addition, we will reimburse Solar Capital Management for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief financial officer and any administrative support staff.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	Pursuant to Rule 13a-14 of the 1934 Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•

Pursuant to Rule 13a-15 of the 1934 Act, beginning with fiscal year 2010, our management must prepare a report regarding its assessment of our internal control over financial reporting, which will be required to be audited by our independent registered public accounting firm beginning with fiscal year 2011; and

•

Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is (http://www.sec.gov) .

Our internet address is www.solarcapltd.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K.

Item 1A.	Risk Factors

An investment in our securities involves certain risks relating to our structure and investment objectives. The risks set forth below are not the only risks we face, and we face other risks which we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Investments

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we target in leveraged companies. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased during the past several years among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including making investments in leveraged companies. As a result of these new entrants, competition for investment opportunities at leveraged companies has generally intensified during the past several years, and we expect the trend to continue after the current recession has ended. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We do not seek to compete primarily based on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments are very risky and highly speculative.

We invest primarily in senior secured term loans, mezzanine debt and select equity investments issued by leveraged companies.

Senior Secured Loans. When we make a senior secured term loan investment in a portfolio company, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Mezzanine Loans. Our mezzanine debt investments are generally subordinated to senior loans and are generally unsecured. As such, other creditors may rank senior to us in the event of an insolvency. This may result in an above average amount of risk and loss of principal.

Equity Investments. When we invest in senior secured loans or mezzanine loans, we may acquire equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in middle-market companies involves a number of significant risks, including:

•

these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•

they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•

they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

The lack of liquidity in our investments may adversely affect our business.

We generally make investments in private companies. Substantially all of these securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

We are currently in a period of capital markets disruption and recession and we do not expect these conditions to improve in the near future.

The U.S. capital markets have been experiencing extreme volatility and disruption for more than 2 years and the U.S. economy is currently in a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

The current economic recession could impair our portfolio companies and harm our operating results.

Certain of our portfolio companies may be susceptible to the current recession and may be unable to repay our loans during this period. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during this period. The current adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. The current recession could lead to financial losses in our portfolio and a decrease in revenues, net income and the value of our assets.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

Price declines and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The continuing unprecedented declines in prices and liquidity in the corporate debt markets have resulted in significant net unrealized depreciation in our portfolio, reducing our net asset value. Depending on market conditions, we could continue to incur substantial losses in future periods, which could further reduce our net asset value and have a material adverse impact on our business, financial condition and results of operations.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (i) increase or maintain in whole or in part our equity ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow-on investments or the desire to maintain our RIC tax status.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we may do so in the future, we do not currently hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We invest primarily in privately held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of Solar Capital Partners’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in senior secured loans, mezzanine loans and equity securities issued by our portfolio companies. Our portfolio companies typically have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in debt securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transaction may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Our investment adviser may not be able to achieve the same or similar returns as those achieved by our senior investment professionals while they were employed at prior positions.

Although in the past Mr. Gross held senior positions at a number of investment firms, including Apollo Investment Corporation and Apollo Management, L.P., Mr. Gross’ track record and achievements are not necessarily indicative of future results that will be achieved by our investment adviser. In his role at such other firms, Mr. Gross was part of an investment team, and he was not solely responsible for generating investment ideas. In addition, such investment teams arrived at investment decisions by consensus.

Risks Relating to an Investment in Our Common Stock

Our common stock price may be volatile and may decrease substantially.

The trading price of our common stock may fluctuate substantially depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	investor demand for our shares;

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines with respect to RICs or BDCs;

•	failure to qualify as a RIC, or the loss of RIC status;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	changes, or perceived changes, in the value of our portfolio investments;

•	departures of Solar Capital Partners’ key personnel;

•	operating performance of companies comparable to us; or

•	general economic conditions and trends and other external factors.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Our shares currently trade at a substantial discount from net asset value and may continue to do so over the long term.

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of the current economic environment and increasing pressure within the financial sector of which we are a part, our common stock consistently traded below our net asset value per share since the pricing or our initial public offering on February 9, 2010. We cannot assure you when or if this trend will change. The possibility that our shares of common stock will continue to trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

There is a risk that our stockholders may not receive distributions or that our distributions may decline or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

All of the approximately 26.65 million shares of our common stock that were issued to holders of equity interests of Solar Capital LLC in the Solar Capital Merger and the 600,000 shares that were issued to Messrs. Gross and Spohler in a private placement transaction concurrent with our initial public offering are subject to lock-up periods ranging from 120 to 365 days. Upon expiration of these lock-up periods, or earlier upon the consent of Citigroup Global Markets Inc. or J.P. Morgan Securities Inc., such shares will generally be freely tradable in the public market, subject to the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Risks Relating to Our Business and Structure

We have an operating history of only three years.

We were formed in February 2007 and commenced operations in March 2007. As a result of our relatively short operating history, we are subject to many of the business risks and uncertainties associated with more recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

We are dependent upon Solar Capital Partners’ key personnel for our future success.

We depend on the diligence, skill and network of business contacts of Messrs. Gross and Spohler, who serve as the managing member and a partner of Solar Capital Partners, respectively, and who lead Solar Capital Partners’ investment team. Messrs. Gross and Spohler, together with the other dedicated investment professionals available to Solar Capital Partners, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued service of Messrs. Gross and Spohler and the other investment professionals available to Solar Capital Partners. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his relationship with us. The loss of Mr. Gross or Mr. Spohler, or any of the other senior investment professionals who serve on Solar Capital Partners’ investment team, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that Solar Capital Partners will remain our investment adviser.

The senior investment professionals of Solar Capital Partners are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Messrs. Gross and Spohler will dedicate a significant portion of their time to the activities of Solar Capital; however, they may be engaged in other business activities which could divert their time and attention in the future.

An extended continuation of the disruption in the capital markets and the credit markets could negatively affect our business.

As a BDC, we must maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Since the middle of 2007, the capital markets and the credit markets have been experiencing extreme volatility and disruption and, accordingly, there has been and will continue to be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw on our credit facilities. For example, we cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally.

If we are unable to renew or replace such facilities and consummate new facilities on commercially reasonable terms, our liquidity will be reduced significantly. If we are unable to repay amounts outstanding under such facilities and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Our financial condition and results of operations will depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective and to grow depends on Solar Capital Partners’ ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of Solar Capital Partners’ structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. The investment team of Solar Capital Partners has substantial responsibilities under the Investment Advisory and Management Agreement, and they may also be called upon to provide managerial assistance to our portfolio companies as the principals of our administrator. Such demands on their time may distract them or slow our rate of investment. In order to grow, we and Solar Capital Partners will need to retain, train, supervise and manage new investment professionals. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of the investment adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

The 1940 Act imposes numerous constraints on the operations of BDC’s. For example, BDC’s are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDC’s by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. As of December 31, 2009, we had approximately $88.1 million outstanding under our revolving credit facility and we issued approximately $125 million of Senior Unsecured Notes in connection with our initial public offering. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of Solar Capital and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution.

We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. As of December 31, 2009, we had approximately $88.1 million outstanding under our revolving credit facility and we issued approximately $125 million of Senior Unsecured Notes in connection with our initial public offering. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including our revolving credit facility and our outstanding senior unsecured notes, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, our revolving credit facility and our outstanding senior unsecured notes impose, and any other debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

As of December 31, 2009, we had approximately $88.1 million outstanding under our revolving credit facility and we issued approximately $125 million of Senior Unsecured Notes in connection with our initial public offering.

To the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to our investment adviser with respect to our pre-incentive fee net investment income.

As of December 31, 2009, we had approximately $88.1 million outstanding under our revolving credit facility and we issued approximately $125 million of Senior Unsecured Notes in connection with our initial public offering.

There will be uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities on a quarterly basis in accordance with our valuation policy, which is at all times consistent with GAAP. Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of these securities. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There are significant potential conflicts of interest which could impact our investment returns.

Our executive officers and directors, as well as the current and future partners of our investment adviser, Solar Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Solar Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although Solar Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Solar Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.

If our investment adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures.

In the course of our investing activities, we pay management and incentive fees to Solar Capital Partners and reimburse Solar Capital Partners for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of Solar Capital Partners has interests that differ from those of our stockholders, giving rise to a conflict.

We have entered into a royalty-free license agreement with our investment adviser, pursuant to which our investment adviser has granted us a non-exclusive license to use the name “Solar Capital.” Under the license agreement, we have the right to use the “Solar Capital” name for so long as Solar Capital Partners or one of its affiliates remains our investment adviser. In addition, we pay Solar Capital Management, an affiliate of Solar Capital Partners, our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer and any administrative support staff. These arrangements create conflicts of interest that our board of directors must monitor.

Our relationship with Magnetar may create conflicts of interest.

Certain funds managed by Magnetar, which we refer to as the Magnetar entities, own as of March 4, 2010, either directly or indirectly, 23.88% of our outstanding shares of common stock. Magnetar also provides certain services to Solar Capital Partners and Solar Capital Management, and is reimbursed by Solar Capital Partners and Solar Capital Management for the expenses it incurs in connection with providing such services.

Our incentive fee may induce Solar Capital Partners to pursue speculative investments.

The incentive fee payable by us to Solar Capital Partners may create an incentive for Solar Capital Partners to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our investment adviser is calculated based on a percentage of our return on invested capital. This may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, the investment adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, the investment adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee payable by us to our investment adviser also may induce Solar Capital Partners to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our shareholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash. In addition, the “catch-up” portion of the incentive fee may encourage Solar Capital Partners to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to Solar Capital Partners with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders will bear his or her share of the management and incentive fee of Solar Capital Partners as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

We will become subject to corporate-level income tax if we are unable to qualify and maintain our qualification as a regulated investment company under Subchapter M of the Code.

Although we have elected to be treated as a RIC under Subchapter M of the Code for 2010 and succeeding tax years, no assurance can be given that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for RIC tax treatment for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty satisfying the annual distribution requirement in order to qualify and maintain RIC status if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted “payment in kind,” or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. We also may be required to include in income certain other amounts that we will not receive in cash.

Because in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus be subject to corporate-level income tax.

Our board of directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under Maryland General Corporation Law and our charter, our board of directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, the board of directors is required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the board of directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Solar Capital or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors in three classes serving staggered three-year terms, and authorizing our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our charter without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse affect on our business.

Our investment adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment adviser has the right, under the Investment Advisory and Management Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented by the SEC.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our executive offices are located at 500 Park Avenue, 5th Floor, New York, New York 10022, and are provided by Solar Capital Management in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

As of December 31, 2009, we were not subject to any pending legal proceedings.

Item 4.	Reserved

[intentionally left blank]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SLRC” and began trading on February 9, 2010. Therefore, there was no trading of or public market for our common stock through the period covered by this annual report on Form 10-K.

On March 3, 2010, the last sale price of our common stock on the NASDAQ Global Select Market was 18.86 per share, and we had approximately 145 holders of record of our common stock.

Dividends

We intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our board of directors.

On January 26, 2010, our board of directors declared a quarterly dividend of $0.60 per share, prorated for the number of days remaining in the first quarter after our initial public offering. The first quarterly dividend of $0.34 per share is payable on April 1, 2010 to holders of record as of March 18, 2010.

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains ( i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a BDC under the 1940 Act and due to provisions in current and future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our RIC status. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level.

All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive dividends in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the dividend payable to a stockholder.

Recent Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended December 31, 2009.

On February 12, 2010, concurrent with our initial public offering, we sold 600,000 shares at $18.50 per share in a private placement to certain members of our management team pursuant to the exemption from registration provided by Section 4(2) under the Securities Act.

Additionally, immediately prior to our initial public offering, through a series of transactions Solar Capital LLC merged with and into Solar Capital Ltd., leaving Solar Capital Ltd. as the surviving entity. In connection with the Solar Capital Merger, Solar Capital Ltd. issued an aggregate of approximately 26.65 million shares of common stock and $125 million in Senior Unsecured Notes to the then existing Solar Capital LLC unit holders.

Item 6.	Selected Financial Data

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto. Financial information is presented for the period from March 13, 2007 (inception) through December 31, 2007 and for the fiscal years ended December 31, 2008 and 2009. Financial information for the periods ending 2007, 2008 and 2009 has been derived from our financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information.

	Year ended December 31, 2009	Year ended December 31, 2008	Period from March 13, 2007 (inception) through December 31, 2007
	(dollars in thousands)	(dollars in thousands)	(dollars in thousands)
Income statement data:
Total investment income	$109,670	$133,959	$78,455
Total expenses	42,408	46,560	25,461
Net investment income	67,262	87,399	52,994
Net realized gain (loss) from investments	(264,898)	(937)	(10,489)
Net unrealized appreciation (depreciation) on investments	284,572	(492,290)	6,595
Net increase (decrease) in net assets resulting from operations	86,936	(405,828)	49,100
Other data:
Weighted average annualized yield on income producing investments:
On fair value(1)(4)	14.8%	17.1%	12.9%
On cost(2)(4)	13.7%	11.9%	12.7%
Number of portfolio companies at period end	36	44	38

	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
	(dollars in thousands)	(dollars in thousands)	(dollars in thousands)
Balance sheet data:
Total investment portfolio	$863,140	$768,215	$1,178,736
Total cash and cash equivalents	5,675	65,841	169,692
Total assets	885,421	873,026	1,396,545
Borrowings outstanding	88,114	—	—
Net assets	697,903	852,673	1,258,501
Per unit data:(3)
Net asset value per unit	$8.54	$10.44	$15.40
Net investment income	0.82	1.07	0.65
Net realized and unrealized gain (loss)	0.24	(6.03)	(0.05)
Distributions declared	(2.96)	—	—

(1)	Throughout this document, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, plus the effective interest yield on preferred shares divided by (b) total income producing investments at fair value. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.
(2)

For this calculation, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, plus the effective interest yield on preferred shares divided by (b) total income producing investments at cost. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.

(3)	Based on 81,702,847 units of Solar Capital LLC outstanding as of December 31, 2009, 2008 and 2007. The outstanding units of Solar Capital LLC have been converted into a combination of common stock and Senior Unsecured Notes of Solar Capital Ltd., in connection with the Solar Capital Merger.
(4)	Unaudited.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Financial and Other Data and our Financial Statements and notes thereto appearing elsewhere in this prospectus.

Overview

Solar Capital Ltd. (“Solar Capital”, the “Company” or “we”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 9, 2010, Solar Capital Ltd. priced its initial public offering selling 5.68 million shares, including the underwriters over-allotment, at a price of $18.50 per share. Net of underwriting fees the Company raised a total of $97.7 million and its shares began to trade on the NASDAQ Global Select Market under the ticker “SLRC”. In addition, Solar Capital Ltd. sold 0.60 million shares at $18.50 in a concurrent private placement to management.

Immediately prior to our initial public offering, through a series of transactions Solar Capital LLC merged with and into Solar Capital Ltd., leaving Solar Capital Ltd. as the surviving entity (the “Solar Capital Merger”). Solar Capital Ltd. issued an aggregate of approximately 26.65 million shares of common stock and $125 million in senior unsecured notes (“Senior Unsecured Notes”) to the existing Solar Capital LLC unit holders in connection with the Solar Capital Merger. Solar Capital Ltd. had no assets or operations prior to completion of the Solar Capital Merger and as a result, the books and records of Solar Capital LLC have become the books and records of the surviving entity.

Solar Capital LLC, a Maryland limited liability company, was formed in February 2007 and conducted a private placement of units of membership interest (“units”) in March 2007, at such time a total of 81.70 million units were outstanding. Solar Capital Investors, LLC, an entity funded by the management of Solar Capital Partners, LLC (“Solar Capital Partners”), the Company’s investment adviser, acquired approximately 3.33 million units in connection with the initial private placement. In addition, in connection with the initial private placement, certain funds managed by Magnetar and certain entities affiliated therewith (collectively, the “Magnetar entities”), acquired approximately 35.00 million units.

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle market companies in the form of senior secured loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $20 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We are managed by Solar Capital Partners. Solar Capital Management provides the administrative services necessary for us to operate.

In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States.

As of December 31, 2009, our long term investments totaled $863 million and our net asset value was $698 million. Our portfolio was comprised of debt and equity investments in 36 portfolio companies and our income producing assets, which represented 91.7% of our total portfolio, had a weighted average annualized yield on fair value of approximately 14.8%.

Recent Developments

Dividend

On January 26, 2010, our board of directors declared a quarterly dividend of $0.60 per share, prorated for the number of days remaining in the first quarter after our initial public offering. As a result, the first quarterly dividend of $0.34 per share will be payable on April 1, 2010 to holders of record as of March 18, 2010.

Initial Public Offering and Private Placement

On February 9, 2010, Solar Capital Ltd. priced its initial public offering selling 5.68 million shares, including the underwriters over-allotment, at a price of $18.50 per share. Net of underwriting fees the Company raised a total of $97.7 million and its shares began to trade on the NASDAQ Global Select Market under the ticker “SLRC”. In addition, Solar Capital Ltd. sold 0.60 million shares at $18.50 in a concurrent private placement to management.

New Revolving Credit Facility

On February 12, 2010, we amended and restated our Senior Secured Revolving Credit Facility with Citibank and various other lenders, including 2 new lenders. The facility size of $250 million may be increased to $600 million, subject to incremental commitments, and expires in February 2013. Per this agreement, base rate borrowings bear interest at LIBOR plus 3.25%. In addition, on February 12, 2010 a third new lender joined the bank group and committed $20 million to the facility, bringing the current total borrowing capacity to $270 million.

Distributions to LLC Holders

A distribution of $75 million payable to unitholders of Solar Capital LLC was declared in December 2009 and was paid on January 29, 2010. In addition, on February 9, 2010, an aggregate of approximately 26.65 million shares of common stock of Solar Capital and $125 million in Senior Unsecured Notes of Solar Capital were issued to the Solar Capital LLC unit holders in connection with the merger of Solar Capital Ltd. and Solar Capital LLC.

Recent Portfolio Activity

On March 1, 2010, National Interest Security Company, LLC (“NISC”) was acquired by International Business Machines Corp. As a result of this change of control, we received approximately $61.7 million in repayment of our outstanding second lien and mezzanine loans to NISC, representing slightly more than 110% of the par value of the loans. In addition, we sold our equity interest in NISC for expected proceeds of approximately $20.0 million, subject to customary provisions and payable in installments through January 2012.

Current Market Environment

There have been significant developments in the worldwide capital markets recently. We have entered into a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole.

These recent events have temporarily, and in some cases permanently, forced a number of capital providers to reduce or even eliminate their exposure to leveraged loans and bonds. As a result, the market has experienced significant contraction in liquidity over the last year and lenders that remain active in the market have, to date, benefited from a broad re-pricing of risk, rationalization of leverage levels, and generally favorable deal terms.

As a result of the continuing credit crisis, the spread between the yields realized on risk-free and higher risk securities has increased, resulting in illiquidity in parts of the capital markets. These conditions, as well as the current recession, may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Valuation of Portfolio Investments

We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with GAAP, and the 1940 Act. Our valuation procedures are set forth in more detail below:

Securities for which market quotations are readily available on an exchange are valued at the closing price on the day of valuation. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we use the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our investment adviser or board of directors, does not represent fair value, shall be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the board of directors will conduct independent appraisals and review management’s preliminary valuations and make their own assessment for all material assets; (iv) the board of directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the investment adviser and, where appropriate, the respective third-party valuation firms.

The recommendation of fair value will generally be based on the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments;

•	the portfolio company’s earnings and discounted cash flow;

•	the markets in which the issuer does business; and

•	comparisons to publicly traded securities.

Securities for which market quotations are not readily available or for which a pricing source is not sufficient may include, but are not limited to, the following:

•	private placements and restricted securities that do not have an active trading market;

•	securities whose trading has been suspended or for which market quotes are no longer available;

•	debt securities that have recently gone into default and for which there is no current market;

•	securities whose prices are stale;

•	securities affected by significant events; and

•	securities that the investment adviser believes were priced incorrectly.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

GAAP fair value measurement guidance classifies the inputs used to measure these fair values into the following hierarchy:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access (examples include active exchange-traded equity securities, exchange-traded derivatives, and most U.S. Government and agency securities).

Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include certain of our private debt and equity investments) and long-dated or complex derivatives (including certain equity and currency derivatives).

At December 31, 2009 the fair value of investments classified as Level 3 was $794.7 million or 90% of total assets. One investment with a fair value of $33.8 million was transferred into Level 3 from Level 2 during 2009 because there were no longer third party market quotes available for use in its valuation.

Revenue Recognition

Our revenue recognition policies are as follows:

Sales: Gains or losses on the sale of investments are calculated by using the specific identification method.

Interest Income: Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of interest income. We have loans in our portfolio that contain a PIK provision. PIK interest is accrued at the contractual rates and added to the loan principal on the reset dates. For us to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash with respect to PIK securities.

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

New Accounting Pronouncements and Accounting Standards Updates

Fair Value Measurements and Disclosures

We adopted the accounting updates to ASC 820, Fair Value Measurements and Disclosures Topic, which clarify how to estimate fair value when the volume and level of activity for the asset or liability have significantly decreased, circumstances that indicate a transaction is not orderly, and how to determine the fair value of a liability. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The adoption of these updates did not have a material impact on our financial statements.

In January 2010, the FASB issued an update to ASC 820, which will require additional disclosures about inputs into valuation techniques, disclosures about significant transfers into or out of Levels 1 and 2, and disaggregation of purchases, sales, issuances, and settlements in the Level 3 rollforward disclosure. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

Derivatives and Hedging

We adopted the accounting update to ASC 815, Derivative and Hedging Topic, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. The adoption did not have a material impact on our financial statements.

Subsequent Events

We adopted ASC 855, Subsequent EventsTopic, which requires that management evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements after the balance sheet date through the date the financial statements are issued and clarifies the circumstances under which such events or transactions must be recognized in the financial statements. The adoption did not have a material impact on our financial statements.

Portfolio Investments

The total value of our investments was approximately $863.1 million at December 31, 2009, $768.2 million at December 31, 2008, and $1.2 billion at December 31, 2007. During the year ended December 31, 2009, we originated approximately $134.2 million of investments in 3 new portfolio companies and approximately $29.6 million in 4 existing portfolio companies. For the year ended December 31, 2008, we originated approximately $157.7 million of investments in 6 new portfolio companies and approximately $35.6 million in existing portfolio companies. From March 13, 2007 (inception) through December 31, 2007, referred to as our 2007 operating period, we originated approximately $846 million all from new investments in 27 portfolio companies. The foregoing amounts are in addition to the approximately $478 million of portfolio investments, originated by certain investment professionals at Magnetar who are currently a part of Solar Capital Partners’ investment team, that we acquired from the Magnetar entities prior to and immediately following the initial private placement.

In certain instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of certain debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. Our portfolio activity also reflects sales of securities. For the year ended December 31, 2009, we received proceeds of approximately $38.6 million from principal repayments and approximately $78.3 million in sales of securities in 12 portfolio companies. For the year ended December 31, 2008, we had approximately $92.2 million of debt repayments in 7 portfolio companies and sales of securities in 5 portfolio companies of approximately $35.6 million.

In addition, for the year ended December 31, 2009 we had net unrealized and realized gains on 31 portfolio company investments totaling approximately $140.8 million, which was offset by net unrealized and realized losses on 16 portfolio company investments totaling approximately $106.6 million. During the year ended December 31, 2008, we had unrealized appreciation on 1 portfolio company investment totaling approximately $7.1 million, which was more than offset by unrealized depreciation on 43 portfolio company investments totaling approximately $503.4 million. During the year ended December 31, 2008 we also had a realized loss of $16.9 million, a majority of which was from 1 portfolio company.

At December 31, 2009, we had investments in debt and preferred securities of 31 portfolio companies, totaling approximately $805.5 million, and equity investments in 10 portfolio companies, totaling approximately $57.6 million. At December 31, 2008, we had investments in debt and preferred securities of 36 portfolio companies, totaling approximately $685 million, and equity investments in 17 portfolio companies, totaling approximately $83.2 million.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2009, 2008 and 2007:

	December 31, 2009		December 31, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$170,896	$163,499	$250,473	$146,907	$312,077	$302,628
Subordinated Debt/Corporate Notes	778,163	641,992	751,116	531,949	619,203	617,738
Preferred Equity	39	40	61,101	6,145	55,299	5,299
Common Equity/Partnership Interests/Warrants	114,890	57,609	194,044	76,016	184,336	203,071
Put/Call Options Purchased or Written	—	—	—	7,198	—	—

Total	$1,063,988	$863,140	$1,256,734	$768,215	$1,170,915	$1,128,736

As of December 31, 2009, and December 31, 2008, the weighted average yield on income producing investments in our portfolio was approximately 14.8% and 17.1%, respectively. The weighted average yield on income producing investments was lower as of December 31, 2009 due to the increase in fair value of these assets since December 2008 and a decline in the average LIBOR rates applicable to our LIBOR-based income producing assets.

As of December 31, 2009 we had 3 investments on non-accrual status that all had a fair value of zero. In addition we had 3 assets that were performing but interest payments are being applied as principal payments, rather than being included in interest income because management believes, at this time, it is unlikely there will be full repayment of principal.

Results of Operations for the Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

Revenue

	For the Year Ended December 31,		% Change
	2009	2008
	(in thousands)
Investment income	$109,670	$133,959	(18)%

The decrease in investment income for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily due to the placement of certain assets on nonaccrual status and lower average LIBOR rates. In addition, call premiums paid as a result of debt assets repaying before maturity were $0.8 million in 2009 compared to $5.6 million in 2008. This was partially offset by an increase in income from the amortization of market and original issues discounts to $6.5 million in 2009 compared to $1.7 million in 2008.

Expenses

	Year Ended December 31,		% Change
	2009	2008
	(in thousands)
Performance-based incentive fee	$16,815	$9,008	87%
Investment advisory and management fees	16,738	24,297	(31)%
Interest and other credit facility expenses	2,636	3,343	(21)%
Administrative service fee	2,020	3,430	(41)%
Other general and administrative expenses	3,971	4,853	(18)%

Total operating expenses	$42,180	$44,931	(6)%

Investment advisory and management fees, which are calculated based on average gross assets, were lower in 2009 primarily due to the reduced average fair value of our investment portfolio. The performance-based incentive fee was higher in 2009 primarily because the return on the fair value of net assets exceeded the 8.75% annualized hurdle rate for the entire year, rather than a part of the year. (See “Investment Advisory Fees” in Item 1. Business, for the details on these calculations.) Total expenses decreased by approximately $2.8 million for the year ended December 31, 2009 compared to the same period in 2008.

Interest and other credit facility expenses were lower in 2009 compared to 2008 due to lower average LIBOR rates and because a large portion of the amortization of set-up costs associated with the facilities ended in the first quarter of 2009 as the Company’s other credit facility (the Warehouse Facility) expired. This was partially offset by an increase in the average debt outstanding on the Credit Facility to $29.0 million in 2009 compared to $10.3 million in 2008 and an increase in the margin on the Credit Facility to BR plus 2.50% and ABR plus 1.50% from BR plus 1.375% and ABR plus 0.00% in an amendment to the Credit Facility on September 25, 2009.

The decrease in administrative service fees and other general and administrative expenses in 2009 compared to 2008 is primarily due to a reduction in corporate overhead and a decrease in unincorporated business tax.

Net Realized and Unrealized Gains and Losses

	Year Ended December 31,
	2008	2009
	(in thousands)
Net realized gain (loss) investments	$(253,394)	$(16,878)
Net realized gain (loss) forward contracts	(12,608)	13,086
Net realized loss foreign currency exchange	1,104	2,915
Net unrealized gain (loss) investments	287,671	(496,340)
Net unrealized gain forward contracts	(2,583)	4,087
Net unrealized gain (loss) foreign currency exchange	(516)	(37)

Total net realized and unrealized gain (loss)	$19,674	$(493,227)

The net realized loss on investments during 2009 was primarily due to the realization of losses reflected in the mark-to-market of the portfolio during 2008. Four common and preferred equity positions that had a combined fair value of $8.2 million at December 31, 2008 resulted in a realized loss of $121.6 million in 2009. Six debt investments that had a combined fair value of $55.3 million at December 31, 2008 also resulted in a realized loss of $123.7 million during 2009.

The increase in unrealized gains on investments for 2009 was primarily due to the recognition of realized losses previously recorded as unrealized losses and an increase in the fair value of our assets during 2009 compared to an overall weakening in the economy during the same period in 2008.

The combination of the net realized loss and net unrealized gain on investments in 2009 resulted in a net gain of $34.3 million due to the increase in the fair value of our portfolio. The combination of the same line items in 2008 resulted in a net loss of $513.2 million in 2008 due to the decrease in the fair value of our portfolio.

Additionally, we have exposure to foreign currencies (Euro, British Pounds and Australian dollars) through various investments. Those investments are converted into U.S. dollars at the balance sheet date, and as such, we are exposed to movements in exchange rates. To limit our exposure to movements in exchange rates we enter into foreign exchange forward contracts or borrow under our multi-currency revolving credit facility in those currencies. For 2009 the relative weakening of the U.S. dollar resulted in net realized/unrealized losses on forward contracts compared to a relative strengthening of the U.S. dollar in the same period in 2008 which resulted in net realized/unrealized gains on forward contracts.

Income Tax

	Year Ended December 31, 2009	Year Ended December 31, 2008	% Change
	(in thousands)
Income tax expense on net investment income	$228	$1,692	(87)%
Income tax expense (benefit) on realized gain (loss)	—	60	(100)%

Total income tax expense (benefit)	$228	$2,242

Solar Capital LLC was subject to New York City unincorporated business tax (UBT), which is imposed on the business income of every unincorporated business that is carried on in New York City. The UBT is imposed for each taxable year at a rate of 4 percent of taxable income that is allocable to New York City. There was no UBT for 2009 and the estimated 2008 UBT was approximately $1.6 million.

We are also subject to taxes in Luxembourg, through Solar Capital Luxembourg I S.a.r.l., a wholly-owned subsidiary. Under the laws of Luxembourg, we pay a corporate income tax and a municipal business tax on our subsidiary’s taxable income.

Solar Capital Ltd., a U.S. corporation, has elected to be treated as a RIC under Subchapter M of the Code. Thus, we will no longer be subject to unincorporated business tax. (See “Taxation as a Regulated Investment Company” in Item 1. Business)

Results of Operations for the Year Ended December 31, 2008 compared to the Period from March 13, 2007 (inception) to December 31, 2007

Revenue

	Year Ended December 31, 2008	Period From March 13 inception) to December 31, 2007	% Change
	(in thousands)
Investment income	$133,959	$78,455	71%

The increase in interest income for the year ended December 31, 2008 compared to the period ended December 31, 2007 was primarily due to twelve months of income during 2008 versus a partial year in 2007 and a higher average invested balance versus outstanding cash during 2008. The average cash balance during the period ended December 31, 2007 was $530.0 million compared to $40.3 million in 2008.

Operating Expenses

	Year Ended December 31, 2008	Period From March 13 inception) to December 31, 2007	% Change
	(in thousands)
Investment advisory and management fees	$24,297	$19,719	23%
Performance-based incentive fee	9,008	—	—
Interest and other credit facility expenses	3,343	—	—
Administrative service fee	3,430	1,474	133%
Other general and administrative expenses	4,853	3,579	36%

Total operating expenses	$44,931	$24,772	81%

Almost two-thirds of the $20.2 million increase in total operating expenses during 2008 was attributable to the recognition of the performance-based incentive fee, as the respective hurdle rates were surpassed, and increased interest and other credit facility expenses related to credit facilities established during 2008. Investment advisory and management fees were higher in 2008 primarily because 2008 included a full year of expense versus a partial year in 2007. Other general and administrative expenses and administrative service fees also increased during 2008 due to the partial year comparison and the build out of our corporate infrastructure.

Net Realized and Unrealized Gains and Losses

	Year Ended December 31, 2008	Period From March 13 (inception) to December 31, 2007
	(in thousands)
Net realized gain (loss) investments	$(16,878)	$(3,557)
Net realized gain (loss) forward contracts	13,086	(7,125)
Net realized gain (loss) foreign currency exchange	2,915	12
Net unrealized gain (loss) investments	(496,340)	7,821
Net unrealized gain (loss) forward contracts	4,087	(1,235)
Net unrealized gain (loss) foreign currency exchange	(37)	9

Total net realized and unrealized gain (loss) before taxes	$(493,167)	$(4,075)

The increase in unrealized losses on investments for the year ended December 31, 2008 was primarily due to significantly lower fair value determinations on many of our investments. Lower fair values were driven primarily by the general market dislocation, illiquidity in the capital markets, and lower market prices for comparable publicly traded debt. Fair values were lower across all investment types.

We have exposure to foreign currencies (Euro, British Pounds and Australian dollars) through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in exchange rates. To limit our exposure to fluctuations in exchange rates, we enter into foreign exchange forward contracts or borrow in those currencies under our multi-currency revolving credit facility. For the year ended December 31, 2008, the strengthening of the U.S. dollar resulted in net realized and unrealized gains from forward contracts of $13.1 million and $4.1 million, respectively, and a $2.9 million gain on the repayment of foreign denominated borrowings. For the period ended December 31, 2007, the relative weakening of the U.S. dollar resulted in net realized and unrealized losses.

Income Tax

	Year Ended December 31, 2008	Period From March 13 (inception) to December 31, 2007	% Change
	(in thousands)
Income tax expense on net investment income	$1,629	$689	136%
Income tax expense (benefit) on realized gain (loss)	60	(181)	133%

Total income tax expense (benefit)	$1,689	$508

Solar Capital LLC was subject to New York City unincorporated business tax (UBT), which is imposed on the business income of every unincorporated business that is carried on in New York City. The UBT is imposed for each taxable year at a rate of 4 percent of taxable income that is allocable to New York City. Estimated UBT for the years ended December 31, 2008 and 2007 was approximately $1.6 million and $0.4 million, respectively.

We are also subject to taxes in Luxembourg, through Solar Capital Luxembourg I S.a.r.l., a wholly-owned subsidiary. Under the laws of Luxembourg, we pay a corporate income tax and a municipal business tax on our subsidiary’s taxable income.

Liquidity and Capital Resources

The Company’s liquidity is generated and generally available through its multi-currency $270 million revolving credit facility maturing in February 2013, from cash flows from operations, investment sales of liquid assets, repayments of senior and subordinated loans, income earned on investments and cash equivalents, and we expect through periodic follow-on equity offerings. On February 9, 2010, Solar Capital Ltd. priced its initial public offering selling 5.68 million shares, including the underwriters over-allotment, at a price of $18.50 per share. Net of underwriting fees the Company raised a total of $97.7 million and its shares began to trade on the NASDAQ Global Select Market under the ticker “SLRC”. In addition, Solar Capital Ltd. sold 0.60 million shares at $18.50 in a concurrent private placement to management. The primary use of our liquidity is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

At December 31, 2009 and 2008, we had cash and cash equivalents of approximately $5.7 million and $65.8 million, respectively. Cash provided by and used in operating activities for the years ended December 31, 2009 and 2008 was approximately $17.2 million and $106.8 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

Credit Facility and Senior Unsecured Notes

Credit Facility. In February 2010, Solar Capital Ltd. amended and restated its $270 million Senior Secured Revolving Credit Facility (the “Credit Facility”) with Citibank, N.A. and various lenders. Citibank, N.A. also serves as administrative agent for the lenders. Citigroup Global Markets Inc. acted as the sole lead bookrunner and the sole lead arranger for the Credit Facility. Under the terms of the Credit Facility, the lenders agreed to extend credit to Solar Capital in an aggregate principal or face amount not exceeding $270 million at any one time outstanding. The Credit Facility also allows the Company and the lenders to provide for a commitment increase to an amount not greater than $600 million. The Credit Facility is a three-year multi-currency revolving facility (with a stated maturity date in February 2013) and is secured by substantially all of the assets of Solar Capital’s investment portfolio. Interest rate options include Base Rate (“BR”) loans, indexed to currency specific LIBOR, and Alternate Base Rate (“ABR”) loans, indexed to the Prime or Fed Funds rates. Borrowings bear interest at a rate per annum equal to the BR plus 3.25% and ABR plus 2.25%. The Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change of control. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity, a minimum leverage ratio and a minimum debt to total assets ratio. The Credit Facility will be used to supplement Solar Capital’s equity capital to make additional investments and for other general corporate purposes.

Senior Unsecured Notes. In February 2010, Solar Capital Ltd. issued $125 million of Senior Unsecured Notes. The Senior Unsecured Notes bear interest at a rate of 8.75% per annum, are payable quarterly in cash, and will mature in February 2014. The Senior Unsecured Notes are redeemable at any time, in whole or in part, at a price of 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Further, we must use the net cash proceeds from the issuance of any other senior unsecured notes either to redeem or make an offer to purchase the outstanding Senior Unsecured Notes at a price of 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. The Senior Unsecured Notes subject us to customary covenants, including, among other things, (i) a requirement to maintain an “asset coverage ratio” of 2.00 to 1.00; (ii) a requirement that in the event of a “change of control” (as defined in the agreement governing the Senior Unsecured Notes) we will be required to offer to repurchase the Senior Unsecured Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase; and (iii) a restriction on incurring any debt on a junior lien basis, or any debt that is contractually subordinated in right of payment to any other debt unless it is also subordinated to the Senior Unsecured Notes on substantially identical terms. The agreement under which the Senior Unsecured Notes were issued contains customary events of default.

Certain covenants may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment our Senior Secured Revolving Credit Facility is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured revolving credit facility(1)	$88.1	—	$88.1	—	—

(1)	As of December 31, 2009, we had $111.9 million of unused borrowing capacity under our credit facility.

We have certain commitments pursuant to our Investment Advisory and Management Agreement entered into with Solar Capital Partners. We have agreed to pay a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. Payments under the Investment Advisory and Management Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. See Item 1. Business—Investment Advisory and Management Agreement. We have also entered into a contract with Solar Capital Management to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Solar Capital Management’s overhead in performing its obligation under the agreement, including rent, fees, and other expenses inclusive of our allocable portion of the compensation of our chief financial officer and any administrative staff. See Item 1. Business—Solar Capital Management.

Off-Balance Sheet Arrangements

In the normal course of its business, we trade various financial instruments and may enter into various investment activities with off-balance sheet risk, which include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Statement of Assets and Liabilities.

Borrowings

We had borrowings of $88.1 million and $0 outstanding as of December 31, 2009 and 2008, respectively, under the Credit Facility. See “Credit Facility” for a description of the Credit Facility. Since completion of our initial public offering we also have approximately $125 million of the Senior Unsecured Notes outstanding.

Distributions and Dividends

During the first quarter of 2009, we agreed to make certain specified distributions to the Solar Capital LLC unit holders on a periodic basis to the extent we had not yet completed our initial public offering. In accordance therewith, on March 17, 2009, we made a pro rata distribution to the then existing Solar Capital LLC unit holders. This distribution was equal to 10% of our December 31, 2008 net asset value and totaled approximately $85.3 million, or $1.04 per outstanding unit. On October 28, 2009 we made another pro rata distribution, declared in September 2009, to the then existing Solar Capital LLC unit holders. This distribution was equal to 10% of our September 30, 2009 net asset value and totaled approximately $81.4 million, or $1.00 per outstanding unit. In December 2009, Solar Capital LLC declared a $75 million cash distribution, which was paid to the then existing Solar Capital LLC unit holders on a pro-rata basis on January 29, 2010.

On January 26, 2010, our board of directors declared a quarterly dividend of $0.60 per share, prorated for the number of days remaining in the first quarter after our initial public offering. As a result, the first quarterly dividend will be $0.34 per share, on a pro-rated basis, and will be payable on April 1, 2010 to holders of record as of March 18, 2010.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into an Investment Advisory and Management Agreement with Solar Capital Partners. Mr. Gross, our chairman and chief executive officer, is the managing member and a senior investment professional of, and has financial and controlling interests in, Solar Capital Partners. In addition, Mr. Spohler, our chief operating officer is a partner and a senior investment professional of, and has financial interests in, Solar Capital Partners.

•

Solar Capital Management provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement. We reimburse Solar Capital Management for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief compliance officer, our chief financial officer and any administrative support staff. Solar Capital Partners, our investment adviser, is the sole member of and controls Solar Capital Management.

•	We have entered into a license agreement with Solar Capital Partners, pursuant to which Solar Capital Partners has granted us a non-exclusive, royalty-free license to use the name “Solar Capital.”

•	Magnetar entities own as of March 4, 2010, approximately 23.88% of our outstanding shares of common stock.

Solar Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. Solar Capital Partners and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the year ended December 31, 2009, certain of the loans in our portfolio had floating interest rates. Interest rates on these loans are typically based on floating LIBOR and reset to current market rates every one to six months. As we increase our investments in mezzanine and other subordinated loans we expect that our portfolio will have an increased percentage of fixed rate assets. A change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the fiscal year ended December 31, 2009, we did not engage in interest rate hedging activities.

The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at December 31, 2009 and interest expense is calculated based on our borrowings of $88.1 million as of December 31, 2009. The base interest rate case assumes the rates on our portfolio investments remain as they were on December 31, 2009. All of the hypothetical calculations are based on a model of our portfolio for the twelve months ended December 31, 2010 and assume no change to any input other than the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Estimated Percentage Change In

Change in Interest Rates	Interest Income Net of Interest Expense
-25 Basis Points	(0.23)%
Base Interest Rate	0.00%
+100 Basis Points	0.90%
+200 Basis Points	1.91%

We have exposure to foreign currencies (Euro, British Pounds and Australian dollars) through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in exchange rates. To limit our exposure to fluctuations in exchange rates, we enter into foreign exchange forward contracts or borrow in those currencies under our multi-currency revolving credit facility. Our foreign currency exchange contracts are short term contracts that are continuously rolled forward to hedge the longer term portfolio investments. The table below presents our exchange rate sensitive assets and liabilities:

	Australian Dollar	Euro	Pounds Sterling
Portfolio Investments (Long)
Par Amount, Fair Value for Equity (in Currency)	29.5	44.9	34.2
Par Amount, Fair Value for Equity ($ in millions)	$26.6	$64.4	$55.0
Fair Value ($ in millions)	$23.8	$27.8	$41.9

Forward Contracts (Short)
Notional Amount (in Currency)	0.7	6.3	6.8
Weighted Average Exchange Rate	0.893	1.454	1.636
Contract Amount ($ in millions)	$0.7	$9.2	$11.2
Fair Value ($ in millions)	$—	$0.1	$0.1

Senior secured revolving credit facility (Short)
Par Amount (in Currency)	29.0	12.0	28.0
Par Amount ($ in millions)	$25.9	$17.2	$45.0
Fair Value ($ in millions)	$25.9	$17.2	$45.0

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	54
Consolidated Statements of Assets and Liabilities as of December 31, 2009 and 2008	55
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and the period March 13, 2007 (inception) through December 31, 2007	56
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2009 and 2008 and the period March 13, 2007 (inception) through December 31, 2007	57
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and the period March 13, 2007 (inception) through December 31, 2007	58
Consolidated Schedules of Investments as of December 31, 2009 and 2008	59
Notes to Consolidated Financial Statements	66
Schedules of Investments in and Advances to Affiliates (unaudited)	80

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital LLC:

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Solar Capital LLC as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the two year period ended December 31, 2009 and the period March 13, 2007 (inception) through December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2009, by correspondence with the custodian or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Capital LLC as of December 31, 2009 and 2008, and the results of its operations, the changes in its net assets and cash flows for the periods described in the first paragraph above, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

March 1, 2010

SOLAR CAPITAL LLC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except units)

	December 31, 2009	December 31, 2008
Assets
Investments at value:
Companies more than 25% owned (cost: $10,000 and $10,030, respectively)	$9,000	$12,930
Companies 5% to 25% owned (cost: $85,102 and $84,931, respectively)	93,423	89,429
Companies less than 5% owned (cost: $968,886 and $1,161,773, respectively)	760,717	665,856

Total investments (cost: $1,063,988 and $1,256,734, respectively)	863,140	768,215
Cash and cash equivalents	5,675	65,841
Interest and dividends receivable	7,547	10,741
Fee revenue receivable	5,824	4,995
Deferred offering costs	1,478	706
Deferred credit facility costs	914	1,463
Derivative assets	294	4,218
Foreign tax receivable	—	101
Withholding tax receivable	—	16,505
Prepaid expenses and other receivables	549	241

Total Assets	885,421	873,026

Liabilities
Credit facility payable	88,114	—
Distributions payable	75,136	—
Due to Solar Capital Partners LLC:
Investment advisory and management fee payable	8,663	5,294
Performance-based incentive fee payable	8,517	5,505
Deferred fee revenue	3,532	3,992
Due to Solar Capital Management LLC	912	1,085
Income taxes payable	535	1,735
Interest payable	153	—
Derivative liabilities	25	1,366
Other accrued expenses and payables	1,931	1,376

Total Liabilities	187,518	20,353

Net Assets	$697,903	$852,673

Number of units outstanding	81,702,847	81,702,847
Net Asset Value Per Unit	$8.54	$10.44

See notes to consolidated financial statements.

SOLAR CAPITAL LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except units)

	Year ended December 31, 2009	Year ended December 31, 2008	March 13, 2007 (inception) through December 31, 2007
INVESTMENT INCOME:
Interest and dividends:
Companies more than 25% owned	$—	$2,652	$295
Companies 5% to 25% owned	9,190	7,175	1,471
Other interest and dividend income	100,480	124,132	76,689

Total interest and dividends	109,670	133,959	78,455

Total investment income	109,670	133,959	78,455

EXPENSES:
Performance-based incentive fee	16,815	9,008	—
Investment advisory and management fees	16,738	24,297	19,719
Interest and other credit facility expenses	2,636	3,343	—
Administrative service fee	2,020	3,430	1,474
Other general and administrative expenses	3,971	4,853	3,579

Total operating expenses	42,180	44,931	24,772

Net investment income before income tax expense	67,490	89,028	53,683

Income tax expense	228	1,629	689

Net investment income	67,262	87,399	52,994

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FORWARD CONTRACTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments:
Companies more than 25% owned	(30)	—	—
Companies 5% to 25% owned	—	—	15
Companies less than 5% owned	(253,364)	(16,878)	(3,572)

Net realized loss on investments	(253,394)	(16,878)	(3,557)
Forward contracts	(12,608)	13,086	(7,125)
Foreign currency exchange	1,104	2,915	12

Net realized loss before income taxes	(264,898)	(877)	(10,670)

Income tax expense (benefit) on realized gain (loss)	—	60	(181)

Net realized loss	(264,898)	(937)	(10,489)

Net change in unrealized gain (loss):
Investments:
Companies more than 25% owned	(3,900)	(300)	3,201
Companies 5% to 25% owned	3,823	2,117	2,380
Companies less than 5% owned	287,748	(498,157)	2,240

Net unrealized gain (loss) on investments	287,671	(496,340)	7,821
Forward contracts	(2,583)	4,087	(1,235)
Foreign currency exchange	(516)	(37)	9

Net change in unrealized gain (loss)	284,572	(492,290)	6,595

Net realized and unrealized gain (loss) on investments, forward contracts and foreign currencies	19,674	(493,227)	(3,894)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$86,936	$(405,828)	$49,100

Earnings (loss) per unit (see note 9)	$1.06	$(4.96)	$0.60

See notes to consolidated financial statements.

SOLAR CAPITAL LLC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands except units)

	Year ended December 31, 2009	Year ended December 31, 2008	March 13, 2007 (inception) through December 31, 2007
Increase (Decrease) in net assets resulting from operations:
Net investment income	$67,262	$87,399	$52,994
Net realized loss	(264,898)	(937)	(10,489)
Net change in unrealized gain (loss)	284,572	(492,290)	6,595

Net increase (decrease) in net assets resulting from operations	86,936	(405,828)	49,100

Distributions to unit holders declared	(241,706)	—	—

Capital unit transactions:
Net proceeds from unit sold	—	—	1,209,401

Net increase in net assets resulting from capital unit transactions	—	—	1,209,401

Net increase (decrease) in net assets	(154,770)	(405,828)	1,258,501
Net assets at beginning of year (period)	852,673	1,258,501	—

Net assets at end of year (period)	$697,903	$852,673	$1,258,501

See notes to consolidated financial statements

SOLAR CAPITAL LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except units)

	Year ended December 31, 2009	Year ended December 31, 2008	March 13, 2007 (inception) through December 31, 2007
Cash Flows from Operating Activities:
Net increase (decrease) in net assets from operations	$86,936	$(405,828)	$49,100
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Net realized loss from investments	253,394	16,878	3,557
Net realized (gain) loss from foreign currency exchange	(1,104)	(2,915)	—
Net change in unrealized (gain) loss on investments	(287,671)	496,340	(7,821)
Net change in forward contracts	2,583	(4,087)	1,235

(Increase) decrease in operating assets:
Purchase of investment securities	(214,109)	(231,137)	(960,767)
Proceeds from disposition of investment securities	153,461	128,440	150,750
Interest and dividends receivable	3,194	1,579	(12,320)
Fee revenue receivable	(829)	(2,128)	(2,867)
Deferred offering costs	(772)	(706)	—
Deferred credit facility costs	549	(1,463)	—
Foreign tax receivable	101	4	(105)
Withholding tax receivable	16,505	(16,505)	—
Prepaid expenses and other receivables	(308)	(239)	(2)
Receivable for investments sold	—	31,985	(31,985)

Increase (decrease) in operating liabilities:
Investment advisory and management fee payable	3,369	(953)	6,247
Performance-based incentive fee payable	3,012	5,505	—
Deferred fee revenue	(460)	1,306	2,686
Due to Solar Capital Management LLC	(173)	518	567
Income taxes payable	(1,200)	1,227	508
Interest payable	153	—	—
Other accrued expenses and payables	555	413	963
Payable for investments purchased	—	(125,000)	125,000

Net Cash Provided by (Used in) Operating Activities	17,186	(106,766)	(675,254)

Cash Flows from Financing Activities:
Net proceeds from units sold	—	—	844,946
Distributions to unit holders paid in cash	(166,570)	—	—
Proceeds from borrowings on credit facility	383,034	61,320	—
Repayments of borrowings on credit facility	(293,816)	(58,405)	—

Net Cash Provided by (Used in) Financing Activities	(77,352)	2,915	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,166)	(103,851)	169,692
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR (PERIOD)	65,841	169,692	—

CASH AND CASH EQUIVALENTS AT END OF YEAR (PERIOD)	$5,675	$65,841	$169,692

Non-cash financing activity:
Investments exchanged for capital units	$—	$—	$364,455

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,410	$530	$—
Cash paid for income taxes	$1,428	$1,015	$—

Non-cash financing activity:
Distributions payable	$75,136	$—	$—

See notes to consolidated financial statements.

SOLAR CAPITAL LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

(in thousands, except units)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans—18.8%
Affinity 1st Lien	Printing, Publishing, Broadcasting	12.75	3/31/2010	$18,771	$18,372	$18,489
Asurion Corporation	Insurance	6.73	7/3/2015	55,000	54,939	51,700
Classic Cruises Holdings(5)	Leisure, Motion Pictures, Entertainment	10.02	1/31/2015	26,000	25,350	20,800
Emdeon Business Services LLC	Healthcare, Education, and Childcare	5.29	5/16/2014	15,000	15,112	14,400
National Interest Security Corporation(11)	Aerospace & Defense	15.00	6/11/2013	25,182	24,740	26,152
Ram Energy Resources, Inc.	Oil & Gas	12.75	11/29/2012	12,827	12,769	12,058
Wyle Laboratories	Aerospace & Defense	15.00	1/17/2015	20,000	19,614	19,900

Total Bank Debt/Senior Secured Loans				$172,780	$170,896	$163,499

Subordinated Debt/Corporate Notes—74.4%
Allied Capital	Finance	6.00	4/1/2012	15,393	9,362	14,392
Allied Capital	Finance	6.63	7/15/2011	14,500	8,880	13,920
Adams Outdoor Advertising	Diversified / Conglomerate Service	13.50	6/20/2011	40,000	39,445	35,360
Adams Outdoor Advertising	Diversified / Conglomerate Service	10.88	6/20/2011	18,237	18,345	15,538
AMC Entertainment Holdings, Inc.	Leisure, Motion Pictures, Entertainment	5.25	6/13/2012	24,383	24,106	20,433
Booz Allen	Aerospace & Defense	13.00	7/31/2016	43,000	42,220	43,000
Casema B.V.(3)	Telecommunications	9.73	9/13/2016	7,860	7,542	7,565
Casema B.V.(3)	Telecommunications	9.69	9/13/2016	8,478	8,135	8,109
Direct Buy Inc.	Home and Office Furnishing, Consumer Products	16.00	5/30/2013	36,593	36,092	31,104
DS Waters	Beverage, Food, and Tobacco	14.00	4/24/2012	99,565	98,664	95,085
Earthbound	Beverage, Food, and Tobacco	15.25	7/20/2016	40,000	38,875	39,800
Fleetpride Corporation	Cargo Transport	11.50	10/1/2014	43,000	43,145	38,754
FreedomRoads	Automotive	16.00	6/20/2011	27,500	27,076	25,603
Global Garden Products(3)(6)(12)	Farming & Agriculture	12.72	10/31/2016	19,674	20,136	—
Grakon, LLC(13)	Machinery	12.00	6/19/2013	20,403	19,306	5,101
Iglo Birds Eye Group Limited(3)(4)	Beverage, Food, and Tobacco	8.99	11/3/2016	5,230	4,908	4,942
Iglo Birds Eye Group Limited(3)(4)	Beverage, Food, and Tobacco	8.52	11/3/2016	12,200	14,701	11,527
Jonathan Engineering Solutions Corp.(12)	Diversified/Conglomerate Manufacturing	16.50	6/29/2014	4,219	4,045	—
Jonathan Engineering Solutions Corp.(12)	Diversified/Conglomerate Manufacturing	13.00	6/29/2014	10,641	10,614	—
Learning Care Group No.2, Inc	Healthcare, Education, and Childcare	13.50	12/28/2015	31,173	30,797	27,276
Magnolia River, LLC	Hotels, Motels, Inns & Gaming	14.00	4/28/2014	19,064	18,327	13,345
National Interest Security Corporation(11)	Aerospace & Defense	15.00	6/11/2013	30,539	30,229	31,303
Pacific Crane Maintenance Company, L.P.(12)	Machinery	13.00	2/15/2014	9,045	8,920	—
ProSieben Sat.1 Media AG(3)(8)(13)	Broadcasting & Entertainment	8.15	3/6/2017	21,437	19,804	5,505
Rug Doctor L.P.	Personal, Food and Misc. Services	14.94	10/31/2014	48,253	45,920	45,841
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment	11.18	12/29/2013	18,086	16,328	16,278
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment	12.00	12/29/2013	6,857	5,283	6,068
Tri-Star Electronics International, Inc.	Aerospace & Defense	15.25	8/2/2013	22,546	22,420	16,008
Wastequip, Inc.(13)	Containers, Packaging and Glass	12.00	2/5/2015	15,745	14,953	3,149
Weetabix Group(3)(7)	Beverage, Food, and Tobacco	10.62	9/14/2016	13,627	16,335	9,879
Weetabix Group(3)(7)	Beverage, Food, and Tobacco	9.83	5/7/2017	29,211	34,948	20,447
Wire Rope Corporation (nka WireCo World Group)	Diversified/Conglomerate Manufacturing	11.00	2/8/2015	39,000	38,302	36,660

Total Subordinated Debt/Corporate Notes				$795,459	$778,163	$641,992

See notes to consolidated financial statements.

SOLAR CAPITAL LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2009

(in thousands, except units)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Preferred Equity—0.1%
Wyle Laboratories	Aerospace & Defense	8.00	7/17/2015	$39	$39	$40

Total Preferred Equity				$39	$39	$40

Common Equity/Partnership Interests/Warrants—6.7%
Ark Real Estate Partners LP(9)(11)	Real Estate			28,006,121	28,006	19,675
Direct Buy Inc.	Home and Office Furnishing, Consumer Products			5,000,000	5,000	1,040
Grakon, LLC	Machinery			1,714,286	1,714	—
Great American Group Inc.(14)	Business Services			572,800	2,681	1,874
Great American Group Inc.(15)	Business Services			187,500	3	614
Great American Group Inc.(16)	Business Services			125,000	—	—
National Interest Security Corporation(11)	Aerospace & Defense			2,265,023	2,125	16,293
National Specialty Alloys, LLC(10)	Mining, Steel and Nonprecious Metals			1,000,000	10,000	9,000
Nuveen Investments, Inc.	Finance			3,000,000	30,000	6,000
NXP Semiconductors Netherlands B.V.(3)	Electronics			944,628	31,060	1,697
Pacific Crane Maintenance Company, L.P.	Machinery			10,000	1,000	—
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment			4,285,714	3,301	1,416

Total Common Equity/Partnerships Interests/Warrants					$114,890	$57,609

Total Investments					$1,063,988	$863,140

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act. Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2009.
(3)	The following entities are domiciled outside the United States: Casema B.V. and NXP Semiconductors Netherlands B.V. in The Netherlands; Iglo Birds Eye Group Limited, Global Garden Products and Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; and Seven Media Group Pty Limited in Australia. All other investments are domiciled in the United States.
(4)	Solar Capital LLC’s investments in Iglo Birds Eye Group Limited are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital LLC’s investments in Classic Cruises Holdings are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital LLC’s investments in Global Garden Products are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Solar Capital LLC’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(8)	Solar Capital LLC’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(9)	Solar Capital LLC has an unfunded commitment of $16,745.
(10)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	Investment is on non-accrual status.
(13)	Investments are current on all obligations with interest payments being applied to principal.
(14)	Common Shares
(15)	Founders Shares
(16)	Contingent Founders Shares

See notes to consolidated financial statements.

SOLAR CAPITAL LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2009

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2009
Beverage, Food, and Tobacco	21%
Aerospace & Defense	17%
Diversified / Conglomerate Service	6%
Insurance	6%
Personal, Food and Misc. Services	5%
Healthcare, Education, and Childcare	5%
Leisure, Motion Pictures, Entertainment	4%
Cargo Transport	4%
Diversified / Conglomerate Manufacturing	4%
Finance	4%
Home and Office Furnishing, Consumer Products	4%
Broadcasting & Entertainment	3%
Automotive	3%
Real Estate	2%
Telecommunications	2%
Hotels, Motels, Inns & Gaming	2%
Printing, Publishing, Broadcasting	2%
Oil & Gas	1%
Mining, Steel, Iron, and Nonprecious Metals	1%
Machinery	1%
Containers, packaging and glass	1%
Business Services	1%
Electronics	1%

100%

See notes to consolidated financial statements.

SOLAR CAPITAL LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2008

(in thousands, except units)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans—19.1%
Advanstar Communications Inc.	Diversified Services	8.76	12/1/2015	$15,000	$15,000	$4,500
Asurion Corporation	Insurance	8.01	7/3/2015	55,000	54,928	33,756
Classic Cruises Holdings(5)	Leisure, Motion Pictures, Entertainment	9.88	1/31/2015	26,000	25,775	17,420
Emdeon Business Services LLC	Healthcare, Education, and Childcare	8.76	5/19/2014	15,000	15,138	9,900
Greatwide Logistics Services, Inc.(13)	Logistics Distribution	10.75	6/19/2014	26,000	25,870	—
National Interest Security Corporation(11)	Aerospace & Defense	15.00	6/7/2013	25,182	24,588	24,679
Nuveen Investments, Inc.	Finance	4.44	11/14/2014	14,888	14,848	5,881
Questex Media Group	Diversified Services	8.71	11/4/2014	10,000	10,000	6,000
Ram Energy Resources, Inc.	Oil & Gas	9.38	11/15/2011	14,173	14,173	10,630
Texas Competitive Electric Holdings Company LLC	Utilities	5.37	10/10/2014	13,805	13,928	9,606
Univar Inc.	Chemicals, Plastics, & Rubber	6.76	10/15/2014	21,780	21,462	13,285
Wyle Laboratories	Aerospace & Defense	11.26	1/17/2015	15,000	14,763	11,250

Total Bank Debt/Senior Secured Loans				$251,828	$250,473	$146,907

Subordinated Debt/Corporate Notes—69.3%
Adams Outdoor Advertising	Broadcasting & Entertainment	13.50	8/14/2011	$40,000	$39,145	$34,800
Advanstar Communications Inc.	Diversified Services	10.76	12/1/2015	21,492	21,492	2,149
Affinity Group, Inc.	Printing, Publishing, Broadcasting	10.88	10/15/2012	18,979	19,117	8,540
AMC Entertainment Holdings, Inc.	Leisure, Motion Pictures, Entertainment	7.00	6/13/2012	22,941	22,589	11,370
Booz Allen	Aerospace & Defense	13.00	7/31/2016	43,000	42,592	36,550
Casema B.V.(3)	Telecommunications	12.31	11/17/2016	7,264	7,187	5,988
Casema B.V.(3)	Telecommunications	12.64	11/17/2016	7,837	7,760	6,415
Direct Buy Inc.	Home and Office Furnishing, Consumer Products	14.50	5/30/2013	35,424	34,880	26,568
DS Waters	Beverage, Food, and Tobacco	13.00	4/15/2012	87,082	85,928	77,503
Fleetpride Corporation	Cargo Transport	11.50	10/1/2014	43,000	43,170	37,625
FreedomRoads	Automotive	12.00	5/30/2013	27,500	27,079	23,650
Global Garden Products(3)(6)	Farming & Agriculture	15.28	10/31/2016	32,913	34,187	18,760
Grakon, LLC	Cargo Transport	12.00	6/19/2013	20,100	19,803	12,362
Iglo Birds Eye Group Limited(3)(4)	Beverage, Food, and Tobacco	11.04	12/8/2016	4,871	4,702	2,953
Iglo Birds Eye Group Limited(3)(4)	Beverage, Food, and Tobacco	11.27	12/8/2016	10,486	14,223	6,357
Jonathan Engineering Solutions Corp.	Diversified/Conglomerate Manufacturing	16.50	6/29/2014	3,888	3,713	2,722
Jonathan Engineering Solutions Corp.	Diversified/Conglomerate Manufacturing	13.00	6/29/2014	10,480	10,448	7,336
Learning Care Group No.2, Inc	Healthcare, Education, and Childcare	13.50	12/31/2015	30,395	29,962	24,316
Magnolia River, LLC	Hotels, Motels, Inns & Gaming	14.00	4/28/2014	20,500	19,487	17,425
National Interest Security Corporation(11)	Aerospace & Defense	15.00	1/20/2013	30,539	30,072	27,180
Pacific Crane Maintenance Company, L.P.	Machinery	13.00	2/15/2014	9,000	8,862	6,300
ProSieben Sat.1 Media AG(3)(8)	Broadcasting & Entertainment	12.37	3/6/2017	20,420	20,517	819
Questex Media Group	Diversified Services	14.50	11/4/2014	36,798	36,296	23,919
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment	10.49	12/12/2013	14,118	15,599	10,518
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment	12.00	12/12/2013	4,779	5,283	3,685
Tri-Star Electronics International, Inc.	Aerospace & Defense	13.25	8/2/2013	22,500	22,500	18,450
Valley National Gases LLC	Industrial Gas Distribution	13.50	2/28/2015	27,000	26,612	22,950
Wastequip, Inc.	Containers	12.00	2/5/2015	15,431	15,431	3,858
Weetabix Group(3)(7)	Beverage, Food, and Tobacco	14.38	9/14/2016	10,835	14,898	6,230
Weetabix Group(3)(7)	Beverage, Food, and Tobacco	13.52	5/7/2017	23,234	31,771	13,011
Wire Rope Corporation (nka WireCo World Group)	Diversified/Conglomerate Manufacturing	11.00	2/8/2015	35,000	35,811	31,640

Total Subordinated Debt/Corporate Notes				$737,806	$751,116	$531,949

See notes to consolidated financial statements.

SOLAR CAPITAL LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2008

(in thousands, except units)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Preferred Equity—0.8%
The Reader’s Digest Association, Inc.(13)	Printing, Publishing, Broadcasting	13.50	3/2/2019	$61,450	$61,101	$6,145

Total Preferred Equity				$61,450	$61,101	$6,145

Common Equity/Partnership Interests/Warrants—9.9%
Advanstar Communications Inc.	Media			3,400,000	3,400	68
Ark Real Estate Partners LP (9)(11)	Real Estate			28,006,121	28,006	24,619
Alternative Asset Management Acquisition Corp.	Finance			712,000	712	50
Alternative Asset Management Acquisition Corp.	Finance			286,400	2,681	2,646
Alternative Asset Management Acquisition Corp.	Finance			1,293,750	3	3
505 Capital Partners GP (CIT JV)(10)	Finance			30,000	30	30
505 Capital Partners LP (CIT JV)(10)(14)	Finance			—	—	—
Direct Buy Inc.	Home and Office Furnishing, Consumer Products			5,000,000	5,000	2,500
Grakon, LLC	Cargo Transport			1,714,286	1,714	343
Dufry	Retail Stores			39,056	2,842	1,013
National Interest Security Corporation(11)	Aerospace & Defense			2,265,023	2,265	12,951
National Specialty Alloys, LLC(10)	Industrial			1,000,000	10,000	12,900
Nuveen Investments, Inc.	Finance			3,000,000	30,000	4,500
NXP Semiconductors Netherlands B.V.(3)	Technology			944,628	31,057	4,936
Pacific Crane Maintenance Company, L.P.	Machinery			10,000	1,000	359
The Reader’s Digest Association, Inc	Printing, Publishing, Broadcasting			16,606,060	16,606	—
Seven Media Group Pty Limited (3)	Broadcasting & Entertainment			4,285,714	3,301	1,494
Sandridge Energy, Inc. (12)	Oil & Gas			740,556	13,891	4,554
Station Casino, Inc.	Hotels, Motels, Inns & Gaming			40,000,000	40,486	2,000
Wyle Laboratories	Aerospace & Defense			123,140	1,050	1,050

Total Common Equity/Partnerships Interests/Warrants					$194,044	$76,016

Put/Call Options Purchased or Written—0.9%
Sandridge Energy, Inc.(12)	Oil & Gas			(285,000)	$—	$(3)

Sandridge Energy, Inc.(12)	Oil & Gas			285,000	—	7,201

Total Put/Call Options Purchased or Written					$—	$7,198

Total Investments					$1,256,734	$768,215

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act. Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2008.

(3)	The following entities are domiciled outside the United States: Casema B.V. and NXP Semiconductors Netherlands B.V. in The Netherlands; Iglo Birds Eye Group Limited, Global Garden Products and Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; and Seven Media Group Pty Limited in Australia. All other investments are domiciled in the United States.
(4)	Solar Capital LLC’s investments in Iglo Birds Eye Group Limited are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital LLC’s investments in Classic Cruises Holdings are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital LLC’s investments in Global Garden Products are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Solar Capital LLC’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(8)	Solar Capital LLC’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(9)	Solar Capital LLC is committed to fund capital of $48,845 of which $28,006 has already been funded.
(10)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	In the third quarter of 2008 Solar Capital LLC entered into a costless collar transaction creating a partial economic hedge of the Sandridge Energy, Inc. equity investment.
(13)	Investment is on non-accrual status.
(14)	Investment had capital returned and has an unfunded commitment of $75 million at December 31, 2008.

See notes to consolidated financial statements.

SOLAR CAPITAL LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2008

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2008
Beverage, Food, and Tobacco	14%
Aerospace & Defense	12%
Printing, Publishing, Broadcasting	6%
Oil & Gas	6%
Diversified/Conglomerate Manufacturing	5%
Cargo Transport	5%
Diversified/Conglomerate Service	5%
Business Services	5%
Insurance	4%
Broadcasting & Entertainment	4%
Healthcare, Education, and Childcare	4%
Home and Office Furnishing, Consumer Products	4%
Real Estate	3%
Automotive	3%
Hotels, Motels, Inns & Gaming	3%
Machinery	3%
Farming & Agriculture	2%
Leisure, Motion Pictures, Entertainment	2%
Electronics	2%
Chemicals, Plastics and Rubber	2%
Finance	2%
Mining, Steel, Iron, and Nonprecious Metals	2%
Utilities	1%
Containers, packaging and glass	1%

100%

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Solar Capital LLC (“Solar Capital”, the “Company”, or “We”), a Maryland limited liability company organized on February 12, 2007, is a closed-end, management investment company. We commenced operations on March 13, 2007 with initial capital of $1.2 billion of which 47.04% was funded by affiliated parties.

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making direct equity investments in such companies.

Note 2. Significant Accounting Policies

Basis of Presentation—The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company and its wholly-owned subsidiary, Solar Capital Luxembourg I S.a.r.l., which was incorporated under the laws of the Grand Duchy of Luxembourg on April 26, 2007. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated.

Certain prior period amounts have been reclassified to conform to current year presentation.

Accounting Standards Codification—The FASB established the Accounting Standards CodificationTM (“ASC”) on July 2, 2009 as the single source of authoritative GAAP to be applied by nongovernmental entities. The ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the ASC is no longer authoritative.

Following the ASC, the FASB no longer issues new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it issues Accounting Standards Updates, which serve to update the ASC, provide background information about the guidance and provide the basis for conclusions on the changes to the ASC. GAAP was not changed as a result of the FASB’s codification project, but the codification project changes the way guidance is organized and presented. As a result, these changes have a significant impact on how we reference GAAP in our financial statements for interim and annual periods.

Investments—The Company applies fair value accounting in accordance with GAAP. Security transactions are accounted for on trade date. Securities for which market quotations are readily available on an exchange shall be valued at such price as of the closing price on the day of valuation. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Company’s investment adviser (the “Adviser”) or Board of Directors (the “Board”), does not represent fair value, shall each be valued as follows:

1)	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

2)	Preliminary valuation conclusions are then documented and discussed with senior management;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

3)	Third-party valuation firms are engaged by, or on behalf of, the Board to conduct independent appraisals and review management’s preliminary valuations and make their own independent assessment, for all material assets; and

4)	The Board discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of our investment adviser (note 4) and, where appropriate, the respective independent valuation firms.

Valuation methods, among other measures and as applicable, may include comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

Cash and Cash Equivalents—Cash and cash equivalents include investments in money market accounts or investments with original maturities of three months or less.

Revenue Recognition—The Company’s revenue recognition policies are as follows:

Sales: Gains or losses on the sale of investments are calculated by using the specific identification method.

Interest Income: Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. PIK interest is accrued at the contractual rates and added to the loan principal on the reset dates.

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Income Taxes—The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The major tax jurisdiction of the Company and the earliest tax year subject to examination is as follows: United States 2007.

Foreign Currency Translation—The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

Derivative Instruments and Hedging Activity—In accordance with GAAP, the Company recognizes derivatives as either assets or liabilities at their fair value on its Consolidated Statements of Assets and Liabilities. At this time, the Company does not document formal hedge relationships because the hedged items are recorded at fair value with realized and unrealized gains and losses recognized in current earnings. Realized and unrealized gains and losses from derivatives are also recorded in current earnings. Realized gains or losses from derivatives are recognized when contracts are settled. The Company primarily uses foreign exchange forward contracts in order to economically hedge its foreign currency risk. Foreign exchange forward contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market exchange rate. The fair values of foreign exchange forward contracts are recognized in either derivative assets or derivative liabilities in the Company’s Consolidated Statements of Assets and Liabilities. The Company may also borrow in foreign currencies on its multicurrency credit lines to reduce foreign currency exposure. The changes in market values of assets and liabilities denominated in the same foreign currency offset in earnings providing a “natural” foreign currency hedge.

Deferred Offering Costs—Offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of the initial public offering.

Use of Estimates in the Preparation of Financial Statements—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Subsequent Events Evaluation—The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through March 1, 2010, the date the financial statements were issued. This evaluation resulted in subsequent events that necessitated disclosures but not adjustments (see Note14).

Note 3. Investments

Investments consisted of the following as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$170,896	$163,499	$250,473	$146,907
Subordinated Debt/Corporate Notes	778,163	641,992	751,116	531,949
Preferred Equity	39	40	61,101	6,145
Common Equity/Partnership Interests/Warrants	114,890	57,609	194,044	76,016
Put/Call Options Purchased or Written	—	—	—	7,198

Total	$1,063,988	$863,140	$1,256,734	$768,215

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 4. Agreements

Solar Capital has an Investment Advisory and Management Agreement with Solar Capital Partners LLC (the “Investment Adviser”), under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to, Solar Capital. For providing these services, the Investment Adviser receives a fee from Solar Capital, consisting of two components—a base management fee and an incentive fee. The base management fee is determined by taking the average value of Solar Capital’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Solar Capital’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Solar Capital’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Solar Capital’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Solar Capital pays the Investment Adviser an incentive fee with respect to Solar Capital’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Solar Capital’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Solar Capital’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Solar Capital’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro-rated for any period of less than three months and adjusted for any unit issuances or repurchases during the relevant quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), commencing on February 12, 2007, and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the advisor.

Solar Capital has also entered into an Administration Agreement with Solar Capital Management, LLC (the “Administrator”) under which the Administrator provides administrative services for Solar Capital. For providing these services, facilities and personnel, Solar Capital reimburses the Administrator for Solar Capital’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent. The Administrator will also provide, on Solar Capital’s behalf, managerial assistance to those portfolio companies to which Solar Capital is required to provide such assistance.

Note 5. Derivatives

The Company is exposed to foreign exchange risk through its investments denominated in foreign currencies. The Company mitigates this risk through the use of foreign currency forward contracts. As an investment company, all changes in the fair value of assets, including changes caused by foreign currency fluctuation, flow through current earnings. The forward contracts serve as an economic hedge with their realized and unrealized gains and losses also recorded in current earnings. The Company has no derivatives designated as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

hedging instruments. During the year ended December 31, 2009 we entered into 81 foreign currency forward contracts with durations of 1 to 3 months and the average U.S. dollar value of foreign currency forward contracts was $29,757.

As of December 31, 2009, there were nine open forward foreign currency contracts denominated in Euro, Australian Dollar and British Pounds, six of which terminate on January 15, 2010 and three of which terminate on February 16, 2010. As of December 31, 2008, there were four open foreign currency contracts denominated in Euro, Australian Dollar, and British Pounds, all of which terminated on January 15, 2009. At December 31, 2009, there was no fixed collateral held by SunTrust Bank for the open contracts and no credit-related contingent features associated with any of the open forward contracts. As of December 31, 2008, there were no collateral requirements or credit-related contingent features associated with any of the open forward contracts. The contract details are as follows:

		December 31, 2009			December 31, 2008
Purchase:	Counterparty	Local Currency	USD Value	Unrealized appreciation (depreciation)	Local Currency	USD Value	Unrealized appreciation (depreciation)
USD/AUD	SunTrust Bank	(734)	$658	$1	—	$—	$—
USD/AUD	SunTrust Bank	734	669	10	—	—	—
USD/AUD	SunTrust Bank	734	655	(1)	—	—	—
USD/EURO	SunTrust Bank	(317)	461	(7)	—	—	—
USD/EURO	SunTrust Bank	317	463	10	—	—	—
USD/EURO	SunTrust Bank	6,317	9,185	135	—	—	—
USD/GBP	SunTrust Bank	(825)	1,351	(17)	—	—	—
USD/GBP	SunTrust Bank	825	1,342	8	—	—	—
USD/GBP	SunTrust Bank	6,825	11,165	130	—	—	—
USD/EURO	Citibank N.A., NY	—	—	—	22,765	33,335	1,668
USD/EURO	Citibank N.A., NY	—	—	—	25,000	33,410	(1,366)
USD/GBP	Citibank N.A., NY	—	—	—	31,830	48,957	2,470
USD/AUD	Citibank N.A., NY	—	—	—	30,507	20,995	80

Total			$25,949	$269		$136,697	$2,852

The following tables show the fair value and effect of the derivative instruments on the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Operations:

	December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments(a)
Foreign exchange contracts	Derivative assets	$294	Derivative assets	$4,218
Call Options	Investments	—	Investments	7,201

Total derivatives not designated as hedging instruments(a)		$294		$11,419

Total derivatives		$294		$11,419

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	Derivative Liabilities
	December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments(a)
Foreign exchange contracts	Derivative liabilities	$25	Derivative liabilities	$1,366
Put Options	Investments	—	Investments	3

Total derivatives not designated as hedging instruments(a)		$25		$1,369

Total derivatives		$25		$1,369

Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives not designated as hedging instruments(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year ended December 31, 2009	Year ended December 31, 2008	March 13, 2007 (inception) through December 31, 2007
Foreign exchange contracts	Realized gain (loss): Forward contracts	$(12,608)	$13,086	$(7,125)
Foreign exchange contracts	Unrealized gain (loss): Forward contracts	(2,583)	4,087	(1,235)
Put Options	Realized gain (loss): Investments	7,359	—	—
Put Options	Unrealized gain (loss): Investments	(7,201)	—	—
Call Options	Realized gain (loss): Investments	(9)	—	—
Call Options	Unrealized gain (loss): Investments	3	(3)	—

Total		$(15,039)	$17,170	$(8,360)

(a)	See Note 2 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.

Note 6. Borrowing Facilities

On January 11, 2008, Solar Capital LLC entered into a $200 million Senior Secured Revolving Credit Facility (the “Credit Facility”) with Citigroup Global Markets, Inc., (“CGMI”) various lenders and Citibank, N.A., as administrative agent for the lenders. CGMI acted as the sole lead bookrunner and the sole lead arranger for the Credit Facility. Under the terms of the Credit Facility, the lenders agreed to extend credit to Solar Capital (the “Borrower”) in an aggregate principal or face amount not exceeding $200 million at any one time outstanding. The Credit Facility also allows the Borrower and the lenders to provide for a commitment increase to an amount not greater than $600 million. The Credit Facility is a three-year multi-currency revolving facility (with a stated maturity date of January 11, 2011) and is secured by substantially all of the assets of Solar Capital’s investment portfolio. Interest rate options include Base Rate (“BR”) loans, indexed to currency specific London Interbank Offered Rates (LIBOR), and Alternate Base Rate (“ABR”) loans, indexed to the Prime or Fed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Funds rates, under two different borrowing options. Under Option I terms, borrowings bear interest at a rate per annum equal to the BR plus 1.375% and ABR plus 0.00% and under Option II terms at BR plus 2.00% and ABR plus 0.00%. However, Option II terms expired in January 2009. The facility allows for Swingline, or short notice, loans, which when denominated in foreign currencies bear interest at a rate per annum agreed between the Borrower and lender at the time the loans are made. The Credit Facility contains affirmative and negative covenants, including: (a) periodic financial reporting requirements; (b) notices of material events; (c) the Borrower will not, nor will it permit any of its subsidiaries to, create, incur, assume or permit to exist any indebtedness, except (i) indebtedness created under the Credit Facility; (ii) secured longer-term indebtedness and unsecured longer-term indebtedness in an aggregate amount required to comply with the provisions of the Credit Facility; (iii) other permitted indebtedness, (iv) indebtedness of financing subsidiaries, (v) repurchase obligations arising in the normal course of business with respect to U.S. Government Securities, (vi) obligations payable to clearing agencies, brokers or dealers in connection with the purchase or sale of securities in the ordinary course of business, (vii) secured shorter-term indebtedness and unsecured shorter-term indebtedness in an aggregate amount not exceeding 5% of Shareholders’ Equity and (viii) obligations (including guarantees) in respect of standard securitization undertakings; (d) maintaining minimum shareholders’ equity at the last day of any fiscal quarter not to be less than the greater of (A) 40% of the total assets of the Borrower and its subsidiaries as at the last day of such fiscal quarter or (B) $700 million plus 25% of the net proceeds of the sale of equity interests by the Borrower and its subsidiaries; (e) asset coverage ratio will not be less than 2.00 to 1 at any time; (f) maintaining minimum liquidity requirements; (g) the Borrower will not, and will not permit any of its subsidiaries to, enter into any material transactions with any of its affiliates or to engage in any material extent in any business other than in accordance with its investment policies and (h) no further negative pledge. The Credit Facility will be used to supplement Solar Capital’s equity capital to make additional investments and for other general corporate purposes.

On September 25, 2009, the Credit Facility was amended, lowering the minimum shareholder’s equity covenant to $475 million from $700 million and allowing for the transfer of assets free and clear of Credit Facility liens. Per the newly amended agreement, borrowings shall bear interest at a rate per annum equal to the BR plus 2.50% and ABR plus 1.50%, with a 1.00% increase when the aggregate principal loan balance exceeds $100 million. In addition, prior to a Solar Capital initial public offering, the Credit Facility will be reduced the earlier of May 1, 2010 or the date of the distribution to unit holders based on the December 31, 2009 net asset value by the greater of (i) $25 million or (ii) 50% of the aggregate available and unused commitments at that time; and thereafter by 50% of net cash proceeds from the sale or repayment of portfolio investments.

The weighted average annual interest cost for the years ended December 31, 2009 and 2008 was less than 1%. These costs are exclusive of the 0.25% for commitment fees and for other prepaid expenses related to establishing the credit facility. This weighted average annual interest cost reflects the average interest cost for all borrowings.

The average debt outstanding on the Credit Facility was $29,035 and $10,255 for the years ended December 31, 2009 and, 2008, respectively. The maximum amounts borrowed during years ended December 31, 2009 and 2008 were $122,065 and $61,320, respectively. The debt outstanding as of December 31, 2009 was $88,114 and there were no outstanding borrowings as of December 31, 2008. At December 31, 2009 and 2008, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

On January 11, 2009, the Company’s other credit facility (previously referred to as the Warehouse Facility) expired unused upon its maturity.

Note 7. Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a framework for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

GAAP fair value measurement guidance classifies the inputs used to measure these fair values into the following hierarchy:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access (examples include active exchange-traded equity securities, exchange-traded derivatives, and most U.S. Government and agency securities).

Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include certain of our private debt and equity investments) and long-dated or complex derivatives (including certain equity and currency derivatives).

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore gains and losses for such assets and liabilities categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Levels 1 and 2 financial instruments entered into by the Company that economically hedge certain exposures to the Level 3 positions.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2009 and 2008:

Fair Value Measurements

As of December 31, 2009

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$163,499	$163,499
Subordinated Debt/Corporate Notes	—	65,961	576,031	641,992
Preferred Equity	—	—	40	40
Common Equity/Partnership Interests/Warrants	—	2,488	55,121	57,609
Derivative assets—forward contracts	—	294	—	294
Liabilities:
Derivative liabilities—forward contracts	—	25	—	25

Fair Value Measurements

As of December 31, 2008

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$49,242	$97,665	$146,907
Subordinated Debt/Corporate Notes	—	22,533	509,416	531,949
Preferred Equity	—	—	6,145	6,145
Common Equity/Partnership Interests/Warrants	8,121	143	67,752	76,016
Put/Call Options		7,198		7,198
Derivative assets—forward contracts	—	4,218	—	4,218
Liabilities:
Derivative liabilities—forward contracts	—	1,366	—	1,366

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the years ended December 31, 2009 and 2008, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2009 and 2008:

Fair Value Measurements Using Level 3 Inputs

As of December 31, 2009

	Bank Debt/Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/Warrants
Fair value, January 1, 2009	$97,665	$509,416	$6,145	$67,752
Total gains or losses included in earnings:
Net realized loss	(50,032)	(75,837)	(61,101)	(61,081)
Net change in unrealized gain (loss)	82,880	58,509	54,957	48,941
Purchases, sales, issuances, and settlements (net)	(770)	83,943	39	(491)
Transfers into Level 3	33,756	—	—	—

Fair value, December 31, 2009	$163,499	$576,031	$40	$55,121

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$34,333	$23,128	$2	$(9,480)

The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the year.

Fair Value Measurements Using Level 3 Inputs

As of December 31, 2008

	Bank Debt/Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/Warrants
Fair value, January 1, 2008	$192,794	$564,615	$55,299	$203,071
Total gains or losses included in earnings:
Net realized gain (loss)	11	(16,529)	—	(158)
Net change in unrealized gain (loss)	(61,369)	(186,822)	(54,956)	(113,160)
Purchases, sales, issuances, and settlements (net)	(53,661)	148,152	5,802	4,344
Transfers into (out of) Level 3	19,890	—	—	(26,345)

Fair value, December 31, 2008	$97,665	$509,416	$6,145	$67,752

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(61,337)	$(192,773)	$(54,956)	$(113,160)

The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 8. Taxes

Withholding Tax

The Company is engaged in activities that for tax purposes have been deemed effectively connected with a U.S. trade or business. We generally are required to withhold and remit to the U.S. government a percentage of our net income and gains that are both effectively connected with that trade or business and allocated to non-U.S. unit holders, and we will be liable for interest and penalties with respect to amounts that are not so withheld. The relevant withholding percentage generally is the maximum applicable U.S. federal income tax rate, currently 35%. Non-U.S. unit holders that are corporations might also be subject to a “branch profits” tax on certain earnings deemed to have been repatriated to those persons. Similar withholding is required in various state and local jurisdictions.

The Company’s entire withholding tax receivable of $16,505 at December 31, 2008 benefited our non-U.S. unit holders. All withholding tax receivable was repaid by the non-U.S. unit holders to the Company during 2009.

Income Tax

The Company is classified as a partnership for U.S. tax purposes, and therefore is generally not subject to federal and state income taxes. Each partner takes into account separately on their tax return their share of the taxable income, gains, losses, deductions or credits for the partnership’s taxable year. Accordingly, no provisions have been made in the accompanying financial statements for federal and state income tax.

The Company is subject to New York City unincorporated business tax (UBT), which is imposed on the business income of every unincorporated business that is carried on in New York City. The UBT is imposed for each taxable year at a rate of approximately 4 percent of taxable income that is allocable to New York City.

As of December 31, 2009 the Company has determined that a deferred tax asset of $2,354 may be realized in future periods due to realized and unrealized losses on originated assets associated with the Company’s unincorporated business activities in New York City as of such date. The realization of this deferred tax asset has been deemed not likely to occur and accordingly, the Company has a set up a valuation allowance for the full amount.

The Company is also subject to taxes in Luxembourg, through Solar Capital Luxembourg I S.a.r.l., a wholly-owned subsidiary. Under the laws of Luxembourg, the Company pays a corporate income tax and a municipal business tax on its subsidiary’s taxable income.

Note 9. Earnings (Loss) Per Unit

The following information sets forth the computation of basic and diluted net increase (decrease) in unit holders’ capital per unit resulting from operations for the years ended December 31, 2009 and 2008 and the period ended December 31, 2007:

	Year ended December 31, 2009	Year ended December 31, 2008	March 13, 2007 (inception) through December 31, 2007
Numerator for basic and diluted earnings per unit:	$86,936	$(405,828)	$49,100
Denominator for basic and diluted weighted average units:	81,702,847	81,702,847	81,702,847
Basic and diluted net increase (decrease) in unit holders’ capital per unit resulting from operations:	$1.06	$(4.96)	$0.60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

On March 17, 2009, the Company made a pro rata distribution to the unit holders. This distribution was equal to 10% of the December 31, 2008 net asset value and totaled approximately $85.3 million, or $1.04 per outstanding unit. On October 30, 2009, the Company made another pro rata distribution to the unit holders. This distribution was equal to 10% of the September 30, 2009 net asset value and totaled approximately $81.4 million, or $1.00 per outstanding unit. On December 31, 2009 the board of directors declared another pro rata distribution payable to unit holders. This distribution totaled approximately $75 million, or $0.92 per outstanding unit and was payable as of December 31, 2009. This distribution was paid in January 2010.

Note 10. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2009 and 2008 and the period ended December 31, 2007:

	Year ended December 31, 2009	Year ended December 31, 2008	March 13, 2007 (inception) through December 31, 2007
Per Unit Data:
Net asset value, beginning of period	$10.44	$15.40	$15.00
Offering Costs	—	—	(0.20)
Net investment income	0.82	1.07	0.65
Net realized and unrealized gain (loss)	0.24	(6.03)	(0.05)

Net increase (decrease) in net assets resulting from operations	1.06	(4.96)	0.60
Distributions to unit holders declared	(2.96)	—	—

Net asset value end of period	$8.54	$10.44	$15.40

Total return	10.15%	(32.21)%	4.00%
Net assets, end of period	$697,903	$852,673	$1,258,501

Ratio to average net assets
Expenses	3.35%	3.27%	2.55%
Incentive fees	2.20%	0.78%	—%

Total expenses	5.55%	4.05%	2.55%
Net investment income without incentive fees	11.06%	7.59%	5.36%

Note 11. New Accounting Pronouncements and Accounting Standards Updates

Fair Value Measurements and Disclosures

We adopted the accounting updates to ASC 820, Fair Value Measurements and Disclosures Topic, which clarify how to estimate fair value when the volume and level of activity for the asset or liability have significantly decreased, circumstances that indicate a transaction is not orderly, and how to determine the fair value of a liability. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The adoption of these updates did not have a material impact on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In January 2010, the FASB issued an update to ASC 820, which will require additional disclosures about inputs into valuation techniques, disclosures about significant transfers into or out of Levels 1 and 2, and disaggregation of purchases, sales, issuances, and settlements in the Level 3 rollforward disclosure. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

Derivatives and Hedging

We adopted the accounting update to ASC 815, Derivative and Hedging Topic, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. The adoption did not have a material impact on our financial statements.

Subsequent Events

We adopted ASC 855, Subsequent Events Topic, which requires that management evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements after the balance sheet date through the date the financial statements are issued and clarifies the circumstances under which such events or transactions must be recognized in the financial statements. The adoption did not have a material impact on our financial statements.

Note 12. Related Parties

From July 2006 through approximately the first quarter of 2009, Mr. Gross, our chairman and chief executive officer, was a partner in Magnetar Capital Partners LP. Mr. Spohler, our chief operating officer together with Solar Capital Partners LLC’s other investment professionals, advised Magnetar Financial LLC (“Magnetar”) on certain investments which coincide with those of Solar Capital. Certain entities affiliated with Magnetar own as of December 31, 2009, either directly or indirectly, approximately 42.84% of our outstanding equity.

Note 13. Selected Quarterly Financial Data (unaudited)

For the Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Unit	Total	Per Unit	Total	Per Unit	Total	Per Unit
December 31, 2009	$28,456	$0.35	$17,686	$0.22	$22,129	$0.27	$39,815	$0.49
September 30, 2009	27,785	0.34	16,383	0.20	22,181	0.27	38,564	0.47
June 30, 2009	25,252	0.31	16,099	0.20	17,899	0.22	33,998	0.42
March 31, 2009	28,177	0.34	17,095	0.21	(42,677)	(0.52)	(25,582)	(0.31)
December 31, 2008	38,035	0.47	22,080	0.27	(339,193)	(4.15)	(317,113)	(3.88)
September 30, 2008	32,464	0.40	21,990	0.27	(108,641)	(1.33)	(86,651)	(1.06)
June 30, 2008	32,367	0.40	21,305	0.26	17,679	0.22	38,985	0.48
March 31, 2008	31,093	0.38	22,024	0.27	(63,072)	(0.77)	(41,049)	(0.50)
December 31, 2007	28,703	0.35	20,225	0.25	4,543	0.06	24,769	0.31
September 30, 2007	23,654	0.29	15,918	0.19	(11,569)	(0.14)	4,349	0.05
June 30, 2007	21,620	0.26	14,219	0.17	50	0.00	14,268	0.17
March 31, 2007	4,478	0.05	2,632	0.03	3,082	0.04	5,714	0.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 14. Subsequent Events

Solar Capital Merger and Senior Notes—On February 9, 2010, through a series of transactions, Solar Capital LLC was merged with and into Solar Capital Ltd., a Maryland corporation, leaving Solar Capital Ltd. as the surviving entity. An aggregate of approximately 26.65 million shares of common stock and $125 million in senior notes of Solar Capital Ltd. were issued in connection with the merger. The senior notes will be due in February 2014 and have a coupon of 8.75%, payable quarterly beginning May 1, 2010. The senior notes are pre-payable at par at any time and are subject to customary terms and conditions.

Solar Capital Ltd is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a BDC (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended.

Initial Public Offering and Private Placement—On February 9, 2010 Solar Capital Ltd. priced its initial public offering and sold 5 million shares at a price of $18.50. Net of underwriting fees the company raised a total of $86 million and its shares began to trade on the NASDAQ Global Select Market under the ticker “SLRC”. In addition, Solar Capital Ltd. sold 600,000 shares at $18.50 in a concurrent private placement.

New Revolving Credit Facility—On February 12, 2010, Solar Capital Ltd. amended the Credit Facility, extending the maturity to February 2013 and increasing the total facility size to $270 million with the ability to raise the total commitments to $600 million. Per the newly amended agreement, borrowings shall bear interest at a rate per annum equal to the BR plus 3.25% and ABR plus 2.25%, with a 1.00% increase when the aggregate principal loan balance exceeds $100 million. In addition, the commitment fee on unused balances was increased to 0.375%. The amendment reduced the advance rates permitted on certain asset types and added a covenant that limited the borrowed amount to be no more than 30% of total assets. The amendment also removed the provisions reducing the Credit Facility the earlier of May 1, 2010 or the date of the distribution to shareholders based on the December 31, 2009 net asset value by the greater of (i) $25 million or (ii) 50% of the aggregate available and unused commitments at that time; and thereafter by 50% of net cash proceeds from the sale or repayment of portfolio investments.

SOLAR CAPITAL LLC

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(unaudited)

(in thousands, except units)

Schedule 12-14

			Year ended December 31, 2009		As of December 31, 2009 Fair Value
Portfolio Company	Investment	As of December 31, 2009 Number of Shares/Principal Amount	Amount of dividends and interest included in income	Amount of equity in net profit and loss
Investments Owned Greater than 25%
National Specialty Alloys, LLC	Equity	1,000,000	$—	$—	$9,000

Total Investments Owned Greater than 25%			$—	$—	$9,000

Investments Owned Greater than 5% and Less than 25%
National Interest Security Corp.	Senior Debt	$25,182	$4,163	$—	$26,152
National Interest Security Corp.	Subordinated	$30,539	5,027	—	31,303
National Interest Security Corp.	Equity	2,265,023	—	—	16,293
Ark Real Estate Partners LP	Equity	28,006,121	—	—	19,675

Total Investments Owned Greater than 5% and Less than 25%			$9,190	$—	$93,423

The table below represents the balance at the beginning of the period, December 31, 2008 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of December 31, 2009.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2008	Gross additions	Gross reductions	Change in Unrealized Gain (Loss)	Fair Value as of December 31, 2009
National Specialty Alloys, LLC	$12,900	$—	$—	$(3,900)	$9,000
505 Capital Partners GP	30	—	30	—	—
National Interest Security Corp.	24,679	171	19	1,321	26,152
National Interest Security Corp.	27,180	186	29	3,966	31,303
National Interest Security Corp.	12,951	—	—	3,342	16,293
Ark Real Estate Partners LP	24,619	—	—	(4,944)	19,675

SOLAR CAPITAL LLC

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(unaudited)

(in thousands, except units)

Schedule 12-14

			Year ended December 31, 2008		As of December 31, 2008 Fair Value
Portfolio Company	Investment	As of December 31, 2008 Number of Shares/Principal Amount	Amount of dividends and interest included in income	Amount of equity in net profit and loss
Investments Owned Greater than 25%
National Specialty Alloys, LLC	Equity	1,000,000	$1,901	$—	$12,900
505 Capital Partners GP	Equity	30,000	—	—	30
505 Capital Partners LP	Equity	—	751	—	—

Total Investments Owned Greater than 25%			$2,652	$—	$12,930

Investments Owned Greater than 5% and Less than 25%
National Interest Security Corp.	Senior Debt	$25,182	$2,381	$—	$24,679
National Interest Security Corp.	Subordinated	$30,539	4,794	—	27,180
National Interest Security Corp.	Equity	2,265,023	—	—	12,951
Ark Real Estate Partners LP	Equity	28,006,121	—	—	24,619

Total Investments Owned Greater than 5% and Less than 25%			$7,175	$—	$89,429

The table below represents the balance at the beginning of the period, December 31, 2007 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of December 31, 2008.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2007	Gross additions	Gross reductions	Change in Unrealized Gain (Loss)	Fair Value as of December 31, 2008
National Specialty Alloys, LLC	$13,200	$—	$—	$(300)	$12,900
505 Capital Partners GP	—	30	—	—	30
505 Capital Partners LP	—	5,025	5,025	—	—
National Interest Security Corp.	10,000	14,963	175	(109)	24,679
National Interest Security Corp.	30,000	666	—	(3,486)	27,180
National Interest Security Corp.	1,765	500	—	10,686	12,951
Ark Real Estate Partners LP	26,987	2,605	—	(4,973)	24,619

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2009 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

We will file a definitive Proxy Statement for our 2010 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm	54
Consolidated Statements of Assets and Liabilities as of December 31, 2009 and 2008	55
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and the period March 13, 2007 (inception) through December 31, 2007	56
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2009 and 2008 and the period March 13, 2007 (inception) through December 31, 2007	57
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and the period March 13, 2007 (inception) through December 31, 2007	58
Consolidated Schedules of Investments as of December 31, 2009 and 2008	59
Notes to Consolidated Financial Statements	66
Schedules of Investments in and Advances to Affiliates (unaudited)	80

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement**

3.2	Amended and Restated Bylaws**

4.1	Form of Common Stock Certificate****

4.2	Form of Note Agreement for Senior Unsecured Notes****

4.3	Form of Senior Unsecured Notes****

10.1	Dividend Reinvestment Plan**

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent****

10.3	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC*

10.4	Form of Custodian Agreement****

10.5	Administration Agreement by and between Registrant and Solar Capital Management, LLC*

10.6	Form of Indemnification Agreement by and between Registrant and each of its directors**

10.7	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement*

10.8	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement**

Exhibit Number	Description
10.9	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited*

10.10	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC**

10.11	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC****

10.12	Form of Agreement and Plan of Merger by and between Registrant and Solar Capital LLC****

10.13	Form of Unit Exchange Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Solar Domestic LLC, and Solar Capital Management, LLC****

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.
**	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
***	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 8 (File No. 333-148734) filed on January 27, 2010.
****	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on February 9, 2010.

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer, President, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

March 4, 2010	/S/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

March 4, 2010	/S/ STEVEN HOCHBERG Steven Hochberg	Director

March 4, 2010	/S/ DAVID S. WACHTER David S. Wachter	Director

March 4, 2010	/S/ LEONARD A. POTTER Leonard A. Potter	Director

March 4, 2010	/S/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

March 4, 2010	/S/ NICHOLAS RADESCA Nicholas Radesca	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Secretary