Form 10-Q
period 2010-03-31
Solar Capital Ltd.
filed 2010-05-04
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00754

SOLAR CAPITAL LTD.

(Exact name of registrant as specified in its charter)

Maryland	26-1381340
(State or Incorporation)	(I.R.S. Employer Identification No.)

500 Park Avenue, 5th Floor New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

(212) 993-1670

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 4, 2010 was 33,030,641.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedules of investments, of Solar Capital Ltd. (the Company) as of March 31, 2010, and the related consolidated statements of operations, changes in net assets and cash flows for the three month periods ended March 31, 2010 and 2009, and the financial highlights (included in Note 11) for the three month period ended March 31, 2010. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial accounting and reporting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital LLC as of December 31, 2009, and the related consolidated statement of net assets for the year ended December 31, 2009 and we expressed an unqualified opinion on them in our report dated March 1, 2010.

/s/ KPMG LLP

New York, New York

May 4, 2010

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except shares)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Investments at value:
Companies more than 25% owned (cost: $10,000 and $10,000, respectively)	$9,000	$9,000
Companies 5% to 25% owned (cost: $28,939 and $85,102, respectively)	20,583	93,423
Companies less than 5% owned (cost: $936,354 and $968,886, respectively)	809,373	760,717

Total investments (cost: $975,293 and $1,063,988, respectively)	838,956	863,140

Cash and cash equivalents	60,363	5,675
Receivable for investments sold	10,123	—
Interest and dividends receivable	8,771	7,547
Deferred borrowing costs	4,593	914
Fee revenue receivable	4,260	5,824
Deferred offering costs	294	1,478
Derivative assets	276	294
Prepaid expenses and other receivables	1,107	549

Total Assets	928,743	885,421

Liabilities
Senior unsecured notes payable	125,000	—
Payable for investments purchased	43,650	—
Dividends payable	11,196	—
Credit facility payable	—	88,114
Distributions payable	—	75,136
Due to Solar Capital Partners LLC:
Performance-based incentive fee payable	5,279	8,517
Investment advisory and management fee payable	4,366	8,663
Deferred fee revenue	2,136	3,532
Interest payable	1,692	153
Derivative liabilities	778	25
Due to Solar Capital Management LLC	745	912
Income taxes payable	688	535
Other accrued expenses and payables	2,834	1,931

Total Liabilities	198,364	187,518

Net Assets
Partners’ capital	—	697,903
Common stock, par value $0.01 per share 32,928,257 shares issued and outstanding	329	—
Paid in capital in excess of par	666,371	—
Undistributed net investment income	4,000	—
Accumulated net realized gain	1,792	—
Net unrealized appreciation	57,887	—

Total Net Assets	$730,379	$697,903

Number of shares outstanding	32,928,257	32,860,454
Net Asset Value Per Share	$22.18	$21.24

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares)

	Three months ended March 31, 2010	Three months ended March 31, 2009
	(unaudited)	(unaudited)
INVESTMENT INCOME:
Interest and dividends:
Companies 5% to 25% owned	$7,619	$2,265
Other interest and dividend income	27,691	25,912

Total interest and dividends	35,310	28,177

Total investment income	35,310	28,177

EXPENSES:
Performance-based incentive fee	5,279	4,274
Investment advisory and management fees	4,366	4,073
Interest and other credit facility expenses	2,951	731
Administrative service fee	453	604
Other general and administrative expenses	1,069	921

Total operating expenses	14,118	10,603

Net investment income before income tax expense	21,192	17,574

Income tax expense	81	479

Net investment income	21,111	17,095

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FORWARD CONTRACTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments:
Companies 5% to 25% owned	16,397	—
Companies less than 5% owned	(43,728)	(22,656)

Net realized loss on investments	(27,331)	(22,656)
Forward contracts	1,552	8,948
Foreign currency exchange	3,536	(29)

Net realized loss	(22,243)	(13,737)

Net change in unrealized gain (loss):
Investments:
Companies more than 25% owned	—	(2,900)
Companies 5% to 25% owned	(16,677)	(498)
Companies less than 5% owned	81,188	(19,434)

Net unrealized gain (loss) on investments	64,511	(22,832)
Forward contracts	(771)	(5,700)
Foreign currency exchange	(604)	(408)

Net change in unrealized gain (loss)	63,136	(28,940)

Net realized and unrealized gain (loss) on investments, forward contracts and foreign currencies	40,893	(42,677)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$62,004	$(25,582)

Earnings (loss) per share (see note 10)	$1.90	$(0.78)

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands)

	Three months ended March 31, 2010	Year ended December 31, 2009
	(unaudited)
Increase (Decrease) in net assets resulting from operations:
Net investment income	$21,111	$67,262
Net realized loss	(22,243)	(264,898)
Net change in unrealized gain	63,136	284,572

Net increase in net assets resulting from operations	62,004	86,936

Dividends and distributions declared	(11,196)	(241,706)

Capital transactions:
Proceeds from shares sold	116,198	—
Common stock offering costs	(9,530)	—
Senior notes issued in Solar Capital Merger	(125,000)	—

Net increase in net assets resulting from capital transactions	(18,332)	—

Net increase (decrease) in net assets	32,476	(154,770)
Net assets at beginning of period	697,903	852,673

Net assets at end of period	$730,379	$697,903

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except shares)

	Three months ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets from operations	$62,004	$(25,582)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Net realized (gain) loss from investments	27,331	22,627
Net realized loss from foreign currency exchange	(3,536)	29
Net change in unrealized (gain) loss on investments	(64,511)	22,832
Net change in forward contracts	771	5,700
(Increase) decrease in operating assets:
Purchase of investment securities	(53,170)	(8,526)
Proceeds from disposition of investment securities	114,534	5,865
Receivable for investments sold	(10,123)	—
Interest and dividends receivable	(1,224)	1,576
Deferred borrowing costs	(3,679)	565
Fee revenue receivable	1,564	(95)
Deferred offering costs	1,184	(93)
Foreign tax receivable	—	101
Withholding tax receivable	—	(3,140)
Prepaid expenses and other receivables	(558)	(186)
Increase (decrease) in operating liabilities:
Payable for investments purchased	43,650	2,480
Performance-based incentive fee payable	(3,238)	(1,221)
Investment advisory and management fee payable	(4,297)	(1,231)
Deferred fee revenue	(1,396)	(209)
Interest payable	1,539	134
Due to Solar Capital Management LLC	(167)	(919)
Income taxes payable	153	(1,155)
Other accrued expenses and payables	903	36

Net Cash Provided by Operating Activities	107,734	19,588

Cash Flows from Financing Activities:
Proceeds from shares sold	116,198	—
Common stock offering costs	(9,530)	—
Cash distributions paid	(75,136)	(85,267)
Proceeds from borrowings on credit facility	88,000	13,000
Repayments of borrowings on credit facility	(172,578)	—

Net Cash Used in Financing Activities	(53,046)	(72,267)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,688	(52,679)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,675	65,841

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,363	$13,162

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,011	$—
Cash paid for income taxes	$21	$1,632
Non-cash financing activity:
Dividends payable	$11,196	$—

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2010

(in thousands, except shares)

(unaudited)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans – 17.3%
Asurion Corporation	Insurance	6.73	7/3/2015	$55,000	$54,942	$53,900
Classic Cruises Holdings(5)	Leisure, Motion Pictures, Entertainment	10.14	1/31/2015	26,000	25,382	21,450
Emdeon Business Services LLC	Healthcare, Education, and Childcare	5.26	5/16/2014	15,000	15,106	14,610
Fulton Holding Corp(16)	Retail Stores	12.50	—	45,000	43,650	43,650
Ram Energy Resources, Inc.	Oil & Gas	12.75	11/29/2012	12,916	12,862	12,397

Total Bank Debt/Senior Secured Loans				$153,916	$151,942	$146,007

Subordinated Debt/Corporate Notes – 76.5%
Allied Capital	Finance	6.00	4/1/2012	$15,393	$10,086	$14,777
Allied Capital	Finance	6.63	7/15/2011	14,500	9,788	14,428
Adams Outdoor Advertising	Diversified/ Conglomerate Service	13.50	6/20/2011	40,000	39,523	37,200
Adams Outdoor Advertising	Diversified / Conglomerate Service	10.88	6/20/2011	17,668	17,763	15,936
AMC Entertainment Holdings, Inc.	Leisure, Motion Pictures, Entertainment	5.26	6/13/2012	24,704	24,451	21,295
Booz Allen	Aerospace & Defense	13.00	7/31/2016	43,000	42,249	43,000
Casema B.V.(3)	Telecommunications	9.66	9/13/2016	7,579	7,720	7,510
Casema B.V.(3)	Telecommunications	9.67	9/13/2016	8,178	8,331	8,059
Direct Buy Inc.	Home and Office Furnishing, Consumer Products	16.00	5/30/2013	36,959	36,495	33,577
DS Waters	Beverage, Food, and Tobacco	14.00	4/24/2012	103,050	102,233	104,493
Earthbound	Beverage, Food, and Tobacco	15.25	7/20/2016	40,000	38,917	40,000
Fleetpride Corporation	Cargo Transport	11.50	10/1/2014	43,000	43,138	39,399
FreedomRoads	Automotive	16.00	6/20/2011	27,500	27,165	26,730
Grakon, LLC(12)	Machinery	12.00	6/19/2013	20,403	18,791	5,101
Iglo Birds Eye Group Limited(3)(4)	Beverage, Food, and Tobacco	8.99	11/3/2016	4,927	4,909	4,522
Iglo Birds Eye Group Limited(3)(4)	Beverage, Food, and Tobacco	8.54	11/3/2016	11,633	14,821	10,799
Learning Care Group No.2, Inc	Healthcare, Education, and Childcare	13.50	12/28/2015	31,368	31,005	31,368
Magnolia River, LLC	Hotels, Motels, Inns & Gaming	14.00	4/28/2014	19,064	18,373	16,205
ProSieben Sat.1 Media AG(3)(8)(12)	Broadcasting & Entertainment	7.96	3/6/2017	21,306	19,576	9,078
Rug Doctor L.P.	Personal, Food and Misc. Services	14.95	10/31/2014	48,609	46,385	47,151
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment	11.18	12/29/2013	18,582	16,328	17,653
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment	12.00	12/29/2013	7,045	5,283	6,270
Tri-Star Electronics International, Inc.	Aerospace & Defense	15.25	8/2/2013	22,617	22,499	18,094
Wastequip, Inc.(12)	Containers, Packaging and Glass	12.50	2/5/2015	15,745	14,559	—
Weetabix Group(3)(7)	Beverage, Food, and Tobacco	10.37	9/14/2016	13,485	16,338	10,451
Weetabix Group(3)(7)	Beverage, Food, and Tobacco	9.83	5/7/2017	27,577	35,554	20,683
Wire Rope Corporation (nka WireCo World Group)	Diversified/Conglomerate Manufacturing	11.00	2/8/2015	39,000	38,336	38,220

Total Subordinated Debt/Corporate Notes				$722,892	$710,616	$641,999

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

March 31, 2010

(in thousands, except shares)

(unaudited)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Preferred Equity – 0.1%
Wyle Laboratories	Aerospace & Defense	8.00	7/17/2015	$387	$39	$40

Total Preferred Equity				$387	$39	$40

Common Equity / Partnership Interests / Warrants – 6.1%
Ark Real Estate Partners LP(9)(11)	Real Estate			28,939,454	$28,939	$20,583
Direct Buy Inc.	Home and Office Furnishing, Consumer Products			5,000,000	5,000	2,500
Global Garden Products(3)(6)	Farming & Agriculture			146,983	—	—
Grakon, LLC	Machinery			1,714,286	1,714	—
Great American Group Inc.(13)	Business Services			572,800	2,681	1,177
Great American Group Inc.(14)	Business Services			187,500	3	385
Great American Group Inc.(15)	Business Services			125,000	—	—
National Specialty Alloys, LLC(10)	Mining, Steel and Nonprecious Metals			1,000,000	10,000	9,000
Nuveen Investments, Inc.	Finance			3,000,000	30,000	7,500
NXP Semiconductors Netherlands B.V.(3)	Electronics			944,628	31,058	7,995
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment			4,285,714	3,301	1,770

Total Common Equity/Partnerships Interests / Warrants					$112,696	$50,910

Total Investments					$975,293	$838,956

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act. Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2010.
(3)	The following entities are domiciled outside the United States: Casema B.V. and NXP Semiconductors Netherlands B.V. in The Netherlands; Iglo Birds Eye Group Limited, Global Garden Products and Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; and Seven Media Group Pty Limited in Australia. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s investments in Iglo Birds Eye Group Limited are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital Ltd.’s investments in Classic Cruises Holdings are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital Ltd.’s investments in Global Garden Products are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Solar Capital Ltd.’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(8)	Solar Capital Ltd.’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(9)	Solar Capital Ltd. has an unfunded commitment of $15,812.
(10)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	Investments are current on all obligations with cash interest payments being applied to principal.
(13)	Common Shares
(14)	Founders Shares
(15)	Contingent Founders Shares
(16)	Maturity will be 6 years from the closing date that is yet to be determined.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

March 31, 2010

(unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2010
Beverage, Food, and Tobacco	23%
Aerospace & Defense	7%
Insurance	6%
Diversified / Conglomerate Service	6%
Personal, Food and Misc. Services	6%
Healthcare, Education, and Childcare	5%
Retail Stores	5%
Leisure, Motion Pictures, Entertainment	5%
Cargo Transport	5%
Diversified / Conglomerate Manufacturing	5%
Finance	4%
Home and Office Furnishing, Consumer Products	4%
Broadcasting & Entertainment	4%
Automotive	3%
Real Estate	3%
Hotels, Motels, Inns & Gaming	2%
Telecommunications	2%
Oil & Gas	1%
Mining, Steel, Iron, and Nonprecious Metals	1%
Electronics	1%
Machinery	1%
Business Services	1%

100%

See notes to consolidated financial statements.

SOLAR CAPITAL LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

(in thousands, except shares)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans—18.8%
Affinity 1st Lien	Printing, Publishing, Broadcasting	12.75	3/31/2010	$18,771	$18,372	$18,489
Asurion Corporation	Insurance	6.73	7/3/2015	55,000	54,939	51,700
Classic Cruises Holdings(5)	Leisure, Motion Pictures, Entertainment	10.02	1/31/2015	26,000	25,350	20,800
Emdeon Business Services LLC	Healthcare, Education, and Childcare	5.29	5/16/2014	15,000	15,112	14,400
National Interest Security Corporation(11)	Aerospace & Defense	15.00	6/11/2013	25,182	24,740	26,152
Ram Energy Resources, Inc.	Oil & Gas	12.75	11/29/2012	12,827	12,769	12,058
Wyle Laboratories	Aerospace & Defense	15.00	1/17/2015	20,000	19,614	19,900

Total Bank Debt/Senior Secured Loans				$172,780	$170,896	$163,499

Subordinated Debt/Corporate Notes—74.4%
Allied Capital	Finance	6.00	4/1/2012	$15,393	$9,362	$14,392
Allied Capital	Finance	6.63	7/15/2011	14,500	8,880	13,920
Adams Outdoor Advertising	Diversified / Conglomerate Service	13.50	6/20/2011	40,000	39,445	35,360
Adams Outdoor Advertising	Diversified / Conglomerate Service	10.88	6/20/2011	18,237	18,345	15,538
AMC Entertainment Holdings, Inc.	Leisure, Motion Pictures, Entertainment	5.25	6/13/2012	24,383	24,106	20,433
Booz Allen	Aerospace & Defense	13.00	7/31/2016	43,000	42,220	43,000
Casema B.V.(3)	Telecommunications	9.73	9/13/2016	7,860	7,542	7,565
Casema B.V.(3)	Telecommunications	9.69	9/13/2016	8,478	8,135	8,109
Direct Buy Inc.	Home and Office Furnishing, Consumer Products	16.00	5/30/2013	36,593	36,092	31,104
DS Waters	Beverage, Food, and Tobacco	14.00	4/24/2012	99,565	98,664	95,085
Earthbound	Beverage, Food, and Tobacco	15.25	7/20/2016	40,000	38,875	39,800
Fleetpride Corporation	Cargo Transport	11.50	10/1/2014	43,000	43,145	38,754
FreedomRoads	Automotive	16.00	6/20/2011	27,500	27,076	25,603
Global Garden Products(3)(6)(12)	Farming & Agriculture	12.72	10/31/2016	19,674	20,136	—
Grakon, LLC(13)	Machinery	12.00	6/19/2013	20,403	19,306	5,101
Iglo Birds Eye Group Limited(3)(4)	Beverage, Food, and Tobacco	8.99	11/3/2016	5,230	4,908	4,942
Iglo Birds Eye Group Limited(3)(4)	Beverage, Food, and Tobacco	8.52	11/3/2016	12,200	14,701	11,527
Jonathan Engineering Solutions Corp.(12)	Diversified/Conglomerate Manufacturing	16.50	6/29/2014	4,219	4,045	—
Jonathan Engineering Solutions Corp.(12)	Diversified/Conglomerate Manufacturing	13.00	6/29/2014	10,641	10,614	—
Learning Care Group No.2, Inc	Healthcare, Education, and Childcare	13.50	12/28/2015	31,173	30,797	27,276
Magnolia River, LLC	Hotels, Motels, Inns & Gaming	14.00	4/28/2014	19,064	18,327	13,345
National Interest Security Corporation(11)	Aerospace & Defense	15.00	6/11/2013	30,539	30,229	31,303
Pacific Crane Maintenance Company, L.P. (12)	Machinery	13.00	2/15/2014	9,045	8,920	—
ProSieben Sat.1 Media AG(3)(8)(13)	Broadcasting & Entertainment	8.15	3/6/2017	21,437	19,804	5,505
Rug Doctor L.P.	Personal, Food and Misc. Services	14.94	10/31/2014	48,253	45,920	45,841
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment	11.18	12/29/2013	18,086	16,328	16,278
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment	12.00	12/29/2013	6,857	5,283	6,068
Tri-Star Electronics International, Inc.	Aerospace & Defense	15.25	8/2/2013	22,546	22,420	16,008
Wastequip, Inc.(13)	Containers, Packaging and Glass	12.00	2/5/2015	15,745	14,953	3,149
Weetabix Group(3)(7)	Beverage, Food, and Tobacco	10.62	9/14/2016	13,627	16,335	9,879
Weetabix Group(3)(7)	Beverage, Food, and Tobacco	9.83	5/7/2017	29,211	34,948	20,447
Wire Rope Corporation (nka WireCo World Group)	Diversified/Conglomerate Manufacturing	11.00	2/8/2015	39,000	38,302	36,660

Total Subordinated Debt/Corporate Notes				$795,459	$778,163	$641,992

See notes to consolidated financial statements.

SOLAR CAPITAL LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2009

(in thousands, except shares)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Preferred Equity – 0.1%
Wyle Laboratories	Aerospace & Defense	8.00	7/17/2015	$39	$39	$40

Total Preferred Equity				$39	$39	$40

Common Equity / Partnership Interests / Warrants – 6.7%
Ark Real Estate Partners LP(9)(11)	Real Estate			28,006,121	$28,006	$19,675
Direct Buy Inc.	Home and Office Furnishing, Consumer Products			5,000,000	5,000	1,040
Grakon, LLC	Machinery			1,714,286	1,714	—
Great American Group Inc.(14)	Business Services			572,800	2,681	1,874
Great American Group Inc.(15)	Business Services			187,500	3	614
Great American Group Inc.(16)	Business Services			125,000	—	—
National Interest Security Corporation(11)	Aerospace & Defense			2,265,023	2,125	16,293
National Specialty Alloys, LLC(10)	Mining, Steel and Nonprecious Metals			1,000,000	10,000	9,000
Nuveen Investments, Inc.	Finance			3,000,000	30,000	6,000
NXP Semiconductors Netherlands B.V.(3)	Electronics			944,628	31,060	1,697
Pacific Crane Maintenance Company, L.P.	Machinery			10,000	1,000	—
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment			4,285,714	3,301	1,416

Total Common Equity/Partnerships Interests / Warrants					$114,890	$57,609

Total Investments					$1,063,988	$863,140

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act. Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2009.
(3)	The following entities are domiciled outside the United States: Casema B.V. and NXP Semiconductors Netherlands B.V. in The Netherlands; Iglo Birds Eye Group Limited, Global Garden Products and Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; and Seven Media Group Pty Limited in Australia. All other investments are domiciled in the United States.
(4)	Solar Capital LLC’s investments in Iglo Birds Eye Group Limited are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital LLC’s investments in Classic Cruises Holdings are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital LLC’s investments in Global Garden Products are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Solar Capital LLC’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(8)	Solar Capital LLC’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(9)	Solar Capital LLC has an unfunded commitment of $16,745.
(10)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	Investment is on non-accrual status.
(13)	Investments are current on all obligations with interest payments being applied to principal.
(14)	Common Shares
(15)	Founders Shares
(16)	Contingent Founders Shares

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(in thousands, except shares)

(unaudited)

Note 1. Organization

Solar Capital Ltd. (“Solar Capital”, the “Company” or “we”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company intends to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended.

On February 9, 2010 Solar Capital Ltd. priced its initial public offering, selling 5.68 million shares, including the underwriters over-allotment, at a price of $18.50 per share. Concurrent with this offering, management purchased an additional 600,000 shares through a private placement, also at $18.50 per share.

Immediately prior to the initial public offering, through a series of transactions Solar Capital Ltd. merged with Solar Capital LLC, leaving Solar Capital Ltd. as the surviving entity (the “Merger”). Solar Capital Ltd. issued an aggregate of approximately 26.65 million shares of common stock and $125 million in Senior Unsecured Notes to the existing Solar Capital LLC unit holders in connection with the Merger. Solar Capital Ltd. had no assets or operations prior to completion of the Merger and as a result, the books and records of Solar Capital LLC have become the books and records of the surviving entity.

Solar Capital LLC, a Maryland limited liability company, was formed in February 2007 and commenced operations on March 13, 2007 with initial capital of $1.2 billion of which 47.04% was funded by affiliated parties.

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company invests primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making direct equity investments in such companies.

Note 2. Significant Accounting Policies

Basis of Presentation – The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company and its wholly-owned subsidiary, Solar Capital Luxembourg I S.a.r.l., which was incorporated under the laws of the Grand Duchy of Luxembourg on April 26, 2007. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated.

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2010.

Certain prior period amounts have been reclassified to conform to current period presentation. As required by ASC 260-10, the number of shares used to calculate weighted average shares for use in computations on a per

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(in thousands, except shares)

(unaudited)

share basis have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Merger.

Accounting Standards Codification – The FASB established the Accounting Standards CodificationTM (“ASC”) on July 2, 2009 as the single source of authoritative GAAP to be applied by nongovernmental entities. The ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the ASC is no longer authoritative.

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

Investments – The Company applies fair value accounting in accordance with GAAP. Securities transactions are accounted for on trade date. Securities for which market quotations are readily available on an exchange are valued at such price as of the closing price on the valuation date. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(in thousands, except shares)

(unaudited)

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

Cash and Cash Equivalents – Cash and cash equivalents include investments in money market accounts or investments with original maturities of three months or less.

Revenue Recognition – The Company’s revenue recognition policies are as follows:

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

U.S. Federal Income Taxes – The Company intends to elect to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2010, no amount was recorded for U.S. Federal excise tax.

The Company is also subject to taxes in Luxembourg, through Solar Capital Luxembourg I S.a.r.l., a wholly-owned subsidiary. Under the laws of Luxembourg, the Company pays a corporate income tax and a municipal business tax on its subsidiary’s taxable income.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(in thousands, except shares)

(unaudited)

Capital Accounts – Certain capital accounts including undistributed net investment income, accumulated net realized gain or loss, net unrealized appreciation or depreciation, and paid in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.

Dividends – Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment.

We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend. While we generally use newly issued shares to implement the plan (especially if our shares are trading at a premium to net asset value), we may purchase shares in the open market in connection with our obligations under the plan. In particular, if our shares are trading at a significant enough discount to net asset value and we are otherwise permitted under applicable law to purchase such shares, we intend to purchase shares in the open market in connection with our obligations under our dividend reinvestment plan.

Foreign Currency Translation – The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

Derivative Instruments and Hedging Activity – In accordance with GAAP, the Company recognizes derivatives as either assets or liabilities at their fair value on its Consolidated Statements of Assets and Liabilities. At this time, the Company does not document formal hedge relationships because the hedged items are recorded at fair value with realized and unrealized gains and losses recognized in current earnings. Realized and unrealized gains and losses from derivatives are also recorded in current earnings. Realized gains or losses from derivatives are recognized when contracts are settled. The Company primarily uses foreign exchange forward contracts in order to economically hedge its foreign currency risk. Foreign exchange forward contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market exchange rate. The fair values of foreign exchange forward contracts are recognized in either derivative assets or derivative liabilities in the Company’s Consolidated Statements of Assets and Liabilities. The Company may also borrow in foreign currencies on its multicurrency credit lines to reduce foreign currency exposure. The changes in market values of assets and liabilities denominated in the same foreign currency offset in earnings providing a “natural” foreign currency hedge.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(in thousands, except shares)

(unaudited)

Deferred Offering Costs – Offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in connection with offerings of our common stock.

Use of Estimates in the Preparation of Financial Statements – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Subsequent Events Evaluation – The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued and determined that none are required.

Note 3. Investments

Investments consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010 (unaudited)		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
Bank Debt / Senior Secured Loans	$151,942	$146,007	$170,896	$163,499
Subordinated Debt / Corporate Notes	710,616	641,999	778,163	641,992
Preferred Equity	39	40	39	40
Common Equity / Partnership Interests / Warrants	112,696	50,910	114,890	57,609

Total	$975,293	$838,956	$1,063,988	$863,140

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(in thousands, except shares)

(unaudited)

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

Note 5. Derivatives

The Company is exposed to foreign exchange risk through its investments denominated in foreign currencies. The Company mitigates this risk through the use of foreign currency forward contracts. As an investment company, all changes in the fair value of assets, including changes caused by foreign currency fluctuation, flow through current earnings. The forward contracts serve as an economic hedge with their realized and unrealized gains and losses also recorded in current earnings. The Company has no derivatives designated as hedging instruments. During the three months ended March 31, 2010 we entered into 21 foreign currency forward contracts with durations of 1 month and the average U.S. dollar value of foreign currency forward contracts was $11,192. During the year ended December 31, 2009, we entered into 81 foreign currency forward contracts with durations of 1 to 3 months and the average U.S. dollar value of foreign currency forward contracts was $29,757.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(in thousands, except shares)

(unaudited)

As of March 31, 2010, there were three open forward foreign currency contracts denominated in Euro, Australian Dollar and British Pounds, all of which terminate on April 8, 2010. As of December 31, 2009, there were nine open forward foreign currency contracts denominated in Euro, Australian Dollar and British Pounds, six of which terminated on January 15, 2010 and three of which terminated on February 16, 2010. At March 31, 2010 and December 31, 2009, there was no fixed collateral held by counterparties for the open contracts and no credit-related contingent features associated with any of the open forward contracts. The contract details are as follows:

			March 31, 2010			December 31, 2009
			(unaudited)
Purchase:	Counterparty	Local Currency	USD Value	Unrealized appreciation (depreciation)	Local Currency	USD Value	Unrealized appreciation (depreciation)
USD /AUD	SunTrust Bank	29,945	$27,124	$(347)	(734)	$658	$1
USD / AUD	SunTrust Bank				734	669	10
USD / AUD	SunTrust Bank				734	655	(1)
USD / EURO	SunTrust Bank	26,518	36,096	276	(317)	461	(7)
USD / EURO	SunTrust Bank				317	463	10
USD / EURO	SunTrust Bank				6,317	9,185	135
USD / GBP	SunTrust Bank	35,620	53,627	(431)	(825)	1,351	(17)
USD / GBP	SunTrust Bank				825	1,342	8
USD / GBP	SunTrust Bank				6,825	11,165	130

Total			$116,847	$(502)		$25,949	$269

The following tables show the fair value and effect of the derivative instruments on the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Operations:

Fair Values of Derivative Instruments
	Derivative Assets
	March 31, 2010 (unaudited)		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments(a)
Foreign exchange contracts	Derivative assets	$276	Derivative assets	$294

Total derivative assets		$276		$294

	Derivative Liabilities
	March 31, 2010 (unaudited)		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments(a)
Foreign exchange contracts	Derivative liabilities	$778	Derivative liabilities	$25

Total derivative liabilities		$778		$25

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(in thousands, except shares)

(unaudited)

Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives not designated as hedging instruments(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended March 31, 2010 (unaudited)	Three months ended March 31, 2009 (unaudited)
Foreign exchange contracts	Realized gain (loss): Forward contracts	$1,552	$8,948
Foreign exchange contracts	Unrealized gain (loss): Forward contracts	(771)	(5,700)

Total		$781	$3,248

(a)	See Note 2 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.

Note 6. Borrowing Facility and Senior Unsecured Notes

On February 12, 2010, Solar Capital Ltd. amended and restated Solar Capital LLC’s Senior Secured Revolving Credit Facility (the “Credit Facility’), extending the maturity to February 2013 and increasing the total facility size to $270 million. The facility size may be increased up to $600 million with the addition of new lenders or the increase in commitments of current lenders. Per the newly amended agreement, borrowings shall bear interest at a rate per annum equal to the base rate plus 3.25% and alternate base rate plus 2.25%. The commitment fee on unused balances is 0.375%. The amendment reduced the advance rates permitted on certain asset types and added a covenant that limited the secured borrowing amount to no more than 30% of total assets.

On February 9, 2010, through a series of transactions, Solar Capital LLC was merged with and into Solar Capital Ltd., a Maryland corporation, leaving Solar Capital Ltd. as the surviving entity. An aggregate of approximately 26.65 million shares of common stock and $125 million in senior unsecured notes (the “Senior Unsecured Notes”) of Solar Capital Ltd. were issued in connection with the merger. The Senior Unsecured Notes mature in February 2014 and have a coupon of 8.75%, payable quarterly in cash beginning May 1, 2010. The Senior Unsecured Notes are redeemable at any time, in whole or in part, at a price of 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Further, Solar Capital Ltd. must use the net cash proceeds from the issuance of any other senior notes either to redeem or make an offer to purchase the outstanding Senior Unsecured Notes at a price of 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. The Senior Unsecured Notes subject Solar Capital Ltd. to customary covenants, including, among other things, (i) a requirement to maintain an “asset coverage ratio” of 2.00 to 1.00; (ii) a requirement that in the event of a “change of control” (as defined in the agreement governing the Senior Unsecured Notes) Solar Capital Ltd. will be required to offer to repurchase the Senior Unsecured Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase; and (iii) a restriction on incurring any debt on a junior lien basis, or any debt that is contractually subordinated in right of payment to any other debt unless it is also subordinated to the Senior Unsecured Notes on substantially identical terms. The agreement under which the Senior Unsecured Notes will be issued will contain customary events of default.

The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2010 and 2009 was 6.59% and 1.82%, respectively. These costs are exclusive of commitment fees and for other

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(in thousands, except shares)

(unaudited)

prepaid expenses related to establishing the Credit Facility and Senior Unsecured Notes. This weighted average annualized interest cost reflects the average interest cost for all borrowings. The average debt outstanding for the three months ended March 31, 2010 and for the year ended December 31, 2009 were $142,854 and $29,035, respectively. The maximum amounts borrowed on the Credit Facility during the three months ended March 31, 2010 and year ended December 31, 2009 were $172,882 and $122,065, respectively. There was nothing drawn on the Credit Facility as of March 31, 2010 and $81,114 outstanding as of December 31, 2009. At March 31, 2010 and December 31, 2009, the Company was in compliance with all financial and operational covenants required by the Credit Facility and Senior Unsecured Notes.

Note 7. Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(in thousands, except shares)

(unaudited)

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2010 and December 31, 2009:

Fair Value Measurements

As of March 31, 2010

(unaudited)

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$146,007	$146,007
Subordinated Debt / Corporate Notes	—	69,176	572,823	641,999
Preferred Equity	—	—	40	40
Common Equity / Partnership Interests / Warrants	—	1,562	49,348	50,910
Derivative assets – forward contracts	—	276	—	276
Liabilities:
Derivative liabilities – forward contracts	—	778	—	778

Fair Value Measurements

As of December 31, 2009

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$163,499	$163,499
Subordinated Debt / Corporate Notes	—	65,961	576,031	641,992
Preferred Equity	—	—	40	40
Common Equity / Partnership Interests / Warrants	—	2,488	55,121	57,609
Derivative assets – forward contracts	—	294	—	294
Liabilities:
Derivative liabilities – forward contracts	—	25	—	25

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(in thousands, except shares)

(unaudited)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2010 and the year ended December 31, 2009, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2010 and December 31, 2009:

Fair Value Measurements Using Level 3 Inputs

As of March 31, 2010

(unaudited)

	Bank Debt/Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/Warrants
Fair value, January 1, 2010	$163,499	$576,031	$40	$55,121
Total gains or losses included in earnings:
Net realized loss	487	(43,215)	—	15,442
Net change in unrealized gain (loss)	1,462	66,236	—	(3,581)
Purchases, sales, issuances, and settlements (net)	(19,441)	(26,229)	—	(17,634)
Transfers into Level 3	—	—	—	—

Fair value, March 31, 2010	$146,007	$572,823	$40	$49,348

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$3,279	$26,349	$—	$8,660

The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the year.

Fair Value Measurements Using Level 3 Inputs

As of December 31, 2009

	Bank Debt/Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/Warrants
Fair value, January 1, 2009	$97,665	$509,416	$6,145	$67,752
Total gains or losses included in earnings:
Net realized loss	(50,032)	(75,837)	(61,101)	(61,081)
Net change in unrealized gain (loss)	82,880	58,509	54,957	48,941
Purchases, sales, issuances, and settlements (net)	(770)	83,943	39	(491)
Transfers into Level 3	33,756	—	—	—

Fair value, December 31, 2009	$163,499	$576,031	$40	$55,121

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$34,333	$23,128	$2	$(9,480)

The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the year.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(in thousands, except shares)

(unaudited)

Note 9. Stockholders’ Equity

The table below illustrates the effect of certain transactions on our capital accounts for the three months ended March 31, 2010:

	Common Stock		Partners Capital	Paid in Capital in Excess of Par	Undistributed Net Investment Income	Accumulated Net Realized Gain	Net Unrealized Appreciation	Total Stockholders Equity
	Shares	Par Amount
Balance at December 31, 2009	—	$—	$697,903	$—	$—	$—	$—	$697,903
Solar Capital Merger(1)	26,647	266	(697,903)	572,637	—	—	—	(125,000)
Issuances of common stock(2)	6,281	63	—	106,605	—	—	—	106,668
Net increase in stockholders’ equity resulting from operations	—	—	—	—	21,111	(22,243)	63,136	62,004
Dividends declared ($0.34 per share)	—	—	—	—	(11,196)			(11,196)
Permanent tax differences	—	—	—	(12,871)	(5,915)	24,035	(5,249)	—

Balance at March 31, 2010	32,928	$329	$—	$666,371	$4,000	$1,792	$57,887	$730,379

(1)	Immediately prior to the initial public offering, through a series of transactions Solar Capital Ltd. merged with Solar Capital LLC, leaving Solar Capital Ltd. as the surviving entity. Solar Capital Ltd. issued an aggregate of approximately 26.65 million shares of common stock and $125 million in Senior Unsecured Notes to the existing Solar Capital LLC unit holders in connection with the Merger.
(2)	On February 9, 2010 Solar Capital Ltd. priced its initial public offering, selling 5.68 million shares, including the underwriters over-allotment, at a price of $18.50 per share. Concurrent with this offering, management purchased an additional 600,000 shares through a private placement, also at $18.50 per share.

Note 10. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase (decrease) in shareholders’ capital per share resulting from operations for the three months ended March 31, 2010 and 2009:

	Three months ended March 31, 2010 (unaudited)	Three months ended March 31, 2009 (unaudited)
Numerator for basic and diluted earnings per share:	$62,004	$(25,582)
Denominator for basic and diluted weighted average share:	32,553,322	32,860,454
Basic and diluted net increase (decrease) in share holders’ equity resulting from operations per share:	$1.90	$(0.78)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(in thousands, except shares)

(unaudited)

As required by ASC 260-10, the number of shares used to calculate weighted average shares for use in computations on a per share basis have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting only from the Merger.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2010:

Three months ended March 31, 2010 (unaudited)
Per Share Data:(a)
Net asset value, beginning of period	$21.24
Net investment income	0.64
Net realized and unrealized gain (loss)	1.26

Net increase (decrease) in net assets resulting from operations	1.90
Effect of dilution	(0.33)
Offering costs	(0.29)
Dividends to shareholders declared	(0.34)

Net asset value, end of period	$22.18

Total return, market value	14.27%
Net assets, end of period	$730,379
Per share market value at end of period	21.14
Shares outstanding end of period	32,928,257
Ratio to average net assets
Expenses without incentive fees(b)	5.07%
Incentive fees	0.74%

Total expenses	5.81%
Net investment income without incentive fees(b)	14.99%

(a)	Calculated using the average shares outstanding method
(b)	Annualized

Note 12. New Accounting Pronouncements and Accounting Standards Updates

Fair Value Measurements and Disclosures

In January 2010, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures Topic, which will require additional disclosures about inputs into valuation techniques, disclosures about significant transfers into or out of Levels 1 and 2, and disaggregation of purchases, sales, issuances, and settlements in the

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(in thousands, except shares)

(unaudited)

Level 3 rollforward disclosure. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

Note 13. Related Parties

From July 2006 through approximately the first quarter of 2009, Mr. Gross, the Company’s chairman and chief executive officer, was a partner in Magnetar Capital Partners LP. Mr. Spohler, our chief operating officer together with Solar Capital Partners LLC’s other investment professionals, advised Magnetar Financial LLC (“Magnetar”) on certain investments which coincide with those of Solar Capital. Certain entities affiliated with Magnetar own as of March 31, 2010 and December 31, 2009, either directly or indirectly, approximately 23.88% and 42.84%, respectively, of our outstanding equity.

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(unaudited)

(in thousands, except shares)

Schedule 12-14

	Investment	As of March 31, 2010 Number of Shares/ Principal Amount	Period ended March 31, 2010		As of March 31, 2010 Fair Value
Portfolio Company			Amount of dividends and interest included in income	Amount of equity in net profit and loss
Investments Owned Greater than 25%
National Specialty Alloys, LLC	Equity	1,000,000	$—	$—	$9,000

Total Investments Owned Greater than 25%			$—	$—	$9,000

Investments Owned Greater than 5% and Less than 25%
National Interest Security Corp.	Senior Debt	$—	$3,544	$—	$—
National Interest Security Corp.	Subordinated	$—	4,075	—	—
National Interest Security Corp.	Equity	—	—	—	—
Ark Real Estate Partners LP	Equity	28,939,454	—	—	20,583

Total Investments Owned Greater than 5% and Less than 25%			$7,619	$—	$20,583

The table below represents the balance at the beginning of the period, December 31, 2009 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of March 31, 2010.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2009	Gross additions	Gross reductions	Change in Unrealized Gain (Loss)	Fair Value as of March 31, 2010
National Specialty Alloys, LLC	$9,000	$—	$—	$—	$9,000
National Interest Security Corp.	26,152	—	(24,740)	(1,412)	—
National Interest Security Corp.	31,303	—	(30,230)	(1,073)	—
National Interest Security Corp.	16,293	—	(2,126)	(14,167)	—
Ark Real Estate Partners LP	19,675	933	—	(25)	20,583

Schedule 12-14

Schedule 12-14

Portfolio Company	Investment	As of December 31, 2009 Number of Shares Principal Amount	Year ended December 31, 2010		As of December 31, 2009 Fair Value
			Amount of dividends and interest included in income	Amount of equity in net profit and loss
Investments Owned Greater than 25%
National Specialty Alloys, LLC	Equity	1,000,000	$—	$—	$9,000

Total Investments Owned Greater than 25%			$—	$—	$9,000

Investment Owned Greater than 5% and Less than 25%
National Interest Security Corp.	Senior Debt	$25,182	$4,163	$—	26,152
National Interest Security Corp.	Subordinated	$30,539	5,027	—	31,303
National Interest Security Corp.	Equity	2,265,029	—	—	16,293
Ark Real Estate Partners LP	Equity	28,006,121	—	—	19,675

Total Investments Owned Greater than 5% and Less than 25%			$9,109	$—	$93,423

The table below represents the balance at the beginning of the period, December 31, 2008 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of December 31, 2009.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2008	Gross additions	Gross reductions	Change in Unrealized Gain (Loss)	Fair Value as of December 31, 2009
National Specialty Alloys, LLC	$12,900	$—	$—	$(3,900)	$9,000
505 Capital Partners GP	30	—	30	—	—
National Interest Security Corp.	24,679	171	19	1,321	26,152
National Interest Security Corp.	27,180	186	29	3,966	31,303
National Interest Security Corp.	12,951	—	—	3,342	16,293
Ark Real Estate Partners LP	24,619	—	—	(4,944)	19,675

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.

Overview

Solar Capital Ltd. (“Solar Capital”, the “Company” or “we”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 9, 2010, Solar Capital Ltd. priced its initial public offering selling 5.68 million shares, including the underwriters’ over-allotment, at a price of $18.50 per share. Net of underwriting fees the Company raised a total of $97.7 million and its shares began to trade on the NASDAQ Global Select Market under the ticker “SLRC”. In addition, Solar Capital Ltd. sold 0.60 million shares at $18.50 in a concurrent private placement to management.

Immediately prior to our initial public offering, through a series of transactions Solar Capital LLC merged with and into Solar Capital Ltd., leaving Solar Capital Ltd. as the surviving entity (the “Solar Capital Merger”). Solar Capital Ltd. issued an aggregate of approximately 26.65 million shares of common stock and $125 million in senior unsecured notes (“Senior Unsecured Notes”) to the existing Solar Capital LLC unit holders in connection with the Solar Capital Merger. Solar Capital LLC, a Maryland limited liability company, was formed in February 2007 and conducted a private placement of units of membership interest (“units”) in March 2007. Solar Capital Ltd. had no assets or operations prior to completion of the Solar Capital Merger and as a result, the books and records of Solar Capital LLC have become the books and records of the surviving entity.

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle market companies in the form of senior secured loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $20 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We are managed by Solar Capital Partners LLC. Solar Capital Management LLC provides the administrative services necessary for us to operate.

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

As of March 31, 2010, our long term investments totaled $839.0 million and our net asset value was $730.4 million. Our portfolio was comprised of debt and equity investments in 33 portfolio companies and our income producing assets, which represented 92.2% of our total portfolio, had a weighted average annualized yield on fair value of approximately 13.9%.

Recent Developments

Dividend

On May 4, 2010, our board of directors declared a quarterly dividend of $0.60 per share payable on July 2, 2010 to holders of record as of June 17, 2010. We expect the dividend to be paid from taxable earnings with specific tax characteristics reported to stockholders after the end of the calendar year.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting policies (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Valuation of Portfolio Investments

We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with GAAP, and the 1940 Act. Our valuation procedures are set forth in more detail below:

Securities for which market quotations are readily available on an exchange are valued at the closing price on the valuation date. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we use the quote obtained.

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

GAAP fair value measurement guidance classifies the inputs used to measure these fair values into the following hierarchy:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access (examples include active exchange-traded equity securities and exchange-traded derivatives).

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

At March 31, 2010 the fair value of investments classified as Level 3 was $768.2 million or 83% of total assets. There were no investments transferred into Level 3 during the first quarter of 2010.

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

Portfolio Investments

At March 31, 2010, we had investments in securities of 33 portfolio companies with a total fair value of approximately $839.0 million. During the quarter ended March 31, 2010, we originated approximately $44.6 million of investments in one new and one existing portfolio company. We also received principal repayments of approximately $95.1 million and sold securities in 3 portfolio companies for approximately $20.5 million. At December 31, 2009 we had investments in securities of 36 portfolio companies with a total fair value of approximately $863.1 million. During the quarter ended March 31, 2009, we invested approximately $2.5 million in one existing portfolio company, had approximately $0.2 million in debt repayments in 3 portfolio companies, and a sale of securities in 1 portfolio company for approximately $8.9 million.

In addition, for the three months ended March 31, 2010 we had net unrealized and realized gains on 27 portfolio company investments totaling approximately $43.7 million, which was offset by net unrealized and realized losses on 8 portfolio company investments totaling approximately $6.5 million. For the three months ended March 31, 2009 we had net unrealized and realized gains on 13 portfolio company investments totaling approximately $28.2 million, which was offset by net unrealized and realized losses on 29 portfolio company investments totaling approximately $73.6 million. At March 31, 2010, we had investments in debt and preferred securities of 27 portfolio companies, totaling approximately $788.1 million, and equity investments in 9 portfolio companies, totaling approximately $50.9 million. At December 31, 2009, we had investments in debt and preferred securities of 31 portfolio companies, totaling approximately $805.5 million, and equity investments in 10 portfolio companies, totaling approximately $57.6 million.

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2010 and December 31, 2009:

	March 31, 2010 (unaudited)		December 31, 2009
(in thousands)	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$151,942	$146,007	$170,896	$163,499
Subordinated Debt/Corporate Notes	710,616	641,999	778,163	641,992
Preferred Equity	39	40	39	40
Common Equity/Partnership Interests/Warrants	112,696	50,910	114,890	57,609

Total	$975,293	$838,956	$1,063,988	$863,140

As of March 31, 2010, the weighted average yield on income producing investments in our portfolio was approximately 13.9%, compared to 14.8% at December 31, 2009. The decrease in yield this quarter was primarily due to the increase in fair value of assets since December 2009.

As of March 31, 2010, there were no investments on non-accrual status. Of the non-accrual assets at December 31, 2009, assets of two portfolio companies were sold prior to the IPO and the third was exchanged for equity of the portfolio company in a restructuring. In addition we had 3 assets, with a total market value of $14.2 million, that were performing but cash interest payments have been applied as principal payments (“cost-recovery assets”), rather than being included in interest income because management believes, at this time, it is unlikely there will be full repayment of principal.

Results of Operations for the Quarter Ended March 31, 2010 compared to the Quarter Ended March 31, 2009

Revenue

	Three Months Ended March 31,		% Change
	2010	2009
	(in thousands)
Investment income	$35,310	$28,177	25%

The increase in investment income for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to prepayment premiums received and accelerated amortization of fees as a result of debt assets repaying before maturity. This increase was partially offset by lower average LIBOR rates, a lower average invested balance and interest not recognized on the cost-recovery assets. Three month LIBOR rates fell below 0.25% preceding the first quarter of 2010 compared to comparable rates near 1.5% heading into the first quarter of 2009.

Expenses

	Three Months Ended March 31,		% Change
	2010	2009
	(in thousands)
Performance-based incentive fee	$5,279	$4,274	24%
Investment advisory and management fees	4,366	4,073	7%
Interest and other credit facility expenses	2,951	731	304%
Administrative service fee	453	604	(25%)
Other general and administrative expenses	1,069	921	16%

Total operating expenses	$14,118	$10,603	33%

The performance-based incentive fee was higher for the three months ended March 31, 2010 primarily due higher investment income resulting from prepayment premiums received and accelerated amortization of fees as a result of debt assets repaying before maturity. Investment advisory and management fees, which are calculated based on average gross assets, were comparable period over period.

Interest and other credit facility expenses were higher for the three months ended March 31, 2010 primarily due to higher average debt balances outstanding during the period, including the newly issued Senior Unsecured Notes, and higher fee amortization expense related to the establishment of the Senior Unsecured Notes and the amended and restated credit facility during the quarter. In addition, the amendment to our credit facility on February 12, 2010 increased the base rate spread by 1.00% during the first quarter of 2009.

The combination of administrative service fees and other general and administrative expenses was comparable period over period.

Net Realized and Unrealized Gains and Losses

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net realized (loss) investments	$(27,331)	$(22,656)
Net realized gain forward contracts	1,552	8,948
Net realized gain (loss) foreign currency exchange	3,536	(29)
Net unrealized gain (loss) investments	64,511	(22,832)
Net unrealized (loss) forward contracts	(771)	(5,700)
Net unrealized (loss) foreign currency exchange	(604)	(408)

Total realized and unrealized gain (loss)	$40,893	$(42,677)

The combination of the net realized and unrealized gains or losses on investments resulted in a net gain of $37.1 million for the first quarter of 2010 compared to a net loss of $45.5 million for the same period in 2009. The net gain during the first quarter of 2010 was primarily due to increases in the fair value of our portfolio assets during the period as well as realizations in excess of prior valuations. The net increase in the fair value of our portfolio assets was primarily due to continued credit improvement in the portfolio, the tightening of credit spreads in the high yield market and anticipated near-term realizations. The net loss during the first quarter of 2009 was primarily due to overall weakening in the economy during period resulting in lower portfolio asset values.

The realization of gains or losses previously recognized as unrealized gains or losses has no impact on current period earnings. During the three months ended March 31, 2010, losses were realized on the sale or exchange of three debt assets and were partially offset by gains on the sale of one equity investment. During the three months ended March 31, 2009, losses were realized upon the bankruptcy of one portfolio company.

We have exposure to foreign currencies (Euro, British Pounds and Australian dollars) through various investments. Those investments are converted into U.S. dollars at the balance sheet date, and as such, we are exposed to movements in exchange rates. To limit our exposure to movements in exchange rates we enter into foreign exchange forward contracts or borrow under our multi-currency revolving credit facility in those currencies. For the first quarter of 2010 the total net realized and unrealized gain on forward contracts and foreign currency exchange was $3.7 million compared to $2.8 million for the same line items in the first quarter of 2009. This is due to a greater relative strengthening of the U.S. dollar during the first quarter 2010 compared to the same period in 2009.

Per Share Computations

For periods prior to February 9, 2010, the share count used in all share-based computations, including NAV per share and earnings per share, has been decreased retroactively by a factor of approximately 0.4022, representing the rate at which shares of Solar Capital Ltd common stock were exchanged for units of Solar Capital LLC prior to the initial public offering.

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

At March 31, 2010 and December 31, 2009, we had cash and cash equivalents of approximately $60.4 million and $5.7 million, respectively. Cash provided by operating activities for the quarters ended March 31, 2010 and 2009 was approximately $107.7 million and $19.6 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

Credit Facility and Senior Unsecured Notes

Credit Facility. In February 2010, Solar Capital Ltd. amended and restated its $270 million Senior Secured Revolving Credit Facility (the “Credit Facility”) with Citibank, N.A. and various lenders. Citibank, N.A. also serves as administrative agent for the lenders. Citigroup Global Markets Inc. acted as the sole lead bookrunner and the sole lead arranger for the Credit Facility. Under the terms of the Credit Facility, the lenders agreed to extend credit to Solar Capital in an aggregate principal or face amount not exceeding $270 million at any one time outstanding. The facility size may be increased up to $600 million with the addition of addition of new lenders or the increase in commitments of current lenders. The Credit Facility is a three-year multi-currency revolving facility (with a stated maturity date in February 2013) and is secured by substantially all of the assets of Solar Capital’s investment portfolio. Interest rate options include Base Rate (“BR”) loans, indexed to currency specific LIBOR, and Alternate Base Rate (“ABR”) loans, indexed to the Prime or Fed Funds rates. Borrowings bear interest at a rate per annum equal to the BR plus 3.25% and ABR plus 2.25%. The Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change of control. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity, a minimum leverage ratio and a minimum debt to total assets ratio. The Credit Facility will be used to supplement Solar Capital’s equity capital to make additional investments and for other general corporate purposes.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2010:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Senior secured revolving credit facility(1)	$—	$—	$—	$—	$—
Senior Unsecured Notes	$125.0	$—	$—	$125.0	$—

(1)	As of March 31, 2010, we had $270.0 million of unused borrowing capacity under our credit facility.

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

Off-Balance Sheet Arrangements

In the normal course of its business, we trade various financial instruments and may enter into various investment activities with off-balance sheet risk, which include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities.

Borrowings

We had borrowings of $125.0 million and $88.1 million outstanding as of March 31, 2010 and December 31, 2009, respectively.

Distributions and Dividends

On May 4, 2010, our board of directors declared a quarterly dividend of $0.60 per share payable on July 2, 2010 to holders of record as of June 17, 2010. On January 26, 2010, our board of directors declared a quarterly dividend of $0.60 per share, prorated for the number of days remaining in the first quarter after our initial public offering. As a result, the first quarterly dividend of $0.34 per share, on a pro-rated basis, was paid on April 1, 2010 to holders of record as of March 18, 2010. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

We intend to elect to be taxed as a RIC under Subchapter M of the Internal Revenue Code of 1986. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute net realized capital gains (net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

•	We have entered into a license agreement with Solar Capital Partners, pursuant to which Solar Capital Partners has granted us a non-exclusive, royalty-free license to use the name “Solar Capital.”

•	Magnetar entities own as of May 4, 2010, approximately 23.81% of our outstanding shares of common stock.

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

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2010, certain of the loans in our portfolio had floating interest rates. Interest rates on these loans are typically based on floating LIBOR and reset to current market rates every one to six months. As we increase our investments in mezzanine and other subordinated loans we expect that our portfolio will have an increased percentage of fixed rate assets. A change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended March 31, 2010, we did not engage in interest rate hedging activities.

The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at March 31, 2010 and interest expense is calculated based on our borrowings of $125 million on the fixed rate Senior Unsecured Notes as of March 31, 2010. We had no outstanding borrowings under the floating rate Credit Facility as of March 31, 2010 and therefore the interest expense calculations below do not change with the hypothetical changes in interest rates. The base interest rate case assumes the rates on our portfolio investments remain as they were on March 31, 2010. All of the hypothetical calculations are based on a model of our portfolio for the twelve months subsequent to March 31, 2010 and assume no change to any input other than the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense
-25 Basis Points	(0.44%)
Base Interest Rate	0.00%
+100 Basis Points	1.77%
+200 Basis Points	3.65%

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

	Australian Dollar	Euro	Pounds Sterling
Portfolio Investments (Long)
Par Amount, Fair Value for Equity (in Currency in millions)	29.9	37.0	34.7
Par Amount, Fair Value for Equity ($ in millions)	$27.4	$50.0	$52.7
Fair Value ($ in millions)	$25.7	$37.2	$41.9

Forward Contracts (Short)
Notional Amount (in Currency in millions)	29.9	26.5	35.6
Weighted Average Exchange Rate	0.906	1.36	1.51
Contract Amount ($ in millions)	$27.1	$36.1	$53.6
Fair Value ($ in millions)	$(0.3)	$0.3	$(0.4)

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2010 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We, Solar Capital Management, LLC and Solar Capital Partners, LLC are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2010 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2010 Solar Capital Ltd. priced its initial public offering, selling 5.68 million shares, including the underwriters over-allotment, at a price of $18.50 per share. Concurrent with this offering, management purchased an additional 0.60 million shares through a private placement, also at $18.50 per share, pursuant to the exemption from registration provided by Section 4(2) under the Securities Act. The net proceeds of the initial public offering, including the underwriters over-allotment, and concurrent private placement totaled approximately $106.7 million, after deducting underwriting discounts and commissions related to the initial public offering and estimated offering expenses.

Solar Capital Ltd. expects to use substantially all of the net proceeds from this offering to make new investments in portfolio companies, for general working capital purposes and for temporary repayment of debt. The joint book-running managers for the initial public offering were Citi, J.P. Morgan, Morgan Stanley and SunTrust Robinson Humphrey. The co-managers for the initial public offering were BMO Capital Markets, BB&T Capital Markets, a division of Scott & Stringfellow, and RBC Capital Markets.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

[Intentionally left blank]

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement**

3.2	Amended and Restated Bylaws**

4.1	Form of Common Stock Certificate****

4.2	Form of Note Agreement for Senior Unsecured Notes****

4.3	Form of Senior Unsecured Notes****

10.1	Dividend Reinvestment Plan**

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent****

10.3	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC*

10.4	Form of Custodian Agreement****

10.5	Administration Agreement by and between Registrant and Solar Capital Management, LLC*

10.6	Form of Indemnification Agreement by and between Registrant and each of its directors**

10.7	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement*

10.8	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement**

10.9	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited*

10.10	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC**

10.11	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC****

10.12	Form of Agreement and Plan of Merger by and between Registrant and Solar Capital LLC****

10.13	Form of Unit Exchange Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Solar Domestic LLC, and Solar Capital Management, LLC****

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.
**	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
***	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 8 (File No. 333-148734) filed on January 27, 2010.
****	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on February 9, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2010.

SOLAR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ NICHOLAS RADESCA
Nicholas Radesca
Chief Financial Officer
(Principal Financial and Accounting Officer)