Form 10-Q
period 2010-06-30
Solar Capital Ltd.
filed 2010-08-03
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 3, 2010 was 33,168,872.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the Company) as of June 30, 2010, and the related consolidated statements of operations for the three and six-month periods ended June 30, 2010 and 2009, changes in net assets for the six-month period ended June 30, 2010 and cash flows for the six-month periods ended June 30, 2010 and 2009, and the financial highlights (included in Note 11) for the six month period ended June 30, 2010. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

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

/s/ KPMG LLP

New York, New York

August 3, 2010

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except shares)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Investments at value:
Companies more than 25% owned (cost: $10,000 and $10,000, respectively)	$9,000	$9,000
Companies 5% to 25% owned (cost: $30,673 and $85,102, respectively)	20,833	93,423
Companies less than 5% owned (cost: $918,752 and $968,886, respectively)	789,471	760,717

Total investments (cost: $959,425 and $1,063,988, respectively)	819,304	863,140

Cash and cash equivalents	68,755	5,675
Receivable for investments sold	10,204	—
Interest and dividends receivable	7,871	7,547
Deferred borrowing costs	5,127	914
Fee revenue receivable	4,371	5,824
Deferred offering costs	—	1,478
Derivative assets	—	294
Prepaid expenses and other receivables	757	549

Total Assets	916,389	885,421

Liabilities
Senior unsecured notes payable	125,000	—
Payable for investments purchased	24,375	—
Dividends payable	19,818	—
Credit facility payable	—	88,114
Distributions payable	—	75,136
Due to Solar Capital Partners LLC:
Investment advisory and management fee payable	4,431	8,663
Performance-based incentive fee payable	3,792	8,517
Deferred fee revenue	1,953	3,532
Interest payable	1,823	153
Derivative liabilities	3,057	25
Due to Solar Capital Management LLC	498	912
Income taxes payable	745	535
Other accrued expenses and payables	2,061	1,931

Total Liabilities	187,553	187,518

Net Assets
Partners’ capital	—	697,903
Common stock, par value $0.01 per share 33,030,641 shares issued and outstanding	330	—
Paid in capital in excess of par	668,131	—
Distributions in excess of net investment income	(652)	—
Accumulated net realized gain	9,502	—
Net unrealized appreciation	51,525	—

Total Net Assets	$728,836	$697,903

Number of shares outstanding	33,030,641	32,860,454
Net Asset Value Per Share	$22.07	$21.24

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
Interest and dividends:
Companies 5% to 25% owned	$—	$2,292	$7,619	$4,557
Other interest and dividend income	28,284	22,960	55,975	48,872

Total interest and dividends	28,284	25,252	63,594	53,429

Total investment income	28,284	25,252	63,594	53,429

EXPENSES:
Investment advisory and management fees	4,431	4,002	8,797	8,075
Performance-based incentive fee	3,792	4,025	9,071	8,299
Interest and other credit facility expenses	3,646	298	6,597	1,029
Administrative service fee	258	429	711	1,033
Other general and administrative expenses	937	722	2,006	1,643

Total operating expenses	13,064	9,476	27,182	20,079

Net investment income before income tax expense	15,220	15,776	36,412	33,350

Income tax expense (benefit)	54	(323)	135	156

Net investment income	15,166	16,099	36,277	33,194

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FORWARD CONTRACTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments:
Companies 5% to 25% owned	—	—	16,397	—
Companies less than 5% owned	(481)	(53,266)	(44,209)	(75,922)

Net realized loss on investments	(481)	(53,266)	(27,812)	(75,922)
Forward contracts	8,196	(16,778)	9,748	(7,830)
Foreign currency exchange	(5)	(438)	3,531	(467)

Net realized gain (loss)	7,710	(70,482)	(14,533)	(84,219)

Net change in unrealized gain (loss):
Investments:
Companies more than 25% owned	—	(200)	—	(3,100)
Companies 5% to 25% owned	(1,403)	2,713	(18,080)	2,215
Companies less than 5% owned	(2,300)	82,420	78,888	62,986

Net unrealized gain (loss) on investments	(3,703)	84,933	60,808	62,101
Forward contracts	(2,555)	3,011	(3,326)	(2,689)
Foreign currency exchange	(104)	437	(708)	29

Net change in unrealized gain (loss)	(6,362)	88,381	56,774	59,441

Net realized and unrealized gain (loss) on investments, forward contracts and foreign currencies	1,348	17,899	42,241	(24,778)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$16,514	$33,998	$78,518	$8,416

Earnings per share (see note 10)	$0.50	$1.03	$2.39	$0.26

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Six months ended June 30, 2010	Year ended December 31, 2009
	(unaudited)
Increase (Decrease) in net assets resulting from operations:
Net investment income	$36,277	$67,262
Net realized loss	(14,533)	(264,898)
Net change in unrealized gain	56,774	284,572

Net increase in net assets resulting from operations	78,518	86,936

Dividends and distributions declared	(31,014)	(241,706)

Capital transactions:
Proceeds from shares sold	116,198	—
Common stock offering costs	(10,069)	—
Senior notes issued in Solar Capital Merger	(125,000)	—
Reinvestment of dividends	2,300	—

Net decrease in net assets resulting from capital transactions	(16,571)	—

Net increase (decrease) in net assets	30,933	(154,770)

Net assets at beginning of period	697,903	852,673

Net assets at end of period	$728,836	$697,903

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except shares)

	Six months ended June 30, 2010	Six months ended June 30, 2009
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets from operations	$78,518	$8,416
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Net realized loss from investments	27,812	75,922
Net realized (gain) from foreign currency exchange on borrowings	(3,536)	—
Net change in unrealized (gain) on investments	(60,808)	(62,101)
Net change in forward contracts	3,326	2,689
(Increase) decrease in operating assets:
Purchase of investment securities	(136,755)	(111,379)
Proceeds from disposition of investment securities	213,587	52,467
Receivable for investments sold	(10,204)	(3,204)
Interest and dividends receivable	(324)	1,347
Deferred borrowing costs	(4,213)	690
Fee revenue receivable	1,453	(193)
Deferred offering costs	1,478	(290)
Foreign tax receivable	—	101
Withholding tax receivable	—	(3,106)
Prepaid expenses and other receivables	(208)	(646)
Increase (decrease) in operating liabilities:
Payable for investments purchased	24,375	60,320
Investment advisory and management fee payable	(4,232)	(1,292)
Performance-based incentive fee payable	(4,725)	(1,480)
Deferred fee revenue	(1,579)	(426)
Interest payable	1,670	128
Due to Solar Capital Management LLC	(414)	(511)
Income taxes payable	210	(1,099)
Other accrued expenses and payables	130	101

Net Cash Provided by Operating Activities	125,561	16,454

Cash Flows from Financing Activities:
Proceeds from shares sold	116,198	—
Common stock offering costs	(10,069)	—
Cash dividends paid	(8,896)	—
Cash distributions paid	(75,136)	(85,267)
Proceeds from borrowings on credit facility	88,000	25,000
Repayments of borrowings on credit facility	(172,578)	(17,500)

Net Cash Used in Financing Activities	(62,481)	(77,767)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,080	(61,313)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,675	65,841

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,755	$4,528

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,435	$52
Cash paid for income taxes	$18	$1,255
Non-cash financing activity:
Dividends payable	$19,818	$—
Reinvestment of dividends	$2,300	$—
Issuance of Senior Notes	$125,000	$—

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2010

(in thousands, except shares)

(unaudited)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans – 22.4%
Asurion Corporation	Insurance	6.85	7/3/2015	$55,000	$54,945	$53,883
Classic Cruises Holdings(5)	Leisure, Motion Pictures, Entertainment	10.14	1/31/2015	26,000	25,412	22,100
Emdeon Business Services LLC	Healthcare, Education, and Childcare	5.30	5/16/2014	15,000	15,100	14,595
Fulton Holding Corp	Retail Stores	13.83	5/28/2016	35,000	33,867	34,650
Ram Energy Resources, Inc.	Oil & Gas	12.75	11/29/2012	13,007	12,958	12,486
Roundy’s Supermarkets, Inc.	Grocery	10.00	4/16/2016	22,000	21,575	22,138
ViaWest, Inc.	Personal, Food and Misc. Services	13.50	5/20/2016	25,043	24,306	24,291

Total Bank Debt/Senior Secured Loans				$191,050	$188,163	$184,143

Subordinated Debt/Corporate Notes – 71.6%
Ares Capital Corporation	Finance	6.00	4/1/2012	$15,393	$10,810	$15,508
Ares Capital Corporation	Finance	6.63	7/15/2011	14,500	10,695	14,718
Adams Outdoor Advertising	Diversified / Conglomerate Service	13.50	6/20/2011	40,000	39,602	37,600
Adams Outdoor Advertising	Diversified / Conglomerate Service	10.88	6/20/2011	17,237	17,321	15,807
AMC Entertainment Holdings, Inc.	Leisure, Motion Pictures, Entertainment	5.54	6/13/2012	25,036	24,809	21,756
Booz Allen	Aerospace & Defense	13.00	7/31/2016	43,000	42,278	44,111
Direct Buy Inc.	Home and Office Furnishing, Consumer Products	16.00	5/30/2013	37,333	36,905	33,917
DS Waters	Beverage, Food, and Tobacco	14.00	4/24/2012	106,697	105,968	104,563
Earthbound	Farming & Agriculture	15.25	7/20/2016	40,000	38,958	40,400
Fleetpride Corporation	Cargo Transport	11.50	10/1/2014	43,000	43,132	39,291
FreedomRoads	Automotive	16.00	6/20/2011	27,500	27,255	26,923
Grakon, LLC(12)	Machinery	12.00	6/19/2013	20,710	18,269	5,101
Iglo Birds Eye Group Limited(3)(4)	Beverage, Food, and Tobacco	8.99	11/3/2016	4,551	5,000	4,448
Iglo Birds Eye Group Limited(3)(4)	Beverage, Food, and Tobacco	8.57	11/3/2016	11,568	14,939	11,308
Magnolia River, LLC	Hotels, Motels, Inns & Gaming	14.00	4/28/2014	19,064	18,421	17,635
Midcap Financial Intermediate Holdings, LLC	Banking	14.25	7/9/2015	25,000	24,375	24,375
ProSieben Sat.1 Media AG(3)(8)(12)	Broadcasting & Entertainment	7.96	3/6/2017	18,936	19,377	9,012
Rug Doctor L.P.	Personal, Food and Misc. Services	14.95	10/31/2014	48,976	46,868	47,507
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment	11.18	12/29/2013	17,045	16,328	16,193
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment	12.00	12/29/2013	6,462	5,283	5,751
Tri-Star Electronics International, Inc.	Aerospace & Defense	15.25	8/2/2013	22,689	22,579	19,285
Wastequip, Inc.(13)	Containers, Packaging and Glass	13.00	2/5/2015	16,463	14,401	—
Weetabix Group(3)(7)	Beverage, Food, and Tobacco	10.37	9/14/2016	13,277	16,341	10,289
Weetabix Group(3)(7)	Beverage, Food, and Tobacco	9.96	5/7/2017	28,475	36,878	21,356

Total Subordinated Debt/Corporate Notes				$662,912	$656,792	$586,854

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

June 30, 2010

(in thousands, except shares)

(unaudited)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Preferred Equity – 0.1%
Wyle Laboratories	Aerospace & Defense	8.00	7/17/2015	$387	$39	$42

Total Preferred Equity				$387	$39	$42

Common Equity / Partnership Interests / Warrants – 5.9%
Ark Real Estate Partners LP(9)(11)	Real Estate			30,672,788	$30,673	$20,833
Direct Buy Inc.	Home and Office Furnishing, Consumer Products			5,000,000	5,000	2,500
Global Garden Products(3)(6)	Farming & Agriculture			146,983	—	—
Grakon, LLC	Machinery			1,714,286	1,714	—
Great American Group Inc.(14)	Personal, Food and Misc. Services			572,800	2,681	845
Great American Group Inc.(15)	Personal, Food and Misc. Services			187,500	3	277
Great American Group Inc.(16)	Personal, Food and Misc. Services			125,000	—	—
National Specialty Alloys, LLC(10)	Mining, Steel, Iron, and Nonprecious Metals			1,000,000	10,000	9,000
Nuveen Investments, Inc.	Finance			3,000,000	30,000	4,500
NXP Semiconductors Netherlands B.V.(3)	Electronics			944,628	31,059	8,687
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment			4,285,714	3,301	1,623

Total Common Equity/Partnerships Interests / Warrants					$114,431	$48,265

Total Investments					$959,425	$819,304

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act. Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2010.
(3)	The following entities are domiciled outside the United States and the investments are denominated in either Euro, British Pounds or Australian Dollars: NXP Semiconductors Netherlands B.V. in The Netherlands; Iglo Birds Eye Group Limited, Global Garden Products and Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; and Seven Media Group Pty Limited in Australia. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s investments in Iglo Birds Eye Group Limited are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital Ltd.’s investments in Classic Cruises Holdings are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital Ltd.’s investments in Global Garden Products are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Solar Capital Ltd.’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(8)	Solar Capital Ltd.’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(9)	Solar Capital Ltd. has an unfunded commitment of $14,079.
(10)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	Investments are current on all obligations with cash interest payments being applied to principal.
(13)	Investment is on non-accrual status
(14)	Common Shares
(15)	Founders Shares
(16)	Contingent Founders Shares

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

June 30, 2010

(unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2010
Beverage, Food, and Tobacco	19%
Personal, Food and Misc. Services	9%
Aerospace & Defense	8%
Insurance	7%
Diversified / Conglomerate Service	6%
Leisure, Motion Pictures, Entertainment	5%
Farming & Agriculture	5%
Cargo Transport	5%
Home and Office Furnishing, Consumer Products	4%
Finance	4%
Retail Stores	4%
Broadcasting & Entertainment	4%
Automotive	3%
Banking	3%
Grocery	3%
Real Estate	2%
Hotels, Motels, Inns & Gaming	2%
Healthcare, Education, and Childcare	2%
Oil & Gas	2%
Mining, Steel, Iron, and Nonprecious Metals	1%
Electronics	1%
Machinery	1%

100%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

(in thousands, except shares)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans – 18.8%
Affinity 1st Lien	Printing, Publishing, Broadcasting	12.75	3/31/2010	$18,771	$18,372	$18,489
Asurion Corporation	Insurance	6.73	7/3/2015	55,000	54,939	51,700
Classic Cruises Holdings(5)	Leisure, Motion Pictures, Entertainment	10.02	1/31/2015	26,000	25,350	20,800
Emdeon Business Services LLC	Healthcare, Education, and Childcare	5.29	5/16/2014	15,000	15,112	14,400
National Interest Security Corporation(11)	Aerospace & Defense	15.00	6/11/2013	25,182	24,740	26,152
Ram Energy Resources, Inc.	Oil & Gas	12.75	11/29/2012	12,827	12,769	12,058
Wyle Laboratories	Aerospace & Defense	15.00	1/17/2015	20,000	19,614	19,900

Total Bank Debt/Senior Secured Loans				$172,780	$170,896	$163,499

Subordinated Debt/Corporate Notes – 74.4%
Allied Capital	Finance	6.00	4/1/2012	$15,393	$9,362	$14,392
Allied Capital	Finance	6.63	7/15/2011	14,500	8,880	13,920
Adams Outdoor Advertising	Diversified / Conglomerate Service	13.50	6/20/2011	40,000	39,445	35,360
Adams Outdoor Advertising	Diversified / Conglomerate Service	10.88	6/20/2011	18,237	18,345	15,538
AMC Entertainment Holdings, Inc.	Leisure, Motion Pictures, Entertainment	5.25	6/13/2012	24,383	24,106	20,433
Booz Allen	Aerospace & Defense	13.00	7/31/2016	43,000	42,220	43,000
Casema B.V.(3)	Telecommunications	9.73	9/13/2016	7,860	7,542	7,565
Casema B.V.(3)	Telecommunications	9.69	9/13/2016	8,478	8,135	8,109
Direct Buy Inc.	Home and Office Furnishing, Consumer Products	16.00	5/30/2013	36,593	36,092	31,104
DS Waters	Beverage, Food, and Tobacco	14.00	4/24/2012	99,565	98,664	95,085
Earthbound	Beverage, Food, and Tobacco	15.25	7/20/2016	40,000	38,875	39,800
Fleetpride Corporation	Cargo Transport	11.50	10/1/2014	43,000	43,145	38,754
FreedomRoads	Automotive	16.00	6/20/2011	27,500	27,076	25,603
Global Garden Products(3)(6)(12)	Farming & Agriculture	12.72	10/31/2016	19,674	20,136	—
Grakon, LLC(13)	Machinery	12.00	6/19/2013	20,403	19,306	5,101
Iglo Birds Eye Group Limited(3)(4)	Beverage, Food, and Tobacco	8.99	11/3/2016	5,230	4,908	4,942
Iglo Birds Eye Group Limited(3)(4)	Beverage, Food, and Tobacco	8.52	11/3/2016	12,200	14,701	11,527
Jonathan Engineering Solutions Corp.(12)	Diversified/Conglomerate Manufacturing	16.50	6/29/2014	4,219	4,045	—
Jonathan Engineering Solutions Corp.(12)	Diversified/ Conglomerate Manufacturing	13.00	6/29/2014	10,641	10,614	—
Learning Care Group No.2, Inc	Healthcare, Education, and Childcare	13.50	12/28/2015	31,173	30,797	27,276
Magnolia River, LLC	Hotels, Motels, Inns & Gaming	14.00	4/28/2014	19,064	18,327	13,345
National Interest Security Corporation(11)	Aerospace & Defense	15.00	6/11/2013	30,539	30,229	31,303
Pacific Crane Maintenance Company, L.P.(12)	Machinery	13.00	2/15/2014	9,045	8,920	—
ProSieben Sat.1 Media AG(3)(8)(13)	Broadcasting & Entertainment	8.15	3/6/2017	21,437	19,804	5,505
Rug Doctor L.P.	Personal, Food and Misc. Services	14.94	10/31/2014	48,253	45,920	45,841
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment	11.18	12/29/2013	18,086	16,328	16,278
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment	12.00	12/29/2013	6,857	5,283	6,068
Tri-Star Electronics International, Inc.	Aerospace & Defense	15.25	8/2/2013	22,546	22,420	16,008
Wastequip, Inc.(13)	Containers, Packaging and Glass	12.00	2/5/2015	15,745	14,953	3,149
Weetabix Group(3)(7)	Beverage, Food, and Tobacco	10.62	9/14/2016	13,627	16,335	9,879
Weetabix Group(3)(7)	Beverage, Food, and Tobacco	9.83	5/7/2017	29,211	34,948	20,447
Wire Rope Corporation (nka WireCo World Group)	Diversified/Conglomerate Manufacturing	11.00	2/8/2015	39,000	38,302	36,660

Total Subordinated Debt/Corporate Notes				$795,459	$778,163	$641,992

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

June 30, 2010

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

On February 9, 2010, Solar Capital Ltd. priced its initial public offering, selling 5.68 million shares, including the underwriters’ over-allotment, at a price of $18.50 per share. Concurrent with this offering, management purchased an additional 600,000 shares through a private placement, also at $18.50 per share.

Immediately prior to the initial public offering, through a series of transactions Solar Capital Ltd. merged with Solar Capital LLC, leaving Solar Capital Ltd. as the surviving entity (the “Merger”). Solar Capital Ltd. issued an aggregate of approximately 26.65 million shares of common stock and $125 million in Senior Unsecured Notes to the existing Solar Capital LLC unit holders in connection with the Merger. Solar Capital Ltd. had no assets or operations prior to completion of the Merger and as a result, the historical books and records of Solar Capital LLC have become the books and records of the surviving entity.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(in thousands, except shares)

(unaudited)

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the six months ended June 30, 2010, no amount was recorded for U.S. Federal excise tax.

The Company is also subject to taxes in Luxembourg, through Solar Capital Luxembourg I S.a.r.l., a wholly-owned subsidiary. Under the laws of Luxembourg, the Company pays a corporate income tax and a municipal business tax on its subsidiary’s taxable income.

Capital Accounts – Certain capital accounts including undistributed net investment income, accumulated net realized gain or loss, net unrealized appreciation or depreciation, and paid in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

Dividends – Dividends and distributions to common stockholders are recorded on the ex-dividend date. Quarterly dividend payments are determined by the board of directors and are generally based upon taxable earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment.

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

Derivative Instruments and Hedging Activity – In accordance with GAAP, the Company recognizes derivatives as either assets or liabilities at their fair value on its Consolidated Statements of Assets and Liabilities. At this time, the Company does not document formal hedge relationships because the hedged items are recorded at fair value with realized and unrealized gains and losses recognized in current earnings. Realized and unrealized gains and losses from derivatives are also

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(in thousands, except shares)

(unaudited)

recorded in current earnings. Realized gains or losses from derivatives are recognized when contracts are settled. The Company primarily uses foreign exchange forward contracts to economically hedge its foreign currency risk. The fair value of foreign exchange forward contracts is determined by recognizing the difference between the contract exchange rate and the current market exchange rate. These fair values are recognized as either derivative assets or derivative liabilities in the Company’s Consolidated Statements of Assets and Liabilities. The Company may also borrow in foreign currencies on its multicurrency credit lines to reduce foreign currency exposure. Fluctuations in market values of assets and liabilities denominated in the same foreign currency offset in earnings providing a “natural” foreign currency hedge.

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

Note 3. Investments

Investments consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010 (unaudited)		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$188,163	$184,143	$170,896	$163,499
Subordinated Debt/Corporate Notes	656,792	586,854	778,163	641,992
Preferred Equity	39	42	39	40
Common Equity/Partnership Interests/Warrants	114,431	48,265	114,890	57,609

Total	$959,425	$819,304	$1,063,988	$863,140

As of June 30, 2010, the Company had one investment on non-accrual status with a market value of zero. In addition, two performing assets with a total market value of $14.1 million had cash interest payments applied as principal payments rather than being included in interest income because management believes, at this time, it is unlikely there will be full repayment of principal.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(in thousands, except shares)

(unaudited)

Note 5. Derivatives

The Company is exposed to foreign exchange risk through its investments denominated in foreign currencies. The Company mitigates this risk through the use of foreign currency forward contracts. As an investment company, all changes in the fair value of assets, including changes caused by foreign currency fluctuation, flow through current earnings. The forward contracts serve as an economic hedge with their realized and unrealized gains and losses also recorded in current earnings. The Company has no derivatives designated as hedging instruments. During the six months ended June 30, 2010 we entered into 41 foreign currency forward contracts with durations of 1 month and the average U.S. dollar value of foreign currency forward contracts was $21,531. During the year ended December 31, 2009, we entered into 81 foreign currency forward contracts with durations of 1 to 3 months and the average U.S. dollar value of foreign currency forward contracts was $29,757.

As of June 30, 2010, there were three open forward foreign currency contracts denominated in Euro, Australian Dollar and British Pounds, all of which terminate on July 8, 2010. As of December 31, 2009, there were nine open forward foreign currency contracts denominated in Euro, Australian Dollar and British Pounds, six of which terminated on January 15, 2010 and three of which terminated on February 16, 2010. At June 30, 2010 and December 31, 2009, there was no fixed collateral held by counterparties for the open contracts and no credit-related contingent features associated with any of the open forward contracts. The contract details are as follows:

			June 30, 2010			December 31, 2009
			(unaudited)
Purchase:	Counterparty	Local Currency	USD Value	Unrealized appreciation (depreciation)	Local Currency	USD Value	Unrealized appreciation (depreciation)
USD / AUD	SunTrust Bank	30,187	$24,590	$(815)	(734)	$658	$1
USD / AUD	SunTrust Bank				734	669	10
USD / AUD	SunTrust Bank				734	655	(1)
USD / EURO	SunTrust Bank	17,893	21,383	(506)	(317)	461	(7)
USD / EURO	SunTrust Bank				317	463	10
USD / EURO	SunTrust Bank				6,317	9,185	135
USD / GBP	SunTrust Bank	36,287	52,500	(1,736)	(825)	1,351	(17)
USD / GBP	SunTrust Bank				825	1,342	8
USD / GBP	SunTrust Bank				6,825	11,165	130

Total			$98,473	$(3,057)		$25,949	$269

The following tables show the fair value and effect of the derivative instruments on the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Operations:

Fair Values of Derivative Instruments
	Derivative Assets
	June 30, 2010 (unaudited)		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments(a)
Foreign exchange contracts	Derivative assets	—	Derivative assets	$294

Total derivative assets		—		$294

	Derivative Liabilities
	June 30, 2010 (unaudited)		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments(a)
Foreign exchange contracts	Derivative liabilities	$3,057	Derivative liabilities	$25

Total derivative liabilities		$3,057		$25

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(in thousands, except shares)

(unaudited)

Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives not designated as hedging instruments(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Foreign exchange contracts	Realized gain (loss): Forward contracts	$8,196	$(16,778)	$9,748	$(7,830)
Foreign exchange contracts	Unrealized gain (loss): Forward contracts	(2,555)	3,011	(3,326)	(2,689)

Total		$5,641	$(13,767)	$6,422	$(10,519)

(a)	See Note 2 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.

Note 6. Borrowing Facility and Senior Unsecured Notes

On February 12, 2010, Solar Capital Ltd. amended and restated Solar Capital LLC’s $250 million Senior Secured Revolving Credit Facility (the “Credit Facility’), extending the maturity to February 2013 and increasing the total commitments under the facility to $270 million. Per the amended agreement, borrowings bear interest at a rate per annum equal to the base rate plus 3.25% or the alternate base rate plus 2.25%. The commitment fee on unused balances is 0.375%. The amendment also reduced the advance rates permitted on certain asset types and placed limitations on the secured borrowing amount. On May 26, 2010, the Credit Facility was amended to remove the limitations on the secured borrowing amount and increase the advance rates permitted on certain asset types. Total commitments under the Credit Facility have been increased to $355 million as a result of the addition of two new lenders on May 12, 2010 and June 23, 2010. The facility size may be increased up to $600 million with additional new lenders or the increase in commitments of current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change of control. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum debt to total assets ratio.

On February 9, 2010, through a series of transactions, Solar Capital LLC was merged with and into Solar Capital Ltd., a Maryland corporation, leaving Solar Capital Ltd. as the surviving entity. An aggregate of approximately 26.65 million shares of common stock and $125 million in senior unsecured notes (the “Senior Unsecured Notes”) of Solar Capital Ltd. were issued in connection with the merger. The Senior Unsecured Notes mature in February 2014 and have a coupon of 8.75%, payable quarterly in cash beginning May 1, 2010. The Senior Unsecured Notes are redeemable at any time, in whole or in part, at a price of 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Further, Solar Capital Ltd. must use the net cash proceeds from the issuance of any other senior notes either to redeem or make an offer to purchase the outstanding Senior Unsecured Notes at a price of 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. The Senior Unsecured Notes subject Solar Capital Ltd. to customary covenants, including, among other things, (i) a requirement to maintain an “asset coverage ratio” of at least 2.00 to 1.00; (ii) a requirement that in the event of a “change of control” (as defined in the agreement governing the Senior Unsecured Notes) Solar Capital Ltd. will be required to offer to repurchase the Senior Unsecured Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase; and (iii) a restriction on incurring any debt on a junior lien basis, or any debt that is contractually subordinated in right of payment to any other debt unless it is also subordinated to the Senior Unsecured Notes on substantially identical terms. The agreement under which the Senior Unsecured Notes have been issued contains customary events of default.

The weighted average annualized interest cost for all borrowings for the six months ended June 30, 2010 and 2009 was 7.65% and 1.95%, respectively. These costs are exclusive of commitment fees and for other prepaid expenses related to establishing the Credit Facility and Senior Unsecured Notes. This weighted average annualized interest cost reflects the average interest cost for all borrowings. The average debt outstanding for the six months ended June 30, 2010 and for the year ended December 31, 2009 were $133,878 and $29,035, respectively. The maximum amounts borrowed on the Credit Facility during the six months ended June 30, 2010 and year ended December 31, 2009 were $172,882 and $122,065, respectively. There was nothing drawn on the Credit Facility as of June 30, 2010 and $88,114 outstanding as of December 31, 2009. At June 30, 2010 and December 31, 2009, the Company was in compliance with all financial and operational covenants required by the Credit Facility and Senior Unsecured Notes.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(in thousands, except shares)

(unaudited)

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2010 and December 31, 2009:

Fair Value Measurements

As of June 30, 2010

(unaudited)

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$53,883	$130,260	$184,143
Subordinated Debt / Corporate Notes	—	99,105	487,749	586,854
Preferred Equity	—	—	42	42
Common Equity / Partnership Interests / Warrants	—	1,121	47,144	48,265
Liabilities:
Derivative liabilities – forward contracts	—	3,057	—	3,057

Fair Value Measurements

As of December 31, 2009

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$163,499	$163,499
Subordinated Debt / Corporate Notes	—	65,961	576,031	641,992
Preferred Equity	—	—	40	40
Common Equity / Partnership Interests / Warrants	—	2,488	55,121	57,609
Derivative assets – forward contracts	—	294	—	294
Liabilities:
Derivative liabilities – forward contracts	—	25	—	25

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(in thousands, except shares)

(unaudited)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the six months ended June 30, 2010 and the year ended December 31, 2009, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2010 and December 31, 2009:

Fair Value Measurements Using Level 3 Inputs

As of June 30, 2010

(unaudited)

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants
Fair value, January 1, 2010	$163,499	$576,031	$40	$55,121
Total gains or losses included in earnings:
Net realized gain (loss)	487	(42,564)	—	15,396
Net change in unrealized gain (loss)	1,200	63,637	2	(7,520)
Purchases, sales, issuances, and settlements (net)	16,775	(66,355)	—	(15,855)
Transfers out of Level 3	(51,701)	(43,000)	—	—

Fair value, June 30, 2010	$130,260	$487,749	$42	$47,144

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain:	$3,015	$15,831	$—	$5,647

The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the period.

Fair Value Measurements Using Level 3 Inputs

As of December 31, 2009

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/Warrants
Fair value, January 1, 2009	$97,665	$509,416	$6,145	$67,752
Total gains or losses included in earnings:
Net realized loss	(50,032)	(75,837)	(61,101)	(61,081)
Net change in unrealized gain (loss)	82,880	58,509	54,957	48,941
Purchases, sales, issuances, and settlements (net)	(770)	83,943	39	(491)
Transfers into Level 3	33,756	—	—	—

Fair value, December 31, 2009	$163,499	$576,031	$40	$55,121

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$34,333	$23,128	$2	$(9,480)

The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the year.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(in thousands, except shares)

(unaudited)

Note 9. Stockholders’ Equity

The table below illustrates the effect of certain transactions on our capital accounts for the six months ended June 30, 2010:

	Common Stock		Partners Capital	Paid in Capital in Excess of Par	Distributions in Excess of Net Investment Income	Accumulated Net Realized Gain	Net Unrealized Appreciation	Total Stockholders Equity
	Shares	Par Amount
Balance at December 31, 2009	—	$—	$697,903	$—	$—	$—	$—	$697,903
Solar Capital Merger(1)	26,647,312	266	(697,903)	572,637	—	—	—	(125,000)
Issuances of common stock(2)	6,280,945	63	—	106,066	—	—	—	106,129
Reinvestment of dividends	102,384	1	—	2,299	—	—	—	2,300
Net increase in stockholders’ equity resulting from operations	—	—	—	—	36,277	(14,533)	56,774	78,518
Dividends declared ($0.94 per share)	—	—	—	—	(31,014)	—	—	(31,014)
Permanent tax differences	—	—	—	(12,871)	(5,915)	24,035	(5,249)	—

Balance at June 30, 2010	33,030,641	$330	$—	$668,131	$(652)	$9,502	$51,525	$728,836

(1)	Immediately prior to the initial public offering, through a series of transactions Solar Capital Ltd. merged with Solar Capital LLC, leaving Solar Capital Ltd. as the surviving entity. Solar Capital Ltd. issued an aggregate of approximately 26.65 million shares of common stock and $125 million in Senior Unsecured Notes to the existing Solar Capital LLC unit holders in connection with the Merger.
(2)	On February 9, 2010 Solar Capital Ltd. priced its initial public offering, selling 5.68 million shares, including the underwriters over-allotment, at a price of $18.50 per share. Concurrent with this offering, management purchased an additional 600,000 shares through a private placement, also at $18.50 per share.

Note 10. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase (decrease) in shareholders’ capital per share resulting from operations for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Numerator for basic and diluted earnings per share:	$16,514	$33,998	$78,518	$8,416
Denominator for basic and diluted weighted average share:	33,029,516	32,860,454	32,792,734	32,860,454
Basic and diluted net increase in share holders’ equity resulting from operations per share:	$0.50	$1.03	$2.39	$0.26

As required by ASC 260-10, the number of shares used to calculate weighted average shares for use in computations on a per share basis have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Merger.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(in thousands, except shares)

(unaudited)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2010:

Six months ended June 30, 2010 (unaudited)
Per Share Data:(a)
Net asset value, beginning of period	$21.24
Net investment income	1.11
Net realized and unrealized gain (loss)	1.28

Net increase (decrease) in net assets resulting from operations	2.39
Effect of dilution	(0.31)
Offering costs	(0.31)
Dividends to shareholders declared	(0.94)

Net asset value, end of period	$22.07

Total return(c)	9.19%
Net assets, end of period	$728,836
Per share market value at end of period	19.26
Shares outstanding end of period	33,030,641
Ratio to average net assets
Expenses without incentive fees(b)	5.12%
Incentive fees	1.26%

Total expenses	6.38%
Net investment income without incentive fees (b)	10.17%

(a)	Calculated using the average shares outstanding method
(b)	Annualized
(c)	Total return = [(ending market price per share – IPO price per share + dividends declared per share) / IPO price per share]

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

Note 13. Related Parties

From July 2006 through approximately the first quarter of 2009, Mr. Gross, the Company’s chairman and chief executive officer, was a partner in Magnetar Capital Partners LP. Mr. Spohler, our chief operating officer together with Solar Capital Partners LLC’s other investment professionals, advised Magnetar Financial LLC (“Magnetar”) on certain investments which coincide with those of Solar Capital. Certain entities affiliated with Magnetar own as of June 30, 2010 and December 31, 2009, either directly or indirectly, approximately 19.61% and 42.84%, respectively, of our outstanding equity.

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(unaudited)

(in thousands, except shares)

Schedule 12-14

Portfolio Company	Investment	As of June 30, 2010 Number of Shares/ Principal Amount	Period ended June 30, 2010		As of June 30, 2010 Fair Value
			Amount of dividends and interest included in income	Amount of equity in net profit and loss
Investments Owned Greater than 25%
National Specialty Alloys, LLC	Equity	1,000,000	$—	$—	$9,000

Total Investments Owned Greater than 25%			$—	$—	$9,000

Investments Owned Greater than 5% and Less than 25%
National Interest Security Corp.	Senior Debt	$—	$3,544	$—	$—
National Interest Security Corp.	Subordinated	$—	4,075	—	—
National Interest Security Corp.	Equity	—	—	—	—
Ark Real Estate Partners LP	Equity	30,672,788	—	—	20,833

Total Investments Owned Greater than 5% and Less than 25%			$7,619	$—	$20,833

The table below represents the balance at the beginning of the period, December 31, 2009 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of June 30, 2010.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2009	Gross additions	Gross reductions	Change in Unrealized Gain (Loss)	Fair Value as of June 30, 2010
National Specialty Alloys, LLC	$9,000	$—	$—	$—	$9,000
National Interest Security Corp.	26,152	—	(24,740)	(1,412)	—
National Interest Security Corp.	31,303	—	(30,230)	(1,073)	—
National Interest Security Corp.	16,293	—	(2,126)	(14,167)	—
Ark Real Estate Partners LP	19,675	2,667	—	(1,509)	20,833

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

On February 9, 2010, Solar Capital Ltd. priced its initial public offering (the “IPO”) selling 5.68 million shares, including the underwriters’ over-allotment, at a price of $18.50 per share. Net of underwriting fees the Company raised a total of $97.7 million and its shares began to trade on the NASDAQ Global Select Market under the ticker “SLRC”. In addition, Solar Capital Ltd. sold 0.60 million shares at $18.50 in a concurrent private placement to management.

Immediately prior to our initial public offering, through a series of transactions Solar Capital LLC merged with and into Solar Capital Ltd., leaving Solar Capital Ltd. as the surviving entity (the “Solar Capital Merger”). Solar Capital Ltd. issued an aggregate of approximately 26.65 million shares of common stock and $125 million in senior unsecured notes (“Senior Unsecured Notes”) to the existing Solar Capital LLC unit holders in connection with the Solar Capital Merger. Solar Capital LLC, a Maryland limited liability company, was formed in February 2007 and conducted a private placement of units of membership interest (“units”) in March 2007. Solar Capital Ltd. had no assets or operations prior to completion of the Solar Capital Merger and as a result, the historical books and records of Solar Capital LLC have become the books and records of the surviving entity.

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

As of June 30, 2010, our long term investments totaled $819.3 million and our net asset value was $728.8 million. Our portfolio was comprised of debt and equity investments in 33 portfolio companies and our income producing assets, which represented 92.4% of our total portfolio, had a weighted average annualized yield on fair value of approximately 14.1%.

Recent Developments

Dividend

On August 3, 2010, our board of directors declared a quarterly dividend of $0.60 per share payable on October 4, 2010 to holders of record as of September 17, 2010. We expect the dividend to be paid from taxable earnings with specific tax characteristics reported to stockholders after the end of the calendar year.

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

At June 30, 2010 the fair value of investments classified as Level 3 was $665.2 million or 72.6% of total assets. There were no investments transferred into Level 3 during the first or second quarter of 2010. During the second quarter of 2010, two investments with a total market value of $98.0 million were transferred from Level 3 to Level 2 due to the reliability of broker quotes for these assets resulting from increased market liquidity.

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

Portfolio Investments

At June 30, 2010, we had investments in securities of 33 portfolio companies with a total fair value of approximately $819.3 million compared to investments in securities of 36 portfolio companies with a total fair value of approximately $863.1 million at December 31, 2009. At June 30, 2010, we had investments in debt and preferred securities of 27 portfolio companies, totaling approximately $771.0 million, and equity investments in 9 portfolio companies, totaling approximately $48.3 million. At December 31, 2009, we had investments in debt and preferred securities of 31 portfolio companies, totaling approximately $805.5 million, and equity investments in 10 portfolio companies, totaling approximately $57.6 million.

During the three months ended June 30, 2010, we originated approximately $74.9 million of investments in three new and one existing portfolio company. We also received principal repayments of approximately $85.7 million and sold securities in one portfolio company for approximately $2.9 million. During the three months ended June 30, 2009, we invested approximately $91.3 million in three existing and two new portfolio companies, had approximately $27.8 million in principal repayments in five portfolio companies, and sold securities in six portfolio companies for approximately $12.6 million.

During the six months ended June 30, 2010, we originated approximately $109.6 million of investments in four new and one existing portfolio company. We also received principal repayments of approximately $180.8 million and sold securities in four portfolio companies for approximately $23.5 million. During the six months ended June 30, 2009, we invested approximately $93.7 million in four existing and two new portfolio companies, had approximately $28.0 million in principal repayments in five portfolio companies, and sold securities in seven portfolio companies for approximately $21.5 million.

For the three months ended June 30, 2010 we had net unrealized and realized gains on 18 portfolio company investments totaling approximately $9.3 million, which was offset by net unrealized and realized losses on 16 portfolio company investments totaling approximately $13.5 million. For the three months ended June 30, 2009 we had net unrealized and realized gains on 27 portfolio company investments totaling approximately $70.2 million, which was offset by net unrealized and realized losses on 13 portfolio company investments totaling approximately $38.7 million.

For the six months ended June 30, 2010 we had net unrealized and realized gains on 27 portfolio company investments totaling approximately $44.5 million, which was offset by net unrealized and realized losses on 11 portfolio company investments totaling approximately $11.5 million. For the six months ended June 30, 2009 we had net unrealized and realized gains on 27 portfolio company investments totaling approximately $83.7 million, which was offset by net unrealized and realized losses on 16 portfolio company investments totaling approximately $97.5 million.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2010 and December 31, 2009:

	June 30, 2010 (unaudited)		December 31, 2009
(in thousands)	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$188,163	$184,143	$170,896	$163,499
Subordinated Debt/Corporate Notes	656,792	586,854	778,163	641,992
Preferred Equity	39	42	39	40
Common Equity/Partnership Interests/Warrants	114,431	48,265	114,890	57,609

Total	$959,425	$819,304	$1,063,988	$863,140

As of June 30, 2010, the weighted average yield on income producing investments in our portfolio was approximately 14.1%, compared to 14.8% at December 31, 2009. The decrease in yield during the first six months of 2010 was primarily due to the increase in fair value and repayment of assets since December 2009.

As of June 30, 2010, there was one investment on non-accrual status with a market value of zero. In addition we had two assets, with a total market value of $14.1 million, that were performing but cash interest payments have been applied as principal payments (“cost-recovery assets”), rather than being included in interest income because management believes, at this time, it is unlikely there will be full repayment of principal. Of the non-accrual assets at December 31, 2009, assets of two portfolio companies were sold prior to the IPO and the third was exchanged for equity of the portfolio company in a restructuring.

Results of Operations for the Quarter Ended June 30, 2010 compared to the Quarter Ended June 30, 2009

Revenue

	Three Months Ended June 30,		% Change
	(unaudited)
	2010	2009
	(in thousands)
Investment income	$28,284	$25,252	12%

The increase in investment income for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to prepayment premiums and the accelerated amortization of fees resulting from debt assets repaying during the second quarter of 2010, partially offset by a lower average invested balance, lower average LIBOR rates, and interest not recognized on non-accrual and cost-recovery assets. Three month LIBOR rates fell below 0.25% preceding the second quarter of 2010 compared to 1.22% heading into the second quarter of 2009.

Expenses

	Three Months Ended June 30,		% Change
	(unaudited)
	2010	2009
	(in thousands)
Performance-based incentive fee	$4,431	$4,002	11%
Investment advisory and management fees	3,792	4,025	(6)%
Interest and other credit facility expenses	3,646	298	1123%
Administrative service fee	258	429	(40)%
Other general and administrative expenses	937	722	30%

Total operating expenses	$13,064	$9,476	38%

The performance-based incentive fee, which is calculated as a percentage of net investment income above a certain hurdle rate, was higher for the three months ended June 30, 2010 primarily due to higher investment income, partially offset by increased interest and other credit facility expenses. Investment advisory and management fees, which are calculated based on average gross assets, were lower during the three months ended June 30, 2010 primarily due to lower average gross assets during the second quarter of 2010 compared to the second quarter of 2009.

Interest and other credit facility expenses for the three months ended June 30, 2010 were higher than the comparable period in 2009 primarily due to higher average debt balances outstanding, higher loan fee amortization expenses and higher unused facility fees.

Administrative service fees were lower during the second quarter of 2010 because the second quarter of 2009 included costs related to pre-IPO private fund administration and reporting. Other general and administrative expenses were higher during the second quarter of 2010 due to increased post-IPO insurance costs and bank custody fees.

Net Realized and Unrealized Gains and Losses

	Three Months Ended June 30,
	(unaudited)
	2010	2009
	(in thousands)
Net realized (loss) on investments	$(481)	$(53,266)
Net realized gain (loss) on forward contracts	8,196	(16,778)
Net realized (loss) on foreign currency exchange	(5)	(438)
Net unrealized gain (loss) on investments	(3,703)	84,933
Net unrealized gain (loss) on forward contracts	(2,555)	3,011
Net unrealized gain (loss) on foreign currency exchange	(104)	437

Total realized and unrealized gain	$1,348	$17,899

Total realized and unrealized gain was $1.3 million for the second quarter of 2010 compared to $17.9 million for the same period in 2009. The combined net gain during the second quarter of 2010 was primarily due to continued credit improvement in the portfolio as well as realizations in excess of prior valuations. The net gain during the second quarter of 2009 was primarily due to certain asset valuations that were beginning to recover from technical recession lows. We analyze this section on a combined basis because offsets may exist in the individual line items due to foreign exchange fluctuations and movements from unrealized to realized.

Our investments denominated in Euro, British Pounds and Australian dollars are converted into U.S. dollars at the balance sheet date, and as such, we are exposed to movements in exchange rates. To limit our exposure to movements in foreign currency exchange rates we enter into foreign exchange forward contracts or borrow in foreign currencies under our multi-currency revolving credit facility. For the second quarter of 2010 the total net realized and unrealized gain on forward contracts and foreign currency exchange was $5.5 million compared to a loss of $13.8 million for the same line items in the second quarter of 2009. This was due to the strengthening of the U.S. dollar during the first quarter 2010 compared to weakening during the same period in 2009.

Results of Operations for the Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

Revenue

	Six Months Ended June 30,		% Change
	(unaudited)
	2010	2009
	(in thousands)
Investment income	$63,594	$53,429	19%

The increase in investment income for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to prepayment premiums and the accelerated amortization of fees resulting from debt assets repaying during the first half of 2010, partially offset by a lower average invested balance and lower average LIBOR rates, and interest not recognized on non-accrual and cost-recovery assets. Three month LIBOR rates fell below 0.25% preceding the first quarter of 2010 compared to rates near 1.5% heading into the first quarter of 2009.

Expenses

	Six Months Ended June 30,		% Change
	(unaudited)
	2010	2009
	(in thousands)
Performance-based incentive fee	$8,797	$8,075	9%
Investment advisory and management fees	9,071	8,299	9%
Interest and other credit facility expenses	6,597	1,029	541%
Administrative service fee	711	1,033	(31)%
Other general and administrative expenses	2,006	1,643	22%

Total operating expenses	$27,182	$20,079	35%

The performance-based incentive fee was higher for the six months ended June 30, 2010 primarily due to higher investment income resulting from prepayment premiums received and accelerated amortization of fees as a result of debt assets repaying before maturity. Investment advisory and management fees, which are calculated based on average gross assets, were higher during the six months ended June 30, 2010 compared to the same period in 2009 due to higher average gross assets during the six months ended June 30, 2010 compared to the same period in 2009.

Interest and other credit facility expenses were higher for the six months ended June 30, 2010 primarily due to higher average debt balances outstanding during the period, including the newly issued Senior Unsecured Notes, higher loan fee amortization expenses, related to the establishment of the Senior Unsecured Notes and credit facility amendments, and higher unused facility fees.

Administrative service fees were lower during the first half of 2010 because the first half of 2009 included costs related to pre-IPO private fund administration and reporting. Other general and administrative expenses were higher during the first half of 2010 due to increased post-IPO insurance costs and bank custody fees.

Net Realized and Unrealized Gains and Losses

	Six Months Ended June 30,
	(unaudited)
	2010	2009
	(in thousands)
Net realized (loss) on investments	$(27,812)	$(75,922)
Net realized gain (loss) on forward contracts	9,748	(7,830)
Net realized gain (loss) on foreign currency exchange	3,531	(467)
Net unrealized gain on investments	60,808	62,101
Net unrealized (loss) on forward contracts	(3,326)	(2,689)
Net unrealized gain (loss) on foreign currency exchange	(708)	29

Total realized and unrealized gain (loss)	$42,241	$(24,778)

The combination of the net realized and unrealized gains or losses resulted in a net gain of $42.2 million for the six months ended June 30, 2010 compared to a net loss of $24.8 million for the same period in 2009. The net gain for the six months ended June 30, 2010 was primarily due to increases in the fair value of our portfolio assets during the period as well as realizations in excess of prior valuations. The net increase in the fair value of our portfolio assets was primarily due to continued credit improvement in the portfolio, the tightening of credit spreads in the high yield market and portfolio realizations. The net loss during the six months ended June 30, 2009 was primarily due to overall weakening in the economy during the period resulting in lower portfolio asset values. We analyze this section on a combined basis because offsets may exist in the individual line items due to foreign exchange fluctuations and movements from unrealized to realized.

Our investments denominated in Euro, British Pounds and Australian dollars are converted into U.S. dollars at the balance sheet date, and as such, we are exposed to movements in exchange rates. To limit our exposure to movements in foreign currency exchange rates we enter into foreign exchange forward contracts or borrow in foreign currencies under our multi-currency revolving credit facility. For the six months ended June 30, 2010 the total net realized and unrealized gain on forward contracts and foreign currency exchange was $9.2 million compared to a loss of $10.9 million for the same line items for the six months ended June 30, 2009. This is due to a greater relative strengthening of the U.S. dollar during the six months ended June 30, 2010 compared to the same period in 2009.

Liquidity and Capital Resources

The Company’s liquidity is generated and generally available through its multi-currency $355 million revolving credit facility maturing in February 2013, from cash flows from operations, investment sales of liquid assets, repayments of senior and subordinated loans, income earned on investments and cash equivalents, and we expect through periodic follow-on equity offerings. On February 9, 2010, Solar Capital Ltd. priced its initial public offering selling 5.68 million shares, including the underwriters over-allotment, at a price of $18.50 per share. Net of underwriting fees the Company raised a total of $97.7 million and its shares began to trade on the NASDAQ Global Select Market under the ticker “SLRC”. In addition, Solar Capital Ltd. sold 0.60 million shares at $18.50 in a concurrent private placement to management. The primary use of our liquidity is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

At June 30, 2010 and December 31, 2009, we had cash and cash equivalents of approximately $68.8 million and $5.7 million, respectively. Cash provided by operating activities for the six months ended June 30, 2010 and 2009 was approximately $125.6 million and $16.5 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

Credit Facility and Senior Unsecured Notes

Credit Facility. On February 12, 2010, Solar Capital Ltd. amended and restated Solar Capital LLC’s $250 million Senior Secured Revolving Credit Facility (the “Credit Facility”), extending the maturity to February 2013 and increasing the total commitments under the facility to $270 million. Per the amended agreement, borrowings bear interest at a rate per annum equal to the base rate plus 3.25% or the alternate base rate plus 2.25%. The commitment fee on unused balances is 0.375%. The amendment also reduced the advance rates permitted on certain asset types and placed limitations on the secured borrowing amount. On May 26, 2010, the Credit Facility was amended to remove the limitations on the secured borrowing and increase the advance rates permitted on certain asset types. Total commitments under the Credit Facility have been increased to $355 million as a result of the addition of two new lenders on May 12, 2010 and June 23, 2010. The facility size may be increased up to $600 million with additional new lenders or the increase in commitments of current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change of control. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum debt to total assets ratio.

Senior Unsecured Notes. In February 2010, as a component of the Solar Capital Merger, Solar Capital Ltd. issued $125 million of Senior Unsecured Notes. The Senior Unsecured Notes mature in February 2014 and have a coupon of 8.75%, payable quarterly in cash beginning May 1, 2010. The Senior Unsecured Notes are redeemable at any time, in whole or in part, at a price of 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Further, we must use the net cash proceeds from the issuance of any other senior notes either to redeem or make an offer to purchase the outstanding Senior Unsecured Notes at a price of 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. The Senior Unsecured Notes subject us to customary covenants, including, among other things, (i) a requirement to maintain an “asset coverage ratio” of at least 2.00 to 1.00; (ii) a requirement that in the event of a “change of control” (as defined in the agreement governing the Senior Unsecured Notes) we will be required to offer to repurchase the Senior Unsecured Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase; and (iii) a restriction on incurring any debt on a junior lien basis, or any debt that is contractually subordinated in right of payment to any other debt unless it is also subordinated to the Senior Unsecured Notes on substantially identical terms. The agreement under which the Senior Unsecured Notes have been issued contains customary events of default.

Certain covenants may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2010:

	Payments Due by Period
	(unaudited)
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Senior secured revolving credit facility(1)	$—	$—	$—	$—	$—
Senior Unsecured Notes	$125.0	$—	$—	$125.0	$—

(1)	As of June 30, 2010, we had $355.0 million of unused borrowing capacity under our credit facility.

We have certain commitments pursuant to our Investment Advisory and Management Agreement entered into with Solar Capital Partners, LLC (“Solar Capital Partners”). We have agreed to pay a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. Payments under the Investment Advisory and Management Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. We have also entered into a contract with Solar Capital Management LLC, (“Solar Capital Management”) to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Solar Capital Management’s overhead in performing its obligation under the agreement, including rent, fees, and other expenses inclusive of our allocable portion of the compensation of our chief financial officer and any administrative staff.

Off-Balance Sheet Arrangements

In the normal course of our business, we trade various financial instruments and may enter into various investment activities with off-balance sheet risk, which include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities.

Borrowings

We had borrowings of $125.0 million and $88.1 million outstanding as of June 30, 2010 and December 31, 2009, respectively.

Distributions and Dividends

On August 3, 2010, our board of directors declared a quarterly dividend of $0.60 per share payable on October 4, 2010 to holders of record as of September 17, 2010. For the three and six months ended June 30, 2010, declared dividends to stockholders totaled $0.60 per share or $19.8 million and $0.94 per share or $31.0 million, respectively. The $0.34 dividend declared during the first quarter of 2010 was a $0.60 dividend prorated for the number of days that remained in the quarter after our initial public offering. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our board of directors.

We intend to elect to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute net realized capital gains (net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

•	We have entered into a license agreement with Solar Capital Partners, pursuant to which Solar Capital Partners has granted us a non-exclusive, royalty-free license to use the name “Solar Capital.”

•	Certain entities affiliated with Magnetar Financial LLC own as of August 3, 2010, approximately 19.61% of our outstanding shares of common stock.

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

We are subject to financial market risks, including changes in interest rates. During the three months ended June 30, 2010, certain of the loans in our portfolio had floating interest rates. Interest rates on these loans are typically based on floating LIBOR and reset to current market rates every one to six months. As we increase our investments in mezzanine and other subordinated loans we expect that our portfolio will have an increased percentage of fixed rate assets. A change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended June 30, 2010, we did not engage in interest rate hedging activities.

The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at June 30, 2010 and interest expense is calculated based on our borrowings of $125 million on the fixed rate Senior Unsecured Notes as of June 30, 2010. We had no outstanding borrowings under the floating rate Credit Facility as of June 30, 2010 and therefore the interest expense calculations below do not change with the hypothetical changes in interest rates. The base interest rate case assumes the rates on our portfolio investments remain as they were on June 30, 2010. All of the hypothetical calculations are based on a model of our portfolio for the twelve months subsequent to June 30, 2010 and assume no change to any input other than the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(0.34)%
Base Interest Rate	0.00%
+100 Basis Points	1.37%
+200 Basis Points	2.94%

We have exposure to foreign currencies (Euro, British Pounds and Australian dollars) through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in exchange rates. To limit our exposure to fluctuations in exchange rates, we enter into foreign exchange forward contracts or borrow in those currencies under our multi-currency revolving credit facility. Our foreign currency exchange contracts are short term contracts that are continuously rolled forward to hedge the longer term portfolio investments. The table below presents our exchange rate sensitive assets and liabilities as of June 30, 2010:

	Australian Dollar	Euro	Pounds Sterling
Portfolio Investments (Long) (unaudited)
Par Amount, Fair Value for Equity (in Currency in millions)	29.9	26.3	35.7
Par Amount, Fair Value for Equity ($ in millions)	$25.1	$32.2	$53.3
Fair Value ($ in millions)	$23.6	$22.1	$42.9

Forward Contracts (Short) (unaudited)
Notional Amount (in Currency in millions)	30.2	17.9	36.3
Contractual Exchange Rate	0.815	1.195	1.447
Contract Amount ($ in millions)	$24.6	$21.4	$52.5
Fair Value ($ in millions)	$(0.8)	$(0.5)	$(1.7)

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2010 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2010 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in unregistered sales of equity securities during the three months ended June 30, 2010, we issued a total of 102,384 shares of common stock under the dividend reinvestment plan. This issuance was not subject to the registration requirements under the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $22.34 per share.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2010.

SOLAR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ NICHOLAS RADESCA
Nicholas Radesca
Chief Financial Officer
(Principal Financial and Accounting Officer)