Form 10-Q
period 2010-09-30
Solar Capital Ltd.
filed 2010-11-02
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2010

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 2, 2010 was 33,270,844.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the Company) as of September 30, 2010, and the related consolidated statements of operations for the three and nine-month periods ended September 30, 2010 and 2009, changes in net assets for the nine-month period ended September 30, 2010 and cash flows for the nine-month periods ended September 30, 2010 and 2009, and the financial highlights (included in Note 11) for the nine-month period ended September 30, 2010. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital LLC as of December 31, 2009, and the related consolidated statement of changes in net assets for the year ended December 31, 2009 and we expressed an unqualified opinion on them in our report dated March 1, 2010.

/s/ KPMG LLP
New York, New York November 2, 2010

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except shares)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Investments at value:
Companies more than 25% owned (cost: $10,000 and $10,000, respectively)	$10,000	$9,000
Companies 5% to 25% owned (cost: $34,806 and $85,102, respectively)	24,966	93,423
Companies less than 5% owned (cost: $986,352 and $968,886, respectively)	871,013	760,717

Total investments (cost: $1,031,158 and $1,063,988, respectively)	905,979	863,140
Cash and cash equivalents	334,375	5,675
Receivable for investments sold	10,204	—
Interest and dividends receivable	9,408	7,547
Deferred borrowing costs	4,940	914
Fee revenue receivable	4,573	5,824
Deferred offering costs	—	1,478
Derivative assets	—	294
Prepaid expenses and other receivables	858	549

Total Assets	1,270,337	885,421

Liabilities
Payable for investment purchased	38,490	—
Credit facility payable	300,000	88,114
Term loan payable	35,000	—
Senior unsecured notes payable	125,000	—
Dividends payable	19,901	—
Distributions payable	—	75,136
Due to Solar Capital Partners LLC:
Investment advisory and management fee payable	4,607	8,663
Performance-based incentive fee payable	3,887	8,517
Deferred fee revenue	1,790	3,532
Interest payable	1,969	153
Derivative liabilities	3,725	25
Due to Solar Capital Management LLC	727	912
Income taxes payable	801	535
Other accrued expenses and payables	1,843	1,931

Total Liabilities	537,740	187,518

Net Assets
Partners’ capital	—	697,903
Common stock, par value $0.01 per share 33,168,872 shares issued and outstanding	331	—
Paid in capital in excess of par	670,783	—
Distributions in excess of net investment income	(5,002)	—
Accumulated net realized gain	646	—
Net unrealized appreciation	65,839	—

Total Net Assets	$732,597	$697,903

Number of shares outstanding	33,168,872	32,860,454
Net Asset Value Per Share	$22.09	$21.24

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
Interest and dividends:
Companies more than 25% owned	$300	$—	$300	$—
Companies 5% to 25% owned	—	2,320	7,619	6,877
Other interest and dividend income	29,103	25,465	85,078	74,337

Total interest and dividends	29,403	27,785	92,997	81,214

Total investment income	29,403	27,785	92,997	81,214

EXPENSES:
Investment advisory and management fees	4,607	4,273	13,404	12,348
Performance-based incentive fee	3,887	4,096	12,958	12,395
Interest and other credit facility expenses	3,943	536	10,540	1,565
Administrative service fee	387	479	1,098	1,512
Other general and administrative expenses	972	1,947	2,978	3,590

Total operating expenses	13,796	11,331	40,978	31,410

Net investment income before income tax expense	15,607	16,454	52,019	49,804

Income tax expense (benefit)	56	71	191	227

Net investment income	15,551	16,383	51,828	49,577

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FORWARD CONTRACTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments:
Companies more than 25% owned	—	(30)	—	(30)
Companies 5% to 25% owned	—	—	16,397	—
Companies less than 5% owned	(24)	(151,239)	(44,233)	(227,161)

Net realized loss on investments	(24)	(151,269)	(27,836)	(227,191)
Forward contracts	(8,832)	(1,844)	916	(9,674)
Foreign currency exchange	—	(284)	3,531	(751)

Net realized loss	(8,856)	(153,397)	(23,389)	(237,616)

Net change in unrealized gain (loss):
Investments:
Companies more than 25% owned	1,000	(800)	1,000	(3,900)
Companies 5% to 25% owned	(81)	613	(18,161)	2,828
Companies less than 5% owned	14,023	176,026	92,911	239,012

Net change unrealized gain on investments	14,942	175,839	75,750	237,940
Forward contracts	(669)	1,726	(3,995)	(963)
Foreign currency exchange	41	(1,987)	(667)	(1,958)

Net change in unrealized gain	14,314	175,578	71,088	235,019

Net realized and unrealized gain (loss) on investments, forward contracts and foreign currencies	5,458	22,181	47,699	(2,597)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$21,009	$38,564	$99,527	$46,980

Earnings per share (see note 10)	$0.63	$1.17	$3.02	$1.43

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Nine months ended September 30, 2010	Year ended December 31, 2009
	(unaudited)
Increase (Decrease) in net assets resulting from operations:
Net investment income	$51,828	$67,262
Net realized loss	(23,389)	(264,898)
Net change in unrealized gain	71,088	284,572

Net increase in net assets resulting from operations	99,527	86,936

Dividends and distributions declared	(50,915)	(241,706)

Capital transactions:
Proceeds from shares sold	116,198	—
Common stock offering costs	(10,047)	—
Senior notes issued in Solar Capital Merger	(125,000)	—
Reinvestment of dividends	4,931	—

Net decrease in net assets resulting from capital transactions	(13,918)	—

Net increase (decrease) in net assets	34,694	(154,770)
Net assets at beginning of period	697,903	852,673

Net assets at end of period	$732,597	$697,903

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except shares)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net increase in net assets from operations	$99,527	$46,980
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Net realized loss from investments	27,836	227,191
Net realized gain from foreign currency exchange on borrowings	(3,536)	—
Net change in unrealized gain on investments	(75,750)	(237,940)
Net change in forward contracts	3,995	964
(Increase) decrease in operating assets:
Purchase of investment securities	(217,663)	(124,675)
Proceeds from disposition of investment securities	222,738	111,245
Receivable for investments sold	(10,204)	(7,256)
Interest and dividends receivable	(1,861)	1,625
Deferred borrowing costs	(4,026)	321
Fee revenue receivable	1,251	(294)
Deferred offering costs	1,478	(266)
Foreign tax receivable	—	101
Withholding tax receivable	—	(3,106)
Prepaid expenses and other receivables	(309)	(529)
Increase (decrease) in operating liabilities:
Payable for investments purchased	38,490	—
Investment advisory and management fee payable	(4,056)	(1,021)
Performance-based incentive fee payable	(4,630)	(1,409)
Deferred fee revenue	(1,742)	(652)
Interest payable	1,816	346
Due to Solar Capital Management LLC	(185)	(257)
Income taxes payable	266	(953)
Other accrued expenses and payables	(88)	1,370

Net Cash Provided by Operating Activities	73,347	11,785

Cash Flows from Financing Activities:
Proceeds from shares sold	116,198	—
Common stock offering costs	(10,047)	—
Cash dividends paid	(26,083)	—
Cash distributions paid	(75,136)	(85,198)
Proceeds from borrowings on the term loan	35,000	—
Proceeds from borrowings on credit facility	394,000	142,483
Repayments of borrowings on credit facility	(178,579)	(116,900)

Net Cash Used in Financing Activities	255,353	(59,615)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	328,700	(47,830)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,675	65,841

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$334,375	$18,011

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,773	$128
Cash paid for income taxes	$18	$1,180
Non-cash financing activity:
Distributions payable	$—	$81,508
Dividends payable	$19,901	$—
Reinvestment of dividends	$4,931	$—
Issuance of Senior Notes	$125,000	$—

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2010

(in thousands, except shares)

(unaudited)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans - 20.5%
Asurion Corporation	Insurance	6.76	7/3/2015	$52,000	$51,951	$49,849
Classic Cruises Holdings (5)	Leisure, Motion Pictures, Entertainment	10.11	1/31/2015	26,000	25,446	22,750
Emdeon Business Services LLC	Healthcare, Education, and Childcare	5.26	5/16/2014	15,000	15,093	14,595
Fulton Holding Corp	Retail Stores	13.83	5/28/2016	35,000	33,916	35,000
Ram Energy Resources, Inc.	Oil & Gas	12.75	11/29/2012	13,098	13,055	12,312
Roundy’s Supermarkets, Inc.	Grocery	10.00	4/16/2016	22,000	21,594	22,433
ViaWest, Inc.	Personal, Food and Misc. Services	13.50	5/20/2016	29,639	28,797	28,750

Total Bank Debt/Senior Secured Loans				$192,737	$189,852	$185,689

Subordinated Debt/Corporate Notes - 73.0%
Ares Capital Corporation	Finance	6.00	4/1/2012	$15,393	$11,534	$15,662
Ares Capital Corporation	Finance	6.63	7/15/2011	14,500	11,603	14,790
Adams Outdoor Advertising	Diversified / Conglomerate Service	13.50	6/20/2011	40,000	39,681	37,600
Adams Outdoor Advertising	Diversified / Conglomerate Service	10.88	6/20/2011	17,237	17,312	15,910
AMC Entertainment Holdings, Inc.	Leisure, Motion Pictures, Entertainment	5.29	6/13/2012	25,390	25,189	22,343
Booz Allen	Aerospace & Defense	13.00	7/31/2016	36,355	35,785	37,173
Direct Buy Inc.	Home and Office Furnishing, Consumer Products	16.00	5/30/2013	37,714	37,325	34,263
DS Waters	Beverage, Food, and Tobacco	14.00	4/24/2012	110,514	109,877	108,304
Earthbound	Farming & Agriculture	15.25	7/20/2016	40,000	39,000	40,400
Fleetpride Corporation	Cargo Transport	11.50	10/1/2014	43,000	43,126	40,528
FreedomRoads	Automobile	16.00	6/20/2011	27,500	27,346	26,758
Grakon, LLC (12)	Machinery	14.00	6/19/2013	20,815	18,620	5,101
Iglo Birds Eye Group Limited (3)(4)	Beverage, Food, and Tobacco	11.79	11/3/2016	5,073	5,001	5,050
Iglo Birds Eye Group Limited (3)(4)	Beverage, Food, and Tobacco	11.32	11/3/2016	12,299	15,077	12,375
Magnolia River, LLC	Hotels, Motels, Inns & Gaming	14.00	4/28/2014	19,064	18,468	17,635
Midcap Financial Intermediate Holdings, LLC (18)	Banking	14.25	7/9/2015	75,000	73,153	73,125
ProSieben Sat.1 Media AG (3)(8)	Broadcasting & Entertainment	8.14	3/6/2017	21,484	19,383	13,037
Rug Doctor L.P.	Personal, Food and Misc. Services	14.95	10/31/2014	49,346	47,354	46,879
Seven Media Group Pty Limited (3)	Broadcasting & Entertainment	11.18	12/29/2013	19,573	16,328	18,888
Seven Media Group Pty Limited (3)	Broadcasting & Entertainment	12.00	12/29/2013	7,420	5,283	6,601
Shoes for Crews, LLC	Textiles and Leather	13.75	7/23/2016	15,650	15,233	15,220
Tri-Star Electronics International, Inc.	Aerospace & Defense	15.25	8/2/2013	22,761	22,660	19,802
Wastequip, Inc. (12)	Containers, Packaging and Glass	13.00	2/5/2015	16,475	14,401	—
Weetabix Group (3)(7)	Beverage, Food, and Tobacco	10.53	9/14/2016	14,697	17,088	11,390
Weetabix Group (3)(7)	Beverage, Food, and Tobacco	9.96	5/7/2017	29,939	36,878	22,455

Total Subordinated Debt/Corporate Notes				$737,199	$722,705	$661,289

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

September 30, 2010

(in thousands, except shares)

(unaudited)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Preferred Equity - 0.1%
Wyle Laboratories	Aerospace & Defense	8.00	7/17/2015	$387	$39	$42

Total Preferred Equity				$387	$39	$42

Common Equity / Partnership Interests / Warrants - 6.4%
Ark Real Estate Partners LP (9)(11)	Real Estate			34,806,121	$34,806	$24,966
Direct Buy Inc.	Home and Office Furnishing, Consumer Products			5,000,000	5,000	2,500
Global Garden Products (3)(6)	Farming & Agriculture			146,983	—	—
Grakon, LLC	Machinery			1,714,286	1,714	—
Great American Group Inc. (13)	Personal, Food and Misc. Services			572,800	2,681	258
Great American Group Inc. (14)	Personal, Food and Misc. Services			187,500	3	84
Great American Group Inc. (15)	Personal, Food and Misc. Services			125,000	—	—
National Specialty Alloys, LLC(10)	Mining, Steel, Iron, and Nonprecious Metals			1,000,000	10,000	10,000
Nuveen Investments, Inc.	Finance			3,000,000	30,000	6,000
NXP Semiconductors N.V. (16)	Electronics			1,139,081	31,057	12,251
NXP Semiconductors N.V. (17)	Electronics			12,058	—	—
Seven Media Group Pty Limited (3)	Broadcasting & Entertainment			4,285,714	3,301	2,900

Total Common Equity/Partnerships Interests / Warrants					$118,562	$58,959

Total Investments					$1,031,158	$905,979

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act. Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2010.
(3)	The following entities are domiciled outside the United States and the investments are denominated in either Euro, British Pounds or Australian Dollars: Iglo Birds Eye Group Limited, Global Garden Products and Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; and Seven Media Group Pty Limited in Australia. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s investments in Iglo Birds Eye Group Limited are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital Ltd.’s investments in Classic Cruises Holdings are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital Ltd.’s investments in Global Garden Products are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Solar Capital Ltd.’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(8)	Solar Capital Ltd.’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(9)	Solar Capital Ltd. has an unfunded commitment of $9,946.
(10)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	Investment is on non-accrual status
(13)	Common Shares
(14)	Founders Shares
(15)	Contingent Founders Shares
(16)	Common Stock
(17)	Administrative agent to NXP management equity plan
(18)	Includes an unfunded commitment of $35,000.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

September 30, 2010

(unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2010
Beverage, Food, and Tobacco	18%
Personal, Food and Misc. Services	8%
Banking	8%
Aerospace & Defense	6%
Diversified / Conglomerate Service	6%
Insurance	6%
Leisure, Motion Pictures, Entertainment	5%
Broadcasting & Entertainment	5%
Cargo Transport	4%
Farming & Agriculture	4%
Home and Office Furnishing, Consumer Products	4%
Finance	4%
Retail Stores	4%
Automobile	3%
Real Estate	3%
Grocery	2%
Hotels, Motels, Inns & Gaming	2%
Textiles and Leather	2%
Healthcare, Education, and Childcare	2%
Oil & Gas	1%
Electronics	1%
Mining, Steel, Iron, and Nonprecious Metals	1%
Machinery	1%

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

September 30, 2010

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

September 30, 2010

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the nine months ended September 30, 2010, there was no U.S. Federal excise tax accrued.

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

Dividends – Dividends and distributions to common stockholders are recorded on the ex-dividend date. Quarterly dividend payments are determined by the Board and are generally based upon taxable earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment.

We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend. While we generally use newly issued shares to implement the plan (especially if our shares are trading at a premium to net asset value), we may purchase shares in the open market in connection with our obligations under the plan. In particular, if our shares are trading at a significant enough discount to net asset value and we are otherwise permitted under applicable law to purchase such shares, we intend to purchase shares in the open market in connection with our obligations under our dividend reinvestment plan.

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

September 30, 2010

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

Note 3. Investments

Investments consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30 2010 (unaudited)		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
Bank Debt / Senior Secured Loans	$189,852	$185,689	$170,896	$163,499
Subordinated Debt / Corporate Notes	722,705	661,289	778,163	641,992
Preferred Equity	39	42	39	40
Common Equity / Partnership Interests / Warrants	118,562	58,959	114,890	57,609

Total	$1,031,158	$905,979	$1,063,988	$863,140

As of September 30, 2010, the Company had two investments on non-accrual status with a total market value of $5.1 million.

As of December 31, 2009, the Company had three investments on non-accrual status with a total market value of zero.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in thousands, except shares)

(unaudited)

Note 5. Derivatives

The Company is exposed to foreign exchange risk through its investments denominated in foreign currencies. The Company mitigates this risk through the use of foreign currency forward contracts. As an investment company, all changes in the fair value of assets, including changes caused by foreign currency fluctuation, flow through current earnings. The forward contracts serve as an economic hedge with their realized and unrealized gains and losses also recorded in current earnings. The Company has no derivatives designated as hedging instruments. During the nine months ended September 30, 2010, the Company entered into 59 foreign currency forward contracts with durations of 1 month and an average U.S. dollar value of $25,440. During the year ended December 31, 2009, the Company entered into 81 foreign currency forward contracts with durations of 1 to 3 months and an average U.S. dollar value of $29,757.

As of September 30, 2010, there were three open forward foreign currency contracts denominated in Euro, Australian Dollar and British Pounds, all of which terminate on October 8, 2010. As of December 31, 2009, there were nine open forward foreign currency contracts denominated in Euro, Australian Dollar and British Pounds, six of which terminated on January 15, 2010 and three of which terminated on February 16, 2010. At September 30, 2010 and December 31, 2009, there was no fixed collateral held by counterparties for the open contracts and no credit-related contingent features associated with any of the open forward contracts. The contract details are as follows:

		September 30, 2010			December 31, 2009
		(unaudited)
Purchase:	Counterparty	Local Currency	USD Value	Unrealized appreciation (depreciation)	Local Currency	USD Value	Unrealized appreciation (depreciation)
USD / AUD	SunTrust Bank	30,405	$27,778	$(1,618)	(734)	$658	$1
USD / AUD	SunTrust Bank				734	669	10
USD / AUD	SunTrust Bank				734	655	(1)
USD / EURO	SunTrust Bank	12,611	16,048	(1,151)	(317)	461	(7)
USD / EURO	SunTrust Bank				317	463	10
USD / EURO	SunTrust Bank				6,317	9,185	135
USD / GBP	SunTrust Bank	37,070	57,302	(956)	(825)	1,351	(17)
USD / GBP	SunTrust Bank				825	1,342	8
USD / GBP	SunTrust Bank				6,825	11,165	130

Total			$101,128	$(3,725)		$25,949	$269

The following tables show the fair value and effect of the derivative instruments on the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Operations:

Fair Values of Derivative Instruments
	Derivative Assets
	September 30, 2010 (unaudited)		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments (a)
Foreign exchange contracts	Derivative assets	—	Derivative assets	$294

Total derivative assets		—		$294

	Derivative Liabilities
	September 30, 2010 (unaudited)		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments (a)
Foreign exchange contracts	Derivative liabilities	$3,725	Derivative liabilities	$25

Total derivative liabilities		$3,725		$25

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in thousands, except shares)

(unaudited)

Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives not designated as hedging instruments(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended September 30, 2010 (unaudited)	Three months ended September 30, 2009 (unaudited)	Nine months ended September 30, 2010 (unaudited)	Nine months ended September 30, 2009 (unaudited)
Foreign exchange contracts	Realized gain (loss): Forward contracts	$(8,832)	$(1,844)	$916	$(9,674)
Foreign exchange contracts	Unrealized gain (loss): Forward contracts	(669)	1,726	(3,995)	(963)

Total		$(9,501)	$(118)	$(3,079)	$(10,637)

(a)	See Note 2 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.

Note 6. Borrowing Facility, Senior Unsecured Notes, and Term Loan

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

On September 2, 2010, Solar Capital Ltd. entered into a fully funded $35 million senior secured term loan (the “Term Loan”), which matures in September 2013, bears interest at a rate per annum equal to the base rate plus 3.25%, and has terms substantially similar to our existing revolving credit facility. The Term Loan contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change of control. In addition, the Term Loan contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum debt to total assets ratio.

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

The weighted average annualized interest cost for all borrowings for the nine months ended September 30, 2010 and 2009 was 7.90% and 2.56%, respectively. These costs are exclusive of commitment fees and for other prepaid expenses related to establishing the Credit Facility, Senior Unsecured Notes, and Term Loan. This weighted average annualized interest cost reflects the average interest cost for all outstanding borrowings. The average debt outstanding for the nine months ended September 30, 2010 and for the year ended December 31, 2009 were $136,296 and $29,035, respectively. The maximum amounts borrowed on the Credit Facility during the nine months ended September 30, 2010 and year ended December 31, 2009 were $300,000 and $122,065, respectively. There was $300,000 drawn on the Credit Facility as of September 30, 2010 and $88,114 outstanding as of December 31, 2009. At September 30, 2010 and December 31, 2009, the Company was in compliance with all financial and operational covenants required by the Credit Facility and Senior Unsecured Notes.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in thousands, except shares)

(unaudited)

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

During the third quarter of 2010, one investment with a current market value of $0.3 million was transferred from Level 2 to Level 1, when its listed common stock became freely tradable as restrictions expired.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2010 and December 31, 2009:

Fair Value Measurements

As of September 30, 2010

(unaudited)

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$49,849	$135,840	$185,689
Subordinated Debt / Corporate Notes	—	98,087	563,202	661,289
Preferred Equity	—	—	42	42
Common Equity / Partnership Interests / Warrants	342	12,251	46,366	58,959
Derivative assets – forward contracts	—	—	—	—
Liabilities:
Derivative liabilities – forward contracts	—	3,725	—	3,725

Fair Value Measurements

As of December 31, 2009

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$163,499	$163,499
Subordinated Debt / Corporate Notes	—	65,961	576,031	641,992
Preferred Equity	—	—	40	40
Common Equity / Partnership Interests / Warrants	—	2,488	55,121	57,609
Derivative assets – forward contracts	—	294	—	294
Liabilities:
Derivative liabilities – forward contracts	—	25	—	25

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in thousands, except shares)

(unaudited)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the nine months ended September 30, 2010 and the year ended December 31, 2009, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2010 and December 31, 2009:

The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the period.

Fair Value Measurements Using Level 3 Inputs

As of September 30, 2010

(unaudited)

	Bank Debt/Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/Warrants
Fair value, January 1, 2010	$163,499	$576,031	$40	$55,121
Total gains or losses included in earnings:
Net realized gain (loss)	487	(42,564)	—	15,396
Net change in unrealized gain (loss)	2,099	68,459	2	(10,732)
Purchases, sales, issuances, and settlements (net)	21,455	4,276	—	(11,722)
Transfers out of Level 3	(51,700)	(43,000)	—	(1,697)

Fair value, September 30, 2010	$135,840	$563,202	$42	$46,366

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain:	$3,913	$20,653	$—	$2,435

Fair Value Measurements Using Level 3 Inputs

As of December 31, 2009

	Bank Debt/Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/Warrants
Fair value, January 1, 2009	$97,665	$509,416	$6,145	$67,752
Total gains or losses included in earnings:
Net realized loss	(50,032)	(75,837)	(61,101)	(61,081)
Net change in unrealized gain (loss)	82,880	58,509	54,957	48,941
Purchases, sales, issuances, and settlements (net)	(770)	83,943	39	(491)
Transfers into Level 3	33,756	—	—	—

Fair value, December 31, 2009	$163,499	$576,031	$40	$55,121

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$34,333	$23,128	$2	$(9,480)

The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the year.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in thousands, except shares)

(unaudited)

Note 9. Stockholders’ Equity

The table below illustrates the effect of certain transactions on our capital accounts for the nine months ended September 30, 2010:

	Common Stock		Partners Capital	Paid in Capital in Excess of Par	Distributions in Excess of Net Investment Income	Accumulated Net Realized Gain	Net Unrealized Appreciation	Total Stockholders Equity
	Shares	Par Amount
Balance at December 31, 2009	—	$—	$697,903	$—	$—	$—	$—	$697,903
Solar Capital Merger (1)	26,647,312	266	(697,903)	572,637	—	—	—	(125,000)
Issuances of common stock (2)	6,280,945	63	—	106,088	—	—	—	106,151
Reinvestment of dividends	240,615	2	—	4,929	—	—	—	4,931
Net increase in stockholders’ equity resulting from operations	—	—	—	—	51,828	(23,389)	71,088	99,527
Dividends declared ($1.54 per share)	—	—	—	—	(50,915)	—	—	(50,915)
Permanent tax differences	—	—	—	(12,871)	(5,915)	24,035	(5,249)	—

Balance at September 30, 2010	33,168,872	$331	$—	$670,783	$(5,002)	$646	$65,839	$732,597

(1)	Immediately prior to the initial public offering, through a series of transactions Solar Capital Ltd. merged with Solar Capital LLC, leaving Solar Capital Ltd. as the surviving entity. Solar Capital Ltd. issued an aggregate of approximately 26.65 million shares of common stock and $125 million in Senior Unsecured Notes to the existing Solar Capital LLC unit holders in connection with the Merger.
(2)	On February 9, 2010 Solar Capital Ltd. priced its initial public offering, selling 5.68 million shares, including the underwriters over-allotment, at a price of $18.50 per share. Concurrent with this offering, management purchased an additional 600,000 shares through a private placement, also at $18.50 per share.

Note 10. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase (decrease) in shareholders’ capital per share resulting from operations for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Numerator for basic and diluted earnings per share:	$21,009	$38,564	$99,527	$46,980
Denominator for basic and diluted weighted average share:	33,165,867	32,860,454	32,918,479	32,860,454
Basic and diluted net increase in share holders’ equity resulting from operations per share:	$0.63	$1.17	$3.02	$1.43

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in thousands, except shares)

(unaudited)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2010:

Nine months ended September 30, 2010 (unaudited)
Per Share Data: (a)
Net asset value, beginning of period	$21.24
Net investment income	1.57
Net realized and unrealized gain (loss)	1.45

Net increase (decrease) in net assets resulting from operations	3.02
Effect of dilution	(0.32)
Offering costs	(0.31)
Dividends to shareholders declared	(1.54)

Net asset value, end of period	$22.09

Total return(c)	24.27%
Net assets, end of period	$732,597
Per share market value at end of period	21.45
Shares outstanding end of period	33,168,872
Ratio to average net assets
Expenses without incentive fees (b)	5.21%
Incentive fees	1.79%

Total expenses	7.01%
Net investment income without incentive fees (b)	9.58%

(a)	Calculated using the weighted average shares outstanding method
(b)	Annualized
(c)	Total return = [(ending market price per share – IPO price per share + dividends declared per share) / IPO price per share]

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

Note 13. Related Parties

From July 2006 through approximately the first quarter of 2009, Mr. Gross, the Company’s chairman and chief executive officer, was a partner in Magnetar Capital Partners LP. Mr. Spohler, our chief operating officer together with Solar Capital Partners LLC’s other investment professionals, advised Magnetar Financial LLC (“Magnetar”) on certain investments which coincide with those of Solar Capital. Certain entities affiliated with Magnetar own as of September 30, 2010 and December 31, 2009, either directly or indirectly, approximately 19.53% and 42.84%, respectively, of our outstanding equity.

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(unaudited)

(in thousands, except shares)

Schedule 12-14

Portfolio Company	Investment	As of September 30, 2010 Number of Shares/ Principal Amount	Nine-Month Period ended September 30, 2010		As of September 30, 2010 Fair Value
			Amount of dividends and interest included in income	Amount of equity in net profit and loss
Investments Owned Greater than 25%
National Specialty Alloys, LLC	Equity	1,000,000	$300	$—	$10,000

Total Investments Owned Greater than 25%			$300	$—	$10,000

Investments Owned Greater than 5% and Less than 25%
National Interest Security Corp.	Senior Debt	$—	$3,544	$—	$—
National Interest Security Corp.	Subordinated	$—	4,075	—	—
National Interest Security Corp.	Equity	—	—	—	—
Ark Real Estate Partners LP	Equity	34,806,121	—	—	24,966

Total Investments Owned Greater than 5% and Less than 25%			$7,619	$—	$24,966

The table below represents the balance at the beginning of the period, December 31, 2009 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of September 30, 2010.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2009	Gross additions	Gross reductions	Change in Unrealized Gain (Loss)	Fair Value as of June 30, 2010
National Specialty Alloys, LLC	$9,000	$—	$—	$1,000	$10,000
National Interest Security Corp.	26,152	—	(24,740)	(1,412)	—
National Interest Security Corp.	31,303	—	(30,230)	(1,073)	—
National Interest Security Corp.	16,293	—	(2,126)	(14,167)	—
Ark Real Estate Partners LP	19,675	6,800	—	(1,509)	24,966

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

As of September 30, 2010, our long term investments totaled $906.0 million and our net asset value was $732.7 million. Our portfolio was comprised of debt and equity investments in 34 portfolio companies and our income producing assets, which represented 92.9% of our total portfolio, had a weighted average annualized yield on fair value of approximately 14.1%.

Recent Developments

Dividend

On November 2, 2010, our board of directors declared a quarterly dividend of $0.60 per share payable on December 30, 2010 to holders of record as of December 17, 2010. We expect the dividend to be paid from taxable earnings with specific tax characteristics reported to stockholders after the end of the calendar year.

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

At September 30, 2010 the fair value of investments classified as Level 3 was $745.5 million or 58.7% of total assets. There were no investments transferred into Level 3 during the first, second, or third quarter of 2010. During the second quarter of 2010, two investments with a then current total market value of $98.0 million were transferred from Level 3 to Level 2 due to the reliability of broker quotes for these assets resulting from increased market liquidity. During the third quarter of 2010, one investment with a current market value of $0.3 million was transferred from Level 2 to Level 1, when its listed common stock became freely tradable as restrictions expired, and one investment with a current market value of $12.3 million was transferred from Level 3 to Level 2, as it completed an initial public offering and its shares became listed on an exchange but were still restricted from sale.

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

Portfolio Investments

At September 30, 2010, we had investments in securities of 34 portfolio companies with a total fair value of approximately $906.0 million compared to investments in securities of 36 portfolio companies with a total fair value of approximately $863.1 million at December 31, 2009. At September 30, 2010, we had investments in debt and preferred securities of 28 portfolio companies, totaling approximately $847.1 million, and equity investments in 9 portfolio companies, totaling approximately $58.9 million. At December 31, 2009, we had investments in debt and preferred securities of 31 portfolio companies, totaling approximately $805.5 million, and equity investments in 10 portfolio companies, totaling approximately $57.6 million.

During the three months ended September 30, 2010, we originated approximately $72.3 million of investments in one new and three existing portfolio companies. We also received principal repayments of approximately $6.6 million and sold securities in one portfolio company for approximately $2.9 million. During the three months ended September 30, 2009, we invested approximately $4.9 million in one existing portfolio company, had approximately $4.2 million in principal repayments in five portfolio companies, and sold securities in six portfolio companies for approximately $39.9 million.

During the nine months ended September 30, 2010, we originated approximately $178.9 million of investments in five new and one existing portfolio company. We also received principal repayments of approximately $187.4 million and sold securities in four portfolio companies for approximately $23.5 million. During the nine months ended September 30, 2009, we invested approximately $79.2 million in four existing and two new portfolio companies, had approximately $32.2 million in principal repayments in seven portfolio companies, and sold securities in eight portfolio companies for approximately $57.2 million.

For the three months ended September 30, 2010 we had net unrealized and realized gains on 15 portfolio company investments totaling approximately $21.0 million, which was offset by net unrealized and realized losses on 15 portfolio company investments totaling approximately $6.1 million. For the three months ended September 30, 2009 we had net unrealized and realized gains on 31 portfolio company investments totaling approximately $40.3 million, which was offset by net unrealized and realized losses on 10 portfolio company investments totaling approximately $15.7 million.

For the nine months ended September 30, 2010 we had net unrealized and realized gains on 28 portfolio company investments totaling approximately $58.7 million, which was offset by net unrealized and realized losses on 11 portfolio company investments totaling approximately $10.8 million. For the nine months ended September 30, 2009 we had net unrealized and realized gains on 28 portfolio company investments totaling approximately $122.9 million, which was offset by net unrealized and realized losses on 17 portfolio company investments totaling approximately $112.2 million.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	(unaudited)
(in thousands)	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$189,852	$185,689	$170,896	$163,499
Subordinated Debt/Corporate Notes	722,705	661,289	778,163	641,992
Preferred Equity	39	42	39	40
Common Equity/Partnership Interests/Warrants	118,562	58,959	114,890	57,609

Total	$1,031,158	$905,979	$1,063,988	$863,140

As of September 30, 2010, the weighted average yield on income producing investments in our portfolio was approximately 14.1%, compared to 14.8% at December 31, 2009. The decrease in yield during the first nine months of 2010 was primarily due to an increase in fair value of portfolio assets and the repayment of certain assets since December 2009.

As of September 30, 2010, there were two investments on non-accrual status with a market value of $5.1 million compared to three assets with a market value of zero at December 31, 2009. At the end of 2009, there were three assets that were performing but interest payments were being applied as principal payments (“cost-recovery assets”), rather than being included in interest income because management believed, at that time, that it was unlikely there would be a full repayment of principal. As of September 30, 2010, there were no performing cost-recovery assets.

Results of Operations for the Quarter Ended September 30, 2010 compared to the Quarter Ended September 30, 2009

Revenue

	Three Months Ended September 30,		% Change
	(unaudited)
	2010	2009
	(in thousands)
Investment income	$29,403	$27,785	6%

The increase in investment income for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to higher average interest rates on higher income producing invested balances during the third quarter of 2010.

Expenses

	Three Months Ended September 30,		% Change
	(unaudited)
	2010	2009
	(in thousands)
Investment advisory and management fees	$4,607	$4,273	8%
Performance-based incentive fee	3,887	4,096	(5%)
Interest and other credit facility expenses	3,943	536	636%
Administrative service fee	387	479	(19%)
Other general and administrative expenses	972	1,947	(50%)

Total operating expenses	$13,796	$11,331	22%

Combined performance-based incentive fee, which is calculated as a percentage of net investment income above a certain hurdle rate, and investment advisory and management fees, which are calculated based on average gross assets, were comparable for the three months ended September 30, 2010 and 2009.

Interest and other credit facility expenses for the three months ended September 30, 2010 were higher than the comparable period in 2009 primarily due to higher average debt balances outstanding, including the newly issued $35 million senior secured term loan (the “Term Loan”), higher loan fee amortization expense, and higher unused facility fees.

Administrative service fees and other general and administrative fees were lower during the third quarter of 2010 because the third quarter of 2009 included costs related to pre-IPO private fund administration and reporting.

Net Realized and Unrealized Gains and Losses

	Three Months Ended September 30,
	(unaudited)
	2010	2009
	(in thousands)
Net realized (loss) on investments	$(24)	$(151,269)
Net realized gain (loss) on forward contracts	(8,832)	(1,844)
Net realized (loss) on foreign currency exchange	—	(284)
Net unrealized gain (loss) on investments	14,942	175,839
Net unrealized gain (loss) on forward contracts	(669)	1,726
Net unrealized gain (loss) on foreign currency exchange	41	(1,987)

Total realized and unrealized gain	$5,458	$22,181

Total realized and unrealized gain was $5.5 million for the third quarter of 2010 compared to $22.2 million for the same period in 2009. The combined net gain during the third quarter of 2010 was primarily due to continued credit improvement in the portfolio. The net gain during the third quarter of 2009 was primarily due to certain asset valuations that were beginning to recover from technical recession lows. We analyze this section on a combined basis because offsets may exist in the individual line items due to foreign exchange fluctuations and movements from unrealized to realized.

Our investments denominated in Euro, British Pounds and Australian dollars are converted into U.S. dollars at the balance sheet date, and as such, we are exposed to movements in exchange rates. To limit our exposure to movements in foreign currency exchange rates we enter into foreign exchange forward contracts or borrow in foreign currencies under our multi-currency revolving credit facility. For the third quarter of 2010 the total net realized and unrealized gain on forward contracts and foreign currency exchange was $9.5 million compared to a loss of $2.4 million for the same line items in the third quarter of 2009. This was due to the weakening of the U.S. dollar during the third quarter 2010.

Results of Operations for the Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009

Revenue

	Nine Months Ended September 30,		% Change
	(unaudited)
	2010	2009
	(in thousands)
Investment income	$92,997	$81,214	15%

The increase in investment income for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to prepayment premiums and the accelerated amortization of fees resulting from debt assets repaying during the first half of 2010. This was offset by lower average LIBOR rates during the nine months ended September 30, 2010 compared to the same period in 2009.

Expenses

	Nine Months Ended September 30,		% Change
	(unaudited)
	2010	2009
	(in thousands)
Investment advisory and management fees	$13,404	$12,348	9%
Performance-based incentive fee	12,958	12,395	5%
Interest and other credit facility expenses	10,540	1,565	573%
Administrative service fee	1,098	1,512	(27%)
Other general and administrative expenses	2,978	3,590	(17%)

Total operating expenses	$40,978	$31,410	30%

The performance-based incentive fee was higher for the nine months ended September 30, 2010 primarily due to higher investment income resulting from prepayment premiums received and accelerated amortization of fees as a result of debt assets repaying before maturity. Investment advisory and management fees, which are calculated based on average gross assets, were higher during the nine months ended September 30, 2010 compared to the same period in 2009 due to higher average gross assets during the nine months ended September 30, 2010 compared to the same period in 2009.

Interest and other credit facility expenses were higher for the nine months ended September 30, 2010 primarily due to higher average debt balances outstanding during the period, including the newly issued Senior Unsecured Notes and Term Loan, higher loan fee amortization expense, and higher unused facility fees.

Administrative service fees and other general and administrative expenses were lower during the first nine months of 2010 because the first nine months of 2009 included costs related to pre-IPO private fund administration and reporting.

Net Realized and Unrealized Gains and Losses

	Nine Months Ended September 30,
	(unaudited)
	2010	2009
	(in thousands)
Net realized (loss) on investments	$(27,836)	$(227,191)
Net realized gain (loss) on forward contracts	916	(9,674)
Net realized gain (loss) on foreign currency exchange	3,531	(751)
Net unrealized gain on investments	75,750	237,940
Net unrealized (loss) on forward contracts	(3,995)	(963)
Net unrealized gain (loss) on foreign currency exchange	(667)	(1,958)

Total realized and unrealized gain (loss)	$47,699	$(2,597)

The combination of the net realized and unrealized gains or losses resulted in a net gain of $47.7 million for the nine months ended September 30, 2010 compared to a net loss of $2.6 million for the same period in 2009. The net gain for the nine months ended September 30, 2010 was primarily due to increases in the fair value of our portfolio assets during the period as well as realizations in excess of prior valuations. The net increase in the fair value of our portfolio assets was primarily due to continued credit improvement in the portfolio, the tightening of credit spreads in the high yield market and portfolio realizations. The net loss during the nine months ended September 30, 2009 was primarily due to overall weakening in the economy during the period resulting in lower portfolio asset values. We analyze this section on a combined basis because offsets may exist in the individual line items due to foreign exchange fluctuations and movements from unrealized to realized.

Our investments denominated in Euro, British Pounds and Australian dollars are converted into U.S. dollars at the balance sheet date, and as such, we are exposed to movements in exchange rates. To limit our exposure to movements in foreign currency exchange rates we enter into foreign exchange forward contracts or borrow in foreign currencies under our multi-currency revolving credit facility. For the nine months ended September 30, 2010 the total net realized and unrealized loss on forward contracts and foreign currency exchange was $0.2 million compared to a loss of $13.3 million for the same line items for the nine months ended September 30, 2009. This is due to a lower relative weakening of the U.S. dollar during the nine months ended September 30, 2010 compared to the same period in 2009.

Liquidity and Capital Resources

The Company’s liquidity is generated and generally available through its multi-currency $355 million revolving credit facility maturing in February 2013, its $35 million Term Loan maturing in September 2013, from cash flows from operations, investment sales of liquid assets, repayments of senior and subordinated loans, income earned on investments and cash equivalents, and we expect through periodic follow-on equity offerings. On February 9, 2010, Solar Capital Ltd. priced its initial public offering selling 5.68 million shares, including the underwriters over-allotment, at a price of $18.50 per share. Net of underwriting fees the Company raised a total of $97.7 million and its shares began to trade on the NASDAQ Global Select Market under the ticker “SLRC”. In addition, Solar Capital Ltd. sold 0.60 million shares at $18.50 in a concurrent private placement to management. The primary use of our liquidity is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

At September 30, 2010 and December 31, 2009, we had cash and cash equivalents of approximately $334.4 million and $5.7 million, respectively. Cash provided by operating activities for the nine months ended September 30, 2010 and 2009 was approximately $73.4 million and $11.8 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

Credit Facility, Term Loan, and Senior Unsecured Notes

Credit Facility. On February 12, 2010, Solar Capital Ltd. amended and restated Solar Capital LLC’s $250 million Senior Secured Revolving Credit Facility (the “Credit Facility”), extending the maturity to February 2013 and increasing the total commitments under the facility to $270 million. Per the amended agreement, borrowings bear interest at a rate per annum equal to the base rate plus 3.25% or the alternate base rate plus 2.25%. The commitment fee on unused balances is 0.375%. The amendment also reduced the advance rates permitted on certain asset types and placed limitations on the secured borrowing amount. On May 26, 2010, the Credit Facility was amended to remove the limitations on the secured borrowing and increase the advance rates permitted on certain asset types. Total commitments under the Credit Facility have been increased to $355 million as a result of the addition of two new lenders on May 12, 2010 and June 23, 2010. The facility size may be increased up to $600 million with additional new lenders or the increase in commitments of current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change of control. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum debt to total assets ratio. As of November 2, 2010, no borrowings were outstanding under the Credit Facility.

Term Loan. On September 2, 2010, Solar Capital Ltd. entered into a fully funded $35 million senior secured term loan, which matures in September 2013, bears interest at a rate per annum equal to the base rate plus 3.25%, and has terms substantially similar to the Credit Facility. The Term Loan contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change of control. In addition, the Term Loan contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum debt to total assets ratio.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2010:

	Payments Due by Period
	(unaudited)
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Senior secured revolving credit facility(1)	$300.0	$—	$300.0	$—	$—
Senior secured term loan	$35.0	$—	$35.0	$—	$—
Senior Unsecured Notes	$125.0	$—	$—	$125.0	$—

(1)	As of September 30, 2010, we had $55.0 million of unused borrowing capacity under our credit facility. As of November 2, 2010, no borrowings were outstanding under the Credit Facility.

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

Borrowings

We had borrowings of $460.0 million and $88.1 million outstanding as of September 30, 2010 and December 31, 2009, respectively.

Distributions and Dividends

On November 2, 2010, our board of directors declared a quarterly dividend of $0.60 per share payable on December 30, 2010 to holders of record as of December 17, 2010. For the three and nine months ended September 30, 2010, declared dividends to stockholders totaled $0.60 per share or $19.9 million and $1.54 per share or $50.9 million, respectively. The $0.34 dividend declared during the first quarter of 2010 was a $0.60 dividend prorated for the number of days that remained in the quarter after our initial public offering. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our board of directors.

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

•	We have entered into a license agreement with Solar Capital Partners, pursuant to which Solar Capital Partners has granted us a non-exclusive, royalty-free license to use the name “Solar Capital.”

•	Certain entities affiliated with Magnetar Financial LLC own as of November 2, 2010, approximately 19.47% of our outstanding shares of common stock.

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

We are subject to financial market risks, including changes in interest rates. During the three months ended September 30, 2010, certain of the loans in our portfolio had floating interest rates. Interest rates on these loans are typically based on floating LIBOR and reset to current market rates every one to six months. As we increase our investments in mezzanine and other subordinated loans we expect that our portfolio will have an increased percentage of fixed rate assets. A change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended September 30, 2010, we did not engage in interest rate hedging activities.

The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at September 30, 2010. Interest expense is calculated separately for each of our borrowings. For our fixed rate $125 million Senior Unsecured Notes we use the balance as of September 30, 2010 and the stated rate of interest and do not adjust for hypothetical changes in interest rates. For our floating rate $35 million Term Loan we use the balance and interest rate as of September 30, 2010 and adjust the interest rate based on the hypothetical changes below. For our floating rate Credit Facility we use the average balance for the nine months ended September 30, 2010 as it fluctuates with our periodic cash requirements and we calculate interest expense using the interest rate as of September 30, 2010, adjusted for the hypothetical changes in rates below. The base interest rate case assumes the rates on our portfolio investments remain as they were on September 30, 2010. All of the hypothetical calculations are based on a model of our portfolio for the twelve months subsequent to September 30, 2010 and assume no change to any input other than the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(0.26)%
Base Interest Rate	0.00%
+100 Basis Points	0.91%
+200 Basis Points	1.99%

We have exposure to foreign currencies (Euro, British Pounds and Australian dollars) through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in exchange rates. To limit our exposure to fluctuations in exchange rates, we enter into foreign exchange forward contracts or borrow in those currencies under our multi-currency revolving credit facility. Our foreign currency exchange contracts are short term contracts that are continuously rolled forward to hedge the longer term portfolio investments. The table below presents our exchange rate sensitive assets and liabilities as of September 30, 2010:

	Australian Dollar	Euro	Pounds Sterling
Portfolio Investments (Long) (unaudited)
Par Amount, Fair Value for Equity (in Currency in millions)	30.9	19.5	36.2
Par Amount, Fair Value for Equity ($ in millions)	$29.9	$26.6	$56.9
Fair Value ($ in millions)	$28.4	$18.1	$46.2
Forward Contracts (Short) (unaudited)
Notional Amount (in Currency in millions)	30.4	12.6	37.1
Contractual Exchange Rate	0.914	1.273	1.546
Contract Amount ($ in millions)	$27.7	$16.0	$57.3
Fair Value ($ in millions)	$(1.6)	$(1.2)	$(1.0)

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2010 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2010 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in unregistered sales of equity securities during the three months ended September 30, 2010, we issued a total of 138,231 shares of common stock under the dividend reinvestment plan. This issuance was not subject to the registration requirements under the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $18.91 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

[Intentionally left blank]

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement**

3.2	Amended and Restated Bylaws**

4.1	Form of Common Stock Certificate****

4.2	Form of Note Agreement for Senior Unsecured Notes****

4.3	Form of Senior Unsecured Notes****

10.1	Dividend Reinvestment Plan**

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent****

10.3	Form of Senior Secured Term Loan Agreement by and between the Registrant and ING Capital LLC, as lender and administrative agent, dated as of September 2, 2010*****

10.4	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC*

10.5	Form of Custodian Agreement****

10.6	Administration Agreement by and between Registrant and Solar Capital Management, LLC*

10.7	Form of Indemnification Agreement by and between Registrant and each of its directors**

10.8	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement*

10.9	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement**

10.10	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited*

10.11	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC**

10.12	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC****

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.

**	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
***	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 8 (File No. 333-148734) filed on January 27, 2010.
****	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on February 9, 2010.
*****	Previously filed in connection with Solar Capital Ltd.’s current report on Form 8-K (File No. 814-00754) filed on September 7, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2010.

SOLAR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/s/ NICHOLAS RADESCA
Nicholas Radesca Chief Financial Officer (Principal Financial and Accounting Officer)