Form 10-K
period 2010-12-31
Solar Capital Ltd.
filed 2011-03-01
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 814-00754

SOLAR CAPITAL LTD.

(Exact name of registrant as specified in its charter)

Maryland	26-1381340
(State of Incorporation)	(I.R.S. Employer Identification Number)

500 Park Avenue New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 993-1670

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2010 based on the closing price on that date of $19.26 on the NASDAQ Global Select Market was approximately $597.6 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 36,383,158 shares of the Registrant’s common stock outstanding as of February 28, 2011.

Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

SOLAR CAPITAL LTD

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.	Business

Solar Capital Ltd. (“Solar”, the “Company” or “we”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we intend to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 9, 2010, we priced our initial public offering, selling 5.68 million shares. Concurrent with our initial public offering, Michael S. Gross, our chairman and chief executive officer, and Bruce Spohler, our chief operating officer, collectively purchased an additional 0.6 million shares through a private placement transaction exempt from registration under the Securities Act of 1933, as amended, or the Securities Act (the “Concurrent Private Placement”). Solar Capital Ltd. issued an aggregate of approximately 26.65 million shares of common stock and $125 million in senior unsecured notes (the “Senior Unsecured Notes”) to the existing Solar Capital LLC unit holders in connection with the merger of Solar Capital LLC with and into Solar Capital Ltd., leaving Solar Capital Ltd. as the surviving entity (the “Solar Capital Merger”), in connection with our initial public offering. Solar Capital Ltd. had no assets or operations prior to completion of the Solar Capital Merger and as a result, the books and records of Solar Capital LLC have become the books and records of the surviving entity.

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

As of December 31, 2010, our long term investments totaled $976.2 million and our net asset value was $827.0 million. Our portfolio was comprised of debt and equity investments in 36 portfolio companies and our income producing assets, which represented 91.2% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 14.3%.

During the year ended December 31, 2010, we originated approximately $272.3 million of new investments in nine portfolio companies and approximately $68.2 million was invested in 3 existing portfolio companies. For the year ended December 31, 2010, we had approximately $298.5 million in debt repayments in existing portfolio companies and sales of securities in seven portfolio companies for approximately $33.1 million.

Solar Capital Partners

Solar Capital Partners, our investment advisor, is controlled by Michael S. Gross, our chairman and chief executive officer, and is led by Mr. Gross and Bruce Spohler, our chief operating officer. They are supported by a team of dedicated investment professionals, including senior team members Brian Gerson, Cedric Henley and David Mait. We refer to Messrs. Gross, Spohler, Gerson, Henley and Mait as Solar Capital Partners’ senior investment professionals. Solar Capital Partners’ investment team has extensive experience in the private equity and leveraged lending industries, as well as significant contacts with financial sponsors operating in those industries. The investment team led by Messrs. Gross and Spohler has invested in 62 different portfolio companies for Solar Capital, which investments involved an aggregate of more than 50 different financial sponsors, through December 31, 2010. Since Solar Capital’s inception, these investment professionals have used their relationships in the middle-market financial sponsor and financial intermediary community to generate deal flow. As of February 28, 2011, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 5.74% and 5.65%, respectively, of our outstanding common stock.

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

Operating and Regulatory Structure

A BDC is regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission (“SEC”).

We are generally not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are generally limited in our ability to invest in any portfolio company in which our investment adviser or any of its affiliates currently have an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions.

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

ii. has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality investment grade debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Solar Capital Partners LLC, 500 Park Avenue, New York, NY 10022.

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

Taxation as a Regulated Investment Company

As a BDC, we intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our 2010 taxable year. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

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

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no federal income tax, in preceding years (the “Excise Tax Avoidance Requirement”). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

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

Because we may use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders as dividends and, if made in a taxable year beginning on or before December 31, 2012 and provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” in the hands of non-corporate stockholders (and thus eligible for the 15% maximum rate) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

Investment Advisory Fees

Pursuant to an investment advisory and management agreement (the “Investment Advisory and Management Agreement”), we have agreed to pay Solar Capital Partners a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% of our gross assets. For services rendered under the Investment Advisory and Management Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated.

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

All investment professionals of the investment adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Solar Capital Partners. We bear all other costs and expenses of our operations and transactions, including (without limitation):

•	the cost of our organization and public offerings;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;

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

•    Banking

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

Set forth below is a list of our ten largest portfolio company investments as of December 31, 2010, as well as the top ten industries in which we were invested as of December 31, 2010, in each case calculated as a percentage of our total assets as of such date.

Portfolio Company	% of Total Assets
DS Waters	7.8%
Midcap Financial Intermediate Holdings, LLC	5.7%
Earthbound Farm	4.5%
Rug Doctor L.P	3.7%
Asurion Corporation	3.6%
Fleetpride Corporation	3.2%
Adams Outdoor Advertising	3.2%
Vision Holding Corp	3.0%
Direct Buy Inc	2.9%
Fulton Holding Corp	2.7%

Industry	% of Total Assets
Beverage, food and tobacco	13.5%
Personal, food, and misc services	6.1%
Banking	5.7%
Farming & agriculture	4.5%
Healthcare, education, and childcare	4.2%

Industry	% of Total Assets
Aerospace and defense	3.8%
Broadcasting and entertainment	3.8%
Leisure, motion pictures, entertainment	3.7%
Insurance	3.6%
Diversified / conglomerate services	3.2%

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2010, the weighted average investment rating on the fair market value of our portfolio was 2.0. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

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

Competition

Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. However, we believe that there has been a reduction in the amount of debt capital available since the downturn in the credit markets, which began in mid-2007, and that this has resulted in a less competitive environment for making new investments. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We use the industry information available to Mr. Gross and the other investment professionals of Solar Capital Partners to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of Mr. Gross and the other investment professionals of our investment adviser enable us to learn about, and compete effectively for, financing opportunities with attractive leveraged companies in the industries in which we seek to invest.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	Pursuant to Rule 13a-14 of the 1934 Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting; and

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

A number of entities compete with us to make the types of investments that we target in leveraged companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

Capital markets have recently been in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which had, and may in the future have, a negative impact on our business and operations.

The global capital markets have recently been in a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which as of the date of this prospectus apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value. In addition, our ability to incur indebtedness (including by issued preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

During portions of fiscal 2010, the economy was in the midst of a recession and in a difficult part of a credit cycle. Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments at fair value. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided significant managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

The affect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Price declines and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The unprecedented declines in prices and liquidity in the corporate debt markets from 2008 through mid-2010 have resulted in significant net unrealized depreciation in our portfolio, reducing our net asset value. Depending on market conditions, we could continue to incur substantial losses in future periods, which could further reduce our net asset value and have a material adverse impact on our business, financial condition and results of operations.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

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

Risks Relating to an Investment in Our Securities

Our shares may trade at a substantial discount from net asset value and may continue to do so over the long term.

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

Our common stock price may be volatile and may decrease substantially.

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	investor demand for our shares;

•

significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines with respect to RICs or business development companies;

•	failure to qualify as a RIC, or the loss of RIC status;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	changes, or perceived changes, in the value of our portfolio investments;

•	departures of Solar Capital Partners’ key personnel;

•	operating performance of companies comparable to us; or

•	general economic conditions and trends and other external factors.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions.

We may choose to pay dividends in our own common stock, in which case our stockholders may be required to pay federal income taxes in excess of the cash dividends they receive.

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. IRS Revenue Procedure 2010-12 temporarily allows a RIC whose stock is publicly traded on an established securities market in the United States to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as fulfilling its distribution requirements if (i) the distribution is declared on or before December 31, 2012, with respect to a taxable year ending on or before December 31, 2011, and (ii) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which limitation must be at least 10% of the aggregate declared distribution. Under Revenue Procedure 2010-12, if too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than 10% of his or her entire distribution in cash. If the requirements of Revenue Procedure 2010-12 are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

Where Revenue Procedure 2010-12 is not currently applicable, the Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts using a 20% cash standard (and, more recently, the 10% cash standard of Revenue Procedure 2010-12) if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. It is unclear whether and to what extent we will be able to pay taxable dividends of the type described in this paragraph (whether pursuant to Revenue Procedure 2010-12, a private letter ruling or otherwise). For a more detailed discussion, see “Material U.S. Federal Income Tax Considerations.”

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

The shares of our common stock beneficially owned by each of Messrs. Gross and Spohler immediately prior to completion of our initial public offering, including any shares that are attributable to such shares issued pursuant to our dividend reinvestment plan, are no longer subject to lock-up restrictions that each of Messrs. Gross and Spohler agreed to in connection with our initial public offering, and are generally available for resale without restriction, subject to the provisions of Rule 144 promulgated under the Securities Act. In addition, on November 30, 2010, Messrs. Gross and Spohler jointly acquired 115,000 shares of our common stock in a private placement transaction conducted in accordance with Regulation D under the Securities Act. Such shares are being registered pursuant to a registration statement that has been filed with the SEC and will generally be available for resale upon the effectiveness of such registration statement. Each of Messrs. Gross and Spohler has agreed not to dispose of or hedge the 115,000 shares of our common stock acquired in this private placement without our prior written consent until November 30, 2011.

In addition, the 2,266,738 shares of our common stock beneficially owned by certain funds managed by Magnetar Financial LLC and certain entities affiliated therewith (collectively, the “Magnetar entities”) are no longer subject to lock-up restrictions that the Magnetar entities had agreed to in connection with our initial public offering, and are generally available for resale without restriction, subject to the provisions of Rule 144 promulgated under the Securities Act.

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

A disruption in the capital markets and the credit markets could negatively affect our business.

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

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

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

As of February 28, 2011, we had $71.2 million outstanding under our credit facilities and $35 million outstanding under our term loan (the “Term Loan”). If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) became effective on July 21, 2010, although many provisions of the Dodd-Frank Reform Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Reform Act. Nevertheless, the Dodd-Frank Reform Act may have a material adverse impact on the financial services industry as a whole and on our business, results of operations and financial condition. Accordingly, we cannot predict the effect the Dodd-Frank Act or its implementing regulations will have on our business, results of operations or financial condition.

We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. As of February 28, 2011, we had $71.2 million outstanding under our credit facilities and $35 million outstanding under our Term Loan. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including our credit facilities and our Term Loan, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

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

In addition, our credit facilities and Term Loan impose, and any other debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

As of February 28, 2011, we had $71.2 million outstanding under our credit facilities and $35 million outstanding under our Term Loan.

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

As of February 28, 2011, we had $71.2 million outstanding under our credit facilities and $35 million outstanding under our Term Loan.

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

Although we intend to elect to be treated as a RIC under Subchapter M of the Code for 2010 and succeeding tax years, no assurance can be given that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

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

Our investment adviser has the right, under the Investment Advisory and Management Agreement, to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our executive offices are located at 500 Park Avenue, New York, New York 10022, and are provided by Solar Capital Management in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

As of December 31, 2010, we were not subject to any pending legal proceedings.

PART II

Item 4.	Reserved

[intentionally left blank]

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SLRC”. The following table sets forth, for each fiscal quarter since our initial public offering on February 9, 2010, the net asset value (“NAV”) per share of our common stock, the high and low sales prices for our common stock, such sales prices as a percentage of NAV per share and quarterly distributions per share.

Fiscal 2010	NAV(1)	Sales Price		Premium or Discount of High Sales Price to NAV(2)	Premium or Discount of Low Sales Price to NAV(2)	Declared Dividends(3)
		High	Low
Fourth Quarter	$22.73	$25.39	$21.32	111.7%	93.8%	$0.60
Third Quarter	22.09	21.80	18.75	98.7%	84.9%	0.60
Second Quarter	22.07	24.20	18.77	109.7%	85.0%	0.60
First Quarter	22.18	22.22	17.29	100.2%	78.0%	0.34

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low sales price divided by the quarter end NAV.
(3)	Represents the cash dividend declared in the specified quarter.

Shares of business development companies may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. Since our initial public offering on February 9, 2010, our shares of common stock have traded at both a discount and a premium to the net assets attributable to those shares.

The last reported closing market price of our common stock on February 28, 2011 was $24.50 per share. As of February 28, 2011, we had 24 stockholders of record.

DIVIDENDS

We intend to continue to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our board of directors.

We intend to elect to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains ( i.e. , net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in current and future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our RIC status. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level.

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

The following table lists the quarterly dividends per share of our common stock since our initial public offering on February 12, 2010. There were no dividends declared during 2010 prior to the initial public offering.

Declared Dividends
Year Ending December 31, 2010
Fourth Quarter	$0.60
Third Quarter	$0.60
Second Quarter	$0.60
First Quarter(1)	$0.34

(1)	Our first quarterly dividend of $0.34 was a $0.60 dividend prorated for the number of days that remained in the first quarter after our initial public offering.

Recent Sale of Unregistered Securities

On November 30, 2010, we completed a private placement transaction conducted in accordance with Regulation D under the Securities Act in which we sold an aggregate of 2,850,000 shares of our common stock to certain institutional accredited investors and 115,000 shares of our common stock jointly to Michael S. Gross, our chairman and chief executive officer, and Bruce Spohler, our chief operating officer at a purchase price per share of $22.94, resulting in approximately $68 million in gross proceeds. We used the net proceeds resulting from this private placement transaction to repay $67 million of the Company’s then outstanding $125 million of certain senior unsecured notes.

During the year ended December 31, 2010, we issued a total of approximately 490 thousand shares of common stock under the dividend reinvestment plan. This issuance was not subject to the registration requirements under the Securities Act. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $10.8 million.

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from February 9, 2010 (the date that shares of our common stock began trading on NASDAQ) through December 31, 2010. The graph assumes that, on February 9, 2010, a person invested $100 in each of the following: our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2010, 2009 and 2008 and for the period from March 13, 2007 (inception) through December 31, 2007. Financial information for the periods ending December 31, 2010, 2009, 2008 and 2007 has been derived from our financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Period from March 13, 2007 (inception) through December 31, 2007
	(dollars in thousands)	(dollars in thousands)	(dollars in thousands)	(dollars in thousands)
Income statement data:
Total investment income	$124,641	$109,670	$133,959	$78,455
Total expenses	55,429	42,408	46,560	25,461
Net investment income	69,212	67,262	87,399	52,994
Net realized gain (loss)	(38,968)	(264,898)	(937)	(10,489)
Net change in unrealized gain (loss)	111,641	284,572	(492,290)	6,595
Net increase (decrease) in net assets resulting from operations	141,885	86,936	(405,828)	49,100
Other data (unaudited):
Weighted average annualized yield on income producing investments:
On fair value(1)(4)	14.3%	14.8%	17.1%	12.9%
On cost(2)(4)	13.8%	13.7%	11.9%	12.7%
Number of portfolio companies at period end(4)	36	36	44	38

	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
	(dollars in thousands)	(dollars in thousands)	(dollars in thousands)	(dollars in thousands)
Balance sheet data:
Total investment portfolio	$976,221	$863,140	$768,215	$1,178,736
Total cash and cash equivalents	288,732	5,675	65,841	169,692
Total assets	1,291,791	885,421	873,026	1,396,545
Credit facilities payable	400,000	88,114	—	—
Senior secured term loan	35,000	—	—	—
Net assets	826,994	697,903	852,673	1,258,501
Per share data:(3)
Net asset value per share	22.73	21.24	25.95	38.30
Net investment income	2.08	2.05	2.66	1.62
Net realized and unrealized gain (loss)	2.19	0.60	(15.01)	(0.12)
Dividends and distributions declared	2.14	7.36	—	—

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

(2)	For this calculation, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, plus the effective interest yield on preferred shares divided by (b) total income producing investments at cost. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.
(3)	The number of shares used to calculate weighted average shares for use in computations on a per share basis have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Solar Capital Merger. The per-share calculations are based on 32,860,454 weighted average shares outstanding as of and for the years and period ended December 31, 2009, 2008, and 2007 and 36,383,158 shares outstanding and 33,258,402 weighted average shares outstanding for the year ended December 31, 2010, respectively.
(4)	Unaudited.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Financial and Other Data and our Financial Statements and notes thereto appearing elsewhere in this prospectus.

Overview

Solar Capital, a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for tax purposes the Company intends to elect to be treated as a RIC under Subchapter M of the Code.

On February 9, 2010, we priced our initial public offering, selling 5.68 million shares. Concurrent with our initial public offering, Michael S. Gross, our chairman and chief executive officer, and Bruce Spohler, our chief operating officer, collectively purchased an additional 0.6 million shares through a private placement transaction exempt from registration under the Securities Act. Solar Capital Ltd. issued an aggregate of approximately 26.65 million shares of common stock and $125 million in Senior Unsecured Notes to the existing Solar Capital LLC unit holders in connection with the Solar Capital Merger. Solar Capital Ltd. had no assets or operations prior to completion of the Solar Capital Merger and as a result, the books and records of Solar Capital LLC have become the books and records of the surviving entity.

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

As of December 31, 2010, our long term investments totaled $976.2 million and our net asset value was $827.0 million. Our portfolio was comprised of debt and equity investments in 36 portfolio companies and our income producing assets, which represented 91.2% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 14.3%.

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

The recommendation of fair value will generally be based on the following factors, as relevant:

•	the nature and realizable value of any collateral including credit risk;

•	the portfolio company’s ability to make payments;

•	the portfolio company’s earnings and discounted cash flow;

•	the markets in which the issuer does business and; and

•	comparisons to publicly traded securities.

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

Fair Value Measurements

As of December 31, 2010

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$46,609	$200,532	$247,141
Subordinated Debt / Corporate Notes	—	83,476	566,308	649,784
Preferred Equity	—	—	3,934	3,934
Common Equity / Partnership Interests	373	21,897	53,092	75,362
Derivative assets—forward contracts	—	604	—	604
Liabilities:
Derivative liabilities—forward contracts	—	1,539	—	1,539

At December 31, 2010 the fair value of investments classified as Level 3 was $823.9 million or 84% of total investments. Two assets with a combined fair value of $94.7 million were transferred out of Level 3 to Level 2 during 2010 because of the increase in availability and reliability of third party market quotes for these investments.

Additionally, during 2010, one asset with a fair value of $0.4 million was transferred from Level 2 to Level 1 when trading restrictions expired on a publicly traded equity investment.

At December 31, 2009 the fair value of investments classified as Level 3 was $794.7 million or 90% of total investments. One investment with a fair value of $33.8 million was transferred into Level 3 from Level 2 during 2009 because there were no longer third party market quotes available for that investment.

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

Payment-in-Kind Interest

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. For us to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash with respect to PIK securities.

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

In January 2010, the FASB issued an update to ASC 820, which requires additional disclosures about inputs into valuation techniques, disclosures about significant transfers into or out of Levels 1 and 2, and disaggregation of purchases, sales, issuances, and settlements in the Level 3 rollforward disclosure. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

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

Portfolio Investments

The total value of our investments was approximately $976.2 million and $863.1 million at December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, we originated approximately $272.3 million of new investments in 9 portfolio companies and approximately $68.2 million was invested in 3 existing portfolio companies. During the year ended December 31, 2009, we originated approximately $134.2 million of new investments in 3 portfolio companies and approximately $29.6 million was invested in 4 existing portfolio companies.

In certain instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of certain debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. Our portfolio activity also reflects sales of securities. For the year ended December 31, 2010, we had approximately $298.5 million in debt repayments and approximately $33.1 million in sales of securities in 7 portfolio companies. For the year ended December 31, 2009, we had approximately $38.6 million in debt repayments and approximately $78.3 million in sales of securities in 12 portfolio companies.

In addition, for the year ended December 31, 2010 we had net unrealized and realized gains on 41 investments totaling approximately $88.5 million and net unrealized and realized losses on 20 investments totaling approximately $14.4 million. During the year ended December 31, 2009 we had net unrealized and realized gains on 31 investments totaling approximately $140.8 million, which was offset by net unrealized and realized losses on 16 investments totaling approximately $106.6 million. During the year ended December 31, 2008, we had unrealized appreciation on 1 investment totaling approximately $7.1 million, which was more than offset by unrealized depreciation on 43 investments totaling approximately $503.4 million. During the year ended December 31, 2008 we also had a realized loss of $16.9 million, a majority of which was from 1 portfolio company.

At December 31, 2010, we had investments in debt and preferred securities of 30 portfolio companies, totaling approximately $900.9 million, and equity investments in 9 portfolio companies, totaling approximately $75.4 million. At December 31, 2009, we had investments in debt and preferred securities of 31 portfolio companies, totaling approximately $805.5 million, and equity investments in 10 portfolio companies, totaling approximately $57.6 million.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$250,253	$247,141	$170,896	$163,499
Subordinated Debt/Corporate Notes	690,817	649,784	778,163	641,992
Preferred Equity	3,929	3,934	39	40
Common Equity/Partnership Interests/Warrants	118,562	75,362	114,890	57,609

Total	$1,063,561	$976,221	$1,063,988	$863,140

As of December 31, 2010, and December 31, 2009, the weighted average yield on income producing investments in our portfolio was approximately 14.3% and 14.8%, respectively. The weighted average yield on income producing investments was lower as of December 31, 2010 primarily due to the increase in fair value of these assets since December 2009.

As of December 31, 2010 we had one investment on non-accrual status that all had a fair value of $6.6 million. As of December 31, 2009 we had three investments on non-accrual status that all had a fair value of zero. In addition, we had three cost recovery assets that were performing but interest payments were reducing the cost of the investment, rather than being included in interest income. As of December 31, 2010, there were no cost recovery assets.

Results of Operations for the Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

Revenue

	For the Year Ended December 31,
	2010	2009	% Change
	(in thousands)
Investment income	$124,641	$109,670	14%

The increase in investment income for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to increased fee income resulting from the early repayment of assets and higher amortization income during 2010. Call premiums, accelerated fee amortization on prepaid loans, and other fee income was $12.4 million in 2010 compared to $1.6 million in 2009. Additionally, amortization of upfront fees was $2.6 million higher during 2010.

Expenses

	For the Year Ended December 31,
	2010	2009	% Change
	(in thousands)
Investment advisory and management fees	$18,296	$16,738	9%
Performance-based incentive fee	17,305	16,815	3%
Interest and other credit facility expenses	14,276	2,636	442%
Administrative service fee	1,294	2,020	(36%)
Other general and administrative expenses	3,930	3,971	(1%)

Total operating expenses	$55,101	$42,180	31%

Investment advisory and management fees, which are calculated based on average gross assets, were higher in 2010 primarily due to the increased average fair value of our investment portfolio. Total expenses increased by approximately $13.0 million for the year ended December 31, 2010 compared to the same period in 2009.

Interest and other credit facility expenses were higher in 2010 compared to 2009 primarily due to higher average debt balances outstanding during 2010, including the Senior Unsecured Notes (outstanding from February 2010 through December 2010), Term Loan, and the new Senior Secured Credit Facility, higher loan fee amortization expense and higher unused facility fees.

Administrative service fees and other general and administrative expenses were lower during the 2010 because 2009 included costs related to pre-IPO private fund administration and reporting.

Net Realized and Unrealized Gains and Losses

	For the Year Ended December 31,
	2010	2009
	(in thousands)
Net realized loss on investments	$(39,365)	$(253,394)
Net realized loss on forward contracts	(3,124)	(12,608)
Net realized gain on foreign currency exchange	3,521	1,104
Net unrealized gain on investments	113,508	287,671
Net unrealized loss on forward contracts	(1,204)	(2,583)
Net unrealized loss on foreign currency exchange	(663)	(516)

Total realized and unrealized gain	$72,673	$19,674

The combination of the net realized and unrealized gains or losses resulted in a net gain of $72.7 million for 2010 compared to $19.7 million for 2009. The net gain for 2010 was primarily due to increases in the fair value of our portfolio assets during the year as well as realizations in excess of prior valuations. The net increase in the fair value of our portfolio assets was primarily due to continued credit improvement in the portfolio, the tightening of credit spreads in the high yield market and portfolio realizations. We analyze this section on a combined basis because offsets may exist in the individual line items due to foreign exchange fluctuations and movements from unrealized to realized.

Our investments denominated in Euro, British Pounds and Australian dollars are converted into U.S. dollars at the balance sheet date, and as such, we are exposed to movements in exchange rates. To limit our exposure to movements in foreign currency exchange rates we enter into foreign exchange forward contracts or borrow in foreign currencies under our multi-currency revolving credit facility. For the year ended December 31, 2010 the total net realized and unrealized gain on forward contracts was a loss of $4.3 million compared to a loss of $15.2 million for the same line items for the year ended December 31, 2009. This is due to a higher relative weakening of the U.S. dollar during 2009 compared to the same period in 2010.

Results of Operations for the Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

Revenue

	For the Year Ended December 31,
	(unaudited)
	2009	2008	% Change
	(in thousands)
Investment income	$109,670	$133,959	(18%)

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

Expenses

	For the Year Ended December 31,
	2009	2008	% Change
	(in thousands)
Investment advisory and management fees	$16,738	$24,297	(31%)
Performance-based incentive fee	16,815	9,008	87%
Interest and other credit facility expenses	2,636	3,343	(21%)
Administrative service fee	2,020	3,430	(41%)
Other general and administrative expenses	3,971	4,853	(18%)

Total operating expenses	$42,180	$44,931	(6%)

The performance-based incentive fee was higher in 2009 compared to 2008 because it surpassed the specified thresholds during 2008 making it 20% of net investment income for all of 2009. (See “Quarterly Incentive Fee” in Item 1 Business, for the details on this calculation.) Investment advisory and management fees, which are calculated based on average gross assets, were lower in 2009 primarily due to the reduced average fair value of our investment portfolio. Total expenses decreased by approximately $2.8 million for the year ended December 31, 2009 compared to the same period in 2008.

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

Net Realized and Unrealized Gains and Losses

	For the Year Ended December 31,
	2009	2008
	(in thousands)
Net realized loss on investments	$(253,394)	$(16,878)
Net realized gain (loss) on forward contracts	(12,608)	13,026
Net realized gain on foreign currency exchange	1,104	2,915
Net unrealized gain (loss) on investments	287,671	(496,340)
Net unrealized (loss) gain on forward contracts	(2,583)	4,087
Net unrealized loss on foreign currency exchange	(516)	(37)

Total realized and unrealized gain (loss)	$19,674	$(493,227)

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

The increase in unrealized gains on investments for 2009 was primarily due to the reversal of unrealized losses on the investments that had a realization event and an increase in the fair value of our assets during 2009 compared to an overall weakening in the economy during the same period in 2008.

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

Income Taxes

Solar Capital LLC was subject to New York City unincorporated business tax (UBT), which is imposed on the business income of every unincorporated business that is carried on in New York City. The UBT is imposed for each taxable year at a rate of 4 percent of taxable income that is allocable to New York City. There was no UBT for 2009 and the 2008 UBT liability was approximately $1.7 million.

We are also subject to taxes in Luxembourg, through Solar Capital Luxembourg I S.a.r.l., a wholly-owned subsidiary. Under the laws of Luxembourg, we pay a corporate income tax and a municipal business tax on our subsidiary’s taxable income.

Solar Capital Ltd., a U.S. corporation, intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. Thus, it will no longer be subject to unincorporated business tax. (See “Taxation as a Regulated Investment Company” in Item 1 Business)

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through its multi-currency $355 million Credit Facility maturing in February 2013, $100 million Credit Facility II maturing in December 2015, $35 million Term Loan maturing in September 2013, from cash flows from operations, investment sales of liquid assets, repayments of senior and subordinated loans, income earned on investments and cash equivalents, and we expect through periodic follow-on equity and/or debt offerings. We may from time to time issue such securities in either public or private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

On February 9, 2010, we priced our initial public offering, selling 5.68 million shares at $18.50 per share. Immediately thereafter, our shares began to trade on the NASDAQ stock exchange under the ticker “SLRC”. In addition, we sold 600,000 shares at $18.50 in a concurrent private placement to Messrs. Gross and Spohler. A total of approximately $106.7 million was raised through the IPO (net of underwriting fees), and the private placement.

On November 30, 2010, we completed a private placement transaction conducted in accordance with Regulation D under the Securities Act in which we sold an aggregate of 2,850,000 shares of our common stock to certain institutional accredited investors and 115,000 shares of our common stock jointly to Michael S. Gross, our chairman and chief executive officer, and Bruce Spohler, our chief operating officer at a purchase price per share of $22.94, resulting in approximately $68 million in gross proceeds. We used the net proceeds resulting from this private placement transaction to repay $67 million of the Company’s then outstanding $125 million of certain senior unsecured notes.

On December 17, 2010, the Company repaid the outstanding $58 million of Senior Unsecured Notes with borrowings under the Credit Facility II.

The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

At December 31, 2010, 2009 and 2008, we had cash and cash equivalents of approximately $288.7 million, $5.7 million and $65.8 million, respectively. Cash provided by and (used in) operating activities for the years ended December 31, 2010, 2009 and 2008 was approximately $20.6 million, $17.2 million and ($106.8) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

Credit Facilities. On February 12, 2010, Solar Capital Ltd. amended and restated Solar Capital LLC’s $250 million Credit Facility, extending the maturity to February 2013 and increasing the total commitments under the facility to $270 million. Per the amended agreement, borrowings bear interest at a rate per annum equal to the base rate plus 3.25% or the alternate base rate plus 2.25%. The commitment fee on unused balances is 0.375%. The amendment also reduced the advance rates permitted on certain asset types and placed limitations on the secured borrowing amount. On May 26, 2010, the Credit Facility was amended to remove the limitations on the secured borrowing and increase the advance rates permitted on certain asset types. Total commitments under the Credit Facility have been increased to $355 million as a result of the addition of two new lenders on May 12, 2010 and June 23, 2010. The facility size may be increased up to $600 million with additional new lenders or the increase in commitments of current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change of control. In addition, the Credit Facility contains certain financial covenants that among other things, require the Company to maintain a minimum shareholder’s equity and a minimum debt to total assets ratio.

On December 17, 2010, we established the $100 million Credit Facility II with Wells Fargo Securities, LLC acting as administrative agent. In connection with the Credit Facility II, our wholly owned financing subsidiary, SC Funding II, as borrower, entered into a Loan and Servicing Agreement whereby we will transfer certain loans we have originated or acquired or will originate or acquire from time to time to SC Funding II via a Purchase and Sale Agreement. The Credit Facility II, among other things, matures on December 17, 2015 and generally bears interest based on LIBOR plus 3.00%. The Credit Facility II is secured by all of the assets held by SC Funding II. Under the Credit Facility II, Solar and SC Funding II, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility II includes usual and customary events of default for credit facilities of this nature.

Term Loan. On September 2, 2010, Solar Capital Ltd. entered into the fully funded $35 million Term Loan, which matures in September 2013, bears interest at a rate per annum equal to the base rate plus 3.25%, and has terms substantially similar to our revolving credit facilities.

Certain covenants may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

Contractual Obligations.

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Senior secured revolving credit facilities(1)	$400.0	$—	$300.0	$100.0	$—
Term Loan	$35.0	$—	$35.0	$—	$—

(1)	As of December 31, 2010, we had $55.0 million of unused borrowing capacity under our credit facility.

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

Borrowings

We had borrowings of $400.0 million and $88.1 outstanding as of December 31, 2010 and 2009, respectively, under the Credit Facilities. See “Credit Facilities” for a description of the Credit Facility and the Credit Facility II. We also had $35 million outstanding on the Term Loan as of December 31, 2010.

Distributions and Dividends

In December 2009, Solar Capital LLC declared a $75 million cash distribution, which was paid to the existing LLC Holders on a pro-rata basis on January 29, 2010.

On January 26, 2010, the board of directors of Solar Capital Ltd. declared a quarterly dividend of $0.60 per share, prorated for the number of days remaining in the first quarter after our initial public offering. The first quarterly dividend was $0.34 per share, on a pro-rated basis, and was paid on April 1, 2010 to holders of record as of March 18, 2010.

On May 4, 2010, the board of directors of Solar Capital Ltd. declared a quarterly dividend of $0.60 per share and was paid on July 2, 2010 to holders of record as of June 17, 2010.

On August 2, 2010, the board of directors of Solar Capital Ltd. declared a quarterly dividend of $0.60 per share and was paid on October 4, 2010 to holders of record as of September 17, 2010.

On November 2, 2010, the board of directors of Solar Capital Ltd. declared a quarterly dividend of $0.60 per share and was paid on December 30, 2010 to holders of record as of December 17, 2010.

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

•

From July 2006 through approximately the first quarter of 2009, Mr. Gross, the Company’s chairman and chief executive officer, was a partner in Magnetar Capital Partners LP. Mr. Spohler, our chief operating officer together with Solar Capital Partners LLC’s other investment professionals, advised Magnetar Financial LLC (“Magnetar”) on certain investments which coincide with those of Solar Capital. Certain entities affiliated with Magnetar owned as of December 31, 2010 and December 31, 2009, either directly or indirectly, approximately 12.5% and 42.84%, respectively, of our outstanding equity.

Solar Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, Solar Capital Partners presently serves as investment adviser to Solar Senior Capital Ltd., a closed-end management investment company that has filed a notice on Form N-6F of its intention to elect to be regulated as a business development company, which intends to focus on investing primarily in senior secured loans, including first lien, unitranche and second lien debt instruments. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Nicholas Radesca, our chief financial officer, serve in similar capacities for Solar Senior Capital Ltd. Solar Capital Partners and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the year ended December 31, 2010, certain of the loans in our portfolio had floating interest rates. Interest rates on these loans are typically based on floating LIBOR and reset to current market rates every one to six months. As we increase our investments in mezzanine and other subordinated loans we expect that our portfolio will have an increased percentage of fixed rate assets. A change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the fiscal year ended December 31, 2010, we did not engage in interest rate hedging activities.

The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at December 31, 2010 and interest expense is calculated based on our borrowings of $435 million as of December 31, 2010. The base interest rate case assumes the rates on our portfolio investments remain as they were on December 31, 2010. All of the hypothetical calculations are based on a model of our portfolio for the twelve months ended December 31, 2010 and assume no change to any input other than the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Estimated Percentage Change In

Change in Interest Rates	Interest Income Net of Interest Expense
-25 Basis Points	(0.01)%
Base Interest Rate	0.00%
+100 Basis Points	0.03%
+200 Basis Points	0.12%

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

	Australian Dollar	Euro	Pounds Sterling
Portfolio Investments (Long)
Par Amount, Fair Value for Equity (in Currency)	$32.6	€19.6	£37.3
Par Amount, Fair Value for Equity ($ in millions)	$33.4	$26.2	$58.2
Fair Value ($ in millions)	$32.2	$22.4	$47.1

Forward Contracts (Short)
Notional Amount (in Currency)	$30.6	€18.3	£37.9
Weighted Average Exchange Rate	0.9788	1.3259	1.575
Contract Amount ($ in millions)	$31.3	$24.5	$59.2
Fair Value ($ in millions)	$(1.3)	$(0.2)	$0.6

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Solar Capital Ltd. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2010, by correspondence with the custodian or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Capital Ltd. as of December 31, 2010 and 2009, and the results of its operations, the changes in its net assets, and cash flows for each of the years in the three year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

March 1, 2011

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	December 31, 2010	December 31, 2009
Assets
Investments at value:
Companies more than 25% owned (cost: $20,511 and $10,000, respectively)	$20,508	$9,000
Companies 5% to 25% owned (cost: $34,806 and $85,102, respectively)	29,235	93,423
Companies less than 5% owned (cost: $1,008,244 and $968,886, respectively)	926,478	760,717

Total investments (cost: $1,063,561 and $1,063,988, respectively)	976,221	863,140
Cash and cash equivalents	288,732	5,675
Interest and dividends receivable	5,592	7,547
Receivable for investments sold	10,560	—
Fee revenue receivable	3,935	5,824
Deferred offering costs	—	1,478
Deferred credit facility costs	5,904	914
Derivative assets	604	294
Prepaid expenses and other receivables	243	549

Total Assets	1,291,791	885,421

Liabilities
Credit facilities payable	400,000	88,114
Term loan	35,000	—
Payable for investments purchased	14,625	—
Distributions payable	—	75,136
Due to Solar Capital Partners LLC:
Investment advisory and management fee payable	4,892	8,663
Performance-based incentive fee payable	4,347	8,517
Derivative liabilities	1,539	25
Deferred fee revenue	1,242	3,532
Due to Solar Capital Management LLC	773	912
Interest payable	597	153
Income taxes payable	329	535
Other accrued expenses and payables	1,453	1,931

Total Liabilities	464,797	187,518

Net Assets
Partners’ capital	—	697,903
Common stock, par value $0.01 per share 36,383,158 shares issued and outstanding, 200,000,000 authorized	364	—
Paid in capital in excess of par	926,991	—
Distributions in excess of net investment income	(1,545)	—
Accumulated net realized losses	(10,541)	—
Net unrealized depreciation	(88,275)	—

Total Net Assets	$826,994	$697,903

Number of shares outstanding (Note 10)	36,383,158	32,860,454
Net Asset Value Per Share	$22.73	$21.24

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
INVESTMENT INCOME:
Interest and dividends:
Companies more than 25% owned	$670	$—	$2,652
Companies 5% to 25% owned	7,673	9,190	7,175
Other interest and dividend income	116,298	100,480	124,132

Total interest and dividends	124,641	109,670	133,959

Total investment income	124,641	109,670	133,959

EXPENSES:
Investment advisory and management fees	18,296	16,738	24,297
Performance-based incentive fee	17,305	16,815	9,008
Interest and other credit facility expenses	14,276	2,636	3,343
Administrative service fee	1,294	2,020	3,430
Other general and administrative expenses	3,930	3,971	4,853

Total operating expenses	55,101	42,180	44,931

Net investment income before income tax expense	69,540	67,490	89,028

Income tax expense	328	228	1,629

Net investment income	69,212	67,262	87,399

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FORWARD CONTRACTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments:
Companies more than 25% owned	—	(30)	—
Companies 5% to 25% owned	16,397	—	—
Companies less than 5% owned	(55,762)	(253,364)	(16,878)

Net realized loss on investments	(39,365)	(253,394)	(16,878)
Forward contracts	(3,124)	(12,608)	13,086
Foreign currency exchange	3,521	1,104	2,915

Net realized loss before income taxes	(38,968)	(264,898)	(877)

Income tax expense on realized gain (loss)	—	—	60

Net realized loss	(38,968)	(264,898)	(937)

Net change in unrealized gain (loss):
Investments:
Companies more than 25% owned	997	(3,900)	(300)
Companies 5% to 25% owned	(13,892)	3,823	2,117
Companies less than 5% owned	126,403	287,748	(498,157)

Net unrealized gain (loss) on investments	113,508	287,671	(496,340)
Forward contracts	(1,204)	(2,583)	4,087
Foreign currency exchange	(663)	(516)	(37)

Net change in unrealized gain (loss)	111,641	284,572	(492,290)

Net realized and unrealized gain (loss) on investments, forward contracts and foreign currencies	72,673	19,674	(493,227)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$141,885	$86,936	$(405,828)

Earnings (loss) per share	$4.27	$2.65	$(12.35)

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands except shares)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Increase (decrease) in net assets resulting from operations:
Net investment income	$69,212	$67,262	$87,399
Net realized loss	(38,968)	(264,898)	(937)
Net change in unrealized gain (loss)	111,641	284,572	(492,290)

Net increase (decrease) in net assets resulting from operations	141,885	86,936	(405,828)

Dividends (distributions) to shareholders declared	(72,657)	(241,706)	—

Capital share transactions:
Proceeds from shares sold	184,215	—	—
Common stock offering costs	(10,198)	—	—
Senior notes issued in Solar Capital Merger	(125,000)	—	—
Reinvestment of dividends	10,846	—	—

Net increase in net assets resulting from capital share transactions	59,863	—	—

Net increase (decrease) in net assets	129,091	(154,770)	(405,828)
Net assets at beginning of year	697,903	852,673	1,258,501

Net assets at end of year	$826,994	$697,903	$852,673

Distributions in excess of net investment income	$1,545	$—	$—

See notes to consolidated financial statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except shares)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Cash Flows from Operating Activities:
Net increase (decrease) in net assets from operations	$141,885	$86,936	$(405,828)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Net realized loss from investments	39,365	253,394	16,878
Net realized gain from foreign currency exchange	(3,521)	(1,104)	(2,915)
Net change in unrealized (gain) loss on investments	(113,508)	(287,671)	496,340
Net change in unrealized (gain) loss on forward contracts	1,204	2,583	(4,087)

(Increase) decrease in operating assets:
Purchase of investment securities	(381,521)	(214,109)	(231,137)
Proceeds from disposition of investment securities	342,582	153,461	128,440
Receivable for investments sold	(10,560)	—	31,985
Interest and dividends receivable	1,955	3,194	1,579
Fee revenue receivable	1,889	(829)	(2,128)
Deferred offering costs	1,478	(772)	(706)
Deferred credit facility costs	(4,990)	549	(1,463)
Foreign tax receivable	—	101	4
Withholding tax receivable	—	16,505	(16,505)
Prepaid expenses and other receivables	306	(308)	(239)

Increase (decrease) in operating liabilities:
Payable for investments purchased	14,625	—	(125,000)
Investment advisory and management fee payable	(3,771)	3,369	(953)
Performance-based incentive fee payable	(4,170)	3,012	5,505
Deferred fee revenue	(2,290)	(460)	1,306
Due to Solar Capital Management LLC	(139)	(173)	518
Income taxes payable	(206)	(1,200)	1,227
Interest payable	444	153	—
Other accrued expenses and payables	(478)	555	413

Net Cash Provided by (Used in) Operating Activities	20,579	17,186	(106,766)

Cash Flows from Financing Activities:
Proceeds from shares sold	184,215	—	—
Common stock offering costs	(10,198)	—	—
Cash dividends paid	(61,811)	—	—
Distributions to share holders paid in cash	(75,136)	(166,570)	—
Proceeds from borrowings on term loan	35,000	—	—
Repayments of borrowings on senior notes	(125,000)	—	—
Proceeds from borrowings on credit facilities	845,000	383,034	61,320
Repayments of borrowings on credit facilities	(529,592)	(293,816)	(58,405)

Net Cash Provided by (Used in) Financing Activities	262,478	(77,352)	2,915

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	283,057	(60,166)	(103,851)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,675	65,841	169,692

CASH AND CASH EQUIVALENTS AT END OF YEAR	$288,732	$5,675	$65,841

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,454	$1,410	$530
Cash paid for income taxes	$534	$1,428	$1,015

Non-cash financing activity:
Distributions payable	—	$75,136	$—
Reinvestment of dividends	$10,846	$—	$—
Issuance of senior notes	$125,000	$—	$—

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(in thousands, except shares)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans—25.3%
Asurion Corporation(18)	Insurance	6.76%	7/3/2015	$49,310	$49,266	$46,609
Classic Cruises Holdings(5)	Leisure, Motion Pictures, Entertainment	10.11%	1/31/2015	26,000	25,478	23,920
Emdeon Business Services LLC	Healthcare, Education, and Childcare	5.26%	5/16/2014	15,000	15,087	14,850
Fulton Holding Corp.(18)	Retail Stores	13.82%	5/28/2016	35,000	33,964	35,000
Ram Energy Resources, Inc.	Oil & Gas	12.75%	11/29/2012	9,270	9,247	8,899
Roundy’s Supermarkets, Inc.—2nd Lien(18)	Grocery	10.00%	4/16/2016	22,000	21,612	22,371
USAW 767(10)	Aerospace & Defense	14.50%	12/31/2012	6,753	6,621	6,618
ViaWest Inc(18)	Personal, Food and Misc. Services	13.50%	5/20/2016	32,757	31,863	31,774
Vision Holding Corp.	Healthcare, Education, and Childcare	12.00%	11/23/2016	40,000	39,238	39,225
VPSI, Inc.	Personal Transportation	12.00%	12/23/2015	18,333	17,877	17,875

Total Bank Debt/Senior Secured Loans				$254,423	$250,253	$247,141

Subordinated Debt/Corporate Notes—66.6%
Ares Capital Corporation(17)	Finance	6.00%	4/1/2012	$15,393	$12,046	$15,947
Ares Capital Corporation(18)	Finance	6.63%	7/15/2011	14,500	12,552	14,784
Adams Outdoor Advertising	Diversified / Conglomerate Service	18.00%	12/8/2015	42,500	41,784	41,775
AMC Entertainment Holdings, Inc.	Leisure, Motion Pictures, Entertainment	5.30%	6/13/2012	25,729	25,564	23,414
Booz Allen	Aerospace & Defense	13.00%	7/31/2016	17,362	17,103	17,927
Direct Buy Inc.(18)	Home and Office Furnishing, Consumer Products	16.00%	5/30/2013	38,100	37,724	34,614
DS Waters	Beverage, Food, and Tobacco	15.00%	4/24/2012	107,759	107,158	100,216
Earthbound(18)	Farming & Agriculture	14.25%	6/21/2017	58,947	57,475	58,358
Fleetpride Corporation(18)	Cargo Transport	11.50%	10/1/2014	43,000	43,119	41,065
Grakon, LLC(12)	Machinery	14.00%	6/19/2013	22,084	18,620	6,625
Iglo Birds Eye Group Limited(3)(4)	Beverage, Food, and Tobacco	11.79%	11/3/2016	5,100	5,131	5,144
Iglo Birds Eye Group Limited(3)(4)	Beverage, Food, and Tobacco	11.33%	11/3/2016	12,378	15,257	12,427
Magnolia River, LLC	Hotels, Motels, Inns & Gaming	14.00%	4/28/2014	19,064	18,492	18,111
Midcap Financial Intermediate Holdings, LLC(16)(18)	Banking	14.25%	7/9/2015	75,000	73,205	73,125
ProSieben Sat.1 Media AG(3)(8)	Broadcasting & Entertainment	8.14%	3/6/2017	21,059	19,813	17,247
Richelieu Foods, Inc.(17)	Beverage, Food, and Tobacco	13.75%	5/18/2016	22,500	21,901	21,881
Rug Doctor L.P.(18)	Personal, Food and Misc. Services	14.96%	10/31/2014	49,715	47,828	47,229
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment	11.18%	12/29/2013	20,712	16,328	20,297
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment	12.00%	12/29/2013	8,794	6,212	8,003
Shoes For Crews, LLC(17)	Textiles and Leather	13.75%	7/23/2016	15,650	15,249	15,650
Tri-Star Electronics International, Inc.	Aerospace & Defense	15.25%	8/2/2013	22,834	22,743	21,236
Weetabix Group(3)(7)	Beverage, Food, and Tobacco	10.53%	9/14/2016	14,586	17,092	11,304
Weetabix Group(3)(7)	Beverage, Food, and Tobacco	10.03%	5/7/2017	31,206	38,421	23,405

Total Subordinated Debt/Corporate Notes				$703,972	$690,817	$649,784

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2010

(in thousands, except shares)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Preferred Equity—0.4%
SODO Corp.(10)(20)	Aerospace & Defense	10.00%	—	388	$390	$390
SOCAY Corp.(10)(20)	Aerospace & Defense	10.00%	—	3,484	3,500	3,500
Wyle Laboratories	Aerospace & Defense	8.00%	7/17/2015	387	39	44

Total Preferred Equity					$3,929	$3,934

Common Equity / Partnership Interests —7.7%
Ark Real Estate Partners LP(9)(11)(19)	Real Estate			34,806,121	$34,806	$29,235
Direct Buy Inc.	Home and Office Furnishing, Consumer Products			5,000,000	5,000	2,500
Global Garden Products(3)(6)	Farming & Agriculture			88,483	—	—
Grakon, LLC	Machinery			1,714,286	1,714	—
Great American Group Inc.(13)	Personal, Food and Misc. Services			572,800	2,681	281
Great American Group Inc.(14)	Personal, Food and Misc. Services			187,500	3	92
National Specialty Alloys, LLC(10)	Mining, Steel, Iron, and Nonprecious Metals			1,000,000	10,000	10,000
Nuveen Investments, Inc.	Finance			3,000,000	30,000	7,500
NXP Semiconductors Netherlands B.V.(3)(15)	Electronics			1,139,081	31,057	21,897
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment			4,285,714	3,301	3,857

Total Common Equity/Partnerships Interests					$118,562	$75,362

Total Investments					$1,063,561	$976,221

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act. Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2010.
(3)	The following entities are domiciled outside the United States and the investments are denominated in either Euro, British Pounds or Australian Dollars: Iglo Birds Eye Group Limited, Global Garden Products and Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; and Seven Media Group Pty Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s investments in Iglo Birds Eye Group Limited are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital Ltd.’s investments in Classic Cruises Holdings are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital Ltd.’s investments in Global Garden Products are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Solar Capital Ltd.’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(8)	Solar Capital Ltd.’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(9)	Solar Capital Ltd. has an unfunded commitment of $9,946.
(10)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	Investment is on non-accrual status
(13)	Founders Shares

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2010

(in thousands, except shares)

(14)	Contingent Founders Shares
(15)	Administrative agent to NXP management equity plan
(16)	Includes an unfunded par commitment of $15,000.
(17)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 6 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of December 31, 2010, all other investments were pledged as collateral for the Senior Secured Revolving Credit Facility and the Term Loan (see Note 6 to the consolidated financial statements).
(18)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. (See note 18 above for further explanation.) Par amounts held through Solar Capital Funding II LLC include: Asurion $14,224; Fulton Holding Corp. $18,000; Roundy’s Supermarkets Inc. $10,000; ViaWest Inc. $15,054; Ares Capital Corporation $12,000; Direct Buy Inc. $15,000; Earthbound $23,500; Fleetpride Corporation $23,500; Midcap Financial Intermediate Holdings, LLC $23,500; and Rug Doctor L.P. $9,371. Remaining par balances are held directly by Solar Capital Ltd.
(19)	Solar Capital Ltd.’s investments in Ark Real Estate Partners LP are held though it wholly-owned subsidiary SLRC ADI Corp.
(20)	Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2010

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2010

Beverage, Food, and Tobacco	18%
Personal, Food and Misc. Services	8%
Banking	7%
Farming & Agriculture	6%
Healthcare, Education, and Childcare	5%
Aerospace & Defense	5%
Broadcasting & Entertainment	5%
Leisure, Motion Pictures, Entertainment	5%
Insurance	5%
Diversified / Conglomerate Service	4%
Cargo Transport	4%
Finance	4%
Home and Office Furnishing, Consumer Products	4%
Retail Stores	4%
Real Estate	3%
Grocery	2%
Electronics	2%
Hotels, Motels, Inns & Gaming	2%
Personal Transportation	2%
Textiles and Leather	2%
Mining, Steel, Iron, and Nonprecious Metals	1%
Oil & Gas	1%
Machinery	1%

100%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

(in thousands, except shares)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans—18.8%
Affinity 1st Lien	Printing, Publishing, Broadcasting	12.75%	3/31/2010	$18,771	$18,372	$18,489
Asurion Corporation	Insurance	6.73%	7/3/2015	55,000	54,939	51,700
Classic Cruises Holdings (5)	Leisure, Motion Pictures, Entertainment	10.02%	1/31/2015	26,000	25,350	20,800
Emdeon Business Services LLC	Healthcare, Education, and Childcare	5.29%	5/16/2014	15,000	15,112	14,400
National Interest Security Corporation (11)	Aerospace & Defense	15.00%	6/11/2013	25,182	24,740	26,152
Ram Energy Resources, Inc.	Oil & Gas	12.75%	11/29/2012	12,827	12,769	12,058
Wyle Laboratories	Aerospace & Defense	15.00%	1/17/2015	20,000	19,614	19,900

Total Bank Debt/Senior Secured Loans				$172,780	$170,896	$163,499

Subordinated Debt/Corporate Notes—74.4%
Allied Capital	Finance	6.00%	4/1/2012	15,393	$9,362	$14,392
Allied Capital	Finance	6.63%	7/15/2011	14,500	8,880	13,920
Adams Outdoor Advertising	Diversified / Conglomerate Service	13.50%	6/20/2011	40,000	39,445	35,360
Adams Outdoor Advertising	Diversified / Conglomerate Service	10.88%	6/20/2011	18,237	18,345	15,538
AMC Entertainment Holdings, Inc.	Leisure, Motion Pictures, Entertainment	5.25%	6/13/2012	24,383	24,106	20,433
Booz Allen	Aerospace & Defense	13.00%	7/31/2016	43,000	42,220	43,000
Casema B.V. (3)	Telecommunications	9.73%	9/13/2016	7,860	7,542	7,565
Casema B.V. (3)	Telecommunications	9.69%	9/13/2016	8,478	8,135	8,109
Direct Buy Inc.	Home and Office Furnishing, Consumer Products	16.00%	5/30/2013	36,593	36,092	31,104
DS Waters	Beverage, Food, and Tobacco	14.00%	4/24/2012	99,565	98,664	95,085
Earthbound	Beverage, Food, and Tobacco	15.25%	7/20/2016	40,000	38,875	39,800
Fleetpride Corporation	Cargo Transport	11.50%	10/1/2014	43,000	43,145	38,754
FreedomRoads	Automotive	16.00%	6/20/2011	27,500	27,076	25,603
Global Garden Products (3)(6)(12)	Farming & Agriculture	12.72%	10/31/2016	19,674	20,136	—
Grakon, LLC (13)	Machinery	12.00%	6/19/2013	20,403	19,306	5,101
Iglo Birds Eye Group Limited (3)(4)	Beverage, Food, and Tobacco	8.99%	11/3/2016	5,230	4,908	4,942
Iglo Birds Eye Group Limited (3)(4)	Beverage, Food, and Tobacco	8.52%	11/3/2016	12,200	14,701	11,527
Jonathan Engineering Solutions Corp. (12)	Diversified/Conglomerate Manufacturing	16.50%	6/29/2014	4,219	4,045	—
Jonathan Engineering Solutions Corp. (12)	Diversified/Conglomerate Manufacturing	13.00%	6/29/2014	10,641	10,614	—
Learning Care Group No.2, Inc	Healthcare, Education, and Childcare	13.50%	12/28/2015	31,173	30,797	27,276
Magnolia River, LLC	Hotels, Motels, Inns & Gaming	14.00%	4/28/2014	19,064	18,327	13,345
National Interest Security Corporation(11)	Aerospace & Defense	15.00%	6/11/2013	30,539	30,229	31,303
Pacific Crane Maintenance Company, L.P. (12)	Machinery	13.00%	2/15/2014	9,045	8,920	—
ProSieben Sat.1 Media AG (3)(8)(13)	Broadcasting & Entertainment	8.15%	3/6/2017	21,437	19,804	5,505
Rug Doctor L.P.	Personal, Food and Misc. Services	14.94%	10/31/2014	48,253	45,920	45,841
Seven Media Group Pty Limited (3)	Broadcasting & Entertainment	11.18%	12/29/2013	18,086	16,328	16,278
Seven Media Group Pty Limited (3)	Broadcasting & Entertainment	12.00%	12/29/2013	6,857	5,283	6,068
Tri-Star Electronics International, Inc.	Aerospace & Defense	15.25%	8/2/2013	22,546	22,420	16,008
Wastequip, Inc. (13)	Containers, Packaging and Glass	12.00%	2/5/2015	15,745	14,953	3,149
Weetabix Group (3)(7)	Beverage, Food, and Tobacco	10.62%	9/14/2016	13,627	16,335	9,879
Weetabix Group (3)(7)	Beverage, Food, and Tobacco	9.83%	5/7/2017	29,211	34,948	20,447
Wire Rope Corporation (nka WireCo World Group)	Diversified/Conglomerate Manufacturing	11.00%	2/8/2015	39,000	38,302	36,660

Total Subordinated Debt/Corporate Notes				$795,459	$778,163	$641,992

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2009

(in thousands, except shares)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Preferred Equity—0.1%
Wyle Laboratories	Aerospace & Defense	8.00%	7/17/2015	$39	$39	$40

Total Preferred Equity				$39	$39	$40

Common Equity / Partnership Interests / Warrants—6.7%
Ark Real Estate Partners LP (9)(11)	Real Estate			28,006,121	$28,006	$19,675
Direct Buy Inc.	Home and Office Furnishing, Consumer Products			5,000,000	5,000	1,040
Grakon, LLC	Machinery			1,714,286	1,714	—
Great American Group Inc. (14)	Business Services			572,800	2,681	1,874
Great American Group Inc. (15)	Business Services			187,500	3	614
Great American Group Inc. (16)	Business Services			125,000	—	—
National Interest Security Corporation(11)	Aerospace & Defense			2,265,023	2,125	16,293
National Specialty Alloys, LLC(10)	Mining, Steel and Nonprecious Metals			1,000,000	10,000	9,000
Nuveen Investments, Inc.	Finance			3,000,000	30,000	6,000
NXP Semiconductors Netherlands B.V.(3)	Electronics			944,628	31,060	1,697
Pacific Crane Maintenance Company, L.P.	Machinery			10,000	1,000	—
Seven Media Group Pty Limited (3)	Broadcasting & Entertainment			4,285,714	3,301	1,416

Total Common Equity/Partnerships Interests / Warrants					$114,890	$57,609

Total Investments					$1,063,988	$863,140

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act. Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2009.
(3)	The following entities are domiciled outside the United States: Casema B.V. and NXP Semiconductors Netherlands B.V. in The Netherlands; Iglo Birds Eye Group Limited, Global Garden Products and Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; and Seven Media Group Pty Limited in Australia. All other investments are domiciled in the United States.
(4)	Solar Capital LLC’s investments in Iglo Birds Eye Group Limited are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital LLC’s investments in Classic Cruises Holdings are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital LLC’s investments in Global Garden Products are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Solar Capital LLC’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(8)	Solar Capital LLC’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(9)	Solar Capital LLC has an unfunded commitment of $16,745.
(10)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	Investment is on non-accrual status.
(13)	Investments are current on all obligations with interest payments being applied to principal.
(14)	Common Shares
(15)	Founders Shares
(16)	Contingent Founders Shares

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

December 31, 2010

(in thousands, except shares)

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

Note 2. Significant Accounting Policies

Basis of Presentation—The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company and its wholly-owned subsidiaries, Solar Capital Luxembourg I S.a.r.l., which was incorporated under the laws of the Grand Duchy of Luxembourg on April 26, 2007, and Solar Capital Funding II LLC (“SC Funding II”), a Delaware limited liability company formed on December 8, 2010. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated.

Certain prior period amounts have been reclassified to conform to current period presentation. As required by ASC 260-10, Earnings Per Share, the number of shares used to calculate weighted average shares for use in computations on a per share basis have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Merger.

Investments—The Company applies fair value accounting in accordance with GAAP. Securities transactions are accounted for on trade date. Securities for which market quotations are readily available on an exchange are valued at such price as of the closing price on the valuation date. The Company may also obtain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(in thousands, except shares)

quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(in thousands, except shares)

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

Fee Revenue Receivable—Fee revenue receivable consists of premium payments owed to the Company at the maturity of certain loans. The premium payments are recorded as a receivable at the inception of the loan and are accreted into interest income over the respective terms of the applicable loans.

Deferred Fee Revenue—Deferred fee revenue represents the unearned portion of premium payments owed to the Company at the maturity of certain loans.

U.S. Federal Income Taxes—The Company intends to elect to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For year ended December 31, 2010, $120 was recorded for U.S. Federal excise tax.

The Company is also subject to taxes in Luxembourg, through Solar Capital Luxembourg I S.a.r.l., a wholly-owned subsidiary. Under the laws of Luxembourg, the Company pays a corporate income tax and a municipal business tax on its subsidiary’s taxable income.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(in thousands, except shares)

included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Capital Accounts—Certain capital accounts including undistributed net investment income, accumulated net realized gain or loss, net unrealized appreciation or depreciation, and paid in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

Dividends—Dividends and distributions to common stockholders are recorded on the ex-dividend date. Quarterly dividend payments are determined by the Board and are generally based upon taxable earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment. We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend. While we generally use newly issued shares to implement the plan (especially if our shares are trading at a premium to net asset value), we may purchase shares in the open market in connection with our obligations under the plan. In particular, if our shares are trading at a significant enough discount to net asset value and we are otherwise permitted under applicable law to purchase such shares, we intend to purchase shares in the open market in connection with our obligations under our dividend reinvestment plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(in thousands, except shares)

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

Receivable for Investments Sold—Receivable for investments sold represents funds that have not been received for investments that were sold.

Payable for Investments Purchased—Payable for investments purchased represents funds that have not been disbursed for investment purchases.

Deferred Credit Facility Costs—Deferred credit facility costs are being amortized over the life of the related credit facility.

Note 3. Investments

Investments consisted of the following as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$250,253	$247,141	$170,896	$163,499
Subordinated Debt/Corporate Notes	690,817	649,784	778,163	641,992
Preferred Equity	3,929	3,934	39	40
Common Equity/Partnership Interests/Warrants	118,562	75,362	114,890	57,609

Total	$1,063,561	$976,221	$1,063,988	$863,140

As of December 31, 2010, the Company had one investment on non-accrual status with a total market value of $6.6 million, and three investments on non-accrual status with no market value on December 31, 2009. Additionally, there were three assets that were performing as of December 31, 2009, but interest payments were being applied to principal rather than interest income (“cost recovery”), because at the time management believed it was unlikely there would be full principal repayment. As of December 31, 2010, there were no assets on cost recovery.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(in thousands, except shares)

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

Note 5. Derivatives

The Company is exposed to foreign exchange risk through its investments denominated in foreign currencies. The Company mitigates this risk through the use of foreign currency forward contracts. As an investment company, all changes in the fair value of assets, including changes caused by foreign currency fluctuation, flow through current earnings. The forward contracts serve as an economic hedge with their realized and unrealized gains and losses also recorded in current earnings. The Company has no derivatives designated as hedging instruments. During the year ended December 31, 2010, we entered into 77 foreign currency forward contracts with durations of 1 month and the average U.S. dollar value of foreign currency forward contracts was $28,181. During the year ended December 31, 2009, we entered into 81 foreign currency forward contracts with durations of 1 to 3 months and the average U.S. dollar value of foreign currency forward contracts was $29,757.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(in thousands, except shares)

As of December 31, 2010, there were three open forward foreign currency contracts denominated in Euro, Australian Dollar and British Pounds, all of which terminate on January 7, 2011. As of December 31, 2009, there were nine open forward foreign currency contracts denominated in Euro, Australian Dollar and British Pounds, six of which terminated on January 15, 2010 and three of which terminated on February 16, 2010. At December 31, 2010 and 2009, there were no fixed collateral held by counterparties for the open contracts and no credit-related contingent features associated with any of the open forward contracts. The contract details are as follows:

		December 31, 2010			December 31, 2009
Purchase:	Counterparty	Local Currency	USD Value	Unrealized appreciation (depreciation)	Local Currency	USD Value	Unrealized appreciation (depreciation)
USD / AUD	SunTrust Bank	30,639	$31,337	$(1,348)	(734)	$658	$1
USD / AUD	SunTrust Bank				734	669	10
USD / AUD	SunTrust Bank				734	655	(1)
USD / EURO	SunTrust Bank	18,307	24,464	(191)	(317)	461	(7)
USD / EURO	SunTrust Bank				317	463	10
USD / EURO	SunTrust Bank				6,317	9,185	135
USD / GBP	SunTrust Bank	37,942	59,155	604	(825)	1,351	(17)
USD / GBP	SunTrust Bank				825	1,342	8
USD / GBP	SunTrust Bank				6,825	11,165	130

Total			$114,956	$(935)		$25,949	$269

The following tables show the fair value and effect of the derivative instruments on the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Operations:

Fair Values of Derivative Instruments
	Derivative Assets
	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments(a)
Foreign exchange contracts	Derivative assets	$604	Derivative assets	$294

Total derivative assets		$604		$294

	Derivative Liabilities
	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments(a)
Foreign exchange contracts	Derivative liabilities	$1,539	Derivative liabilities	$25

Total derivative liabilities		$1,539		$25

(a)	See Note 2 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(in thousands, except shares)

Note 6. Borrowing Facilities, Senior Unsecured Notes, and Term Loan

Senior Secured Revolving Credit Facility—On January 11, 2008, Solar Capital LLC entered into a $200 million Senior Secured Revolving Credit Facility (the “Credit Facility”) with Citigroup Global Markets, Inc. (“CGMI”), various lenders, and Citibank, N.A., as administrative agent for the lenders. CGMI acted as the sole lead bookrunner and the sole lead arranger for the Credit Facility.

On February 12, 2010, Solar Capital Ltd. amended and restated the Credit Facility, extending the maturity to February 2013 and increasing the total commitments under the facility to $270 million. Per the amended agreement, borrowings bear interest at a rate per annum equal to the base rate plus 3.25% or the alternate base rate plus 2.25%. The commitment fee on unused balances is 0.375%. The amendment also reduced the advance rates permitted on certain asset types and placed limitations on the secured borrowing amount. On May 26, 2010, the Credit Facility was amended to remove the limitations on the secured borrowing amount and increase the advance rates permitted on certain asset types. Total commitments under the Credit Facility have been increased to $355 million as a result of the addition of two new lenders on May 12, 2010 and June 23, 2010. The facility size may be increased up to $600 million with additional new lenders or the increase in commitments of current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change of control. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum debt to total assets ratio.

Term Loan—On September 2, 2010, Solar Capital Ltd. entered into a fully funded $35 million senior secured term loan (the “Term Loan”), which matures in September 2013, bears interest at a rate per annum equal to the base rate plus 3.25%, and has terms substantially similar to our existing revolving credit facility. The Term Loan contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change of control. In addition, the Term Loan contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholders’ equity and a minimum debt to total assets ratio.

Senior Secured Loan Facility—On December 17, 2010, Solar Capital Ltd. entered into a new $100 million Senior Secured Credit Facility (the “Credit Facility II”) with Wells Fargo Securities LLC, as administrative agent. Solar Capital entered into (i) a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with SC Funding II, pursuant to which Solar Capital will sell to SC Funding II certain loans that it has originated or acquired, or will originate or acquire (the “Loans”) from time to time; (ii) a Loan and Servicing Agreement (the “Loan and Servicing Agreement” and, together with the Purchase and Sale Agreement, the “Agreements”) with SC Funding II as borrower; and (iii) various supporting documentation. The Credit Facility II is secured by all of the assets held by SC Funding II. The Credit Facility II, among other things, matures on December 17, 2015 and bears interest based on LIBOR plus 3.00%. Under the Agreements, Solar Capital and SC Funding II, as applicable, are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Purchase and Sale Agreement includes usual and customary events of default for credit facilities of this nature.

Senior Unsecured Notes—On February 9, 2010, in connection with the Merger, senior unsecured notes (the “Senior Unsecured Notes”) of Solar Capital Ltd. were issued to certain equity holders. The Senior Unsecured Notes were scheduled to mature in February 2014 and had a coupon of 8.75%, payable quarterly in cash beginning May 1, 2010. The Senior Unsecured Notes were redeemable at any time, in whole or in part, at a price of 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Further, net cash proceeds from the issuance of any other senior notes had to be used either to redeem or make an offer to purchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(in thousands, except shares)

the outstanding Senior Unsecured Notes at a price of 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. The Senior Unsecured Notes subjected Solar Capital Ltd. to customary covenants, including, among other things, (i) a requirement to maintain an “asset coverage ratio” of at least 2.00 to 1.00; (ii) a requirement that in the event of a “change of control” (as defined in the agreement governing the Senior Unsecured Notes) Solar Capital Ltd. will be required to offer to repurchase the Senior Unsecured Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase; and (iii) a restriction on incurring any debt on a junior lien basis, or any debt that is contractually subordinated in right of payment to any other debt unless it is also subordinated to the Senior Unsecured Notes on substantially identical terms. The agreement under which the Senior Unsecured Notes have been issued contained customary events of default. The Senior Unsecured Notes were repaid in full in December 2010 at par plus accrued interest.

The weighted average annualized interest cost for all borrowings for the year ended December 31, 2010 and 2009 was 7.71% and 3.85%, respectively. These costs are exclusive of commitment fees and for other prepaid expenses related to establishing the Credit Facility, the Credit Facility II, the Senior Unsecured Notes, and the Term Loan (collectively the “Credit Facilities”). This weighted average annualized interest cost reflects the average interest cost for all outstanding borrowings. The average debt outstanding for the year ended December 31, 2010 and 2009 was $140,301 and $29,035, respectively. The maximum amounts borrowed on the Credit Facilities during the year ended December 31, 2010 and 2009 were $435,000 and $122,065, respectively. There was $435,000 drawn on the Credit Facilities as of December 31, 2010 and $88,114 outstanding as of December 31, 2009. At December 31, 2010 and 2009, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(in thousands, except shares)

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2010 and 2009:

Fair Value Measurements

As of December 31, 2010

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$46,609	$200,532	$247,141
Subordinated Debt / Corporate Notes	—	83,476	566,308	649,784
Preferred Equity	—	—	3,934	3,934
Common Equity / Partnership Interests	373	21,897	53,092	75,362
Derivative assets—forward contracts	—	604	—	604
Liabilities:
Derivative liabilities—forward contracts	—	1,539	—	1,539

Fair Value Measurements

As of December 31, 2009

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$163,499	$163,499
Subordinated Debt / Corporate Notes	—	65,961	576,031	641,992
Preferred Equity	—	—	40	40
Common Equity / Partnership Interests / Warrants	—	2,488	55,121	57,609
Derivative assets—forward contracts	—	294	—	294
Liabilities:
Derivative liabilities—forward contracts	—	25	—	25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(in thousands, except shares)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the years ended December 31, 2010 and 2009, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2010 and 2009:

The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the year.

Fair Value Measurements Using Level 3 Inputs

As of December 31, 2010

	Bank Debt/Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/Warrants
Fair value, January 1, 2010	$163,499	$576,031	$40	$55,121
Total gains or losses included in earnings:
Net realized gain (loss)	463	(54,012)	—	15,316
Net change in unrealized gain (loss)	3,704	86,974	4	(4,006)
Purchases, sales, issuances, and settlements (net)	84,566	315	3,890	(11,642)
Transfers out of Level 3	(51,700)	(43,000)	—	(1,697)

Fair value, December 31, 2010	$200,532	$566,308	$3,934	$53,092

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain:	$5,522	$18,999	$4	$9,161

During 2010, one asset with a fair value of $0.4 million was transferred from Level 2 to Level 1 when trading restrictions expired on a publicly traded equity investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(in thousands, except shares)

Fair Value Measurements Using Level 3 Inputs

As of December 31, 2009

	Bank Debt/Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/Warrants
Fair value, January 1, 2009	$97,665	$509,416	$6,145	$67,752
Total gains or losses included in earnings:
Net realized loss	(50,032)	(75,837)	(61,101)	(61,081)
Net change in unrealized gain (loss)	82,880	58,509	54,957	48,941
Purchases, sales, issuances, and settlements (net)	(770)	83,943	39	(491)
Transfers into Level 3	33,756	—	—	—

Fair value, December 31, 2009	$163,499	$576,031	$40	$55,121

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$34,333	$23,128	$2	$(9,480)

Note 9. Stockholders’ Equity

The table below illustrates the effect of certain transactions on our capital accounts for the year ended December 31, 2010:

	Common Stock		Partners’ Capital	Paid in Capital in Excess of Par	Distributions in Excess of Net Investment Income	Accumulated Net Realized Gain/(Loss)	Net Unrealized Depreciation	Total Stockholders’ Equity
	Shares	Par Amount
Balance at December 31, 2009	—	$—	$697,903	$—	$—	$—	$—	$697,903
Solar Capital Merger(1)	26,647,312	266	(697,903)	772,553	—	—	(199,916)	(125,000)
Issuances of common stock in IPO(2)	6,280,945	63	—	106,088	—	—	—	106,151
Issuances of common stock in private placement(2)	2,965,000	30		67,836				67,866
Reinvestment of dividends	489,901	5	—	10,841	—	—	—	10,846
Net increase in stockholders’ equity resulting from operations	—	—	—	—	69,212	(38,968)	111,641	141,885
Dividends declared ($2.14 per share)	—	—	—	—	(65,457)	(7,200)	—	(72,657)
Permanent tax differences	—	—	—	(30,327)	(5,300)	35,627	—	—

Balance at December 31, 2010	36,383,158	$364	$—	$926,991	$(1,545)	$(10,541)	$(88,275)	$826,994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(in thousands, except shares)

(1)	Immediately prior to the initial public offering, through a series of transactions Solar Capital Ltd. merged with Solar Capital LLC, leaving Solar Capital Ltd. as the surviving entity. Solar Capital Ltd. issued an aggregate of approximately 26.65 million shares of common stock and $125 million in Senior Unsecured Notes to the existing Solar Capital LLC unit holders in connection with the Merger.
(2)	On February 9, 2010 Solar Capital Ltd. priced its initial public offering, selling 5.68 million shares, including the underwriters over-allotment, at a price of $18.50 per share. Concurrent with this offering, management purchased an additional 600,000 shares through a private placement, also at $18.50 per share.
(3)	On November 30, 2010 Solar Capital Ltd. priced a private offering, selling 2.85 million shares, at a price of $22.94 per share. Concurrent with this offering, management purchased an additional 115,000 shares, also at $22.94 per share.

Note 10. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase (decrease) in shareholders’ equity per share resulting from operations for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Numerator for basic and diluted earnings per share:	$141,885	$86,936	$(405,828)
Denominator for basic and diluted weighted average share:	33,258,402	32,860,454	32,860,454
Basic and diluted net increase (decrease) in shareholders’ equity resulting from operations per share:	$4.27	$2.65	$(12.35)

As required by ASC 260-10, Earnings Per Share, the number of shares used to calculate weighted average shares for use in computations on a per share basis have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Merger.

Note 11. Income Tax Information and Distributions to Stockholders

The tax character of dividends for the fiscal year ended December 31, 2010 was as follows:

Ordinary income	$65,457	90.1%
Capital gains	7,200	9.9%

Total dividends	$72,657	100.0%

As of December 31, 2010, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

Net increase in net assets resulting from operations	$141,885
Net unrealized gain/loss on investments	(113,508)
Pre IPO earnings adjustment	15,164
Consolidated subsidiaries adjustment	9,994
Post-October 2010 capital losses	3,006
Other book-to-tax differences	20,821

Taxable income before deductions for dividends	$77,362

During 2010, as a result of permanent book-to-tax differences primarily due to adjustments relating to: merger related tax basis adjustments and net earnings derived during the period prior to the IPO, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(in thousands, except shares)

increased distributions in excess of net investment income by $5,300, decreased accumulated net realized loss by $35,627, and decreased paid-in capital in excess of par value by $30,327. Aggregate stockholders’ equity was not affected by this reclassification.

As of December 31, 2010, the components of accumulated gain and losses on a tax basis were as follows:

Undistributed ordinary income	$1,917
Undistributed long-term net capital gains	2,788

Total undistributed net earnings	4,705
Post-October 2010 capital losses	(3,006)
Net unrealized appreciation on investments	32,795

Total undistributed taxable income	$34,494

Tax information for the fiscal year ended December 31, 2010 is an estimate and will not be finally determined until the Company files its 2010 tax return in September 2011.

We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

Under the recently enacted Regulated Investment Company Modernization Act of 2010, the Company will be permitted to carry forward capital losses incurred in taxable years beginning after December 22, 2010 for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term capital losses rather than being considered all short-term as under previous law.

Pre-Merger Taxation

Prior to the February 9, 2010, the Company was classified as a partnership for U.S. tax purposes, and therefore was generally not subject to federal and state income taxes. Each partner took into account separately on their tax return their share of the taxable income, gains, losses, deductions or credits for the partnership’s taxable year. Accordingly, no provisions were made in the accompanying financial statements for federal and state income tax.

The Company was subject to New York City unincorporated business tax (UBT), which is imposed on the business income of every unincorporated business that is carried on in New York City. The UBT is imposed for each taxable year at a rate of approximately 4 percent of taxable income that is allocable to New York City.

As of December 31, 2009 the Company determined that a deferred tax asset of $2,354 may be realized in future periods due to realized and unrealized losses on originated assets associated with the Company’s unincorporated business activities in New York City as of such date. The realization of this deferred tax asset was deemed not likely to occur and accordingly, the Company set up a valuation allowance for the full amount. As a result of the Merger, the 2009 deferred tax asset will not be recognized. There were no deferred tax assets or liabilities as of December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(in thousands, except shares)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2010, 2009 and 2008:

Per Share Data: (a)	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Net asset value, beginning of year	$21.24	$25.95	$38.30
Net investment income	2.08	2.05	2.66
Net realized and unrealized gain (loss)	2.19	0.60	(15.01)

Net increase (decrease) in net assets resulting from operations	4.27	2.65	(12.35)
Effect of dilution	(0.33)	—	—
Offering costs	(0.31)	—	—
Dividends to shareholders declared	(2.14)	—	—
Distributions to unit holders declared	—	(7.36)	—

Net asset value, end of year	$22.73	$21.24	$25.95

Total return(b)	45.51%	10.16%	(32.25)%
Net assets, end of year	$826,994	$697,903	$852,673
Per share market value at end of year	24.78	N/A	N/A
Shares outstanding end of year	36,383,158	32,860,454	32,860,454
Ratio to average net assets:
Expenses without incentive fees	5.13%	3.35%	3.27%
Incentive fees	2.33%	2.20%	0.78%

Total expenses	7.46%	5.55%	4.05%
Net investment income without incentive fees	11.64%	11.06%	7.59%

(a)	Calculated using the average shares outstanding method. The number of shares used to calculate weighted average shares for the years ended December 31, 2009 and 2008 have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Merger.
(b)	Total 2010 return = [(ending market price per share – IPO price per share + dividends declared per share) / IPO price per share]
Total 2009 and 2008 return = Net increase (decrease) in net assets resulting from operations / Net asset value, beginning of year

Note 13. New Accounting Pronouncements and Accounting Standards Updates

Fair Value Measurements and Disclosures

In January 2010, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures Topic, which will require additional disclosures about inputs into valuation techniques and disaggregation of purchases, sales, issuances, and settlements in the Level 3 rollforward disclosure. Guidance regarding the disclosures about purchases, sales issuances, and settlements in the roll forward of activity in Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(in thousands, except shares)

Note 14. Related Parties

From July 2006 through approximately the first quarter of 2009, Mr. Gross, the Company’s chairman and chief executive officer, was a partner in Magnetar Capital Partners LP. Mr. Spohler, our chief operating officer together with Solar Capital Partners LLC’s other investment professionals, advised Magnetar Financial LLC (“Magnetar”) on certain investments which coincide with those of Solar Capital. Certain entities affiliated with Magnetar own as of December 31, 2010 and 2009, either directly or indirectly, approximately 19.53% and 42.84%, respectively, of our outstanding equity.

Note 15. Selected Quarterly Financial Data (unaudited)

For the Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2010	$31,644	$0.92	$17,384	$0.51	$24,974	$0.73	$42,358	$1.24
September 30, 2010	29,403	0.89	15,551	0.47	5,458	0.16	21,009	0.63
June 30, 2010	28,284	0.86	15,166	0.46	1,348	0.04	16,514	0.50
March 31, 2010	35,310	1.08	21,111	0.65	40,893	1.26	62,004	1.90

December 31, 2009	28,456	0.87	17,685	0.54	22,271	0.68	39,956	1.23
September 30, 2009	27,785	0.85	16,383	0.50	22,181	0.68	38,564	1.17
June 30, 2009	25,252	0.77	16,099	0.49	17,899	0.54	33,998	1.03
March 31, 2009	28,177	0.86	17,095	0.52	(42,677)	(1.30)	(25,582)	(0.78)

December 31, 2008	38,035	1.16	22,080	0.67	(339,193)	(10.32)	(317,113)	(9.65)
September 30, 2008	32,464	0.99	21,990	0.67	(108,641)	(3.31)	(86,651)	(2.64)
June 30, 2008	32,367	0.98	21,305	0.65	17,680	0.54	38,985	1.19
March 31, 2008	31,093	0.95	22,024	0.67	(63,073)	(1.92)	(41,049)	(1.25)

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(unaudited)

(in thousands, except shares)

Schedule 12-14

			Year ended December 31, 2010
Portfolio Company	Investment	As of December 31, 2010 Number of Shares/Principal Amount	Amount of dividends and interest included in income	Amount of equity in net profit and loss		As of December 31, 2010 Fair Value
Investments Owned Greater than 25%
USAW 767	Senior Debt	6,753,177	$52	$		$6,618
SODO Corp.	Preferred Equity/Common	388	2			390
SOCAY Corp.	Preferred Equity/Common	3,484	16			3,500
National Specialty Alloys, LLC	Equity	1,000,000	600		—	10,000

Total Investments Owned Greater than 25%			$670		$—	$20,508

Investments Owned Greater than 5% and Less than 25%
National Interest Security Corp.	Senior Debt	—	$3,544		$—	$—
National Interest Security Corp.	Subordinated	—	4,075		—	—
Ark Real Estate Partners LP	Equity	34,806,121	—		—	29,235

Total Investments Owned Greater than 5% and Less than 25%			$7,619		$—	$29,235

The table below represents the balance at the beginning of the year, December 31, 2009 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of December 31, 2010.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2009	Gross additions	Gross reductions	Change in Unrealized Gain (Loss)	Fair Value as of December 31, 2010
USAW 767	$—	$7,297	$676	$(3)	$6,618
SODO Corp.	—	390	—	—	390
SOCAY Corp.	—	3,500	—	—	3,500
National Specialty Alloys, LLC	9,000	—	—	1,000	10,000
National Interest Security Corp.	26,152	—	24,740	(1,412)	—
National Interest Security Corp.	31,303	—	30,230	(1,073)	—
National Interest Security Corp.	16,293	—	2,126	(14,167)	—
Ark Real Estate Partners LP	19,675	6,800	—	2,760	29,235

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(unaudited)

(in thousands, except units)

Schedule 12-14

			Year ended December 31, 2009		As of December 31, 2009 Fair Value
Portfolio Company	Investment	As of December 31, 2009 Number of Shares/Principal Amount	Amount of dividends and interest included in income	Amount of equity in net profit and loss
Investments Owned Greater than 25%
National Specialty Alloys, LLC	Equity	1,000,000	$—	$—	$9,000

Total Investments Owned Greater than 25%			$—	$—	$9,000

Investments Owned Greater than 5% and Less than 25%
National Interest Security Corp.	Senior Debt	25,182	$4,163	$—	$26,152
National Interest Security Corp.	Subordinated	30,539	5,027	—	31,303
National Interest Security Corp.	Equity	2,265,023	—	—	16,293
Ark Real Estate Partners LP	Equity	28,006,121	—	—	19,675

Total Investments Owned Greater than 5% and Less than 25%			$9,190	$—	$93,423

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

Federal Income Tax Information (unaudited)

The Company designates the maximum amount available but not less than $600 of the Company’s ordinary income dividends paid from 2010 earnings as qualified dividend income in accordance with section 854 of the Internal Revenue Code. The Company designates the maximum amount available but not less than $7,200 of the Company’s dividends paid from 2010 net realized securities gains as capital gain dividends in accordance with section 852(b)(3)(C) of the Internal Revenue Code.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2010 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2010.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

We will file a definitive Proxy Statement for our 2011 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement**

3.2	Amended and Restated Bylaws**

4.1	Form of Common Stock Certificate****

10.1	Dividend Reinvestment Plan**

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent****

10.3	Form of Senior Secured Term Loan Agreement by and between the Registrant and ING Capital LLC, as lender and administrative agent, dated as of September 2, 2010*****

10.4	Form of Loan and Servicing Agreement by and among the Registrant, Solar Capital Funding II LLC, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Delaware Trust Company, as collateral agent and Wells Fargo Bank, N.A., as account bank and collateral custodian*******

10.5	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC*

10.6	Form of Custodian Agreement****

10.7	Administration Agreement by and between Registrant and Solar Capital Management, LLC*

10.8	Form of Indemnification Agreement by and between Registrant and each of its directors**

10.9	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement*

10.10	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement**

Exhibit Number	Description
10.11	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited*

10.12	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC**

10.13	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC****

10.14	Form of Agreement and Plan of Merger by and between Registrant and Solar Capital LLC****

10.15	Form of Registration Rights Agreement******

10.16	Form of Subscription Agreement******

10.17	Form of Purchase and Sale Agreement by and between the Registrant and Solar Capital Funding II LLC*******

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

14.1	Code of Ethics**

14.2	Code of Business Conduct**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.
**	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
***	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 8 (File No. 333-148734) filed on January 27, 2010.
****	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on February 9, 2010.
*****	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on September 7, 2010.
******	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
*******	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on December 22, 2010.

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer, President, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

March 1, 2011	/S/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

March 1, 2011	/S/ STEVEN HOCHBERG Steven Hochberg	Director

March 1, 2011	/S/ DAVID S. WACHTER David S. Wachter	Director

March 1, 2011	/S/ LEONARD A. POTTER Leonard A. Potter	Director

March 1, 2011	/S/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

March 1, 2011	/S/ NICHOLAS RADESCA Nicholas Radesca	Chief Financial Officer (Principal Financial Officer) and Secretary