Form 10-Q
period 2011-03-31
Solar Capital Ltd.
filed 2011-05-03
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2011

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 2, 2011 was 36,477,607.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the Company) as of March 31, 2011, and the related consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010, the statement of changes in net assets for the three-month period ended March 31, 2011 and statements of cash flows for the three-month periods ended March 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. as of December 31, 2010, and the related consolidated statement of net assets for the year ended December 31, 2010 and we expressed an unqualified opinion on them in our report dated March 1, 2011.

/s/ KPMG LLP

New York, New York

May 2, 2011

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except shares)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Investments at value:
Companies more than 25% owned (cost: $20,185 and $20,511, respectively)	$21,807	$20,508
Companies 5% to 25% owned (cost: $38,139 and $34,806, respectively)	32,308	29,235
Companies less than 5% owned (cost: $985,389 and $1,008,244 respectively)	934,490	926,478

Total investments (cost: $1,043,713 and $1,063,561, respectively)	988,605	976,221

Cash and cash equivalents	339,178	288,732
Interest and dividends receivable	10,135	5,592
Receivable for investments sold	6,093	10,560
Deferred credit facility costs	5,339	5,904
Fee revenue receivable	3,913	3,935
Derivative assets	2,305	604
Deferred offering costs	193	—
Prepaid expenses and other receivables	297	243

Total Assets	1,356,058	1,291,791

Liabilities
Credit facilities payable	400,000	400,000
Term Loan	35,000	35,000
Payable for investments purchased	30,719	14,625
Dividend payable	21,830	—
Due to Solar Capital Partners LLC:
Investment advisory and management fee payable	4,987	4,892
Performance-based incentive fee payable	4,788	4,347
Derivative liabilities	1,549	1,539
Deferred fee revenue	925	1,242
Due to Solar Capital Management LLC	382	773
Interest payable	896	597
Income taxes payable	69	329
Other accrued expenses and payables	731	1,453

Total Liabilities	501,876	464,797

Net Assets
Common stock, par value $0.01 per share 36,383,158 shares issued and outstanding, 200,000,000 authorized	364	364
Paid-in capital in excess of par	926,991	926,991
Distributions in excess of net investment income	(4,225)	(1,545)
Accumulated net realized losses	(12,174)	(10,541)
Net unrealized depreciation	(56,774)	(88,275)

Total Net Assets	$854,182	$826,994

Number of shares outstanding	36,383,158	36,383,158
Net Asset Value Per Share	$23.48	$22.73

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares)

	Three months ended March 31, 2011	Three months ended March 31, 2010
	(unaudited)	(unaudited)
INVESTMENT INCOME:
Interest and dividends:
Companies more than 25% owned	$695	$—
Companies 5% to 25% owned	—	7,619
Other interest and dividend income	31,599	27,691

Total interest and dividends	32,294	35,310

Total investment income	32,294	35,310

EXPENSES:
Investment advisory and management fees	4,987	4,366
Performance-based incentive fee	4,788	5,279
Interest and other credit facility expenses	2,037	2,951
Administrative service fee	438	453
Other general and administrative expenses	894	1,150

Total operating expenses	13,144	14,199

Net investment income	19,150	21,111

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, DERIVATIVES AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments:
Companies 5% to 25% owned	—	16,397
Companies less than 5% owned	2,802	(43,728)

Net realized gain (loss) on investments	2,802	(27,331)

Derivatives	(4,363)	1,552
Foreign currency exchange	(72)	3,536

Net realized loss	(1,633)	(22,243)

Net change in unrealized gain (loss):
Investments:
Companies more than 25% owned	1,625	—
Companies 5% to 25% owned	(260)	(16,677)
Companies less than 5% owned	30,867	81,188

Net change in unrealized gain on investments	32,232	64,511

Derivatives	(259)	(771)
Foreign currency exchange	(472)	(604)

Net change in unrealized gain	31,501	63,136

Net realized and unrealized gain (loss) on investments, derivatives and foreign currencies	29,868	40,893

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$49,018	$62,004

Earnings per share	$1.35	$1.90

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Three months ended March 31, 2011	Year ended December 31, 2010
	(unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income	$19,150	$69,212
Net realized loss	(1,633)	(38,968)
Net change in unrealized gain	31,501	111,641

Net increase in net assets resulting from operations	49,018	141,885

Dividends and distributions declared	(21,830)	(72,657)

Capital share transactions:
Proceeds from shares sold	—	184,215
Common stock offering costs	—	(10,198)
Senior notes issued in Solar Capital Merger	—	(125,000)
Reinvestment of dividends	—	10,846

Net increase (decrease) in net assets resulting from capital share transactions	—	59,863

Net increase in net assets	27,188	129,091

Net assets at beginning of period	826,994	697,903

Net assets at end of period	$854,182	$826,994

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except shares)

	Three months ended March 31, 2011	Three months ended March 31, 2010
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net increase in net assets from operations	$49,018	$62,004
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Net realized (gain) loss from investments	(2,802)	27,331
Net realized (gain) loss from foreign currency exchange	72	(3,536)
Net change in unrealized gain on investments	(32,232)	(64,511)
Net change in loss on derivatives	259	771

(Increase) decrease in operating assets:
Purchase of investment securities	(86,990)	(53,170)
Proceeds from disposition of investment securities	109,543	114,534
Receivable for investments sold	4,467	(10,123)
Interest and dividends receivable	(4,543)	(1,224)
Purchase of interest rate cap	(1,950)	—
Deferred credit facility costs	565	(3,679)
Fee revenue receivable	22	1,564
Deferred offering costs	(193)	1,184
Prepaid expenses and other receivables	(54)	(558)
Increase (decrease) in operating liabilities:
Payable for investments purchased	16,094	43,650
Investment advisory and management fee payable	95	(4,297)
Performance-based incentive fee payable	441	(3,238)
Deferred fee revenue	(317)	(1,396)
Due to Solar Capital Management LLC	(391)	(167)
Interest payable	299	1,539
Income taxes payable	(260)	153
Other accrued expenses and payables	(722)	903

Net Cash Provided by Operating Activities	50,446	107,734

Cash Flows from Financing Activities:
Proceeds from shares sold	—	116,198
Common stock offering costs	—	(9,530)
Cash distributions paid	—	(75,136)
Proceeds from borrowings on credit facility	357,253	88,000
Repayments of borrowings on credit facility	(357,253)	(172,578)

Net Cash Used in Financing Activities	—	(53,046)

NET INCREASE IN CASH AND CASH EQUIVALENTS	50,446	54,688
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	288,732	5,675

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$339,178	$60,363

Supplemental disclosure of cash flow information:
Cash paid for interest	$818	$1,011
Cash paid for income taxes	$257	$21

Non-cash financing activity:
Dividends payable	$21,830	$11,196
Issuance of Senior Notes	$—	$125,000

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

(in thousands, except shares)

(unaudited)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans- 27.58%
Asurion Corporation (19)	Insurance	6.76%	7/3/2015	$49,310	$49,269	$48,931
Airvana Network Solutions Inc.	Telecommunications	10.00%	3/25/2015	19,000	18,620	18,620
Classic Cruises Holdings (5)	Leisure, Motion Pictures, Entertainment	10.06%	1/31/2015	26,000	25,509	24,310
Direct Buy Inc. (19)	Home and Office Furnishing, Consumer Products	12.00%	2/1/2017	25,000	24,264	18,828
Fulton Holding Corp (19)	Retail Stores	13.82%	5/28/2016	35,000	34,011	35,000
Grakon, LLC	Machinery	12.00%	12/31/2015	9,524	7,602	9,048
Roundy’s Supermarkets, Inc. - 2nd Lien (19)	Grocery	10.00%	4/16/2016	22,000	21,630	22,344
USAW 767 (10)	Aerospace & Defense	14.50%	12/31/2012	6,321	6,199	6,321
ViaWest Inc (19)	Personal, Food and Misc. Services	13.50%	5/20/2016	32,880	32,025	32,386
Vision Holding Corp. (19)	Healthcare, Education, and Childcare	12.00%	11/23/2016	40,000	39,256	39,225
VPSI, Inc. (19)	Personal Transportation	12.00%	12/23/2015	17,990	17,548	17,630

Total Bank Debt/Senior Secured Loans				$283,025	$275,933	$272,643

Subordinated Debt/Corporate Notes - 63.49%
Adams Outdoor Advertising	Diversified / Conglomerate Service	18.00%	12/8/2015	$42,500	$41,803	$42,075
Ares Capital Corporation (18)	Finance	6.00%	4/1/2012	15,393	12,717	15,903
AMC Entertainment Holdings, Inc.	Leisure, Motion Pictures, Entertainment	5.30%	6/13/2012	26,067	25,928	23,721
DS Waters	Beverage, Food, and Tobacco	15.00%	4/24/2012	111,783	111,346	100,620
Earthbound (19)	Farming & Agriculture	14.25%	6/21/2017	58,947	57,542	58,947
Fleetpride Corporation (19)	Cargo Transport	11.50%	10/1/2014	43,000	43,113	43,000
Grakon Holdings LLC Sr	Machinery	14.00%	12/31/2015	1,429	1,429	1,214
Grakon Holdings LLC Jr	Machinery	12.00%	12/31/2015	13,804	11,018	6,212
Granite Global Solutions Corp. (3)(16)(20)	Insurance	13.50%	5/13/2016	31,506	30,203	30,719
Iglo Birds Eye Group Limited (3)(4)	Beverage, Food, and Tobacco	11.99%	11/3/2016	5,409	5,132	5,467
Iglo Birds Eye Group Limited (3)(4)	Beverage, Food, and Tobacco	11.37%	11/3/2016	12,916	15,439	13,177
Magnolia River, LLC	Hotels, Motels, Inns & Gaming	14.00%	4/28/2014	19,064	18,535	18,111
Midcap Financial Intermediate Holdings, LLC (19)	Banking	14.25%	7/9/2015	75,000	73,275	73,125
ProSieben Sat.1 Media AG (3)(8)	Broadcasting & Entertainment	8.30%	3/6/2017	22,736	19,790	19,588
Richelieu Foods, Inc. (18)	Beverage, Food, and Tobacco	13.75%	5/18/2016	22,500	21,909	22,050
Rug Doctor L.P. (19)	Personal, Food and Misc. Services	14.96%	10/31/2014	50,095	48,350	47,590
Seven Media Group Pty Limited (3)	Broadcasting & Entertainment	11.55%	12/29/2013	20,946	16,328	20,946
Seven Media Group Pty Limited (3)	Broadcasting & Entertainment	12.00%	12/29/2013	8,894	6,212	8,894
Shoes For Crews, LLC (18)	Textiles and Leather	13.75%	7/23/2016	15,650	15,266	15,650
Tri-Star Electronics International, Inc.	Aerospace & Defense	15.25%	8/2/2013	22,905	22,823	21,989
Weetabix Group (3)(7)	Beverage, Food, and Tobacco	9.12%	9/14/2016	15,783	17,095	13,021
Weetabix Group (3)(7)	Beverage, Food, and Tobacco	10.03%	5/7/2017	32,110	39,196	25,688

Total Subordinated Debt/Corporate Notes				$668,437	$654,449	$627,707

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands, except shares)

(unaudited)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value

Preferred Equity- 0.41%
SODO Corp. (10)(13)	Aerospace & Defense	10.00%	—	388	$399	$399
SOCAY Corp. (10)(13)	Aerospace & Defense	10.00%	—	3,484	3,587	3,587
Wyle Laboratories	Aerospace & Defense	8.00%	7/17/2015	387	39	43

Total Preferred Equity					$4,025	$4,029

Common Equity / Partnership Interests / Warrants - 8.52%
Ark Real Estate Partners LP (9)(11)(12)	Real Estate			38,085,500	$38,139	$32,308
Direct Buy Inc.	Home and Office Furnishing, Consumer Products			5,000,000	5,000	1,500
Global Garden Products (3)(6)	Farming & Agriculture			88,483	—	—
Grakon, LLC	Machinery			1,714,286	1,714	—
Grakon, LLC Warrants	Machinery			3,518,001	—	—
Great American Group Inc. (14)	Personal, Food and Misc. Services			572,800	2,681	172
Great American Group Inc. (15)	Personal, Food and Misc. Services			187,500	3	56
National Specialty Alloys, LLC(10)	Mining, Steel, Iron, and Nonprecious Metals			1,000,000	10,000	11,500
Nuveen Investments, Inc.	Finance			3,486,444	30,876	16,038
NXP Semiconductors Netherlands B.V.(3) (17)	Electronics			645,292	17,592	18,152
Seven Media Group Pty Limited (3)	Broadcasting & Entertainment			4,285,714	3,301	4,500

Total Common Equity/Partnerships Interests / Warrants
					$109,306	$84,226

Total Investments					$1,043,713	$988,605

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2011.
(3)	The following entities are domiciled outside the United States and the investments are denominated in either Euro, British Pounds, Canadian Dollars or Australian Dollars: Iglo Birds Eye Group Limited, Global Garden Products and Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; Granite Global Solutions Corp. in Canada; and Seven Media Group Pty Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s investments in Iglo Birds Eye Group Limited are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital Ltd.’s investments in Classic Cruises Holdings are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital Ltd.’s investments in Global Garden Products are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Solar Capital Ltd.’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(8)	Solar Capital Ltd.’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(9)	Solar Capital Ltd. has an unfunded commitment of $6,612.
(10)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	Solar Capital Ltd.’s investments in Ark Real Estate Partners LP are held though it wholly-owned subsidiary SLRC ADI Corp.
(13)	Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.
(14)	Founders Shares.
(15)	Contingent Founders Shares.
(16)	Includes an unfunded commitment of $29,782.
(17)	Comprised of 75,751 unrestricted shares and 569,541 restricted shares.
(18)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 6 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of March 31, 2011, all other investments were pledged as collateral for the Senior Secured Revolving Credit Facility and the Term Loan (see Note 6 to the consolidated financial statements).
(19)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. (See note 18 above for further explanation.) Par amounts held through Solar Capital Funding II LLC include: Asurion Corporation $14,224; Direct Buy Inc. $15,000; Fulton Holding Corp. $18,000; Roundy’s Supermarkets Inc. $10,000; ViaWest Inc. $15,111; Vision Holding Corp $9,700; VPSI Inc. $9,518; Earthbound $23,500; Fleetpride Corporation $23,500; Midcap Financial Intermediate Holdings, LLC $23,500; and Rug Doctor L.P. $9,407. Remaining par balances are held directly by Solar Capital Ltd.
(20)	Date is approximate. The maturity will be 5 years from the initial funding date.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2011
(unaudited)

Beverage, Food, and Tobacco	18%
Personal, Food and Misc. Services	8%
Insurance	8%
Banking	7%
Farming & Agriculture	6%
Broadcasting & Entertainment	6%
Leisure, Motion Pictures, Entertainment	5%
Diversified / Conglomerate Service	4%
Cargo Transport	4%
Healthcare, Education, and Childcare	4%
Retail Stores	4%
Aerospace & Defense	3%
Real Estate	3%
Finance	3%
Grocery	2%
Home and Office Furnishing, Consumer Products	2%
Telecommunications	2%
Electronics	2%
Hotels, Motels, Inns & Gaming	2%
Personal Transportation	2%
Machinery	2%
Textiles and Leather	2%
Mining, Steel, Iron, and Nonprecious Metals	1%

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

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2010

(in thousands, except shares)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Preferred Equity—0.4%
SODO Corp.(10)(20)	Aerospace & Defense	10.00%	—	388	$390	$390
SOCAY Corp.(10)(20)	Aerospace & Defense	10.00%	—	3,484	3,500	3,500
Wyle Laboratories	Aerospace & Defense	8.00%	7/17/2015	387	39	44

Total Preferred Equity					$3,929	$3,934

Common Equity / Partnership Interests —7.7%

Ark Real Estate Partners LP(9)(11)(19)	Real Estate			34,806,121	$34,806	$29,235
Direct Buy Inc.	Home and Office Furnishing, Consumer Products			5,000,000	5,000	2,500

Global Garden Products(3)(6)	Farming & Agriculture			88,483	—	—
Grakon, LLC	Machinery			1,714,286	1,714	—
Great American Group Inc.(13)	Personal, Food and Misc. Services			572,800	2,681	281

Great American Group Inc.(14)	Personal, Food and Misc. Services			187,500	3	92

National Specialty Alloys, LLC(10)	Mining, Steel, Iron, and Nonprecious Metals			1,000,000	10,000	10,000
Nuveen Investments, Inc.	Finance			3,000,000	30,000	7,500
NXP Semiconductors Netherlands B.V.(3)(15)	Electronics			1,139,081	31,057	21,897
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment			4,285,714	3,301	3,857

Total Common Equity/Partnerships Interests					$118,562	$75,362

Total Investments					$1,063,561	$976,221

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2010.
(3)	The following entities are domiciled outside the United States and the investments are denominated in either Euro, British Pounds or Australian Dollars: Iglo Birds Eye Group Limited, Global Garden Products and Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; and Seven Media Group Pty Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s investments in Iglo Birds Eye Group Limited are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital Ltd.’s investments in Classic Cruises Holdings are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital Ltd.’s investments in Global Garden Products are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Solar Capital Ltd.’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(8)	Solar Capital Ltd.’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(9)	Solar Capital Ltd. has an unfunded commitment of $9,946.
(10)	Denotes a Control Investment. “Control Investments” are defined in the Investment Company Act of 1940, as amended (the “1940 Act”) as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	Investment is on non-accrual status
(13)	Founders Shares
(14)	Contingent Founders Shares
(15)	Administrative agent to NXP management equity plan
(16)	Includes an unfunded par commitment of $15,000.
(17)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 6 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of December 31, 2010, all other investments were pledged as collateral for the Senior Secured Revolving Credit Facility and the Term Loan (see Note 6 to the consolidated financial statements).
(18)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. (See note 18 above for further explanation.) Par amounts held through Solar Capital Funding II LLC include: Asurion $14,224; Fulton Holding Corp. $18,000; Roundy’s Supermarkets Inc. $10,000; ViaWest Inc. $15,054; Ares Capital Corporation $12,000; Direct Buy Inc. $15,000; Earthbound $23,500; Fleetpride Corporation $23,500; Midcap Financial Intermediate Holdings, LLC $23,500; and Rug Doctor L.P. $9,371. Remaining par balances are held directly by Solar Capital Ltd.
(19)	Solar Capital Ltd.’s investments in Ark Real Estate Partners LP are held though it wholly-owned subsidiary SLRC ADI Corp.
(20)	Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(in thousands, except shares)

(unaudited)

Note 1. Organization

Solar Capital Ltd. (“Solar Capital”, the “Company” or “we”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, the Company is required to comply with certain regulatory requirements. For instance, the Company generally has to invest at least 70% of its total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for tax purposes the Company intends to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2011.

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

Investments – The Company applies fair value accounting in accordance with GAAP. The Company generally values its assets on a quarterly basis, or more frequently if required under the 1940 Act. Securities transactions are accounted for on trade date. Securities for which market quotations are readily available on an exchange are valued at such price as of the closing price on the valuation date. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Solar Capital Partners LLC (the “Investment Adviser”) or the Company’s Board of Directors (the “Board”), does not represent fair value, shall each be valued as follows:

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

Fee Revenue Receivable – Fee revenue receivable consists of premium payments owed to the Company at the maturity of certain loans. The premium payments are recorded as a receivable at the inception of the loan and are accreted into interest income over the respective terms of the applicable loans.

Deferred Fee Revenue – Deferred fee revenue represents the unearned portion of premium payments owed to the Company at the maturity of certain loans.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For three months ended March 31, 2011, there was no U.S. Federal excise tax accrued.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(in thousands, except shares)

(unaudited)

Foreign Currency – The accounting records of the Company are maintained in U.S. dollars. Foreign currency amounts are translated into U.S. dollars on the following basis:

(i)	Market value of investment securities, other assets and liabilities – at the current rates of exchange.

(ii)	Purchase and sales of investment securities, income and expenses – at the rates of exchange prevailing on the respective date of such transactions.

The Company does not isolate that portion of the results of operations resulting from changes in foreign currency rates on investments from the fluctuations arising from changes in market prices of securities held. Net realized foreign currency transactions gains or losses arise from sales of investment securities and maturities of forward currency contracts, currency gains or losses realized between the trade and settlement date on securities transactions, and the difference between the amounts of interest and dividends recorded on the Company’s books and the U.S. dollar equivalent of the amounts actually received or paid. Net unrealized foreign exchange gains and losses arise from the changes in the values of assets and liabilities, including investments in securities at period end, resulting from changes in the exchange rate.

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

Receivable for Investments Sold – Receivable for investments sold represents funds that have not been received for investments that were sold.

Payable for Investments Purchased – Payable for investments purchased represents funds that have not been disbursed for investment purchases.

Deferred Credit Facility Costs – Deferred credit facility costs are being amortized over the life of the related credit facility.

Subsequent Events Evaluation – The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued and determined that none are required.

Note 3. Investments

Investments consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011 (unaudited)		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$275,933	$272,643	$250,253	$247,141
Subordinated Debt/Corporate Notes	654,449	627,707	690,817	649,784
Preferred Equity	4,025	4,029	3,929	3,934
Common Equity/Partnership Interests/Warrants	109,306	84,226	118,562	75,362

Total	$1,043,713	$988,605	$1,063,561	$976,221

As of March 31, 2011, the Company had no non-accrual investments. As of December 31, 2010, the Company had one non-accrual asset with a total market value of $6.6 million.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(in thousands, except shares)

(unaudited)

Note 4. Agreements

Solar Capital has an Investment Advisory and Management Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, Solar Capital. For providing these services, the Investment Adviser receives a fee from Solar Capital, consisting of two components—a base management fee and an incentive fee. The base management fee is determined by taking the average value of Solar Capital’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Solar Capital’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Solar Capital’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Solar Capital’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Solar Capital pays the Investment Adviser an incentive fee with respect to Solar Capital’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Solar Capital’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Solar Capital’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Solar Capital’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), commencing on February 12, 2007, and equals 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized and unrealized capital appreciation. As of March 31, 2011, there is no accrual.

Solar Capital has also entered into an Administration Agreement with Solar Capital Management, LLC (the “Administrator”) under which the Administrator provides administrative services for Solar Capital. For providing these services, facilities and personnel, Solar Capital reimburses the Administrator for Solar Capital’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent. The Administrator also provides, on Solar Capital’s behalf, managerial assistance to those portfolio companies to which Solar Capital is required to provide such assistance.

Note 5. Derivatives

The Company is exposed to interest rate risk both as a lender and a borrower. The Company’s borrowing facilities and term loan bear interest at a floating rate, which means that rising interest rates would increase our cost of borrowing. To partially mitigate this risk, during the quarter ended March 31, 2011, the Company purchased an interest rate derivative contract, which effectively caps the London Interbank Borrowing Rate (LIBOR) at 1.00% on $100 million of notional amount through January 2014. The interest rate cap was purchased for $1,950 and was valued at $1,980 on March 31, 2011. The Company had no interest rate derivatives in prior periods.

The Company is also exposed to foreign exchange risk through its investments denominated in foreign currencies. The Company mitigates this risk through the use of foreign currency forward contracts. As an investment company, all changes in the fair value of assets, including changes caused by foreign currency fluctuation, flow through current earnings. The forward contracts serve as an economic hedge with their realized and unrealized gains and losses also recorded in current earnings. During the quarter ended March 31, 2011, the Company entered into 9 foreign currency forward contracts with durations of 1 month and an average U.S. dollar value of $39,360. During the year ended December 31, 2010, the Company entered into 77 foreign currency forward contracts with durations of 1 month and an average U.S. dollar value of $28,181.

As of March 31, 2011, there were three open forward foreign currency contracts denominated in Australian Dollars, Euros, and British Pounds, all of which terminate on April 8, 2011. As of December 31, 2010, there were three open forward foreign currency contracts denominated in Australian Dollars, Euros, and British Pounds, all of which terminated on January 7, 2011. There was no fixed collateral held by counterparties for the open contracts and no credit-related contingent features associated with any of the open forward contracts. The contract details are as follows:

		March 31, 2011			December 31, 2010
		(unaudited)
Purchase:	Counterparty	Local Currency	USD Value	Unrealized appreciation (depreciation)	Local Currency	USD Value	Unrealized appreciation (depreciation)
USD / AUD	SunTrust Bank	32,613	$33,733	$(970)	30,639	$31,337	$(1,348)

USD / EURO	SunTrust Bank	20,105	28,493	(579)	18,307	24,464	(191)

USD / GBP	SunTrust Bank	38,755	62,172	325	37,942	59,155	604

Total			$124,398	$(1,224)		$114,956	$(935)

The Company had no derivatives designated as hedging instruments at March 31, 2011 or December 31, 2010.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(in thousands, except shares)

(unaudited)

The following tables show the fair value and effect of the derivative instruments on the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Operations:

Fair Value of Derivative Instruments

	Derivative Assets
	March 31, 2011
	(unaudited)		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments (a)
Foreign exchange contracts	Derivative assets	$325	Derivative assets	$604
Interest rate caps	Derivative assets	1,980	Derivative assets	—

Total derivatives not designated as hedging instruments (a)		$2,305		$604

Total derivative assets		$2,305		$604

	Derivative Liabilities
	March 31, 2011
	(unaudited)		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments (a)
Foreign exchange contracts	Derivative liabilities	$1,549	Derivative liabilities	$1,539

Total derivatives not designated as hedging instruments (a)		$1,549		$1,539

Total derivative liabilities		$1,549		$1,539

(a)	See Note 2 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.

Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives not designated as hedging instruments(a)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three months ended March 31, 2011 (unaudited)	Three months ended March 31, 2010 (unaudited)

Foreign exchange contracts	Realized gain (loss):
	Economic Hedges	$(4,363)	$1,552
Foreign exchange contracts	Unrealized gain (loss):
	Economic Hedges	(289)	(771)
Interest rate caps	Unrealized gain (loss):
	Economic Hedges	30	—

Total		$(4,622)	$781

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(in thousands, except shares)

(unaudited)

Note 6. Borrowing Facilities, Senior Unsecured Notes, and Term Loan

Senior Secured Revolving Credit Facility — On January 11, 2008, Solar Capital LLC entered into a $200 million Senior Secured Revolving Credit Facility (the “$355 million Credit Facility”) with Citigroup Global Markets, Inc. (“CGMI”), various lenders, and Citibank, N.A., as administrative agent for the lenders. CGMI acted as the sole lead bookrunner and the sole lead arranger for the $355 million Credit Facility.

On February 12, 2010, Solar Capital Ltd. amended and restated the $355 million Credit Facility, extending the maturity to February 2013 and increasing the total commitments under this facility to $270 million. Per the amended agreement, borrowings bear interest at a rate per annum equal to the base rate plus 3.25% or the alternate base rate plus 2.25%. The commitment fee on unused balances is 0.375%. The amendment also reduced the advance rates permitted on certain asset types and placed limitations on the secured borrowing amount. On May 26, 2010, the $355 million Credit Facility was amended to remove the limitations on the secured borrowing amount and increase the advance rates permitted on certain asset types. Total commitments under the $355 million Credit Facility have been increased to $355 million as a result of the addition of two new lenders on May 12, 2010 and June 23, 2010. The facility size may be increased up to $600 million with additional new lenders or the increase in commitments of current lenders. The $355 million Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change of control. In addition, the $355 million Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholders’ equity and a minimum debt to total assets ratio.

Term Loan — On September 2, 2010, Solar Capital Ltd. entered into a fully funded $35 million senior secured term loan (the “Term Loan”), which matures in September 2013, bears interest at a rate per annum equal to the base rate plus 3.25%, and has terms substantially similar to the $355 million Credit Facility. The Term Loan contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change of control. In addition, the Term Loan contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholders’ equity and a minimum debt to total assets ratio.

Senior Secured Loan Facility — On December 17, 2010, Solar Capital Ltd. entered into a new $100 million Senior Secured Credit Facility (the “$100 million Credit Facility”) with Wells Fargo Securities LLC, as administrative agent. Solar Capital entered into (i) a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with SC Funding II, pursuant to which Solar Capital will sell to SC Funding II certain loans that it has originated or acquired, or will originate or acquire (the “Loans”) from time to time; (ii) a Loan and Servicing Agreement (the “Loan and Servicing Agreement” and, together with the Purchase and Sale Agreement, the “Agreements”) with SC Funding II as borrower; and (iii) various supporting documentation. The $100 million Credit Facility is secured by all of the assets held by SC Funding II. The $100 million Credit Facility, among other things, matures on December 17, 2015 and bears interest based on LIBOR plus 3.00%. Under the Agreements, Solar and SC Funding II, as applicable, are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Purchase and Sale Agreement includes usual and customary events of default for credit facilities of this nature.

Senior Unsecured Notes — On February 9, 2010, in connection with the Merger, senior unsecured notes (the “Senior Unsecured Notes”) of Solar Capital Ltd. were issued to certain equity holders. The Senior Unsecured Notes were scheduled to mature in February 2014 and had a coupon of 8.75%, payable quarterly in cash beginning May 1, 2010. The Senior Unsecured Notes were redeemable at any time, in whole or in part, at a price of 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Further, net cash proceeds from the issuance of any other senior notes had to be used either to redeem or make an offer to purchase the outstanding Senior Unsecured Notes at a price of 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. The Senior Unsecured Notes subjected Solar Capital Ltd. to customary covenants, including, among other things, (i) a requirement to maintain an “asset coverage ratio” of at least 2.00 to 1.00; (ii) a requirement that in the event of a “change of control” (as defined in the agreement governing the Senior Unsecured Notes) Solar Capital Ltd. will be required to offer to repurchase the Senior Unsecured Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase; and (iii) a restriction on incurring any debt on a junior lien basis, or any debt that is contractually subordinated in right of payment to any other debt unless it is also subordinated to the Senior Unsecured Notes on substantially identical terms. The agreement under which the Senior Unsecured Notes have been issued contained customary events of default. The Senior Unsecured Notes were repaid in full in December 2010 at par plus accrued interest.

The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2011 and 2010 was 3.58% and 6.59%, respectively. These costs are exclusive of commitment fees and for other prepaid expenses related to establishing the $355 million Credit Facility, the $100 million Credit Facility, the Senior Unsecured Notes, and the Term Loan (collectively the “Credit Facilities.”) This weighted average annualized interest cost reflects the average interest cost for all outstanding borrowings. The average debt outstanding for the three months ended March 31, 2011 and for the year ended December 31, 2010 was $126,318 and $140,301, respectively. The maximum amounts borrowed on the Credit Facilities during the three months ended March 31, 2011 and the year ended December 31, 2010 were $435,000 and $435,000, respectively. There was $435,000 drawn on the Credit Facilities as of March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(in thousands, except shares)

(unaudited)

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2011 and December 31, 2010:

Fair Value Measurements As of March 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	—	48,932	223,711	272,643
Subordinated Debt / Corporate Notes	—	54,135	573,572	627,707
Preferred Equity	—	—	4,029	4,029
Common Equity / Partnership Interests / Warrants	228	18,152	65,846	84,226
Derivative assets - interest rate cap	—	1,980	—	1,980
Derivative assets - forward contracts	—	325	—	325

Liabilities:
Derivative liabilities - forward contracts	—	1,549	—	1,549

Fair Value Measurements As of December 31, 2010

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$46,609	$200,532	$247,141
Subordinated Debt / Corporate Notes	—	83,475	566,308	649,784
Preferred Equity	—	—	3,934	3,934
Common Equity / Partnership Interests / Warrants	373	21,898	53,092	75,362
Derivative assets - forward contracts	—	604	—	604
Liabilities:
Derivative liabilities - forward contracts	—	1,539	—	1,539

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(in thousands, except shares)

(unaudited)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2011 and the year ended December 31, 2010, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2011 and December 31, 2010:

Fair Value Measurements Using Level 3 Inputs

As of March 31, 2011

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants

Fair value, January 1, 2011	$200,532	$566,308	$3,934	$53,092
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—	—
Net change in unrealized gain (loss)	(2,498)	14,809	—	8,545

Purchase of investment securities	50,842	30,190	95	4,209
Proceeds from dispositions of investment securities	(25,165)	(37,735)	—	—

Transfers in/out of Level 3	—	—	—	—

Fair value, March 31, 2011	$223,711	$573,572	$4,029	$65,846

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain:	$4,673	$27,161	$—	$27,246

The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the period. During the three months ended March 31, 2011, there were no transfers in and out of Levels 1 and 2.

Fair Value Measurements Using Level 3 Inputs

As of December 31, 2010

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants

Fair value, January 1, 2010	$163,499	$576,031	$40	$55,121

Total gains or losses included in earnings:
Net realized gain (loss)	487	(54,093)	—	15,396
Net change in unrealized gain (loss)	3,704	86,974	4	(4,006)

Purchases, sales, issuances, and settlements (net)	84,542	396	3,890	(11,722)

Transfers out of Level 3	(51,700)	(43,000)	—	(1,697)

Fair value, December 31, 2010	$200,532	$566,308	$3,934	$53,092

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:

Net change in unrealized gain:	$5,522	$27,161	$4	$27,246

During 2010, one asset with a fair value of $0.4 million was transferred from Level 2 to Level 1 when trading restrictions expired on a publicly traded equity investment. The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the period.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(in thousands, except shares)

(unaudited)

Note 9. Stockholders’ Equity

The table below illustrates the effect of certain transactions on our capital accounts for the three months ended March 31, 2011:

				Paid in Capital	Distributions in Excess of Net	Accumulated		Total
	Common Stock		Partners’	in Excess	Investment	Net Realized	Net Unrealized	Stockholders
	Shares	Par Amount	Capital	of Par	Income	Gain/(Loss)	Appreciation	Equity

Balance at December 31, 2009	—	$—	$697,903	$—	$—	$—	$—	$697,903

Solar Capital Merger(1)	26,647,312	266	(697,903)	772,553	—	—	(199,916)	(125,000)

Issuances of common stock in IPO(2)	6,280,945	63	—	106,088	—	—	—	106,151
Issuances of common stock in private placement(3)	2,965,000	30		67,836				67,866
Reinvestment of dividends	489,901	5	—	10,841	—	—	—	10,846

Net increase in stockholders’ equity resulting from operations	—	—	—	—	69,212	(38,968)	111,641	141,885

Dividends declared ($2.14 per share)	—	—	—	—	(65,457)	(7,200)	—	(72,657)

Permanent tax differences	—	—	—	(30,327)	(5,300)	35,627	—	—

Balance at December 31, 2010	36,383,158	$364	$—	$926,991	$(1,545)	$(10,541)	$(88,275)	$826,994

Net increase in stockholders’ equity resulting from operations	—	—	—	—	19,150	(1,633)	31,501	49,018

Capitalized Offering Costs	—	—	—	—	—	—	—	—

Dividends declared ($0.60 per share)	—	—	—	—	(21,830)	—	—	(21,830)

Balance at March 31, 2011	36,383,158	$364	$—	$926,991	$(4,225)	$(12,174)	$(56,774)	$854,182

(1)	Immediately prior to the initial public offering, through a series of transactions Solar Capital Ltd. merged with Solar Capital LLC, leaving Solar Capital Ltd. as the surviving entity. Solar Capital Ltd. issued an aggregate of approximately 26.65 million shares of common stock and $125 million in Senior Unsecured Notes to the existing Solar Capital LLC unit holders in connection with the Merger.
(2)	On February 9, 2010 Solar Capital Ltd. priced its initial public offering, selling 5.68 million shares, including the underwriters over-allotment, at a price of $18.50 per share. Concurrent with this offering, management purchased an additional 600,000 shares through a private placement, also at $18.50 per share.
(3)	On November 30, 2010 Solar Capital Ltd. priced a private offering, selling 2.85 million shares, at a price of $22.94 per share. Concurrent with this offering, management purchased an additional 115,000 shares, also at $22.94 per share.

Note 10. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in shareholders’ equity per share resulting from operations for the three months ended March 31, 2011 and 2010:

	Three months ended March 31, 2011 (unaudited)	Three months ended March 31, 2010 (unaudited)
Numerator for basic and diluted earnings per share:	$49,018	$62,004
Denominator for basic and diluted weighted average share:	36,383,158	32,553,322
Basic and diluted net increase in shareholders’ equity resulting from operations per share:	$1.35	$1.90

As required by ASC 260-10, Earnings Per Share, the number of shares used to calculate weighted average shares for use in computations on a per share basis have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Merger.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(in thousands, except shares)

(unaudited)

Note 11. Taxation

The Company intends to elect to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Additionally, as a BDC, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal, state, and local income taxes, excluding excise taxes which may be imposed under the Code. However, the Company may be subject to withholding taxes imposed on investment income and/or gains recognized associated with certain securities of issuers not resident in the U.S.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2011 and 2010:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Per Share Data: (a)
Net asset value, beginning of year	$22.73	$21.24
Net investment income	0.53	0.64
Net realized and unrealized gain (loss)	0.82	1.26

Net increase (decrease) in net assets resulting from operations	1.35	1.90

Effect of dilution	—	(0.33)
Offering Costs	—	(0.29)
Dividends to shareholders declared	(0.60)	(0.34)

Net asset value, end of year	$23.48	$22.18

Total return (b)	(1.21%)	14.27%
Net assets, end of period	$854,182	$730,379
Per share market value at end of period	23.88	21.14
Shares outstanding end of period	36,383,158	32,928,257

Ratio to average net assets:
Expenses without incentive fees (c)	4.03%	5.07%
Incentive fees	0.57%	0.74%

Total expenses	4.60%	5.81%

Net investment income without incentive fees (c)	11.55%	14.99%
Portfolio turnover ratio	8.01%	4.09%

(a)	Calculated using the average shares outstanding method
(b)	Total return is based on the change in market price per share during the period and takes into account dividends reinvested with the dividend reinvestment plan. For the three months ended March 31, 2010, the public offering price of $18.50 is used as the beginning net asset value. Not annualized for periods less than one year.
(c)	Annualized.

Note 13. Related Parties

From July 2006 through approximately the first quarter of 2009, Mr. Gross, the Company’s chairman and chief executive officer, was a partner in Magnetar Capital Partners LP. Mr. Spohler, our chief operating officer together with Solar Capital Partners LLC’s other investment professionals, advised Magnetar Financial LLC (“Magnetar”) on certain investments which coincide with those of Solar Capital. Certain entities affiliated with Magnetar owned as of March 31, 2011 either directly or indirectly, approximately 12.5% of our outstanding equity. In addition Messrs. Gross, Spohler, and Radesca serve as chairman and chief executive officer, director and chief operating officer, and chief financial officer, respectively, of Solar Senior Capital Ltd.

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(unaudited)

(in thousands, except shares)

Schedule 12-14

			Three months ended March 31, 2011
Portfolio Company	Investment	As of March 31, 2011 Number of Shares/Principal Amount	Amount of dividends and interest included in income	Amount of equity in net profit and loss	As of March 31, 2011 Fair Value

Investments Owned Greater than 25%
USAW 767	Senior Debt	$6,321	$239	$—	$6,321
SODO Corp.	Preferred Equity/Common	388	11	—	399
SOCAY Corp.	Preferred Equity/Common	3,484	95	—	3,587
National Specialty Alloys, LLC	Equity	1,000,000	350	—	11,500

Total Investments Owned Greater than 25%			$695	$—	$21,807

Investments Owned Greater than 5% and Less than 25%
Ark Real Estate Partners LP	Equity	38,085,500	—	—	32,308

Total Investments Owned Greater than 5% and Less than 25%			$—	$—	$32,308

The table below represents the balance at the beginning of the year, December 31, 2010 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of March 31, 2011.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2010	Gross additions	Gross reductions	Change in Unrealized Gain (Loss)	Fair Value as of March 31, 2011
USAW 767	$6,618	$—	$422	$125	$6,321
SODO Corp.	390	9	—	—	399
SOCAY Corp.	3,500	87	—	—	3,587
National Specialty Alloys, LLC	10,000	—	—	1,500	11,500
Ark Real Estate Partners LP	29,235	3,333	—	(260)	32,308

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(unaudited)

(in thousands, except shares)

Schedule 12-14

			Year ended December 31, 2010			As of
Portfolio Company	Investment	As of December 31, 2010 Number of Shares/Principal Amount	Amount of dividends and interest included in income	Amount of equity in net profit and loss		December 31, 2010 Fair Value

Investments Owned Greater than 25%
USAW 767	Senior Debt	$6,753	$52	$		$6,618
SODO Corp.	Preferred Equity/Common	388	2			390
SOCAY Corp.	Preferred Equity/Common	3,484	16			3,500
National Specialty Alloys, LLC	Equity	1,000,000	600		—	10,000

Total Investments Owned Greater than 25%			$670		$—	$20,508

Investments Owned Greater than 5% and Less than 25%
National Interest Security Corp.	Senior Debt	$—	$3,544		$—	$—
National Interest Security Corp.	Subordinated	$—	4,075		—	—
National Interest Security Corp.	Equity	—	—		—	—
Ark Real Estate Partners LP	Equity	34,806,121	—		—	29,235

Total Investments Owned Greater than 5% and Less than 25%			$7,619		$—	$29,235

The table below represents the balance at the beginning of the year, December 31, 2009 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of December 31, 2010.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2009	Gross additions	Gross reductions	Change in Unrealized Gain (Loss)	Fair Value as of December 31 2010
USAW 767	$—	$7,294	$676	$—	$6,618
SODO Corp.	—	390	—	—	390
SOCAY Corp.	—	3,500	—	—	3,500
National Specialty Alloys, LLC	9,000	—	—	1,000	10,000
National Interest Security Corp.	26,152	—	24,740	(1,412)	—
National Interest Security Corp.	31,303	—	30,230	(1,073)	—
National Interest Security Corp.	16,293	—	2,126	(14,167)	—
Ark Real Estate Partners LP	19,675	6,800	—	2,760	29,235

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In February 2010, we completed our initial public offering and a concurrent private offering of shares to management. Prior to our initial public offering, Solar Capital LLC merged with and into Solar Capital Ltd. (the “Merger”), leaving Solar Capital Ltd. as the surviving entity. Solar Capital Ltd. issued shares of common stock and $125 million in senior unsecured notes to the existing Solar Capital LLC unit holders in connection with the Merger. The senior unsecured notes that were issued in connection with the Merger were repaid in December 2010. Prior to the Merger, Solar Capital Ltd. had no assets or operations and as a result, the books and records of Solar Capital LLC have become the historical books and records of the Company.

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

As of March 31, 2011, our long term investments totaled $988.6 million and our net asset value was $854.2 million. Our portfolio was comprised of debt and equity investments in 35 portfolio companies and our income producing assets, which represented 91.1% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 13.9%.

During the three months ended March 31, 2011, we originated approximately $50.5 million of new investments in 2 portfolio companies and approximately $30.6 million was invested in 4 existing portfolio companies. For the three months ended March 31, 2011, we had approximately $80.0 million in debt repayments in existing portfolio companies and sales of securities in three portfolio companies for approximately $29.4 million.

Recent Developments

Dividend

On May 2, 2011, our board of directors declared a quarterly dividend of $0.60 per share payable on July 5, 2011 to holders of record as of June 17, 2011. We expect the dividend to be paid from taxable earnings with specific tax characteristics reported to stockholders after the end of the calendar year.

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

Fair Value Measurements

As of March 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	—	48,932	223,711	272,643
Subordinated Debt / Corporate Notes	—	54,135	573,572	627,707
Preferred Equity	—	—	4,029	4,029
Common Equity / Partnership Interests / Warrants	228	18,152	65,846	84,226
Derivative assets - interest rate cap	—	1,980	—	1,980
Derivative assets - forward contracts	—	325	—	325

Liabilities:
Derivative liabilities - forward contracts	—	1,549	—	1,549

        At March 31, 2011, the fair value of investments classified as Level 3 was $867.1 million or 63.9% of total assets. There were no investments transferred into or out of Level 3 during the first quarter of 2011. However, during the first quarter of 2011, a portion of one investment with a current market value of $0.4 million was transferred from Level 2 to Level 1 when its listed common stock became freely tradable as restrictions expired.

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

Payment-in-Kind Interest

We have investments in our portfolio which contain a PIK interest provision. Over time, PIK interest increases the principal balance of the investment, but is recorded as interest income. For us to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even though we have not currently collected cash with respect to the PIK interest.

Portfolio Investments

The total fair value of our investments was approximately $988.6 million and $976.2 million at March 31, 2011 and December 31, 2010, respectively. During the three months ended March 31, 2011, we originated approximately $50.5 million of new investments in 2 portfolio companies and approximately $30.6 million was invested in 4 existing portfolio companies. During the year ended December 31, 2010, we originated approximately $272.3 million of new investments in 9 portfolio companies and approximately $68.2 million was invested in 3 existing portfolio companies.

In certain instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of certain debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. Our portfolio activity also reflects sales of securities. For the three months ended March 31, 2011, we had approximately $80.0 million in debt repayments in existing portfolio companies and sales of securities in three portfolio companies for approximately $29.4 million. For the year ended December 31, 2010, we had approximately $298.5 million in debt repayments and approximately $33.1 million in sales of securities in 7 portfolio companies.

In addition, for the quarter ended March 31, 2011 we had net unrealized and realized gains on 28 investments totaling approximately $52.9 million and net unrealized and realized losses on 20 investments totaling approximately $17.9 million. During the year ended December 31, 2010 we had net unrealized and realized gains on 41 investments totaling approximately $88.5 million and net unrealized and realized losses on 20 investments totaling approximately $14.4 million.

At March 31, 2011, we had investments in debt and preferred securities of 29 portfolio companies, totaling approximately $904.4 million, and equity investments in 9 portfolio companies, totaling approximately $84.2 million. At December 31, 2010, we had investments in debt and preferred securities of 30 portfolio companies, totaling approximately $900.9 million, and equity investments in 9 portfolio companies, totaling approximately $75.4 million.

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	(unaudited)		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$275,933	$272,643	$250,253	$247,141
Subordinated Debt/Corporate Notes	654,449	627,707	690,817	649,784
Preferred Equity	4,025	4,029	3,929	3,934
Common Equity/Partnership Interests/Warrants	109,306	84,226	118,562	75,362

Total	$1,043,713	$988,605	$1,063,561	$976,221

As of March 31, 2011, the weighted average yield on income producing investments in our portfolio was approximately 13.9%, compared to 14.3% at December 31, 2010. The decrease in yield during the first three months of 2011 was primarily due to an increase in fair value of portfolio assets and the repayment and sale of certain assets since December 2010. As of March 31, 2011, there were no investments on non-accrual status compared to one asset on non-accrual status with a market value of $6.6 million at December 31, 2010.

Results of Operations for the Quarter Ended March 31, 2011 compared to the Quarter Ended March 31, 2010

Revenue

	For the Three Months Ended March 31,
	(unaudited)
	2011	2010	% Change
	(in thousands)
Investment income	$32,294	$35,310	(9%)

Higher fees and other income related to early repayment of assets earned during the first quarter of 2010 were partially offset by higher interest income earned during the first three months of 2011. Prepayment premiums and the accelerated amortization of upfront fees related to early repayment of assets contributed approximately $6.9 million to investment income for the three months ended March 31, 2010 compared with $1.5 million for the three months ended March 31, 2011. Interest income was approximately $1.9 million higher during the first quarter of 2011 primarily due to higher income producing invested balances compared to the same period in 2010.

Expenses

	For the Three Months Ended March 31,
	(unaudited)
	2011	2010	% Change
	(in thousands)
Investment advisory and management fees	$4,987	$4,366	14%
Performance-based incentive fee	4,788	5,279	(9%)
Interest and other credit facility expenses	2,037	2,951	(31%)
Administrative service fee	438	453	(3%)
Other general and administrative expenses	894	1,150	(22%)

Total operating expenses	$13,144	$14,199	(7%)

Combined performance-based incentive fee, which is calculated as a percentage of net investment income above certain hurdle rates, and investment advisory and management fees, which are calculated based on average gross assets, were comparable for the three months ended March 31, 2011 and 2010. Interest and other credit facility expenses for the three months ended March 31, 2011 were lower than the comparable period in 2010 primarily due to lower average debt balances outstanding and the repayment of our 8.75% senior unsecured notes in December 2010. Administrative service fees and other general and administrative fees were lower during the first quarter of 2011 because the first quarter of 2010 included costs related to pre-IPO private fund administration and reporting.

Net Realized and Unrealized Gains and Losses

	For the Three Months Ended March 31,
	(unaudited)
	2011	2010
	(in thousands)
Net realized gain (loss) on investments	$2,802	$(27,331)
Net realized (loss) gain on derivatives	(4,363)	1,552
Net realized (loss) gain on foreign currency exchange	(72)	3,536
Net unrealized gain on investments	32,232	64,511
Net unrealized loss on derivatives	(259)	(771)
Net unrealized (loss) on foreign currency exchange	(447)	(604)

Total realized and unrealized gain	$29,868	$40,893

Total realized and unrealized gain was $29.9 million for the first quarter of 2011 compared to $40.9 million for the same period in 2010. The combined net gain during the first quarter of 2011 was primarily due to continued credit improvement in the portfolio. The net gain during the first quarter of 2010 was primarily due to certain asset valuations that were beginning to recover from technical recession lows. We analyze this section on a combined basis because offsets may exist in the individual line items due to foreign exchange fluctuations and movements from unrealized to realized, which may have impacted income in prior periods.

Our investments denominated in Euro, British Pounds, Canadian dollars, and Australian dollars are converted into U.S. dollars at the balance sheet date, and as such, we are exposed to movements in exchange rates. To limit our exposure to movements in foreign currency exchange rates we enter into foreign exchange forward contracts or borrow in foreign currencies under our multi-currency revolving credit facility. For the first quarter of 2011 the total net realized and unrealized loss on forward contracts and foreign currency exchange was $4.6 million compared to a gain of $0.8 million for the same line items in the first quarter of 2010. The current period losses reflect the weakening of the U.S. dollar during the first quarter 2011.

To partially mitigate this risk of rising interest rates on our floating rate debt exposure, we purchased an interest rate derivative contract during the first quarter of 2011, which effectively caps the London Interbank Borrowing Rate (LIBOR) at 1.00% on $100 million of notional amount through January 2014.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through its multicurrency $355 million senior secured revolving credit facility maturing in February 2013 (“$355 million Credit Facility”), $100 million senior secured revolving credit facility maturing in December 2015 (“$100 million Credit Facility”), $35 million term loan maturing in September 2013, cash flows from operations, investment sales, repayments of senior and subordinated loans, income earned on investments and cash equivalents, and, we expect, through periodic follow-on equity and/or debt offerings. We may from time to time issue such securities in either public or private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

At March 31, 2011 and December 31, 2010, we had cash and cash equivalents of approximately $339.2 and $288.7 million, respectively. Cash provided by operating activities for the three months ended March 31, 2011 and 2010 was approximately $50.4 million and $107.7 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

Credit Facilities. On February 12, 2010, Solar Capital Ltd. amended and restated Solar Capital LLC’s credit facility, extending the maturity to February 2013 and increasing the total commitments under this facility to $270 million. Per the amended agreement, borrowings bear interest at a rate per annum equal to the base rate plus 3.25% or the alternate base rate plus 2.25%. The commitment fee on unused balances is 0.375%. The amendment also reduced the advance rates permitted on certain asset types and placed limitations on the secured borrowing amount. On May 26, 2010, the $355 million Credit Facility was amended to remove the limitations on the secured borrowing and increase the advance rates permitted on certain asset types. Total commitments under this facility have been increased to $355 million as a result of the addition of two new lenders on May 12, 2010 and June 23, 2010. The facility size may be increased up to $600 million with additional new lenders or the increase in commitments of current lenders. The $355 million Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change of control. In addition, the $355 million Credit Facility contains certain financial covenants that among other things, require the Company to maintain a minimum shareholder’s equity and a minimum debt to total assets ratio.

On December 17, 2010, we established the $100 million Credit Facility with Wells Fargo Securities, LLC acting as administrative agent. In connection with the $100 million Credit Facility, our wholly owned financing subsidiary, Solar Capital Funding II, LLC (“SC Funding II”), as borrower, entered into a Loan and Servicing Agreement whereby we transferred certain loans we originated or acquired or will originate or acquire from time to time to SC Funding II via a Purchase and Sale Agreement. The $100 million Credit Facility, among other things, matures on December 17, 2015 and generally bears interest based on LIBOR plus 3.00%. The $100 million Credit Facility is secured by all of the assets held by SC Funding II. Under the $100 million Credit Facility, Solar Capital and SC Funding II, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The $100 million Credit Facility includes usual and customary events of default for credit facilities of this nature.

Term Loan. On September 2, 2010, Solar Capital Ltd. entered into the fully funded $35 million Term Loan, which matures in September 2013, bears interest at a rate per annum equal to the base rate plus 3.25%, and has terms substantially similar to the $355 million Credit Facility.

Certain covenants may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2011 is as follows:

	Payments Due by Period
	(unaudited)
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Senior secured revolving credit facilities(1)	$400.0	$—	$300.0	$100.0	$—
Term loan	$35.0	$—	$35.0	$—	$—

(1)	As of March 31, 2011, we had $55.0 million of unused borrowing capacity under our credit facilities.

We have certain commitments pursuant to our Investment Advisory and Management Agreement entered into with Solar Capital Partners. We have agreed to pay a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. Payments under the Investment Advisory and Management Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. We have also entered into an Administration Agreement with Solar Capital Management to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Solar Capital Management’s overhead in performing its obligation under the agreement, including rent, fees, and other expenses inclusive of our allocable portion of the compensation of our chief financial officer and any administrative staff.

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

Borrowings

We had borrowings of $400.0 million outstanding, under our senior secured revolving credit facilities and $35 million on the Term Loan as of March 31, 2011 and December 31, 2010.

Distributions and Dividends

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
May 2, 2011	June 17, 2011	July 5, 2011	$0.60
March 1, 2011	March 17, 2011	April 4, 2011	0.60

Total (2011)			$1.20

Fiscal 2010
November 2, 2010	December 17, 2010	December 30, 2010	$0.60
August 3, 2010	September 17, 2010	October 4, 2010	0.60
May 4, 2010	June 17, 2010	July 2, 2010	0.60
January 26, 2010	March 18, 2010	April 1, 2010	0.34

Total (2010)			$2.14

The $0.34 dividend declared during the first quarter of 2010 was a $0.60 dividend prorated for the number of days that remained in the quarter after our initial public offering.

Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, will be determined by our board of directors.

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

•

From July 2006 through approximately the first quarter of 2009, Mr. Gross, the Company’s chairman and chief executive officer, was a partner in Magnetar Capital Partners LP. Mr. Spohler, our chief operating officer together with Solar Capital Partners LLC’s other investment professionals, advised Magnetar Financial LLC (“Magnetar”) on certain investments which coincide with those of Solar Capital. Certain entities affiliated with Magnetar owned as of March 31, 2011, either directly or indirectly, approximately 12.5% of our outstanding equity.

Solar Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. Solar Capital Partners and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. For example, Solar Capital Partners presently serves as investment adviser to Solar Senior Capital Ltd., a closed-end management investment company that has elected to be regulated as a business development company, which focuses on investing primarily in senior secured loans, including first lien, unitranche and second lien debt instruments. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Nicholas Radesca, our chief financial officer, serve in similar capacities for Solar Senior Capital Ltd. Solar Capital Partners and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2011, certain of the loans in our portfolio had floating interest rates and our senior secured revolving credit facilities and Term Loan also bear floating rate interest. Interest rates on these loans are typically based on floating LIBOR and reset to current market rates every one to six months. A change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps, caps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2011, we purchased a 1.00% LIBOR cap on $100 million of notional for 3 years. If during the three year contract period LIBOR exceeds 1.00%, we will receive payments from the counterparty equal to the difference between LIBOR and 1.00% on $100 million. The cost of the cap was approximately $2.0 million.

The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at March 31, 2011. Interest expense is calculated separately for each of our borrowings. For our floating rate $35 million Term Loan we use the balance and interest rate as of March 31, 2011 and adjust the interest rate based on the hypothetical changes below. For our floating rate credit facilities we use the average balance for the three months ended March 31, 2011 as it fluctuates with our periodic cash requirements and we calculate interest expense using the interest rate as of March 31, 2011 adjusted for the hypothetical changes in rates below. The base interest rate case assumes the rates on our portfolio investments remain as they were on March 31, 2011. All of the hypothetical calculations are based on a model of our portfolio for the twelve months subsequent to March 31, 2011 and assume no change to any input other than the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(0.07%)
Base Interest Rate	0.00%
+100 Basis Points	0.47%
+200 Basis Points	1.59%

We have exposure to foreign currencies (Euro, British Pounds, Canadian dollars, and Australian dollars) through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in exchange rates. To limit our exposure to fluctuations in exchange rates, we enter into foreign exchange forward contracts or borrow in those currencies under our multi-currency revolving credit facility. Our foreign currency exchange contracts are short term contracts that are continuously rolled forward to hedge the longer term portfolio investments. The table below presents our exchange rate sensitive assets and liabilities as of March 31, 2011 (unaudited):

	Australian Dollar	Euro	Pounds Sterling	Canadian
Portfolio Investments (Long)
Par Amount, Fair Value for Equity (in Currency)	$33.2	€19.9	£37.9	$30.5
Par Amount, Fair Value for Equity ($ in millions)	$34.3	$28.1	$60.8	$31.5
Fair Value ($ in millions)	$34.3	$25.4	$51.9	$30.7

Forward Contracts (Short)
Notional Amount (in Currency)	$32.6	€20.1	£38.8
Weighted Average Exchange Rate	1.034	1.417	1.604
Contract Amount ($ in millions)	$33.7	$28.5	$62.2
Fair Value ($ in millions)	$(1.0)	$(0.6)	$0.3

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission (“SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2011 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended March 31, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

[Intentionally left blank]

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement**

3.2	Amended and Restated Bylaws**

4.1	Form of Common Stock Certificate****

10.1	Dividend Reinvestment Plan**

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent****

10.3	Form of Senior Secured Term Loan Agreement by and between the Registrant and ING Capital LLC, as lender and administrative agent, dated as of September 2, 2010*****

10.4	Form of Loan and Servicing Agreement by and among the Registrant, Solar Capital Funding II LLC, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Delaware Trust Company, as collateral agent and Wells Fargo Bank, N.A., as account bank and collateral custodian*******

10.5	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC*

10.6	Form of Custodian Agreement****

10.7	Administration Agreement by and between Registrant and Solar Capital Management, LLC*

10.8	Form of Indemnification Agreement by and between Registrant and each of its directors**

10.9	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement*

10.10	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement**

10.11	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited*

10.12	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC**

10.13	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC****

10.14	Form of Agreement and Plan of Merger by and between Registrant and Solar Capital LLC****

10.15	Form of Registration Rights Agreement******

10.16	Form of Subscription Agreement******

10.17	Form of Purchase and Sale Agreement by and between the Registrant and Solar Capital Funding II LLC*******

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.
**	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
***	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 8 (File No. 333-148734) filed on January 27, 2010.
****	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on February 9, 2010.
*****	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on September 7, 2010.
******	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
*******	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on December 22, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2011.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ NICHOLAS RADESCA
Nicholas Radesca
Chief Financial Officer
(Principal Financial and Accounting Officer)