Form 10-Q
period 2011-06-30
Solar Capital Ltd.
filed 2011-08-02
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2011

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 2, 2011 was 36,501,373.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the Company) as of June 30, 2011, and the related consolidated statements of operations for the three and six-month periods ended June 30, 2011 and 2010, the statement of changes in net assets for the six-month period ended June 30, 2011 and statements of cash flows for the six-month periods ended June 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. as of December 31, 2010, and the related consolidated statement of changes in net assets for the year ended December 31, 2010 and we expressed an unqualified opinion on them in our report dated March 1, 2011.

/s/ KPMG LLP

New York, New York

August 2, 2011

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except shares)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Investments at value:
Companies more than 25% owned (cost: $35,004 and $20,511, respectively)	$38,104	$20,508
Companies 5% to 25% owned (cost: $38,086 and $34,806, respectively)	31,825	29,235
Companies less than 5% owned (cost: $993,943 and $1,008,244 respectively)	934,566	926,478

Total investments (cost: $1,067,033 and $1,063,561, respectively)	1,004,495	976,221

Cash and cash equivalents	374,450	288,732
Interest and dividends receivable	7,066	5,592
Deferred credit facility costs	4,768	5,904
Fee revenue receivable	4,061	3,935
Derivative assets (cost $2,938 and $0, respectively)	2,517	604
Receivable for investments sold	2,441	10,560
Deferred offering costs	367	—
Prepaid expenses and other receivables	337	243

Total Assets	1,400,502	1,291,791

Liabilities
Credit facilities payable	400,356	400,000
Term Loan	35,000	35,000
Payable for investments purchased	82,630	14,625
Dividend payable	21,869	—
Due to Solar Capital Partners LLC:
Investment advisory and management fee payable	5,096	4,892
Performance-based incentive fee payable	5,269	4,347
Interest payable	1,018	597
Deferred fee revenue	738	1,242
Due to Solar Capital Management LLC	450	773
Derivative liabilities	300	1,539
Income taxes payable	471	329
Other accrued expenses and payables	1,046	1,453

Total Liabilities	554,243	464,797

Net Assets
Common stock, par value $0.01 per share 36,447,607 and 36,383,158 shares issued and outstanding, respectively, 200,000,000 authorized	364	364
Paid-in capital in excess of par	928,553	926,991
Distributions in excess of net investment income	(4,726)	(1,545)
Accumulated net realized losses	(14,984)	(10,541)
Net unrealized depreciation	(62,948)	(88,275)

Total Net Assets	$846,259	$826,994

Number of shares outstanding	36,447,607	36,383,158
Net Asset Value Per Share	$23.22	$22.73

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares)

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
Interest and dividends:
Companies more than 25% owned	$753	$—	$1,448	$—
Companies 5% to 25% owned	—	—	—	7,619
Other interest and dividend income	34,530	28,284	66,129	55,975

Total interest and dividends	35,283	28,284	67,577	63,594

Total investment income	35,283	28,284	67,577	63,594

EXPENSES:
Investment advisory and management fees	5,096	4,431	10,083	8,797
Performance-based incentive fee	5,269	3,792	10,057	9,071
Interest and other credit facility expenses	1,895	3,646	3,932	6,597
Administrative service fee	279	258	717	711
Other general and administrative expenses	1,376	991	2,270	2,141

Total operating expenses	13,915	13,118	27,059	27,317

Net investment income	21,368	15,166	40,518	36,277

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, DERIVATIVES AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments:
Companies 5% to 25% owned	—	—	—	16,397
Companies less than 5% owned	2,304	(481)	5,106	(44,209)

Net realized gain(loss) on investments	2,304	(481)	5,106	(27,812)
Derivatives	(4,872)	8,196	(9,235)	9,748
Foreign currency exchange	(242)	(5)	(314)	3,531

Net realized gain (loss)	(2,810)	7,710	(4,443)	(14,533)

Net change in unrealized gain (loss):
Investments:
Companies more than 25% owned	1,478	—	3,103	—
Companies 5% to 25% owned	(430)	(1,403)	(690)	(18,080)
Companies less than 5% owned	(8,478)	(2,300)	22,389	78,888

Net change in unrealized gain (loss) on investments	(7,430)	(3,703)	24,802	60,808
Derivatives	473	(2,555)	214	(3,326)
Foreign currency exchange	783	(104)	311	(708)

Net change in unrealized gain (loss)	(6,174)	(6,362)	25,327	56,774

Net realized and unrealized gain (loss) on investments, derivatives and foreign currencies	(8,984)	1,348	20,884	42,241

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$12,384	$16,514	$61,402	$78,518

Earnings per share	$0.34	$0.50	$1.69	$2.39

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Six months ended	Year ended
	June 30, 2011	December 31, 2010
	(unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income	$40,518	$69,212
Net realized loss	(4,443)	(38,968)
Net change in unrealized gain	25,327	111,641

Net increase in net assets resulting from operations	61,402	141,885

Dividends and distributions declared	(43,699)	(72,657)

Capital share transactions:
Proceeds from shares sold	—	184,215
Common stock offering costs	—	(10,198)
Senior notes issued in Solar Capital Merger	—	(125,000)
Reinvestment of dividends	1,562	10,846

Net increase in net assets resulting from capital share transactions	1,562	59,863

Net increase in net assets	19,265	129,091
Net assets at beginning of period	826,994	697,903

Net assets at end of period	$846,259	$826,994

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except shares)

	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net increase in net assets from operations	$61,402	$78,518
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Net realized (gain) loss from investments	(5,106)	27,812
Net realized (gain) loss from foreign currency exchange	314	(3,536)
Net change in unrealized gain on investments	(24,802)	(60,808)
Net change in (gain) loss on derivatives	(214)	3,326
(Increase) decrease in operating assets:
Purchase of investment securities	(235,039)	(136,755)
Proceeds from disposition of investment securities	236,359	213,587
Receivable for investments sold	8,119	(10,204)
Interest and dividends receivable	(1,474)	(324)
Purchase of interest rate caps	(2,938)	—
Deferred credit facility costs	1,136	(4,213)
Fee revenue receivable	(126)	1,453
Deferred offering costs	(367)	1,478
Prepaid expenses and other receivables	(94)	(208)
Increase (decrease) in operating liabilities:
Payable for investments purchased	68,005	24,375
Investment advisory and management fee payable	204	(4,232)
Performance-based incentive fee payable	922	(4,725)
Deferred fee revenue	(504)	(1,579)
Due to Solar Capital Management LLC	(323)	(414)
Interest payable	421	1,670
Income taxes payable	142	210
Other accrued expenses and payables	(407)	130

Net Cash Provided by Operating Activities	105,630	125,561

Cash Flows from Financing Activities:
Proceeds from shares sold	—	116,198
Common stock offering costs	—	(10,069)
Cash distributions paid	(20,268)	(84,032)
Proceeds from borrowings on credit facilities	767,611	88,000
Repayments of borrowings on credit facilities	(767,255)	(172,578)

Net Cash Used in Financing Activities	(19,912)	(62,481)

NET INCREASE IN CASH AND CASH EQUIVALENTS	85,718	63,080
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	288,732	5,675

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$374,450	$68,755

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,681	$1,435
Cash paid for income taxes	$312	$18
Non-cash financing activity:
Dividends payable	$21,869	$19,818
Reinvestment of dividends	$1,562	$2,300
Issuance of Senior Notes	$—	$125,000

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2011

(in thousands, except shares)

(unaudited)

				Par Amount/		Fair
Description(1)	Industry	Interest(2)	Maturity	Shares	Cost	Value
Bank Debt/Senior Secured Loans — 30.20%
Asurion Corporation (19)	Insurance	9.00%	5/24/2019	$40,000	$39,802	$40,225
Airvana Network Solutions Inc.	Telecommunications	10.00%	3/25/2015	15,245	14,963	15,246
AviatorCap SII, LLC I (10)	Aerospace & Defense	12.00%	12/31/2014	4,026	3,965	3,965
AviatorCap SII, LLC II (10)(20)	Aerospace & Defense	11.00%	12/31/2014	6,175	6,083	6,082
Direct Buy Inc. (19)	Home and Office Furnishing, Consumer Products	12.00%	2/1/2017	25,000	24,286	10,250
Fulton Holding Corp (19)	Retail Stores	13.79%	5/28/2016	35,000	34,059	35,000
Grakon, LLC	Machinery	12.00%	12/31/2015	9,524	7,602	9,048
Isotoner Corporation (7)	Personal and Non-durable Consumer Products	10.75%	1/8/2018	38,000	36,860	36,860
NewCo (8)	Insurance	13.00%	2/15/2017	20,900	20,482	20,482
Roundy’s Supermarkets, Inc. — 2nd Lien (19)	Grocery	10.00%	4/16/2016	22,000	21,648	22,296
Spencer Spirits Holdings, Inc.	Retail Stores	11.00%	4/14/2011	10,000	10,000	10,150
USAW 767 (10)	Aerospace & Defense	14.50%	12/31/2012	5,849	5,749	5,849
ViaWest Inc (19)	Personal, Food and Misc. Services	13.50%	5/20/2016	33,003	32,189	32,508
Vision Holding Corp. (19)	Healthcare, Education, and Childcare	12.00%	11/23/2016	37,950	37,267	37,950
VPSI, Inc. (19)	Personal Transportation	12.00%	12/23/2015	17,646	17,228	17,469

Total Bank Debt/Senior Secured Loans				$320,318	$312,183	$303,380

Subordinated Debt/Corporate Notes — 60.55%
Adams Outdoor Advertising	Diversified / Conglomerate Service	18.00%	12/8/2015	$42,500	$41,827	$42,500
AMC Entertainment Holdings, Inc.	Leisure, Motion Pictures, Entertainment	5.30%	6/13/2012	26,424	26,313	24,046
Crosman Corporation	Leisure, Motion Pictures, Entertainment	13.00%	10/15/2016	15,064	14,627	14,612
DSW Group, Inc.	Beverage, Food, and Tobacco	15.00%	4/24/2012	116,039	115,649	104,435
Earthbound Farm (19)	Farming & Agriculture	14.25%	6/21/2017	58,947	57,609	58,947
Fleetpride Corporation (19)	Cargo Transport	11.50%	10/1/2014	43,000	43,107	43,323
Grakon Holdings LLC Sr	Machinery	14.00%	12/31/2015	1,483	1,482	1,260
Grakon Holdings LLC Jr	Machinery	12.00%	12/31/2015	14,251	11,464	6,413
Granite Global Solutions Corp. (3)(16)	Insurance	13.50%	5/31/2016	31,673	30,207	30,881
Magnolia River, LLC	Hotels, Motels, Inns & Gaming	14.00%	4/28/2014	19,064	18,578	18,492
Midcap Financial Intermediate Holdings, LLC (19)	Banking	14.25%	7/9/2015	75,000	73,362	75,000
ProSieben Sat.1 Media AG (3)(6)	Broadcasting & Entertainment	8.30%	3/6/2017	23,265	19,795	18,946
Richelieu Foods, Inc. (18)	Beverage, Food, and Tobacco	13.75%	5/18/2016	22,500	21,925	22,050
Rug Doctor L.P. (19)	Personal, Food and Misc. Services	14.96%	10/31/2014	50,462	48,846	46,930
Seven Media Group Pty Limited (3)	Broadcasting & Entertainment	11.55%	12/29/2013	21,718	16,328	21,718
Shoes For Crews, LLC (18)	Textiles and Leather	13.75%	7/23/2016	15,650	15,283	15,650
Tri-Star Electronics International, Inc.	Aerospace & Defense	15.25%	8/2/2013	22,978	22,904	22,978
Weetabix Group (3)(5)	Beverage, Food, and Tobacco	9.12%	9/14/2016	15,791	17,874	13,028
Weetabix Group (3)(5)	Beverage, Food, and Tobacco	10.03%	5/3/2017	33,723	40,048	26,978

Total Subordinated Debt/Corporate Notes				$649,532	$637,228	$608,187

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

June 30, 2011

(in thousands, except shares)

(unaudited)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Preferred Equity — 0.92%
SODO Corp. (10)(13)(21)	Aerospace & Defense	9.31%	—	899	$922	$922
SOCAY Corp. (10)(13)(22)	Aerospace & Defense	9.31%	—	8,081	8,286	8,286
Wyle Laboratories	Aerospace & Defense	8.00%	7/17/2015	387	39	45

Total Preferred Equity					$9,247	$9,253

Common Equity / Partnership Interests / Warrants — 8.33%
Ark Real Estate Partners LP (9)(11)(12)	Real Estate			38,085,500	$38,086	$31,825
Direct Buy Inc.	Home and Office Furnishing, Consumer Products			5,000,000	5,000	250
Global Garden Products (3)(4)(6)	Farming & Agriculture			88,483	—	—
Grakon, LLC	Machinery			1,714,286	1,714	—
Grakon, LLC Warrants	Machinery			3,518,001	—	—
Great American Group Inc. (14)	Personal, Food and Misc. Services			572,800	2,681	172
Great American Group Inc. (15)	Personal, Food and Misc. Services			187,500	3	56
National Specialty Alloys, LLC(10)	Mining, Steel, Iron, and Nonprecious Metals			1,000,000	10,000	13,000
Nuveen Investments, Inc.	Finance			3,486,444	30,875	19,524
NXP Semiconductors Netherlands B.V.(3) (17)	Electronics			645,292	17,592	16,947
Seven West Media Limited	Broadcasting & Entertainment			437,687	2,424	1,901

Total Common Equity/Partnerships Interests / Warrants
					$108,375	$83,675

Total Investments					$1,067,033	$1,004,495

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2011.
(3)	The following entities are domiciled outside the United States and the investments are denominated in either Euro, British Pounds, Canadian Dollars or Australian Dollars: Global Garden Products and Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; Granite Global Solutions Corp. in Canada; and Seven Media Group Pty Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s investments in Global Garden Products are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital Ltd.’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital Ltd.’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Includes an unfunded commitment of $36,860.
(8)	Includes an unfunded commitment of $20,482.
(9)	Solar Capital Ltd. has an unfunded commitment of $6,612.
(10)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	Solar Capital Ltd.’s investments in Ark Real Estate Partners LP are held though wholly-owned SLRC ADI Corp., which is taxed as a U.S. corporation.
(13)	Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.
(14)	Founders Shares.
(15)	Contingent Founders Shares.
(16)	Includes an unfunded commitment of $15,600 Canadian Dollars or $16,176 U.S Dollars as of June 30, 2011.
(17)	Comprised of 75,751 unrestricted shares and 569,541 restricted shares.
(18)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 6 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of June 30, 2011, all other investments were pledged as collateral for the Senior Secured Revolving Credit Facility and the Term Loan (see Note 6 to the consolidated financial statements).
(19)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. (See note 18 above for further explanation.) Par amounts held through Solar Capital Funding II LLC include: Asurion $14,224; Direct Buy $15,000; Fulton Holding Corp. $18,000; Roundy’s Supermarkets Inc. $10,000; ViaWest Inc. $15,123; Vision Holding Corp $14,050; VPSI Inc. $14,241; Earthbound $23,500; Fleetpride Corporation $23,500; Midcap Financial Intermediate Holdings, LLC $23,500; and Rug Doctor L.P. $9,443. Remaining par balances are held directly by Solar Capital Ltd.
(20)	Includes an unfunded commitment of $6,083.
(21)	Includes an unfunded commitment of $303.
(22)	Includes an unfunded commitment of $2,726.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

June 30, 2011

(unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2011
(unaudited)
Beverage, Food, and Tobacco	16%
Personal, Food and Misc. Services	9%
Insurance	8%
Banking	7%
Farming & Agriculture	6%
Aerospace & Defense	5%
Retail Stores	4%
Broadcasting & Entertainment	4%
Cargo Transport	4%
Diversified / Conglomerate Service	4%
Leisure, Motion Pictures, Entertainment	4%
Healthcare, Education, and Childcare	4%
Personal and Non-durable Consumer Products	4%
Real Estate	3%
Grocery	2%
Finance	2%
Hotels, Motels, Inns & Gaming	2%
Personal Transportation	2%
Electronics	2%
Machinery	2%
Textiles and Leather	2%
Telecommunications	2%
Home and Office Furnishing, Consumer Products	1%
Mining, Steel, Iron, and Nonprecious Metals	1%

100%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(in thousands, except shares)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans — 25.3%
Asurion Corporation(18)	Insurance	6.76%	7/3/2015	$49,310	$49,266	$46,609
Classic Cruises Holdings(5)	Leisure, Motion Pictures, Entertainment	10.11%	1/31/2015	26,000	25,478	23,920
Emdeon Business Services LLC	Healthcare, Education, and Childcare	5.26%	5/16/2014	15,000	15,087	14,850
Fulton Holding Corp.(18)	Retail Stores	13.82%	5/28/2016	35,000	33,964	35,000
Ram Energy Resources, Inc.	Oil & Gas	12.75%	11/29/2012	9,270	9,247	8,899
Roundy’s Supermarkets, Inc. — 2nd Lien(18)	Grocery	10.00%	4/16/2016	22,000	21,612	22,371
USAW 767(10)	Aerospace & Defense	14.50%	12/31/2012	6,753	6,621	6,618
ViaWest Inc(18)	Personal, Food and Misc. Services	13.50%	5/20/2016	32,757	31,863	31,774
Vision Holding Corp.	Healthcare, Education, and Childcare	12.00%	11/23/2016	40,000	39,238	39,225
VPSI, Inc.	Personal Transportation	12.00%	12/23/2015	18,333	17,877	17,875

Total Bank Debt/Senior Secured Loans				$254,423	$250,253	$247,141

Subordinated Debt/Corporate Notes — 66.6%
Ares Capital Corporation(17)	Finance	6.00%	4/1/2012	$15,393	$12,046	$15,947
Ares Capital Corporation(18)	Finance	6.63%	7/15/2011	14,500	12,552	14,784
Adams Outdoor Advertising	Diversified / Conglomerate Service	18.00%	12/8/2015	42,500	41,784	41,775
AMC Entertainment Holdings, Inc.	Leisure, Motion Pictures, Entertainment	5.30%	6/13/2012	25,729	25,564	23,414
Booz Allen Hamilton Inc.	Aerospace & Defense	13.00%	7/31/2016	17,362	17,103	17,927
Direct Buy Inc.(18)	Home and Office Furnishing, Consumer Products	16.00%	5/30/2013	38,100	37,724	34,614
DSW Group, Inc.	Beverage, Food, and Tobacco	15.00%	4/24/2012	107,759	107,158	100,216
Earthbound Farm(18)	Farming & Agriculture	14.25%	6/21/2017	58,947	57,475	58,358
Fleetpride Corporation(18)	Cargo Transport	11.50%	10/1/2014	43,000	43,119	41,065
Grakon, LLC(12)	Machinery	14.00%	6/19/2013	22,084	18,620	6,625
Iglo Birds Eye Group Limited(3)(4)	Beverage, Food, and Tobacco	11.79%	11/3/2016	5,100	5,131	5,144
Iglo Birds Eye Group Limited(3)(4)	Beverage, Food, and Tobacco	11.33%	11/3/2016	12,378	15,257	12,427
Magnolia River, LLC	Hotels, Motels, Inns & Gaming	14.00%	4/28/2014	19,064	18,492	18,111
Midcap Financial Intermediate Holdings, LLC(16)(18)	Banking	14.25%	7/9/2015	75,000	73,205	73,125
ProSieben Sat.1 Media AG(3)(8)	Broadcasting & Entertainment	8.14%	3/6/2017	21,059	19,813	17,247
Richelieu Foods, Inc.(17)	Beverage, Food, and Tobacco	13.75%	5/18/2016	22,500	21,901	21,881
Rug Doctor L.P.(18)	Personal, Food and Misc. Services	14.96%	10/31/2014	49,715	47,828	47,229
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment	11.18%	12/29/2013	20,712	16,328	20,297
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment	12.00%	12/29/2013	8,794	6,212	8,003
Shoes For Crews, LLC(17)	Textiles and Leather	13.75%	7/23/2016	15,650	15,249	15,650
Tri-Star Electronics International, Inc.	Aerospace & Defense	15.25%	8/2/2013	22,834	22,743	21,236
Weetabix Group(3)(7)	Beverage, Food, and Tobacco	10.53%	9/14/2016	14,586	17,092	11,304
Weetabix Group(3)(7)	Beverage, Food, and Tobacco	10.03%	5/7/2017	31,206	38,421	23,405

Total Subordinated Debt/Corporate Notes				$703,972	$690,817	$649,784

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2010

(in thousands, except shares)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Preferred Equity — 0.4%
SODO Corp.(10)(20)	Aerospace & Defense	10.00%	—	388	$390	$390
SOCAY Corp.(10)(20)	Aerospace & Defense	10.00%	—	3,484	3,500	3,500
Wyle Laboratories	Aerospace & Defense	8.00%	7/17/2015	387	39	44

Total Preferred Equity					$3,929	$3,934

Common Equity / Partnership Interests — 7.7%
Ark Real Estate Partners LP(9)(11)(19)	Real Estate			34,806,121	$34,806	$29,235
Direct Buy Inc.	Home and Office Furnishing, Consumer Products			5,000,000	5,000	2,500
Global Garden Products(3)(6)	Farming & Agriculture			88,483	—	—
Grakon, LLC	Machinery			1,714,286	1,714	—
Great American Group Inc.(13)	Personal, Food and Misc. Services			572,800	2,681	281
Great American Group Inc.(14)	Personal, Food and Misc. Services			187,500	3	92
National Specialty Alloys, LLC(10)	Mining, Steel, Iron, and Nonprecious Metals			1,000,000	10,000	10,000
Nuveen Investments, Inc.	Finance			3,000,000	30,000	7,500
NXP Semiconductors Netherlands B.V.(3)(15)	Electronics			1,139,081	31,057	21,897
Seven Media Group Pty Limited(3)	Broadcasting & Entertainment			4,285,714	3,301	3,857

Total Common Equity/Partnerships Interests					$118,562	$75,362

Total Investments					$1,063,561	$976,221

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2010.
(3)	The following entities are domiciled outside the United States and the investments are denominated in either Euro, British Pounds or Australian Dollars: Iglo Birds Eye Group Limited, Global Garden Products and Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; and Seven Media Group Pty Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s investments in Iglo Birds Eye Group Limited are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital Ltd.’s investments in Classic Cruises Holdings are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital Ltd.’s investments in Global Garden Products are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Solar Capital Ltd.’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(8)	Solar Capital Ltd.’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(9)	Solar Capital Ltd. has an unfunded commitment of $9,946.
(10)	Denotes a Control Investment. “Control Investments” are defined in the Investment Company Act of 1940, as amended (the “1940 Act”) as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	Investment is on non-accrual status
(13)	Founders Shares
(14)	Contingent Founders Shares
(15)	Administrative agent to NXP management equity plan
(16)	Includes an unfunded par commitment of $15,000.
(17)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 6 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of December 31, 2010, all other investments were pledged as collateral for the Senior Secured Revolving Credit Facility and the Term Loan (see Note 6 to the consolidated financial statements).
(18)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. (See note 17 above for further explanation.) Par amounts held through Solar Capital Funding II LLC include: Asurion $14,224; Fulton Holding Corp. $18,000; Roundy’s Supermarkets Inc. $10,000; ViaWest Inc. $15,054; Ares Capital Corporation $12,000; Direct Buy Inc. $15,000; Earthbound $23,500; Fleetpride Corporation $23,500; Midcap Financial Intermediate Holdings, LLC $23,500; and Rug Doctor L.P. $9,371. Remaining par balances are held directly by Solar Capital Ltd.
(19)	Solar Capital Ltd.’s investments in Ark Real Estate Partners LP are held though it wholly-owned subsidiary SLRC ADI Corp.
(20)	Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2010

Percentage of Total
Investments (at fair
value) as of
Industry Classification	December 31, 2010
Beverage, Food, and Tobacco	18%
Personal, Food and Misc. Services	8%
Banking	7%
Farming & Agriculture	6%
Healthcare, Education, and Childcare	5%
Aerospace & Defense	5%
Broadcasting & Entertainment	5%
Leisure, Motion Pictures, Entertainment	5%
Insurance	5%
Diversified / Conglomerate Service	4%
Cargo Transport	4%
Finance	4%
Home and Office Furnishing, Consumer Products	4%
Retail Stores	4%
Real Estate	3%
Grocery	2%
Electronics	2%
Hotels, Motels, Inns & Gaming	2%
Personal Transportation	2%
Textiles and Leather	2%
Mining, Steel, Iron, and Nonprecious Metals	1%
Oil & Gas	1%
Machinery	1%

100%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Note 2. Significant Accounting Policies

Basis of Presentation — The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company and its wholly-owned subsidiaries, Solar Capital Luxembourg I S.a.r.l., which was incorporated under the laws of the Grand Duchy of Luxembourg on April 26, 2007, and Solar Capital Funding II LLC (“SC Funding II”), a Delaware limited liability company formed on December 8, 2010. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated.

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

Investments — The Company applies fair value accounting in accordance with GAAP. The Company generally values its assets on a quarterly basis, or more frequently if required under the 1940 Act. Securities transactions are accounted for on trade date. Securities for which market quotations are readily available on an exchange are valued at such price as of the closing price on the valuation date. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of Solar Capital Partners LLC (the “Investment Adviser”) or the Company’s Board of Directors (the “Board”), does not represent fair value, shall each be valued as follows:

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

June 30, 2011

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

Cash and Cash Equivalents — Cash and cash equivalents include investments in money market accounts or investments with original maturities of three months or less.

Revenue Recognition — The Company’s revenue recognition policies are as follows:

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

Fee Revenue Receivable — Fee revenue receivable consists of premium payments owed to the Company at the maturity of certain loans. The premium payments are recorded as a receivable at the inception of the loan and are accreted into interest income over the respective terms of the applicable loans.

Deferred Fee Revenue — Deferred fee revenue represents the unearned portion of premium payments owed to the Company at the maturity of certain loans.

U.S. Federal Income Taxes — The Company intends to elect to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For six months ended June 30, 2011, there was $399 of U.S. Federal excise tax accrued.

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

Capital Accounts — Certain capital accounts including undistributed net investment income, accumulated net realized gain or loss, net unrealized appreciation or depreciation, and paid in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

Dividends — Dividends and distributions to common stockholders are recorded on the ex-dividend date. Quarterly dividend payments are determined by the Board and are generally based upon taxable earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment. We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend. While we generally use newly issued shares to implement the plan (especially if our shares are trading at a premium to net asset value), we may purchase shares in the open market in connection with our obligations under the plan. In particular, if our shares are trading at a significant enough discount to net asset value and we are otherwise permitted under applicable law to purchase such shares, we intend to purchase shares in the open market in connection with our obligations under our dividend reinvestment plan.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(in thousands, except shares)

(unaudited)

Foreign Currency — The accounting records of the Company are maintained in U.S. dollars. Foreign currency amounts are translated into U.S. dollars on the following basis:

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

Derivative Instruments and Hedging Activity — In accordance with GAAP, the Company recognizes derivatives as either assets or liabilities at their fair value on its Consolidated Statements of Assets and Liabilities. At this time, the Company does not document formal hedge relationships because the hedged items are recorded at fair value with realized and unrealized gains and losses recognized in current earnings. Realized and unrealized gains and losses from derivatives are also recorded in current earnings. Realized gains or losses from derivatives are recognized when contracts are settled. The Company primarily uses foreign exchange forward contracts to economically hedge its foreign currency risk. The fair value of foreign exchange forward contracts is determined by recognizing the difference between the contract exchange rate and the current market exchange rate. These fair values are recognized as either derivative assets or derivative liabilities in the Company’s Consolidated Statements of Assets and Liabilities. The Company may also borrow in foreign currencies on its multicurrency credit lines to reduce foreign currency exposure. Fluctuations in market values of assets and liabilities denominated in the same foreign currency offset in earnings providing a “natural” foreign currency hedge.

Deferred Offering Costs — Offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in connection with offerings of our common stock.

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

Receivable for Investments Sold — Receivable for investments sold represents funds that have not been received for investments that were sold.

Payable for Investments Purchased — Payable for investments purchased represents funds that have not been disbursed for investment purchases.

Deferred Credit Facility Costs — Deferred credit facility costs are being amortized over the life of the related credit facility.

Note 3. Investments

Investments consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	(unaudited)
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$312,183	$303,380	$250,253	$247,141
Subordinated Debt/Corporate Notes	637,228	608,187	690,817	649,784
Preferred Equity	9,247	9,253	3,929	3,934
Common Equity/Partnership Interests/Warrants	108,375	83,675	118,562	75,362

Total	$1,067,033	$1,004,495	$1,063,561	$976,221

As of June 30, 2011, the Company had no non-accrual investments. As of December 31, 2010, the Company had one non-accrual asset with a total market value of $6.6 million.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(in thousands, except shares)

(unaudited)

Note 4. Agreements

Solar Capital has an Investment Advisory and Management Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, Solar Capital. For providing these services, the Investment Adviser receives a fee from Solar Capital, consisting of two components—a base management fee and an incentive fee. The base management fee is determined by taking the average value of Solar Capital’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Solar Capital’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Solar Capital’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Solar Capital’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Solar Capital pays the Investment Adviser an incentive fee with respect to Solar Capital’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Solar Capital’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Solar Capital’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Solar Capital’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), commencing on February 12, 2007, and equals 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized and unrealized capital appreciation. As of June 30, 2011, there is no accrual.

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

Note 5. Derivatives

The Company is exposed to interest rate risk both as a lender and a borrower. The Company’s borrowing facilities and term loan bear interest at a floating rate, which means that rising interest rates would increase our cost of borrowing. To partially mitigate this risk, in 2011, the Company purchased two interest rate cap contracts, which effectively limit the interest rate payable on $150 million of Libor based borrowings. The Company had no interest rate derivatives prior to 2011. The following table highlights the outstanding interest rate caps:

June 30, 2011
(unaudited)
Index Rate	Cap Rate	Notional Amount	Expiration	Cost	Fair Value	Unrealized appreciation (depreciation)	Counterparty
3 Month Libor	1.0%	$100,000	1/13/2014	$1,950	$906	$(1,044)	Wells Fargo
3 Month Libor	1.0%	50,000	5/4/2014	988	659	(329)	Wells Fargo

		$150,000		$2,938	$1,565	$(1,373)

The Company is also exposed to foreign exchange risk through its investments denominated in foreign currencies. The Company mitigates this risk through the use of foreign currency forward contracts. As an investment company, all changes in the fair value of assets, including changes caused by foreign currency fluctuation, flow through current earnings. The forward contracts serve as an economic hedge with their realized and unrealized gains and losses also recorded in current earnings. During the quarter ended June 30, 2011, the Company entered into 9 foreign currency forward contracts with durations of 1 month and an average U.S. dollar value of $36,762. During the year ended December 31, 2010, the Company entered into 77 foreign currency forward contracts with durations of 1 month and an average U.S. dollar value of $28,181.

As of June 30, 2011, there were three open forward foreign currency contracts denominated in Australian Dollars, Euros, and British Pounds, all of which terminate on July 12, 2011. As of December 31, 2010, there were three open forward foreign currency contracts denominated in Australian Dollars, Euros, and British Pounds, all of which terminated on January 7, 2011. There was no fixed collateral held by counterparties for the open contracts and no credit-related contingent features associated with any of the open forward contracts. The contract details are as follows:

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(in thousands, except shares)

(unaudited)

	June 30, 2011				December 31, 2010
	(unaudited)

SOLD	Foreign Currency	USD Value	Unrealized appreciation (depreciation)	Counterparty	Foreign Currency	USD Value	Unrealized appreciation (depreciation)	Counterparty
AUD	20,458	$21,653	$(289)	Wells Fargo	30,639	$31,337	$(1,348)	SunTrust Bank
EUR	16,364	23,719	(11)	Wells Fargo	18,307	24,464	(191)	SunTrust Bank
GBP	31,918	52,179	952	Wells Fargo	37,942	59,155	604	SunTrust Bank

		$97,551	$652			$114,956	$(935)

The Company had no derivatives designated as hedging instruments at June 30, 2011 or December 31, 2010.

The following tables show the fair value and effect of the derivative instruments on the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Operations:

Fair Value of Derivative Instruments
	Derivative Assets
	June 30, 2011
	(unaudited)		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments (a)
Foreign exchange contracts	Derivative assets	$952	Derivative assets	$604
Interest rate caps	Derivative assets	1,565	Derivative assets	—

Total derivatives not designated as hedging instruments (a)		$2,517		$604

Total derivative assets		$2,517		$604

	Derivative Liabilities
	June 30, 2011
	(unaudited)		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments (a)
Foreign exchange contracts	Derivative liabilities	$300	Derivative liabilities	$1,539

Total derivatives not designated as hedging instruments (a)		$300		$1,539

Total derivative liabilities		$300		$1,539

(a)	See Note 2 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(in thousands, except shares)

(unaudited)

Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives not designated as hedging instruments(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended June 30, 2011 (unaudited)	Three months ended June 30, 2010 (unaudited)	Six months ended June 30, 2011 (unaudited)	Six months ended June 30, 2010 (unaudited)
Foreign exchange contracts	Realized gain (loss):
	Derivatives	$(4,872)	$8,196	$(9,235)	$9,748
Foreign exchange contracts	Unrealized gain (loss):
	Derivatives	1,876	(2,555)	1,587	(3,326)
Interest rate caps	Unrealized gain (loss):
	Derivatives	(1,403)	—	(1,373)	—

Total		$(4,399)	$5,641	$(9,021)	$6,422

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

Senior Secured Loan Facility — On December 17, 2010, Solar Capital Ltd. entered into a new $100 million Senior Secured Credit Facility (the “$100 million Credit Facility”) with Wells Fargo Securities LLC, as administrative agent. Solar Capital entered into (i) a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with SC Funding II, pursuant to which Solar Capital will sell to SC Funding II certain loans that it has originated or acquired, or will originate or acquire (the “Loans”) from time to time; (ii) a Loan and Servicing Agreement (the “Loan and Servicing Agreement” and, together with the Purchase and Sale Agreement, the “Agreements”) with SC Funding II as borrower; and (iii) various supporting documentation. The $100 million Credit Facility is secured by all of the assets held by SC Funding II. The $100 million Credit Facility II, among other things, matures on December 17, 2015 and bears interest based on LIBOR plus 3.00%. Under the Agreements, Solar Capital, and SC Funding II, as applicable, are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Purchase and Sale Agreement includes usual and customary events of default for credit facilities of this nature.

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

The weighted average annualized interest cost for all outstanding borrowings for the six months ended June 30, 2011 and 2010 was 3.53% and 7.65%, respectively. These costs are exclusive of commitment fees and for other prepaid expenses related to establishing the $355 million Credit Facility, the $100 million Credit Facility, the Senior Unsecured Notes, and the Term Loan (collectively the “Credit Facilities.”) The average debt outstanding for the six months ended June 30, 2011 and for the year ended December 31, 2010 was $117,092 and $140,301, respectively. The maximum amounts borrowed on the Credit Facilities during the six months ended June 30, 2011 and the year ended December 31, 2010 were $435,356 and $435,000, respectively. There was $435,356 and $435,000 drawn on the Credit Facilities as of June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, outstanding borrowings included 13,846 Canadian dollars. At June 30, 2011 and December 31, 2010, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(in thousands, except shares)

(unaudited)

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2011 and December 31, 2010:

Fair Value Measurements

As of June 30, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	—	40,225	263,155	303,380
Subordinated Debt / Corporate Notes	—	18,946	589,241	608,187
Preferred Equity	—	—	9,253	9,253
Common Equity / Partnership Interests / Warrants	2,129	16,947	64,599	83,675
Derivative assets — interest rate cap	—	1,565	—	1,565
Derivative assets — forward contracts	—	952	—	952

Liabilities:
Derivative liabilities — forward contracts	—	300	—	300

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(in thousands, except shares)

(unaudited)

Fair Value Measurements

As of December 31, 2010

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$46,609	$200,532	$247,141
Subordinated Debt / Corporate Notes	—	83,476	566,308	649,784
Preferred Equity	—	—	3,934	3,934
Common Equity / Partnership Interests / Warrants	373	21,897	53,092	75,362
Derivative assets — forward contracts	—	604	—	604
Liabilities:
Derivative liabilities — forward contracts	—	1,539	—	1,539

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the six months ended June 30, 2011 and the year ended December 31, 2010, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2011 and December 31, 2010:

Fair Value Measurements Using Level 3 Inputs

As of June 30, 2011

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants
Fair value, January 1, 2011	$200,532	$566,308	$3,934	$53,092
Total gains or losses included in earnings:
Net realized gain (loss)	(87)	3,135	—	(284)
Net change in unrealized gain (loss)	(8,771)	14,416	—	10,599

Purchase of investment securities	128,776	52,465	5,319	4,209
Proceeds from dispositions of investment securities	(57,295)	(47,083)	—	(3,017)

Transfers in/out of Level 3	—	—	—	—

Fair value, June 30, 2011	$263,155	$589,241	$9,253	$64,599

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:

Net change in unrealized gain:	$(10,914)	$1,101	$—	$11,155

The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the period.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(in thousands, except shares)

(unaudited)

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

Note 9. Stockholders’ Equity

The table below illustrates the effect of certain transactions on our capital accounts through June 30, 2011:

	Common Stock		Partners’ Capital	Paid in Capital in Excess of Par	Distributions in Excess of Net Investment Income	Accumulated Net Realized Gain/(Loss)	Net Unrealized Depreciation	Total Stockholders Equity

	Shares	Par Amount
Balance at December 31, 2009	—	$—	$697,903	$—	$—	$—	$—	$697,903

Issuance of Senior Notes	—	—		—	—	—	—	—

Solar Capital Merger (1)	26,647,312	266	(697,903)	772,553	—	—	(199,916)	(125,000)

Issuances of common stock in IPO(2)	6,280,945	63	—	106,088	—	—	—	106,151

Issuances of common stock in private placement(3)	2,965,000	30		67,836				67,866

Reinvestment of dividends	489,901	5	—	10,841	—	—	—	10,846

Net increase in stockholders’ equity resulting from operations	—	—	—	—	69,212	(38,968)	111,641	141,885

Dividends declared ($2.14 per share)	—	—	—	—	(65,457)	(7,200)	—	(72,657)

Permanent tax differences	—	—	—	(30,327)	(5,300)	35,627	—	—

Balance at December 31, 2010	36,383,158	$364	$—	$926,991	$(1,545)	$(10,541)	$(88,275)	$826,994

Reinvestment of dividends	64,449	—	—	1,562	—	—	—	1,562

Net increase in stockholders’ equity resulting from operations	—	—	—	—	40,518	(4,443)	25,327	61,402

Dividends declared ($1.20 per share)	—	—	—	—	(43,699)	—	—	(43,699)

Balance at June 30, 2011	36,447,607	$364	$—	$928,553	$(4,726)	$(14,984)	$(62,948)	$846,259

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(in thousands, except shares)

(unaudited)

Note 10. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in shareholders’ equity per share resulting from operations for the three and six months ended June 30, 2011 and 2010:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator for basic and diluted earnings per share:	$12,384	$16,514	$61,402	$78,518
Denominator for basic and diluted weighted average share:	36,444,775	33,029,516	36,414,137	32,792,734
Basic and diluted net increase in share holders’ equity resulting from operations per share:	$0.34	$0.50	$1.69	$2.39

As required by ASC 260-10, Earnings Per Share, the number of shares used to calculate weighted average shares for use in computations on a per share basis have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Merger.

Note 11. Pre-Merger Taxation

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(in thousands, except shares)

(unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2011 and 2010:

	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
Per Share Data: (a)
Net asset value, beginning of year	$22.73	$21.24
Net investment income	1.11	1.11
Net realized and unrealized gain (loss)	0.58	1.28

Net increase in net assets resulting from operations	1.69	2.39
Effect of dilution	—	(0.31)
Offering Costs	—	(0.31)
Dividends to shareholders declared	(1.20)	(0.94)

Net asset value, end of year	$23.22	$22.07

Total return(b)	4.48%	9.19%
Net assets, end of period	$846,259	$728,836
Per share market value at end of period	24.69	19.26
Shares outstanding end of period	36,447,607	33,030,641

Ratio to average net assets:
Expenses without incentive fees (c)	4.07%	5.12%
Incentive fees	1.19%	1.26%

Total expenses	5.26%	6.38%

Net investment income	10.92%	8.91%
Net investment income without incentive fees (c)	12.11%	10.17%
Portfolio turnover ratio	22.05%	12.87%

(a)	Calculated using the average shares outstanding method
(b)	Total return is based on the change in market price per share during the period and takes into account dividends reinvested with the dividend reinvestment plan. For the six months ended June 30, 2010, the public offering price is used as the beginning net asset value. Not annualized for periods less than one year.
(c)	Annualized.

Note 13. Related Parties

From July 2006 through approximately the first quarter of 2009, Mr. Gross, the Company’s chairman and chief executive officer, was a partner in Magnetar Capital Partners LP. Mr. Spohler, our chief operating officer together with Solar Capital Partners LLC’s other investment professionals, advised Magnetar Financial LLC (“Magnetar”) on certain investments which coincide with those of Solar Capital. Certain entities affiliated with Magnetar owned as of June 30, 2011 either directly or indirectly, approximately 11.4% of our outstanding equity. In addition Messrs. Gross, Spohler, and Radesca serve as chairman and chief executive officer, director and chief operating officer, and chief financial officer, respectively, of Solar Senior Capital Ltd.

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(unaudited)

(in thousands, except shares)

Schedule 12-14

			Six months ended
			June 30, 2011		As of
		As of June 30, 2011	Amount of dividends		June 30,
		Number of	and interest	Amount of equity in	2011
Portfolio Company	Investment	Shares/Principal Amount	included in income	net profit and loss	Fair Value
Investments Owned Greater than 25%
AviatorCap SII, LLC I	Senior Debt	$4,026	$—	$—	$3,965
AviatorCap SII, LLC II	Senior Debt	6,175	—	—	6,082
USAW 767	Senior Debt	5,849	451	—	5,849
SODO Corp.	Preferred Equity/Common	899	19	—	922
SOCAY Corp.	Preferred Equity/Common	8,081	175	—	8,286
National Specialty Alloys, LLC	Equity	1,000,000	700	—	13,000

Total Investments Owned Greater than 25%			$1,345	$—	$38,104

Investments Owned Greater than 5% and Less than 25%
Ark Real Estate Partners LP	Equity	38,085,500	—	—	31,825

Total Investments Owned Greater than 5% and Less than 25%			$—	$—	$31,825

The table below represents the balance at the beginning of the year, December 31, 2010 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of June 30, 2011.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning			Change in	Fair Value
	Fair Value			Unrealized	as of
	December 31,	Gross	Gross	Gain	June 30,
	2010	additions	reductions	(Loss)	2011
AviatorCap SII, LLC I	$—	$4,035	$70	$—	$3,965
AviatorCap SII, LLC II	—	6,082	—	—	6,082
USAW 767	6,618	32	904	103	5,849
SODO Corp.	390	532	—	—	922
SOCAY Corp.	3,500	4,786	—	—	8,286
National Specialty Alloys, LLC	10,000	—	—	3,000	13,000
Ark Real Estate Partners LP	29,235	3,333	—	(743)	31,825

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(unaudited)

(in thousands, except shares)

Schedule 12-14

			Year ended
			December 31, 2010		As of
		As of December 31, 2010	Amount of dividends		December 31,
		Number of	and interest	Amount of equity in	2010
Portfolio Company	Investment	Shares/Principal Amount	included in income	net profit and loss	Fair Value
Investments Owned Greater than 25%
USAW 767	Senior Debt	$6,753	$52	$	$6,618
SODO Corp.	Preferred Equity/Common	388	2		390
SOCAY Corp.	Preferred Equity/Common	3,484	16		3,500
National Specialty Alloys, LLC	Equity	1,000,000	600	—	10,000

Total Investments Owned Greater than 25%			$670	$—	$20,508

Investments Owned Greater than 5% and Less than 25%
National Interest Security Corp.	Senior Debt	$—	$3,544	$—	$—
National Interest Security Corp.	Subordinated	$—	4,075	—	—
National Interest Security Corp.	Equity	—	—	—	—

Ark Real Estate Partners LP	Equity	34,806,121	—	—	29,235

Total Investments Owned Greater than 5% and Less than 25%			$7,619	$—	$29,235

The table below represents the balance at the beginning of the year, December 31, 2009 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of December 31, 2010.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning			Change in	Fair Value
	Fair Value			Unrealized	as of
	December 31,	Gross	Gross	Gain	December 31,
	2009	additions	reductions	(Loss)	2010
USAW 767	$—	$7,294	$673	$(3)	$6,618
SODO Corp.	—	390	—	—	390
SOCAY Corp.	—	3,500	—	—	3,500
National Specialty Alloys, LLC	9,000	—	—	1,000	10,000
National Interest Security Corp.	26,152	—	24,740	(1,412)	—
National Interest Security Corp.	31,303	—	30,230	(1,073)	—
National Interest Security Corp.	16,293	—	2,126	(14,167)	—
Ark Real Estate Partners LP	19,675	6,800	—	2,760	29,235

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2011, our long term investments totaled $1,004.5 million and our net asset value was $846.6 million. Our portfolio was comprised of debt and equity investments in 37 portfolio companies and our income producing assets, which represented 90.7% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 14.0%.

During the three months ended June 30, 2011, we originated approximately $99.3 million of new investments in 5 portfolio companies and approximately $42.4 million was invested in 2 existing portfolio companies. For the three months ended June 30, 2011, we had approximately $131.0 million in debt repayments in existing portfolio companies and no sales of securities. During the six months ended June 30, 2011, we originated approximately $147.7 million of new investments in 7 portfolio companies and approximately $73.1 million was invested in 6 existing portfolio companies. For the six months ended June 30, 2011, we had approximately $211.0 million in debt repayments in existing portfolio companies and sales of securities in three portfolio companies for approximately $29.4 million.

Recent Developments

Dividend

On August 2, 2011, our board of directors declared a quarterly dividend of $0.60 per share payable on October 4, 2011 to holders of record as of September 20, 2011. We expect the dividend to be paid from taxable earnings with specific tax characteristics reported to stockholders after the end of the calendar year.

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

Fair Value Measurements

As of June 30, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	—	40,225	263,155	303,380
Subordinated Debt / Corporate Notes	—	18,946	589,241	608,187
Preferred Equity	—	—	9,253	9,253
Common Equity / Partnership Interests / Warrants	2,129	16,947	64,599	83,675
Derivative assets - interest rate cap	—	1,565	—	1,565
Derivative assets - forward contracts	—	952	—	952

Liabilities:
Derivative liabilities - forward contracts	—	300	—	300

At June 30, 2011, the fair value of investments classified as Level 3 was $926.2 million or 66.1% of total assets. There were no investments transferred into or out of Level 3 during the first or second quarter of 2011. However, during the first quarter of 2011, a portion of one investment with a current market value of $0.4 million was transferred from Level 2 to Level 1 when its listed common stock became freely tradable as restrictions expired.

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

Portfolio Investments

The total fair value of our investments was approximately $1,004.5 million and $976.2 million at June 30, 2011 and December 31, 2010, respectively. During the three months ended June 30, 2011, we originated approximately $141.7 million of new investments in 5 new and 2 existing portfolio companies. During the three months ended June 30, 2010, we originated approximately $74.9 million of investments in 3 new and 1 existing portfolio company. For the six months ended June 30, 2011, we originated approximately $222.8 million of investments in 8 new and 5 existing portfolio companies. For the six months ended June 30, 2010, we originated approximately $109.6 million of investments in 4 new and 1 existing portfolio company.

In certain instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of certain debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. Our portfolio activity also reflects sales of securities. For the three months ended June 30, 2011, we had approximately $131.0 million in debt repayments from existing portfolio companies and had no sales of securities. For the three months ended June 30, 2010, we had approximately $85.7 million in debt repayments from existing portfolio companies and sold securities in one portfolio company for approximately $2.9 million.

During the six months ended June 30, 2011, we had approximately $211.0 million in debt repayments and had approximately $29.4 million in sales of securities in 3 portfolio companies. During the six months ended June 30, 2010, we had approximately $180.8 million in debt repayments and approximately $23.5 million in sales of securities in 4 portfolio companies.

For the three months ended June 30, 2011 we had net unrealized and realized gains on 21 portfolio company investments totaling approximately $19.3 million and net unrealized and realized losses on 23 investments totaling approximately $24.5 million. For the three months ended June 30, 2010 we had net unrealized and realized gains on 18 investments totaling approximately $9.3 million and net unrealized and realized losses on 16 investments totaling approximately $13.5 million.

During the six months June 30, 2011 we had net unrealized and realized gains on 34 portfolio company investments totaling approximately $71.1 million and net unrealized and realized losses on 22 investments totaling approximately $41.1 million. During the six months June 30, 2010 we had net unrealized and realized gains on 27 investments totaling approximately $44.5 million and net unrealized and realized losses on 11 investments totaling approximately $11.5 million.

At June 30, 2011, we had investments in debt and preferred securities of 32 portfolio companies, totaling approximately $920.8 million, and equity investments in 9 portfolio companies, totaling approximately $83.7 million. At December 31, 2010, we had investments in debt and preferred securities of 30 portfolio companies, totaling approximately $900.9 million, and equity investments in 9 portfolio companies, totaling approximately $75.4 million.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	(unaudited)
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$312,183	$303,380	$250,253	$247,141
Subordinated Debt/Corporate Notes	637,228	608,187	690,817	649,784
Preferred Equity	9,247	9,253	3,929	3,934
Common Equity/Partnership Interests/Warrants	108,375	83,675	118,562	75,362

Total	$1,067,033	$1,004,495	$1,063,561	$976,221

As of June 30, 2011, the weighted average yield on income producing investments in our portfolio was approximately 14.0%, compared to 14.3% at December 31, 2010. The decrease in yield during the first six months of 2011 was primarily due to an increase in fair value of portfolio assets and the repayment and sale of certain assets since December 2010. As of June 30, 2011, there were no investments on non-accrual status compared to one asset on non-accrual status with a market value of $6.6 million at December 31, 2010.

Results of Operations for the Quarter Ended June 30, 2011 compared to the Quarter Ended June 30, 2010

Revenue

	For the Three Months
	Ended June 30,
	(unaudited)
	2011	2010	% Change
	(in thousands)
Investment income	$35,283	$28,284	25%

Investment income was higher during the second quarter of 2011 primarily due to higher interest income on a larger average portfolio balance, and higher transaction related income resulting from the early repayment of loans and a change of control event in an equity investment.

Expenses

	For the Three Months
	Ended June 30,
	(unaudited)
	2011	2010	% Change
	(in thousands)
Investment advisory and management fees	$5,096	$4,431	15%
Performance-based incentive fee	5,269	3,792	39%
Interest and other credit facility expenses	1,895	3,646	(48%)
Administrative service fee	279	258	8%
Other general and administrative expenses	1,376	991	(39%)

Total operating expenses	$13,915	$13,118	6%

Both performance-based incentive fee, which is calculated as a percentage of net investment income above certain hurdle rates, and investment advisory and management fees, which are calculated based on average gross assets, were higher during the second quarter of 2011 due to higher investment income earned on larger average gross assets. Interest and other credit facility expenses for the three months ended June 30, 2011 were lower than the comparable period in 2010 primarily due to lower borrowing rates in 2011 after the repayment of higher priced fixed rate notes in late 2010. Other general and administrative expenses for the three months ended June 30, 2011 includes an excise tax accrual for $0.4 million.

Net Realized and Unrealized Gains and Losses

	For the Three Months
	Ended June 30,
	(unaudited)
	2011	2010
	(in thousands)
Net realized gain (loss) on investments	$2,304	$(481)
Net realized (loss) gain on derivatives	(4,872)	8,196
Net realized loss on foreign currency exchange	(242)	(5)
Net unrealized loss on investments	(7,430)	(3,703)
Net unrealized gain (loss) on derivatives	473	(2,555)
Net unrealized gain (loss) on foreign currency exchange	783	(104)

Total realized and unrealized (loss) gain	$(8,984)	$1,348

During the second quarter of 2011, there was a total realized and unrealized loss of $9.0 million compared to a gain of $1.3 million for the same period in 2010. The combined net loss during the second quarter of 2011 was primarily due to the unrealized depreciation during the period. We analyze this section on a combined basis because offsets may exist in the individual line items due to foreign exchange fluctuations and movements from unrealized to realized, which may have impacted income in prior periods.

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

To partially mitigate this risk of rising interest rates on our floating rate debt exposure, we purchased an additional interest rate derivative contract during the second quarter of 2011, which effectively caps the London Interbank Borrowing Rate (LIBOR) at 1.00% on $50 million of notional amount through May 2014.

Results of Operations for the Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010

Revenue

	For the Six Months Ended
	June 30,
	(unaudited)
	2011	2010	% Change
	(in thousands)
Investment income	$67,577	$63,594	6%

Investment income was higher during the first half of 2011 primarily due to higher interest income on a larger average portfolio balance partially offset by higher transaction related income during 2010 primarily resulting from the early repayment of assets.

Expenses

	For the Six Months
	Ended June 30,
	(unaudited)
	2011	2010	% Change
	(in thousands)
Investment advisory and management fees	$10,083	$8,797	15%
Performance-based incentive fee	10,057	9,071	11%
Interest and other credit facility expenses	3,932	6,597	(40%)
Administrative service fee	717	711	1%
Other general and administrative expenses	2,270	2,141	6%

Total operating expenses	$27,059	$27,317	(1%)

Both performance-based incentive fee, which is calculated as a percentage of net investment income above certain hurdle rates, and investment advisory and management fees, which are calculated based on average gross assets, were higher during the first half of 2011 due to higher investment income earned on larger average gross assets Interest and other credit facility expenses for the six months ended June 30, 2011 were lower than the comparable period in 2010 primarily due to lower borrowing rates in 2011 after the repayment of higher priced fixed rate notes in late 2010.

Net Realized and Unrealized Gains and Losses

	For the Six Months Ended
	June 30,
	(unaudited)
	2011	2010
	(in thousands)
Net realized gain (loss) on investments	$5,106	$(27,812)
Net realized (loss) gain on derivatives	(9,235)	9,748
Net realized (loss) gain on foreign currency exchange	(314)	3,531
Net unrealized gain on investments	24,802	60,808
Net unrealized gain (loss) on derivatives	214	(3,326)
Net unrealized loss on foreign currency exchange	311	(708)

Total realized and unrealized gain	$20,884	$42,241

Total realized and unrealized gain was $20.9 million for the first half of 2011 compared to $42.2 million for the same period in 2010. The combined net gain during the first six months of 2011 was primarily due to continued credit improvement in the portfolio. The net gain for the first six months of 2010, which took place largely during the first quarter, was primarily due to certain asset valuations that were recovering from technical recession lows. We analyze this section on a combined basis because offsets may exist in the individual line items due to foreign exchange fluctuations and movements from unrealized to realized, which may have impacted income in prior periods.

Our investments denominated in Euro, British Pounds, Canadian dollars, and Australian dollars are converted into U.S. dollars at the balance sheet date, and as such, we are exposed to movements in exchange rates. To limit our exposure to movements in foreign currency exchange rates we enter into foreign exchange forward contracts or borrow in foreign currencies under our multi-currency revolving credit facility. For the first half of 2011 the total net realized and unrealized loss on forward contracts and foreign currency exchange was $7.8 million compared to a gain of $9.2 million for the same line items in the first half of 2010. The current period losses reflect the weakening of the U.S. dollar during the first quarter 2011.

To partially mitigate this risk of rising interest rates on our floating rate debt exposure, we purchased two interest rate derivative contracts during 2011, which effectively cap the London Interbank Borrowing Rate (LIBOR) at 1.00% on $100 million of notional amount through January 2014 and $50 million of notional amount through May 2014. The interest rate caps were purchased for $2.94 million and were valued at $1.57 million on June 30, 2011.

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

At June 30, 2011 and December 31, 2010, we had cash and cash equivalents of approximately $374.5 million and $288.7 million, respectively. Cash provided by operating activities for the six months ended June 30, 2011 and 2010 was approximately $105.6 million and $125.6 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2011 is as follows:

	Payments Due by Period
	(unaudited)
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Senior secured revolving credit facilities(1)	$400.4	$—	$300.4	$100.0	$—
Term loan	$35.0	$—	$35.0	$—	$—

(1)	As of June 30, 2011, we had $54.6 million of unused borrowing capacity under our credit facilities.

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

Borrowings

We had combined borrowings of $400.4 million and $400.0 million outstanding, under our $355 million Credit Facility and our $100 million Credit Facility on June 30, 2011 and December 31, 2010, respectively. Our $35.0 million Term Loan was outstanding on June 30, 2011 and December 31, 2010.

Distributions and Dividends

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
August 2, 2011	September 20, 2011	October 4, 2011	$0.60
May 2, 2011	June 17, 2011	July 5, 2011	0.60
March 1, 2011	March 17, 2011	April 4, 2011	0.60

Total 2011			$1.80

Fiscal 2010
November 2, 2010	December 17, 2010	December 30, 2010	$0.60
August 3, 2010	September 17, 2010	October 4, 2010	0.60
May 4, 2010	June 17, 2010	July 2, 2010	0.60
January 26, 2010	March 18, 2010	April 1, 2010	0.34	*

Total 2010			$2.14

*Partial	period dividend of $0.60 per share prorated for the number of days that remained in the quarter after our initial public offering.

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

•

From July 2006 through approximately the first quarter of 2009, Mr. Gross, the Company’s chairman and chief executive officer, was a partner in Magnetar Capital Partners LP. Mr. Spohler, our chief operating officer together with Solar Capital Partners LLC’s other investment professionals, advised Magnetar Financial LLC (“Magnetar”) on certain investments which coincide with those of Solar Capital. Certain entities affiliated with Magnetar owned as of June 30, 2011, either directly or indirectly, approximately 11.4% of our outstanding equity.

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

We are subject to financial market risks, including changes in interest rates. During the six months ended June 30, 2011, certain of the loans in our portfolio had floating interest rates and our senior secured revolving credit facilities and Term Loan also bear floating rate interest. Interest rates on these loans are typically based on floating LIBOR and reset to current market rates every one to six months. A change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps, caps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the six months ended June 30, 2011, we purchased two 1.00% LIBOR caps on a total of $150 million of notional for 3 years. If during the three year contract period LIBOR exceeds 1.00%, we will receive payments from the counterparty equal to the difference between LIBOR and 1.00% on $150 million. The cost of the caps was $2.9 million.

The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at June 30, 2011. Interest expense is calculated separately for each of our borrowings. For our floating rate $35 million Term Loan we use the balance and interest rate as of June 30, 2011 and adjust the interest rate based on the hypothetical changes below. For our floating rate credit facility we use the average balance for the six months ended June 30, 2011 as it fluctuates with our periodic cash requirements and we calculate interest expense using the interest rate as of June 30, 2011 adjusted for the hypothetical changes in rates below. The base interest rate case assumes the rates on our portfolio investments remain as they were on June 30, 2011. All of the hypothetical calculations are based on a model of our portfolio for the twelve months subsequent to June 30, 2011 and assume no change to any input other than the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense
-25 Basis Points	0.08%
Base Interest Rate	0.00%
+100 Basis Points	(0.03%)
+200 Basis Points	0.92%

We have exposure to foreign currencies (Euro, British Pounds, Canadian dollars, and Australian dollars) through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in exchange rates. To limit our exposure to fluctuations in exchange rates, we enter into foreign exchange forward contracts or borrow in those currencies under our multi-currency revolving credit facility. Our foreign currency exchange contracts are short term contracts that are continuously rolled forward to hedge the longer term portfolio investments. The table below presents our exchange rate sensitive assets and liabilities as of June 30, 2011:

	Australian Dollar	Euro	British Pound	Canadian Dollar
Portfolio Investments (Long)
Par Amount, Fair Value for Equity (in Currency)	$22.0	€16.0	£30.8	$30.5
Par Amount, Fair Value for Equity ($ in millions)	$23.6	$23.3	$49.5	$31.7
Fair Value ($ in millions)	$23.6	$18.9	$40.0	$30.9

Forward Contracts (Short)
Notional Amount (in Currency)	$20.5	€16.4	£31.9	$—
Weighted Average Exchange Rate	1.058	1.449	1.635	—
Contract Amount ($ in millions)	$21.7	$23.7	$52.2	$—
Fair Value ($ in millions)	$(0.3)	$0.0	$1.0	$—

Credit Facilities (Short)
Par Amount (in Currency)	$—	€—	£—	$13.8
Par Amount ( $ in millions)	$—	$—	$—	$14.4

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission (“SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We, Solar Capital Management, LLC and Solar Capital Partners, LLC are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2011 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in unregistered sales of equity securities during the three months ended June 30, 2011, we issued a total of 64,450 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price of the shares of common stock issued under the dividend reinvestment plan was approximately $1.6 million.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2011.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ NICHOLAS RADESCA
Nicholas Radesca
Chief Financial Officer
(Principal Financial and Accounting Officer)