Form 10-Q
period 2011-09-30
Solar Capital Ltd.
filed 2011-11-01
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2011

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 31, 2011 was 36,554,099.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the Company) as of September 30, 2011, and the related consolidated statements of operations for the three and nine-month periods ended September 30, 2011 and 2010, changes in net assets for the nine-month period ended September 30, 2011 and cash flows for the nine-month periods ended September 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. as of December 31, 2010, and the related consolidated statements of changes in net assets for the year ended December 31, 2010 and we expressed an unqualified opinion on them in our report dated March 1, 2011.

/s/ KPMG LLP

New York, New York

November 1, 2011

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except shares)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Investments at value:
Companies more than 25% owned (cost: $49,783 and $20,511, respectively)	$53,152	$20,508
Companies 5% to 25% owned (cost: $38,086 and $34,806, respectively)	30,468	29,235
Companies less than 5% owned (cost: $1,077,518 and $1,008,244 respectively)	940,625	926,478

Total investments (cost: $1,165,387 and $1,063,561, respectively)	1,024,245	976,221

Cash and cash equivalents	233,842	288,732
Interest and dividends receivable	10,859	5,592
Deferred credit facility costs	4,192	5,904
Fee revenue receivable	4,217	3,935
Derivative assets (cost $2,938 and $0, respectively)	4,733	604
Receivable for investments sold	3,225	10,560
Deferred offering costs	376	—
Prepaid expenses and other receivables	454	243

Total Assets	1,286,143	1,291,791

Liabilities
Credit facilities payable	353,328	400,000
Term Loan	35,000	35,000
Payable for investments purchased	86,482	14,625
Dividend payable	21,901	—
Due to Solar Capital Partners LLC:
Investment advisory and management fee payable	5,236	4,892
Performance-based incentive fee payable	5,216	4,347
Interest payable	1,269	597
Deferred fee revenue	537	1,242
Due to Solar Capital Management LLC	795	773
Derivative liabilities	521	1,539
Income taxes payable	787	329
Other accrued expenses and payables	1,324	1,453

Total Liabilities	512,396	464,797

Net Assets
Common stock, par value $0.01 per share 36,501,373 and 36,383,158 shares issued and outstanding, respectively, 200,000,000 authorized	365	364
Paid-in capital in excess of par	929,885	926,991
Distributions in excess of net investment income	(5,916)	(1,545)
Accumulated net realized losses	(12,884)	(10,541)
Net unrealized depreciation	(137,703)	(88,275)

Total Net Assets	$773,747	$826,994

Number of shares outstanding	36,501,373	36,383,158
Net Asset Value Per Share	$21.20	$22.73

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
Interest and dividends:
Companies more than 25% owned	$4,341	$300	$5,789	$300
Companies 5% to 25% owned	—	—	—	7,619
Other interest and dividend income	30,988	29,103	97,117	85,078

Total interest and dividends	35,329	29,403	102,906	92,997

Total investment income	35,329	29,403	102,906	92,997

EXPENSES:
Investment advisory and management fees	5,236	4,607	15,319	13,404
Performance-based incentive fee	5,216	3,887	15,273	12,958
Interest and other credit facility expenses	2,242	3,943	6,174	10,540
Administrative service fee	357	387	1,074	1,098
Other general and administrative expenses	1,223	972	3,039	2,978

Total operating expenses	14,274	13,796	40,879	40,978

Net investment income before income tax expense	21,055	15,607	62,027	52,019

Income tax expense	344	56	798	191

Net investment income	20,711	15,551	61,229	51,828

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, DERIVATIVES AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments:
Companies 5% to 25% owned	784	—	784	16,397
Companies less than 5% owned	—	(24)	5,106	(44,233)

Net realized gain(loss) on investments	784	(24)	5,890	(27,836)

Derivatives	1,487	(8,832)	(7,748)	916
Foreign currency exchange	(34)	—	(348)	3,531

Net realized gain (loss) before income tax expense	2,237	(8,856)	(2,206)	(23,389)

Income tax expense	137	—	137	—

Net realized gain (loss)	2,100	(8,856)	(2,343)	(23,389)

Net change in unrealized gain (loss):
Investments:
Companies more than 25% owned	269	1,000	3,372	1,000
Companies 5% to 25% owned	(1,357)	(81)	(2,047)	(18,161)
Companies less than 5% owned	(77,516)	14,023	(55,127)	92,911

Net change in unrealized gain (loss) on investments	(78,604)	14,942	(53,802)	75,750

Derivatives	1,995	(669)	2,209	(3,995)
Foreign currency exchange	1,854	41	2,165	(667)

Net change in unrealized gain (loss)	(74,755)	14,314	(49,428)	71,088

Net realized and unrealized gain (loss) on investments, derivatives and foreign currencies	(72,655)	5,458	(51,771)	47,699

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(51,944)	$21,009	$9,458	$99,527

Earnings per share	$(1.42)	$0.63	$0.26	$3.02

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Nine months ended September 30, 2011	Year ended December 31, 2010
	(unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income	$61,229	$69,212
Net realized loss	(2,343)	(38,968)
Net change in unrealized gain (loss)	(49,428)	111,641

Net increase in net assets resulting from operations	9,458	141,885

Dividends and distributions declared	(65,600)	(72,657)

Capital share transactions:
Proceeds from shares sold	—	184,215
Common stock offering costs	—	(10,198)
Senior notes issued in Solar Capital Merger	—	(125,000)
Reinvestment of dividends	2,895	10,846

Net increase in net assets resulting from capital share transactions	2,895	59,863

Net increase (decrease) in net assets	(53,247)	129,091

Net assets at beginning of period	826,994	697,903

Net assets at end of period	$773,747	$826,994

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except shares)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net increase in net assets from operations	$9,458	$99,527
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Net realized (gain) loss from investments	(5,890)	27,836
Net realized (gain) loss from foreign currency exchange	348	(3,536)
Net change in unrealized (gain) loss on investments	53,802	(75,750)
Net change in (gain) loss on derivatives	(2,209)	3,995

(Increase) decrease in operating assets:
Purchase of investment securities	(338,251)	(217,663)
Proceeds from disposition of investment securities	241,967	222,738
Receivable for investments sold	7,335	(10,204)
Interest and dividends receivable	(5,267)	(1,861)
Purchase of interest rate caps	(2,938)	—
Deferred credit facility costs	1,712	(4,026)
Fee revenue receivable	(282)	1,251
Deferred offering costs	(376)	1,478
Prepaid expenses and other receivables	(211)	(309)
Increase (decrease) in operating liabilities:
Payable for investments purchased	71,857	38,490
Investment advisory and management fee payable	344	(4,056)
Performance-based incentive fee payable	869	(4,630)
Deferred fee revenue	(705)	(1,742)
Due to Solar Capital Management LLC	22	(185)
Interest payable	672	1,816
Income taxes payable	458	266
Other accrued expenses and payables	(129)	(88)

Net Cash Provided by Operating Activities	32,586	73,347

Cash Flows from Financing Activities:
Proceeds from shares sold	—	116,198
Common stock offering costs	—	(10,047)
Cash dividends and distributions paid	(40,804)	(101,219)
Proceeds from borrowings on credit facilities	1,103,669	429,000
Repayments of borrowings on credit facilities	(1,150,341)	(178,579)

Net Cash Provided by (Used in) Financing Activities	(87,476)	255,353

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(54,890)	328,700
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	288,732	5,675

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$233,842	$334,375

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,390	$1,773
Cash paid for income taxes	$477	$18

Non-cash financing activity:
Dividends payable	$21,901	$19,901
Reinvestment of dividends	$2,895	$4,931
Issuance of Senior Notes	$—	$125,000

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2011

(in thousands, except shares)

(unaudited)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans- 36.95%
Asurion Corporation (18)	Insurance	9.00%	5/24/2019	$40,000	$39,807	$38,240
Airvana Network Solutions Inc.	Telecommunications	10.00%	3/25/2015	11,490	11,275	11,490
AviatorCap SII, LLC I (10)	Aerospace & Defense	12.00%	12/31/2014	3,868	3,813	3,674
AviatorCap SII, LLC II (10)	Aerospace & Defense	11.00%	12/31/2014	5,995	5,995	5,696
AviatorCap SII, LLC III (10)	Aerospace & Defense	13.00%	12/31/2014	10,223	9,927	9,711
Direct Buy Inc. (18)	Home, Office Furnishings & Durable Consumer Prds	12.00%	2/1/2017	25,000	24,304	8,125
Fulton Holding Corp (18)	Retail Stores	13.76%	5/28/2016	35,000	34,107	35,000
Grakon, LLC	Machinery	12.00%	12/31/2015	9,524	7,607	9,048
Good Sam Enterprise, LLC (7)	Insurance	11.50%	12/1/2016	5,000	4,700	4,675
Isotoner Corporation	Personal & Non durable Consumer Products	10.75%	1/8/2018	39,000	37,862	37,050
Interactive Health Solutions, Inc. (19)	Healthcare, Education & Childcare	11.50%	10/4/2016	20,250	19,794	19,794
MYI Acquiror Corporation (8)	Insurance	13.00%	3/13/2017	31,500	30,870	30,870
Roundy’s Supermarkets, Inc. - 2nd Lien (18)	Grocery	10.00%	4/16/2016	22,000	21,667	21,633
Southern Auto Finance Company	Banking	13.50%	10/19/2017	25,000	24,438	24,438
Spencer Spirit Holdings, Inc.	Retail Stores	11.00%	5/1/2017	10,000	10,000	9,700
Transplace, Inc.	Personal Transportation	11.00%	4/12/2017	20,000	19,500	19,500
USAW 767 (10)	Aerospace & Defense	14.50%	12/31/2012	5,371	5,298	5,102
ViaWest Inc (18)	Personal, Food & Misc. Services	13.50%	5/20/2016	33,130	32,356	31,142
Vision Holding Corp. (18)	Healthcare, Education & Childcare	12.00%	11/23/2016	37,900	37,252	36,763
VPSI, Inc. (17)	Personal Transportation	12.00%	12/23/2015	17,302	16,878	16,783

Total Bank Debt/Senior Secured Loans				$407,553	$397,450	$378,434

Subordinated Debt/Corporate Notes - 55.73%
Adams Outdoor Advertising	Diversified / Conglomerate Service	18.00%	12/8/2015	$42,500	$41,852	$41,225
AMC Entertainment Holdings, Inc.	Leisure, Amusement, Entertainment	5.30%	6/13/2012	26,779	26,696	21,423
Crosman Corporation	Leisure, Amusement, Entertainment	13.00%	10/15/2016	15,141	14,717	14,384
DSW Group, Inc.	Beverage, Food & Tobacco	15.00%	4/24/2012	120,487	120,204	103,619
Earthbound Farm (18)	Farming & Agriculture	14.25%	6/21/2017	58,947	57,677	56,000
Fleetpride Corporation (18)	Cargo Transport	11.50%	10/1/2014	43,000	43,100	41,495
Grakon Holdings LLC Sr	Machinery	14.00%	12/31/2015	1,535	1,534	1,304
Grakon Holdings LLC Jr	Machinery	12.00%	12/31/2015	14,679	11,900	6,605
Granite Global Solutions Corp. (3)(16)	Insurance	13.50%	5/31/2016	29,149	30,221	28,311
Magnolia River, LLC	Hotels, Motels, Inns and Gaming	14.00%	4/28/2014	19,064	18,621	17,921
Midcap Financial Intermediate Holdings, LLC (18)	Banking	14.25%	7/9/2015	75,000	73,452	72,750
ProSieben Sat.1 Media AG (3)(6)	Broadcasting & Entertainment	8.30%	3/6/2017	21,867	20,259	9,444
Richelieu Foods, Inc. (17)	Beverage, Food & Tobacco	13.75%	5/18/2016	22,500	21,943	21,150
Rug Doctor L.P. (18)	Personal, Food & Misc. Services	14.96%	10/31/2014	50,844	49,348	42,201
Seven Media Group Pty Limited (3)	Broadcasting & Entertainment	11.55%	12/29/2013	19,596	16,329	19,596
Shoes For Crews, LLC (17)	Textiles & Leather	13.75%	7/23/2016	15,650	15,301	15,337
Tri-Star Electronics International, Inc.	Aerospace & Defense	15.25%	8/2/2013	23,051	22,986	23,051
Weetabix Group (3)(5)	Beverage, Food & Tobacco	9.12%	9/14/2016	16,052	18,585	11,718
Weetabix Group (3)(5)	Beverage, Food & Tobacco	10.03%	5/3/2017	32,765	40,048	23,263

Total Subordinated Debt/Corporate Notes				$648,606	$644,773	$570,797

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

September 30, 2011

(in thousands, except shares)

(unaudited)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value

Preferred Equity- 1.37%
SODO Corp. (10)(13)	Aerospace & Defense	9.31%	—	1,912	$1,968	$1,862
SOCAY Corp. (10)(13)	Aerospace & Defense	9.31%	—	12,357	12,782	12,107
Wyle Laboratories	Aerospace & Defense	8.00%	7/17/2015	387	39	45

Total Preferred Equity					$14,789	$14,014

Common Equity / Partnership Interests / Warrants - 5.96%
Ark Real Estate Partners LP (9)(11)(12)	Buildings & Real Estate			38,085,500	$38,086	$30,468
Direct Buy Inc.	Home, Office Furnishings & Durable Consumer Prds			5,000,000	5,000	—
Global Garden Products (3)(4)	Farming & Agriculture			88,483	—	—
Grakon, LLC	Machinery			1,714,286	1,714	—
Grakon, LLC Warrants	Machinery			3,518,001	—	—
Great American Group Inc. (14)	Personal, Food & Misc. Services			572,800	2,681	57
Great American Group Inc. (15)	Personal, Food & Misc. Services			187,500	3	19
National Specialty Alloys, LLC(10)	Mining, Steel, Iron & Nonprecious Metals			1,000,000	10,000	15,000
Nuveen Investments, Inc.	Finance			3,486,444	30,875	5,230
NXP Semiconductors Netherlands B.V.(3)	Electronics			645,292	17,592	9,112
Seven West Media Limited	Broadcasting & Entertainment			437,687	2,424	1,114

Total Common Equity/Partnerships Interests / Warrants					$108,375	$61,000

Total Investments					$1,165,387	$1,024,245

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2011.
(3)	The following entities are domiciled outside the United States and the investments are denominated in either Euro, British Pounds, Canadian Dollars or Australian Dollars: Global Garden Products and Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; Granite Global Solutions Corp. in Canada; and Seven Media Group Pty Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s investments in Global Garden Products are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital Ltd.’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital Ltd.’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Includes an unfunded commitment of $1,000.
(8)	Includes an unfunded commitment of $6,000.
(9)	Solar Capital Ltd. has an unfunded commitment of $6,612.
(10)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	Solar Capital Ltd.’s investments in Ark Real Estate Partners LP are held through its wholly-owned subsidiary SLRC ADI Corp.
(13)	Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.
(14)	Founders Shares.
(15)	Contingent Founders Shares.
(16)	Includes an unfunded commitment of $15,600 Canadian Dollars or $15,821 U.S Dollars as of September 30, 2011.
(17)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 6 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of September 30, 2011, all other investments were pledged as collateral for the Senior Secured Revolving Credit Facility and the Term Loan (see Note 6 to the consolidated financial statements).
(18)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. (See note 18 above for further explanation.) Par amounts held through Solar Capital Funding II LLC include: Asurion $14,224; Direct Buy $15,000; Fulton Holding Corp. $18,000; Roundy’s Supermarkets Inc. $10,000; ViaWest Inc. $15,181; Vision Holding Corp $14,031; Earthbound $23,500; Fleetpride Corporation $23,500; Midcap Financial Intermediate Holdings, LLC $23,500; and Rug Doctor L.P. $9,479. Remaining par balances are held directly by Solar Capital Ltd.
(19)	Includes an unfunded commitment of $1,250.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

September 30, 2011

(unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2011
(unaudited)

Beverage, Food & Tobacco	16%
Insurance	10%
Banking	9%
Personal, Food & Misc. Services	7%
Aerospace & Defense	6%
Healthcare, Education & Childcare	6%
Farming & Agriculture	5%
Retail Stores	4%
Cargo Transport	4%
Diversified / Conglomerate Service	4%
Personal & Non durable Consumer Products	4%
Personal Transportation	4%
Leisure, Amusement, Entertainment	3%
Buildings & Real Estate	3%
Broadcasting & Entertainment	3%
Grocery	2%
Hotels, Motels, Inns and Gaming	2%
Machinery	2%
Mining, Steel, Iron & Nonprecious Metals	1%
Textiles & Leather	1%
Telecommunications	1%
Electronics	1%
Home, Office Furnishings & Durable Consumer Prds	1%
Finance	1%

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

September 30, 2011

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

September 30, 2011

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

U.S. Federal Income Taxes – The Company has elected to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For nine months ended September 30, 2011, there was $660 of U.S. Federal excise tax accrued.

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

Dividends – Dividends to common stockholders are recorded on the ex-dividend date. Quarterly dividend payments are determined by the Board and are generally based upon taxable earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment. We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend. While we generally use newly issued shares to implement the plan (especially if our shares are trading at a premium to net asset value), we may purchase shares in the open market in connection with our obligations under the plan. In particular, if our shares are trading at a significant enough discount to net asset value and we are otherwise permitted under applicable law to purchase such shares, we intend to purchase shares in the open market in connection with our obligations under our dividend reinvestment plan.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

The Company does not isolate that portion of the results of operations resulting from changes in foreign currency rates on investments from the fluctuations arising from changes in market prices of securities held. Net realized foreign currency transactions gains or losses arise from sales of investment securities and maturities of forward currency contracts, currency gains or losses realized between the trade and settlement date on securities transactions, and the difference between the amounts of interest and dividends recorded on the Company’s books and the U.S. dollar equivalent of the amounts actually received or paid. Net unrealized foreign exchange gains and losses arise from the changes in the values of assets and liabilities, resulting from changes in the exchange rate.

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

Deferred Credit Facility Costs – Deferred credit facility costs are being amortized over the life of the related credit facility.

Note 3. Investments

Investments consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011 (unaudited)		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$397,450	$378,434	$250,253	$247,141
Subordinated Debt/Corporate Notes	644,773	570,797	690,817	649,784
Preferred Equity	14,789	14,014	3,929	3,934
Common Equity/Partnership Interests/Warrants	108,375	61,000	118,562	75,362

Total	$1,165,387	$1,024,245	$1,063,561	$976,221

As of September 30, 2011, the Company had no non-accrual investments. As of December 31, 2010, the Company had one non-accrual asset with a total market value of $6.6 million.

Note 4. Agreements

Solar Capital has an Investment Advisory and Management Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(in thousands, except shares)

(unaudited)

operations of, and provides investment advisory services to, Solar Capital. For providing these services, the Investment Adviser receives a fee from Solar Capital, consisting of two components—a base management fee and an incentive fee. The base management fee is determined by taking the average value of Solar Capital’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Solar Capital’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Solar Capital’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Solar Capital’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Solar Capital pays the Investment Adviser an incentive fee with respect to Solar Capital’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Solar Capital’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Solar Capital’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Solar Capital’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), commencing on February 12, 2007, and equals 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized and unrealized capital appreciation. As of September 30, 2011, there was no accrual.

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

September 30, 2011
(unaudited)
Index Rate	Cap Rate	Notional Amount	Expiration	Cost	Fair Value	Unrealized appreciation (depreciation)	Counterparty
3 Month Libor	1.0%	$100,000	1/13/2014	$1,950	$294	$(1,656)	Wells Fargo

3 Month Libor	1.0%	50,000	5/4/2014	988	211	(777)	Wells Fargo

		$150,000		$2,938	$505	$(2,433)

The Company is also exposed to foreign exchange risk through its investments denominated in foreign currencies. The Company mitigates this risk through the use of foreign currency forward contracts. As an investment company, all changes in the fair value of assets, including changes caused by foreign currency fluctuation, flow through current earnings. The forward contracts serve as an economic hedge with their realized and unrealized gains and losses also recorded in current earnings. During the quarter ended September 30, 2011, the Company entered into 11 foreign currency forward contracts with durations of 1 month or less and an average U.S. dollar value of $29,211. During the year ended December 31, 2010, the Company entered into 77 foreign currency forward contracts with durations of 1 month and an average U.S. dollar value of $28,181.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(in thousands, except shares)

(unaudited)

As of September 30, 2011, there were five open forward foreign currency contracts denominated in Australian Dollars, Euros, and British Pounds, all of which terminate on October 11, 2011. As of December 31, 2010, there were three open forward foreign currency contracts denominated in Australian Dollars, Euros, and British Pounds, all of which terminated on January 7, 2011. There was no fixed collateral held by counterparties for the open contracts and no credit-related contingent features associated with any of the open forward contracts. The contract details are as follows:

	September 30, 2011				December 31, 2010
	(unaudited)
SOLD	Foreign Currency	USD Value	Unrealized appreciation (depreciation)	Counterparty	Foreign Currency	USD Value	Unrealized appreciation (depreciation)	Counterparty
AUD	20,464	$21,676	$1,873	SunTrust Bank	30,639	$31,337	$(1,348)	SunTrust Bank

EUR	16,508	23,253	1,137	SunTrust Bank	18,307	24,464	(191)	SunTrust Bank

GBP	32,224	51,468	1,218	Wells Fargo	37,942	59,155	604	SunTrust Bank

Total Sold		$96,397	$4,228			$114,956	$(935)

BOUGHT
EUR	16,000	21,936	(500)	SunTrust Bank

GBP	10,000	15,615	(21)	Wells Fargo

Total Bought		$37,551	$(521)

The Company had no derivatives designated as hedging instruments at September 30, 2011 or December 31, 2010.

The following tables show the fair value and effect of the derivative instruments on the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Operations:

Fair Value of Derivative Instruments

	Derivative Assets
	September 30, 2011
	(unaudited)		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments (a)
Foreign exchange contracts	Derivative assets	$4,228	Derivative assets	$604
Interest rate caps	Derivative assets	505	Derivative assets	—

Total derivatives not designated as hedging instruments (a)		$4,733		$604

Total derivative assets		$4,733		$604

	Derivative Liabilities
	September 30, 2011
	(unaudited)		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments (a)
Foreign exchange contracts	Derivative liabilities	$521	Derivative liabilities	$1,539

Total derivatives not designated as hedging instruments (a)		$521		$1,539

Total derivative liabilities		$521		$1,539

(a)	See Note 2 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(in thousands, except shares)

(unaudited)

Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives not designated as hedging instruments(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended September 30, 2011 (unaudited)	Three months ended September 30, 2010 (unaudited)	Nine months ended September 30, 2011 (unaudited)	Nine months ended September 30, 2010 (unaudited)

Foreign exchange contracts	Realized gain (loss):
	Derivatives	$1,487	$(8,832)	$(7,748)	$916
Foreign exchange contracts	Unrealized gain (loss):
	Derivatives	3,055	(669)	4,642	(3,995)
Interest rate caps	Unrealized gain (loss):
	Derivatives	(1,060)	—	(2,433)	—

Total		$3,482	$(9,501)	$(5,539)	$(3,079)

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

The weighted average annualized interest cost for all outstanding borrowings for the three months ended September 30, 2011 and 2010 was 3.56% and 8.32%, respectively, and 3.56% and 7.90% for the nine months ended September 30, 2011 and 2010, respectively. These costs exclude commitment fees and the amortization of expenses related to the establishment of the $355 million Credit Facility, the $100 million Credit Facility, the Senior Unsecured Notes, and the Term Loan (collectively the “Credit Facilities.”) The average debt outstanding for the three months ended September 30, 2011 and 2010 was $147,465 and $141,054, respectively, and $127,327 and $136, 296 for the nine months ended September 30, 2011 and 2010, respectively. The maximum amounts borrowed under the Credit Facilities during the three and nine months ended September 30, 2011 and the year ended December 31, 2010 were $388,328, $435,356 and $435,000, respectively. There was $388,328

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(in thousands, except shares)

(unaudited)

and $435,000 drawn on the Credit Facilities as of September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, outstanding borrowings included 13,846 Canadian dollars, 16,000 Euro, and 10,000 British pounds. There were no foreign currency borrowings at December 31, 2010. At September 30, 2011 and December 31, 2010, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2011 and December 31, 2010:

Fair Value Measurements

As of September 30, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	—	42,915	335,519	378,434
Subordinated Debt / Corporate Notes	—	50,939	519,858	570,797
Preferred Equity	—	—	14,014	14,014
Common Equity / Partnership Interests / Warrants	10,302	—	50,698	61,000
Derivative assets - interest rate cap	—	505	—	505
Derivative assets - forward contracts	—	4,228	—	4,228

Liabilities:
Derivative liabilities - forward contracts	—	521	—	521

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the nine months ended September 30, 2011 and the year ended December 31, 2010, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2011 and December 31, 2010:

The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the period. There were no investments transferred into or out of Level 3 during the first two quarters of 2011. During the third quarter of 2011, one investment with a market value of $41.1 million was transferred from Level 3 to Level 2 due to the availability of pricing sources. During the first and third quarters of 2011, one investment with a current market value of $9.1 million was transferred from Level 2 to Level 1 when its listed common stock became freely tradable as restrictions expired.

Fair Value Measurements Using Level 3 Inputs

As of September 30, 2011

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants

Fair value, January 1, 2011	$200,532	$566,308	$3,934	$53,092

Total gains or losses included in earnings:
Net realized gain (loss)	(87)	3,135	—	(284)
Net change in unrealized gain (loss)	(16,970)	(21,001)	(779)	(3,302)

Purchase of investment securities	214,199	59,563	10,859	4,209
Proceeds from dispositions of investment securities	(62,155)	(47,082)	—	(3,017)

Transfers in/out of Level 3	—	(41,065)	—	—

Fair value, September 30, 2011	$335,519	$519,858	$14,014	$50,698

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:

Net change in unrealized gain:	$(19,113)	$(34,315)	$(779)	$(2,745)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Note 9. Stockholders’ Equity

The table below illustrates the effect of certain transactions on our capital accounts through September 30, 2011:

					Distributions
					in Excess of
				Paid in Capital	Net	Accumulated		Total
	Common Stock		Partners’	in Excess	Investment	Net Realized	Net Unrealized	Stockholders
	Shares	Par Amount	Capital	of Par	Income	Gain/(Loss)	Appreciation	Equity

Balance at December 31, 2009	—	$—	$697,903	$—	$—	$—	$—	$697,903

Solar Capital Merger(1)	26,647,312	266	(697,903)	772,553	—	—	(199,916)	(125,000)

Issuances of common stock in IPO(2)	6,280,945	63	—	106,088	—	—	—	106,151
Issuances of common stock in private placement(3)	2,965,000	30		67,836				67,866
Reinvestment of dividends	489,901	5	—	10,841	—	—	—	10,846

Net increase in stockholders’ equity resulting from operations	—	—	—	—	69,212	(38,968)	111,641	141,885

Dividends declared ($2.14 per share)	—	—	—	—	(65,457)	(7,200)	—	(72,657)

Permanent tax differences	—	—	—	(30,327)	(5,300)	35,627	—	—

Balance at December 31, 2010	36,383,158	$364	$—	$926,991	$(1,545)	$(10,541)	$(88,275)	$826,994

Reinvestment of dividends	118,215	1	—	2,894	—	—	—	2,895

Net increase in stockholders’ equity resulting from operations	—	—	—	—	61,229	(2,343)	(49,428)	9,458

Dividends declared ($1.80 per share)	—	—	—	—	(65,600)	—	—	(65,600)

Balance at September 30, 2011	36,501,373	$365	$—	$929,885	$(5,916)	$(12,884)	$(137,703)	$773,747

(1)	Immediately prior to the initial public offering, through a series of transactions Solar Capital Ltd. merged with Solar Capital LLC, leaving Solar Capital Ltd. as the surviving entity. Solar Capital Ltd. issued an aggregate of approximately 26.65 million shares of common stock and $125 million in Senior Unsecured Notes to the existing Solar Capital LLC unit holders in connection with the Merger.
(2)	On February 9, 2010 Solar Capital Ltd. priced its initial public offering, selling 5.68 million shares, including the underwriters’ overallotment, at a price of $18.50 per share. Concurrent with this offering, management purchased an additional 600,000 shares through a private placement, also at $18.50 per share.
(3)	On November 30, 2010 Solar Capital Ltd. priced a private offering, selling 2.85 million shares, at a price of $22.94 per share. Concurrent with this offering, management purchased an additional 115,000 shares, also at $22.94 per share.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(in thousands, except shares)

(unaudited)

Note 10. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in shareholders’ equity per share resulting from operations for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011 (unaudited)	Three months ended September 30, 2010 (unaudited)	Nine months ended September 30, 2011 (unaudited)	Nine months ended September 30, 2010 (unaudited)
Numerator for basic and diluted earnings per share:	$(51,944)	$21,009	$9,458	$99,527
Denominator for basic and diluted weighted average share:	36,498,451	33,165,867	36,442,550	32,918,479
Basic and diluted net increase in share holders’ equity resulting from operations per share:	$(1.42)	$0.63	$0.26	$3.02

As required by ASC 260-10, Earnings Per Share, the number of shares used to calculate weighted average shares for use in computations on a per share basis have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Merger.

Note 11. Taxation

The Company has elected to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Additionally, as a BDC, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal, state, and local income taxes, excluding excise taxes which may be imposed under the Code. However, the Company may be subject to withholding taxes imposed on investment income and/or gains recognized associated with certain securities of issuers not resident in the U.S.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(in thousands, except shares)

(unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2011 and 2010:

	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010
Per Share Data: (a)
Net asset value, beginning of year	$22.73	$21.24
Net investment income	1.68	1.57
Net realized and unrealized gain (loss)	(1.42)	1.45

Net increase in net assets resulting from operations	0.26	3.02

Effect of dilution	0.01	(0.32)
Offering costs	—	(0.31)
Dividends to shareholders declared	(1.80)	(1.54)

Net asset value, end of period	$21.20	$22.09

Total return (b)	(12.20%)	24.82%
Net assets, end of period	$773,747	$732,597
Per share market value at end of period	20.13	21.45
Shares outstanding end of period	36,501,373	33,168,872

Ratio to average net assets:
Expenses without incentive fees (c)	4.28%	5.21%
Incentive fees	1.85%	1.79%

Total expenses	6.13%	7.00%

Net investment income (c)	9.92%	9.59%
Net investment income without incentive fees (c)	12.39%	11.99%
Portfolio turnover ratio	24.56%	20.91%

(a)	Calculated using the average shares outstanding method
(b)	Total return is based on the change in market price per share during the period and takes into account dividends reinvested with the dividend reinvestment plan. For the nine months ended September 30, 2010, the public offering price is used as the beginning net asset value. Not annualized for periods less than one year.
(c)	Annualized.

Note 13. Related Parties

From July 2006 through approximately the first quarter of 2009, Mr. Gross, the Company’s chairman and chief executive officer, was a partner in Magnetar Capital Partners LP. Mr. Spohler, our chief operating officer together with Solar Capital Partners LLC’s other investment professionals, advised Magnetar Financial LLC (“Magnetar”) on certain investments which coincide with those of Solar Capital. Certain entities affiliated with Magnetar owned as of September 30, 2011 either directly or indirectly, approximately 7.3% of our outstanding equity. In addition Messrs. Gross, Spohler, and Radesca serve as chairman and chief executive officer, director and chief operating officer, and chief financial officer, respectively, of Solar Senior Capital Ltd.

Note 14. New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 was issued concurrently with International Financial Reporting Standards No. 13 (“IFRS 13”), Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements as is currently required under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments. For Level 3 fair value measurements, the ASU requires that our disclosure include quantitative information about significant unobservable inputs, a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs, and a description of our valuation process. Public companies are required to apply ASU 2011-04 prospectively for interim and annual periods beginning after December 15, 2011. Upon adoption of ASU 2011-04, it is not expected that it will have a significant impact on the Company’s financial statements and the Company is currently evaluating the impact on its disclosures.

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(unaudited)

(in thousands, except shares)

Schedule 12-14

			Nine months ended September 30, 2011
Portfolio Company	Investment	As of September 30, 2011 Number of Shares/Principal Amount	Amount of dividends and interest included in income	Amount of equity in net profit and loss	As of September 30, 2011 Fair Value

Investments Owned Greater than 25%
AviatorCap SII, LLC I	Senior Debt	3,868	$160	$—	$3,674
AviatorCap SII, LLC II	Senior Debt	5,995	69	—	5,696
AviatorCap SII, LLC III	Senior Debt	10,223	264	—	9,711
USAW 767	Senior Debt	5,371	656	—	5,102
SODO Corp.	Preferred Equity/Common	1,912	54	—	1,862
SOCAY Corp.	Preferred Equity/Common	12,357	409	—	12,107
National Specialty Alloys, LLC	Equity	1,000,000	4,102	—	15,000

Total Investments Owned Greater than 25%			$5,714	$—	$53,152

Investments Owned Greater than 5% and Less than 25%
Ark Real Estate Partners LP	Equity	38,085,500	—	—	30,468

Total Investments Owned Greater than 5% and Less than 25%			$—	$—	$30,468

The table below represents the balance at the beginning of the year, December 31, 2010 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of September 30, 2011.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2010	Gross additions	Gross reductions	Change in Unrealized Gain (Loss)	Fair Value as of September 30, 2011
AviatorCap SII, LLC I	$—	$4,037	$228	$(135)	$3,674
AviatorCap SII, LLC II	—	6,070	74	(300)	5,696
AviatorCap SII, LLC III	—	9,927	—	(216)	9,711
USAW 767	6,618	45	1,382	(179)	5,102
SODO Corp.	390	1,577	—	(105)	1,862
SOCAY Corp.	3,500	9,283	—	(676)	12,107
National Specialty Alloys, LLC	10,000	—	—	5,000	15,000
Ark Real Estate Partners LP	29,235	3,333	53	(2,047)	30,468

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(unaudited)

(in thousands, except shares)

Schedule 12-14

			Year ended December 31, 2010		As of
Portfolio Company	Investment	As of December 31, 2010 Number of Shares/Principal Amount	Amount of dividends and interest included in income	Amount of equity in net profit and loss	December 31, 2010 Fair Value

Investments Owned Greater than 25%
USAW 767	Senior Debt	$6,753	$52	$—	$6,618
SODO Corp.	Preferred Equity/Common	388	2	—	390
SOCAY Corp.	Preferred Equity/Common	3,484	16	—	3,500
National Specialty Alloys, LLC	Equity	1,000,000	600	—	10,000

Total Investments Owned Greater than 25%			$670	$—	$20,508

Investments Owned Greater than 5% and Less than 25%
National Interest Security Corp.	Senior Debt	$—	$3,544	$—	$—
National Interest Security Corp.	Subordinated	$—	4,075	—	—
Ark Real Estate Partners LP	Equity	34,806,121	—	—	29,235

Total Investments Owned Greater than 5% and Less than 25%			$7,619	$—	$29,235

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

Overview

Solar Capital Ltd. (“Solar”, the “Company” or “we”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

As of September 30, 2011, our long term investments totaled $1,024.2 million and our net asset value was $773.7 million. Our portfolio was comprised of debt and equity investments in 41 portfolio companies and our income producing assets, which represented 92.7% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 14.6%.

During the three months ended September 30, 2011, we originated approximately $70.3 million of investments in 4 new portfolio companies and approximately $27.1 million was invested in 3 existing portfolio companies. For the three months ended September 30, 2011, we had approximately $4.9 million in debt repayments in existing portfolio companies and no sales of securities. During the nine months ended September 30, 2011, we originated approximately $247.1 million of investments in 11 new portfolio companies and approximately $73.1 million was invested in 6 existing portfolio companies. For the nine months ended September 30, 2011, we had approximately $215.8 million in debt repayments and approximately $29.4 million in sales of securities of three portfolio companies.

Recent Developments

Dividend

On November 1, 2011, our board of directors declared a quarterly dividend of $0.60 per share payable on December 29, 2011 to holders of record as of December 15, 2011. We expect the dividend to be paid from taxable earnings with specific tax characteristics reported to stockholders after the end of the calendar year.

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our investment adviser or board of directors, does not represent fair value, shall be valued as follows: (i) each portfolio company or investment is initially valued by the investment professinals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the board of directors will conduct independent appraisals and review management’s preliminary valuations and make their own assessment for all material assets; (iv) the board of directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the investment adviser and, where appropriate, the respective third-party valuation firms.

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

Fair Value Measurements

As of September 30, 2011

($ in thousands)

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	—	42,915	335,519	378,434
Subordinated Debt / Corporate Notes	—	50,939	519,858	570,797
Preferred Equity	—	—	14,014	14,014
Common Equity / Partnership Interests / Warrants	10,302	—	50,698	61,000
Derivative assets - interest rate cap	—	505	—	505
Derivative assets - forward contracts	—	4,228	—	4,228

Liabilities:
Derivative liabilities - forward contracts	—	521	—	521

At September 30, 2011, the fair value of investments classified as Level 3 was $920.1 million or 71.5% of total assets. There were no investments transferred into or out of Level 3 during the first two quarters of 2011. During the third quarter of 2011 one investment with a market value of $41.1 million was transferred from Level 3 to Level 2 due to the availability of pricing sources. During the first and third quarters of 2011, one investment with a current market value of $9.1 million was transferred from Level 2 to Level 1 when its listed common stock became freely tradable as restrictions expired.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-4, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 was issued concurrently with International Financial Reporting Standards No. 13 (“IFRS 13”), Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements as is currently required under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments. For Level 3 fair value measurements, the ASU requires that our disclosure include quantitative information about significant unobservable inputs, a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs, and a description of our valuation process. Public companies are required to apply ASU 2011-04 prospectively for interim and annual periods beginning after December 15, 2011. Upon adoption of ASU 2011-04, it is not expected that it will have a significant impact on the Company’s financial statements and the Company is currently evaluating the impact on its disclosures.

Portfolio Investments

The total fair value of our investments was approximately $1,024.2 million and $976.2 million at September 30, 2011 and December 31, 2010, respectively. During the three months ended September 30, 2011, we originated approximately $97.3 million of new investments in 4 new and 3 existing portfolio companies. During the three months ended September 30, 2010, we originated approximately $74.3 million of investments in 1 new and 3 existing portfolio companies. For the nine months ended September 30, 2011, we originated approximately $320.2 million of investments in 11 new and 6 existing portfolio companies. For the nine months ended September 30, 2010, we originated approximately $178.9 million of investments in 5 new and 1 existing portfolio companies.

In certain instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of certain debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. Our portfolio activity also reflects sales of securities. For the three months ended September 30, 2011, we had approximately $4.9 million in debt repayments from existing portfolio companies and had no sales of securities. For the three months ended September 30, 2010, we had approximately $6.6 million in debt repayments from existing portfolio companies and sold securities in one portfolio company for approximately $2.9 million.

During the nine months ended September 30, 2011, we had approximately $215.8 million in debt repayments and had approximately $29.4 million in sales of securities in 3 portfolio companies. During the nine months ended September 30, 2010, we had approximately $187.4 million in debt repayments and approximately $23.5 million in sales of securities in four portfolio companies.

At September 30, 2011, we had investments in debt and preferred securities of 34 portfolio companies, totaling approximately $963.2 million, and equity investments in nine portfolio companies, totaling approximately $61.0 million. At December 31, 2010, we had investments in debt and preferred securities of 30 portfolio companies, totaling approximately $900.9 million, and equity investments in nine portfolio companies, totaling approximately $75.4 million.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2011 and December 31, 2010:

	September 30, 2011
(in thousands)	(unaudited)		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$397,450	$378,434	$250,253	$247,141
Subordinated Debt/Corporate Notes	644,773	570,797	690,817	649,784
Preferred Equity	14,789	14,014	3,929	3,934
Common Equity/Partnership Interests/Warrants	108,375	61,000	118,562	75,362

Total	$1,165,387	$1,024,245	$1,063,561	$976,221

As of September 30, 2011, the weighted average yield on income producing investments in our portfolio was approximately 14.6%, compared to 14.3% at December 31, 2010. The increase in yield during the first nine months of 2010 was primarily due to a decrease in fair value of portfolio assets during the third quarter of 2011. As of September 30, 2011, there were no investments on non-accrual status compared to one asset on non-accrual status with a market value of $6.6 million at December 31, 2010.

Results of Operations for the Quarter Ended September 30, 2011 compared to the Quarter Ended September 30, 2010

Revenue

	For the Three Months Ended September 30,
	(unaudited)
	2011	2010	% Change
	(in thousands)
Investment income	$35,329	$29,403	20%

Investment income was higher during the third quarter of 2011 primarily due to higher interest and dividend income on a larger average portfolio balance.

Expenses

	For the Three Months Ended September 30,
	(unaudited)
	2011	2010	% Change
	(in thousands)
Investment advisory and management fees	$5,236	$4,607	14%
Performance-based incentive fee	5,216	3,887	34%
Interest and other credit facility expenses	2,242	3,943	(43%)
Administrative service fee	357	387	(8%)
Other general and administrative expenses	1,223	972	26%

Total operating expenses	$14,274	$13,796	3%

Both performance-based incentive fee, which is calculated as a percentage of net investment income above certain hurdle rates, and investment advisory and management fees, which are calculated based on average gross assets, were higher during the third quarter of 2011 due to higher investment income earned on larger average gross assets. Interest and other credit facility expenses for the three months ended September 30, 2011 were lower than the comparable period in 2010 primarily due to lower borrowing rates in 2011 after the repayment of higher priced fixed rate notes in late 2010.

Net Realized and Unrealized Gains and Losses

	For the Three Months Ended September 30,
	(unaudited)
	2011	2010
	(in thousands)
Net realized gain (loss) on investments	$647	$(24)
Net realized gain (loss) on derivatives	1,487	(8,832)
Net realized loss on foreign currency exchange	(34)	—
Net unrealized (loss) gain on investments	(78,604)	14,942
Net unrealized gain (loss) on derivatives	1,995	(669)
Net unrealized gain on foreign currency exchange	1,854	41

Total realized and unrealized (loss) gain	$(72,655)	$5,458

During the third quarter of 2011, there was a total realized and unrealized loss of $72.7 million compared to a gain of $5.5 million for the same period in 2010. The combined net loss during the third quarter of 2011 was primarily due to the increase in unrealized depreciation caused by recent technical market factors. We analyze this section on a combined basis because offsets may exist in the individual line items due to foreign exchange fluctuations and movements from unrealized to realized, which may have impacted income in prior periods.

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

Results of Operations for the Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010

Revenue

	For the Nine Months Ended September 30,
	(unaudited)
	2011	2010	% Change
	(in thousands)
Investment income	$102,906	$92,997	11%

Investment income was higher during the first nine months of 2011 primarily due to due to higher interest income on a larger average portfolio balance partially offset by higher transaction related income during 2010 primarily resulting from the early repayment of assets.

Expenses

	For the Nine Months Ended September 30,
	(unaudited)
	2011	2010	% Change
	(in thousands)
Investment advisory and management fees	$15,319	$13,404	14%
Performance-based incentive fee	15,273	12,958	18%
Interest and other credit facility expenses	6,174	10,540	(41%)
Administrative service fee	1,074	1,098	(2%)
Other general and administrative expenses	3,039	2,978	2%

Total operating expenses	$40,879	$40,978	—

Both performance-based incentive fee, which is calculated as a percentage of net investment income above certain hurdle rates, and investment advisory and management fees, which are calculated based on average gross assets, were higher during the first nine months of 2011 due to higher investment income earned on larger average gross assets. Interest and other credit facility expenses for the nine months ended September 30, 2011 were lower than the comparable period in 2010 primarily due to lower borrowing rates in 2011 after the repayment of higher priced fixed rate notes in late 2010.

Net Realized and Unrealized Gains and Losses

	For the Nine Months Ended September 30,
	(unaudited)
	2011	2010
	(in thousands)
Net realized gain (loss) on investments	$5,753	$(27,836)
Net realized (loss) gain on derivatives	(7,748)	916
Net realized (loss) gain on foreign currency exchange	(348)	3,531
Net unrealized (loss) gain on investments	(53,802)	75,750
Net unrealized gain (loss) on derivatives	2,209	(3,995)
Net unrealized gain (loss) on foreign currency exchange	2,165	(667)

Total realized and unrealized (loss) gain	$(51,771)	$47,699

Total realized and unrealized loss was $51.8 million for the first nine months of 2011 compared to a gain of $47.7 million for the same period in 2010. The combined net loss during the first nine months of 2011 was primarily due to portfolio depreciation, which took place primarily during the third quarter. The net gain for the first nine months of 2010, which took place largely during the first quarter, was primarily due to certain asset valuations that were recovering from technical recession lows. We analyze this section on a combined basis because offsets may exist in the individual line items due to foreign exchange fluctuations and movements from unrealized to realized, which may have impacted income in prior periods.

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

To partially mitigate this risk of rising interest rates on our floating rate debt exposure, we purchased two interest rate derivative contracts during 2011, which effectively cap the London Interbank Borrowing Rate (LIBOR) at 1.00% on $100 million of notional amount through January 2014 and $50 million of notional amount through May 2014. The interest rate caps were purchased for $2.94 million and were valued at $0.51 million on September 30, 2011.

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

At September 30, 2011 and December 31, 2010, we had cash and cash equivalents of approximately $233.8 and $288.7 million, respectively. Cash provided by operating activities for the nine months ended September 30, 2011 and 2010 was approximately $32.6 million and $73.3 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2011 is as follows:

	Payments Due by Period
	(unaudited)
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Senior secured revolving credit facilities(1)	$353.3	$—	$253.3	$100.0	$—
Term loan	$35.0	$—	$35.0	$—	$—

(1)	As of September 30, 2011, we had $101.7 million of unused borrowing capacity under our credit facilities.

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

Borrowings

We had borrowings of $353.3 million and $400.0 million outstanding, under our Credit Facilities on September 30, 2011 and December 31, 2010, respectively. Our $35.0 million Term Loan was outstanding on September 30, 2011 and December 31, 2010.

Distributions and Dividends

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
November 1, 2011	December 15, 2011	December 29, 2011	$0.60
August 2, 2011	September 20, 2011	October 4, 2011	0.60
May 2, 2011	June 17, 2011	July 5, 2011	0.60
March 1, 2011	March 17, 2011	April 4, 2011	0.60

Total 2011			$2.40

Fiscal 2010
November 2, 2010	December 17, 2010	December 30, 2010	$0.60
August 3, 2010	September 17, 2010	October 4, 2010	0.60
May 4, 2010	June 17, 2010	July 2, 2010	0.60
January 26, 2010	March 18, 2010	April 1, 2010	0.34	*

Total 2010			$2.14

*	Partial period dividend of $0.60 per share prorated for the number of days that remained in the quarter after our initial public offering

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

•

From July 2006 through approximately the first quarter of 2009, Mr. Gross, the Company’s chairman and chief executive officer, was a partner in Magnetar Capital Partners LP. Mr. Spohler, our chief operating officer together with Solar Capital Partners LLC’s other investment professionals, advised Magnetar Financial LLC (“Magnetar”) on certain investments which coincide with those of Solar Capital. Certain entities affiliated with Magnetar owned as of September 30, 2011, either directly or indirectly, approximately 7.3% of our outstanding equity.

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

We are subject to financial market risks, including changes in interest rates. During the nine months ended September 30, 2011, certain of the loans in our portfolio had floating interest rates and our senior secured revolving credit facilities and Term Loan also bear floating rate interest. Interest rates on these loans are typically based on floating LIBOR and reset to current market rates every one to six months. A change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps, caps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2011, we purchased two 1.00% LIBOR caps on a total of $150 million of notional for 3 years. If during the three year contract period LIBOR exceeds 1.00%, we will receive payments from the counterparty equal to the difference between LIBOR and 1.00% on $150 million. The cost of the caps was $2.9 million.

The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at September 30, 2011. Interest expense is calculated separately for each of our borrowings. For our floating rate $35 million Term Loan we use the balance and interest rate as of September 30, 2011 and adjust the interest rate based on the hypothetical changes below. For our floating rate credit facility we use the average balance for the three months ended September 30, 2011 as it fluctuates with our periodic cash requirements and we calculate interest expense using the interest rate as of September 30, 2011 adjusted for the hypothetical changes in rates below. The base interest rate case assumes the rates on our portfolio investments remain as they were on September 30, 2011. All of the hypothetical calculations are based on a model of our portfolio for the twelve months subsequent to September 30, 2011 and assume no change to any input other than the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense
-25 Basis Points	0.08%
Base Interest Rate	0.00%
+100 Basis Points	(0.03%)
+200 Basis Points	0.92%

We have exposure to foreign currencies (Euro, British Pounds, Canadian dollars, and Australian dollars) through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in exchange rates. To limit our exposure to fluctuations in exchange rates, we enter into foreign exchange forward contracts or borrow in those currencies under our multi-currency revolving credit facility. Our foreign currency exchange contracts are short term contracts that are continuously rolled forward to hedge the longer term portfolio investments. The table below presents our exchange rate sensitive assets and liabilities as of September 30, 2011:

	Australian Dollar	Euro	British Pound	Canadian Dollar
Portfolio Investments (Long)
Par Amount, Fair Value for Equity (in Currency)	$22.1	€16.0	£30.8	$30.5
Par Amount, Fair Value for Equity ($ in millions)	$21.7	$23.3	$49.5	$30.2
Fair Value ($ in millions)	$21.7	$18.9	$40.0	$28.4

Forward Contracts (Short)
Notional Amount (in Currency)	$20.5	€16.5	£32.2	$—
Weighted Average Exchange Rate	1.059	1.340	1.559	—
Contract Amount ($ in millions)	$21.7	$23.3	$51.5	$—
Fair Value ($ in millions)	$1.9	$1.1	$1.2	$—

Forward Contracts (Long)
Notional Amount (in Currency)	$—	€16.0	£10.0	$—
Weighted Average Exchange Rate	—	1.371	1.562	—
Contract Amount ($ in millions)	$—	$21.9	$15.6	$—
Fair Value ($ in millions)	$—	$(0.5)	$(0.0)	$—

Credit Facilities (Short)
Par Amount (in Currency)	$—	€16.0	£10.0	$13.8
Par Amount ($ in millions)	$—	$21.4	$15.6	$13.2

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission (“SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The recent downgrade of the U.S. credit rating and uncertainty about the financial stability of several countries in the European Union (EU) could have a significant adverse effect on our business, results of operations and financial condition.

Due to the current federal budget deficit concerns, Standard & Poor’s (“S&P”) downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. This downgrade could lead to subsequent downgrades by S&P, as well as to downgrades by the other two major credit rating agencies, Moody’s and Fitch Ratings. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price and our financial performance.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these EU “peripheral nations” to continue to service their sovereign debt obligations. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the EU governments’ financial support programs and worries about sovereign finances persist. Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. There can be no assurance that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding the economic recovery continues to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, financial condition and/or operating results. The risks described above and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no other material changes during the nine months ended September 30, 2011 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in unregistered sales of equity securities during the three months ended September 30, 2011, we issued a total of 53,755 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate valuation price of the shares of common stock issued under the dividend reinvestment plan was approximately $1.3 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement**

3.2	Amended and Restated Bylaws**

4.1	Form of Common Stock Certificate****

10.1	Dividend Reinvestment Plan**

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent****

10.3	Form of Senior Secured Term Loan Agreement by and between the Registrant and ING Capital LLC, as lender and administrative agent, dated as of September 2, 2010*****

10.4	Form of Loan and Servicing Agreement by and among the Registrant, Solar Capital Funding II LLC, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Delaware Trust Company, as collateral agent and Wells Fargo Bank, N.A., as account bank and collateral custodian*******

10.5	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC*

10.6	Form of Custodian Agreement****

10.7	Administration Agreement by and between Registrant and Solar Capital Management, LLC*

10.8	Form of Indemnification Agreement by and between Registrant and each of its directors**

10.9	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement*

10.10	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement**

10.11	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited*

10.12	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC**

10.13	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC****

10.14	Form of Agreement and Plan of Merger by and between Registrant and Solar Capital LLC****

10.15	Form of Registration Rights Agreement******

10.16	Form of Subscription Agreement******

10.17	Form of Purchase and Sale Agreement by and between the Registrant and Solar Capital Funding II LLC*******

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.
**	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
***	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 8 (File No. 333-148734) filed on January 27, 2010.
****	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on February 9, 2010.
*****	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on September 7, 2010.
******	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
*******	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on December 22, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 1, 2011.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ NICHOLAS RADESCA
Nicholas Radesca
Chief Financial Officer
(Principal Financial and Accounting Officer)