Form 10-K
period 2011-12-31
Solar Capital Ltd.
filed 2012-02-22
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2011 based on the closing price on that date of $24.69 on the NASDAQ Global Select Market was approximately $847.5 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 36,608,038 shares of the Registrant’s common stock outstanding as of February 21, 2012.

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

SOLAR CAPITAL LTD

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

In February 2010, we completed our initial public offering and a concurrent private offering of shares to management. Prior to our initial public offering, Solar Capital LLC merged with and into Solar Capital Ltd. (the “Merger”), leaving Solar Capital Ltd. as the surviving entity. Solar Capital Ltd. issued shares of common stock and $125 million in senior unsecured notes (the “Senior Unsecured Notes”) to the existing Solar Capital LLC unit holders in connection with the Merger. The Senior Unsecured Notes that were issued in connection with the Merger were fully repaid in December 2010. Prior to the Merger, Solar Capital Ltd. had no assets or operations and as a result, the books and records of Solar Capital LLC have become the historical books and records of the Company.

We invest primarily in U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle market companies in the form of senior secured loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $20 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We are managed by Solar Capital Partners, LLC (“Solar Capital Partners”). Solar Capital Management, LLC (“Solar Capital Management”) provides the administrative services necessary for us to operate.

As of December 31, 2011, our long term investments totaled $1.05 billion and our net asset value was $805.9 million. Our portfolio was comprised of debt and equity investments in 40 portfolio companies and our income producing assets, which represented 91.2% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 14.2%.

During the year ended December 31, 2011, we originated approximately $318.8 million of new investments in 13 portfolio companies and approximately $76.8 million was invested in six existing portfolio companies. We also had approximately $308.7 million in debt repayments of existing portfolio companies and sales of securities of 4 portfolio companies for approximately $29.4 million, during 2011.

Solar Capital Partners

Solar Capital Partners, our investment adviser, is controlled and led by Michael S. Gross, our chairman and chief executive officer, and Bruce Spohler, our chief operating officer. They are supported by a team of dedicated investment professionals, including senior team members Brian Gerson, Cedric Henley, David Mait and Suhail Shaikh. We refer to Messrs. Gross, Spohler, Gerson, Henley, Mait and Shaikh as Solar Capital Partners’ senior investment professionals. Solar Capital Partners’ investment team has extensive experience in the private equity and leveraged lending industries, as well as significant contacts with financial sponsors operating in those industries.

In addition, Solar Capital Partners presently serves as the investment adviser for Solar Senior Capital Ltd, or “Solar Senior,” a publicly traded business development company with more than $300 million of investable capital that invests in the senior debt securities of leveraged middle market companies similar to those we intend to target for investment. The investment team led by Messrs. Gross and Spohler has invested in approximately 90 different portfolio companies for Solar Capital and Solar Senior, which investments involved an aggregate of approximately 80 different financial sponsors, through December 31, 2011. Since Solar Capital’s inception, these investment professionals have used their relationships in the middle-market financial sponsor and financial intermediary community to generate deal flow. As of February 21, 2012, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 5.76% and 5.62%, respectively, of our outstanding common stock.

Solar Capital Management

Pursuant to an administration agreement (the “Administration Agreement”), Solar Capital Management furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Solar Capital Management also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, Solar Capital Management assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Solar Capital Management also provides managerial assistance on our behalf to those portfolio companies that request such assistance.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

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

Managerial Assistance to Portfolio Companies

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Solar Capital Management provides such managerial assistance on our behalf to portfolio companies that request this assistance.

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

Code of Ethics

We and Solar Capital Partners have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940 (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. In addition, each code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Compliance Policies and Procedures

We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. We are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and to designate a chief compliance officer to be responsible for their administration. Guy Talarico currently serves as our chief compliance officer.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our investment adviser. A summary of the Proxy Voting Policies and Procedures of our adviser are set forth below. The guidelines are reviewed periodically by the adviser and our non-interested directors, and, accordingly, are subject to change.

As an investment adviser registered under the Investment Advisers Act of 1940, Solar Capital Partners has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote securities held by its clients in a timely manner free of conflicts of interest. These policies and procedures for voting proxies for investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Our investment adviser votes proxies relating to our portfolio securities in the best interest of our stockholders. Solar Capital Partners reviews on a case-by-case basis each proposal submitted for a proxy vote to determine its impact on our investments. Although it generally votes against proposals that may have a negative impact on our investments, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of our investment adviser are made by the senior officers who are responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, it requires that: (i) anyone involved in the decision making process disclose to the managing member any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Solar Capital Partners, LLC, 500 Park Avenue, New York, NY 10022.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to non-public personal information about our stockholders to employees of our investment adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Taxation as a Regulated Investment Company

As a BDC, we have elected to be treated, and intend to continue to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

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

Failure to Qualify as a Regulated Investment Company

If we were unable to continue to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders as dividends and, if made in a taxable year beginning on or before December 31, 2012 and provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” in the hands of non-corporate stockholders (and thus eligible for the 15% maximum rate) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

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

The incentive fee has two parts, as follows: one is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to Solar Capital Management, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2.00% base management fee. We pay Solar Capital Partners an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

•	Year 4: Capital gains incentive fee of $200,000

$6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains fee taken in Year 2)

Alternative 2:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $24 million

•	Year 5: Investment B sold for $20 million

The capital gains incentive fee, if any, would be:

•	Year 1: None

•	Year 2: $5 million capital gains incentive fee

20% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B)

•	Year 3: $1.4 million capital gains incentive fee (1)

$6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains fee received in Year 2

(1)	As illustrated in Year 3 of Alternative 2 above, if Solar Capital were to be wound up on a date other than December 31 of any year, Solar Capital may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if Solar Capital had been wound up on December 31 of such year.

•	Year 4: None

•	Year 5: None

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

•   Aerospace & Defense

•   Automobile

•   Banking

•   Beverage, Food & Tobacco

•   Buildings & Real Estate

•   Broadcasting & Entertainment

•   Cargo Transport

•   Chemicals, Plastics & Rubber

•   Containers, Packaging & Glass

•   Diversified/Conglomerate Manufacturing

•   Diversified/Conglomerate Services

•   Electronics

•   Farming & Agriculture

•   Finance

•   Grocery

•   Healthcare, Education & Childcare

•   Home, Office Furnishings & Durable Consumer Prds

•   Hotels, Motels, Inns and Gaming

•   Insurance

•   Leisure, Amusement, Entertainment

•   Machinery

•   Mining, Steel, Iron & Nonprecious Metals

•   Oil & Gas

•   Personal, Food and Misc. Services

•   Personal Transportation

•   Printing & Publishing

•   Retail Stores

•   Telecommunications

•   Textiles & Leather

•   Utilities

We may invest in other industries if we are presented with attractive opportunities.

Set forth below is a list of our ten largest portfolio company investments as of December 31, 2011, as well as the top ten industries in which we were invested as of December 31, 2011, in each case calculated as a percentage of our total assets as of such date.

Portfolio Company	% of Total Assets
DSW Group, Inc.	9.9%
Midcap Financial Intermediate Holdings, LLC	7.0%
Earthbound Farm	5.2%
Rug Doctor L.P	4.4%
Adams Outdoor Advertising	3.9%
Asurion Corporation	3.7%
Weetabix Group	3.5%
Isotoner Corporation	3.5%
Vision Holdings Corp.	3.4%
Ark Real Estate Partners LP	3.3%

Industry	% of Total Assets
Beverage, Food & Tobacco	15.3%
Insurance	9.9%
Banking	9.2%
Personal, Food & Misc. Services	7.4%
Leisure, Amusement, Entertainment	7.1%
Healthcare, Education & Childcare	5.3%
Farming & Agriculture	5.2%
Grocery	5.1%
Retail Stores	4.2%
Diversified/Conglomerate Service	3.9%

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

Stable Earnings and Strong Free Cash Flow. We seek to invest in companies who have demonstrated stable earnings through economic cycles. We target companies that can de-lever through consistent generation of cash flows rather than relying solely on growth to service and repay our loans.

Value Orientation. Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value orientation. We focus on companies in which we can invest at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating cash flow basis.

Value of Assets. The prospective value of the assets, if any, that collateralizes the loans in which we invest, is an important factor in our credit analysis. Our analysis emphasizes both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, such as intellectual property, customer lists, networks and databases. In some of our transactions the company’s fundings may be derived from a borrowing base determined by the value of the company’s assets.

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

In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction. We underwrite our investments on a held-to-maturity basis, but expensive capital is often repaid prior to stated maturity.

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

The illustration below provides Solar Capital’s target portfolio companies and the targeted position of its investment in a company’s capital structure.

(1)	Investment size may vary proportionally as the size of the capital base changes.

Solar Capital’s investment team works in concert with sponsors to proactively manage investment opportunities by acting as a partner throughout the investment process. We actively focus on the middle-market financial sponsor community, with a particular focus on the upper-end of the middle-market (sponsors with equity funds of $800 million to $3 billion). We favor such sponsors because they typically:

•	buy larger companies with strong business franchises;

•	invest significant amounts of equity in their portfolio companies;

•	value flexibility and creativity in structuring their transactions;

•	possess longer track records over multiple investment funds;

•	have a deeper management bench;

•	have better ability to withstand downturns; and

•	possess the ability to support portfolio companies with additional capital.

We divide our coverage of these sponsors among our more senior investment professionals, who are responsible for day-to-day interaction with financial sponsors. Our coverage approach aims to act proactively, consider all investments in the capital structure, provide quick feedback, deliver on commitments, and are constructive throughout the life cycle of an investment.

Due Diligence

Our “private equity” approach to credit investing incorporates extensive in-depth due diligence often alongside the private equity sponsor. In conducting due diligence, we use publicly available information as well as information from relationships with former and current management teams, consultants, competitors and investment bankers. Our due diligence methodology allows us to screen a high volume of potential investment opportunities on a consistent and thorough basis and typically can last two to three months.

Our due diligence typically includes:

•	review of historical and prospective financial information;

•	research relating to the company’s management, industry, markets, products and services and competitors;

•	on-site visits;

•	discussions with management, employees, customers or vendors of the potential portfolio company;

•	review of senior loan documents; and

•	background investigations.

We also evaluate the private equity sponsor making the investment. Further, due to Solar Capital Partners’ considerable repeat business with sponsors, we have direct experience with the management teams of many sponsors. A private equity sponsor is typically the controlling shareholder upon completion of an investment and as such is considered critical to the success of the investment. The equity sponsor is evaluated along several key criteria, including:

•	Investment track record;

•	Industry experience;

•	Capacity and willingness to provide additional financial support to the company through additional capital contributions, if necessary; and

•	Reference checks.

Throughout the diligence process, a deal team is in constant dialogue with the investment team to ensure that any concerns are addressed as early as possible through the process and that unsuitable investments are filtered out before considerable time has been invested. In total, due to our thorough diligence process, we only complete 1.5% to 2.0% of all opportunities that we review annually.

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2011, the weighted average investment rating on the fair market value of our portfolio was 2.1. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

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

Staffing

We do not currently have any employees. Mr. Gross, our chief executive officer, and Mr. Spohler, our chief operating officer, currently serve as partners of our investment adviser, Solar Capital Partners. Nicholas Radesca, our chief financial officer and corporate secretary, is employed by Solar Capital Management, and performs his functions as chief financial officer under the terms of our Administration Agreement. Guy Talarico, our chief compliance officer, is the chief executive officer of Alaric Compliance Services, LLC, and performs his functions as our chief compliance officer under the terms of an agreement between Solar Capital Management and Alaric Compliance Services, LLC. Solar Capital Management has retained Mr. Talarico and Alaric Compliance Services, LLC pursuant to its obligations under our Administration Agreement.

Our day-to-day investment operations are managed by Solar Capital Partners. Solar Capital Partners’ investment personnel currently consists of its senior investment professionals, Messrs. Gross, Spohler, Gerson, Henley, Mait and Shaikh, and a team of additional experienced investment professionals. Based upon its needs, Solar Capital Partners may hire additional investment professionals. In addition, we will reimburse Solar Capital Management for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief financial officer and any administrative support staff.

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

Available Information

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is (http://www.sec.gov).

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

The global capital markets have recently been in a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value. In addition, our ability to incur indebtedness (including by issued preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

The recent downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, financial condition and results of operations.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely effect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the capital markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Price declines and illiquidity in the corporate debt markets may adversely affect, and may continue to adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2011 Annual Stockholders Meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below the then current net asset value per share during a period beginning on June 9, 2011 and expiring on the earlier of the one-year anniversary of the date of the 2011 Annual Stockholders Meeting and the date of our 2012 Annual Stockholders Meeting, which is expected to be held in May 2012. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. IRS Revenue Procedure 2010-12 temporarily allows a RIC whose stock is publicly traded on an established securities market in the United States to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as fulfilling its distribution requirements if (i) the distribution is declared on or before December 31, 2012, with respect to a taxable period ending on or before December 31, 2011, and (ii) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which limitation must be at least 10% of the aggregate declared distribution. Under Revenue Procedure 2010-12, if too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than 10% of his or her entire distribution in cash. If the requirements of Revenue Procedure 2010-12 are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

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

The shares of our common stock beneficially owned by each of Messrs. Gross and Spohler immediately prior to completion of our initial public offering, including any shares that are attributable to such shares issued pursuant to our dividend reinvestment plan, are no longer subject to lock-up restrictions that each of Messrs. Gross and Spohler agreed to in connection with our initial public offering, and are generally available for resale without restriction, subject to the provisions of Rule 144 promulgated under the Securities Act. In addition, on November 30, 2010, Messrs. Gross and Spohler jointly acquired 115,000 shares of our common stock in a private placement transaction conducted in accordance with Regulation D under the Securities Act. Such shares have been registered with the SEC and are generally available for resale. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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

Our business model depends to a significant extent upon strong referral relationships with financial sponsors, and the inability of the senior investment professionals of our investment adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that the principals of our investment adviser will maintain and develop their relationships with financial sponsors, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of our investment adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of our investment adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

As of December 31, 2011, we had $201.4 million outstanding under our credit facilities and $35 million outstanding under our term loan (the “Term Loan”). If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of Solar Capital and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution. At our 2011 Annual Stockholders Meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below the then current net asset value per share during a period beginning on June 9, 2011 and expiring on the earlier of the one-year anniversary of the date of the 2011 Annual Stockholders Meeting and the date of our 2012 Annual Stockholders Meeting, which is expected to be held in May 2012.

We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. As of December 31, 2011, we had $201.4 million outstanding under our credit facilities and $35 million outstanding under our Term Loan. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including our credit facilities and our Term Loan, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

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

As of December 31, 2011, we had $201.4 million outstanding under our credit facilities and $35 million outstanding under our Term Loan.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on the portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed total return on our portfolio (net of expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(14.5)%	(7.8)%	(1.1)%	5.6%	12.3%

(1)	Assumes $1.08 billion in total assets and $236.4 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2011, and a cost of funds of 3.7%. Excludes non-leverage related liabilities.

To the extent we use debt or preferred stock to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money, or issue preferred stock, to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, except to the extent we issue fixed rate debt or preferred stock, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

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

As of December 31, 2011, we had $201.4 million outstanding under our credit facilities and $35 million outstanding under our Term Loan.

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

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

Our executive officers and directors, as well as the current and future partners of our investment adviser, Solar Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. For example, Solar Capital Partners presently serves as investment adviser to Solar Senior Capital Ltd., a publicly-traded BDC which focuses on investing primarily in senior secured loans, including first lien, unitranche and second lien debt instruments. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Nicholas Radesca, our chief financial officer, serve in similar capacities for Solar Senior Capital Ltd. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Solar Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although Solar Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Solar Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.

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

We may be obligated to pay our investment adviser incentive compensation even if we incur a loss.

Our investment adviser will be entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. Accordingly, since the performance threshold is based on a percentage of our net asset value, decreases in our net asset value make it easier to achieve the performance threshold. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that we may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay Solar Capital Partners incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

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

Although we have elected to be treated as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to qualify for and maintain RIC status. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

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

If we fail to qualify for RIC tax treatment for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

In light of recent conditions in the U.S. and global financial markets, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) became effective on July 21, 2010; although many provisions of the Dodd-Frank Reform Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Reform Act. Nevertheless, the Dodd-Frank Reform Act may have a material adverse impact on the financial services industry as a whole and on our business, results of operations and financial condition. Accordingly, we cannot predict the effect the Dodd-Frank Act or its implementing regulations will have on our business, results of operations or financial condition.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	NAV(1)	Sales Price		Premium or Discount of High Sales Price to NAV(2)	Premium or Discount of Low Sales Price to NAV(2)	Declared Dividends(3)
		High	Low
Fiscal 2011
Fourth Quarter	$22.02	$23.66	$18.90	107.4%	85.8%	$0.60
Third Quarter	21.20	25.16	19.17	118.7%	90.4%	0.60
Second Quarter	23.22	25.93	23.92	111.7%	103.0%	0.60
First Quarter	23.48	25.45	21.87	108.4%	93.1%	0.60
Fiscal 2010
Fourth Quarter	$22.73	$25.39	$21.32	111.7%	93.8%	$0.60
Third Quarter	22.09	21.80	18.75	98.7%	84.9%	0.60
Second Quarter	22.07	24.20	18.77	109.7%	85.0%	0.60
First Quarter(4)	22.18	22.22	17.29	100.2%	78.0%	0.34

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low sales price divided by the quarter end NAV.
(3)	Represents the cash dividend declared in the specified quarter.
(4)	The period from February 9, 2010 through March 31, 2010.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. Since our initial public offering on February 9, 2010, our shares of common stock have traded at both a discount and a premium to the net assets attributable to those shares.

The last reported closing market price of our common stock on February 21, 2012 was $23.42 per share. As of February 21, 2012, we had 16 stockholders of record.

DIVIDENDS

We intend to continue to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our board of directors.

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

The following table lists the quarterly dividends per share of our common stock since our initial public offering on February 9, 2010.

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
November 1, 2011	December 15, 2011	December 29, 2011	$0.60
August 2, 2011	September 20,2011	October 4, 2011	0.60
May 2, 2011	June 17, 2011	July 5, 2011	0.60
March 1, 2011	March 17, 2011	April 4, 2011	0.60

Total 2011			$2.40

Fiscal 2010
November 2, 2010	December 17, 2010	December 30, 2010	$0.60
August 3, 2010	September 17, 2010	October 4, 2010	0.60
May 4, 2010	June 17, 2010	July 2, 2010	0.60
January 26, 2010	March 18, 2010	April 1, 2010	0.34

Total 2010			$2.14

Sale of Unregistered Securities

During the year ended December 31, 2011, we issued 224,880 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements under the Securities Act. The aggregate value of the shares of common stock issued under our dividend reinvestment plan during 2011 was approximately $5.2 million.

Other than shares issued under our dividend reinvestment plan, during the year ended December 31, 2011, we did not sell any unregistered equity securities and we did not repurchase any of our equity securities.

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the S&P 500 Index and the Russell 2000 Index, for the period from February 9, 2010 (the date that shares of our common stock began trading on NASDAQ Global Select Market) through December 31, 2011. The graph assumes that, on February 9, 2010, a person invested $100 in each of the following: our common stock (SLRC), the S&P 500 Index, and the Russell 2000 Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2011, 2010, 2009 and 2008 and for the period from March 13, 2007 (Solar Capital LLC inception) through December 31, 2007. Financial information for the periods ending December 31, 2011, 2010, 2009, 2008 and 2007 has been derived from our financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

($ in thousands, except per share data)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Period from March 13, 2007 (inception) through December 31, 2007
Income statement data:
Total investment income	$138,900	$124,641	$109,670	$133,959	$78,455
Total expenses	$56,996	$55,429	$42,408	$46,560	$25,461
Net investment income	$81,904	$69,212	$67,262	$87,399	$52,994
Net realized loss	$(2,393)	$(38,968)	$(264,898)	$(937)	$(10,489)
Net change in unrealized gain (loss)	$(18,196)	$111,641	$284,572	$(492,290)	$6,595
Net increase (decrease) in net assets resulting from operations	$61,315	$141,885	$86,936	$(405,828)	$49,100
Other data (unaudited):
Weighted average annualized yield on income producing investments:
On fair value(1)(4)	14.2%	14.3%	14.8%	17.1%	12.9%
On cost(2)(4)	13.2%	13.8%	13.7%	11.9%	12.7%
Number of portfolio companies at period end(4)	40	36	36	44	38

	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Balance sheet data:
Total investment portfolio	$1,045,043	$976,221	$863,140	$768,215	$1,178,736
Total cash and cash equivalents	$11,787	$288,732	$5,675	$65,841	$169,692
Total assets	$1,079,431	$1,291,791	$885,421	$873,026	$1,396,545
Credit facilities payable	$201,355	$400,000	$88,114	$—	$—
Senior secured term loan	$35,000	$35,000	$—	$—	$—
Net assets	$805,941	$826,994	$697,903	$852,673	$1,258,501
Per share data:(3)
Net asset value per share	$22.02	$22.73	$21.24	$25.95	$38.30
Net investment income	$2.25	$2.08	$2.05	$2.66	$1.62
Net realized and unrealized gain (loss)	$(0.57)	$2.19	$0.60	$(15.01)	$(0.12)
Dividends and distributions declared	$2.40	$2.14	$7.36	$—	$—

(1)	Throughout this document, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, plus the effective interest yield on preferred shares divided by (b) total income producing investments at fair value. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.

(2)	For this calculation, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, plus the effective interest yield on preferred shares divided by (b) total income producing investments at cost. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.
(3)	The number of shares used to calculate weighted average shares for use in computations on a per share basis have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Solar Capital Merger. The per-share calculations are based on 32,860,454 weighted average shares outstanding as of and for the years and period ended December 31, 2009, 2008, and 2007, 36,383,158 shares outstanding and 33,258,402 weighted average shares outstanding for the year ended December 31, 2010, and 36,608,038 shares outstanding and 36,470,384 weighted average shares outstanding for the year ended December 31, 2011.
(4)	Unaudited.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Financial and Other Data and our Financial Statements and notes thereto appearing elsewhere in this report.

Overview

Solar Capital Ltd., a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for tax purposes the Company has elected to be treated as a RIC under Subchapter M of the Code.

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

We invest primarily in U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle market companies in the form of senior secured loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $20 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We are managed by Solar Capital Partners LLC. Solar Capital Management LLC provides the administrative services necessary for us to operate.

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

As of December 31, 2011, our long term investments totaled $1.05 billion and our net asset value was $805.9 million. Our portfolio was comprised of debt and equity investments in 40 portfolio companies and our income producing assets, which represented 91.2% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 14.2%.

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

Fair Value Measurements

As of December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	—	46,377	366,019	412,396
Subordinated Debt / Corporate Notes	—	10,508	536,351	546,859
Preferred Equity	—	—	14,664	14,664
Common Equity / Partnership Interests / Warrants	11,460	—	59,664	71,124
Derivative assets - interest rate cap	—	469	—	469
Derivative assets - forward contracts	—	180	—	180

At December 31, 2011 the fair value of investments classified as Level 3 was $976.7 million or 93.5% of total investments. One asset with a fair value of $41.1 million was transferred out of Level 3 to Level 2 during 2011 because of the increase in availability and reliability of third party market quotes for this investments. Subsequently, prior to end of 2011, this asset was repaid at par.

Additionally, during 2011, one asset with a December 31, 2011 fair value of $9.9 million was transferred from Level 2 to Level 1 as trading restrictions expired on this publicly traded equity investment.

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

Portfolio Investments

The total value of our investments was approximately $1.05 billion and $976.2 million at December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, we originated approximately $318.8 million of new investments in 13 portfolio companies and approximately $76.8 million was invested in six existing portfolio companies. During the year ended December 31, 2010, we originated approximately $272.3 million of new investments in 9 portfolio companies and approximately $68.2 million was invested in 3 existing portfolio companies.

In certain instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of certain debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. Our portfolio activity also reflects sales of securities. For the year ended December 31, 2011, we had approximately $308.7 million in debt repayments of existing portfolio companies and sales of securities of 4 portfolio companies for approximately $29.4 million. For the year ended December 31, 2010, we had approximately $298.5 million in debt repayments and approximately $33.1 million in sales of securities in 7 portfolio companies.

At December 31, 2011, we had investments in debt and preferred securities of 34 portfolio companies, totaling approximately $973.9 million, and equity investments in 7 portfolio companies, totaling approximately $71.1 million. At December 31, 2010, we had investments in debt and preferred securities of 30 portfolio companies, totaling approximately $900.9 million, and equity investments in 9 portfolio companies, totaling approximately $75.4 million.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$426,201	$412,396	$250,253	$247,141
Subordinated Debt/Corporate Notes	604,157	546,859	690,817	649,784
Preferred Equity	15,107	14,664	3,929	3,934
Common Equity/Partnership Interests/Warrants	107,108	71,124	118,562	75,362

Total	$1,152,573	$1,045,043	$1,063,561	$976,221

As of December 31, 2011 and 2010, the weighted average yield on income producing investments in our portfolio was approximately 14.2%.

As of December 31, 2011, we had one investment on non-accrual status with a fair value of $5.9 million. As of December 31, 2010 we had one investment on non-accrual status with a fair value of $6.6 million.

Recent Portfolio Developments

Subsequent to December 31, 2011, DSW Group, Inc., our largest investment, announced it is seeking to refinance its capital structure. Until the terms of the recapitalization have been finalized, we cannot fully assess the impact on our portfolio; however, at this time, we do not believe the impact will be material.

Results of Operations for the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

Revenue

	For the Year Ended December 31,
	2011	2010	% Change
	(in thousands)
Investment income	$138,900	$124,641	11%

The increase in investment income for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to an increase of approximately $18.3 million in interest and dividend income on a higher average invested balance during 2011. Increases were partially offset by decreases of approximately $4.6 million in repayment related income (call premiums, accelerated fee amortization on prepaid loans, and other fees).

Expenses

	For the Year Ended December 31,
	2011	2010	% Change
	(in thousands)
Investment advisory and management fees	$20,596	$18,296	13%
Performance-based incentive fee	20,476	17,305	18%
Interest and other credit facility expenses	9,212	14,276	(35%)
Administrative service fee	1,638	1,294	27%
Other general and administrative expenses	4,326	3,930	10%

Total operating expenses	$56,248	$55,101	2%

Total operating expenses were relatively flat from 2010 to 2011. Both the performance-based incentive fee, which is calculated as a percentage of net investment income above certain hurdle rates, and investment advisory and management fees, which are calculated based on average gross assets, were higher during 2011 due to higher investment income earned on larger average gross assets. Interest and other credit facility expenses for 2011 were lower than 2010 primarily due to lower borrowing rates in 2011 subsequent to the repayment of higher priced fixed rate notes in late 2010. Administrative service fees and other general and administrative expenses were higher for 2011 than for 2010 primarily due to increases in overhead expenses.

Net Realized and Unrealized Gains and Losses

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Net realized gain (loss) on investments (net of taxes)	$3,645	$(39,365)
Net realized loss on derivatives	(5,620)	(3,124)
Net realized gain (loss) on foreign currency exchange	(418)	3,521
Net unrealized gain (loss) on investments	(20,190)	113,508
Net unrealized loss on derivatives	(1,354)	(1,204)
Net unrealized gain (loss) on foreign currency exchange	3,348	(663)

Total realized and unrealized gain (loss)	$(20,589)	$72,673

The combination of the net realized and unrealized gains or losses resulted in a net loss of $20.6 million for 2011 compared to a net gain of $72.7 million for 2010. Unrealized losses on investments were primarily due to technical valuation reductions due to overall market weakness during the second half of the year. Whereas, the net gain for 2010 was primarily due to increases in the fair value of our portfolio assets during the year as well as realizations in excess of prior valuations, following recession valuation lows. We analyze this section on a combined basis because offsets may exist in the individual line items due to foreign exchange fluctuations and movements from unrealized to realized.

Our investments denominated in Euro, British Pounds and Australian dollars are converted into U.S. dollars at the balance sheet date, and as such, we are exposed to movements in exchange rates. To limit our exposure to movements in foreign currency exchange rates we enter into foreign exchange forward contracts or borrow in foreign currencies under our multi-currency revolving credit facility. For the year ended December 31, 2011, the total net realized and unrealized gain on forward contracts was a loss of $4.5 million compared to a loss of $4.3 million for the same line items for the year ended December 31, 2010.

To partially mitigate this risk of rising interest rates on our floating rate debt exposure, we purchased two interest rate derivative contracts during 2011, which effectively cap the London Interbank Borrowing Rate (LIBOR) at 1.00% on $100 million of notional amount through January 2014 and $50 million of notional amount through May 2014. The interest rate caps were purchased for $2.94 million and were valued at $0.47 million on December 31, 2011.

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

Investment advisory and management fees, which are calculated based on average gross assets, were higher in 2010 compared to 2009 primarily due to the increased average fair value of our investment portfolio. Total expenses increased by approximately $13.0 million for the year ended December 31, 2010 compared to the same period in 2009.

Interest and other credit facility expenses were higher in 2010 compared to 2009 primarily due to higher average debt balances outstanding during 2010, including the Senior Unsecured Notes (outstanding from February 2010 through December 2010), Term Loan, and our credit facilities, higher loan fee amortization expense and higher unused credit facility fees.

Administrative service fees and other general and administrative expenses were lower during the 2010 because 2009 included costs related to pre-IPO private fund administration and reporting.

Net Realized and Unrealized Gains and Losses

	For the Year Ended December 31,
	2010	2009
	(in thousands)
Net realized loss on investments	$(39,365)	$(253,394)
Net realized loss on derivatives	(3,124)	(12,608)
Net realized gain on foreign currency exchange	3,521	1,104
Net unrealized gain on investments	113,508	287,671
Net unrealized loss on derivatives	(1,204)	(2,583)
Net unrealized loss on foreign currency exchange	(663)	(516)

Total realized and unrealized gain	$72,673	$19,674

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

Our investments denominated in Euro, British Pounds and Australian dollars are converted into U.S. dollars at the balance sheet date, and as such, we are exposed to movements in exchange rates. To limit our exposure to movements in foreign currency exchange rates we enter into foreign exchange forward contracts or borrow in foreign currencies under our multi-currency revolving credit facility. For the year ended December 31, 2010, the total net realized and unrealized gain on forward contracts was a loss of $4.3 million compared to a loss of $15.2 million for the same line items for the year ended December 31, 2009. This is due to a higher relative weakening of the U.S. dollar during 2009 compared to the same period in 2010.

Income Taxes

Solar Capital Ltd., a U.S. corporation, has elected to be treated as a RIC under Subchapter M of the Code, as amended (See “Taxation as a Regulated Investment Company” in Item 1. Business). In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2011 and 2010, U.S. Federal excise tax of $0.7 million and $0.1 million was accrued, respectively.

We are also subject to taxes in Luxembourg, through Solar Capital Luxembourg I S.a.r.l., a wholly-owned subsidiary. Under the laws of Luxembourg, we pay a corporate income tax and a municipal business tax on our subsidiary’s taxable income.

Prior to our initial public offering in February 2010, Solar Capital LLC was subject to New York City unincorporated business tax (UBT), which is imposed on the business income of every unincorporated business that is carried on in New York City. The UBT is imposed for each taxable year at a rate of 4 percent of taxable income that is allocable to New York City. There was no UBT for 2009 or 2010.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through its $405 million multi-currency credit facility maturing in February 2013 (the “$405 Million Facility”), $100 million credit facility maturing in December 2015 (the “$100 Million Facility” and together with the $405 Million Facility, “Credit Facilities”), $35 million Term Loan maturing in September 2013, from cash flows from operations, investment sales, repayments of senior and subordinated loans, income earned on investments and cash equivalents, and we expect through periodic follow-on equity and/or debt offerings. We may from time to time issue such securities in either public or private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

On February 9, 2010, we priced our initial public offering, selling 5.68 million shares at $18.50 per share. Immediately thereafter, our shares began to trade on the NASDAQ Global Select Market under the ticker “SLRC”. In addition, we sold 600,000 shares at $18.50 in a concurrent private placement to Messrs. Gross and Spohler. A total of approximately $106.7 million was raised through the IPO (net of underwriting fees), and the private placement.

On November 30, 2010, we completed a private placement transaction conducted in accordance with Regulation D under the Securities Act in which we sold an aggregate of 2,850,000 shares of our common stock to certain institutional accredited investors and 115,000 shares of our common stock jointly to Michael S. Gross, our chairman and chief executive officer, and Bruce Spohler, our chief operating officer at a purchase price per share of $22.94, resulting in approximately $68 million in gross proceeds. We used the net proceeds resulting from this private placement transaction to repay $67 million of the Company’s then outstanding $125 million of the Senior Unsecured Notes.

On December 17, 2010, the Company repaid the outstanding $58 million of Senior Unsecured Notes with borrowings under the $100 Million Facility.

The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

At December 31, 2011, 2010 and 2009, we had cash and cash equivalents of approximately $11.8 million, $288.7 million and $5.7 million, respectively. Cash provided by and (used in) operating activities for the years ended December 31, 2011, 2010 and 2009 was approximately $4.1 million, $20.6 million and $17.2 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

Credit Facilities. On February 12, 2010, Solar Capital Ltd. amended and restated Solar Capital LLC’s $250 million credit facility, extending the maturity to February 2013 and increasing the total commitments under the facility to $270 million. Total commitments under the $405 Million Facility have since been increased to $405 million as a result of the addition of three new lenders on May 12, 2010, June 23, 2010 and December 19, 2011. The $405 Million Facility generally bears interest at LIBOR plus 3.25%. The $405 Million Facility size may be increased up to $600 million with additional new lenders or increases in the commitments of current lenders. The $405 Million Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change of control. In addition, the $405 Million Facility contains certain financial covenants that among other things, require the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio.

On December 17, 2010, we established the $100 Million Facility with Wells Fargo Securities, LLC acting as administrative agent. In connection with the $100 Million Facility, our wholly owned financing subsidiary, Solar Capital Funding II, LLC (“SC Funding”), as borrower, entered into a Loan and Servicing Agreement whereby we transferred certain loans we have originated or acquired or will originate or acquire from time to time to SC Funding via a Purchase and Sale Agreement. The $100 Million Facility, as amended, among other things, matures on December 17, 2015 and generally bears interest based on LIBOR plus 2.75%. The $100 Million Facility is secured by all of the assets held by SC Funding. Under the $100 Million Facility, Solar and SC Funding, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The $100 Million Facility includes usual and customary events of default for credit facilities of this nature.

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

Contractual Obligations.

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Senior secured revolving credit facilities(1)	$201.4	$—	$103.4	$98.0	$—
Term Loan	$35.0	$—	$35.0	$—	$—

(1)	As of December 31, 2011, we had $303.6 million of unused borrowing capacity under the Credit Facilities.

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

Borrowings

We had borrowings of $201.4 million and $400.0 million outstanding as of December 31, 2011 and 2010, respectively, under the Credit Facilities. See “Credit Facilities” for a description of the $405 Million Facility and the $100 Million Facility. We also had $35 million outstanding on the Term Loan as of December 31, 2011 and 2010.

Distributions and Dividends

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
November 1, 2011	December 15, 2011	December 29, 2011	$0.60
August 2, 2011	September 20,2011	October 4, 2011	0.60
May 2, 2011	June 17, 2011	July 5, 2011	0.60
March 1, 2011	March 17, 2011	April 4, 2011	0.60

Total 2011			$2.40

Fiscal 2010
November 2, 2010	December 17, 2010	December 30, 2010	$0.60
August 3, 2010	September 17, 2010	October 4, 2010	0.60
May 4, 2010	June 17, 2010	July 2, 2010	0.60
January 26, 2010	March 18, 2010	April 1, 2010	0.34

Total 2010			$2.14

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

Solar Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, Solar Capital Partners presently serves as investment adviser to Solar Senior Capital Ltd., a publicly traded BDC, which to focuses on investing primarily in senior secured loans, including first lien, unitranche and second lien debt instruments. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Nicholas Radesca, our chief financial officer, serve in similar capacities for Solar Senior Capital Ltd. Solar Capital Partners and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the year ended December 31, 2011, certain of the loans in our portfolio had floating interest rates and our senior secured revolving credit facilities and Term Loan also bear floating rate interest. Interest rates on these loans are typically based on floating LIBOR and reset to current market rates every one to six months. A moderate change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps, caps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2011, we purchased two 1.00% LIBOR caps on a total of $150 million of notional for 3 years. If during the three year contract period LIBOR exceeds 1.00%, we will receive payments from the counterparty equal to the difference between LIBOR and 1.00% on $150 million. The cost of the caps was $2.9 million.

The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at December 31, 2011. Interest expense is calculated separately for each of our borrowings. For our floating rate $35 million Term Loan we use the balance and interest rate as of December 31, 2011 and adjust the interest rate based on the hypothetical changes below. For our floating rate credit facility we use the average balance for the year ended December 31, 2011 as it fluctuates with our periodic cash requirements and we calculate interest expense using the interest rate as of December 31, 2011 adjusted for the hypothetical changes in rates below. The base interest rate case assumes the rates on our portfolio investments remain as they were on December 31, 2011. All of the hypothetical calculations are based on a model of our portfolio for the twelve months subsequent to December 31, 2011 and assume no change to any input other than the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (Unaudited)
-25 Basis Points	0.16%
Base Interest Rate	0.00%
+100 Basis Points	0.05%
+200 Basis Points	0.59%

We have exposure to foreign currencies (Euro, British Pound, Australian Dollar and Canadian Dollar) through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in exchange rates. To limit our exposure to fluctuations in exchange rates, we enter into foreign exchange forward contracts or borrow in those currencies under our multi-currency revolving credit facility. Our foreign currency exchange contracts are short term contracts that are continuously rolled forward to hedge the longer term portfolio investments. The table below presents our exchange rate sensitive assets and liabilities as of December 31, 2011:

	Euro	British Pound	Australian Dollar	Canadian Dollar
Portfolio Investments (Long)
Par Amount, Fair Value for Equity (in Currency)	€16.3	£32.4	$1.4	$30.5
Par Amount, Fair Value for Equity ($ in millions)	$21.1	$50.3	$1.5	$30.0
Fair Value ($ in millions)	$10.5	$38.2	$1.5	$29.1

Forward Contracts (Short)
Notional Amount (in Currency)	€1.0	£13.0	$—	$—
Weighted Average Exchange Rate	1.340	1.563	—	—
Contract Amount ($ in millions)	$1.3	$20.3	$—	$—
Fair Value ($ in millions)	$0.0	$0.1	$—	$—

Credit Facilities (Short)
Par Amount (in Currency)	€16.0	£20.0	$—	$13.8
Par Amount ($ in millions)	$20.7	$31.1	$—	$13.6

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Solar Capital Ltd. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2011, by correspondence with the custodian or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Capital Ltd. as of December 31, 2011 and 2010, and the results of its operations, the changes in its net assets and cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Solar Capital Ltd.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 22, 2012

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have audited Solar Capital Ltd.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Annual Report on Form 10-K, and Item 9A, Controls and Procedures–Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Solar Capital Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of Solar Capital Ltd. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 22, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 22, 2012

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	December 31, 2011	December 31, 2010
Assets
Investments at fair value:
Companies more than 25% owned (cost: $47,910 and $20,511, respectively)	$53,454	$20,508
Companies 5% to 25% owned (cost: $41,819 and $34,806, respectively)	35,820	29,235
Companies less than 5% owned (cost: $1,062,844 and $1,008,244, respectively)	955,769	926,478

Total investments (cost: $1,152,573 and $1,063,561, respectively)	1,045,043	976,221
Cash and cash equivalents	11,787	288,732
Interest and dividends receivable	9,763	5,592
Deferred credit facility costs	3,635	5,904
Fee revenue receivable	4,379	3,935
Derivative assets (cost $2,938 and $0, repectively)	649	604
Receivable for investments sold	3,225	10,560
Deferred offering costs	469	—
Prepaid expenses and other receivables	481	243

Total Assets	1,079,431	1,291,791

Liabilities
Credit facilities payable	201,355	400,000
Term loan	35,000	35,000
Payable for investments purchased	22,443	14,625
Due to Solar Capital Partners LLC:
Investment advisory and management fee payable	5,277	4,892
Performance-based incentive fee payable	5,203	4,347
Interest payable	1,063	597
Deferred fee revenue	318	1,242
Due to Solar Capital Management LLC	1,069	773
Derivative liabilities	—	1,539
Income taxes payable	720	329
Other accrued expenses and payables	1,042	1,453

Total Liabilities	273,490	464,797

Net Assets
Common stock, par value $0.01 per share 36,608,038 and 36,383,158 shares issued and outstanding, respectively, 200,000,000 shares authorized	366	364
Paid-in capital in excess of par	928,180	926,991
Under (over) distributed net investment income	2,245	(1,545)
Accumulated net realized losses	(18,379)	(10,541)
Net unrealized depreciation	(106,471)	(88,275)

Total Net Assets	$805,941	$826,994

Number of shares outstanding	36,608,038	36,383,158
Net Asset Value Per Share	$22.02	$22.73

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
INVESTMENT INCOME:
Interest and dividends:
Companies more than 25% owned	$6,963	$670	$—
Companies 5% to 25% owned	—	7,673	9,190
Other interest and dividend income	131,937	116,298	100,480

Total investment income	138,900	124,641	109,670

EXPENSES:
Investment advisory and management fees	20,596	18,296	16,738
Performance-based incentive fee	20,476	17,305	16,815
Interest and other credit facility expenses	9,212	14,276	2,636
Administrative service fee	1,638	1,294	2,020
Other general and administrative expenses	4,326	3,930	3,971

Total operating expenses	56,248	55,101	42,180

Net investment income before income tax expense	82,652	69,540	67,490

Income tax expense	748	328	228

Net investment income	81,904	69,212	67,262

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS,
DERIVATIVES AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments:
Companies more than 25% owned	—	—	(30)
Companies 5% to 25% owned	784	16,397	—
Companies less than 5% owned	3,092	(55,762)	(253,364)

Net realized gain (loss) on investments	3,876	(39,365)	(253,394)
Derivatives	(5,620)	(3,124)	(12,608)
Foreign currency exchange	(418)	3,521	1,104

Net realized loss before income taxes	(2,162)	(38,968)	(264,898)

Income tax expense	231	—	—

Net realized loss	(2,393)	(38,968)	(264,898)

Net change in unrealized gain (loss):
Investments:
Companies more than 25% owned	5,547	997	(3,900)
Companies 5% to 25% owned	(428)	(13,892)	3,823
Companies less than 5% owned	(25,309)	126,403	287,748

Net unrealized gain (loss) on investments	(20,190)	113,508	287,671
Derivatives	(1,354)	(1,204)	(2,583)
Foreign currency exchange	3,348	(663)	(516)

Net change in unrealized gain (loss)	(18,196)	111,641	284,572

Net realized and unrealized gain (loss) on investments, derivatives and foreign currencies	(20,589)	72,673	19,674

Net increase in net assets resulting from operations	$61,315	$141,885	$86,936

Earnings per share	$1.68	$4.27	$2.65

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands except shares)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Increase (decrease) in net assets resulting from operations:
Net investment income	$81,904	$69,212	$67,262
Net realized loss	(2,393)	(38,968)	(264,898)
Net change in unrealized gain (loss)	(18,196)	111,641	284,572

Net increase in net assets resulting from operations	61,315	141,885	86,936

Dividends to shareholders declared(1)	(87,532)	(72,657)	(241,706)

Capital transactions:
Proceeds from shares sold	—	184,215	—
Common stock offering costs	—	(10,198)	—
Senior notes issued in Solar Capital Merger	—	(125,000)	—
Reinvestment of dividends	5,164	10,846	—

Net increase in net assets resulting from capital transactions	5,164	59,863	—

Net increase (decrease) in net assets	(21,053)	129,091	(154,770)
Net assets at beginning of year	826,994	697,903	852,673

Net assets at end of year	$805,941	$826,994	$697,903

(1)	For the year ended December 31, 2009, represents distributions to Solar Capital LLC unit holders declared.

See notes to consolidated financial statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except shares)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash Flows from Operating Activities:
Net increase in net assets from operations	$61,315	$141,885	$86,936
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Net realized (gain) loss from investments	(3,876)	39,365	253,394
Net realized (gain) loss from foreign currency exchange	418	(3,521)	(1,104)
Net change in unrealized (gain) loss on investments	20,190	(113,508)	(287,671)
Net change in unrealized loss on derivatives	1,354	1,204	2,583
(Increase) decrease in operating assets:
Purchase of investment securities	(433,637)	(381,521)	(214,109)
Proceeds from disposition of investment securities	348,083	342,582	153,461
Receivable for investments sold	7,335	(10,560)	—
Interest and dividends receivable	(4,171)	1,955	3,194
Purchase of interest rate caps	(2,938)	—	—
Fee revenue receivable	(444)	1,889	(829)
Deferred offering costs	(469)	1,478	(772)
Deferred credit facility costs	2,269	(4,990)	549
Foreign tax receivable	—	—	101
Withholding tax receivable	—	—	16,505
Prepaid expenses and other receivables	(238)	306	(308)
Increase (decrease) in operating liabilities:
Payable for investments purchased	7,818	14,625	—
Investment advisory and management fee payable	385	(3,771)	3,369
Performance-based incentive fee payable	856	(4,170)	3,012
Deferred fee revenue	(924)	(2,290)	(460)
Due to Solar Capital Management LLC	296	(139)	(173)
Income taxes payable	391	(206)	(1,200)
Interest payable	466	444	153
Other accrued expenses and payables	(411)	(478)	555

Net Cash Provided by Operating Activities	4,068	20,579	17,186

Cash Flows from Financing Activities:
Proceeds from shares sold	—	184,215	—
Common stock offering costs	—	(10,198)	—
Cash dividends paid	(82,368)	(61,811)	—
Distributions to Solar Capital LLC unit holders paid in cash	—	(75,136)	(166,570)
Proceeds from borrowings on term loan	—	35,000	—
Repayments of borrowings on senior notes	—	(125,000)	—
Proceeds from borrowings on credit facilities	1,316,760	845,000	383,034
Repayments of borrowings on credit facilities	(1,515,405)	(529,592)	(293,816)

Net Cash Provided by (Used in) Financing Activities	(281,013)	262,478	(77,352)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(276,945)	283,057	(60,166)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	288,732	5,675	65,841

CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,787	$288,732	$5,675

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,038	$11,454	$1,410
Cash paid for income taxes	$588	$534	$1,428
Non-cash financing activity:
Reinvestment of dividends	$5,164	$10,846	$—
Issuance of Senior Notes	$—	$125,000	$—
Distributions payable	$—	$—	$75,136

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousands, except shares)

Description(1)	Industry	Interest(2)		Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans- 39.46%
Asurion Corporation (18)	Insurance	9.00%		5/24/2019	$40,000	$39,811	$39,517
Airvana Network Solutions Inc.	Telecommunications	10.00%		3/25/2015	8,324	8,186	8,324
AviatorCap SII, LLC I (10)	Aerospace & Defense	12.00%		12/31/2014	3,728	3,678	3,671
AviatorCap SII, LLC II (10)	Aerospace & Defense	11.00%		12/31/2014	5,697	5,618	5,611
AviatorCap SII, LLC III(10)	Aerospace & Defense	13.00%		12/31/2014	8,856	8,696	8,724
Direct Buy Inc. (20)	Home, Office Furnishing & Durable Consumer Prds	12.00%		2/1/2017	25,000	24,332	5,875
Fulton Holding Corp (18)	Retail Stores	13.74%		5/28/2016	35,000	34,155	35,000
Grakon, LLC	Machinery	12.00%		12/31/2015	9,524	7,610	9,286
Good Sam Enterprise, LLC	Insurance	11.50%		12/1/2016	7,000	6,523	6,860
Grocery Outlet Inc.	Grocery	10.50%		12/15/2017	33,600	32,599	32,592
Isotoner Corporation	Personal & Nondurable Consumer Products	10.75%		1/8/2018	39,000	37,895	37,830
Interactive Health Solutions, Inc. (18)(19)	Healthcare, Education & Childcare	11.50%		10/4/2016	20,131	19,691	19,930
MYI Acquiror Corporation (3)(4)(8)	Insurance	13.00	% (7)	3/13/2017	31,500	30,899	31,500
Roundy’s Supermarkets, Inc.—2nd Lien (18)	Grocery	10.00%		4/16/2016	22,000	21,685	22,069
Southern Auto Finance Company	Banking	13.50%		10/19/2017	25,000	24,453	24,437
Spencer Spirit Holdings, Inc.	Retail Stores	11.00%		5/1/2017	10,000	10,000	10,000
Transplace Texas, LP (18)	Cargo Transport	11.00%		4/12/2017	20,000	19,533	19,500
USAW 767 (10)	Aerospace & Defense	14.50%		12/31/2012	4,904	4,850	4,831
ViaWest Inc (18)	Personal, Food & Misc. Services	13.50	%(7)	5/20/2016	33,255	32,520	32,756
Vision Holding Corp. (18)	Healthcare, Education & Childcare	12.00%		11/23/2016	37,500	36,869	37,125
VPSI, Inc. (17)	Personal Transportation	12.00%		12/23/2015	16,958	16,598	16,958

Total Bank Debt/Senior Secured Loans					$436,977	$426,201	$412,396

Subordinated Debt/Corporate Notes—52.33%
Adams Outdoor Advertising	Diversified/Conglomerate Service	18.00%		12/8/2015	$42,500	$41,878	$42,075
AMC Entertainment Holdings, Inc.	Leisure, Amusement, Entertainment	5.55	% (7)	6/13/2012	27,141	27,086	26,462
CIBT Solutions	Leisure, Amusement, Entertainment	13.50%		6/15/2018	36,200	35,389	35,386
Crosman Corporation	Leisure, Amusement, Entertainment	13.00	%(7)	10/15/2016	15,219	14,808	14,762
DSW Group, Inc.	Beverage, Food & Tobacco	15.00	%(7)	4/24/2012	125,106	124,972	106,340
Earthbound Farm (18)	Farming & Agriculture	14.25%		6/21/2017	58,947	57,739	56,590
Grakon Holdings LLC Sr	Machinery	14.00	%(7)	12/31/2015	1,588	1,588	1,469
Grakon Holdings LLC Jr	Machinery	12.00	%(7)	12/31/2015	15,118	12,344	7,710
Granite Global Solutions Corp. (3)(16)	Insurance	13.50%		5/31/2016	29,983	30,234	29,121
Magnolia River, LLC	Hotels, Motels, Inns and Gaming	14.00%		4/28/2014	19,064	18,664	19,064
Midcap Financial Intermediate Holdings, LLC (18)	Banking	14.25%		7/9/2015	75,000	73,542	75,000
ProSieben Sat.1 Media AG (3)(6)	Broadcasting & Entertainment	8.83	%(7)	3/6/2017	21,125	20,261	10,508
Richelieu Foods, Inc. (17)	Beverage, Food & Tobacco	13.75%		5/18/2016	22,500	21,972	21,150
Rug Doctor L.P. (18)	Personal, Food & Misc. Services	15.50% to 20.00 (wtd. avg. 17.54	%(7) %)	10/31/2014	51,225	48,034	47,383
Shoes For Crews, LLC (17)	Textiles & Leather	13.75	%(7)	7/23/2016	15,650	15,318	15,650
Weetabix Group (3)(5)	Beverage, Food & Tobacco	9.22	%(7)	9/14/2016	15,986	18,589	12,469
Weetabix Group (3)(5)	Beverage, Food & Tobacco	10.03	%(7)	5/3/2017	34,294	41,739	25,720

Total Subordinated Debt/Corporate Notes					$606,646	$604,157	$546,859

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2011

(in thousands, except shares)

Description(1)	Industry	Interest(2)		Maturity	Par Amount/ Shares	Cost	Fair Value
Preferred Equity- 1.40%
SODO Corp. (10)(13)	Aerospace & Defense	8.43	%(7)	—	1,912	$2,009	$1,949
SOCAY Corp. (10)(13)	Aerospace & Defense	8.59	%(7)	—	12,357	13,059	12,668
Wyle Laboratories	Aerospace & Defense	8.00%		7/17/2015	387	39	47

Total Preferred Equity						$15,107	$14,664

Common Equity / Partnership Interests / Warrants - 6.81%
Ark Real Estate Partners LP (9)(11)(12)	Buildings & Real Estate				41,818,834	$41,819	$35,820
Grakon, LLC	Machinery				1,714,286	1,714	—
Grakon, LLC Warrants	Machinery				3,518,001	—	—
Great American Group Inc. (14)	Personal, Food & Misc. Services				572,800	2,681	69
Great American Group Inc. (15)	Personal, Food & Misc. Services				187,500	3	23
National Specialty Alloys, LLC(10)	Mining, Steel, Iron & Nonprecious Metals				1,000,000	10,000	16,000
Nuveen Investments, Inc.	Finance				3,486,444	30,875	7,844
NXP Semiconductors Netherlands B.V.(3)	Electronics				645,292	17,592	9,918
Seven West Media Limited	Broadcasting & Entertainment				437,687	2,424	1,450

Total Common Equity/Partnerships Interests / Warrants
						$107,108	$71,124

Total Investments						$1,152,573	$1,045,043

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	For each debt investment we have provided the current interest rate in effect as of December 31, 2011. Variable rate debt investments generally bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which may reset daily, quarterly or semi-annually.
(3)	The following entities are domiciled outside the United States and the investments are denominated in British Pounds, Euro, Canadian Dollars or Australian Dollars: Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; Granite Global Solutions Corp. in Canada; and Seven West Media Group Pty Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and $14,750 of MYI Aquiror Corporation is domiciled in the United Kingdom, but these assets are denominated in US Dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s foreign domiciled portion of MYI Aquiror Corporation is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital Ltd.’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.

(6)	Solar Capital Ltd.’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Coupon is payable in cash and/or in kind (PIK).
(8)	Includes an unfunded commitment of $6,000.
(9)	Solar Capital Ltd. has an unfunded commitment of $2,879.
(10)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	Solar Capital Ltd.’s investment in Ark Real Estate Partners LP is held through its taxable subsidiary SLRC ADI Corp.
(13)	SODO Corp. and SOCAY Corp. own equity interests that represent a majority of the equity ownership in Aviator Cap SII, LLC and USAW 767. Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.
(14)	Founders Shares.
(15)	Contingent Founders Shares.
(16)	Includes an unfunded commitment of $15,600 Canadian Dollars or $15,313 U.S Dollars as of December 31, 2011.
(17)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 6 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of December 31, 2011, all other investments were pledged as collateral for the Senior Secured Revolving Credit Facility and the Term Loan (see Note 6 to the consolidated financial statements).
(18)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. (See note 17 above for further explanation.) Par amounts held through Solar Capital Funding II LLC include: Asurion $14,224; Fulton Holding Corp. $18,000; Interactive Health Solutions, Inc. $10,236; Roundy’s Supermarkets Inc. $10,000; Transplace Texas, LP $18,800; ViaWest Inc. $15,239; Vision Holding Corp $13,883; Earthbound $23,500; Midcap Financial Intermediate Holdings, LLC $23,500; and Rug Doctor L.P. $9,515. Remaining par balances are held directly by Solar Capital Ltd.
(19)	Includes an unfunded commitment of $1,250.
(20)	Investment is on non-accrual status.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2011

Industry Classification	Pecentage of Total Investments (at fair value) as of December 31, 2011
Beverage, Food & Tobacco	16%
Insurance	10%
Banking	10%
Personal, Food & Misc. Services	8%
Leisure, Amusement, Entertainment	7%
Healthcare, Education & Childcare	5%
Farming & Agriculture	5%
Grocery	5%
Retail Stores	4%
Diversified/Conglomerate Service	4%
Personal & Nondurable Consumer Products	4%
Aerospace & Defense	4%
Buildings & Real Estate	3%
Cargo Transport	2%
Hotels, Motels, Inns and Gaming	2%
Machinery	2%
Personal Transportation	2%
Mining, Steel, Iron & Nonprecious Metals	1%
Textiles & Leather	1%
Broadcasting & Entertainment	1%
Electronics	1%
Telecommunications	1%
Finance	1%
Home, Office Furnishing & Durable Consumer Prds	1%

100.00%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(in thousands, except shares)

Description(1)	Industry	Interest(2)		Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans—25.3%
Asurion Corporation (18)	Insurance	6.76%		7/3/2015	$49,310	$49,266	$46,609
Classic Cruises Holdings (5)	Leisure, Amusement, Entertainment	10.11%		1/31/2015	26,000	25,478	23,920
Emdeon Business Services LLC	Healthcare, Education & Childcare	5.26%		5/16/2014	15,000	15,087	14,850
Fulton Holding Corp (18)	Retail Stores	13.82%		5/28/2016	35,000	33,964	35,000
Ram Energy Resources, Inc.	Oil & Gas	12.75%		11/29/2012	9,270	9,247	8,899
Roundy’s Supermarkets, Inc. (18)	Grocery	10.00%		4/16/2016	22,000	21,612	22,371
USAW 767 (10)	Aerospace & Defense	14.50%		12/31/2012	6,753	6,621	6,618
ViaWest Inc (18)	Personal, Food & Misc. Services	13.50	%(21)	5/20/2016	32,757	31,863	31,774
Vision Holding Corp.	Healthcare, Education & Childcare	12.00%		11/23/2016	40,000	39,238	39,225
VPSI, Inc.	Personal Transportation	12.00%		12/23/2015	18,333	17,877	17,875

Total Bank Debt/Senior Secured Loans					$254,423	$250,253	$247,141

Subordinated Debt/Corporate Notes—66.6%
Ares Capital Corporation (17)	Finance	6.00%		4/1/2012	$15,393	$12,046	$15,947
Ares Capital Corporation (18)	Finance	6.63%		7/15/2011	14,500	12,552	14,784
Adams Outdoor Advertising	Diversified/Conglomerate Service	18.00%		12/8/2015	42,500	41,784	41,775
AMC Entertainment Holdings, Inc.	Leisure, Amusement, Entertainment	5.30	%(21)	6/13/2012	25,729	25,564	23,414
Booz Allen	Aerospace & Defense	13.00%		7/31/2016	17,362	17,103	17,927
Direct Buy Inc. (18)	Home, Office Furnishing & Durable Consumer Prds	16.00%		5/30/2013	38,100	37,724	34,614
DS Waters	Beverage, Food & Tobacco	15.00	%(21)	4/24/2012	107,759	107,158	100,216
Earthbound (18)	Farming & Agriculture	14.25%		6/21/2017	58,947	57,475	58,358
Fleetpride Corporation (18)	Cargo Transport	11.50%		10/1/2014	43,000	43,119	41,065
Grakon, LLC (12)	Machinery	14.00	%(21)	6/19/2013	22,084	18,620	6,625
Iglo Birds Eye Group Limited (3)(4)	Beverage, Food & Tobacco	11.79	%(21)	11/3/2016	5,100	5,131	5,144
Iglo Birds Eye Group Limited (3)(4)	Beverage, Food & Tobacco	11.33	%(21)	11/3/2016	12,378	15,257	12,427
Magnolia River, LLC	Hotels, Motels, Inns and Gaming	14.00%		4/28/2014	19,064	18,492	18,111
Midcap Financial Intermediate Holdings, LLC (16) (18)	Banking	14.25%		7/9/2015	75,000	73,205	73,125
ProSieben Sat.1 Media AG (3)(8)	Broadcasting & Entertainment	8.14	%(21)	3/6/2017	21,059	19,813	17,247
Richelieu Foods, Inc. (17)	Beverage, Food & Tobacco	13.75%		5/18/2016	22,500	21,901	21,881
Rug Doctor L.P. (18)	Personal, Food & Misc. Services	13.50% to 16.00	%(21)	10/31/2014	49,715	47,828	47,229
		(avg. 14.95%)
Seven Media Group Pty Limited (3)	Broadcasting & Entertainment	11.18%		12/29/2013	20,712	16,328	20,297
Seven Media Group Pty Limited (3)	Broadcasting & Entertainment	12.00	%(21)	12/29/2013	8,794	6,212	8,003
Shoes For Crews, LLC (17)	Textiles & Leather	13.75%		7/23/2016	15,650	15,249	15,650
Tri-Star Electronics International, Inc.	Aerospace & Defense	15.25%		8/2/2013	22,834	22,743	21,236
Weetabix Group (3)(7)	Beverage, Food & Tobacco	10.53	%(21)	9/14/2016	14,586	17,092	11,304
Weetabix Group (3)(7)	Beverage, Food & Tobacco	10.03	%(21)	5/7/2017	31,206	38,421	23,405

Total Subordinated Debt/Corporate Notes					$703,972	$690,817	$649,784

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2010

(in thousands, except shares)

Description(1)	Industry	Interest(2)		Maturity	Par Amount/ Shares	Cost	Fair Value
Preferred Equity—0.4%
SODO Corp. (10)(20)	Aerospace & Defense	10.00	% (21)	—	388	$390	$390
SOCAY Corp. (10)(20)	Aerospace & Defense	10.00	% (21)	—	3,484	3,500	3,500
Wyle Laboratories	Aerospace & Defense	8.00%		7/17/2015	387	39	44

Total Preferred Equity						$3,929	$3,934

Common Equity / Partnership Interests / Warrants—7.7%
Ark Real Estate Partners LP (9)(11)(19)	Buildings & Real Estate				34,806,121	$34,806	$29,235
Direct Buy Inc.	Home, Office Furnishing & Durable Consumer
	Prds				5,000,000	5,000	2,500
Global Garden Products (3)(6)	Farming & Agriculture				88,483	—	—
Grakon, LLC	Machinery				1,714,286	1,714	—
Great American Group Inc. (13)	Personal, Food & Misc. Services				572,800	2,681	281
Great American Group Inc. (14)	Personal, Food & Misc. Services				187,500	3	92
National Specialty Alloys, LLC(10)	Mining, Steel, Iron & Nonprecious Metals				1,000,000	10,000	10,000
Nuveen Investments, Inc.	Finance				3,000,000	30,000	7,500
NXP Semiconductors Netherlands B.V.(3)(15)	Electronics				1,139,081	31,057	21,897
Seven Media Group Pty Limited (3)	Broadcasting & Entertainment				4,285,714	3,301	3,857

Total Common Equity/Partnerships Interests /
Warrants						$118,562	$75,362

Total Investments						$1,063,561	$976,221

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act. Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2010.
(3)	The following entities are domiciled outside the United States and the investments are denominated in either Euro, British Pounds or Australian Dollars: Iglo Birds Eye Group Limited, Global Garden Products and Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; and Seven Media Group Pty Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s investments in Iglo Birds Eye Group Limited are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital Ltd.’s investments in Classic Cruises Holdings are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital Ltd.’s investments in Global Garden Products are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Solar Capital Ltd.’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(8)	Solar Capital Ltd.’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(9)	Solar Capital Ltd. has an unfunded commitment of $9,946.

(10)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	Investment is on non-accrual status
(13)	Founders Shares
(14)	Contingent Founders Shares
(15)	Administrative agent to NXP management equity plan
(16)	Includes an unfunded par commitment of $15,000
(17)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 6 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of December 31, 2010, all other investments were pledged as collateral for the Senior Secured Revolving Credit Facility and the Term Loan (see Note 6 to the consolidated financial statements).
(18)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. (See note 17 above for further explanation.) Par amounts held through Solar Capital Funding II LLC include: Asurion $14,224; Fulton Holding Corp. $18,000; Roundy’s Supermarkets Inc. $10,000; ViaWest Inc. $15,054; Ares Capital Corporation $12,000; Direct Buy Inc. $15,000; Earthbound $23,500; Fleetpride Corporation $23,500; Midcap Financial Intermediate Holdings, LLC $23,500; and Rug Doctor L.P. $9,371. Remaining par balances are held directly by Solar Capital Ltd.
(19)	Solar Capital Ltd.’s investments in Ark Real Estate Partners LP are held though it wholly-owned subsidiary SLRC ADI Corp.
(20)	Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares
(21)	Coupon is payable in cash and/or in kind (PIK).

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2010

Industry Classification	Pecentage of Total Investments (at fair value) as of December 31, 2010
Beverage, Food & Tobacco	18%
Personal, Food & Misc. Services	8%
Banking	7%
Farming & Agriculture	6%
Healthcare, Education & Childcare	5%
Aerospace & Defense	5%
Broadcasting & Entertainment	5%
Leisure, Amusement, Entertainment	5%
Insurance	5%
Diversified/Conglomerate Service	4%
Cargo Transport	4%
Finance	4%
Home, Office Furnishing & Durable Consumer Prds	4%
Retail Stores	4%
Buildings & Real Estate	3%
Grocery	2%
Electronics	2%
Hotels, Motels, Inns and Gaming	2%
Personal Transportation	2%
Textiles & Leather	2%
Mining, Steel, Iron & Nonprecious Metals	1%
Oil & Gas	1%
Machinery	1%

100%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Note 2. Significant Accounting Policies

Basis of Presentation—The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company and its wholly-owned subsidiaries, Solar Capital Luxembourg I S.a.r.l., which was incorporated under the laws of the Grand Duchy of Luxembourg on April 26, 2007, and Solar Capital Funding II LLC (“SC Funding”), a Delaware limited liability company formed on December 8, 2010. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the years presented. All significant intercompany balances and transactions have been eliminated.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Company’s investment adviser or Board of Directors (the “Board”), does not represent fair value, shall each be valued as follows:

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

Dividend Income: Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

U.S. Federal Income Taxes—The Company has elected to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2011 and 2010, $697 and $120 was recorded for U.S. Federal excise tax, respectively.

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

We have formed and used certain taxable subsidiaries to be taxed as a corporation for federal income tax purposes. These taxable subsidiaries allow us to hold portfolio companies organized as pass-through entities and still satisfy certain RIC income requirements. We do not consolidate the taxable subsidiaries for income tax purposes but we do recognize the results of these subsidiaries for financial reporting purposes.

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

Capital Accounts—Certain capital accounts including under (over) distributed net investment income, accumulated net realized gain or loss, net unrealized depreciation, and paid-in capital in excess of par, are

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

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

The Company does not isolate that portion of realized and unrealized gains or losses on investments that result from changes in market prices of investments from those that result from fluctuations in foreign exchange rates. Net realized foreign currency gains or losses arise from sales or repayments of foreign denominated investments (recorded in realized gain/loss on investments), maturities or terminations of foreign currency derivatives (recorded in realized gain/loss on derivatives), repayments of foreign denominated liabilities and other transactional gain or loss resulting from fluctuations in foreign exchange rates on amounts received or paid (recorded in realized gain/loss on foreign exchange). Net unrealized foreign exchange gains and losses arise from valuation changes in foreign denominated assets and liabilities, resulting from changes in exchange rates, including unrealized foreign exchange gains and losses on investments (recorded in unrealized gain/loss on investments), foreign currency derivatives (recorded in unrealized gain/loss on derivatives), and all other assets and liabilities (recorded in unrealized gain/loss on foreign exchange).

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

Derivative Instruments and Hedging Activity—The Company recognizes derivatives as either assets or liabilities at fair value on its Consolidated Statements of Assets and Liabilities with valuation changes recorded as realized or unrealized gains and losses. The Company currently does not have any formally documented hedges that qualify for hedge accounting treatment.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

The Company uses foreign exchange forward contracts and/or borrowings on its multicurrency revolving credit facility to economically hedge its foreign currency risks. Changes in the values of the Company’s foreign denominated assets are recorded in current earnings as realized and unrealized gains and losses (see above); likewise, realized and unrealized gains and losses from derivatives and foreign denominated debt are also recorded in current earnings. The fair value of foreign exchange forward contracts is determined by recognizing the difference between the contract exchange rate and the current market exchange rate. Fluctuations in market values of assets and liabilities denominated in the same foreign currency offset in earnings providing a “natural” foreign currency hedge.

The Company uses interest rate caps to create a synthetic “ceiling” on its borrowing rates. An interest rate cap is a derivative in which the buyer receives payments at the end of each period in which the interest rate exceeds an agreed strike price. Interest payments on the Company’s credit facilities are primarily LIBOR based. By purchasing caps on LIBOR, if LIBOR exceeds the strike price, the Company will pay a higher interest rate on its credit facilities but receive an offsetting payment from the cap counterparty on the notional amount above the strike price. Caps have an initial cost. The fair value of interest rate caps is determined using option pricing models that use readily available market inputs.

Deferred Offering Costs—Offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in connection with offerings of our common stock or debt.

Receivable for Investments Sold—Receivable for investments sold represents a receivable for investments that have sold but the proceeds have not been received.

Payable for Investments Purchased—Payable for investments purchased represents a liability for investments that have been purchased but the proceeds have not been paid and any unfunded loan commitments.

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

Subsequent Events Evaluation—The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued and determined that none are required, except for the following.

Subsequent to December 31, 2011, DSW Group, Inc., the Company’s largest investment, announced it is seeking to refinance its capital structure. Until the terms of the recapitalization have been finalized, the Company cannot fully assess the impact on its portfolio; however, at this time the Company does not believe the impact will be material.

Note 3. Investments

Investments consisted of the following as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$426,201	$412,396	$250,253	$247,141
Subordinated Debt/Corporate Notes	604,157	546,859	690,817	649,784
Preferred Equity	15,107	14,664	3,929	3,934
Common Equity/Partnership Interests/Warrants	107,108	71,124	118,562	75,362

Total	$1,152,573	$1,045,043	$1,063,561	$976,221

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

There was one asset on non-accrual status as of December 31, 2011 with a total fair value of $5,875. As of December 31, 2010, the Company had one investment on non-accrual status with a total fair value of $6,625.

Note 4. Agreements

Solar Capital has an Investment Advisory and Management Agreement with Solar Capital Partners LLC (the “Investment Adviser”), under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to, Solar Capital. For providing these services, the Investment Adviser receives a fee from Solar Capital, consisting of two components—a base management fee and an incentive fee. The base management fee is determined by taking the average value of Solar Capital’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Solar Capital’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Solar Capital’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Solar Capital’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Solar Capital pays the Investment Adviser an incentive fee with respect to Solar Capital’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Solar Capital’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Solar Capital’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Solar Capital’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), commencing on February 12, 2007, and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized and unrealized capital appreciation. No accrual was required for the years ended December 31, 2011, 2010 or 2009.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

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

The following table highlights the outstanding interest rate caps:

				December 31, 2011
Index Rate	Cap Rate	Notional Amount	Expiration	Cost	Fair Value	Unrealized Depreciation	Counterparty
3 Month Libor	1.0%	$100,000	1/13/2014	$1,950	$279	$(1,671)	Wells Fargo
3 Month Libor	1.0%	50,000	5/4/2014	988	190	(798)	Wells Fargo

		$150,000		$2,938	$469	$(2,469)

The Company is also exposed to foreign exchange risk through its investments denominated in foreign currencies. The Company mitigates this risk through the use of foreign currency forward contracts. As an investment company, all changes in the fair value of assets, including changes caused by foreign currency fluctuation, flow through current earnings. The forward contracts serve as an economic hedge with their realized and unrealized gains and losses also recorded in current earnings. The Company has no derivatives designated as hedging instruments. During the year ended December 31, 2011, we entered into 80 foreign currency forward contracts with durations of 1 month with average U.S. dollar notional amounts of $30,697. During the year ended December 31, 2010, we entered into 77 foreign currency forward contracts with durations of 1 month with average U.S. dollar notional amounts of $28,181.

As of December 31, 2011, there were two open forward foreign currency contracts denominated in Euro and British Pounds, both of which terminate on January 10, 2012. As of December 31, 2010, there were three open forward foreign currency contracts denominated in Euro, Australian Dollar and British Pounds, all of which terminated on January 7, 2011. At December 31, 2011 and 2010, there was no fixed collateral held by counterparties for the open contracts and no credit-related contingent features associated with any of the open forward contracts. The contract details are as follows:

	December 31, 2011				December 31, 2010
SOLD	Foreign Currency	USD Value	Unrealized appreciation (depreciation)	Counterparty	Foreign Currency	USD Value	Unrealized appreciation (depreciation)	Counterparty
EUR	966	$1,295	$44	SunTrust Bank	18,307	$24,464	$(191)	SunTrust Bank
GBP	12,989	20,308	136	SunTrust Bank	37,942	59,155	604	SunTrust Bank
AUD	—	—	—	—	30,639	31,337	(1,348)	SunTrust Bank

Total Sold		$21,602	$180			$114,956	$(935)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

The following tables show the fair value and effect of the derivative instruments on the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Operations:

Fair Value of Derivative Instruments

	Derivative Assets
	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments(a)
Foreign exchange contracts	Derivative assets	$180	Derivative assets	$604
Interest rate caps	Derivative assets	469	Derivative assets	—

Total derivatives not designated as hedging instruments(a)		$649		$604

Total derivative assets		$649		$604

	Derivative Liabilities
	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments(a)
Foreign exchange contracts	Derivative liabilities	$—	Derivative liabilities	$1,539

Total derivatives not designated as hedging instruments(a)		$—		$1,539

Total derivative liabilities		$—		$1,539

(a)	See Note 2 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.

Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives not designated as hedging instruments(a)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Foreign exchange contracts	Realized gain (loss):
	Derivatives	$(5,620)	$(3,124)	$(12,608)
Foreign exchange contracts	Unrealized gain (loss):
	Derivatives	1,115	(1,204)	(2,583)
Interest rate caps	Unrealized gain (loss):
	Derivatives	(2,469)	—	—

Total		$(6,974)	$(4,328)	$(15,191)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

Note 6. Borrowing Facilities, Senior Unsecured Notes, and Term Loan

Senior Secured Revolving Credit Facility—On January 11, 2008, Solar Capital LLC entered into a $200 million Senior Secured Revolving Credit Facility (the “$405 Million Facility”) with Citigroup Global Markets, Inc. (“CGMI”), various lenders, and Citibank, N.A., as administrative agent for the lenders. CGMI acted as the sole lead bookrunner and the sole lead arranger for the $405 Million Facility.

On February 12, 2010, Solar Capital Ltd. amended and restated the $405 Million Facility, extending the maturity to February 2013 and increasing the total commitments under the facility to $270 million. Per the amended agreement, borrowings bear interest at a rate per annum equal to the base rate plus 3.25% or the alternate base rate plus 2.25%. The commitment fee on unused balances is 0.375%. Total commitments under the $405 Million Facility have been increased to $405 million as a result of the addition of three new lenders on May 12, 2010, June 23, 2010 and December 19, 2011. The facility size may be increased up to $600 million with additional new lenders or the increase in commitments of current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change of control. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio.

Term Loan—On September 2, 2010, Solar Capital Ltd. entered into a fully funded $35 million senior secured term loan (the “Term Loan”), which matures in September 2013, bears interest at a rate per annum equal to the base rate plus 3.25%, and has terms substantially similar to our existing revolving credit facility. The Term Loan contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change of control. In addition, the Term Loan contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholders’ equity and a minimum asset coverage ratio.

Senior Secured Loan Facility—On December 17, 2010, Solar Capital Ltd. entered into a $100 million senior secured credit facility (the “$100 Million Facility”) with Wells Fargo Securities LLC, as administrative agent. Solar Capital entered into (i) a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with SC Funding, pursuant to which Solar Capital will sell to SC Funding certain loans that it has originated or acquired, or will originate or acquire (the “Loans”) from time to time; (ii) a Loan and Servicing Agreement (the “Loan and Servicing Agreement” and, together with the Purchase and Sale Agreement, the “Agreements”) with SC Funding as borrower; and (iii) various supporting documentation. The $100 Million Facility is secured by all of the assets held by SC Funding. The $100 Million Facility, among other things, matures on December 17, 2015 and bears interest based on LIBOR plus 3.00%. Under the Agreements, Solar Capital and SC Funding, as applicable, are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Purchase and Sale Agreement includes usual and customary events of default for credit facilities of this nature.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

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

The weighted average annualized interest cost for all borrowings for the year ended December 31, 2011 and 2010 was 3.66% and 7.71%, respectively. These costs are exclusive of commitment fees and for other prepaid expenses related to establishing the $405 Million Facility, the $100 Million Facility, the Senior Unsecured Notes, and the Term Loan (collectively the “Credit Facilities”). This weighted average annualized interest cost reflects the average interest cost for all outstanding borrowings. The average debt outstanding for the year ended December 31, 2011 and 2010 was $152,047 and $140,301, respectively. The maximum amounts borrowed on the Credit Facilities during the year ended December 31, 2011 and 2010 were $435,356 and $460,000, respectively. There was $236,355 drawn on the Credit Facilities as of December 31, 2011 and $435,000 as of December 31, 2010. At December 31, 2011 and 2010, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2011 and 2010:

Fair Value Measurements

As of December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$46,377	$366,019	$412,396
Subordinated Debt / Corporate Notes	—	10,508	536,351	546,859
Preferred Equity	—	—	14,664	14,664
Common Equity / Partnership Interests / Warrants	11,460	—	59,664	71,124
Derivative assets - interest rate cap	—	469	—	469
Derivative assets - forward contracts	—	180	—	180

Fair Value Measurements

As of December 31, 2010

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$46,609	$200,532	$247,141
Subordinated Debt / Corporate Notes	—	83,476	566,308	649,784
Preferred Equity	—	—	3,934	3,934
Common Equity / Partnership Interests	373	21,897	53,092	75,362
Derivative assets—forward contracts	—	604	—	604
Liabilities:
Derivative liabilities—forward contracts	—	1,539	—	1,539

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the years ended December 31, 2011 and 2010, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2011 and 2010:

The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the year.

Fair Value Measurements Using Level 3 Inputs

As of December 31, 2011

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants
Fair value, January 1, 2011	$200,532	$566,308	$3,934	$53,092
Total gains or losses included in earnings:
Net realized gain (loss)	(87)	6,218	—	(4,500)
Net change in unrealized gain (loss)	(13,392)	(6,991)	(448)	6,931
Purchase of investment securities	247,421	115,852	11,178	7,942
Proceeds from dispositions of investment securities	(68,455)	(103,971)	—	(3,801)
Transfers in/out of Level 3	—	(41,065)	—	—

Fair value, December 31, 2011	$366,019	$536,351	$14,664	$59,664

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(15,535)	$(17,844)	$(448)	$4,988

During 2011, one investment with a fair value of $41,065 was transferred from Level 3 to Level 2 as a result of an increase in the availability and reliability of third party market quotes for this investment. During 2011, one asset with a fair value of $9,900 was transferred from Level 2 to Level 1 when trading restrictions expired on a publicly traded equity investment.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

During 2010, two debt investments with fair values of $51,700 and $43,000 were transferred from Level 3 to Level 2 as a result of increases in the availability and reliability of third party market quotes for these investments. In addition, one equity investment with a fair value of $1,697 was transferred from Level 3 to Level 2 as a result of the company’s initial public offering. During 2010, one asset with a fair value of $400 was transferred from Level 2 to Level 1 when trading restrictions expired on a publicly traded equity investment.

Note 9. Stockholders’ Equity

The table below illustrates the effect of certain transactions on our capital accounts for the years ended December 31, 2011 and 2010:

	Common Stock		Partners’ Capital	Paid in Capital in Excess of Par	Under (Over) Distributed Net Investment Income	Accumulated Net Realized Gain/(Loss)	Net Unrealized Depreciation	Total Stockholders Equity
	Shares	Par Amount
Balance at December 31, 2009	—	$—	$697,903	$—	$—	$—	$—	$697,903
Solar Capital Merger (1)	26,647,312	266	(697,903)	772,553	—	—	(199,916)	(125,000)
Issuances of common stock in IPO(2)	6,280,945	63	—	106,088	—	—	—	106,151
Issuances of common stock in private placement(3)	2,965,000	30		67,836				67,866
Reinvestment of dividends	489,901	5	—	10,841	—	—	—	10,846
Net increase in stockholders’ equity resulting from operations	—	—	—	—	69,212	(38,968)	111,641	141,885
Dividends declared ($2.14 per share)	—	—	—	—	(65,457)	(7,200)	—	(72,657)
Permanent tax differences	—	—	—	(30,327)	(5,300)	35,627	—	—

Balance at December 31, 2010	36,383,158	$364	$—	$926,991	$(1,545)	$(10,541)	$(88,275)	$826,994
Reinvestment of dividends	224,880	2	—	5,162	—	—	—	5,164
Net increase in stockholders’ equity resulting from operations	—	—	—	—	81,904	(2,393)	(18,196)	61,315
Dividends declared ($2.40 per share)	—	—	—	—	(73,532)	(14,000)	—	(87,532)
Permanent tax differences	—	—	—	(3,973)	(4,582)	8,555	—	—

Balance at December 31, 2011	36,608,038	$366	$—	$928,180	$2,245	$(18,379)	$(106,471)	$805,941

(1)	Immediately prior to the initial public offering, through a series of transactions Solar Capital Ltd. merged with Solar Capital LLC, leaving Solar Capital Ltd. as the surviving entity. Solar Capital Ltd. issued an aggregate of approximately 26.65 million shares of common stock and $125 million in Senior Unsecured Notes to the existing Solar Capital LLC unit holders in connection with the Merger.
(2)	On February 9, 2010 Solar Capital Ltd. priced its initial public offering, selling 5.68 million shares, including the underwriters’ over-allotment, at a price of $18.50 per share. Concurrent with this offering, management purchased an additional 600,000 shares through a private placement, also at $18.50 per share.
(3)	On November 30, 2010 Solar Capital Ltd. priced a private offering, selling 2.85 million shares, at a price of $22.94 per share. Concurrent with this offering, management purchased an additional 115,000 shares, also at $22.94 per share.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

Note 10. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase (decrease) in shareholders’ equity per share resulting from operations for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Numerator for basic and diluted earnings per share:	$61,315	$141,885	$86,936
Denominator for basic and diluted weighted average share:	36,470,384	33,258,402	32,860,454
Basic and diluted net increase in share holders’ equity resulting from operations per share:	$1.68	$4.27	$2.65

As required by ASC 260-10, Earnings Per Share, the number of shares used to calculate weighted average shares for use in computations on a per share basis have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Merger.

Note 11. Income Tax Information and Distributions to Stockholders

The tax character of dividends for the fiscal years ended December 31, 2011 and 2010 were as follows:

	2011		2010
Ordinary income	$73,532	84.0%	$65,457	90.1%
Capital gains	14,000	16.0%	7,200	9.9%

Total dividends	$87,532	100.0%	$72,657	100.0%

For the years ended December 31, 2011 and 2010, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

	2011	2010
Net increase in net assets resulting from operations	$61,315	$141,885
Net unrealized (gain)/loss on investments	17,654	(113,508)
Pre IPO earnings adjustment	—	15,164
Consolidated subsidiaries adjustment	(2,021)	9,994
Post-October capital (gains)/losses	(3,232)	3,006
Market discount and OID adjustments	23,844	—
Other book-to-tax differences	7,840	20,821

Taxable income before deductions for dividends	$105,400	$77,362

During 2011, as a result of permanent book-to-tax differences, the Company decreased under (over) distributed net investment income by $4,582, decreased accumulated net realized loss by $8,555, and decreased paid-in capital in excess of par value by $3,973. Aggregate stockholders’ equity was not affected by this reclassification.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

As of December 31, 2011 and 2010, the components of accumulated gain and losses on a tax basis were as follows:

	2011	2010
Undistributed ordinary income	$21,586	$1,917
Undistributed long-term net capital gains	—	2,788

Total undistributed net earnings	21,586	4,705
Post-October capital gains/(losses)	—	(3,006)
Net unrealized appreciation on investments	(133,468)	32,795

Total undistributed (undistributable) taxable income	$(111,882)	$34,494

Tax information for the fiscal year ended December 31, 2011 is an estimate and will not be finally determined until the Company files its 2011 tax return in September 2012.

We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

There were no deferred tax assets or liabilities as of December 31, 2011 or 2010.

Pre-Merger Taxation

Prior to the February 9, 2010, the Company was classified as a partnership for U.S. tax purposes, and therefore was generally not subject to federal and state income taxes. Each partner took into account separately on their tax return their share of the taxable income, gains, losses, deductions or credits for the partnership’s taxable year. Accordingly, no provisions were made in the accompanying financial statements for federal and state income tax. The Company was also subject to New York City unincorporated business tax (UBT), which is imposed on the business income of every unincorporated business that is carried on in New York City. The UBT is imposed for each taxable year at a rate of approximately 4 percent of taxable income that is allocable to New York City.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the respective periods:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	March 13, 2007 (inception) through December 31, 2007
Per Share Data: (a)
Net asset value, beginning of year	$22.73	$21.24	$25.95	$38.30	$37.30
Net investment income	2.25	2.08	2.05	2.66	1.62
Net realized and unrealized gain (loss)	(0.57)	2.19	0.60	(15.01)	(0.12)

Net increase in net assets resulting from operations	1.68	4.27	2.65	(12.35)	1.50
Dividends to shareholders declared	(2.40)	(2.14)	—	—	—
Distributions to unit holders declared	—	—	(7.36)	—	—
Effect of dilution	0.01	(0.33)	—	—	—
Offering costs	—	(0.31)	—	—	(0.50)

Net asset value, end of period	$22.02	$22.73	$21.24	$25.95	$38.30

Total return(b)	(1.07)%	45.51%	10.16%	(32.25)%	4.00%
Net assets, end of period	$805,941	$826,994	$697,903	$852,673	$1,258,501
Per share market value at end of period	$22.09	$24.78	N/A	N/A	N/A
Shares outstanding end of period	36,608,038	36,383,158	32,860,454	32,860,454	32,860,454
Ratio to average net assets:
Expenses without incentive fees	4.45%	5.13%	3.35%	3.27%	2.55%
Incentive fees	2.49%	2.33%	2.20%	0.78%	—%

Total expenses	6.94%	7.46%	5.55%	4.05%	2.55%

Net investment income	9.97%	9.31%	8.85%	7.59%	5.36%
Portfolio turnover ratio	34.54%	38.90%	19.36%	11.55%	20.67%

(a)	Calculated using the average shares outstanding method. The number of shares used to calculate weighted average shares have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Merger.
(b)	Total return for 2011 is based on the change in market price per share during the period and takes into account dividends reinvested with the dividend reinvestment plan. For 2010, the public offering price is used as the beginning market price and does not assume dividend reinvestment. Total return for 2009, 2008 and 2007 is equal to the net increase in net assets resulting from operations divided by the net asset value at beginning of year.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

Note 13. New Accounting Pronouncements and Accounting Standards Updates

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

Note 14. Selected Quarterly Financial Data (unaudited)

For the Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2011	$35,994	0.98	$20,675	0.57	$31,182	0.85	$51,857	1.42
September 30, 2011	35,329	0.97	20,711	0.57	(72,655)	(1.99)	(51,944)	(1.42)
June 30, 2011	35,283	0.97	21,368	0.59	(8,984)	(0.25)	12,384	0.34
March 31, 2011	32,294	0.89	19,150	0.53	29,868	0.82	49,018	1.35

December 31, 2010	31,644	0.92	17,384	0.51	24,974	0.73	42,358	1.24
September 30, 2010	29,403	0.89	15,551	0.47	5,458	0.16	21,009	0.63
June 30, 2010	28,284	0.86	15,166	0.46	1,348	0.04	16,514	0.50
March 31, 2010	35,310	1.08	21,111	0.65	40,893	1.26	62,004	1.90

December 31, 2009	28,456	0.87	17,685	0.54	22,271	0.68	39,956	1.23
September 30, 2009	27,785	0.85	16,383	0.50	22,181	0.68	38,564	1.17
June 30, 2009	25,252	0.77	16,099	0.49	17,899	0.54	33,998	1.03
March 31, 2009	28,177	0.86	17,095	0.52	(42,677)	(1.30)	(25,582)	(0.78)

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(unaudited)

(in thousands, except shares)

Schedule 12-14

Portfolio Company	Investment	As of December 31, 2011 Number of Shares/Principal Amount	Year ended December 31, 2011		As of December 31, 2011 Fair Value
			Amount of dividends and interest included in income	Amount of equity in net profit and loss
Investments Owned Greater than 25%
AviatorCap SII, LLC I	Senior Debt	3,728	$288	$—	$3,671
AviatorCap SII, LLC II	Senior Debt	5,697	243	—	5,611
AviatorCap SII, LLC III	Senior Debt	8,856	628	—	8,724
USAW 767	Senior Debt	4,904	920	—	4,831
SODO Corp.	Preferred Equity/Common	1,912	96	—	1,949
SOCAY Corp.	Preferred Equity/Common	12,357	686	—	12,668
National Specialty Alloys, LLC	Equity	1,000,000	4,102	—	16,000

Total Investments Owned Greater than 25%			$6,963	$—	$53,454

Investments Owned Greater than 5% and Less than 25%
Ark Real Estate Partners LP	Equity	41,818,834	—	—	35,820

Total Investments Owned Greater than 5% and Less than 25%			$—	$—	$35,820

The table below represents the balance at the beginning of the year, December 31, 2010 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of December 31, 2011.

Gross additions represent increases in the investment from additional investments, amortization and payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2010	Gross additions	Gross reductions	Change in Unrealized Gain (Loss)	Fair Value as of December 31, 2011
AviatorCap SII, LLC I	$—	$4,047	$369	(7)	$3,671
AviatorCap SII, LLC II	—	6,094	476	(7)	5,611
AviatorCap SII, LLC III	—	10,062	1,366	28	8,724
USAW 767	6,618	76	1,848	(15)	4,831
SODO Corp.	390	1,619	—	(60)	1,949
SOCAY Corp.	3,500	9,559	—	(391)	12,668
National Specialty Alloys, LLC	10,000	—	—	6,000	16,000
Ark Real Estate Partners LP	29,235	7,066	53	(428)	35,820

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(unaudited)

(in thousands, except units)

Schedule 12-14

			Year ended December 31, 2010
Portfolio Company	Investment	As of December 31, 2010 Number of Shares/Principal Amount	Amount of dividends and interest included in income	Amount of equity in net profit and loss		As of December 31, 2010 Fair Value
Investments Owned Greater than 25%
USAW 767	Senior Debt	6,753	$52	$		$6,618
SODO Corp.	Preferred Equity/Common	388	2			390
SOCAY Corp.	Preferred Equity/Common	3,484	16			3,500
National Specialty Alloys, LLC	Equity	1,000,000	600		—	10,000

Total Investments Owned Greater than 25%			$670		$—	$20,508

Investments Owned Greater than 5% and Less than 25%
National Interest Security Corp.	Senior Debt	—	$3,544		$—	$—
National Interest Security Corp.	Subordinated	—	4,075		—	—
Ark Real Estate Partners LP	Equity	34,806,121	—		—	29,235

Total Investments Owned Greater than 5% and Less than 25%			$7,619		$—	$29,235

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

Federal Income Tax Information (unaudited)

The Company designates the maximum amount available but not less than $600 of the Company’s ordinary income dividends paid from 2011 earnings as qualified dividend income in accordance with section 854 of the Internal Revenue Code. The Company designates the maximum amount available but not less than $7,200 of the Company’s dividends paid from 2011 net realized securities gains as capital gain dividends in accordance with section 852(b)(3)(C) of the Internal Revenue Code.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC ‘s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2011.

(c) Attestation Report of the Registered Public Accounting Firm

KPMG LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on p.58 of this Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

We will file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement**

3.2	Amended and Restated Bylaws**

4.1	Form of Common Stock Certificate****

10.1	Dividend Reinvestment Plan**

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent****

10.3	Form of Senior Secured Term Loan Agreement by and between the Registrant and ING Capital LLC, as lender and administrative agent, dated as of September 2, 2010*****

10.4	Form of Loan and Servicing Agreement by and among the Registrant, Solar Capital Funding II LLC, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Delaware Trust Company, as collateral agent and Wells Fargo Bank, N.A., as account bank and collateral custodian*******

10.5	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC*

10.6	Form of Custodian Agreement****

10.7	Administration Agreement by and between Registrant and Solar Capital Management, LLC*

10.8	Form of Indemnification Agreement by and between Registrant and each of its directors**

10.9	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement*

10.10	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement**

Exhibit Number	Description

10.11	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited*

10.12	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC**

10.13	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC****

10.14	Form of Agreement and Plan of Merger by and between Registrant and Solar Capital LLC****

10.15	Form of Registration Rights Agreement******

10.16	Form of Subscription Agreement******

10.17	Form of Purchase and Sale Agreement by and between the Registrant and Solar Capital Funding II LLC*******

10.18	Amendment No. 2 to the Loan and Servicing Agreement by and among Registrant, Solar Capital Funding II LLC, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Delaware Trust Company, as collateral agent, and Wells Fargo Bank, N.A., as account bank and collateral custodian********

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

14.1	Code of Ethics**

14.2	Code of Business Conduct**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.

**	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.

***	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 8 (File No. 333-148734) filed on January 27, 2010.

****	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on February 9, 2010.

*****	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on September 7, 2010.

******	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.

*******	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on December 22, 2010.

********	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on February 8, 2012.

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

Date	Signature	Title

February 22, 2012	/s/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 22, 2012	/S/ STEVEN HOCHBERG Steven Hochberg	Director

February 22, 2012	/S/ DAVID S. WACHTER David S. Wachter	Director

February 22, 2012	/S/ LEONARD A. POTTER Leonard A. Potter	Director

February 22, 2012	/S/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

February 22, 2012	/S/ NICHOLAS RADESCA Nicholas Radesca	Chief Financial Officer (Principal Financial Officer) and Secretary