Form 10-Q
period 2012-03-31
Solar Capital Ltd.
filed 2012-05-01
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2012

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 1, 2012 was 36,608,038.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the Company) as of March 31, 2012, and the related consolidated statements of operations for the three-month periods ended March 31, 2012 and 2011, the consolidated statement of changes in net assets for the three-month period ended March 31, 2012 and consolidated statements of cash flows for the three-month periods ended March 31, 2012 and 2011. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. as of December 31, 2011, and the related consolidated statement of net assets for the year ended December 31, 2011 and we expressed an unqualified opinion on them in our report dated February 22, 2012.

/s/ KPMG LLP

New York, New York

May 1, 2012

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except shares)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Investments at value:
Companies more than 25% owned (cost: $36,058 and $47,910, respectively)	$36,031	$53,454
Companies 5% to 25% owned (cost: $44,698 and $41,819, respectively)	36,540	35,820
Companies less than 5% owned (cost: $1,016,455 and $1,062,844 respectively)	935,944	955,769

Total investments (cost: $1,097,211 and $1,152,573, respectively)	1,008,515	1,045,043
Cash and cash equivalents	10,363	11,787
Interest and dividends receivable	11,542	9,763
Receivable for investments sold	21,099	3,225
Fee revenue receivable	3,948	4,379
Deferred credit facility costs	3,060	3,635
Derivative assets	294	649
Deferred offering costs	575	469
Prepaid expenses and other receivables	411	481

Total Assets	1,059,807	1,079,431

Liabilities
Credit facilities payable	128,643	201,355
Term Loan	35,000	35,000
Payable for investments purchased	29,273	22,443
Dividend payable	21,965	—
Due to Solar Capital Partners LLC:
Investment advisory and management fee payable	5,278	5,277
Performance-based incentive fee payable	5,275	5,203
Interest payable	961	1,063
Derivative liabilities	1,080	—
Due to Solar Capital Management LLC	638	1,069
Income taxes payable	1,035	720
Deferred fee revenue	83	318
Other accrued expenses and payables	442	1,042

Total Liabilities	229,673	273,490

Net Assets
Common stock, par value $0.01 per share 36,608,038 shares issued and outstanding, 200,000,000 authorized	366	366
Paid-in capital in excess of par	928,180	928,180
Underdistributed net investment income	1,379	2,245
Accumulated net realized losses	(9,213)	(18,379)
Net unrealized depreciation	(90,578)	(106,471)

Total Net Assets	$830,134	$805,941

Number of shares outstanding	36,608,038	36,608,038
Net Asset Value Per Share	$22.68	$22.02

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares)

	Three months ended March 31, 2012	Three months ended March 31, 2011
	(unaudited)	(unaudited)
INVESTMENT INCOME:
Interest and dividends:
Companies more than 25% owned	$1,082	$695
Other interest and dividend income	35,227	31,599

Total interest and dividends	36,309	32,294

Total investment income	36,309	32,294

EXPENSES:
Investment advisory and management fees	5,278	4,987
Performance-based incentive fee	5,275	4,788
Interest and other credit facility expenses	2,695	2,037
Administrative service fee	696	438
Other general and administrative expenses	1,009	894

Total operating expenses	14,953	13,144

Net investment income before income tax expense	21,356	19,150

Income tax expense	257	—

Net investment income	21,099	19,150

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, DERIVATIVES AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments:
Companies more than 25% owned	11,002	—
Companies less than 5% owned	(725)	2,802

Net realized gain on investments	10,277	2,802
Derivatives	(944)	(4,363)
Foreign currency exchange	618	(72)

Net realized gain (loss) before income taxes	9,951	(1,633)

Income tax expense	785	—

Net realized gain (loss)	9,166	(1,633)

Net change in unrealized gain:
Investments:
Companies more than 25% owned	(5,571)	1,625
Companies 5% to 25% owned	(2,159)	(260)
Companies less than 5% owned	26,564	30,867

Net change in unrealized gain on investments	18,834	32,232
Derivatives	(1,435)	(259)
Foreign currency exchange	(1,506)	(472)

Net change in unrealized gain	15,893	31,501

Net realized and unrealized gain on investments, derivatives and foreign currencies	25,059	29,868

Net increase in net assets resulting from operations	$46,158	$49,018

Earnings per share	$1.26	$1.35

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Three months ended March 31, 2012	Year ended December 31, 2011
	(unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income	$21,099	$81,904
Net realized gain (loss)	9,166	(2,393)
Net change in unrealized gain (loss)	15,893	(18,196)

Net increase in net assets resulting from operations	46,158	61,315

Dividends and distributions declared	(21,965)	(87,532)

Capital share transactions:
Reinvestment of dividends	—	5,164

Net increase in net assets resulting from capital share transactions	—	5,164

Net increase in net assets	24,193	(21,053)
Net assets at beginning of period	805,941	826,994

Net assets at end of period	$830,134	$805,941

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except shares)

	Three months ended March 31, 2012	Three months ended March 31, 2011
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net increase in net assets from operations	$46,158	$49,018
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Net realized gain from investments	(10,277)	(2,802)
Net realized (gain) loss from foreign currency exchange	(618)	72
Net change in unrealized gain on investments	(18,834)	(32,232)
Net change in unrealized loss on derivatives	1,435	259

(Increase) decrease in operating assets:
Purchase of investment securities	(69,197)	(80,985)
Proceeds from disposition of investment securities	135,469	109,568
Increase in accrued payment-in-kind interest	(7,724)	(6,005)
Collections of payment-in-kind interest	7,094	—
Interest and dividends receivable	(1,779)	(4,543)
Purchase of interest rate cap	—	(1,950)
Fee revenue receivable	431	22
Receivable for investments sold	(17,874)	4,467
Prepaid expenses and other receivables	70	(54)
Increase (decrease) in operating liabilities:
Payable for investments purchased	6,830	16,094
Investment advisory and management fee payable	1	95
Performance-based incentive fee payable	72	441
Interest payable	(102)	299
Due to Solar Capital Management LLC	(431)	(391)
Income taxes payable	315	(260)
Deferred fee revenue	(235)	(317)
Other accrued expenses and payables	(599)	(722)

Net Cash Provided by Operating Activities	70,205	50,074

Cash Flows from Financing Activities:
Deferred offering costs	(106)	(193)
Deferred credit facility costs	575	565
Proceeds from borrowings on credit facilities	160,212	357,253
Repayments of borrowings on credit facilities	(232,310)	(357,253)

Net Cash Used in Financing Activities	(71,629)	372

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,424)	50,446
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,787	288,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,363	$339,178

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,175	$818
Cash paid for income taxes	$727	$257

Non-cash financing activity:
Dividends payable	$21,965	$21,830

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

Description(1)	Industry	Interest(2)		Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans - 40.45%
Asurion Corporation (17)	Insurance	9.00%		5/24/2019	$40,000	$39,816	$40,600
Airvana Network Solutions Inc.	Telecommunications	10.00%		3/25/2015	7,464	7,344	7,133
AviatorCap SII, LLC I (9)	Aerospace & Defense	12.00%		12/31/2014	3,571	3,529	3,569
AviatorCap SII, LLC II (9)	Aerospace & Defense	11.00%		12/31/2014	5,394	5,324	5,394
AviatorCap SII, LLC III(9)	Aerospace & Defense	13.00%		12/31/2014	7,601	7,465	7,601
Direct Buy Inc. (19)	Home, Office Furnishing & Durable Consumer Prds	12.00%		2/1/2017	25,000	24,347	4,375
DSW Group, Inc. (24)	Beverage, Food & Tobacco	15% (11% Cash & 4% PIK)(	7)	2/28/2018	29,991	28,941	29,691
Fulton Holding Corp (18)	Retail Stores	13.57%		5/28/2016	35,000	34,203	35,000
Grakon, LLC	Machinery	12.00%		12/31/2015	9,524	7,613	9,429
Good Sam Enterprise, LLC	Insurance	11.50%		12/1/2016	7,000	6,534	7,210
Grocery Outlet Inc. (17)	Grocery	10.50%		12/15/2017	33,432	32,463	33,432
Isotoner Corporation	Personal & Nondurable Consumer Products	10.75%		1/8/2018	39,000	37,927	38,610
Interactive Health Solutions, Inc. (17)(18)	Healthcare, Education & Childcare	11.50%		10/4/2016	20,013	19,588	20,013
MYI Acquiror Corporation (3)(4)(8)(20)	Insurance	13% (12% Cash & 1% PIK)(	7)	3/13/2017	31,578	30,993	31,578
Southern Auto Finance Company (20)	Banking	13.50%		10/19/2017	25,000	24,469	24,625
Spencer Spirit Holdings, Inc.	Retail Stores	11.00%		5/1/2017	10,000	10,000	10,300
Transplace Texas, LP (17)	Cargo Transport	11.00%		4/12/2017	20,000	19,554	19,700
USAW 767 (10)	Aerospace & Defense	14.50%		12/31/2012	4,381	4,346	4,381
ViaWest Inc (17)	Personal, Food & Misc. Services	13.5% (12% Cash & 1.5% PIK)(	7)	5/20/2016	40,385	39,288	39,981
Vision Holding Corp. (17)	Healthcare, Education & Childcare	12.00%		11/23/2016	35,300	34,792	35,300

Total Bank Debt/Senior Secured Loans					$429,634	$418,536	$407,922

Subordinated Debt/Corporate Notes - 52.39%
Adams Outdoor Advertising	Diversified/Conglomerate Service	18.00%		12/8/2015	$42,500	$41,798	$42,500
Asurion Holdco (22)	Insurance	11.00%(	7)	3/2/2019	12,000	11,644	12,189
CIBT Solutions	Leisure, Amusement, Entertainment	13.50%		6/15/2018	36,200	35,409	35,838
Crosman Corporation	Leisure, Amusement, Entertainment	13% (11% Cash & 2% PIK)(	7)	10/15/2016	15,219	14,822	14,913
DSW Group, Inc.	Beverage, Food & Tobacco	15% PIK		4/24/2012	129,849	129,821	110,372
Earthbound Farm (17)	Farming & Agriculture	14.25%		6/21/2017	58,947	57,806	57,474
Grakon Holdings LLC Sr	Machinery	14% PIK		12/31/2015	1,644	1,644	1,627
Grakon Holdings LLC Jr	Machinery	12% PIK		12/31/2015	15,572	12,802	9,343
Granite Global Solutions Corp. (3)(15)(20)	Insurance	13.50%		5/31/2016	30,624	30,249	29,092
Midcap Financial Intermediate Holdings, LLC (23)	Banking	13.00% to 14.25%		7/9/2015	85,000	83,583	85,000
ProSieben Sat.1 Media AG (3)(6)(20)	Broadcasting & Entertainment	8.43% (4.93% Cash & 3.5% PIK)(	7)	3/6/2017	22,162	20,652	15,543
Richelieu Foods, Inc. (16)	Beverage, Food & Tobacco	14.25% (12% Cash & 2.25% PIK)(	7)	5/18/2016	22,693	22,186	21,786
Rug Doctor L.P. (17)(21)	Personal, Food & Misc. Services	15.50% to 20.00% (wtd. avg. 17.54%)(	7)	10/31/2014	51,831	48,885	49,240
Weetabix Group (3)(5)(20)	Beverage, Food & Tobacco	9.13% PIK		9/14/2016	17,221	19,348	14,638
Weetabix Group (3)(5)(20)	Beverage, Food & Tobacco	10.29% PIK		5/3/2017	35,321	41,739	28,786

Total Subordinated Debt/Corporate					$576,783	$572,388	$528,341

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands, except shares)

(unaudited)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value

Preferred Equity - 1.50%
SODO Corp. (9)(12)	Aerospace & Defense	8.43% PIK	—	2,052	$2,052	$2,011
SOCAY Limited (9)(12)(20)	Aerospace & Defense	8.59% PIK	—	13,342	13,342	13,075
Wyle Laboratories	Aerospace & Defense	8.00%	7/17/2015	387	39	47

Total Preferred Equity					$15,433	$15,133

Common Equity / Partnership Interests / Warrants - 5.66%
Ark Real Estate Partners LP (9)(10)(11)	Buildings & Real Estate			44,697,684	$44,698	$36,540
Grakon, LLC	Machinery			1,714,286	1,714	—
Grakon, LLC Warrants	Machinery			3,518,001	—	—
Great American Group Inc. (13)(20)	Personal, Food & Misc. Services			572,800	2,681	69
Great American Group Inc. (14)(20)	Personal, Food & Misc. Services			187,500	3	23
Nuveen Investments, Inc.	Finance			3,486,444	30,876	10,459
NXP Semiconductors Netherlands B.V.(3)(20)	Electronics			310,271	8,458	8,256
Seven West Media Limited (20)	Broadcasting & Entertainment			437,687	2,424	1,772

Total Common Equity/Partnerships Interests / Warrants					$90,854	$57,119

Total Investments					$1,097,211	$1,008,515

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2012.
(3)	The following entities are domiciled outside the United States and the investments are denominated in either Euro, British Pounds, Canadian Dollars or Australian Dollars: Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; Granite Global Solutions Corp. in Canada; and Seven Media Group Pty Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s foreign domiciled portion of MYI Aquiror Corporation is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.ar.l.
(5)	Solar Capital Ltd.’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital Ltd.’s investment in ProSieben Sat. 1 Media AG is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Coupon is payable in cash and/or in kind (PIK).
(8)	Includes an unfunded commitment of $6,000.
(9)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(10)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(11)	Investments are held in taxable subsidiaries through Solar Capital Ltd Investment in Ark Real Estate Partners LP is held through SLRC ADI Corp and equity investment in Grakon LLC are held through Grakon TL Holding, Inc.
(12)	Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.
(13)	Founders Shares.
(14)	Contingent Founders Shares.
(15)	Includes an unfunded commitment of $12,054 Canadian Dollars or $12,225 U.S. Dollars as of March 31, 2012.
(16)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 6 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of March 31, 2012, all other investments were pledged as collateral for the Senior Secured Revolving Credit Facility and the Term Loan (see Note 6 to the consolidated financial statements).
(17)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. (See note 18 above for further explanation.) Par amounts held through Solar Capital Funding II LLC include: Asurion Corp $14,438; Earthbound Farm $22,913; Fulton Holding Corp. $18,000; Grocery Outlet Inc. $19,900; Interactive Health Solutions, Inc. $11,662; Midcap Financial Intermediate Holdings, LLC $23,500; Rug Doctor L.P. $9,104; Transplace Texas, LP $18,518; ViaWest Inc. $15,143; and Vision Holding Corp $17,569. Remaining par balances are held directly by Solar Capital Ltd.
(18)	Includes an unfunded commitment of $1,250.
(19)	Investment is on non-accrual status.
(20)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(21)	Includes PIK payable on $12,586 of par at 4.50% PIK, $14,572 of par at 5.25% PIK, $15,090 of par at 8.00% PIK, and $9,583 of par at 3.50% PIK.
(22)	Asurion Holdco has the option to pay interest in kind at L+10.25 if certain specified conditions are met.
(23)	Includes an unfunded commitment of $10,000.
(24)	In March 2012, Solar Capital Ltd. purchased $36,991 and participated $7,000 to a third party with no recourse to the Company.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(unaudited)

Industry Classification	Pecentage of Total Investments (at fair value) as of March 31, 2012

Beverage, Food & Tobacco	20%
Insurance	12%
Banking	11%
Personal, Food & Misc. Services	9%
Farming & Agriculture	6%
Healthcare, Education & Childcare	6%
Leisure, Amusement, Entertainment	5%
Retail Stores	4%
Diversified/Conglomerate Service	4%
Buildings & Real Estate	4%
Personal & Nondurable Consumer Products	4%
Aerospace & Defense	3%
Grocery	3%
Machinery	2%
Cargo Transport	2%
Broadcasting & Entertainment	1%
Finance	1%
Electronics	1%
Telecommunications	1%
Home, Office Furnishing & Durable Consumer Prds	1%

100%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousands, except shares)

Description(1)	Industry	Interest(2)		Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans—39.46%
Asurion Corporation (18)	Insurance	9.00%		5/24/2019	$40,000	$39,811	$39,517
Airvana Network Solutions Inc.	Telecommunications	10.00%		3/25/2015	8,324	8,186	8,324
AviatorCap SII, LLC I (10)	Aerospace & Defense	12.00%		12/31/2014	3,728	3,678	3,671
AviatorCap SII, LLC II (10)	Aerospace & Defense	11.00%		12/31/2014	5,697	5,618	5,611
AviatorCap SII, LLC III(10)	Aerospace & Defense	13.00%		12/31/2014	8,856	8,696	8,724
Direct Buy Inc. (20)	Home, Office Furnishing & Durable Consumer Prds	12.00%		2/1/2017	25,000	24,332	5,875
Fulton Holding Corp (18)	Retail Stores	13.74%		5/28/2016	35,000	34,155	35,000
Grakon, LLC	Machinery	12.00%		12/31/2015	9,524	7,610	9,286
Good Sam Enterprise, LLC	Insurance	11.50%		12/1/2016	7,000	6,523	6,860
Grocery Outlet Inc.	Grocery	10.50%		12/15/2017	33,600	32,599	32,592
Isotoner Corporation	Personal & Nondurable Consumer Products	10.75%		1/8/2018	39,000	37,895	37,830
Interactive Health Solutions, Inc. (18)(19)	Healthcare, Education & Childcare	11.50%		10/4/2016	20,131	19,691	19,930
MYI Acquiror Corporation (3)(4)(8)(21)	Insurance	13% (12% Cash & 1% PIK)(	7)	3/13/2017	31,500	30,899	31,500
Roundy’s Supermarkets, Inc.—2nd Lien (18)	Grocery	10.00%		4/16/2016	22,000	21,685	22,069
Southern Auto Finance Company (21)	Banking	13.50%		10/19/2017	25,000	24,453	24,437
Spencer Spirit Holdings, Inc.	Retail Stores	11.00%		5/1/2017	10,000	10,000	10,000
Transplace Texas, LP (18)	Cargo Transport	11.00%		4/12/2017	20,000	19,533	19,500
USAW 767 (10)	Aerospace & Defense	14.50%		12/31/2012	4,904	4,850	4,831
ViaWest Inc (18)	Personal, Food & Misc. Services	13.5% (12% Cash & 1.5% PIK)(	7)	5/20/2016	33,255	32,520	32,756
Vision Holding Corp. (18)	Healthcare, Education & Childcare	12.00%		11/23/2016	37,500	36,869	37,125
VPSI, Inc. (17)	Personal Transportation	12.00%		12/23/2015	16,958	16,598	16,958

Total Bank Debt/Senior Secured Loans					$436,977	$426,201	$412,396

Subordinated Debt/Corporate Notes—52.33%
Adams Outdoor Advertising	Diversified/Conglomerate Service	18.00%		12/8/2015	$42,500	$41,878	$42,075
AMC Entertainment Holdings, Inc.	Leisure, Amusement, Entertainment	5.55%PIK		6/13/2012	27,141	27,086	26,462
CIBT Solutions	Leisure, Amusement, Entertainment	13.50%		6/15/2018	36,200	35,389	35,386
Crosman Corporation	Leisure, Amusement, Entertainment	13% (11% Cash & 2% PIK)(	7)	10/15/2016	15,219	14,808	14,762
DSW Group, Inc.	Beverage, Food & Tobacco	15% PIK		4/24/2012	125,106	124,972	106,340
Earthbound Farm (18)	Farming & Agriculture	14.25%		6/21/2017	58,947	57,739	56,590
Grakon Holdings LLC Sr	Machinery	14% PIK		12/31/2015	1,588	1,588	1,469
Grakon Holdings LLC Jr	Machinery	12% PIK		12/31/2015	15,118	12,344	7,710
Granite Global Solutions Corp. (3)(16)(21)	Insurance	13.50%		5/31/2016	29,983	30,234	29,121
Magnolia River, LLC	Hotels, Motels, Inns and Gaming	14.00%		4/28/2014	19,064	18,664	19,064
Midcap Financial Intermediate Holdings, LLC (18)	Banking	14.25%		7/9/2015	75,000	73,542	75,000
ProSieben Sat.1 Media AG (3)(6)(21)	Broadcasting & Entertainment	8.83%(5.3% Cash & 3.5% PIK)(	7)	3/6/2017	21,125	20,261	10,508
Richelieu Foods, Inc. (17)	Beverage, Food & Tobacco	13.75%		5/18/2016	22,500	21,972	21,150
		15.50% to 20.00%(	7)
Rug Doctor L.P. (18)(22)	Personal, Food & Misc. Services	(wtd. avg. 17.54%)		10/31/2014	51,225	48,034	47,383
Shoes For Crews, LLC (17)	Textiles & Leather	13.75%(	7)	7/23/2016	15,650	15,318	15,650
Weetabix Group (3)(5)(21)	Beverage, Food & Tobacco	9.22% PIK		9/14/2016	15,986	18,589	12,469
Weetabix Group (3)(5)(21)	Beverage, Food & Tobacco	10.03%PIK		5/3/2017	34,294	41,739	25,720

Total Subordinated Debt/Corporate Notes					$606,646	$604,157	$546,859

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2011

(in thousands, except shares)

Description(1)	Industry	Interest(2)		Maturity	Par Amount/ Shares	Cost	Fair Value
Preferred Equity - 1.40%
SODO Corp. (10)(13)	Aerospace & Defense	8.43	% PIK	—	1,912	$2,009	$1,949
SOCAY Limited (10)(13)	Aerospace & Defense	8.59	% PIK	—	12,357	13,059	12,668
Wyle Laboratories	Aerospace & Defense	8.00%		7/17/2015	387	39	47

Total Preferred Equity						$15,107	$14,664

Common Equity / Partnership Interests / Warrants - 6.81%
Ark Real Estate Partners LP (9)(11)(12)	Buildings & Real Estate				41,818,834	$41,819	$35,820
Grakon, LLC	Machinery				1,714,286	1,714	—
Grakon, LLC Warrants	Machinery				3,518,001	—	—
Great American Group Inc. (14)	Personal, Food & Misc. Services				572,800	2,681	69
Great American Group Inc. (15)	Personal, Food & Misc. Services				187,500	3	23
National Specialty Alloys, LLC(10)	Mining, Steel, Iron & Nonprecious Metals				1,000,000	10,000	16,000
Nuveen Investments, Inc.	Finance				3,486,444	30,875	7,844
NXP Semiconductors Netherlands B.V.(3)	Electronics				645,292	17,592	9,918
Seven West Media Limited	Broadcasting & Entertainment				437,687	2,424	1,450
Total Common Equity/Partnerships Interests / Warrants						$107,108	$71,124

Total Investments						$1,152,573	$1,045,043

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	For each debt investment we have provided the current interest rate in effect as of December 31, 2011. Variable rate debt investments generally bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which may reset daily, quarterly or semi-annually.
(3)	The following entities are domiciled outside the United States and the investments are denominated in British Pounds, Euro, Canadian Dollars or Australian Dollars: Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; Granite Global Solutions Corp. in Canada; and Seven West Media Group Pty Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and $14,750 of MYI Aquiror Corporation is domiciled in the United Kingdom, but these assets are denominated in US Dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s foreign domiciled portion of MYI Aquiror Corporation is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital Ltd.’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital Ltd.’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Coupon is payable in cash and/or in kind (PIK).
(8)	Includes an unfunded commitment of $6,000.
(9)	Solar Capital Ltd. has an unfunded commitment of $2,879.
(10)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	Solar Capital Ltd.’s investment in Ark Real Estate Partners LP is held through its taxable subsidiary SLRC ADI Corp.
(13)	SODO Corp. and SOCAY Corp. own equity interests that represent a majority of the equity ownership in Aviator Cap SII, LLC and USAW 767. Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.
(14)	Founders Shares.
(15)	Contingent Founders Shares.
(16)	Includes an unfunded commitment of $15,600 Canadian Dollars or $15,313 U.S Dollars as of December 31, 2011.
(17)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 6 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of December 31, 2011, all other investments were pledged as collateral for the Senior Secured Revolving Credit Facility and the Term Loan (see Note 6 to the consolidated financial statements).
(18)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. (See note 17 above for further explanation.) Par amounts held through Solar Capital Funding II LLC include: Asurion $14,224; Fulton Holding Corp. $18,000; Interactive Health Solutions, Inc. $10,236; Roundy’s Supermarkets Inc. $10,000; Transplace Texas, LP $18,800; ViaWest Inc. $15,239; Vision Holding Corp $13,883; Earthbound $23,500; Midcap Financial Intermediate Holdings, LLC $23,500; and Rug Doctor L.P. $9,515. Remaining par balances are held directly by Solar Capital Ltd.
(19)	Includes an unfunded commitment of $1,250.
(20)	Investment is on non-accrual status.
(21)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(22)	Includes PIK payable on $12,466 of par at 4.50% PIK, $14,405 of par at 5.25% PIK, $14,839 of par at 8.00% PIK, and $9,515 of par at 3.50% PIK.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2011

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2011
Beverage, Food & Tobacco	16%
Insurance	10%
Banking	10%
Personal, Food & Misc. Services	8%
Leisure, Amusement, Entertainment	7%
Healthcare, Education & Childcare	5%
Farming & Agriculture	5%
Grocery	5%
Retail Stores	4%
Diversified/Conglomerate Service	4%
Personal & Nondurable Consumer Products	4%
Aerospace & Defense	4%
Buildings & Real Estate	3%
Cargo Transport	2%
Hotels, Motels, Inns and Gaming	2%
Machinery	2%
Personal Transportation	2%
Mining, Steel, Iron & Nonprecious Metals	1%
Textiles & Leather	1%
Broadcasting & Entertainment	1%
Electronics	1%
Telecommunications	1%
Finance	1%
Home, Of 5/8fice Furnishing & Durable Consumer Prds	1%

100%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

Note 1. Organization

Solar Capital Ltd. (“Solar Capital” or the “Company”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). In February 2010, Solar Capital Ltd. completed its initial public offering.

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2012.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

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

U.S. Federal Income Taxes – The Company has elected to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2012, $985 was recorded for U.S. Federal excise tax. No Federal excise tax was recorded for the three months ended March 31, 2011.

Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service. The Company is also subject to taxes in Luxembourg, through Solar Capital Luxembourg I S.a.r.l., a wholly-owned subsidiary. Under the laws of Luxembourg, the Company pays a corporate income tax and a municipal business tax on its subsidiary’s taxable income.

The Company has formed and used certain taxable subsidiaries to be taxed as a corporation for federal income tax purposes. These taxable subsidiaries allow the Company to hold portfolio companies organized as pass-through entities and still satisfy certain RIC income requirements. The Company does not consolidate the taxable subsidiaries for income tax purposes but recognizes the results of these subsidiaries for financial reporting purposes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did it have any unrecognized tax benefits as of the periods presented herein.

Capital Accounts – Certain capital accounts including under (over) distributed net investment income, accumulated net realized gain or loss, net unrealized depreciation, and paid-in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

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

March 31, 2012

(in thousands, except shares)

(unaudited)

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

Derivative Instruments and Hedging Activity – The Company recognizes derivatives as either assets or liabilities at fair value on its Consolidated Statements of Assets and Liabilities with valuation changes recorded as realized or unrealized gains and losses. The Company currently does not have any formally documented hedges that qualify for hedge accounting treatment.

The Company uses foreign exchange forward contracts and/or borrowings on its multicurrency revolving credit facility to economically hedge its foreign currency risks. Changes in the values of the Company’s foreign denominated assets are recorded in current earnings as realized and unrealized gains and losses (see above); likewise, realized and unrealized gains and losses from derivatives and foreign denominated debt are also recorded in current earnings. The fair value of foreign exchange forward contracts is determined by recognizing the difference between the contract exchange rate and the current market exchange rate. Fluctuations in market values of assets and liabilities denominated in the same foreign currency offset in earnings, providing a “natural” foreign currency hedge.

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

Deferred Offering Costs – Offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in connection with offerings of the Company’s common stock or debt.

Receivable for Investments Sold – Receivable for investments sold represents a receivable for investments that have been sold but the proceeds have not been received.

Payable for Investments Purchased – Payable for investments purchased represents a liability for investments that have been purchased but the proceeds have not been paid and any unfunded loan commitments.

Deferred Credit Facility Costs – Deferred credit facility costs are amortized over the life of the related credit facility.

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

Subsequent to March 31, 2012, DSW Group Inc. (“DSW”), the Company’s largest investment, completed its recapitalization. In April 2012, Solar Capital and other Holdco note holders exchanged their PIK notes for preferred and common equity of DSW. The preferred equity has a dividend rate and liquidation preference consistent with the notes. In addition, Holdco note holders received a majority of DSW’s common equity, control of the board, and will have control over significant corporate actions including refinancing and exit alternatives. The Company does not believe that the valuation of the new assets would have differed materially from the valuation of the asset held at March 31, 2012, had this event occurred prior to the end of the quarter.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

Note 3. Investments

Investments consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$418,536	$407,922	$426,201	$412,396
Subordinated Debt/Corporate Notes	572,388	528,341	604,157	546,859
Preferred Equity	15,433	15,133	15,107	14,664
Common Equity/Partnership Interests/Warrants	90,854	57,119	107,108	71,124

Total	$1,097,211	$1,008,515	$1,152,573	$1,045,043

As of March 31, 2012 and December 31, 2011, the Company had one non-accrual asset with a total market value of $4,375 and $5,875, respectively.

Note 4. Agreements

Solar Capital has an Investment Advisory and Management Agreement with Solar Capital Partners, LLC (the “Investment Adviser”), under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to, Solar Capital. For providing these services, the Investment Adviser receives a fee from Solar Capital, consisting of two components—a base management fee and an incentive fee. The base management fee is determined by taking the average value of Solar Capital’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Solar Capital’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Solar Capital’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Solar Capital’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Solar Capital pays the Investment Adviser an incentive fee with respect to Solar Capital’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Solar Capital’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Solar Capital’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Solar Capital’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), commencing on February 12, 2007, and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized and unrealized capital appreciation. No accrual was required for the three months ended March 31, 2012 or for the year ended December 31, 2011.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

Note 5. Derivatives

The Company is exposed to interest rate risk both as a lender and a borrower. The Company’s borrowing facilities and term loan bear interest at a floating rate, which means that rising interest rates would increase our cost of borrowing. To partially mitigate this risk, in 2011, the Company purchased two interest rate cap contracts, which effectively limit the interest rate payable on $150 million of LIBOR based borrowings. The following table highlights the outstanding interest rate caps:

					March 31, 2012		December 31, 2011
Index Rate	Cap Rate	Notional Amount	Expiration	Cost	Fair Value	Unrealized Depreciation	Fair Value	Unrealized Depreciation	Counterparty
3 Month Libor	1.0%	$100,000	1/13/2014	$1,950	$117	$(1,833)	$279	$(1,671)	Wells Fargo

3 Month Libor	1.0%	50,000	5/4/2014	988	95	(893)	190	(798)	Wells Fargo

		$150,000		$2,938	$212	$(2,726)	$469	$(2,469)

The Company is also exposed to foreign exchange risk through its investments denominated in foreign currencies. The Company mitigates this risk through the use of foreign currency forward contracts. As an investment company, all changes in the fair value of assets, including changes caused by foreign currency fluctuation, flow through current earnings. The forward contracts serve as an economic hedge with their realized and unrealized gains and losses also recorded in current earnings. During the quarter ended March 31, 2012, we entered into 28 foreign currency forward contracts with durations of 1 month with average U.S. dollar notional amounts of $15,774. During the year ended December 31, 2011, we entered into 80 foreign currency forward contracts with durations of 1 month with average U.S. dollar notional amounts of $30,697.

As of March 31, 2012, there were three open forward foreign currency contracts denominated in Euro, British Pounds and Canadian Dollar, all of which terminated on April 11, 2012. As of December 31, 2011, there were two open forward foreign currency contracts denominated in Euro and British Pounds, both of which terminated on January 10, 2012. At March 31, 2012 and December 31, 2011, there was no fixed collateral held by counterparties for the open contracts and no credit-related contingent features associated with any of the open forward contracts. The contract details are as follows:

	March 31, 2012				December 31, 2011
SOLD	Foreign Currency	USD Value	Unrealized appreciation (depreciation)	Counterparty	Foreign Currency	USD Value	Unrealized appreciation (depreciation)	Counterparty
EUR	16,893	$22,531	$(455)	Wells Fargo	966	$1,295	$44	SunTrust Bank

GBP	20,837	33,329	(625)	SunTrust Bank	12,989	20,307	136	SunTrust Bank

CAD	18,826	18,874	82	SunTrust Bank	—	—	—	—

Total Sold		$74,734	$(998)			$21,602	$180

The Company had no derivatives designated as hedging instruments at March 31, 2012 or December 31, 2011.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

The following tables show the fair value and effect of the derivative instruments on the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Operations:

Fair Value of Derivative Instruments

	Derivative Assets
	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments (a)
Foreign exchange contracts	Derivative assets	$82	Derivative assets	$180
Interest rate caps	Derivative assets	212	Derivative assets	469

Total derivatives not designated as hedging instruments (a)		$294		$649

Total derivative assets		$294		$649

	Derivative Liabilities
	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments (a)
Foreign exchange contracts	Derivative liabilities	$1,080	Derivative liabilities	$—

Total derivatives not designated as hedging instruments (a)		$1,080		$—

Total derivative liabilities		$1,080		$—

(a)	See Note 2 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.

Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives not designated as hedging instruments(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended March 31, 2012 (unaudited)	Three months ended March 31, 2011 (unaudited)
Foreign exchange contracts	Realized gain (loss):
	Derivatives	$(944)	$(4,363)
Foreign exchange contracts	Unrealized gain (loss):
	Derivatives	(1,178)	(289)
Interest rate caps	Unrealized gain (loss):
	Derivatives	(257)	30

Total		$(2,379)	$(4,622)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

On February 12, 2010, Solar Capital Ltd. amended and restated the $405 Million Facility, extending the maturity to February 2013 and increasing the total commitments under the facility to $270 million. Per the amended agreement, borrowings bear interest at a rate per annum equal to the base rate plus 3.25% or the alternate base rate plus 2.25%. The commitment fee on unused balances is 0.375%. Total commitments under the $405 Million Facility have been increased to $405 million as a result of the addition of three new lenders on May 12, 2010, June 23, 2010 and December 19, 2011. The $405 Million Facility may be increased up to $600 million with additional new lenders or the increase in commitments of current lenders. The $405 Million Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change of control. In addition, the $405 Million Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio.

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

Senior Secured Loan Facility—On December 17, 2010, Solar Capital Ltd. entered into a $100 million senior secured credit facility (the “$100 Million Facility”) with Wells Fargo Securities LLC, as administrative agent. Solar Capital entered into (i) a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with SC Funding, pursuant to which Solar Capital will sell to SC Funding certain loans that it has originated or acquired, or will originate or acquire (the “Loans”) from time to time; (ii) a Loan and Servicing Agreement (the “Loan and Servicing Agreement” and, together with the Purchase and Sale Agreement, the “Agreements”) with SC Funding as borrower; and (iii) various supporting documentation. The $100 Million Facility is secured by all of the assets held by SC Funding. The $100 Million Facility, among other things, matures on December 17, 2015 and bears interest based on LIBOR plus 2.75%. Under the Agreements, Solar Capital and SC Funding, as applicable, are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Purchase and Sale Agreement includes usual and customary events of default for credit facilities of this nature.

The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2012 and 2011 was 3.85% and 3.58%, respectively. These costs are exclusive of commitment fees and for other prepaid expenses related to establishing the $405 million Credit Facility, the $100 million Credit Facility and the Term Loan (collectively the “Credit Facilities.”) This weighted average annualized interest cost reflects the average interest cost for all outstanding borrowings. For the three months ended March 31, 2012 and 2011, average debt outstanding was $183,958 and $126,318, respectively. The maximum amounts borrowed on the Credit Facilities during the three months ended March 31, 2012 and 2011 was $236,879 and $435,000, respectively. There was $163,643 drawn on the Credit Facilities as of March 31, 2012 and $236,355 as of December 31, 2011. At March 31, 2012 and December 31, 2011, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

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

March 31, 2012

(in thousands, except shares)

(unaudited)

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2012 and December 31, 2011:

Fair Value Measurements

As of March 31, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	—	47,810	360,112	407,922
Subordinated Debt / Corporate Notes	—	27,731	500,610	528,341
Preferred Equity	—	—	15,133	15,133
Common Equity / Partnership Interests / Warrants	10,120	—	46,999	57,119
Derivative assets - interest rate cap	—	212	—	212
Derivative assets - forward contracts	—	82	—	82

Liabilities:
Derivative liabilities - forward contracts	—	1,080	—	1,080

Fair Value Measurements

As of December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$46,377	$366,019	$412,396
Subordinated Debt / Corporate Notes	—	10,508	536,351	546,859
Preferred Equity	—	—	14,664	14,664
Common Equity / Partnership Interests / Warrants	11,460	—	59,664	71,124
Derivative assets - interest rate cap	—	469	—	469
Derivative assets - forward contracts	—	180	—	180

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2012 and the year ended December 31, 2011, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2012 and December 31, 2011:

Fair Value Measurements Using Level 3 Inputs

As of March 31, 2012

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants
Fair value, January 1, 2012	$366,019	$536,351	$14,664	$59,664

Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—	10,277
Net change in unrealized gain (loss)	1,773	8,062	148	(5,544)

Purchase of investment securities	43,618	18,052	321	2,879
Proceeds from dispositions of investment securities	(51,298)	(61,855)	—	(20,277)

Transfers in/out of Level 3	—	—	—	—

Fair value, March 31, 2012	$360,112	$500,610	$15,133	$46,999

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:

Net change in unrealized gain (loss):	$2,517	$8,170	$148	$(5,544)

The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the period. During the three months ended March 31, 2012, there were no transfers in and out of Levels 1 and 2.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

The significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 investments include current market yields as indicated by comparable publicly traded investments and loan indices and EBITDA multiples as indicated by current, comparable market transactions (see table below). However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral, and not presented in the table below.

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2012 were as follows:

EBITDA Multiples (Enterprise Value)	3.6x to 12.0x
Market Yields	10.2% to 20.5%

Significant increases or decreases in any of the above inputs in isolation would result in a significantly lower or higher fair value measurement.

Note 9. Stockholders’ Equity

The table below illustrates the effect of certain transactions on our capital accounts for the year ended December 31, 2011 and the three months ended March 31, 2012:

	Common Stock		Paid in Capital in Excess of Par	Under (Over) Distributed Net Investment Income	Accumulated Net Realized Gain/(Loss)	Net Unrealized Depreciation	Total Stockholders Equity
	Shares	Par Amount
Balance at December 31, 2010	36,383,158	$364	$926,991	$(1,545)	$(10,541)	$(88,275)	$826,994
Reinvestment of dividends	224,880	2	5,162	—	—	—	5,164
Net increase in stockholders’ equity resulting from operations	—	—	—	81,904	(2,393)	(18,196)	61,315
Dividends declared ($2.40 per share)	—	—	—	(73,532)	(14,000)	—	(87,532)
Permanent tax differences	—	—	(3,973)	(4,582)	8,555	—	—

Balance at December 31, 2011	36,608,038	$366	$928,180	$2,245	$(18,379)	$(106,471)	$805,941
Net increase in stockholders’ equity resulting from operations	—	—	—	21,099	9,166	15,893	46,158
Dividends declared ($0.60 per share)	—	—	—	(21,965)	—	—	(21,965)

Balance at March 31, 2012	36,608,038	$366	$928,180	$1,379	$(9,213)	$(90,578)	$830,134

Note 10. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in shareholders’ equity per share resulting from operations for the three months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012	Three months ended March 31, 2011
	(unaudited)	(unaudited)
Numerator for basic and diluted earnings per share:	$46,158	$49,018

Denominator for basic and diluted weighted average share:	36,608,038	36,383,158
Basic and diluted net increase in shareholders’ equity resulting from operations per share:	$1.26	$1.35

Note 11. Taxation

We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

There were no deferred tax assets or liabilities as of March 31, 2012 or December 31, 2011.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Per Share Data: (a)
Net asset value, beginning of year	$22.02	$22.73
Net investment income	0.58	0.53
Net realized and unrealized gain	0.68	0.82

Net increase in net assets resulting from operations	1.26	1.35
Dividends to shareholders declared	(0.60)	(0.60)

Net asset value, end of period	$22.68	$23.48

Total return (b)	2.63%	(1.21)%
Net assets, end of period	$830,134	$854,182
Per share market value at end of period	$22.07	$23.88
Shares outstanding end of period	36,608,038	36,383,158

Ratio to average net assets:
Expenses without incentive fees (c)	4.75%	4.03%
Incentive fees	0.64%	0.57%

Total expenses	5.39%	4.60%

Net investment income (c)	10.35%	9.24%
Portfolio turnover ratio	7.38%	9.36%

(a)	Calculated using the average shares outstanding method
(b)	Total return is based on the change in market price per share during the period and takes into account dividends reinvested with the dividend reinvestment plan. Not annualized for periods less than one year.
(c)	Annualized.

Note 13. New Accounting Pronouncements and Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 was issued concurrently with International Financial Reporting Standards No. 13 (“IFRS 13”), Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements as is currently required under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments. For Level 3 fair value measurements, the ASU requires that our disclosure include quantitative information about significant unobservable inputs, a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs, and a description of our valuation process. Public companies are required to apply ASU 2011-04 prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on the Company’s financial statements or its disclosures.

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(unaudited)

(in thousands, except shares)

Schedule 12-14

			Three months ended March 31, 2012
Portfolio Company	Investment	As of March 31, 2012 Number of Shares/Principal Amount	Amount of dividends and interest included in income	Amount of equity in net profit and loss	As of March 31, 2012 Fair Value

Investments Owned Greater than 25%
AviatorCap SII, LLC I	Senior Debt	3,571	$117	$—	$3,569
AviatorCap SII, LLC II	Senior Debt	5,394	160	—	5,394
AviatorCap SII, LLC III	Senior Debt	7,601	294	—	7,601
USAW 767	Senior Debt	4,381	189	—	4,381
SODO Corp.	Preferred Equity/Common	2,052	42	—	2,011
SOCAY Corp.	Preferred Equity/Common	13,342	280	—	13,075

Total Investments Owned Greater than 25%			$1,082	$—	$36,031

Investments Owned Greater than 5% and Less than 25%
Ark Real Estate Partners LP	Equity	44,697,684	—	—	36,540

Total Investments Owned Greater than 5% and Less than 25%			$—	$—	$36,540

The table below represents the balance at the beginning of the year, December 31, 2011 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of March 31, 2012.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2011	Gross additions	Gross reductions	Change in Unrealized Gain (Loss)	Fair Value as of March 31, 2012
AviatorCap SII, LLC I	$3,671	$8	$157	$47	$3,569
AviatorCap SII, LLC II	5,611	8	302	77	5,394
AviatorCap SII, LLC III	8,724	25	1,256	108	7,601
USAW 767	4,831	20	523	53	4,381
SODO Corp.	1,949	42	—	20	2,011
SOCAY Corp.	12,668	280	—	127	13,075
Ark Real Estate Partners LP	35,820	2,879	—	(2,159)	36,540

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(unaudited)

(in thousands, except shares)

Schedule 12-14

			Year ended December 31, 2011
Portfolio Company	Investment	As of December 31, 2011 Number of Shares/Principal Amount	Amount of dividends and interest included in income	Amount of equity in net profit and loss	As of December 31, 2011 Fair Value

Investments Owned Greater than 25%
AviatorCap SII, LLC I	Senior Debt	3,678	$288	$—	$3,671
AviatorCap SII, LLC II	Senior Debt	5,618	243	—	5,611
AviatorCap SII, LLC III	Senior Debt	8,696	628	—	8,724
USAW 767	Senior Debt	4,850	920	—	4,831
SODO Corp.	Preferred Equity/Common	2,009	96	—	1,949
SOCAY Corp.	Preferred Equity/Common	13,059	686	—	12,668
National Specialty Alloys, LLC	Equity	10,000	4,102	—	16,000

Total Investments Owned Greater than 25%			$6,963	$—	$53,454

Investments Owned Greater than 5% and Less than 25%
Ark Real Estate Partners LP	Equity	41,818,834	—	—	35,820

Total Investments Owned Greater than 5% and Less than 25%			$—	$—	$35,820

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

We invest primarily in U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle market companies in the form of senior secured loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $20 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We are managed by Solar Capital Partners, LLC. Solar Capital Management, LLC provides the administrative services necessary for us to operate.

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

As of March 31, 2012, our long term investments totaled $1.0 billion and our net asset value was $830.1 million. Our portfolio was comprised of debt and equity investments in 34 portfolio companies and our income producing assets, which represented 92.4% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 14.3%.

Recent Developments

Dividend

On May 1, 2012, our board of directors declared a quarterly dividend of $0.60 per share payable on July 3, 2012 to holders of record as of June 19, 2012. We expect the dividend to be paid from taxable earnings with specific tax characteristics reported to stockholders after the end of the calendar year.

Subsequent to March 31, 2012, DSW Group Inc. (“DSW”), our largest investment, completed its recapitalization. In April 2012, Solar and other Holdco note holders exchanged their PIK notes for preferred and common equity of DSW. The preferred equity has a dividend rate and liquidation preference consistent with the notes. In addition, Holdco note holders received a majority of the Dow’s common equity, control of the board, and will have control over significant corporate actions including refinancing and exit alternatives. We do not believe that the valuation of the new assets would have differed materially from the valuation of the asset held at March 31, 2012, had this event occurred prior to the end of the quarter.

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

Fair Value Measurements

As of March 31, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	—	47,810	360,112	407,922
Subordinated Debt / Corporate Notes	—	27,731	500,610	528,341
Preferred Equity	—	—	15,133	15,133
Common Equity / Partnership Interests / Warrants	10,120	—	46,999	57,119
Derivative assets - interest rate cap	—	212	—	212
Derivative assets - forward contracts	—	82	—	82
Liabilities:
Derivative liabilities - forward contracts	—	1,080	—	1,080

At March 31, 2012, the fair value of investments classified as Level 3 was approximately $922.9 million or 87.1% of total assets. There were no investments transferred into or out of Level 3 during the first quarter of 2012.

The significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 investments include current market yields as indicated by comparable publicly traded investments and loan indices and EBITDA multiples as indicated by current, comparable market transactions (see table below). However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral, and not presented in the table below.

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2012 were as follows:

EBITDA Multiples (Enterprise Value)	3.6x to 12.0x
Market Yields	10.2% to 20.5%

Significant increases or decreases in any of the above inputs in isolation would result in a significantly lower or higher fair value measurement.

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

New Accounting Pronouncements and Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 was issued concurrently with International Financial Reporting Standards No. 13 (“IFRS 13”), Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements as is currently required under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments. For Level 3 fair value measurements, the ASU requires that our disclosure include quantitative information about significant unobservable inputs, a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs, and a description of our valuation process. Public companies are required to apply ASU 2011-04 prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on the Company’s financial statements or its disclosures.

Portfolio Investments

The total value of our investments was approximately $1.01 billion and $1.05 billion at March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012, we invested approximately $61.9 million in five existing portfolio companies. During the year ended December 31, 2011, we originated approximately $318.8 million of new investments in 13 portfolio companies and approximately $76.8 million was invested in six existing portfolio companies.

In certain instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of certain debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. Our portfolio activity also reflects sales of securities. For the three months ended March 31, 2012, we had approximately $106.4 million in debt repayments and sales of securities of two portfolio companies for approximately $29.4 million. For the year ended December 31, 2011, we had approximately $308.7 million in debt repayments and sales of securities of four portfolio companies for approximately $29.4 million.

At March 31, 2012, we had investments in debt and preferred securities of 30 portfolio companies, totaling approximately $951.4 million, and equity investments in six portfolio companies, totaling approximately $57.1 million. At December 31, 2011, we had investments in debt and preferred securities of 34 portfolio companies, totaling approximately $973.9 million, and equity investments in seven portfolio companies, totaling approximately $71.1 million.

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$418,536	$407,922	$426,201	$412,396
Subordinated Debt/Corporate Notes	572,388	528,341	604,157	546,859
Preferred Equity	15,433	15,133	15,107	14,664
Common Equity/Partnership Interests/Warrants	90,854	57,119	107,108	71,124

Total	$1,097,211	$1,008,515	$1,152,573	$1,045,043

As of March 31, 2012 and December 31, 2011, the weighted average yield on income producing investments in our portfolio was approximately 14.3% and 14.2%, respectively. We had one non-accrual asset with a total market value of $4.4 million and $5.9 million as of March 31, 2012 and December 31, 2011, respectively.

Results of Operations for the Quarter Ended March 31, 2012 compared to the Quarter Ended March 31, 2011

Revenue

	For the Three Months Ended March 31,
	(unaudited)
	2012	2011	% Change
	(in thousands)
Investment income	$36,309	$32,294	12%

Investment income was higher during the first quarter of 2012 primarily due to higher interest income earned on a larger earning asset balance and higher prepayment premiums and accelerated amortization of upfront fees related to early repayment of assets compared to the same period in 2011.

Expenses

	For the Three Months Ended March 31,
	(unaudited)
	2012	2011	% Change
	(in thousands)
Investment advisory and management fees	$5,278	$4,987	6%
Performance-based incentive fee	5,275	4,788	10%
Interest and other credit facility expenses	2,695	2,037	32%
Administrative service fee	696	438	59%
Other general and administrative expenses	1,009	894	13%

Total operating expenses	$14,953	$13,144	14%

Both the performance-based incentive fee, which is calculated as a percentage of net investment income above certain hurdle rates, and investment advisory and management fees, which are calculated based on average gross assets, were higher during the first three months of 2012 due to higher investment income earned on larger average gross assets. Interest and other credit facility expenses for the three months ended March 31, 2012 were higher than during the comparable period in 2011 primarily due to higher average debt balances outstanding and higher LIBOR rates during 2012. Administrative service fees and other general and administrative expenses were higher for the first quarter of 2012 than for 2011 primarily due to increases in overhead expenses.

Net Realized and Unrealized Gains and Losses

	For the Three Months Ended March 31,
	(unaudited)
	2012	2011
	(in thousands)
Net realized gain on investments	$10,277	$2,802
Net realized loss on derivatives	(944)	(4,363)
Net realized gain (loss) on foreign currency exchange	618	(72)
Net unrealized gain on investments	18,834	32,232
Net unrealized loss on derivatives	(1,435)	(259)
Net unrealized loss on foreign currency exchange	(1,506)	(472)

Total net realized and unrealized gain	$25,844	$29,868

Total realized and unrealized gain was approximately $25.8 million for the first quarter of 2012 compared to approximately $29.9 million for the same period in 2011. The combined net gain during the first quarter of 2012 was primarily due to an increase in the fair value of our portfolio during the period due to improved market trends and realizations above prior period marks. The net gain during the first quarter of 2011 was primarily due to continued credit improvement in the portfolio. We analyze this section on a combined basis because offsets may exist in the individual line items due to foreign exchange fluctuations and movements from unrealized to realized, which may have impacted income in prior periods.

Our investments denominated in Euro, British Pounds and Australian dollars are converted into U.S. dollars at the balance sheet date, and as such, we are exposed to movements in exchange rates. To limit our exposure to movements in foreign currency exchange rates we enter into foreign exchange forward contracts or borrow in foreign currencies under our multi-currency revolving credit facility. For the three months ended March 31, 2012, the total net change in realized and unrealized gain on forward contracts was a loss of approximately $2.1 million compared to a loss of $4.6 million in 2011.

To partially mitigate this risk of rising interest rates on our floating rate debt exposure, we purchased two interest rate derivative contracts during 2011, which effectively cap the London Interbank Borrowing Rate (LIBOR) at 1.00% on $100 million of notional amount through January 2014 and $50 million of notional amount through May 2014. The interest rate caps were purchased for $2.9 million and were valued at $0.2 million on March 31, 2012. One interest rate cap was purchased for $2.0 million and was valued at $2.0 million on March 31, 2011.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through its $405 million multi-currency credit facility maturing in February 2013 (the “$405 Million Facility”), $100 million credit facility maturing in December 2015 (the “$100 Million Facility” and together with the $405 Million Facility, “Credit Facilities”), $35 million Term Loan maturing in September 2013, from cash flows from operations, investment sales, repayments of senior and subordinated loans, income earned on investments and cash equivalents, and we expected periodic follow-on equity and/or debt offerings. We may from time to time issue such securities in either public or private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

At March 31, 2012 and 2011, we had cash and cash equivalents of approximately $10.4 million and $339.2 million, respectively. Cash provided by operating activities for the three months ended March 31, 2012 and 2011 was approximately $70.7 million and $50.4 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

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

On December 17, 2010, we established the $100 Million Facility with Wells Fargo Securities, LLC acting as administrative agent. In connection with the $100 Million Facility, our wholly-owned financing subsidiary, Solar Capital Funding II, LLC (“SC Funding”), as borrower, entered into a Loan and Servicing Agreement whereby we transferred certain loans we have originated or acquired or will originate or acquire from time to time to SC Funding via a Purchase and Sale Agreement. The $100 Million Facility, as amended, among other things, matures on December 17, 2015 and generally bears interest based on LIBOR plus 2.75%. The $100 Million Facility is secured by all of the assets held by SC Funding. Under the $100 Million Facility, Solar and SC Funding, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The $100 Million Facility includes usual and customary events of default for credit facilities of this nature.

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

Contractual Obligations.

A summary of our significant contractual payment obligations is as follows as of March 31, 2012:

	Payments Due by Period
	(unaudited)
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Senior secured revolving credit facilities(1)	$128.6	$—	$49.3	$79.3	$—
Term loan	$35.0	$—	$35.0	$—	$—

(1)	As of March 31, 2012, we had approximately $376.4 million of unused borrowing capacity under our credit facilities.

We have certain commitments pursuant to our Investment Advisory and Management Agreement entered into with Solar Capital Partners, LLC. We have agreed to pay a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. Payments under the Investment Advisory and Management Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. We have also entered into a contract with Solar Capital Management, LLC to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Solar Capital Management, LLC’s overhead in performing its obligation under the agreement, including rent, fees, and other expenses inclusive of our allocable portion of the compensation of our chief financial officer and any administrative staff.

Off-Balance Sheet Arrangements

In the normal course of its business, we trade various financial instruments and may enter into various investment activities with off-balance sheet risk, which include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statement of Assets and Liabilities.

Borrowings

We had borrowings of approximately $128.6 million and $201.4 million outstanding as of March 31, 2012 and 2011, respectively, under the $405 Million Facility and the $100 Million Facility. See “Credit Facilities” for a description of the $405 Million Facility and the $100 Million Facility. We also had $35 million outstanding on the Term Loan as of March 31, 2012 and 2011.

Distributions and Dividends

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2012
May 1, 2012	June 19, 2012	July 3, 2012	$0.60
February 22, 2012	March 20, 2012	April 3, 2012	0.60

Total 2012			$1.20

Fiscal 2011
November 1, 2011	December 15, 2011	December 29, 2011	$0.60
August 2, 2011	September 20, 2011	October 4, 2011	0.60
May 2, 2011	June 17, 2011	July 5, 2011	0.60
March 1, 2011	March 17, 2011	April 4, 2011	0.60

Total 2011			$2.40

Fiscal 2010
November 2, 2010	December 17, 2010	December 30, 2010	$0.60
August 3, 2010	September 17, 2010	October 4, 2010	0.60
May 4, 2010	June 17, 2010	July 2, 2010	0.60
January 26, 2010	March 18, 2010	April 1, 2010	0.34	*

Total 2010			$2.14

*	Partial period dividend of $0.60 per share prorated for the number of days that remained in the quarter after our initial public offering.

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into an Investment Advisory and Management Agreement with Solar Capital Partners, LLC. Mr. Gross, our chairman and chief executive officer, is the managing member and a senior investment professional of, and has financial and controlling interests in, Solar Capital Partners, LLC. In addition, Mr. Spohler, our chief operating officer is a partner and a senior investment professional of, and has financial interests in, Solar Capital Partners, LLC.

•

Solar Capital Management, LLC provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement. We reimburse Solar Capital Management, LLC for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief compliance officer, our chief financial officer and any administrative support staff. Solar Capital Partners, LLC, our investment adviser, is the sole member of and controls Solar Capital Management, LLC.

•

We have entered into a license agreement with Solar Capital Partners, LLC, pursuant to which Solar Capital Partners, LLC has granted us a non-exclusive, royalty-free license to use the name “Solar Capital.”

Solar Capital Partners, LLC and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, Solar Capital Partners, LLC presently serves as investment adviser to Solar Senior Capital Ltd., a publicly traded BDC, which to focuses on investing primarily in senior secured loans, including first lien, unitranche and second lien debt instruments. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Nicholas Radesca, our chief financial officer, serve in similar capacities for Solar Senior Capital Ltd.

Solar Capital Partners, LLC and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners, LLC or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners, LLC’s allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2012, certain of the loans in our portfolio had floating interest rates and our senior secured revolving credit facilities and Term Loan also bear floating rate interest. Interest rates on these loans are typically based on floating LIBOR and reset to current market rates every one to six months. A moderate change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps, caps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During 2011, we purchased two 1.00% LIBOR caps on a total of $150 million of notional for 3 years. If during the three year contract period LIBOR exceeds 1.00%, we will receive payments from the counterparty equal to the difference between LIBOR and 1.00% on $150 million. The cost of the caps was approximately $2.9 million.

The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at March 31, 2012. Interest expense is calculated separately for each of our borrowings. For our floating rate $35 million Term Loan we use the balance and interest rate as of March 31, 2012 and adjust the interest rate based on the hypothetical changes below. For our floating rate credit facility we use the average balance for the three months ended March 31, 2012 as it fluctuates with our periodic cash requirements and we calculate interest expense using the interest rate as of March 31, 2012 adjusted for the hypothetical changes in rates below. The base interest rate case assumes the rates on our portfolio investments remain as they were on March 31, 2012. All of the hypothetical calculations are based on a model of our portfolio for the twelve months subsequent to March 31, 2012 and assume no change to any input other than the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (Unaudited)
-25 Basis Points	0.21%
Base Interest Rate	0.00%
+100 Basis Points	(0.33%)
+200 Basis Points	(0.09%)

We have exposure to foreign currencies (Euro, British Pound, Australian Dollar and Canadian Dollar) through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in exchange rates. To limit our exposure to fluctuations in exchange rates, we enter into foreign exchange forward contracts or borrow in those currencies under our multi-currency revolving credit facility. Our foreign currency exchange contracts are short term contracts that are continuously rolled forward to hedge the longer term portfolio investments. The table below presents our exchange rate sensitive assets and liabilities as of March 31, 2012:

	Euro	British Pound	Australian Dollar	Canadian Dollar
Portfolio Investments (Long)
Par Amount, Fair Value for Equity (in Currency)	€16.6	£32.8	$1.7	$30.5
Par Amount, Fair Value for Equity ($ in millions)	$22.1	$52.5	$1.8	$30.6
Fair Value ($ in millions)	$15.5	$43.4	$1.8	$29.1

Forward Contracts (Short)
Notional Amount (in Currency)	€16.9	£20.8	$—	$18.8
Weighted Average Exchange Rate	1.311	1.572	—	0.998
Contract Amount ($ in millions)	$22.5	$33.3	$—	$18.9
Fair Value ($ in millions)	$(0.5)	$(0.6)	$—	$0.1

Credit Facilities (Short)
Par Amount (in Currency)	€—	£13.0	$—	$—
Par Amount ($ in millions)	$—	$20.8	$—	$—

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission (“SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended March 31, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement**

3.2	Amended and Restated Bylaws**

4.1	Form of Common Stock Certificate****

10.1	Dividend Reinvestment Plan**

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent****

10.3	Form of Senior Secured Term Loan Agreement by and between the Registrant and ING Capital LLC, as lender and administrative agent, dated as of September 2, 2010*****

10.4	Form of Loan and Servicing Agreement by and among the Registrant, Solar Capital Funding II LLC, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Delaware Trust Company, as collateral agent and Wells Fargo Bank, N.A., as account bank and collateral custodian*******

10.5	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC*

10.6	Form of Custodian Agreement****

10.7	Administration Agreement by and between Registrant and Solar Capital Management, LLC*

10.8	Form of Indemnification Agreement by and between Registrant and each of its directors**

10.9	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement*

10.10	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement**

10.11	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited*

10.12	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC**

10.13	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC****

10.14	Form of Agreement and Plan of Merger by and between Registrant and Solar Capital LLC****

10.15	Form of Registration Rights Agreement******

10.16	Form of Subscription Agreement******

10.17	Form of Purchase and Sale Agreement by and between the Registrant and Solar Capital Funding II LLC*******

10.18	Amendment No. 2 to the Loan and Servicing Agreement by and among Registrant, Solar Capital Funding II LLC, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Delaware Trust Company, as collateral agent, and Wells Fargo Bank, N.A., as account bank and collateral custodian********

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.
**	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
***	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 8 (File No. 333-148734) filed on January 27, 2010.
****	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on February 9, 2010.
*****	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on September 7, 2010.
******	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
*******	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on December 22, 2010.
********	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on February 8, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2012.

SOLAR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ NICHOLAS RADESCA
Nicholas Radesca
Chief Financial Officer
(Principal Financial and Accounting Officer)