Form 10-Q
period 2012-06-30
Solar Capital Ltd.
filed 2012-07-31
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2012

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of July 30, 2012 was 36,640,094.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except shares)

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Investments at value:
Companies less than 5% owned (cost: $983,442 and $1,062,844 respectively)	$920,580	$955,769
Companies 5% to 25% owned (cost: $220,411 and $41,819, respectively)	212,384	35,820
Companies more than 25% owned (cost: $59,158 and $47,910, respectively)	60,638	53,454

Total investments (cost: $1,263,011 and $1,152,573, respectively)	1,193,602	1,045,043

Cash and cash equivalents	12,019	11,787
Interest and dividends receivable	11,417	9,763
Deferred credit facility costs	1,172	3,635
Deferred offering costs	659	469
Receivable for investments sold	630	3,225
Fee revenue receivable	—	4,379
Unrealized appreciation on interest rate caps and foreign exchange contracts	94	649
Prepaid expenses and other receivables	290	481

Total Assets	1,219,883	1,079,431

Liabilities
Payable for investments purchased	124,653	22,443
Revolving credit facilities	119,860	201,355
Senior secured notes	75,000	—
Term loan	35,000	35,000
Dividend payable	21,984	—
Investment advisory and management fee payable	5,673	5,277
Performance-based incentive fee payable	3,591	5,203
Interest payable	1,323	1,063
Income taxes payable	1,035	720
Administrative services fee payable	1,022	1,069
Unrealized depreciation on foreign exchange contracts	721	—
Deferred fee revenue	—	318
Other accrued expenses and payables	5,098	1,042

Total Liabilities	394,960	273,490

Net Assets
Common stock, par value $0.01 per share 36,640,094 and 36,608,038 shares issued and outstanding, 200,000,000 authorized	366	366
Paid-in capital in excess of par	928,891	928,180
Undistributed net investment income	—	2,245
Distributions in excess of net investment income	(6,236)	—
Accumulated net realized losses	(28,368)	(18,379)
Net unrealized depreciation	(69,730)	(106,471)

Total Net Assets	$824,923	$805,941

Number of shares outstanding	36,640,094	36,608,038

Net Asset Value Per Share	$22.51	$22.02

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except shares)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
INVESTMENT INCOME:
Interest and dividends:
Other interest and dividend income	$27,819	$34,530	$63,046	$66,129
Companies 5% to 25% owned	5,652	—	5,652	—
Companies more than 25% owned	1,362	753	2,444	1,448

Total investment income	34,833	35,283	71,142	67,577

EXPENSES:
Interest and other credit facility expenses	9,051	1,895	11,746	3,932
Investment advisory and management fees	5,673	5,096	10,951	10,083
Performance-based incentive fees	3,591	5,269	8,866	10,057
Other general and administrative expenses	995	1,376	2,004	2,270
Administrative services fees	1,128	279	1,824	717

Total operating expenses	20,438	13,915	35,391	27,059

Net investment income before income tax expense	14,395	21,368	35,751	40,518
Income tax expense	26	—	283	—

Net investment income	14,369	21,368	35,468	40,518

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, DERIVATIVES AND FOREIGN CURRENCIES:
Net realized loss:
Investments:
Companies more than 25% owned	(687)	—	10,315	—
Companies less than 5% owned	(19,635)	2,304	(20,360)	5,106

Net realized gain (loss) on investments	(20,322)	2,304	(10,045)	5,106
Derivatives	1,730	(4,872)	786	(9,235)
Foreign currencies	(563)	(242)	55	(314)

Net realized loss before income taxes	(19,155)	(2,810)	(9,204)	(4,443)
Income tax expense	—	—	785	—

Net realized loss	(19,155)	(2,810)	(9,989)	(4,443)

Net change in unrealized gain (loss):
Investments:
Companies less than 5% owned	17,646	(8,478)	44,210	22,389
Companies more than 25% owned	1,508	1,478	(4,063)	3,103
Companies 5% to 25% owned	132	(430)	(2,027)	(690)

Net change in unrealized gain (loss) on investments	19,286	(7,430)	38,120	24,802
Derivatives	159	473	(1,276)	214
Foreign currencies	1,403	783	(103)	311

Net change in unrealized gain (loss) on investments	20,848	(6,174)	36,741	25,327

Net realized and unrealized gain (loss) on investments, derivatives and foreign currencies	1,693	(8,984)	26,752	20,884

Net Increase in Net Assets Resulting From Operations	$16,062	$12,384	$62,220	$61,402

Earnings per share	$0.44	$0.34	$1.70	$1.69

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Six months ended June 30, 2012 (unaudited)	Year ended December 31, 2011
Increase in net assets resulting from operations:
Net investment income	$35,468	$81,904
Net realized loss	(9,989)	(2,393)
Net change in unrealized gain (loss)	36,741	(18,196)

Net increase in net assets resulting from operations	62,220	61,315

Dividends and distributions to shareholders:	(43,949)	(87,532)

Capital share transactions:
Reinvestment of dividends	711	5,164

Net increase (decrease) in net assets	18,982	(21,053)

Net assets at beginning of period	805,941	826,994

Net assets at end of period	$824,923	$805,941

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands except shares)

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash Flows from Operating Activities:
Net increase in net assets from operations	$62,220	$61,402

Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Net realized (gain) loss from investments	10,045	(5,106)
Net realized (gain) loss from foreign currency exchange	(55)	314
Net change in unrealized (gain) on investments	(38,120)	(24,802)
Net change in (gain) loss on derivatives	1,276	(214)

(Increase) decrease in operating assets:
Purchase of investment securities	(362,575)	(221,329)
Proceeds from disposition of investment securities	251,877	232,757
Capitalization of payment-in-kind interest	(16,776)	(13,710)
Collections of payment-in-kind interest	7,141	3,602
Interest and dividends receivable	(1,654)	(1,474)
Purchase of interest rate cap	—	(2,938)
Fee revenue receivable	4,379	(126)
Receivable for investments sold	2,595	8,119
Prepaid expenses and other receivables	191	(94)

Increase (decrease) in operating liabilities:
Payable for investments purchased	102,210	68,005
Investment advisory and management fee payable	396	204
Performance-based incentive fee payable	(1,612)	922
Interest payable	260	421
Administrative services fees	(47)	(323)
Income taxes payable	315	142
Deferred fee revenue	(318)	(504)
Other accrued expenses and payables	4,057	(407)

Net Cash Provided by Operating Activities	25,805	104,861

Cash Flows from Financing Activities:
Cash dividends paid	(21,965)	(20,268)
Deferred offering costs	(190)	(367)
Deferred credit facility costs	2,463	1,136
Proceeds from borrowings on senior secured notes	75,000	—
Proceeds from borrowings on revolving/term credit facilities	292,590	767,611
Repayments of borrowings on revolving/term credit facilities	(373,471)	(767,255)

Net Cash Used in Financing Activities	(25,573)	(19,143)

NET INCREASE IN CASH AND CASH EQUIVALENTS	232	85,718
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,787	288,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,019	$374,450

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,150	$1,681

Cash paid for income taxes	$727	$312

Non-cash financing activity:
Dividends reinvestment	$711	$1,562

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2012

(in thousands, except shares)

Description(1)	Industry	Interest(2)		Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans-62.0%

Asurion Corporation	Insurance	9.00%		5/24/2019	$40,000	$39,821	$40,900
Airvana Network Solutions Inc.	Telecommunications	10.00%		3/25/2015	4,071	4,033	3,990
AREP Fifty-Seventh LLC(10)(26)	Buildings & Real Estate	14.00%		8/1/2013	19,768	19,373	19,373
ARK Real Estate Partners II LP(10)(26)	Buildings & Real Estate	14.00%		8/1/2013	8,027	7,866	7,866
AviatorCap SII, LLC I(9)	Aerospace & Defense	12.00%		12/31/2014	3,402	3,365	3,400
AviatorCap SII, LLC II(9)	Aerospace & Defense	11.00%		12/31/2014	5,070	5,008	5,070
AviatorCap SII, LLC III(9)	Aerospace & Defense	13.00%		12/31/2014	6,320	6,214	6,320
Direct Buy Inc.(18)	Home, Office Furnishing & Durable Consumer Prds	12.00%		2/1/2017	25,000	24,332	5,875
DS Waters of America, Inc.(10)(22)	Beverage, Food & Tobacco	15% (11% Cash & 4% PIK)	(7)	2/28/2018	30,292	29,278	30,292
Fulton Holding Corp(17)	Retail Stores	13.37%		5/28/2016	35,000	34,251	35,000
Grakon, LLC(11)	Machinery	12.00%		12/31/2015	9,524	7,616	9,429
Good Sam Enterprise, LLC	Insurance	11.50%		12/1/2016	7,000	6,570	7,289
Grocery Outlet Inc.(16)	Grocery	10.50%		12/15/2017	33,264	32,329	33,264
Isotoner Corporation	Personal & Nondurable Consumer Products	10.75%		1/8/2018	39,000	37,963	38,610
Interactive Health Solutions, Inc.(16)(17)	Healthcare, Education & Childcare	11.50%		10/4/2016	19,894	19,488	20,013
MYI Acquiror Corporation(4)(8)(19)	Insurance	13% (12% Cash & 1% PIK)	(7)	3/13/2017	31,643	31,073	31,801
SMG	Personal, Food & Misc. Services	10.75%		12/7/2018	25,000	24,503	24,875
Southern Auto Finance Company(19)	Banking	13.50%		10/19/2017	25,000	24,485	24,750
SOINT, LLC(9)(23)	Aerospace & Defense	15.00%		6/30/2016	16,667	16,333	16,333
Spencer Spirit Holdings, Inc.	Retail Stores	11.00%		5/1/2017	10,000	10,000	10,300
Transplace Texas, LP(16)	Cargo Transport	11.00%		4/12/2017	20,000	19,576	19,700
Trident USA Health Services, LLC	Healthcare, Education & Childcare	11.75%		10/30/2017	38,000	37,253	37,240
USAW 767(9)	Aerospace & Defense	14.50%		6/30/2014	3,986	3,961	3,986
ViaWest Inc(16)	Personal, Food & Misc. Services	13.5% (12% Cash & 1.5% PIK)	(7)	5/20/2018	40,538	39,492	40,132
Vision Holding Corp.(16)	Healthcare, Education & Childcare	12.00%		11/23/2016	35,300	34,822	35,300

Total Bank Debt/Senior Secured Loans					$531,766	$519,005	$511,107

Subordinated Debt/Corporate Notes – 59.0%
Adams Outdoor Advertising	Diversified/Conglomerate Service	18.00%		12/8/2015	$42,500	$41,827	$42,500
Asurion Holdco(21)	Insurance	11.00	%(7)	3/2/2019	12,000	11,652	12,480
CIBT Solutions	Leisure, Amusement, Entertainment	13.50%		6/15/2018	36,200	35,429	36,200
Crosman Corporation	Leisure, Amusement, Entertainment	13% (11% Cash & 2% PIK)	(7)	10/15/2016	15,219	14,837	14,914
Earthbound Farm(16)	Farming & Agriculture	14.25%		6/21/2017	58,947	57,874	57,474
Grakon Holdings LLC Sr(11)	Machinery	14% PIK	(7)	12/31/2015	1,701	1,701	1,684
Grakon Holdings LLC Jr(11)	Machinery	12% PIK	(7)	12/31/2015	16,039	13,273	11,227
Granite Global Solutions Corp.(3)(18)(19)	Insurance	13.50%		5/31/2016	17,859	18,493	15,180
Midcap Financial Intermediate Holdings, LLC(16)(19)	Banking	13.00%		7/9/2015	85,000	83,676	85,000
ProSieben Sat.1 Media AG(3)(6)(19)	Broadcasting & Entertainment	8.43% (4.93% Cash & 3.5% PIK)	(7)	3/6/2017	21,029	20,657	13,368
Richelieu Foods, Inc.(15)	Beverage, Food & Tobacco	14.25% (12% Cash & 2.25% PIK)	(7)	5/18/2016	22,831	22,346	21,918
Rug Doctor L.P.(20)	Personal, Food & Misc. Services	15.50% to 20.00% (wtd. avg. 17.54%)	(7)	10/31/2014	52,570	49,875	47,313
Weetabix Group(3)(5)(19)	Beverage, Food & Tobacco	9.13% PIK	(7)	9/14/2016	16,862	19,353	16,525
Weetabix Group(3)(5)(19)	Beverage, Food & Tobacco	10.29% PIK	(7)	5/3/2017	36,359	43,561	35,632
WireCo. Worldgroup Inc.(24)	Building Products	11.75%		5/15/207	48,000	47,520	47,520
FIS Healthcare Holdings, LLC(25)	Healthcare Technology	12.00%		2/28/2019	28,200	27,566	27,566

Total Subordinated Debt/Corporate Notes					$511,316	$509,640	$486,501

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2012

(in thousands, except shares)

Description(1)	Industry	Interest(2)		Maturity	Par Amount/ Shares	Cost	Fair Value
Preferred Equity – 17.6%
Senior Preferred 15% Units of DSW Group Holdings LLC(10)	Beverage, Food & Tobacco	15% PIK	(7)	—	1,395,230	$119,196	$119,990
SODO Corp.(9)(12)	Aerospace & Defense	8.43% PIK	(7)	6/30/2018	2,084	2,084	2,251
SOCAY Limited(9)(12)(19)	Aerospace & Defense	8.59% PIK	(7)	6/30/2018	13,526	13,526	14,611
SOINT, LLC(9)(1)(19)(23)	Aerospace & Defense	15.00	%(7)	6/30/2018	86,667	8,667	8,667
Wyle Laboratories	Aerospace & Defense	8.00%		7/17/2015	387	39	49

Total Preferred Equity						$143,512	$145,568

Common Equity / Partnership Interests / Warrants – 6.1%
Ark Real Estate Partners LP(10)(11)	Buildings & Real Estate				44,697,684	$44,698	$34,864
Participating Preferred Units of DSW Group Holdings LLC(10)	Beverage, Food & Tobacco				1,296,078	—	—
Grakon, LLC(11)	Machinery				1,714,286	1,714	—
Grakon, LLC Warrants(11)	Machinery				3,518,001	—	—
Great American Group Inc.(13)(19)	Personal, Food & Misc. Services				572,800	2,681	189
Great American Group Inc.(14)(19)	Personal, Food & Misc. Services				187,500	3	62
Nuveen Investments, Inc.	Finance				3,486,444	30,876	7,322
NXP Semiconductors Netherlands B.V.(3)(19)	Electronics				310,271	8,458	7,208
Seven West Media Limited(3)(19)	Broadcasting & Entertainment				437,687	2,424	781

Total Common Equity/Partnerships Interests / Warrants						$90,854	$50,426

Total Investments – (144.7%)						$1,263,011	$1,193,602

Liabilities in Excess of Other Assets – (44.7%)							(368,679)

Net Assets – 100.0%							$824,923

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2012.
(3)	The following entities are domiciled outside the United States and the investments are denominated in either Euro, British Pounds, Canadian Dollars or Australian Dollars: Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; Granite Global Solutions Corp. in Canada; and Seven Media Group Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s foreign domiciled portion of MYI Aquiror Corporation is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.ar.l.
(5)	Solar Capital Ltd.’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital Ltd.’s investment in ProSieben Sat. 1 Media AG is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Coupon is payable in cash and/or in kind (PIK).
(8)	Includes an unfunded commitment of $6,000.
(9)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(10)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(11)	Investments are held in taxable subsidiaries through Solar Capital Ltd. Investment in Ark Real Estate Partners LP is held through SLRC ADI Corp and equity investment in Grakon LLC are held through Grakon TL Holding, Inc.
(12)	Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.
(13)	Founders Shares.
(14)	Contingent Founders Shares.
(15)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC (“SC Funding”). Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 6 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of June 30, 2012, all other investments were pledged as collateral for the Senior Secured Credit Facility, Term Loan and Senior Secured Notes (see Note 6 to the consolidated financial statements).
(16)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned subsidiary SC Funding. (See note 15 above for further explanation.) Par amounts held through SC Funding include: Asurion Corp $20,224; Earthbound Farm $23,500; Fulton Holding Corp. $19,800; Grocery Outlet Inc. $19,900; Interactive Health Solutions, Inc. $14,569; Midcap Financial Intermediate Holdings, LLC $23,500; Rug Doctor L.P. $9,669; Transplace Texas, LP $18,800; ViaWest Inc. $15,354; and Vision Holding Corp $20,569. Remaining par balances are held directly by Solar Capital Ltd.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2012

(in thousands, except shares)

(17)	Includes an unfunded commitment of $1,250.
(18)	Investments on non-accrual status.
(19)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(20)	Includes PIK payable on $12,732 of par at 4.50% PIK, $14,769 of par at 5.25% PIK, $15,400 of par at 8.00% PIK, and $9,669 of par at 3.50% PIK.
(21)	Asurion Holdco has the option to pay interest in kind at L+10.25% if certain specified conditions are met.
(22)	In March 2012, Solar Capital Ltd. purchased $36,991 and participated $7,000 to a third party with no recourse to the Company.
(23)	Includes an unfunded commitment of secured debt $14,979 and equity $7,789.
(24)	Includes an unfunded commitment of $48,000
(25)	Includes an unfunded commitment of $28,200
(26)	Includes an unfunded commitment of $20,177

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2012

Industry Classification	Pecentage of Total Investments (at fair value) as of June 30, 2012
Beverage, Food & Tobacco	19%
Insurance	9%
Banking	9%
Personal, Food & Misc. Services	9%
Healthcare, Education & Childcare	8%
Buildings & Real Estate	5%
Farming & Agriculture	5%
Aerospace & Defense	5%
Building Products	4%
Leisure, Amusement, Entertainment	4%
Retail Stores	4%
Diversified/Conglomerate Service	4%
Personal & Nondurable Consumer Products	3%
Grocery	3%
Healthcare Technology	2%
Machinery	2%
Cargo Transport	2%
Broadcasting & Entertainment	1%
Finance	1%
Electronics	1%
Telecommunications	> 1%
Home, Office Furnishing & Durable Consumer Prds	> 1%

100%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousands, except shares)

Description(1)	Industry	Interest(2)		Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans – 39.46%
Asurion Corporation(18)	Insurance	9.00%		5/24/2019	$40,000	$39,811	$39,517
Airvana Network Solutions Inc.	Telecommunications	10.00%		3/25/2015	8,324	8,186	8,324
AviatorCap SII, LLC I(10)	Aerospace & Defense	12.00%		12/31/2014	3,728	3,678	3,671
AviatorCap SII, LLC II(10)	Aerospace & Defense	11.00%		12/31/2014	5,697	5,618	5,611
AviatorCap SII, LLC III(10)	Aerospace & Defense	13.00%		12/31/2014	8,856	8,696	8,724
Direct Buy Inc.(20)	Home, Office Furnishing & Durable Consumer Prds	12.00%		2/1/2017	25,000	24,332	5,875
Fulton Holding Corp(18)	Retail Stores	13.74%		5/28/2016	35,000	34,155	35,000
Grakon, LLC	Machinery	12.00%		12/31/2015	9,524	7,610	9,286
Good Sam Enterprise, LLC	Insurance	11.50%		12/1/2016	7,000	6,523	6,860
Grocery Outlet Inc.	Grocery	10.50%		12/15/2017	33,600	32,599	32,592
Isotoner Corporation	Personal & Nondurable Consumer Products	10.75%		1/8/2018	39,000	37,895	37,830
Interactive Health Solutions, Inc.(18)(19)	Healthcare, Education & Childcare	11.50%		10/4/2016	20,131	19,691	19,930
MYI Acquiror Corporation(3)(4)(8)(21)	Insurance	13% (12% Cash & 1% PIK)	(7)	3/13/2017	31,500	30,899	31,500
Roundy’s Supermarkets, Inc. – 2nd Lien(18)	Grocery	10.00%		4/16/2016	22,000	21,685	22,069
Southern Auto Finance Company(21)	Banking	13.50%		10/19/2017	25,000	24,453	24,437
Spencer Spirit Holdings, Inc.	Retail Stores	11.00%		5/1/2017	10,000	10,000	10,000
Transplace Texas, LP(18)	Cargo Transport	11.00%		4/12/2017	20,000	19,533	19,500
USAW 767(10)	Aerospace & Defense	14.50%		12/31/2012	4,904	4,850	4,831
ViaWest Inc(18)	Personal, Food & Misc. Services	13.5% (12% Cash & 1.5% PIK)	(7)	5/20/2016	33,255	32,520	32,756
Vision Holding Corp.(18)	Healthcare, Education & Childcare	12.00%		11/23/2016	37,500	36,869	37,125
VPSI, Inc.(17)	Personal Transportation	12.00%		12/23/2015	16,958	16,598	16,958

Total Bank Debt/Senior Secured Loans					$436,977	$426,201	$412,396

Subordinated Debt/Corporate Notes – 52.33%
Adams Outdoor Advertising	Diversified/Conglomerate Service	18.00%		12/8/2015	$42,500	$41,878	$42,075
AMC Entertainment Holdings, Inc.	Leisure, Amusement, Entertainment	5.55%PIK		6/13/2012	27,141	27,086	26,462
CIBT Solutions	Leisure, Amusement, Entertainment	13.50%		6/15/2018	36,200	35,389	35,386
Crosman Corporation	Leisure, Amusement, Entertainment	13% (11% Cash & 2% PIK)	(7)	10/15/2016	15,219	14,808	14,762
DSW Group, Inc.	Beverage, Food & Tobacco	15% PIK		4/24/2012	125,106	124,972	106,340
Earthbound Farm(18)	Farming & Agriculture	14.25%		6/21/2017	58,947	57,739	56,590
Grakon Holdings LLC Sr	Machinery	14% PIK		12/31/2015	1,588	1,588	1,469
Grakon Holdings LLC Jr	Machinery	12% PIK		12/31/2015	15,118	12,344	7,710
Granite Global Solutions Corp.(3)(16)(21)	Insurance	13.50%		5/31/2016	29,983	30,234	29,121
Magnolia River, LLC	Hotels, Motels, Inns and Gaming	14.00%		4/28/2014	19,064	18,664	19,064
Midcap Financial Intermediate Holdings, LLC(18)	Banking	14.25%		7/9/2015	75,000	73,542	75,000
ProSieben Sat.1 Media AG(3)(6)(21)	Broadcasting & Entertainment	8.83%(5.3% Cash & 3.5% PIK)	(7)	3/6/2017	21,125	20,261	10,508
Richelieu Foods, Inc.(17)	Beverage, Food & Tobacco	13.75%		5/18/2016	22,500	21,972	21,150
		15.50% to 20.00%	(7)
Rug Doctor L.P.(18)(22)	Personal, Food & Misc. Services	(wtd. avg. 17.54%)		10/31/2014	51,225	48,034	47,383
Shoes For Crews, LLC (17)	Textiles & Leather	13.75%	(7)	7/23/2016	15,650	15,318	15,650
Weetabix Group(3)(5)(21)	Beverage, Food & Tobacco	9.22% PIK		9/14/2016	15,986	18,589	12,469
Weetabix Group(3)(5)(21)	Beverage, Food & Tobacco	10.03%PIK		5/3/2017	34,294	41,739	25,720

Total Subordinated Debt/Corporate Notes					$606,646	$604,157	$546,859

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2011

(in thousands, except shares)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Preferred Equity – 1.40%
SODO Corp.(10)(13)	Aerospace & Defense	8.43% PIK	—	1,912	$2,009	$1,949
SOCAY Limited(10)(13)	Aerospace & Defense	8.59% PIK	—	12,357	13,059	12,668
Wyle Laboratories	Aerospace & Defense	8.00%	7/17/2015	387	39	47

Total Preferred Equity					$15,107	$14,664

Common Equity / Partnership Interests / Warrants – 6.81%
Ark Real Estate Partners LP(9)(11)(12)	Buildings & Real Estate			41,818,834	$41,819	$35,820
Grakon, LLC	Machinery			1,714,286	1,714	—
Grakon, LLC Warrants	Machinery			3,518,001	—	—
Great American Group Inc.(14)	Personal, Food & Misc. Services			572,800	2,681	69
Great American Group Inc.(15)	Personal, Food & Misc. Services			187,500	3	23
National Specialty Alloys, LLC(10)	Mining, Steel, Iron & Nonprecious Metals			1,000,000	10,000	16,000
Nuveen Investments, Inc.	Finance			3,486,444	30,875	7,844
NXP Semiconductors Netherlands B.V.(3)	Electronics			645,292	17,592	9,918
Seven West Media Limited	Broadcasting & Entertainment			437,687	2,424	1,450
Total Common Equity/Partnerships Interests / Warrants					$107,108	$71,124

Total Investments					$1,152,573	$1,045,043

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	For each debt investment we have provided the current interest rate in effect as of December 31, 2011. Variable rate debt investments generally bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which may reset daily, quarterly or semi-annually.
(3)	The following entities are domiciled outside the United States and the investments are denominated in British Pounds, Euro, Canadian Dollars or Australian Dollars: Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; Granite Global Solutions Corp. in Canada; and Seven West Media Group Pty Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and $14,750 of MYI Aquiror Corporation is domiciled in the United Kingdom, but these assets are denominated in US Dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s foreign domiciled portion of MYI Aquiror Corporation is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital Ltd.’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital Ltd.’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Coupon is payable in cash and/or in kind (PIK).
(8)	Includes an unfunded commitment of $6,000.
(9)	Solar Capital Ltd. has an unfunded commitment of $2,879.
(10)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	Solar Capital Ltd.’s investment in Ark Real Estate Partners LP is held through its taxable subsidiary SLRC ADI Corp.
(13)	SODO Corp. and SOCAY Corp. own equity interests that represent a majority of the equity ownership in Aviator Cap SII, LLC and USAW 767. Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.
(14)	Founders Shares.
(15)	Contingent Founders Shares.
(16)	Includes an unfunded commitment of $15,600 Canadian Dollars or $15,313 U.S Dollars as of December 31, 2011.
(17)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 6 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of December 31, 2011, all other investments were pledged as collateral for the Senior Secured Revolving Credit Facility and the Term Loan (see Note 6 to the consolidated financial statements).
(18)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. (See note 17 above for further explanation.) Par amounts held through Solar Capital Funding II LLC include: Asurion $14,224; Fulton Holding Corp. $18,000; Interactive Health Solutions, Inc. $10,236; Roundy’s Supermarkets Inc. $10,000; Transplace Texas, LP $18,800; ViaWest Inc. $15,239; Vision Holding Corp $13,883; Earthbound $23,500; Midcap Financial Intermediate Holdings, LLC $23,500; and Rug Doctor L.P. $9,515. Remaining par balances are held directly by Solar Capital Ltd.
(19)	Includes an unfunded commitment of $1,250.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2012

(in thousands, except shares)

Note 1. Organization

Solar Capital Ltd. (“Solar Capital”, “we”, or the “Company”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). In February 2010, Solar Capital Ltd. completed its initial public offering.

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies. Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $20 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2012

(in thousands, except shares)

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

Valuation methods, among other measures and as applicable, may include comparisons of financial ratios of the portfolio companies that issued such securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will consider the pricing indicated by the external event to corroborate the valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

Credit Facilities – The Company has made an irrevocable election to apply the fair value option of accounting to the certain credit facilities and senior secured notes (see Note 6), in accordance with Accounting Standards Codification (“ASC”) 825-10. The Company uses an independent third-party valuation firm to measure their fair values.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2012

(in thousands, except shares)

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

U.S. Federal Income Taxes – The Company has elected to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the six months ended June 30, 2012, $985 was recorded for U.S. Federal excise tax. No Federal excise tax was recorded for the three months ended June 30, 2011.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2012

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

Dividends – Dividends and distributions to common stockholders are recorded on the ex-dividend date. Quarterly dividend payments are determined by the Board and are generally based upon taxable earnings estimated by management. Net realized capital gains, if any, are typically distributed at least annually, although we may decide to retain such capital gains for investment. We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend. While we generally use newly issued shares to implement the plan (especially if our shares are trading at a premium to net asset value), we may purchase shares in the open market in connection with our obligations under the plan. In particular, if our shares are trading at a significant enough discount to net asset value and we are otherwise permitted under applicable law to purchase such shares, we intend to purchase shares in the open market in connection with our obligations under our dividend reinvestment plan.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2012

(in thousands, except shares)

Derivative Instruments and Hedging Activity – The Company recognizes derivatives as either assets or liabilities at fair value on its Consolidated Statements of Assets and Liabilities with valuation changes recorded as realized or unrealized gains and losses. The Company currently does not have any formally documented hedges that qualify for hedge accounting treatment.

The Company generally uses foreign exchange forward contracts and/or borrowings on its multicurrency revolving credit facility to minimize foreign currency exchange risks. Changes in the values of the Company’s foreign denominated assets are recorded in current earnings as realized and unrealized gains and losses (see above); likewise, realized and unrealized gains and losses from derivatives and foreign denominated debt are also recorded in current earnings. The fair value of foreign exchange forward contracts is determined by recognizing the difference between the contract exchange rate and the current market exchange rate. Fluctuations in market values of assets and liabilities denominated in the same foreign currency offset in earnings, providing a “natural” foreign currency hedge.

The Company generally uses interest rate caps to create a synthetic “ceiling” on its borrowing rates. An interest rate cap is a derivative in which the buyer receives payments at the end of each period in which the interest rate exceeds an agreed cap rate. Interest payments on the Company’s credit facilities are primarily LIBOR based. By purchasing caps on LIBOR, if LIBOR exceeds the cap rate, the Company will pay a higher interest rate on its credit facilities but receive an offsetting payment from the cap counterparty on the notional amount above the cap rate. Caps have an initial cost. The fair value of interest rate caps is determined using option pricing models that use readily available market inputs.

Deferred Offering Costs – The Company records expenses related to shelf registration statement filings and other applicable offering costs as prepaid assets. These expenses are charged to capital upon utilization, in accordance with the ASC 946-20-25.

Receivable for Investments Sold – Receivable for investments sold represents a receivable for investments that have been sold but the proceeds have not been received.

Payable for Investments Purchased – Payable for investments purchased represents a liability for investments that have been purchased but the proceeds have not been paid and any unfunded loan commitments.

Deferred Credit Facility Costs – Deferred credit facility costs are amortized over the life of the related credit facility unless the fair value option was elected in accordance with ASC 825-10.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2012

(in thousands, except shares)

Note 3. Investments

Investments consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$519,005	$511,107	$426,201	$412,396
Subordinated Debt/Corporate Notes	509,640	486,501	604,157	546,859
Preferred Equity	143,512	145,568	15,107	14,664
Common Equity/Partnership Interests/Warrants	90,854	50,426	107,108	71,124

Total	$1,263,011	$1,193,602	$1,152,573	$1,045,043

As of June 30, 2012, the Company had two non-accrual assets with a total market value of $21,055. As of December 31, 2011, there was one non-accrual asset with a market value of $5,875.

Note 4. Agreements

Solar Capital has an Investment Advisory and Management Agreement with Solar Capital Partners, LLC (the “Investment Adviser”), under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to, Solar Capital. For providing these services, the Investment Adviser receives a fee from Solar Capital, consisting of two components – a base management fee and an incentive fee. The base management fee is determined by taking the average value of Solar Capital’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Solar Capital’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Solar Capital’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Solar Capital’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Solar Capital pays the Investment Adviser an incentive fee with respect to Solar Capital’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Solar Capital’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Solar Capital’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Solar Capital’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), commencing on February 12, 2007, and will equal 20% of

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2012

(in thousands, except shares)

Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the adviser. For financial statement presentation purposes, a fee is accrued to include unrealized capital appreciation. No accrual was required for the capital gains based incentive fee for the six months ended June 30, 2012 or for the year ended December 31, 2011.

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

Index Rate	Cap Rate	Notional Amount	Expiration	Cost	June 30, 2012		December 31, 2011		Counterparty
					Fair Value	Unrealized Depreciation	Fair Value	Unrealized Depreciation
3 Month Libor	1.0%	$100,000	1/13/2014	$1,950	$52	$(1,898)	$279	$(1,671)	Wells Fargo
3 Month Libor	1.0%	50,000	5/4/2014	988	42	(946)	190	(798)	Wells Fargo

		$150,000		$2,938	$94	$(2,844)	$469	$(2,469)

The Company is also exposed to foreign exchange risk through its investments denominated in foreign currencies. The Company attempts to mitigates this risk through the use of foreign currency forward contracts. As an investment company, all changes in the fair value of assets, including changes caused by foreign currency fluctuation, flow through current earnings. The forward contracts may serve as an economic hedge with their realized and unrealized gains and losses also recorded in current earnings. During the quarter ended June 30, 2012, we entered into foreign currency forward contracts with durations of 1 month with average U.S. dollar notional amounts of $19,305. During the year ended December 31, 2011, we entered into foreign currency forward contracts with durations of 1 month with average U.S. dollar notional amounts of $30,697.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2012

(in thousands, except shares)

As of June 30, 2012, there were three open forward foreign currency contracts denominated in Euro, British Pounds and Canadian Dollar, all of which terminated on July 13, 2012. As of December 31, 2011, there were two open forward foreign currency contracts denominated in Euro and British Pounds, both of which terminated on January 10, 2012. At June 30, 2012 and December 31, 2011, there was no fixed collateral held by counterparties for the open contracts and no credit-related contingent features associated with any of the open forward contracts. The contract details are as follows:

	June 30, 2012				December 31, 2011
SOLD	Foreign Currency	USD Value	Unrealized appreciation (depreciation)	Counterparty	Foreign Currency	USD Value	Unrealized appreciation (depreciation)	Counterparty
EUR	17,250	$21,830	$(191)	SunTrust Bank	966	$1,295	$44	SunTrust Bank
GBP	21,700	33,985	(347)	SunTrust Bank	12,989	20,308	136	SunTrust Bank
CAD	18,900	18,564	(183)	SunTrust Bank	—	—	—	—

Total Sold		$74,379	$(721)			$21,602	$180

The Company had no derivatives designated as hedging instruments at June 30, 2012 and December 31, 2011.

The following tables show the fair value and effect of the derivative instruments on the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Operations:

Fair Value of Derivative Instruments

	Derivative Assets
	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments(a)
Foreign exchange contracts	Derivative assets	$—	Derivative assets	$180
Interest rate caps	Derivative assets	94	Derivative assets	469

Total derivatives not designated as hedging instruments(a)		$94		$649

Total derivative assets		$94		$649

	Derivative Liabilities
	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments(a)
Foreign exchange contracts	Derivative liabilities	$721	Derivative liabilities	$—

Total derivatives not designated as hedging instruments(a)		$721		$—

Total derivative liabilities		$721		$—

(a)	See Note 2 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2012

(in thousands, except shares)

Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives not designated as hedging instruments(a)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Foreign exchange contracts	Realized gain (loss): Derivatives	$1,730	$(4,872)	$786	$(9,235)
Foreign exchange contracts	Unrealized gain (loss): Derivatives	(277)	1,876	(901)	1,587
Interest rate caps	Unrealized gain (loss): Derivatives	118	(1,403)	(375)	(1,373)

Total		$1,571	$(4,399)	$(490)	$(9,021)

Note 6. Borrowing Facilities and Senior Secured Notes

Senior Secured Credit Facility – On June 29, 2012, Solar Capital Ltd. entered into a $485 million Senior Secured Revolving Credit Facility (the “$485 Million Facility”) comprised of $450 million of revolving credit and a $35 million term loan. Borrowings bear interest at a rate per annum equal to the base rate plus 2.50% or the alternate base rate plus 1.50% and has no LIBOR floor requirement. For the $485 Million Facility, Citibank N.A. acted as Administrative Agent, JPMorgan Chase Bank, N.A. acted as Syndication Agent, and SunTrust Bank acted as Documentation Agent. The $485 Million Facility matures in July 2016 and includes a ratable amortization in the fourth year.

The $485 Million Facility may be increased up to $800 million with additional new lenders or the increase in commitments of current lenders. The $485 Million Facility contains certain customary affirmative and negative covenants and events of default. In addition, the $485 Million Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio.

In conjunction with the establishment of the $485 Million Facility, the predecessor facility and term loan was retired, resulting in $2,295 of non-recurring charges to expense unamortized costs. The Company will also pay the issuer of the term loan quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance.

Senior Secured Notes – On May 10, 2012, the Company closed a private offering of $75,000 of Senior Secured Notes (“Private Notes”) with a fixed interest rate of 5.875% and a maturity date of May 10, 2017. Interest on the Private Notes is due semi-annually on May 10th and November 10th. The Private Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

Senior Secured Loan Facility – On December 17, 2010, Solar Capital Ltd. entered into a $100 million senior secured credit facility (the “$100 Million Facility”) with Wells Fargo Securities LLC, as administrative agent. Solar Capital entered into (i) a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with SC Funding, pursuant to which Solar Capital will sell to SC Funding certain loans that it has originated or acquired, or will originate or acquire (the “Loans”) from time to time; (ii) a Loan and Servicing Agreement (the “Loan and

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2012

(in thousands, except shares)

Servicing Agreement” and, together with the Purchase and Sale Agreement, the “Agreements”) with SC Funding as borrower; and (iii) various supporting documentation. The $100 Million Facility is secured by all of the assets held by SC Funding. The $100 Million Facility, among other things, matures on December 17, 2015 and bears interest based on LIBOR plus 2.75%. Under the Agreements, Solar Capital and SC Funding, as applicable, are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Purchase and Sale Agreement includes usual and customary events of default for credit facilities of this nature.

The Company has made an irrevocable election to apply the fair value option of accounting to the $485 Million Facility and the Private Notes in accordance with ASC 825-10. Accounting for the $485 Million Facility and the Private Notes at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election, $3,681 and $1,128 of costs related to the establishment of the $485 Million Credit Facility and the Private Notes, respectively, were expensed during the three months ended June 30, 2012, rather than being deferred and amortized over the life of the obligation. ASC 825-10 requires entities to record the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the $485 Million Facility and the Private Notes are reported in the Consolidated Statements of Operations. For the three months ended June 30, 2012, the $485 Million Facility and the Private Notes had no net change in unrealized (appreciation) depreciation.

The weighted average annualized interest cost for all borrowings for the six months ended June 30, 2012 and 2011 was 4.40% and 3.53%, respectively. These costs are exclusive of commitment fees and for other prepaid expenses, if any, related to establishing the $485 Million Facility, the Private Notes, and the $100 Million Credit Facility (collectively the “Credit Facilities.”) This weighted average annualized interest cost reflects the average interest cost for all outstanding borrowings. For the six months ended June 30, 2012 and 2011, average debt outstanding was $170,251 and $117,092, respectively. The maximum amounts borrowed on the Credit Facilities during the six months ended June 30, 2012 and 2011 was $236,879 and $435,356, respectively. There was $229,860 drawn on the Credit Facilities as of June 30, 2012 and $236,355 as of December 31, 2011. At June 30, 2012 and December 31, 2011, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2012

(in thousands, except shares)

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2012 and December 31, 2011:

Fair Value Measurements

As of June 30, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	—	48,189	462,919	511,107
Subordinated Debt / Corporate Notes	—	25,848	460,652	486,501
Preferred Equity	—	—	145,568	145,568
Common Equity / Partnership Interests / Warrants	8,240	—	42,186	50,426
Derivative assets – interest rate caps and foreign exchange contracts	—	94	—	94
Liabilities:
Derivative liabilities	—	721	—	721
Credit Facilities	—	—	131,860	131,860

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2012

(in thousands, except shares)

Fair Value Measurements

As of December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$46,377	$366,019	$412,396
Subordinated Debt / Corporate Notes	—	10,508	536,351	546,859
Preferred Equity	—	—	14,664	14,664
Common Equity / Partnership Interests / Warrants	11,460	—	59,664	71,124
Derivative assets – interest rate cap	—	469	—	469
Derivative assets – forward contracts	—	180	—	180

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the six months ended June 30, 2012 and the year ended December 31, 2011, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2012 and December 31, 2011:

Fair Value Measurements Using Level 3 Inputs

As of June 30, 2012

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants
Fair value, December 31, 2011	$366,019	$536,351	$14,664	$59,664
Total gains or losses included in earnings:
Net realized gain (loss)	—	(21,047)	—	11,002
Net change in unrealized gain (loss)	4,151	30,867	2,498	(10,358)

Purchase of investment securities	149,897	86,216	128,406	2,880
Proceeds from dispositions of investment securities	(57,148)	(171,735)	—	(21,002)

Transfers in/out of Level 3	—	—	—	—

Fair value, June 30, 2012	$462,919	$460,652	$145,568	$42,186

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:

Net change in unrealized gain (loss):	$4,895	$30,975	$2,498	$(10,358)

During the six months ended June 30, 2012, there were no transfers in and out of Levels 1 and 2.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2012

(in thousands, except shares)

Fair Value Measurements Using Level 3 Inputs

As of December 31, 2011

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants
Fair value, December 31, 2010	$200,532	$566,308	$3,934	$53,092
Total gains or losses included in earnings:
Net realized gain (loss)	(87)	6,218	—	(4,500)
Net change in unrealized gain (loss)	(13,392)	(6,991)	(448)	6,931
Purchase of investment securities	247,421	115,852	11,178	7,942
Proceeds from dispositions of investment securities	(68,455)	(103,971)	—	(3,801)
Transfers in/out of Level 3	—	(41,065)	—	—

Fair value, December 31, 2011	$366,019	$536,351	$14,664	$59,664

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(15,535)	$(17,844)	$(448)	$4,988

During 2011, one investment with a fair value of $41,065 was transferred from Level 3 to Level 2 as a result of an increase in the availability and reliability of third party market quotes for this investment. During 2011, one asset with a fair value of $9,900 was transferred from Level 2 to Level 1 when trading restrictions expired on a publicly traded equity investment.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2012:

For the six months ended June 30, 2012
$485 Million Facility and Private Notes
Beginning fair value	$—
Total unrealized appreciation	—
Borrowings	131,860
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$131,860

The Company has made an irrevocable election to apply the fair value option of accounting to the $485 Million Facility and the Private Notes, in accordance with ASC 825-10. On June 30, 2012, there were borrowings of $56,860 and $75,000, respectively, on the $485 Million Facility and the Private Notes. For the six months ended June 30, 2012, the $485 Million Facility and the Private Notes had no net change in unrealized (appreciation) depreciation. The Company used an independent third-party valuation firm to measure the fair value of the Private Notes.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2012

(in thousands, except shares)

The Company typically determines the fair value of its performing debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to current contractual interest rates, relative maturities and other key terms and risks associated with an investment. Among other factors, a significant determinant of risk is the amount of leverage used by the portfolio company relative to the total enterprise value of the company, and the rights and remedies of our investment within each portfolio company.

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 assets and liabilities primarily reflect current market yields, including indices, and readily available quotes from brokers, dealers, and pricing services as indicated by comparable assets and liabilities, as well as enterprise values and EBITDA multiples of similar companies, and comparable market transactions for equity securities. Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of June 30, 2012 is summarized in the table below:

Quantitative Information about Level 3 Fair Value Measurements

	Asset or Liability	Fair Value at June 30, 2012	Valuation Techniques/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured / Bank Debt	Asset	$462,919	Yield Analysis/Market Approach/Broker quoted	Market Yields / Bid-Ask Spreads	10.00% – 17.00% (12.9%)
Subordinated Debt / Corporate Note	Asset	$460,652	Yield Analysis/Market Approach/Broker quoted	Market Yields / Bid-Ask Spreads	12.00% – 20.33% (15.1%)
Preferred Equity	Asset	$145,568	Yield Analysis	Market Yields	1.04% – 15.00% (13.4%)
Common Equity	Asset	$42,186	Market Approach	Enterprise Value	4.99x – 11.36x
$485 Million Facility	Liability	$56,860	Yield Analysis/Market Approach	Market Yields	L+0.5% – L+5.5% (L+2.7%)
Private Notes	Liability	$75,000	Yield Analysis/Market Approach	Market Yields	4.47% – 7.32% (6.7%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

Note 10. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10, for the three and six months ended June 30, 2012 and 2011, respectively:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Numerator for basic and diluted increase in net assets per share:	$16,062	$12,384	$62,220	$61,402
Denominator for basic and diluted weighted average share:	36,639,037	36,444,775	36,623,538	36,414,137
Basic and diluted earnings per share:	$0.44	$0.34	$1.70	$1.69

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2012

(in thousands, except shares)

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

There were no deferred tax assets or liabilities as of June 30, 2012 or December 31, 2011.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2012 and for the year ended December 31, 2011:

	Six months ended June 30, 2012	Year ended December 31, 2011
Per Share Data:(a)
Net asset value, beginning of year	$22.02	$22.73
Net investment income	0.96	2.25
Net realized and unrealized gain (loss)	0.73	(0.57)

Net increase in net assets resulting from operations	1.69	1.68

Dividends to shareholders	(1.20)	(2.40)

Net asset value, end of period	$22.51	$22.02

Total return(b)	6.29%	(1.07)%

Net assets, end of period	$824,923	$805,941

Per share market value at end of period	$22.26	$22.09

Shares outstanding end of period	36,640,094	36,608,038

Ratio to average net assets:(c)
Expenses without incentive fees	3.23%	4.45%
Incentive fees	1.08%	2.49%

Total expenses	4.31%	6.94%

Net investment income	4.32%	9.97%

Portfolio turnover ratio	30.75%	34.54%

(a)	Calculated using the average shares outstanding method
(b)	Total return is based on the change in market price per share during the period and takes into account dividends reinvested with the dividend reinvestment plan. Not annualized for periods less than one year.
(c)	Not annualized for six months ended June 30, 2012

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES (unaudited)

(in thousands, except shares)

Schedule 12-14

			Six months ended June 30, 2012
Portfolio Company	Investment	As of June 30, 2012 Number of Shares/Principal Amount	Amount of dividends and interest included in income	Amount of equity in net profit and loss	As of June 30, 2012 Fair Value
Investments Owned Greater than 25%
AviatorCap SII, LLC I	Senior Secured Debt	3,400	$226	$—	$3,400
AviatorCap SII, LLC II	Senior Secured Debt	5,070	316	—	5,070
AviatorCap SII, LLC III	Senior Secured Debt	6,320	552	—	6,320
USAW 767	Senior Secured Debt	3,986	349	—	3,986
SODO Corp.	Preferred Equity/Common	2,084	85	—	2,251
SOCAY Corp.	Preferred Equity/Common	13,526	566	—	14,611
SOINT, LLC	Senior Secured Debt	16,667	—	—	16,333
SOINT, LLC	Preferred Equity/Common	87	—	—	8,667
National Specialty Alloys, LLC	Equity	—	350	—	—

Total Investments Owned Greater than 25%			$2,444	$—	$60,638

Investments Owned Greater than 5% and Less than 25%
Ark Real Estate Partners LP	Equity	44,697,684	$—	$—	$34,864
AREP Fifty-Seventh LLC	Senior Debt	19,768	128	—	19,373
ARK Real Estate Partners II LP	Senior Debt	8,027	—	—	7,866
DS Waters of America, Inc.	Senior Debt	30,292	1,515	—	30,292
Senior Preferred 15% Units of DSW Group Holdings LLC	Preferred Equity	13,952	4,009	—	119,990
Participating Preferred Units of DSW Group Holdings LLC	Common Equity	12,961	—	—	—

Total Investments Owned Greater than 5% and Less than 25%			$5,652	$—	$212,384

The table below represents the balance at the beginning of the year, December 31, 2011 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of June 30, 2012.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES (unaudited) (continued)

(in thousands, except shares)

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2011	Gross additions	Gross reductions	Change in Unrealized Gain (Loss)	Fair Value as of June 30, 2012
AviatorCap SII, LLC I	$3,671	$12	$326	$43	$3,400
AviatorCap SII, LLC II	5,611	19	628	68	5,070
AviatorCap SII, LLC III	8,724	54	2,536	78	6,320
USAW 767	4,831	30	918	43	3,986
SODO Corp.	1,949	75	—	227	2,251
SOCAY Corp.	12,668	465	—	1,478	14,611
SOINT, LLC	—	16,333	—	—	16,333
SOINT, LLC	—	8,667	—	—	8,667
Ark Real Estate Partners LP	35,820	2,879	—	(3,835)	34,864
AREP Fifty-Seventh LLC	—	19,373	—	—	19,373
ARK Real Estate Partners II LP	—	7,866	—	—	7,866
DS Waters of America, Inc.	—	36,033	6,755	1,014	30,292
Senior Preferred 15% Units of DSW Group Holdings LLC	—	119,196	—	794	119,990

Schedule 12-14

			Year ended December 31, 2011
Portfolio Company	Investment	As of December 31, 2011 Number of Shares/Principal Amount	Amount of dividends and interest included in income	Amount of equity in net profit and loss	As of December 31, 2011 Fair Value
Investments Owned Greater than 25%
AviatorCap SII, LLC I	Senior Debt	3,678	$288	$—	$3,671
AviatorCap SII, LLC II	Senior Debt	5,618	243	—	5,611
AviatorCap SII, LLC III	Senior Debt	8,696	628	—	8,724
USAW 767	Senior Debt	4,850	920	—	4,831
SODO Corp.	Preferred Equity/Common	2,009	96	—	1,949
SOCAY Corp.	Preferred Equity/Common	13,059	686	—	12,668
National Specialty Alloys, LLC	Equity	10,000	4,102	—	16,000

Total Investments Owned Greater than 25%			$6,963	$—	$53,454

Investments Owned Greater than 5% and Less than 25%
Ark Real Estate Partners LP	Equity	41,818,834	—	—	35,820

Total Investments Owned Greater than 5% and Less than 25%			$—	$—	$35,820

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES (unaudited) (continued)

(in thousands, except shares)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the Company) as of June 30, 2012, and the consolidated statements of operations for the three and six-month periods ended June 30, 2012 and 2011, the consolidated statement of changes in net assets for the six-month period ended June 30, 2012 and consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. as of December 31, 2011, and the related consolidated statement of changes in net assets for the year ended December 31, 2011 and we expressed an unqualified opinion on them in our report dated February 22, 2012.

/s/ KPMG LLP

New York, New York

July 31, 2012

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

As of June 30, 2012, our investments totaled $1.19 billion and our net asset value was $824.9 million. Our portfolio was comprised of debt and equity investments in 41 portfolio companies and our income producing assets, which represented 94.0% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 13.9%.

Recent Developments

Dividend

On July 31, 2012, our board of directors declared a quarterly dividend of $0.60 per share payable on October 2, 2012 to holders of record as of September 20, 2012. We expect the dividend to be paid from taxable earnings with specific tax characteristics reported to stockholders after the end of the calendar year.

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

Securities for which market quotations are readily available on an exchange are valued at the closing price on the day of valuation. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined reliable, we use the quote obtained.

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

Fair Value Measurements

As of June 30, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	—	48,188	462,919	511,107
Subordinated Debt / Corporate Notes	—	25,849	460,652	486,501
Preferred Equity	—	—	145,568	145,568
Common Equity / Partnership Interests / Warrants	8,240	—	42,186	50,426
Derivative assets – interest rate caps and foreign exchange contracts	—	94	—	94
Liabilities:
Derivative liabilities	—	721	—	721
Credit Facilities	—	—	131,860	131,860

At June 30, 2012, the fair value of investments classified as Level 3 was approximately $1,111 million or 91.1% of total assets. There were no investments transferred in or out of Level 3 during the 2nd quarter of 2012.

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

Portfolio Investments

The total value of our investments was approximately $1.19 billion and $1.05 billion at June 30, 2012 and December 31, 2011, respectively. During the three months ended June 30, 2012, we invested approximately $164.5 million in five new portfolio companies and $27.8 million in one existing portfolio company. During the six months ended June 30, 2012, we originated approximately $164.5 million of new investments in five new portfolio companies and approximately $89.7 million was invested in five existing portfolio companies.

In certain instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of certain debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. Our portfolio activity also reflects sales of securities. For the three months ended June 30, 2012, we had approximately $5.8 million in debt repayments. For the six month ended June 30, 2012, we had approximately $112.2 million in debt repayments and sales of securities of two portfolio companies for approximately $29.4 million.

At June 30, 2012, we had investments in debt and preferred securities of 37 portfolio companies, totaling approximately $1.14 billion, and equity investments in seven portfolio companies, totaling approximately $50.4 million. At December 31, 2011, we had investments in debt and preferred securities of 34 portfolio companies, totaling approximately $973.9 million, and equity investments in seven portfolio companies, totaling approximately $71.1 million.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$519,005	$511,107	$426,201	$412,396
Subordinated Debt/Corporate Notes	509,640	486,501	604,157	546,859
Preferred Equity	143,512	145,568	15,107	14,664
Common Equity/Partnership Interests/Warrants	90,854	50,426	107,108	71,124

Total	$1,263,011	$1,193,602	$1,152,573	$1,045,043

As of June 30, 2012 and December 31, 2011, the weighted average yield on income producing investments in our portfolio based on fair market value was approximately 13.9% and 14.2%, respectively. The weighted average yield on income producing investments in our portfolio based on cost was approximately 13.8% and 13.2%, respectively. We had two non-accrual assets with a total market value of $21.1 million and one asset with a market value of $5.9 million as of June 30, 2012 and December 31, 2011, respectively.

Results of Operations for the Quarter Ended June 30, 2012 compared to the Quarter Ended June 30, 2011

Revenue

	For the Three Months June 30,
	2012	2011	% Change
	(in thousands)
Investment income	$34,833	$35,283	(1%)

Investment income for the second quarter of 2012 was comparable to the second quarter of 2011. For the second quarter of 2011 compared same period of 2012, interest income was earned on a larger earning asset balance, offset by a slightly lower weighted average yield.

Expenses

	For the Three Months June 30,
	2012	2011	% Change
	(in thousands)
Investment advisory and management fees	$5,673	$5,096	11%
Performance-based incentive fee	3,591	5,269	(32%)
Interest and other credit facility expenses	9,051	1,895	378%
Administrative service fee	1,128	279	304%
Other general and administrative expenses	995	1,376	(28%)

Total operating expenses	$20,438	$13,915	47%

Investment advisory and management fees, which are calculated based on average gross assets, were higher during the three months ended June 30, 2012 due to larger average gross assets. The performance-based incentive fee, which is calculated as a percentage of net investment income above certain hurdle rates, was lower for the three months June 30, 2012 to the comparable period in 2011 due to lower net investment income. Interest and other credit facility expenses for the three months ended June 30, 2012 were higher than during the comparable period in 2011 mainly due to costs associated with the establishment of a credit facility and private notes and for expenses to retire a predecessor credit facility and term loan. Administrative service fees are higher for the three months ended June 30, 2012 due to higher operating costs. Other general and administrative expenses for the three months ended June 30, 2012 were lower compared to the same period in 2011 due to tax expenses incurred in 2011, which was presented within this expense item.

Net Realized and Unrealized Gains and Losses

	For the Three Months June 30,
	2012	2011
	(in thousands)
Net realized gain (loss) loss on investments	$(20,322)	$2,304
Net realized gain (loss) on forward contracts	1,730	(4,872)
Net realized loss on foreign currency exchange	(563)	(242)
Net unrealized gain (loss) on investments	19,286	(7,430)
Net unrealized gain on forward contracts	159	473
Net unrealized gain on foreign currency exchange	1,403	783

Total realized and unrealized gain (loss)	$1,693	$(8,984)

The combined net gain during the second quarter of 2012 was primarily due to an increase in the fair value of our portfolio during the period due to improved market trends. During the second quarter of 2011, total realized and unrealized loss of approximately $9.0 million was attributable to worsening conditions in the credit markets and the widening of spreads. We analyze this section on a combined basis because offsets may exist in the individual line items due to foreign exchange fluctuations and movements from unrealized to realized, which may have impacted income in prior periods.

Results of Operations for the Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011

Revenue

	For the Six Months Ended June 30,
	2012	2011	% Change
	(in thousands)
Investment income	$71,142	$67,577	5%

Investment income was higher during the first six months of 2012 primarily due to higher interest income earned on a larger earning asset balance and higher prepayment premiums and accelerated amortization of upfront fees related to early repayment of assets compared to the same period in 2011.

Expenses

	For the Six Months Ended June 30,
	2012	2011	% Change
	(in thousands)
Investment advisory and management fees	$10,951	$10,083	9%
Performance-based incentive fee	8,866	10,057	(12%)
Interest and other credit facility expenses	11,746	3,932	199%
Administrative service fee	1,824	717	154%
Other general and administrative expenses	2,004	2,270	(12%)

Total operating expenses	$35,391	$27,059	31%

Investment advisory and management fees, which are calculated based on average gross assets, were higher during the six months ended June 30, 2012 due to larger average gross assets. The performance-based incentive fee, which is calculated as a percentage of net investment income above certain hurdle rates, was lower for the six months June 30, 2012 to the comparable period in 2011 due to lower net investment income. Interest and other credit facility expenses for the six months ended June 30, 2012 were higher than during the comparable period in 2011 mainly due to costs associated with the establishment of a new credit facility and Private Notes and for expenses to retire a predecessor credit facility and term loan. Administrative service fees are higher for the six months ended June 30, 2012 due to higher operating costs. Other general and administrative expenses for the six months ended June 30, 2012 are lower compared to the same period in 2011 due to tax expenses incurred in 2011, which was presented within this expense item.

Net Realized and Unrealized Gains and Losses

	For the Six Months Ended June 30,
	2012	2011
	(in thousands)
Net realized gain (loss) on investments	$(10,045)	$5,106
Net realized gain (loss) on derivatives	786	(9,235)
Net realized gain (loss) on foreign currency exchange	55	(314)
Net unrealized gain on investments	38,120	24,802
Net unrealized gain (loss) on derivatives	(1,276)	214
Net unrealized gain (loss) on foreign currency exchange	(103)	311

Total net realized and unrealized gain	$27,537	$20,884

The combined net gain during the six months ended June 30, 2012, was mostly attributable to an increase in the fair value of our portfolio during the period due to improved market trends and realization above prior period marks. The net gain during the first six months of 2011 was primarily due to general credit improvement in the portfolio. We analyze this section on a combined basis because offsets may exist in the individual line items due to foreign exchange fluctuations and movements from unrealized to realized, which may have impacted income in prior periods.

Our investments denominated in Euro, British Pounds and Australian dollars are converted into U.S. dollars at the balance sheet date, and as such, we are exposed to movements in exchange rates. To limit our exposure to movements in foreign currency exchange rates we enter into foreign exchange forward contracts or borrow in foreign currencies under our multi-currency revolving credit facility. For the first half of 2012, the total net change in realized and unrealized gain on forward contracts was a loss of approximately $0.4 million compared to a loss of $7.8 million in 2011.

To partially mitigate this risk of rising interest rates on our floating rate debt exposure, we purchased two interest rate derivative contracts during 2011, which effectively cap the London Interbank Borrowing Rate (LIBOR) at 1.00% on $100 million of notional amount through January 2014 and $50 million of notional amount through May 2014. The interest rate caps were purchased for $2.9 million and were valued at $0.1 million and $0.5 million on June 30, 2012 and December 31, 2012, respectively.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through its $485 million credit facility maturing in July 2016 (the “$485 Million Facility”) and a $100 million credit facility maturing in December 2015 (the “$100 Million Facility” and together with the $485 Million Facility, collectively the “Credit Facilities”), through cash flows from operations, investment sales, repayments of senior and subordinated loans, income earned on investments and cash equivalents, and we expect periodic follow-on equity and/or debt offerings. We may from time to time issue such securities in either public or private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

At June 30, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $12.0 million and $11.8 million, respectively. Cash provided by operating activities for the six months ended June 30, 2012 and 2011 was approximately $25.8 million and $104.9 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

Credit Facilities and Senior Secured Notes – On June 29, 2012, Solar Capital Ltd. entered into a $485 million Senior Secured Credit Facility comprised of $450 million of multi-currency revolving credit and a $35 million term loan. Borrowings bear interest at a rate per annum equal to the base rate plus 2.50% or the alternate base rate plus 1.50% and has no LIBOR floor requirement. The $485 Million Facility matures in July 2016 and includes a ratable amortization in the fourth year. With additional new lenders or the increase in commitments of current lenders, the $485 Million Facility may be increased up to $800 million. The $485 Million Facility contains certain customary affirmative and negative covenants and events of default. In addition, the $485 Million Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company will also pay the issuer of the term loan quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the establishment of the $485 Million Facility, a predecessor facility and term loan were retired.

On May 10, 2012, the Company closed a private offering of $75,000 of Senior Secured Notes (“Private Notes”) with a fixed interest rate of 5.875% and a maturity date of May 10, 2017. Interest on the Private Notes is due semi-annually on May 10th and November 10th. The Private Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of June 30, 2012:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Senior secured revolving credit facilities(1)	$119.9	$—	$—	$119.9	$—
Senior Secured Notes	$75.0	$—	$—	$75.0	$—
Term Loan	$35.0	$—	$—	$35.0	$—

(1)	As of June 30, 2012, we had approximately $430.1 million of unused borrowing capacity under our credit facilities.

We have certain commitments pursuant to our Investment Advisory and Management Agreement entered into with Solar Capital Partners, LLC. We have agreed to pay a fee for investment advisory and management services consisting of two components – a base management fee and an incentive fee. Payments under the Investment Advisory and Management Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. We have also entered into a contract with Solar Capital Management, LLC to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Solar Capital Management, LLC’s overhead in performing its obligation under the agreement, including rent, fees, and other expenses inclusive of our allocable portion of the compensation of our chief financial officer and any administrative staff.

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

Borrowings

We had borrowings of approximately $154.9 million outstanding as of June 30, 2012 under the Credit Facilities. As of June 30, 2012, we also had a $75 million borrowing under our Private Notes.

We had borrowings of approximately $201.4 million outstanding as of December 31, 2011 under credit facilities existing at that time. We also had $35 million outstanding under a retired term loan agreement.

See “Credit Facilities and Other Borrowings” for a further description of the Credit Facilities and the Private Notes.

Distributions and Dividends

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2012
July 31, 2012	September 20, 2012	October 2, 2012	$0.60
May 1, 2012	June 19, 2012	July 3, 2012	0.60
February 22, 2012	March 20, 2012	April 3, 2012	0.60

Total 2012			$1.80

Fiscal 2011
November 1, 2011	December 15, 2011	December 29, 2011	$0.60
August 2, 2011	September 20, 2011	October 4, 2011	0.60
May 2, 2011	June 17, 2011	July 5, 2011	0.60
March 1, 2011	March 17, 2011	April 4, 2011	0.60

Total 2011			$2.40

Fiscal 2010
November 2, 2010	December 17, 2010	December 30, 2010	$0.60
August 3, 2010	September 17, 2010	October 4, 2010	0.60
May 4, 2010	June 17, 2010	July 2, 2010	0.60
January 26, 2010	March 18, 2010	April 1, 2010	0.34	*

Total 2010			$2.14

*	Partial period dividend of $0.60 per share prorated for the number of days that remained in the quarter after our initial public offering.

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

We are subject to financial market risks, including changes in interest rates. During the six months ended June 30, 2012, certain of the loans in our portfolio had floating interest rates and our Credit Facilities also incur floating rate interest. Interest rates on these loans are typically based on floating LIBOR and reset to current market rates every one to six months. A moderate change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps, caps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During 2011, we purchased two 1.00% LIBOR caps on a total of $150 million of notional for 3 years. If during the three year contract period LIBOR exceeds 1.00%, we will receive payments from the counterparty equal to the difference between LIBOR and 1.00% on $150 million. The cost of the caps was approximately $2.9 million.

The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at June 30, 2012. Interest expense is calculated separately for each of our borrowings. For our Credit Facilities, we use the balance and interest rate as of June 30, 2012 and adjust the interest rate based on the hypothetical changes below. The base interest rate case assumes the rates on our portfolio investments remain as they were on June 30, 2012. All of the hypothetical calculations are based on a model of our portfolio for the twelve months subsequent to June 30, 2012 and assume no change to any input other than the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (Unaudited)
-25 Basis Points	0.23%
Base Interest Rate	0.00%
+100 Basis Points	(0.44%)
+200 Basis Points	(0.32%)

We have exposure to foreign currencies (Euro, British Pound, Australian Dollar and Canadian Dollar) through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in exchange rates. To limit our exposure to fluctuations in exchange rates, we enter into foreign exchange forward contracts or borrow in those currencies under our multi-currency revolving credit facility. Our foreign currency exchange contracts are short term contracts that are continuously rolled forward to hedge the longer term portfolio investments. The table below presents our exchange rate sensitive assets and liabilities as of June 30, 2012:

	Euro	British Pound	Australian Dollar	Canadian Dollar
Portfolio Investments (Long)
Par Amount, Fair Value for Equity (in Currency)	€16.6	£34.0	$0.8	$18.2
Par Amount, Fair Value for Equity ($ in millions)	$21.0	$53.2	$0.8	$17.9
Fair Value ($ in millions)	$13.4	$52.2	$0.8	$15.2

Forward Contracts (Short)
Notional Amount (in Currency)	€17.3	£21.7	$—	$18.9
Weighted Average Exchange Rate	1.254	1.550	—	0.973
Contract Amount ($ in millions)	$21.8	$34.0	$—	$18.6
Fair Value ($ in millions)	$(0.2)	$(0.3)	$—	$(0.2)

Credit Facilities (Short)
Par Amount (in Currency)	€—	£13.0	$—	$—
Par Amount ($ in millions)	$—	$20.4	$—	$—

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission (“SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the quarter ended June 30, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(2)

3.2	Amended and Restated Bylaws(2)

4.1	Form of Common Stock Certificate(3)

4.2	Form of Indenture(7)

10.1	Dividend Reinvestment Plan(2)

10.2	Form of Senior Secured Credit Agreement by and between the Registrant, Citibank, N.A., as administrative agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and SunTrust Bank, as documentation agent(8)

10.3	Form of Loan and Servicing Agreement by and among the Registrant, Solar Capital Funding II LLC, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Delaware Trust Company, as collateral agent and Wells Fargo Bank, N.A., as account bank and collateral custodian(5)

10.4	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.5	Form of Custodian Agreement(3)

10.6	Administration Agreement by and between Registrant and Solar Capital Management, LLC(1)

10.7	Form of Indemnification Agreement by and between Registrant and each of its directors(2)

10.8	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(1)

10.9	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited(2)

10.10	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(2)

10.11	Form of Registration Rights Agreement(4)

10.12	Form of Purchase and Sale Agreement by and between the Registrant and Solar Capital Funding II LLC(5)

10.13	Amendment No. 2 to the Loan and Servicing Agreement by and among Registrant, Solar Capital Funding II LLC, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Delaware Trust Company, as collateral agent, and Wells Fargo Bank, N.A., as account bank and collateral custodian(6)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.

(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on February 9, 2010.
(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on December 22, 2010.
(6)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on February 8, 2012.
(7)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 1 (File No. 333-172968) filed on July 6, 2011.
(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on July 6, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2012.

SOLAR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer
(Principal Financial and Accounting Officer)