Form 10-Q
period 2012-09-30
Solar Capital Ltd.
filed 2012-11-01
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2012

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 31, 2012 was 38,694,058.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except shares)

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Investments at value:
Companies less than 5% owned (cost: $1,128,982 and $1,062,844 respectively)	$1,078,553	$955,769
Companies 5% to 25% owned (cost: $72,492 and $41,819, respectively)	62,103	35,820
Companies more than 25% owned (cost: $28,785 and $47,910, respectively)	29,971	53,454

Total investments (cost: $1,230,259 and $1,152,573, respectively)	1,170,627	1,045,043

Cash and cash equivalents	13,048	11,787
Interest and dividends receivable	14,416	9,763
Deferred credit facility costs	1,087	3,635
Deferred offering costs	578	469
Receivable for investments sold	—	3,225
Fee revenue receivable	—	4,379
Unrealized appreciation on foreign exchange contracts and fair value of interest rate caps	30	649
Prepaid expenses and other receivables	374	481

Total Assets	1,200,160	1,079,431

Liabilities
Revolving credit facilities	123,362	201,355
Senior secured notes	75,000	—
Term Loan	50,000	35,000
Payable for investments purchased	32,202	22,443
Dividend payable	23,200	—
Investment advisory and management fee payable	6,083	5,277
Performance-based incentive fee payable	5,565	5,203
Interest payable	3,165	1,063
Administrative services fee payable	1,282	1,069
Deferred fee revenue	—	318
Other accrued expenses and payables	2,698	1,762

Total Liabilities	322,557	273,490

Net Assets
Common stock, par value $0.01 per share, 38,667,196 and 36,608,038 shares issued and outstanding, respectively, 200,000,000 authorized	387	366
Paid-in capital in excess of par	974,507	928,180
Undistributed net investment income	—	2,245
Distributions in excess of net investment income	(7,178)	—
Accumulated net realized losses	(28,012)	(18,379)
Net unrealized depreciation	(62,101)	(106,471)

Total Net Assets	$877,603	$805,941

Number of shares outstanding	38,667,196	36,608,038

Net Asset Value Per Share	$22.70	$22.02

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except shares)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
INVESTMENT INCOME:
Interest and dividends:
Other interest and dividend income	$26,382	$30,988	$89,428	$97,117
Companies 5% to 25% owned	13,460	—	19,112	—
Companies more than 25% owned	804	4,341	3,248	5,789

Total investment income	40,646	35,329	111,788	102,906

EXPENSES:
Investment advisory and management fees	6,083	5,236	17,034	15,319
Performance-based incentive fees	5,565	5,216	14,431	15,273
Interest and other credit facility expenses	3,475	2,242	15,221	6,174
Administrative services fees	1,194	357	3,018	1,074
Other general and administrative expenses	2,011	1,223	4,015	3,039

Total operating expenses	18,328	14,274	53,719	40,879

Net investment income before income tax expense	22,318	21,055	58,069	62,027
Income tax expense	60	344	343	798

Net investment income	22,258	20,711	57,726	61,229

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, DERIVATIVES AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments:
Companies more than 25% owned	687	—	11,002	—
Companies 5% to 25% owned	—	784	—	784
Companies less than 5% owned	(256)	—	(20,616)	5,106

Net realized gain (loss) on investments	431	784	(9,614)	5,890
Foreign currencies & derivatives	(860)	1,453	(19)	(8,096)

Net realized gain (loss) before income taxes	(429)	2,237	(9,633)	(2,206)
Income tax expense	(785)	137	—	137

Net realized gain (loss)	356	2,100	(9,633)	(2,343)

Net change in unrealized gain (loss):
Investments	6,869	(78,604)	44,989	(53,802)
Foreign currencies & derivatives	760	3,849	(619)	4,374

Net change in unrealized gain (loss)	7,629	(74,755)	44,370	(49,428)

Net realized and unrealized gain (loss) on investments, derivatives and foreign currencies	7,985	(72,655)	34,737	(51,771)

Net Increase (Decrease) in Net Assets Resulting From Operations	$30,243	$(51,944)	$92,463	$9,458

Earnings (Loss) per share	$0.82	$(1.42)	$2.52	$0.26

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Nine months ended September 30, 2012 (unaudited)	Year ended December 31, 2011
Increase in net assets resulting from operations:
Net investment income	$57,726	$81,904
Net realized loss	(9,633)	(2,393)
Net change in unrealized gain (loss)	44,370	(18,196)

Net increase in net assets resulting from operations	92,463	61,315

Dividends and distributions to shareholders:	(67,149)	(87,532)

Capital share transactions:
Common equity offering	45,020	—
Reinvestment of dividends	1,328	5,164

Total capital share transactions	46,348	5,164

Net increase (decrease) in net assets	71,662	(21,053)

Net assets at beginning of period	805,941	826,994

Net assets at end of period	$877,603	$805,941

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands except shares)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash Flows from Operating Activities:
Net increase in net assets from operations	$92,463	$9,458

Adjustments to reconcile net increase in net assets from operations to net cash (used) provided by operating activities:
Net realized (gain) loss from investments	9,614	(5,890)
Net realized (gain) loss from foreign currency exchange	19	348
Net change in unrealized (gain) loss on investments	(44,989)	53,802
Net change in (gain) loss on derivatives	619	(2,209)

(Increase) decrease in operating assets:
Purchase of investment securities	(395,695)	(324,541)
Proceeds from disposition of investment securities	323,877	238,365
Capitalization of payment-in-kind interest	(25,569)	(13,710)
Collections of payment-in-kind interest	7,159	3,602
Interest and dividends receivable	(4,653)	(5,267)
Purchase of interest rate cap	—	(2,938)
Fee revenue receivable	4,379	(282)
Deferred offering costs	(109)	(376)
Receivable for investments sold	3,225	7,335
Prepaid expenses and other receivables	107	(211)

Increase (decrease) in operating liabilities:
Payable for investments purchased	9,759	71,857
Investment advisory and management fee payable	806	344
Performance-based incentive fee payable	362	869
Interest payable	2,102	672
Administrative services fees	213	22
Deferred fee revenue	(318)	(705)
Other accrued expenses and payables	936	329

Net Cash (Used) Provided by Operating Activities	(15,693)	30,874

Cash Flows from Financing Activities:
Cash dividends paid	(42,621)	(40,804)
Common equity offering	45,020
Deferred credit facility costs	2,548	1,712
Proceeds from borrowings on senior secured notes	75,000	—
Proceeds from borrowings on revolving/term credit facilities	475,023	1,103,669
Repayments of borrowings on revolving/term credit facilities	(538,016)	(1,150,341)

Net Cash Provided (Used) in Financing Activities	16,954	(85,764)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,261	(54,890)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,787	288,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,048	$233,842

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,398	$3,390

Cash paid for income taxes	$727	$477

Non-cash financing activity:
Dividends reinvestment	$1,328	$2,895

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2012

(in thousands, except shares)

Description(1)	Industry	Interest(2)		Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans-54.3%

Asurion Corporation(16)	Insurance	9.00%		5/24/2019	$17,834	$17,757	$18,500
AREP Fifty-Seventh LLC(10)(23)	Buildings & Real Estate	14.00%		8/1/2013	19,769	19,769	19,373
ARK Real Estate Partners II LP(10)(23)	Buildings & Real Estate	14.00%		8/1/2013	8,027	8,027	7,866
AviatorCap SII, LLC I(9)	Aerospace & Defense	12.00%		12/31/2014	3,225	3,194	3,225
AviatorCap SII, LLC II(9)	Aerospace & Defense	11.00%		12/31/2014	4,733	4,681	4,733
AviatorCap SII, LLC III(9)	Aerospace & Defense	13.00%		12/31/2014	5,151	5,074	5,152
Direct Buy Inc.(18)	Home, Office Furnishing & Durable Consumer Products	12.00%		2/1/2017	25,000	24,347	5,000
DS Waters of America, Inc.(10)(22)	Beverage, Food & Tobacco	15% (11% Cash & 4% PIK)	(7)	2/28/2018	30,689	29,682	31,763
Fulton Holding Corp.	Retail Stores	13.37%		5/28/2016	35,000	34,298	35,000
Easy Financial Services, Inc.(19)(24)	Consumer Finance	10.50%		10/5/2017	10,000	9,921	9,921
Grakon, LLC(11)	Machinery	12.00%		12/31/2015	9,524	7,738	9,429
Good Sam Enterprise, LLC	Insurance	11.50%		12/1/2016	7,000	6,588	7,420
Grocery Outlet Inc.(16)	Grocery	10.50%		12/15/2017	33,096	32,208	33,261
Isotoner Corporation	Personal & Nondurable Consumer Products	10.75%		1/8/2018	39,000	38,009	38,610
Interactive Health Solutions, Inc.(16)(17)	Healthcare, Education & Childcare	11.50%		10/4/2016	19,775	19,395	19,894
MYI Acquiror Corporation(4)(8)(19)	Insurance	13% (12% Cash & 1% PIK)	(7)	3/13/2017	31,707	31,168	32,024
SMG	Personal, Food & Misc. Services	10.75%		12/7/2018	25,000	24,522	24,875
Southern Auto Finance Company(19)	Banking	13.50%		10/19/2017	25,000	24,509	25,000
SOINT, LLC(9)	Aerospace & Defense	15.00%		6/30/2016	16,667	16,344	16,333
Spencer Spirit Holdings, Inc.	Retail Stores	11.00%		5/1/2017	10,000	10,000	10,775
T&D Solutions holdings	Utilities	13.00%		1/29/2015	17,003	17,003	17,003
Transplace Texas, LP(16)	Cargo Transport	11.00%		4/12/2017	20,000	19,598	19,700
Trident USA Health Services, LLC	Healthcare, Education & Childcare	11.75%		10/30/2017	38,000	37,287	37,430
USAW 767(9)	Aerospace & Defense	14.50%		6/30/2014	3,539	3,519	3,539
ViaWest Inc(16)	Personal, Food & Misc. Services	13.5% (12% Cash & 1.5% PIK)	(7)	5/20/2018	40,691	39,712	40,691

Total Bank Debt/Senior Secured Loans					$495,430	$484,350	$476,517

Subordinated Debt/Corporate Notes – 56.4%
Adams Outdoor Advertising	Diversified/Conglomerate Service	18.00%		12/8/2015	$42,500	$41,875	$42,500
Asurion Holdco(21)	Insurance	11.00	%(7)	3/2/2019	12,000	11,655	12,800
CIBT Solutions	Leisure, Amusement, Entertainment	13.50%		6/15/2018	36,200	35,473	36,200
Crosman Corporation	Leisure, Amusement, Entertainment	13% (11% Cash & 2% PIK)	(7)	10/15/2016	15,219	14,861	14,914
Earthbound Farm(16)	Farming & Agriculture	14.25%		6/21/2017	58,947	57,927	57,474
Alegeus Technologies Holdings Corp.	Healthcare Technology	12.00%		2/15/2019	28,200	27,574	27,566
Grakon Holdings LLC Sr(11)	Machinery	14% PIK	(7)	12/31/2015	1,761	1,761	1,743
Grakon Holdings LLC Jr(11)	Machinery	12% PIK	(7)	12/31/2015	11,812	10,008	8,268
Granite Global Solutions Corp.(3)(18)(19)	Insurance	13.50%		5/31/2016	18,182	18,029	15,725
Midcap Financial Intermediate Holdings, LLC(16)(19)	Banking	13.00%		7/9/2015	85,000	83,785	85,000
ProSieben Sat.1 Media AG(3)(6)(19)	Broadcasting & Entertainment	8.43% (4.93% Cash & 3.5% PIK)	(7)	3/6/2017	16,911	21,022	17,276
Richelieu Foods, Inc.(15)	Beverage, Food & Tobacco	13.75% (12% Cash & 1.75% PIK)	(7)	5/18/2016	22,952	22,498	22,493
Rug Doctor L.P.(20)(16)	Personal, Food & Misc. Services	15.50% to 20.00% (wtd. avg. 17.54%	(7)	10/31/2014	53,320	50,901	47,987
Weetabix Group(3)(5)(19)	Beverage, Food & Tobacco	9.13% PIK	(7)	9/14/2016	23,216	43,485	37,485
Weetabix Group(3)(5)(19)	Beverage, Food & Tobacco	10.29% PIK	(7)	5/3/2017	11,274	20,168	18,203
WireCo. Worldgroup Inc.	Building Products	11.75%		5/15/2017	48,000	47,536	48,960

Total Subordinated Debt/Corporate Notes					$485,494	$508,558	$494,594

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2012

(in thousands, except shares)

Description(1)	Industry	Interest(2)		Maturity	Par Amount/ Shares	Cost	Fair Value
Preferred Equity – 16.8%
Senior Preferred 15% Units of DSW Group Holdings LLC(10)	Beverage, Food & Tobacco	15.00% PIK	(7)	—	1,445,321	$124,379	$122,274
SODO Corp.(9)(12)	Aerospace & Defense	8.43% PIK	(7)	6/30/2018	2,117	2,117	2,371
SOCAY Limited(9)(12)(19)	Aerospace & Defense	8.59% PIK	(7)	6/30/2018	13,719	13,719	14,490
SOINT, LLC(9)	Aerospace & Defense	15.00% PIK	(7)	6/30/2018	86,667	8,667	8,667
Wyle Laboratories	Aerospace & Defense	8.00%		7/17/2015	387	39	50

Total Preferred Equity						$148,921	$147,852

Common Equity / Partnership Interests / Warrants – 5.9%
Ark Real Estate Partners LP(10)(11)	Buildings & Real Estate				44,697,684	$44,698	$34,864
Participating Preferred Units of DSW Group Holdings LLC(10)	Beverage, Food & Tobacco				1,296,078	—	—
Grakon, LLC(11)	Machinery				1,714,286	1,714	—
Grakon, LLC Warrants(11)	Machinery				3,518,001	—	—
Great American Group Inc.(13)(19)	Personal, Food & Misc. Services				572,800	2,681	235
Great American Group Inc.(13)(19)	Personal, Food & Misc. Services				125,000	—	—
Great American Group Inc.(14)(19)	Personal, Food & Misc. Services				187,500	3	77
Nuveen Investments, Inc.	Finance				3,486,444	30,876	10,460
NXP Semiconductors Netherlands B.V.(3)(19)	Electronics				210,271	5,732	5,259
Seven West Media Limited(3)(19)	Broadcasting & Entertainment				656,530	2,726	769

Total Common Equity/Partnerships Interests / Warrants						$88,430	$51,664

Total Investments – 133.4%						$1,230,259	$1,170,627

Liabilities in Excess of Other Assets – (33.4%)							(293,024)

Net Assets – 100.0%							$877,603

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2012.
(3)	The following entities are domiciled outside the United States and the investments are denominated in either Euro, British Pounds, Canadian Dollars or Australian Dollars: Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; Granite Global Solutions Corp. in Canada; and Seven Media Group Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s foreign domiciled portion of MYI Aquiror Corporation is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.ar.l.
(5)	Solar Capital Ltd.’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital Ltd.’s investment in ProSieben Sat. 1 Media AG is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Coupon is payable in cash and/or in kind (PIK).
(8)	Includes an unfunded commitment of $5,880.
(9)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(10)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(11)	Investments are held in taxable subsidiaries. Ark Real Estate Partners LP is held through SLRC ADI Corp and our equity investment in Grakon LLC is held through Grakon TL Holding, Inc.
(12)	Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.
(13)	Founders Shares.
(14)	Contingent Founders Shares.
(15)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC (“SC Funding”). Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 6 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of September 30, 2012, all other investments were pledged as collateral for the Senior Secured Credit Facility, Term Loan and Senior Secured Notes (see Note 6 to the consolidated financial statements).
(16)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned subsidiary SC Funding. (See footnote 15 above for further explanation.) Par amounts held through SC Funding include: Asurion Corp $9,017; Earthbound Farm $23,500; Fulton Holding Corp. $18,000; Grocery Outlet Inc. $19,700; Interactive Health Solutions, Inc. $14,476; Midcap Financial Intermediate Holdings, LLC $23,500; Rug Doctor L.P. $9,756; Transplace Texas, LP $18,800 and ViaWest Inc. $15,413. Remaining par balances are held directly by Solar Capital Ltd.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2012

(in thousands, except shares)

(17)	Includes an unfunded commitment of $1,250.
(18)	Investments on non-accrual status.
(19)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(20)	Includes PIK payable on $12,898 of par at 4.50% PIK, $14,769 of par at 5.25% PIK, $15,400 of par at 8.00% PIK, and $9,669 of par at 3.50% PIK.
(21)	Asurion Holdco has the option to pay interest in kind at L+10.25% if certain specified conditions are met.
(22)	In March 2012, Solar Capital Ltd. purchased $36,991 and participated $7,000 to a third party with no recourse to the Company.
(23)	Includes an unfunded commitment of $15,151
(24)	Includes an unfunded commitment of CAD 10,000

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2012

(in thousands, except shares)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2012
Beverage, Food & Tobacco	19.8%
Personal, Food & Misc. Services	9.7%
Banking	9.4%
Insurance	7.4%
Healthcare, Education & Childcare	5.3%
Buildings & Real Estate	5.0%
Farming & Agriculture	4.9%
Aerospace & Defense	4.9%
Building Products	4.4%
Leisure, Amusement, Entertainment	4.2%
Retail Stores	3.9%
Diversified/Conglomerate Service	3.6%
Personal & Nondurable Consumer Products	3.3%
Grocery	2.8%
Healthcare Technology	2.4%
Machinery	1.7%
Cargo Transport	1.7%
Broadcasting & Entertainment	1.5%
Utilities	1.5%
Consumer Finance	0.9%
Finance	0.8%
Electronics	0.5%
Home, Office Furnishing & Durable Consumer Products	0.4%

100%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousands, except shares)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans – 51.2%
Asurion Corporation(18)	Insurance	9.00%	5/24/2019	$40,000	$39,811	$39,517
Airvana Network Solutions Inc.	Telecommunications	10.00%	3/25/2015	8,324	8,186	8,324
AviatorCap SII, LLC I(10)	Aerospace & Defense	12.00%	12/31/2014	3,728	3,678	3,671
AviatorCap SII, LLC II(10)	Aerospace & Defense	11.00%	12/31/2014	5,697	5,618	5,611
AviatorCap SII, LLC III(10)	Aerospace & Defense	13.00%	12/31/2014	8,856	8,696	8,724
Direct Buy Inc.(20)	Home, Office Furnishing & Durable Consumer Products	12.00%	2/1/2017	25,000	24,332	5,875
Fulton Holding Corp(18)	Retail Stores	13.74%	5/28/2016	35,000	34,155	35,000
Grakon, LLC	Machinery	12.00%	12/31/2015	9,524	7,610	9,286
Good Sam Enterprise, LLC	Insurance	11.50%	12/1/2016	7,000	6,523	6,860
Grocery Outlet Inc.	Grocery	10.50%	12/15/2017	33,600	32,599	32,592
Isotoner Corporation	Personal & Nondurable Consumer Products	10.75%	1/8/2018	39,000	37,895	37,830
Interactive Health Solutions, Inc.(18)(19)	Healthcare, Education & Childcare	11.50%	10/4/2016	20,131	19,691	19,930
MYI Acquiror Corporation(3)(4)(8)(21)	Insurance	13% (12% Cash & 1% PIK) (7)	3/13/2017	31,500	30,899	31,500
Roundy’s Supermarkets, Inc. – 2nd Lien(18)	Grocery	10.00%	4/16/2016	22,000	21,685	22,069
Southern Auto Finance Company(21)	Banking	13.50%	10/19/2017	25,000	24,453	24,437
Spencer Spirit Holdings, Inc.	Retail Stores	11.00%	5/1/2017	10,000	10,000	10,000
Transplace Texas, LP(18)	Cargo Transport	11.00%	4/12/2017	20,000	19,533	19,500
USAW 767(10)	Aerospace & Defense	14.50%	12/31/2012	4,904	4,850	4,831
ViaWest Inc(18)	Personal, Food & Misc. Services	13.5% (12% Cash & 1.5% PIK) (7)	5/20/2016	33,255	32,520	32,756
Vision Holding Corp.(18)	Healthcare, Education & Childcare	12.00%	11/23/2016	37,500	36,869	37,125
VPSI, Inc.(17)	Personal Transportation	12.00%	12/23/2015	16,958	16,598	16,958

Total Bank Debt/Senior Secured Loans				$436,977	$426,201	$412,396

Subordinated Debt/Corporate Notes – 67.9%
Adams Outdoor Advertising	Diversified/Conglomerate Service	18.00%	12/8/2015	$42,500	$41,878	$42,075
AMC Entertainment Holdings, Inc.	Leisure, Amusement, Entertainment	5.55%PIK	6/13/2012	27,141	27,086	26,462
CIBT Solutions	Leisure, Amusement, Entertainment	13.50%	6/15/2018	36,200	35,389	35,386
Crosman Corporation	Leisure, Amusement, Entertainment	13% (11% Cash & 2% PIK) (7)	10/15/2016	15,219	14,808	14,762
DSW Group, Inc.	Beverage, Food & Tobacco	15% PIK	4/24/2012	125,106	124,972	106,340
Earthbound Farm(18)	Farming & Agriculture	14.25%	6/21/2017	58,947	57,739	56,590
Grakon Holdings LLC Sr	Machinery	14% PIK	12/31/2015	1,588	1,588	1,469
Grakon Holdings LLC Jr	Machinery	12% PIK	12/31/2015	15,118	12,344	7,710
Granite Global Solutions Corp.(3)(16)(21)	Insurance	13.50%	5/31/2016	29,983	30,234	29,121
Magnolia River, LLC	Hotels, Motels, Inns and Gaming	14.00%	4/28/2014	19,064	18,664	19,064
Midcap Financial Intermediate Holdings, LLC(18)	Banking	14.25%	7/9/2015	75,000	73,542	75,000
ProSieben Sat.1 Media AG(3)(6)(21)	Broadcasting & Entertainment	8.83%(5.3% Cash & 3.5% PIK) (7)	3/6/2017	21,125	20,261	10,508
Richelieu Foods, Inc.(17)	Beverage, Food & Tobacco	13.75%	5/18/2016	22,500	21,972	21,150
		15.50% to 20.00% (7)
Rug Doctor L.P.(18)(22)	Personal, Food & Misc. Services	(wtd. avg. 17.54%)	10/31/2014	51,225	48,034	47,383
Shoes For Crews, LLC (17)	Textiles & Leather	13.75% (7)	7/23/2016	15,650	15,318	15,650
Weetabix Group(3)(5)(21)	Beverage, Food & Tobacco	9.22% PIK	9/14/2016	15,986	18,589	12,469
Weetabix Group(3)(5)(21)	Beverage, Food & Tobacco	10.03%PIK	5/3/2017	34,294	41,739	25,720

Total Subordinated Debt/Corporate Notes				$606,646	$604,157	$546,859

Preferred Equity – 1.8%
SODO Corp.(10)(13)	Aerospace & Defense	8.43% PIK	—	1,912	$2,009	$1,949
SOCAY Limited(10)(13)	Aerospace & Defense	8.59% PIK	—	12,357	13,059	12,668
Wyle Laboratories	Aerospace & Defense	8.00%	7/17/2015	387	39	47

Total Preferred Equity					$15,107	$14,664

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2011

(in thousands, except shares)

Description(1)	Industry	Interest(2)	Maturity	Par Amount/ Shares	Cost	Fair Value
Common Equity / Partnership Interests / Warrants – 8.8%
Ark Real Estate Partners LP(9)(11)(12)	Buildings & Real Estate			41,818,834	$41,819	$35,820
Grakon, LLC	Machinery			1,714,286	1,714	—
Grakon, LLC Warrants	Machinery			3,518,001	—	—
Great American Group Inc.(14)	Personal, Food & Misc. Services			572,800	2,681	69
Great American Group Inc.(15)	Personal, Food & Misc. Services			187,500	3	23
National Specialty Alloys, LLC(10)	Mining, Steel, Iron & Nonprecious Metals			1,000,000	10,000	16,000
Nuveen Investments, Inc.	Finance			3,486,444	30,875	7,844
NXP Semiconductors Netherlands B.V.(3)	Electronics			645,292	17,592	9,918
Seven West Media Limited	Broadcasting & Entertainment			437,687	2,424	1,450

Total Common Equity/Partnerships Interests / Warrants					107,108	71,124

Total Investments – 129.7%					$1,152,573	$1,045,043
Liabilities in Excess of Other Assets – (29.7%)						(239,102)

Net Assets – 100.0%						$805,941

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	For each debt investment we have provided the current interest rate in effect as of December 31, 2011. Variable rate debt investments generally bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which may reset daily, quarterly or semi-annually.
(3)	The following entities are domiciled outside the United States and the investments are denominated in British Pounds, Euro, Canadian Dollars or Australian Dollars: Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; Granite Global Solutions Corp. in Canada; and Seven West Media Group Pty Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and $14,750 of MYI Aquiror Corporation is domiciled in the United Kingdom, but these assets are denominated in US Dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s foreign domiciled portion of MYI Aquiror Corporation is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital Ltd.’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital Ltd.’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Coupon is payable in cash and/or in kind (PIK).
(8)	Includes an unfunded commitment of $6,000.
(9)	Solar Capital Ltd. has an unfunded commitment of $2,879.
(10)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	Solar Capital Ltd.’s investment in Ark Real Estate Partners LP is held through its taxable subsidiary SLRC ADI Corp.
(13)	SODO Corp. and SOCAY Corp. own equity interests that represent a majority of the equity ownership in Aviator Cap SII, LLC and USAW 767. Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.
(14)	Founders Shares.
(15)	Contingent Founders Shares.
(16)	Includes an unfunded commitment of $15,600 Canadian Dollars or $15,313 U.S Dollars as of December 31, 2011.
(17)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 6 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of December 31, 2011, all other investments were pledged as collateral for the Senior Secured Revolving Credit Facility and the Term Loan (see Note 6 to the consolidated financial statements).
(18)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. (See note 17 above for further explanation.) Par amounts held through Solar Capital Funding II LLC include: Asurion $14,224; Fulton Holding Corp. $18,000; Interactive Health Solutions, Inc. $10,236; Roundy’s Supermarkets Inc. $10,000; Transplace Texas, LP $18,800; ViaWest Inc. $15,239; Vision Holding Corp $13,883; Earthbound $23,500; Midcap Financial Intermediate Holdings, LLC $23,500; and Rug Doctor L.P. $9,515. Remaining par balances are held directly by Solar Capital Ltd.
(19)	Includes an unfunded commitment of $1,250.

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

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2011

(in thousands, except shares)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2011
Beverage, Food & Tobacco	16%
Insurance	10%
Banking	10%
Personal, Food & Misc. Services	8%
Leisure, Amusement, Entertainment	7%
Healthcare, Education & Childcare	5%
Farming & Agriculture	5%
Grocery	5%
Retail Stores	4%
Diversified/Conglomerate Service	4%
Personal & Nondurable Consumer Products	4%
Aerospace & Defense	4%
Buildings & Real Estate	3%
Cargo Transport	2%
Hotels, Motels, Inns and Gaming	2%
Machinery	2%
Personal Transportation	2%
Mining, Steel, Iron & Nonprecious Metals	1%
Textiles & Leather	1%
Broadcasting & Entertainment	1%
Electronics	1%
Telecommunications	1%
Finance	1%
Home, Office Furnishing & Durable Consumer Products	1%

100%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2012

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

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies. Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $20 million and $100 million each, although we expect that this investment size will vary, including proportionately with the size of our capital base.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2012

(in thousands, except shares)

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2012

(in thousands, except shares)

generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current.

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

U.S. Federal Income Taxes – The Company has elected to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company estimates that its current year annual taxable income may be in excess of estimated current year dividend distributions, the Company may accrue an excise tax on estimated excess taxable income as it is earned. For the nine months ended September 30, 2012, $343 was accrued for estimated U.S. Federal excise tax.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2012

(in thousands, except shares)

At December 31, 2011, as a result of permanent book-to-tax differences, the Company decreased under (over) distributed net investment income by $4,582, decreased accumulated net realized loss by $8,555, and decreased paid-in capital in excess of par value by $3,973. Aggregate stockholders’ equity was not affected by this reclassification.

Dividends – Dividends and distributions to common stockholders are recorded on the ex-dividend date. Quarterly dividend payments are determined by the Board and are generally based upon taxable earnings estimated by management. Net realized capital gains, if any, are typically distributed at least annually, although we may decide to retain such capital gains for investment. We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend. While we generally use newly issued shares to implement the plan, we may purchase shares in the open market in connection with our obligations under the plan. In particular, if our shares are trading at a significant discount to net asset value and we are otherwise permitted under applicable law to purchase such shares, we intend to purchase shares in the open market in connection with our obligations under our dividend reinvestment plan.

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

The Company generally uses foreign exchange forward contracts and/or borrowings on its multicurrency revolving credit facility to minimize foreign currency exchange risks. Changes in the values of the Company’s

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2012

(in thousands, except shares)

foreign denominated assets are recorded in current earnings as realized and unrealized gains and losses; likewise, realized and unrealized gains and losses from derivatives and foreign denominated debt are also recorded in current earnings. The fair value of foreign exchange forward contracts is determined by recognizing the difference between the contract exchange rate and the current market exchange rate. Fluctuations in market values of assets and liabilities denominated in the same foreign currency offset in earnings, providing a “natural” foreign currency hedge.

The Company may use interest rate caps to create a synthetic “ceiling” on its borrowing rates. An interest rate cap is a derivative in which the buyer receives payments at the end of each period in which the interest rate exceeds an agreed cap rate. Interest payments on the Company’s credit facilities are primarily LIBOR based. By purchasing caps on LIBOR, if LIBOR exceeds the cap rate, the Company will pay a higher interest rate on its credit facilities but receive an offsetting payment from the cap counterparty on the notional amount above the cap rate. Caps have an initial cost. The fair value of interest rate caps is determined using option pricing models that use readily available market inputs.

Deferred Offering Costs – The Company records expenses related to shelf registration statement filings and other applicable offering costs as prepaid assets. These expenses are charged to capital upon utilization, in accordance with ASC 946-20-25.

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

Subsequent Events Evaluation – The Company evaluates the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

Note 3. Investments

Investments consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$484,350	$476,517	$426,201	$412,396
Subordinated Debt/Corporate Notes	508,558	494,594	604,157	546,859
Preferred Equity	148,921	147,852	15,107	14,664
Common Equity/Partnership Interests/Warrants	88,430	51,664	107,108	71,124

Total	$1,230,259	$1,170,627	$1,152,573	$1,045,043

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2012

(in thousands, except shares)

As of September 30, 2012, the Company had two non-accrual assets with a total market value of $20,725. As of December 31, 2011, there was one non-accrual asset with a market value of $5,875.

Note 4. Agreements

Solar Capital has an Investment Advisory and Management Agreement with Solar Capital Partners, LLC (the “Investment Adviser”), under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to, Solar Capital. For providing these services, the Investment Adviser receives a fee from Solar Capital, consisting of two components – a base management fee and an incentive fee. The base management fee is determined by taking the average value of Solar Capital’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Solar Capital’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Solar Capital’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Solar Capital’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Solar Capital pays the Investment Adviser an incentive fee with respect to Solar Capital’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Solar Capital’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Solar Capital’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Solar Capital’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro-rated for any period of less than three months. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), commencing on February 12, 2007, and equals 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the adviser. For financial statement presentation purposes, a fee is accrued to include unrealized capital appreciation. No accrual was required for the capital gains based incentive fee for the nine months ended September 30, 2012 or for the year ended December 31, 2011.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2012

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

Index Rate	Cap Rate	Notional Amount	Expiration	Cost	September 30, 2012		December 31, 2011		Counterparty
					Fair Value	Unrealized Depreciation	Fair Value	Unrealized Depreciation
3 Month Libor	1.0%	$100,000	1/13/2014	$1,950	$14	$(1,936)	$279	$(1,671)	Wells Fargo
3 Month Libor	1.0%	50,000	5/4/2014	988	16	(972)	190	(798)	Wells Fargo

		$150,000		$2,938	$30	$(2,908)	$469	$(2,469)

The Company is also exposed to foreign exchange risk through its investments denominated in foreign currencies. The Company attempts to mitigate this risk through the use of foreign currency forward contracts and/or borrowing in local currencies. As an investment company, all changes in the fair value of assets, including changes caused by foreign currency fluctuation, flow through current earnings.

As of September 30, 2012, there were no open forward foreign currency contracts outstanding. As of December 31, 2011, there were two open forward foreign currency contracts entered into with SunTrust, one selling 966 Euro and the other selling 12,989 GBP, for USD values of $1,295 and $20,308 at December 31, 2011, respectively. Unrealized appreciation as of December 31, 2011 totaled $180, or $44 and $136, respectively, for the Euro and GBP foreign currency forward contracts.

The Company had no derivatives designated as hedging instruments at September 30, 2012 and December 31, 2011.

Note 6. Borrowing Facilities and Senior Secured Notes

Senior Secured Credit Facility – In June 2012, Solar Capital Ltd. entered into a $485 million Senior Secured Credit Facility comprised of $450 million of multi-currency revolving credit and a $35 million term loan. In August 2012, the Company added $40 million under the Facility’s accordion feature split $25 million in USD revolving credit commitments and $15 million in a term loan. Borrowings bear interest at a rate per annum equal to LIBOR plus 2.50% or the alternate base rate plus 1.50%. The Facility has no LIBOR floor requirement. Citibank N.A. acted as Administrative Agent, JPMorgan Chase Bank, N.A. acted as Syndication Agent, and SunTrust Bank acted as Documentation Agent for the Facility. The Facility matures in July 2016 and includes a ratable amortization in the fourth year. At September 30, 2012, total outstanding USD equivalent borrowings under the Facility were $135,907.

The Facility may be increased up to $800 million with new or existing lenders. The Facility also contains certain customary affirmative and negative covenants and events of default. In addition, the Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company will pay the issuers of the term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance.

In conjunction with the establishment of the Facility, the predecessor facility and a term loan was retired, resulting in $2,295 of non-recurring charges to expense unamortized costs.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2012

(in thousands, except shares)

At September 30, 2012, the Company had outstanding non-USD borrowings on the revolving portion of the Facility. Unrealized appreciation (depreciation) on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency Amount	US$ Basis of Borrowing	Current Value	Unrealized Appreciation (Depreciation)
British Pound	22,000	$34,617	$35,521	($904)
British Pound	3,000	$4,659	$4,844	($185)
British Pound	10,000	$15,530	$16,146	($616)
Euro	11,000	$13,589	$14,134	($545)
Canadian Dollar	15,000	$15,205	$15,262	($57)

		$83,600	$85,907	($2,307)

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

The Company has made an irrevocable election to apply the fair value option of accounting to the Facility and the Private Notes in accordance with ASC 825-10. Accounting for the Facility and the Private Notes at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election, $3,881 and $1,128 of costs related to the establishment of the Facility and the Private Notes, respectively, were expensed as incurred, rather than being deferred and amortized over the life of the obligation. ASC 825-10 requires entities to record the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Facility and the Private Notes are reported in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2012, the Facility and the Private Notes had no net change in price as a percentage of par but recognizes unrealized (appreciation) depreciation on non-USD borrowings due to changes in foreign exchange rates as noted in the table above.

The weighted average annualized interest cost for all borrowings for the nine months ended September 30, 2012 and 2011 was 4.74% and 3.53%, respectively. These costs are exclusive of commitment fees and for other prepaid expenses, if any, related to establishing the Facility, the Private Notes, and the $100 Million Credit Facility (collectively the “Credit Facilities.”) This weighted average annualized interest cost reflects the average

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2012

(in thousands, except shares)

interest cost for all outstanding borrowings. For the nine months ended September 30, 2012 and 2011, average debt outstanding was $184,061 and $117,092, respectively. The maximum amounts borrowed on the Credit Facilities during the nine months ended September 30, 2012 and 2011 was $279,327 and $435,356, respectively. There was $248,362 drawn on the Credit Facilities as of September 30, 2012 and $236,355 as of December 31, 2011. At September 30, 2012 and December 31, 2011, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2012

(in thousands, except shares)

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

Fair Value Measurements

As of September 30, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	—	25,920	450,597	476,517
Subordinated Debt / Corporate Notes	—	30,076	464,518	494,594
Preferred Equity	—	—	147,852	147,852
Common Equity / Partnership Interests / Warrants	6,340	—	45,324	51,664
Derivative assets – interest rate caps contracts	—	30	—	30
Liabilities:
The Facility and Private Notes	—	—	210,907	210,907

Fair Value Measurements

As of December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$46,377	$366,019	$412,396
Subordinated Debt / Corporate Notes	—	10,508	536,351	546,859
Preferred Equity	—	—	14,664	14,664
Common Equity / Partnership Interests / Warrants	11,460	—	59,664	71,124
Derivative assets – interest rate cap	—	469	—	469
Derivative assets – forward contracts	—	180	—	180

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2012

(in thousands, except shares)

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the nine months ended September 30, 2012 and the year ended December 31, 2011, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2012 and December 31, 2011:

Fair Value Measurements Using Level 3 Inputs

As of September 30, 2012

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants
Fair value, December 31, 2011	$366,019	$536,351	$14,664	$59,664
Total gains or losses included in earnings:
Net realized gain (loss)	—	(20,322)	—	11,002
Net change in unrealized gain (loss)	4,439	36,181	(624)	(7,220)

Purchase of investment securities	170,748	92,174	134,090	2,879
Proceeds from dispositions of investment securities	(90,609)	(179,866)	(278)	(21,001)

Transfers in/out of Level 3	—	—	—	—

Fair value, September 30, 2012	$450,597	$464,518	$147,852	$45,324

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:

Net change in unrealized gain (loss):	$(9,408)	$(11,363)	$(1,068)	$(31,964)

During the nine months ended September 30, 2012, there were no transfers in and out of Levels 1 and 2.

Fair Value Measurements Using Level 3 Inputs

As of December 31, 2011

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants
Fair value, December 31, 2010	$200,532	$566,308	$3,934	$53,092
Total gains or losses included in earnings:
Net realized gain (loss)	(87)	6,218	—	(4,500)
Net change in unrealized gain (loss)	(13,392)	(6,991)	(448)	6,931
Purchase of investment securities	247,421	115,852	11,178	7,942
Proceeds from dispositions of investment securities	(68,455)	(103,971)	—	(3,801)
Transfers in/out of Level 3	—	(41,065)	—	—

Fair value, December 31, 2011	$366,019	$536,351	$14,664	$59,664

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(15,535)	$(17,844)	$(448)	$4,988

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2012

(in thousands, except shares)

During 2011, one investment with a fair value of $41,065 was transferred from Level 3 to Level 2 as a result of an increase in the availability and reliability of third party market quotes for this investment. During 2011, one asset with a fair value of $9,900 was transferred from Level 2 to Level 1 when trading restrictions expired on a publicly traded equity investment.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012:

For the nine months ended September 30, 2012
The Facility and Private Notes
Beginning fair value	$—
Total unrealized appreciation	—
Borrowings	314,907
Repayments	(104,000)
Transfers in/out of Level 3	—

Ending fair value	$210,907

The Company has made an irrevocable election to apply the fair value option of accounting to the Facility and the Private Notes, in accordance with ASC 825-10. On September 30, 2012, there were borrowings of $135,907 and $75,000, respectively, on the Facility and the Private Notes. For the three and nine months ended September 30, 2012, the Facility and the Private Notes had no net change in unrealized (appreciation) depreciation. The Company used an independent third-party valuation firm to measure the fair value of the Facility and Private Notes.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2012

(in thousands, except shares)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2012 is summarized in the table below:

Quantitative Information about Level 3 Fair Value Measurements

	Asset or Liability	Fair Value at September 30, 2012	Valuation Techniques/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured / Bank Debt	Asset	$450,597	Yield Analysis/Market Approach/Broker quoted	Market Yields / Bid-Ask Spreads	10.5% – 17.0% (12.9%)
Subordinated Debt / Corporate Note	Asset	$464,518	Yield Analysis/Market Approach/Broker quoted	Market Yields / Bid-Ask Spreads	12.00% – 18.0% (14.7%)
Preferred Equity	Asset	$147,852	Yield Analysis	Market Yields	8.0% – 15.00% (14.3%)
Common Equity	Asset	$45,324	Market Approach	Enterprise Value	6.8x – 10.0x
The Facility	Liability	$135,907	Yield Analysis/Market Approach	Market Yields	L+0.5% – L+5.5% (L+2.7%)
Private Notes	Liability	$75,000	Yield Analysis/Market Approach	Market Yields	4.5% – 7.3% (6.7%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

Note 8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings (loss) per share, pursuant to ASC 260-10, for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Numerator for basic and diluted increase in net assets per share:	$30,243	$(51,944)	$92,463	$9,458
Denominator for basic and diluted weighted average share:	36,948,921	36,498,451	36,732,790	36,442,550
Basic and diluted earnings (loss) per share:	$0.82	$(1.42)	$2.52	$0.26

Note 9. Taxation

We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2012

(in thousands, except shares)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2012 and for the year ended December 31, 2011:

	Nine months ended September 30, 2012	Year ended December 31, 2011
Per Share Data:(a)
Net asset value, beginning of year	$22.02	$22.73

Net investment income	1.57	2.25
Net realized and unrealized gain (loss)	0.95	(0.57)

Net increase in net assets resulting from operations	2.52	1.68

Dividends to shareholders	(1.83)	(2.40)
Effect of dilution	(0.01)	0.01

Net asset value, end of period	$22.70	$22.02

Total return(b)	12.23%	(1.07)%

Net assets, end of period	$877,603	$805,941

Per share market value at end of period	$22.92	$22.09

Shares outstanding end of period	38,667,196	36,608,038

Ratio to average net assets:(c)
Expenses without incentive fees	4.76%	4.45%
Incentive fees	1.75%	2.49%

Total expenses	6.51%	6.94%

Net investment income	6.99%	9.97%

Portfolio turnover ratio	39.21%	34.54%

(a)	Calculated using the average shares outstanding method
(b)	Total return is based on the change in market price per share during the period and takes into account dividends reinvested with the dividend reinvestment plan. Not annualized for periods less than one year.
(c)	Not annualized for nine months ended September 30, 2012

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES (unaudited)

(in thousands, except shares)

Schedule 12-14

			Nine months ended September 30, 2012
Portfolio Company	Investment	As of September 30, 2012 Number of Shares/Principal Amount	Amount of dividends and interest included in income	Amount of equity in net profit and loss	As of September 30, 2012 Fair Value
Investments Owned Greater than 25%
AviatorCap SII, LLC I	Senior Secured Debt	3,225	$345	$—	$3,225
AviatorCap SII, LLC II	Senior Secured Debt	4,733	479	—	4,733
AviatorCap SII, LLC III	Senior Secured Debt	5,151	824	—	5,152
USAW 767	Senior Secured Debt	3,539	173	—	3,539
SODO Corp.	Preferred Equity/ Common	2,117	130	—	2,371
SOCAY Corp.	Preferred Equity/ Common	13,719	858	—	14,490
SOINT, LLC	Senior Secured Debt	16,667	387	—	16,333
SOINT, LLC	Preferred Equity/ Common	86,667	196	—	8,667

Total Investments Owned Greater than 25%			$3,392	$—	$58,510

Investments Owned Greater than 5% and Less than 25%
Ark Real Estate Partners LP	Equity	44,697,684	$—	$—	$34,864
AREP Fifty-Seventh LLC	Senior Debt	19,769	430	—	19,373
ARK Real Estate Partners II LP	Senior Debt	8,027	38	—	7,866
DS Waters of America, Inc.	Senior Debt	30,689	1,207	—	31,763
Senior Preferred 15% Units of DSW Group Holdings LLC	Preferred Equity	1,445,321	9,471	—	122,274
Participating Preferred Units of DSW Group Holdings LLC	Common Equity	1,296,078	—	—	—

Total Investments Owned Greater than 5% and Less than 25%			$11,146	$—	$216,140

SOLAR CAPITAL LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES (unaudited) (continued)

(in thousands, except shares)

The table below represents the balance at the beginning of the year, December 31, 2011 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of September 30, 2012.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2011	Gross additions	Gross reductions	Change in Unrealized Gain (Loss)	Fair Value as of September 30, 2012
AviatorCap SII, LLC I	$3,671	$19	$503	$38	$3,225
AviatorCap SII, LLC II	5,611	27	964	58	4,732
AviatorCap SII, LLC III	8,724	83	3,704	49	5,152
USAW 767	4,831	34	1,365	39	3,539
SODO Corp.	1,949	107	—	315	2,371
SOCAY Corp.	12,668	660	—	1,162	14,490
SOINT, LLC	—	16,343	—	(10)	16,333
SOINT, LLC	—	8,667	—	—	8,667
Ark Real Estate Partners LP	35,820	2,879	—	(3,835)	34,864
AREP Fifty-Seventh LLC	—	19,769	—	(396)	19,373
ARK Real Estate Partners II LP	—	8,027	—	(161)	7,866
DS Waters of America, Inc.	—	36,437	6,755	2,081	31,763
Senior Preferred 15% Units of DSW Group Holdings LLC	—	124,532	276	(1,982)	122,274

Schedule 12-14

			Year ended December 31, 2011
Portfolio Company	Investment	As of December 31, 2011 Number of Shares/Principal Amount	Amount of dividends and interest included in income	Amount of equity in net profit and loss	As of December 31, 2011 Fair Value
Investments Owned Greater than 25%
AviatorCap SII, LLC I	Senior Debt	3,678	$288	$—	$3,671
AviatorCap SII, LLC II	Senior Debt	5,618	243	—	5,611
AviatorCap SII, LLC III	Senior Debt	8,696	628	—	8,724
USAW 767	Senior Debt	4,850	920	—	4,831
SODO Corp.	Preferred Equity/Common	2,009	96	—	1,949
SOCAY Corp.	Preferred Equity/Common	13,059	686	—	12,668
National Specialty Alloys, LLC	Equity	10,000	4,102	—	16,000

Total Investments Owned Greater than 25%			$6,963	$—	$53,454

Investments Owned Greater than 5% and Less than 25%
Ark Real Estate Partners LP	Equity	41,818,834	—	—	35,820

Total Investments Owned Greater than 5% and Less than 25%			$—	$—	$35,820

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the Company) as of September 30, 2012, and the consolidated statements of operations for the three and nine-month periods ended September 30, 2012 and 2011, the consolidated statement of changes in net assets for the nine-month period ended September 30, 2012 and consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management.

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

November 1, 2012

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

As of September 30, 2012, our investments totaled $1.17 billion and our net asset value was $877.6 million. Our portfolio was comprised of debt and equity investments in 41 portfolio companies and our income producing assets, which represented 93.8% of our total portfolio at fair value, had a weighted average annualized yield on a fair value basis of approximately 13.9%.

Recent Developments

Dividend

On November 1, 2012, our board of directors declared a quarterly dividend of $0.60 per share payable on January 3, 2013 to holders of record as of December 20, 2012. We expect the dividend to be paid from taxable earnings with specific tax characteristics reported to stockholders after the end of the calendar year.

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

Fair Value Measurements

As of September 30, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	—	25,920	450,597	476,517
Subordinated Debt / Corporate Notes	—	30,076	464,518	494,594
Preferred Equity	—	—	147,852	147,852
Common Equity / Partnership Interests / Warrants	6,340	—	45,324	51,664
Derivative assets – interest rate caps	—	30	—	30
Liabilities:
The Facility and Private Notes	—	—	210,907	210,907

At September 30, 2012, the fair value of investments classified as Level 3 was approximately $1,108 million or 92.3% of total assets. There were no investments transferred in or out of Level 3 during the 3rd quarter of 2012.

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

New Accounting Pronouncements and Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 was issued concurrently with International Financial Reporting Standards No. 13 (“IFRS 13”), Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements as is currently required under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The new standards did not extend the use of fair value but, rather, provided guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes were clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 eliminated the concepts of in-use and in-exchange when measuring fair value of all financial instruments. For Level 3 fair value measurements, the ASU requires that our disclosure include quantitative information about significant unobservable inputs, a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs, and a description of our valuation process. Public companies were required to apply ASU 2011-04 prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on the Company’s financial statements or its disclosures.

Portfolio Investments

The total value of our investments was approximately $1.17 billion and $1.05 billion at September 30, 2012 and December 31, 2011, respectively. During the three months ended September 30, 2012, we invested approximately $27.2 million in two new portfolio companies and $0.2 million in one existing portfolio company. During the nine months ended September 30, 2012, we originated approximately $191.8 million of investments in seven new portfolio companies and approximately $89.9 million was invested in six existing portfolio companies.

In certain instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of certain debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. Our portfolio activity may also reflect sales of securities. For the three months ended September 30, 2012, we had approximately $64.5 million in debt investments repaid as well as $7.0 million of investments sold. For the nine months ended September 30, 2012, we had approximately $176.7 million in debt investments repaid and sales of securities of approximately $36.4 million.

At September 30, 2012, we had investments in 41 portfolio companies that include debt and preferred securities in 37 portfolio companies, totaling approximately $1.12 billion, and equity investments in seven portfolio companies totaling approximately $51.7 million. At December 31, 2011, we had investments in 42 portfolio companies that include debt and preferred securities of 36 portfolio companies, totaling approximately $973.9 million, and equity investments in seven portfolio companies totaling approximately $71.1 million.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$484,350	$476,517	$426,201	$412,396
Subordinated Debt/Corporate Notes	508,558	494,594	604,157	546,859
Preferred Equity	148,921	147,852	15,107	14,664
Common Equity/Partnership Interests/Warrants	88,430	51,664	107,108	71,124

Total	$1,230,259	$1,170,627	$1,152,573	$1,045,043

As of September 30, 2012, the Company had two non-accrual assets with a total market value of $20,725. As of December 31, 2011, there was one non-accrual asset with a market value of $5,875.

As of September 30, 2012 and December 31, 2011, the weighted average yield on income producing investments in our portfolio based on fair market value was approximately 13.9% and 14.2%, respectively. The weighted average yield on income producing investments in our portfolio based on cost was approximately 13.9% and 13.2%, respectively.

Results of Operations for the Three and Nine Months Ended September 30, 2012 compared to the Three and Nine Months Ended September 30, 2011

Investment Income

For the three and nine months ended September 30, 2012, gross investment income totaled $40.6 million and $111.8 million, respectively. For the three and nine months ended September 30, 2011, gross investment income totaled $35.3 million and $102.9 million, respectively. The increase in gross investment income for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 was primarily due to a larger average earning asset base partially offset by a slightly lower weighted average yield on the comparative portfolios.

Expenses

Total expenses, including income taxes, totaled $18.4 million and $54.0 million, respectively, for the three and nine months ended September 30, 2012, of which $11.6 million and $31.5 million, respectively, were base management fees and performance-based incentive fees and $3.5 million and $15.2 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $3.2 million and $7.0 million, respectively, for the three and nine months ended September 30, 2012. Total expenses, including income taxes, totaled $14.6 million and $41.7 million, respectively, for the three and nine months ended September 30, 2011, of which $10.5 million and $30.6 million, respectively, were base management fees and performance -based incentive fees and $2.2 million and $6.2 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $1.6 million and $4.1 million, respectively, for the three and nine months ended September 30, 2011. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in expenses from the September 2012 periods to the September 2011 periods was primarily due to an increase in interest and related expenses associated with the establishment of a new credit facility and the issuance of private notes, together with a larger average outstanding debt balance relative to comparative periods. In addition, higher administrative services and other general and administrative expenses were primarily related to higher legal, insurance and tax services expense.

Net Investment Income

The Company’s net investment income totaled $22.3 million and $57.7 million, or $0.60 and $1.57, on a per average share basis, respectively, for the three and nine months ended September 30, 2012. The Company’s net investment income totaled $20.7 million and $61.2 million, or $0.57 and $1.68 on a per average share basis, respectively, for the three and nine months ended September 30, 2011.

Net Realized Gains (Losses)

Net realized gains (losses) for the three and nine months ended September 30, 2012 were $0.4 million and ($9.6) million, respectively. For the three and nine months ended September 30, 2011, net realized gains (losses) totaled $2.1 million and ($2.3) million, respectively. Net realized gains were not significant for the three months ended September 30, 2012 but net realized losses for the nine month period ended September 30, 2012 were primarily derived from the recapitalization of our investment in DSW Group. Realized losses incurred upon the exit of this investment reversed out previously reported unrealized losses. Net realized gains and net realized losses for the three and nine months ended September 30, 2011, respectively, were primarily derived from selected exits of outperforming and underperforming investments.

Net Unrealized Appreciation (Depreciation) on Investments, Foreign Currencies and Derivatives

For the three and nine months ended September 30, 2012, the net change in unrealized appreciation (depreciation) on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $7.6 million and $44.4 million, respectively. For the three and nine months ended September 30, 2011, the net change in unrealized appreciation (depreciation) on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled ($74.8) million and ($49.4) million, respectively. For the three and nine months ended September 30, 2012, unrealized appreciation was derived from a general tightening of credit spreads and modestly improved overall health of the investment portfolio. For the three and nine months ended September 30, 2011, unrealized depreciation was derived from a temporary spike in credit spreads and generally weaker market conditions during the period.

Net Increase (Decrease) in Net Assets Resulting From Operations

For the three and nine months ended September 30, 2012, the Company had a net increase in net assets resulting from operations of $30.2 million and $92.5 million, respectively. For the three months ended September 30, 2011, the Company had a net decrease in net assets resulting from operations of $51.9 million. For the nine months ended September 30, 2011, the Company had a net increase in net assets resulting from operations of $9.5 million. For the three and nine months ended September 30, 2012 earnings per average share were $0.82 and $2.52, respectively. Losses per average share were $1.42 for the three months ended September 30, 2011. For the nine months ended September 30, 2011, earnings per average share totaled $0.26.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through its $525 million credit facility maturing in July 2016 (the “Facility”) and a $100 million credit facility maturing in December 2015, through cash flows from operations, investment sales, repayments of senior and subordinated loans, income earned on investments and cash equivalents, and we expect periodic follow-on equity and/or debt offerings. We may from time to time issue such securities in either public or private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our shareholders, or for other general corporate purposes.

On August 23, 2012, the Company entered into its most recent follow-on public equity offering of 2.0 million shares of common stock at $22.51 per share raising approximately $45.0 million in proceeds. In the future, the Company may raise additional equity or debt capital, among other considerations.

At September 30, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $13.0 million and $11.8 million, respectively. Cash (used) and provided by operating activities for the nine months ended September 30, 2012 and 2011 was approximately ($15.7) million and $30.9 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

Credit Facilities and Senior Secured Notes – In June 2012, Solar Capital Ltd. entered into a $485 million Senior Secured Credit Facility comprised of $450 million of multi-currency revolving credit and a $35 million term loan. In August 2012, the Company added $40 million under the Facility’s accordion feature split $25 million in revolving credit commitments and $15 million in a term loan. Borrowings bear interest at a rate per annum equal to the base rate plus 2.50% or the alternate base rate plus 1.50% and has no LIBOR floor requirement. The increased $525 Million Facility matures in July 2016 and includes a ratable amortization in the fourth year. With additional new lenders or the increase in commitments of current lenders, the Facility may be increased up to $800 million. The Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company will also pay issuers of term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the establishment of the Facility, a predecessor facility and term loan were retired.

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

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of September 30, 2012:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Senior secured revolving credit facilities(1)	$123.4	$—	$—	$123.4	$—
Senior Secured Notes	$75.0	$—	$—	$75.0	$—
Term Loan	$50.0	$—	$—	$50.0	$—

(1)	As of September 30, 2012, we had approximately $452 million of unused borrowing capacity under our credit facilities.

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

Distributions and Dividends

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2012
November 1, 2012	December 20, 2012	January 3, 2013	$0.60
July 31, 2012	September 20, 2012	October 2, 2012	$0.60
May 1, 2012	June 19, 2012	July 3, 2012	0.60
February 22, 2012	March 20, 2012	April 3, 2012	0.60

Total 2012			$2.40

Fiscal 2011
November 1, 2011	December 15, 2011	December 29, 2011	$0.60
August 2, 2011	September 20, 2011	October 4, 2011	0.60
May 2, 2011	June 17, 2011	July 5, 2011	0.60
March 1, 2011	March 17, 2011	April 4, 2011	0.60

Total 2011			$2.40

Fiscal 2010
November 2, 2010	December 17, 2010	December 30, 2010	$0.60
August 3, 2010	September 17, 2010	October 4, 2010	0.60
May 4, 2010	June 17, 2010	July 2, 2010	0.60
January 26, 2010	March 18, 2010	April 1, 2010	0.34	*

Total 2010			$2.14

*	Partial period dividend of $0.60 per share prorated for the number of days that remained in the quarter after our initial public offering.

Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of each calendar year. Future quarterly dividends, if any, will be determined by our board of directors.

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

Solar Capital Partners, LLC and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, Solar Capital Partners, LLC presently serves as investment adviser to Solar Senior Capital Ltd., a publicly traded BDC, which to focuses on investing primarily in senior secured loans, including first lien, unitranche and second lien debt instruments. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Richard Peteka, our chief financial officer, serve in similar capacities for Solar Senior Capital Ltd.

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

We are subject to financial market risks, including changes in interest rates. During the nine months ended September 30, 2012, certain of the loans in our portfolio had floating interest rates and our credit facilities also incur floating rate interest. Interest rates on these loans are typically based on floating LIBOR and reset to current market rates every one to six months. A moderate change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps, caps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During 2011, we purchased two 1.00% LIBOR caps on a total of $150 million of notional for 3 years. If during the three year contract period LIBOR exceeds 1.00%, we will receive payments from the counterparty equal to the difference between LIBOR and 1.00% on $150 million. The cost of the caps was approximately $2.9 million.

The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at September 30, 2012. Interest expense is calculated separately for each of our borrowings. For our credit facilities, we use the balance and interest rate as of September 30, 2012 and adjust the interest rate based on the hypothetical changes below. The base interest rate case assumes the rates on our portfolio investments remain as they were on September 30, 2012. All of the hypothetical calculations are based on a model of our portfolio for the twelve months subsequent to September 30, 2012 and assume no change to any input other than the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (Unaudited)
-25 Basis Points	0.27%
Base Interest Rate	0.00%
+100 Basis Points	(0.73%)
+200 Basis Points	(0.82%)

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission (“SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors during the nine months ended September 30, 2012 discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the quarter ended September 30, 2012.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(2)

3.2	Amended and Restated Bylaws(2)

4.1	Form of Common Stock Certificate(3)

4.2	Form of Indenture(7)

10.1	Dividend Reinvestment Plan(2)

10.2	Form of Senior Secured Credit Agreement by and between the Registrant, Citibank, N.A., as administrative agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and SunTrust Bank, as documentation agent(8)

10.3	Form of Loan and Servicing Agreement by and among the Registrant, Solar Capital Funding II LLC, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Delaware Trust Company, as collateral agent and Wells Fargo Bank, N.A., as account bank and collateral custodian(5)

10.4	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.5	Form of Custodian Agreement(3)

10.6	Administration Agreement by and between Registrant and Solar Capital Management, LLC(1)

10.7	Form of Indemnification Agreement by and between Registrant and each of its directors(2)

10.8	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(1)

10.9	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited(2)

10.10	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(2)

10.11	Form of Registration Rights Agreement(4)

10.12	Form of Purchase and Sale Agreement by and between the Registrant and Solar Capital Funding II LLC(5)

10.13	Amendment No. 2 to the Loan and Servicing Agreement by and among Registrant, Solar Capital Funding II LLC, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Delaware Trust Company, as collateral agent, and Wells Fargo Bank, N.A., as account bank and collateral custodian(6)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on February 9, 2010.
(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on December 22, 2010.
(6)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on February 8, 2012.
(7)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 1 (File No. 333-172968) filed on July 6, 2011.
(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on July 6, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 1, 2012.

SOLAR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer
(Principal Financial and Accounting Officer)