Form 10-K
period 2012-12-31
Solar Capital Ltd.
filed 2013-02-25
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 814-00754

SOLAR CAPITAL LTD.

(Exact name of registrant as specified in its charter)

Maryland	26-1381340
(State of Incorporation)	(I.R.S. Employer Identification Number)

500 Park Avenue New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 993-1670

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share; 6.75% Senior Notes due 2042	The NASDAQ Global Select Market; The New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 29, 2012 based on the closing price on that date of $22.26 on the NASDAQ Global Select Market was approximately $721.9 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 44,973,532 shares of the Registrant’s common stock outstanding as of February 21, 2013.

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

SOLAR CAPITAL LTD

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

Item 1.	Business

Solar Capital Ltd. (“Solar”, “Solar Capital”, the “Company”, “we” or “our”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

As of December 31, 2012, our investment portfolio totaled $1.4 billion and our net asset value was $878.3 million. Our portfolio was comprised of debt and equity investments in 40 portfolio companies with our debt and preferred portfolios having a weighted average annualized yield on a fair value basis of approximately 14.2%.

During the year ended December 31, 2012, we originated approximately $611.6 million of investments in 9 new and 8 existing portfolio companies. Investments sold or prepaid during the fiscal year ended December 31, 2012 totaled $325.2 million.

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

In addition, Solar Capital Partners presently serves as the investment adviser for Solar Senior Capital Ltd, or “Solar Senior,” a publicly traded business development company with more than $380 million of investable capital that invests in the senior debt securities of leveraged middle market companies similar to those we intend to target for investment. The investment team led by Messrs. Gross and Spohler have invested approximately $3.4 billion in more than 120 different portfolio companies for Solar Capital and Solar Senior, which investments involved an aggregate of more than 90 different financial sponsors, through December 31, 2012. Since Solar Capital’s inception, these investment professionals have used their relationships in the middle-market financial sponsor and financial intermediary community to generate deal flow. As of February 21, 2013, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 4.7% and 4.6%, respectively, of our outstanding common stock.

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

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of our outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

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

As a BDC, we are required to meet a coverage ratio, reflecting the value of our total assets to our total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission (“SEC”).

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

i.) does not have any class of securities that is traded on a national securities exchange;

ii.) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.) is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.) is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

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

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders (or former stockholders) to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to non-public personal information about our stockholders to employees of our investment adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Taxation as a Regulated Investment Company

As a BDC, we elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”). If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed not distributed) to our stockholders.

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

The Regulated Investment Company Modernization Act of 2010, which is generally effective for 2011 and subsequent tax years, provides some relief from RIC disqualification due to failures of the income and asset diversification requirements, although there may be additional taxes due in such cases.

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders as dividends and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” in the hands of non-corporate stockholders (and thus eligible for the same lower maximum tax rate applicable to long-term capital gains) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate shareholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To re-qualify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that re-qualify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

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

•

costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and all other expenses incurred by either Solar Capital Management or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and our chief financial officer and any administrative support staff.

Investments

Solar Capital seeks to create a diverse portfolio that includes senior secured loans, mezzanine loans and equity securities by investing approximately $20 to $100 million of capital, on average, in the securities of leveraged companies, including middle-market companies. Our portfolio includes both senior secured loans and mezzanine loans. Structurally, mezzanine loans usually rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of insolvency. However, mezzanine loans rank senior to common and preferred equity in a borrowers’ capital structure. Typically, mezzanine loans have both elements of debt and equity instruments, offering fixed returns in the form of interest payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest may take the form of warrants. Due to its higher risk profile and often less restrictive covenants as compared to senior loans, mezzanine loans generally earn a higher return than senior secured loans. The warrants associated with mezzanine loans are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine loans also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula. We believe that mezzanine loans offer an attractive investment opportunity based upon their historic returns and resilience during economic downturns.

In addition to senior secured loans and mezzanine loans, we may invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our returns to our investors. These investments may include direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a business development company under the 1940 Act.

We may borrow funds to make investments. As a result, we will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in management fees payable to our investment adviser, Solar Capital Partners, will be borne by our common stockholders.

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

The following is a representative list of the industries in which we have invested:

•    Aerospace & Defense

•    Automobile

•    Banking

•    Beverage, Food & Tobacco

•    Buildings & Real Estate

•    Broadcasting & Entertainment

•    Cargo Transport

•    Chemicals, Plastics & Rubber

•    Containers, Packaging & Glass

•    Diversified/Conglomerate Manufacturing

•    Diversified Financial Services

•    Electronics

•    Farming & Agriculture

•    Finance

•    Grocery

•    Healthcare, Education & Childcare

•    Home, Office Furnishings & Durable Consumer Products

•    Hotels, Motels, Inns and Gaming

•    Insurance

•    IT Services

•    Leisure, Amusement & Entertainment

•    Machinery

•    Mining, Steel, Iron & Non-Precious Metals

•    Personal & Nondurable Consumer Products

•    Personal, Food & Misc. Services

•    Personal Transportation

•    Professional Services

•    Retail Stores

•    Software

•    Telecommunications

•    Textiles & Leather

•    Utilities

We may also invest in other industries if we are presented with attractive opportunities.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

At December 31, 2012, our portfolio consisted of 40 portfolio companies and was invested 33.7% in senior secured loans, 32.0% in subordinated debt, 10.9% in preferred equity and 23.4% in common equity and warrants, in each case, measured at fair value. We expect that our portfolio will continue to include primarily senior secured and mezzanine loans as well as, to a lesser extent, equity-related securities. In addition, we also expect to invest a portion of our portfolio in portion of the portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.

While our primary investment objective is to generate current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2012 and 2011:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2012

Portfolio Company	% of Total Assets
Crystal Capital Financial Holdings LLC	19.2%
DS Waters of America, Inc.	11.0%
Midcap Financial Intermediate Holdings LLC	5.9%
ARK Real Estate	4.8%
Earthbound Farm	3.9%
WireCo. Worldgroup Inc.	3.4%
Adams Outdoor Advertising	3.0%
Rug Doctor L.P.	3.0%
Trident USA Health Services, LLC	2.9%
ViaWest Inc.	2.9%

Industry	% of Total Assets
Diversified Financial Services	19.2%
Beverage, Food & Tobacco	12.6%
Banking	8.4%
Personal, Food & Misc. Services	7.6%
Insurance	6.7%
Buildings & Real Estate	4.8%
Healthcare, Education & Childcare	4.2%
Farming & Agriculture	3.9%
Aerospace & Defense	3.9%
Leisure, Amusement & Entertainment	3.6%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2011

Portfolio Company	% of Total Assets
DSW Group, Inc.	9.9%
Midcap Financial Intermediate Holdings, LLC	7.0%
Earthbound Farm	5.2%
Rug Doctor L.P.	4.4%
Adams Outdoor Advertising	3.9%
Asurion Corporation	3.7%
Weetabix Group	3.5%
Isotoner Corporation	3.5%
Vision Holdings Corp.	3.4%
Ark Real Estate Partners L.P.	3.3%

Industry	% of Total Assets
Beverage, Food & Tobacco	15.3%
Insurance	9.9%
Banking	9.2%
Personal, Food & Misc. Services	7.4%
Leisure, Amusement & Entertainment	7.1%
Healthcare, Education & Childcare	5.3%
Farming & Agriculture	5.2%
Grocery	5.1%
Retail Stores	4.2%
Diversified/Conglomerate Services	3.9%

Listed below is the geographic breakdown of the portfolio based on fair value as of December 31, 2012 and 2011:

Geographic Region	% of Portfolio at December 31, 2012	Geographic Region	% of Portfolio at December 31, 2011
United States	94.9%	United States	90.1%
Canada	2.5%	Canada	2.8%
Western Europe	2.5%	Western Europe	7.0%
Australia	0.1%	Australia	0.1%

	100.0%		100.0%

Investment Selection Process

Solar Capital Partners is committed to and utilizes a value-oriented investment philosophy with a focus on the preservation of capital and a commitment to managing downside exposure.

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

We seek companies that we believe will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We believe that such internally generated cash flow, leading to the payment of our interest, and the repayment of our principal, represent a key means by which we will be able to exit from our investments over time.

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

The illustration below provides Solar Capital’s target portfolio companies and the targeted position of its investment in a company’s capital structure:

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

Due Diligence

Our “private equity” approach to credit investing incorporates extensive in-depth due diligence often alongside the private equity sponsor. In conducting due diligence, we will use publicly available information as well as information from relationships with former and current management teams, consultants, competitors and investment bankers. We believe that our due diligence methodology allows us to screen a high volume of potential investment opportunities on a consistent and thorough basis.

Our due diligence typically includes:

•	review of historical and prospective financial information;

•	review and valuation of assets;

•	research relating to the company’s management, industry, markets, products and services and competitors;

•	on-site visits;

•	discussions with management, employees, customers or vendors of the potential portfolio company;

•	review of senior loan documents; and

•	background investigations.

We also expect to evaluate the private equity sponsor making the investment. Further, due to Solar Capital Partners’ considerable repeat business with sponsors, we have direct experience with the management teams of many sponsors. A private equity sponsor is typically the controlling shareholder upon completion of an investment and as such is considered critical to the success of the investment. The equity sponsor is evaluated along several key criteria, including:

•	Investment track record;

•	Industry experience;

•	Capacity and willingness to provide additional financial support to the company through additional capital contributions, if necessary; and

•	Reference checks.

Throughout the due diligence process, a deal team is in constant dialogue with the management team of the company in which we are considering to invest to ensure that any concerns are addressed as early as possible through the process and that unsuitable investments are filtered out before considerable time has been invested.

Upon the completion of due diligence and a decision to proceed with an investment in a company, the investment professionals leading the investment present the investment opportunity to Solar Capital Partners’ investment committee, which then determine whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

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

We also invest in portfolio companies in the form of senior secured loans. These senior secured loans typically provide for deferred interest payments in the first few years of the term of the loan. We seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

Typically, our mezzanine and senior secured loans have final maturities of five to ten years. However, we expect that our portfolio companies often may repay these loans early, generally within three to four years from the date of initial investment. To preserve an acceptable return on investment, we seek to structure these loans with prepayment premiums.

In the case of our mezzanine loan and senior secured loan investments, we tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior or fulcrum position in the capital structure of our portfolio companies, we will seek to limit the downside potential of our investments by:

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

We generally seek to hold most of our investments to maturity or repayment, but will sell our investments earlier, including if a liquidity event takes place such as the sale or recapitalization of a portfolio company.

Managerial assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services.

Ongoing Relationships with Portfolio Companies

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2012, the weighted average investment rating on the fair market value of our portfolio was a 2. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value shall be determined, at all times consistent with U.S. generally accepted accounting principles (“GAAP”) and the 1940 Act and generally value our assets on a quarterly basis, or more frequently if required. Our valuation procedures are set forth in more detail below:

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

The recommendation of fair value will generally consider the following factors among others, as relevant:

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

Competition

Our primary competitors provide financing to middle-market companies and include other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. However, we continue to believe that there has been a reduction in the amount of debt capital available since the downturn in the credit markets, which began in mid-2007, and that this has resulted in a less competitive environment for making new investments. While many middle-market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing will become more difficult as implementation of U.S. and international financial reforms, such as Basel 3, will limit the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. We believe that many of these financial institutions have de-emphasized their service and product offerings to middle-market companies in particular.

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We use the industry information available to Messrs. Gross and Spohler and the other investment professionals of Solar Capital Partners to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of Messrs. Gross and Spohler and the other investment professionals of our investment adviser enable us to learn about, and compete effectively for, financing opportunities with attractive leveraged companies in the industries in which we seek to invest.

Staffing

We do not currently have any employees. Mr. Gross, our chairman and chief executive officer, and Mr. Spohler, our chief operating officer, currently serve as the managing member and a partner, respectively, of our investment adviser, Solar Capital Partners. Richard Peteka, our chief financial officer and corporate secretary, is an officer and employee of Solar Capital Management, and performs his functions as chief financial officer under the terms of our Administration Agreement. Guy Talarico, our chief compliance officer, is the chief executive officer of Alaric Compliance Services, LLC, and performs his functions as our chief compliance officer under the terms of an agreement between Solar Capital Management and Alaric Compliance Services, LLC. Solar Capital Management has retained Mr. Talarico and Alaric Compliance Services, LLC pursuant to its obligations under our Administration Agreement.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	Pursuant to Rule 13a-14 of the 1934 Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•

Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of the effectiveness of internal controls over financial reporting and obtain an audit of the effectiveness of internal controls over financial reporting performed by our independent registered public accounting firm; and

•

Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

We invest primarily in senior secured term loans, mezzanine loans and preferred securities, and select equity investments issued by leveraged companies.

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

Mezzanine Loans and Preferred Securities. Our mezzanine and preferred investments are generally subordinated to senior loans and are generally unsecured. As such, other creditors may rank senior to us in the event of insolvency. This may result in an above average amount of risk and loss of principal.

Equity Investments. When we invest in senior secured loans, mezzanine loans or preferred securities, we may acquire common equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to exit such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

We generally make investments in private companies. We invest and expect to continue investing in companies whose securities have no established trading market and whose securities are and will be subject to legal and other restrictions on resale or whose securities are and will be less liquid than are publicly-traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain our qualification as a business development company and as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies performs poorly or defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments may be concentrated in relatively few industries or portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

Capital markets have recently been in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which had, and may in the future have, a negative impact on our business and operations.

The global capital markets have recently been in a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2012 Annual Stockholders Meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price below the then current net asset value per share during a period beginning on May 3, 2012 and expiring on the earlier of the one-year anniversary of the date of the 2012 Annual Stockholders Meeting and the date of our 2013 Annual Stockholders Meeting, which is expected to be held in late April or early May 2013. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock at a price below our then current net asset value per share. In addition, our ability to incur indebtedness (including by issued preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

If we cannot obtain additional capital because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending and investment activities, our net asset value could decrease and our level of distributions and liquidity could be affected adversely.

Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to the prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current economic and capital market conditions could have a material adverse effect on our ability to secure financing on favorable terms, if at all.

If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful and we may be limited in our ability to make new commitments or fundings to our portfolio companies.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, financial condition and results of operations.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the capital markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided significant managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holdings and subordinate all or a portion of our claim to that of other creditors.

These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing which they are unable to secure and which we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.

We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.

In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we sometimes make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to equitable subordination. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.

The business, financial condition and results of operations of our portfolio companies could be adversely affected by worldwide economic conditions, as well as political and economic conditions in the countries in which they conduct business.

The business and operating results of our portfolio companies may be impacted by worldwide economic conditions. Although the U.S. economy has in recent quarters shown signs of recovery from the 2008–2009 global recession, the strength and duration of any economic recovery will be impacted by worldwide economic growth. For instance, a number of recent reports indicate that growth in China and other emerging markets may be slowing relative to historical growth rates. The significant debt in U.S. and European countries is expected to hinder growth in those countries for the foreseeable future. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations.

Some of the products of our portfolio companies are developed, manufactured, assembled, tested or marketed outside the U.S. Any conflict or uncertainty in these countries, including due to natural disasters, public health concerns, political unrest or safety concerns, could harm their business, financial condition and results of operations. In addition, if the government of any country in which their products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm their businesses.

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

Price declines and illiquidity in the corporate debt markets may adversely affect, and may continue to adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation. Any unrealized depreciation that we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution and could adversely affect our ability to service our outstanding borrowings.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods and could materially adversely affect our ability to service our outstanding borrowings. The unprecedented declines in prices and liquidity in the corporate debt markets from 2008 through mid-2010 resulted in significant net unrealized depreciation in our portfolio, reducing our net asset value. Depending on market conditions, we could incur substantial losses in future periods, which could further reduce our net asset value and have a material adverse impact on our business, financial condition and results of operations.

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

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be prepaid prior to maturity. When this occurs, we may reduce our borrowings outstanding or reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments, if any, will typically have substantially lower yields than the debt investment being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt investment that was prepaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay dividends, could adversely affect our results of operation and financial condition and cause the loss of all or part of your investment.

Our loans could be subject to equitable subordination by a court which would increase our risk of loss with respect to such loans.

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

We invest primarily in senior secured loans, mezzanine loans, preferred securities, and equity securities issued by our portfolio companies. Our portfolio companies typically have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. Any such limitations on the ability of our portfolio companies to make principal or interest payments to us, if at all, may reduce our net asset value and have a negative material adverse impact to our business, financial condition and results of operation.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. To the extent we engage in hedging transactions, we also face the risk that counterparties to the derivative instruments we hold may default, which may expose us to unexpected losses from positions where we believed that our risk had been appropriately hedged.

Our investment adviser may not be able to achieve the same or similar returns as those achieved by our senior investment professionals while they were employed at prior positions.

Although in the past our senior investment professionals held senior positions at a number of investment firms, their track record and achievements are not necessarily indicative of future results that will be achieved by our investment adviser. In their roles at such other firms, our senior investment professionals were part of investment teams, and they were not solely responsible for generating investment ideas. In addition, such investment teams arrived at investment decisions by consensus.

Risks Relating to an Investment in Our Securities

Our shares may trade at a substantial discount from net asset value and may continue to do so over the long term.

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2012 Annual Stockholders Meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price below the then current net asset value per share during a period beginning on May 3, 2012 and expiring on the earlier of the one-year anniversary of the date of the 2012 Annual Stockholders Meeting and the date of our 2013 Annual Stockholders Meeting, which is expected to be held in late April or early May 2013. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock at a price below our then current net asset value per share. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. As a RIC, if we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including failure to obtain, or possible loss of, the federal income tax benefits allowable to RICs. We cannot assure you that you will receive distributions at a particular level or at all.

We may choose to pay dividends in our own common stock, in which case our stockholders may be required to pay federal income taxes in excess of the cash dividends they receive.

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

The senior investment professionals of Solar Capital Partners are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Messrs. Gross and Spohler will dedicate a significant portion of their time to the activities of Solar Capital; however, they may be engaged in other business activities which could divert their time and attention in the future. Specifically each of Messrs. Gross and Spohler serve as chief executive officer and chief operating officer, respectively, of Solar Senior.

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

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act and our revolving credit facilities. Any such failure could result in an event of default and all of our debt being declared immediately due and payable and would affect our ability to issue senior securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw on our credit facilities. For example, we cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally.

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

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund growth in our investments. We expect to issue equity securities and expect to borrow from financial institutions in the future. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our regulated investment company status. As a result, any such cash earnings may not be available to fund investment originations. We expect to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue additional preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

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

Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

In order to satisfy the tax requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain realized net long-term capital gains, which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

As of December 31, 2012, we had $264 million outstanding under our revolving credit facilities, $50 million outstanding of term loans, $75 million outstanding of senior secured notes and $100 million outstanding of unsecured senior notes. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of Solar Capital and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our net asset value per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We cannot determine the resulting reduction in our net asset value per share of any such issuance. We also cannot predict whether shares of our common stock will trade above, at or below our net asset value.

At our 2012 Annual Stockholders Meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below the then current net asset value per share during a period beginning on May 3, 2012 and expiring on the earlier of the one-year anniversary of the date of the 2012 Annual Stockholders Meeting and the date of our 2013 Annual Stockholders Meeting, which is expected to be held in late April or early May 2013.

The trading market or market value of our publicly issued debt securities may fluctuate.

Our publicly issued debt securities, including our 6.75% unsecured senior notes that mature in 2042 (“Unsecured Notes”), may or may not have an established trading market. We cannot assure you that a trading market for our publicly issued debt securities will be maintained. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the ratings assigned by national statistical ratings agencies;

•	the general economic environment;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption or repayment features, if any, of these debt securities;

•	the level, direction and volatility of market interest rates generally; and

•

market rates of interest higher or lower than rates borne by the debt securities. You should also be aware that there may be a limited number of buyers when you decide to sell your debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

Our credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.

Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.

All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that opt out of our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. As of December 31, 2012, we had $264 million outstanding under our revolving credit facilities, $50 million outstanding of term loans, $75 million outstanding of senior secured notes and $100 million outstanding of unsecured senior notes. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including our credit facilities and notes, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. Additionally, our revolving credit facilities require us to comply with certain financial and other restriction covenants including maintaining an asset coverage ratio of not less than 200% at any time. Failure to maintain compliance with these covenants could result in an event of default and all of our debt being declared immediately due and payable. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, our credit facilities impose, and any other debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on the portfolio, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(19.0%)	(10.8%)	(2.7%)	5.5%	13.6%

(1)	Assumes $1.43 billion in total assets and $489.45 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2012, and a cost of funds of 4.81%. Excludes non-leverage related expenses.

It is likely that the terms of any current or future long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

Under our borrowings and credit facilities, current lenders have, and any future lender or lenders may have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. Our current credit facilities and borrowings also subject us to various financial and operating covenants, including, but not limited to, maintaining certain financial ratios and minimum tangible net worth amounts. Future credit facilities and borrowings will likely subject us to similar or additional covenants. In addition, we may grant a securities interest in our assets in connection with any such credit facilities and borrowings.

Our current credit facilities generally contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, such credit facilities require or are expected to require the repayment of all outstanding debt on the maturity which may disrupt our business and potentially the business of our portfolio companies that are financed through the facilities. An event of default under these facilities would likely result, among other things, in termination of the availability of further funds under the facilities and accelerated maturity dates for all amounts outstanding under the facilities, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through the facilities. This could reduce our revenues and, by delaying any cash payment allowed to us under our facilities until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

The terms of future available financing may place limits on our financial and operation flexibility. If we are unable to obtain sufficient capital in the future, we may be forced to reduce or discontinue our operations, not be able to make new investments, or otherwise respond to changing business conditions or competitive pressures.

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

Pending legislation may allow us to incur additional leverage.

As a business development company, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

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

Our quarterly and annual operating results are subject to fluctuation as a result of the nature of our business, and if we fail to achieve our investment objective, the net asset value of our common stock may decline.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including, but not limited to, the interest rate payable on the debt securities that we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, changes in our portfolio composition, the degree to which we encounter competition in our markets, market volatility in our publicly traded securities and the securities of our portfolio companies, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. In addition, any of these factors could negatively impact our ability to achieve our investment objectives, which may cause our net asset value of our common stock to decline.

Our investments may be in portfolio companies which may have limited operating histories and financial resources.

We expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to U.S. and foreign economic downturns such as the current recession and European financial crisis may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies compete with larger, more established companies with greater access to, and resources for, further development in these new technologies. We may lose our entire investment in any or all of our portfolio companies.

Our equity ownership in a portfolio company may represent a control investment. Our ability to exit an investment in a timely manner because we are in a control position or have access to inside information in the portfolio company could result in a realized loss on the investment.

If we obtain a control investment in a portfolio company our ability to divest ourselves from a debt or equity investment could be restricted due to illiquidity in a private stock, limited trading volume on a public company’s stock, inside information on a company’s performance, insider blackout periods, or other factors that could prohibit us from disposing of the investment as we would if it were not a control investment. Additionally, we may choose not to take certain actions to protect a debt investment in a control investment portfolio company. As a result, we could experience a decrease in the value of our portfolio company holdings and potentially incur a realized loss on the investment.

There are significant potential conflicts of interest which could impact our investment returns.

Our executive officers and directors, as well as the current and future partners of our investment adviser, Solar Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. For example, Solar Capital Partners presently serves as investment adviser to Solar Senior Capital Ltd., a publicly-traded BDC which focuses on investing primarily in senior secured loans, including first lien, uni-tranche and second lien debt instruments. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Richard L. Peteka, our chief financial officer, serve in similar capacities for Solar Senior Capital Ltd. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Solar Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although Solar Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Solar Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.

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

If we fail to qualify for RIC tax treatment for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our common stock and the total return, if any, obtainable from your investment in our common stock. Any net operating losses that we incur in periods during which we qualify as a RIC will not offset net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we are otherwise required to distribute, and we cannot pass such net operating losses through to our stockholders. In addition, net operating losses that we carry over to a taxable year in which we qualify as a RIC normally cannot offset ordinary income or capital gains.

We may have difficulty satisfying the annual distribution requirement in order to qualify and maintain RIC status if we recognize income before or without receiving cash representing such income.

In accordance with generally accepted accounting principles and tax requirements, we include in income certain amounts that we have not yet received in cash, such as contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such payment-in-kind interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts prior to receiving the related cash.

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amount that we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because these warrants generally will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we would need to obtain cash from other sources or to pay a portion of our distributions using shares of newly issued common stock, consistent with Internal Revenue Service requirements, to satisfy such distribution requirements.

Other features of the debt instruments that we hold may also cause such instruments to generate an original issue discount, resulting in a dividend distribution requirement in excess of current cash interest received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the RIC tax requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Under such circumstances, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are unable to obtain cash from other sources and are otherwise unable to satisfy such distribution requirements, we may fail to qualify for the federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level income tax on all our income.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Solar Capital or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Control Share Act only if our board of directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Act would, if implemented, violate Section 18(i) of the 1940 Act.

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

Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could adversely affect our business and financial results.

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance-related provisions in the Dodd-Frank Act, and the SEC has adopted additional rules and regulations that may impact us. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

Changes in laws or regulations governing our operations may adversely affect our business.

Changes in the laws or regulations, or the interpretations of the laws and regulations, which govern business development companies, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures, and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, then we may have to incur significant expenses in order to comply or we may have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, then we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business results of operations or financial condition.

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

Our executive offices are located at 500 Park Avenue, New York, New York 10022, and are provided by Solar Capital Management in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

	NAV(1)	Sales Price		Premium or Discount of High Sales Price to NAV(2)	Premium or Discount of Low Sales Price to NAV(2)	Declared Dividends(3)
		High	Low
Fiscal 2012
Fourth Quarter	$22.70	$23.96	$21.25	5.6%	(6.4%)	$0.60
Third Quarter	22.70	23.72	22.12	4.5%	(2.6%)	0.60
Second Quarter	22.51	22.60	20.05	0.4%	(10.9%)	0.60
First Quarter	22.68	23.89	21.90	5.3%	(3.4%)	0.60
Fiscal 2011
Fourth Quarter	$22.02	$23.66	$18.90	7.4%	(14.2%)	$0.60
Third Quarter	21.20	25.16	19.17	18.7%	(9.6%)	0.60
Second Quarter	23.22	25.93	23.92	11.7%	3.0%	0.60
First Quarter	23.48	25.45	21.87	8.4%	(6.9%)	0.60

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low intraday sales price divided by NAV and subtracting 1.
(3)	Represents the cash dividend for the specified quarter.

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

The last reported closing market price of our common stock on February 22, 2013 was $25.29 per share. As of February 22, 2013, we had 34 stockholders of record.

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

The following table summarizes our dividends to stockholders:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2013
February 25, 2013	March 21, 2013	April 2, 2013	$0.60
Fiscal 2012
November 1, 2012	December 20, 2012	January 3, 2013	$0.60
July 31, 2012	September 20, 2012	October 2, 2012	0.60
May 1, 2012	June 19, 2012	July 3, 2012	0.60
February 25, 2012	March 20, 2012	April 3, 2012	0.60

Total 2012			$2.40

Fiscal 2011
November 1, 2011	December 15, 2011	December 29, 2011	$0.60
August 2, 2011	September 20,2011	October 4, 2011	0.60
May 2, 2011	June 17, 2011	July 5, 2011	0.60
March 1, 2011	March 17, 2011	April 4, 2011	0.60

Total 2011			$2.40

Fiscal 2010
November 2, 2010	December 17, 2010	December 30, 2010	$0.60
August 3, 2010	September 17, 2010	October 4, 2010	0.60
May 4, 2010	June 17, 2010	July 2, 2010	0.60
January 26, 2010	March 18, 2010	April 1, 2010	0.34

Total 2010			$2.14

Sale of Unregistered Securities

On May 10, 2012, the Company closed a private offering of $75 million of Senior Secured Notes (“Senior Secured Notes”) with a fixed interest rate of 5.875% and a maturity date of May 10, 2017. Interest on the Senior Secured Notes is due semi-annually on May 10th and November 10th. The Senior Secured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds from the issuance of the Senior Secured Notes were used to fund new portfolio investments, reduce outstanding borrowings and/or commitments on the Company’s revolving credit facility and for general corporate purposes.

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the S&P 500 Index and the Russell 2000 Financial Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from February 9, 2010 (the date that shares of our common stock began trading on NASDAQ Global Select Market) through December 31, 2012. The graph assumes that, on February 9, 2010, a person invested $10,000 in each of the following: our common stock (SLRC), the S&P 500 Index, and the Russell 2000 Financial Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2012, 2011, 2010, 2009 and 2008. Financial information for the periods ending December 31, 2012, 2011, 2010, 2009 and 2008 has been derived from our consolidated financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

($ in thousands, except per share data)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Income statement data:
Total investment income	$153,253	$138,900	$124,641	$109,670	$133,959
Total expenses	$71,326	$56,996	$55,429	$42,408	$46,560
Net investment income	$81,927	$81,904	$69,212	$67,262	$87,399
Net realized loss	$(32,537)	$(2,393)	$(38,968)	$(264,898)	$(937)
Net change in unrealized gain (loss).	$66,371	$(18,196)	$111,641	$284,572	$(492,290)
Net increase (decrease) in net assets resulting from operations	$115,761	$61,315	$141,885	$86,936	$(405,828)
Per share data:
Net investment income (3)	$2.20	$2.25	$2.08	$2.05	$2.66
Net realized and unrealized gain (loss)(3)	$0.91	$(0.57)	$2.19	$0.60	$(15.01)
Dividends and distributions declared	$2.40	$2.40	$2.14	$7.36	$—

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Balance sheet data:
Total investment portfolio	$1,395,522	$1,045,043	$976,221	$863,140	$768,215
Total cash and cash equivalents	$15,039	$11,787	$288,732	$5,675	$65,841
Total assets	$1,430,403	$1,079,431	$1,291,791	$885,421	$873,026
Debt	$489,452	$236,355	$435,000	$88,114	$—
Net assets	$878,273	$805,941	$826,994	$697,903	$852,673
Per share data:
Net asset value per share	$22.70	$22.02	$22.73	$21.24	$25.95
Other data (unaudited):
Weighted average annualized yield on income producing investments:
On fair value(1)(4)	14.2%	14.2%	14.3%	14.8%	17.1%
On cost(2)(4)	14.2%	13.2%	13.8%	13.7%	11.9%
Number of portfolio companies at period end(4)	40	40	36	36	44

(1)	Throughout this document, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, plus the effective interest yield on preferred shares divided by (b) total income producing investments at fair value. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.
(2)	For this calculation, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, plus the effective interest yield on preferred shares divided by (b) total income producing investments at cost. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.
(3)	The number of shares used to calculate weighted average shares for use in computations on a per share basis have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Solar Capital Merger. The per-share calculations are based on the weighted average shares of 32,860,454 for the years and period ended December 31, 2009, 2008, and 2007, the weighted average shares of 33,258,402 for the year ended December 31, 2010, the weighted average shares of 36,470,384 for the year ended December 31, 2011, and 37,231,341 weighted average shares for the year ended December 31, 2012.
(4)	Unaudited

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Financial and Other Data and our Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

We generally use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including any factors set forth in “Risk Factors” and elsewhere in this report.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including any annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

Solar Capital Ltd., a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for tax purposes the Company has elected to be treated as a RIC under Subchapter M of the Code.

On February 9, 2010, we priced our initial public offering, selling 5.68 million shares of our common stock. Concurrent with our initial public offering, Michael S. Gross, our chairman and chief executive officer, and Bruce Spohler, our chief operating officer, collectively purchased an additional 0.6 million shares of our common stock through a private placement transaction exempt from registration under the Securities Act (the “Concurrent Private Placement”). Solar Capital Ltd. issued an aggregate of approximately 26.65 million shares of common stock and $125 million in senior unsecured notes (the “Senior Unsecured Notes”) to the existing Solar Capital LLC unit holders in connection with the Solar Capital Merger. Solar Capital Ltd. had no assets or operations prior to completion of the Solar Capital Merger and as a result, the books and records of Solar Capital LLC have become the books and records of the surviving entity. As of December 17, 2010, the Senior Unsecured Notes have been repaid from proceeds of a private placement transaction that we completed on November 30, 2010 and from borrowings under a credit facility established in December 2010.

We invest primarily in U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $20 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We are managed by Solar Capital Partners. Solar Capital Management provides the administrative services necessary for us to operate.

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

As of December 31, 2012, our investment portfolio totaled $1.4 billion and our net asset value was $878.3 million. Our portfolio was comprised of debt and equity investments in 40 portfolio companies with our debt and preferred portfolios having a weighted average annualized yield on a fair value basis of approximately 14.2%, and 14.2% measured at cost.

During the year ended December 31, 2012, we originated approximately $611.6 million of investments in 9 new and 8 existing portfolio companies. Investments sold and/or prepaid during the fiscal year ended December 31, 2012 totaled $325.2 million.

Recent Developments

On January 11, 2013, the Company closed a follow-on public equity offering of 6.3 million shares of common stock at $24.40 per share raising approximately $146.9 million in net proceeds. The primary use of the funds raised is for investments in portfolio companies, reductions in revolving debt outstanding and for other general corporate purposes.

On February 25, 2013, our board of directors declared a quarterly dividend of $0.60 per share payable on April 2, 2013 to holders of record as of March 21, 2013.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. As a business development company, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted in 2006, the SEC expanded the definition of “eligible portfolio company” to include certain public companies that do not have any securities listed on a national securities exchange. The SEC also adopted an additional rule under the 1940 Act to expand the definition of “eligible portfolio company” to include companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million. This rule became effective on July 21, 2008.

Revenue

We generate revenue primarily in the form of interest income from the securities we hold and capital gains, if any, on investment securities that we may sell. Our debt investments generally have a stated term of three to seven years and typically bear interest at a floating rate usually determined on the basis of a benchmark LIBOR, commercial paper rate, or the prime rate. Interest on our debt investments is generally payable quarterly but may be monthly or semi-annually. In addition, our investments may provide PIK interest. Such amounts of accrued PIK interest are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

Expenses

All investment professionals of the investment adviser and their staff, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of that personnel which is allocable to those services are provided and paid for by Solar Capital Partners. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	investment advisory and management fees;

•

expenses incurred by Solar Capital Partners payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	calculation of our net asset value (including the cost and expenses of any independent valuation firm utilized);

•	direct costs and expenses of administration, including independent registered public accounting and legal costs;

•	costs of preparing and filing reports or other documents with the SEC;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	registration and listing fees;

•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments;

•	transfer agent and custodial fees;

•	taxes;

•	independent directors’ fees and expenses;

•	marketing and distribution-related expenses;

•	the costs of any reports, proxy statements or other notices to stockholders, including printing and postage costs;

•	our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	organizational costs; and

•

all other expenses incurred by us or the Administrator in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

We expect our general and administrative operating expenses related to our ongoing operations to increase moderately in dollar terms. During periods of asset growth, we generally expect our general and administrative operating expenses to decline as a percentage of our total assets and increase during periods of asset declines.

Incentive fees, interest expense and costs relating to future offerings of securities, among others, may also increase or reduce overall operating expenses based on portfolio performance, interest rate benchmarks, and offerings of our securities relative to comparative periods, among other factors.

Portfolio and Investment Activity

During the year ended December 31, 2012, we originated approximately $611.6 million of investments in 9 new and 8 existing portfolio companies. This compares to investing $395.7 million in 13 new and 6 existing portfolio companies for the previous fiscal year ended December 31, 2011. Investments sold or prepaid during the fiscal year ended December 31, 2012 totaled $325.2 million versus $338.1 million for the fiscal year ended December 31, 2011.

At December 31, 2012, our portfolio consisted of 40 portfolio companies and was invested 33.7% in senior secured loans, 32.0% in subordinated debt, 10.9% in preferred equity and 23.4% in common equity and warrants measured at fair value versus 40 portfolio companies invested 39.5% in senior secured loans, 52.3% in subordinated debt, 1.4% in preferred equity and 6.8% in common equity and warrants measured at fair value at December 31, 2011.

The weighted average yields on our combined debt and preferred investment portfolios were 14.2% and 14.2%, respectively, at December 31, 2012 and December 31, 2011, measured at fair value.

Our adviser Solar Capital Partners has invested approximately $3.4 billion in more than 120 portfolio companies since it was founded in 2006. Over the same period, Solar Capital Partners completed transactions with more than 90 different financial sponsors.

At December 31, 2012, 40.0% or $537.6 million of our income-producing investment portfolio* are floating rate securities and 60.0% or $806.0 million are fixed rate securities, measured at fair value. On a cost basis, 39.6% or $532.7 million of our income-producing investment portfolio is floating rate securities and 60.4% or $811.3 million are fixed rate securities. At December 31, 2011, 29.6% or $286.9 million of our income-producing investment portfolio was floating rate securities and 70.4% or $681.1 million was fixed rate securities, measured at fair value. On a cost basis, 31.2% or $318.9 million of our income-producing investment portfolio was floating rate securities and 68.8% or $702.3 million was fixed rate securities. As of December 31, 2012, we didn’t have any investments on non-accrual status.

Recent Portfolio Developments

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions, from SSP Energy Ltd., Quartz Managers LLC and Quantum Strategic Partners Ltd. (the “Crystal Acquisition”) pursuant to a definitive agreement entered into on December 17, 2012. We invested $275 million in cash to effect the Crystal Acquisition using our available liquidity, including operating cash and borrowings under our existing credit facilities. Crystal Financial had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million revolving credit facility.

At the time of closing on December 28, Crystal Financial had 25 loans outstanding to 22 different borrowers. All loans were floating rate with the largest loan outstanding totaling $40.3 million. The average loan size was $18.1 million and none of the loans were on non-accrual status. Crystal Financial’s credit facility, which is non-recourse to Solar Capital, had approximately $143 million of borrowings outstanding.

*	We have included our investment in Crystal Capital Financial Holdings LLC as 100% floating rate exposure at December 31, 2012.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Valuation of Portfolio Investments

We conduct the valuation of our assets, pursuant to which our net asset value shall be determined, at all times consistent with U.S. generally accepted accounting principles (“GAAP”) and the 1940 Act and generally value our assets on a quarterly basis, or more frequently if required. Our valuation procedures are set forth in more detail below:

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

The recommendation of fair value will generally consider the following factors among others, as relevant:

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access .

Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in non-active markets;

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

Valuation of $525 Million Credit Facility and Senior Secured Notes

The Company has made an irrevocable election to apply the fair value option of accounting to its $525 Million Credit Facility led by Citibank (“$525 Million Credit Facility”) and its Senior Secured Notes, in accordance with ASC 825-10. We believe accounting for the $525 Million Credit Facility and Senior Secured Notes at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election, approximately $7.3 million of costs related to the establishment of the $525 Million Credit Facility and Senior Secured Notes was expensed during the year ended December 31, 2012, rather than being deferred and amortized over their stated or expected life.

Revenue Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends is reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring fees are recorded as other income when earned.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We generally measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized origination or commitment fees and prepayment penalties. The net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Income Taxes

Solar Capital Ltd., a U.S. corporation, has elected to be treated as a RIC under Subchapter M of the Code, as amended. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income.

We are also subject to taxes in Luxembourg, through Solar Capital Luxembourg I S.a.r.l., a wholly-owned subsidiary. Under the laws of Luxembourg, we pay a corporate income tax and a municipal business tax on our subsidiary’s taxable income.

Prior to our initial public offering in February 2010, Solar Capital LLC was subject to New York City unincorporated business tax (UBT), which is imposed on the business income of every unincorporated business that is carried on in New York City. The UBT was imposed for each taxable year at a rate of 4 percent of taxable income that is allocable to New York City.

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2012, December 31, 2011 and December 31, 2010.

Investment Income

For the fiscal years ended December 31, 2012, 2011 and 2010, gross investment income totaled $153.3 million, $138.9 million and $124.6 million, respectively. The increase in gross investment income each fiscal year was primarily due to an increase in the average size of the income-producing portfolio as compared to the previous fiscal year.

Expenses

Net expenses totaled $71.3 million, $57.0 million and $55.4 million, respectively, for the fiscal years ended December 31, 2012, 2011 and 2010, of which $44.1 million, $41.1 million and $35.6 million, respectively, were base management fees and performance-based incentive fees and $19.1 million, $9.2 million and $14.3 million, respectively, were interest and other debt related expenses. Administrative services and other general and administrative expenses totaled $7.8 million, $6.0 million and $5.2 million, respectively, for the fiscal years ended December 31, 2012, 2011 and 2010. Net expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. The increase in net expenses from 2011 to 2012 was primarily due to an increase in interest and other debt related expenses, including $7.3 million in expenses related to the acceleration of unamortized interest expense that was amortizing ratably on a previously existing revolving credit facility as well as fully expensing the costs related to establishing a new and expanded credit facility and the interest related expenses from issuing our Senior Secured Notes during 2012. The increase in net expenses from fiscal 2010 to 2011 was primarily related to an increase in base management fees and performance-based incentive fees on a larger portfolio of assets combined with modestly higher administrative services and other general and administrative expenses, partially offset by lower interest and other debt related expenses during fiscal 2011. Accrued excise tax expenses totaled $0.3 million, $0.9 million, and $0.3 million for the fiscal years ended December 31, 2012, 2011 and 2010.

Net Investment Income

The Company’s net investment income totaled $81.9 million, $81.9 million and $69.2 million, or $2.20, $2.25, and $2.08, on a per average share basis, respectively, for the fiscal years ended December 31, 2012, 2011 and 2010.

Net Realized Losses

The Company had investment sales and prepayments totaling approximately $325.2 million, $338.1 million and $331.6 million, respectively, for the fiscal years ended December 31, 2012, 2011 and 2010. Net realized losses for the fiscal years ended December 31, 2012, 2011 and 2010 were $32.5 million, $2.4 million and $39.0 million, respectively. Net realized losses incurred during fiscal years 2012 were primarily related to the restructuring of our investment in DSW Group, Inc. which reversed out previously recognized unrealized depreciation as well as the realization of previously recognized unrealized foreign exchange losses on our GBP denominated investment in Weetabix Group that was repaid in full at par during the fiscal year. As our foreign exchange risk is generally hedged, foreign currency gains were realized in prior periods. Net realized losses for fiscal 2011 were also related primarily to foreign exchange losses whose realized gains were recognized in prior periods. Net realized losses in fiscal 2010 were mainly derived from selective exits of underperforming investments.

Net Unrealized Appreciation (Depreciation) on Investments, Derivatives and Foreign Currencies

For the fiscal years ended December 31, 2012, 2011 and 2010, the net change in unrealized appreciation (depreciation) on the Company’s investments, derivatives and foreign currencies totaled $66.4 million, ($18.2) million, and $111.6 million, respectively. For the fiscal year ended December 31, 2012, net appreciation was driven by general market improvements, modest yield tightening as well as the reversal of unrealized depreciation on our investment in DSW Group, Inc. as the investment restructured during fiscal 2012. Net unrealized depreciation for fiscal 2011 was derived primarily from our investments in DSW Group, Inc., NXP Semiconductors, Netherlands B.V., and Grakon Holdings LLC. Fiscal 2010’s unrealized appreciation was primarily due to general market improvements and overall strengthening fundamentals in the middle market coming out of the economic cycle. The fiscal year also included reversals of previously recognized unrealized depreciation on investments that were sold during the fiscal year.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2012, 2011 and 2010, the Company had a net increase in net assets resulting from operations of $115.8 million, $61.3 million and $141.9 million, respectively. For the years ended December 31, 2012, 2011 and 2010, earnings per average share were $3.11, $1.68 and $4.27, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its $525 million credit facility maturing in July 2016, a $100 million credit facility maturing in December 2015, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of December 31, 2012, we had a total of $310.5 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

We may from time to time issue equity and/or debt securities in either public or private offerings. The issuance of such securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our shareholders, or for other general corporate purposes.

On January 11, 2013, the Company closed a follow-on public equity offering of 6.3 million shares of common stock at $24.40 per share raising approximately $146.9 million in net proceeds. The primary use of the funds raised are for investments in portfolio companies, reductions in revolving debt outstanding and for other general corporate purposes.

On November 16, 2012, we issued $100 million in aggregate principal amount of 6.75% senior unsecured notes due 2042 for net proceeds of $96.9 million. Interest on the Unsecured Notes is paid quarterly on February 15, May 15, August 15 and November 15, at a rate of 6.75% per year, commencing on February 15, 2013. The Unsecured Notes mature on November 15, 2042. The Company may redeem the Unsecured Notes in whole or in part at any time or from time to time on or after November 15, 2017.

On August 23, 2012, the Company closed a follow-on public equity offering of 2.0 million shares of common stock at $22.51 per share raising approximately $45 million in proceeds. In the future, the Company may raise additional equity or debt capital, among other considerations.

On May 10, 2012, the Company closed a private offering of $75 million of Senior Secured Notes (“Senior Secured Notes”) with a fixed interest rate of 5.875% and a maturity date of May 10, 2017. Interest on the Senior Secured Notes is due semi-annually on May 10th and November 10th. The Senior Secured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

We expect that all current liquidity needs will be met with our cash on balance sheet, cash flows from operations, available credit, and other activities.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at the end of each fiscal quarter, we consider using various treasury strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of December 31, 2012.

Debt

Unsecured Senior Notes

On November 16, 2012, the Company and U.S. Bank National Association entered into an Indenture and a First Supplemental Indenture relating to the Company’s issuance, offer and sale of $100 million aggregate principal amount of its 6.75% Unsecured Senior Notes due 2042. The Unsecured Notes will mature on November 15, 2042 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after November 15, 2017 at a redemption price of $25 per security plus accrued and unpaid interest. The Unsecured Notes bear interest at a rate of 6.75% per year payable quarterly on February 15th, May 15th, August 15th and November 15th of each year, commencing on February 15, 2013. The Unsecured Notes are direct senior unsecured obligations of the Company.

$525 Million Revolving and Term Loan Facility

In June 2012, the Company entered into a $485 million senior secured credit facility (the “$525 Million Facility”) comprised of $450 million of multi-currency revolving credit and a $35 million term loan. In August 2012, the Company added $40 million under the $525 Million Facility’s accordion feature split $25 million in revolving credit commitments and $15 million in a term loan. All borrowings bear interest at a rate per annum equal to the base rate plus 2.50% or the alternate base rate plus 1.50%. The $525 Million Facility has no LIBOR floor requirement. The $525 Million Facility matures in July 2016 and includes ratable amortization in the fourth year. The $525 Million Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The $525 Million Facility contains certain customary affirmative and negative covenants and events of default. In addition, the $525 Million Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance.

Senior Secured Notes

On May 10, 2012, the Company closed a private offering of $75 million of Senior Secured Notes (“Senior Secured Notes”) with a fixed interest rate of 5.875% and a maturity date of May 10, 2017. Interest on the Senior Secured Notes is due semi-annually on May 10th and November 10th. The Senior Secured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

$100 Million Revolving Facility

On December 17, 2010, we established the $100 million revolving credit facility (the “$100 Million Facility”) with Wells Fargo Securities, LLC acting as administrative agent. In connection with the $100 Million Facility, our wholly-owned financing subsidiary, Solar Capital Funding II, LLC (“SC Funding”), as borrower, entered into a Loan and Servicing Agreement whereby we transferred certain loans we have originated or acquired or will originate or acquire from time to time to SC Funding via a Purchase and Sale Agreement. The $100 Million Facility, as amended, among other things, matures on December 17, 2015 and generally bears interest based on LIBOR plus 2.75%. The $100 Million Facility is secured by all of the assets held by SC Funding. Under the $100 Million Facility, Solar and SC Funding, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The $100 Million Facility includes usual and customary events of default for credit facilities of this nature.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At December 31, 2012 and 2011, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of December 31, 2012:

Payments Due by Period

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities(1)	$264.5	$—	$—	$264.5	$—
Unsecured senior notes	$100.0	$—	$—	$—	$100.0
Senior secured notes	$75.0	$—	$—	$75.0	$—
Term Loans	$50.0	$—	$—	$50.0	$—

(1)	As of December 31, 2012, we had a total of $310.5 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands)(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facilities
Fiscal 2012	$264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2012	$100,000	571	—	$923
Senior Secured Notes
Fiscal 2012	$75,000	428	—	N/A
Term Loans
Fiscal 2012	$50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price of $23.075 for the period December 12, 2012 (commencement of trading) through December 31, 2012 and dividing it by $25 per share and multiplying the result by $1,000 to determine a unit price per thousand consistent with Asset Coverage Per Unit.

We also have certain commitments pursuant to our Investment Advisory and Management Agreement entered into with Solar Capital Partners. We have agreed to pay a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. Payments under the Investment Advisory and Management Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. See Item 1. Business—Investment Advisory and Management Agreement. We have also entered into a contract with Solar Capital Management to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Solar Capital Management’s overhead in performing its obligation under the agreement, including rent, fees, and other expenses inclusive of our allocable portion of the compensation of our chief financial officer and any administrative staff. See Item 1. Business—Solar Capital Management.

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

Dividends and Distributions

The following table reflects the cash dividends and distributions per share that we have declared on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2013
February 25, 2013	March 21, 2013	April 2, 2013	$0.60
Fiscal 2012
November 1, 2012	December 20, 2012	January 3, 2013	$0.60
July 31, 2012	September 20,2012	October 2, 2012	0.60
May 1, 2012	June 19, 2012	July 3, 2012	0.60
February 22, 2012	March 20, 2012	April 3, 2012	0.60

Total 2012			$2.40

Fiscal 2011
November 1, 2011	December 15, 2011	December 29, 2011	$0.60
August 2, 2011	September 20, 2011	October 4, 2011	0.60
May 2, 2011	June 17, 2011	July 5, 2011	0.60
March 1, 2011	March 17, 2011	April 4, 2011	0.60

Total 2011			$2.40

Fiscal 2010
November 2, 2010	December 17, 2010	December 30, 2010	$0.60
August 3, 2010	September 17, 2010	October 4, 2010	0.60
May 4, 2010	June 17, 2010	July 2, 2010	0.60
January 26, 2010	March 18, 2010	April 1, 2010	0.34

Total 2010			$2.14

Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, will be determined by our board of directors. We expect that our dividends and distributions to stockholders will generally be from accumulated net investment income and from net realized capital gains, if any, as applicable.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare dividends if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

With respect to the dividends to stockholders, income from origination, structuring, closing, commitment and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders.

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

Solar Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, Solar Capital Partners presently serves as investment adviser to Solar Senior Capital Ltd., a publicly traded BDC, which to focuses on investing primarily in senior secured loans, including first lien, uni-tranche and second lien debt instruments. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Richard L. Peteka, our chief financial officer, serve in similar capacities for Solar Senior Capital Ltd. Solar Capital Partners and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended December 31, 2012, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are based on floating LIBOR. Assuming no changes to our balance sheet as of December 31, 2012, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by approximately six cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2012, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately two cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the year ended December 31, 2011, we purchased two 1.00% LIBOR caps on a total of $150 million of notional for 3 years. If during the three year contract period LIBOR exceeds 1.00%, we will receive payments from the counterparty equal to the difference between LIBOR and 1.00% on $150 million. The cost of the caps was $2.9 million.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.02	($0.06)

We also have exposure to foreign currencies (Australian Dollar, Canadian Dollar and Euro) through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in exchange rates. In order to reduce our exposure to fluctuations in exchange rates, we have outstanding borrowings in Canadian Dollars and Euros under our multi-currency revolving credit facility at December 31, 2012. See Note 6 to our consolidated financial statements.

Item 8.	Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2012 based on the criteria on Internal Control – Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Solar Capital Ltd. (and subsidiaries) (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2012, by correspondence with the custodian, portfolio companies or agents. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Capital Ltd. (and subsidiaries) as of December 31, 2012 and 2011, and the results of its operations, the changes in its net assets and cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Solar Capital Ltd.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 25, 2013

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have audited Solar Capital Ltd.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Annual Report on Form 10-K, and Item 9A, Controls and Procedures–Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Solar Capital Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of Solar Capital Ltd. (and subsidiaries) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 25, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 25, 2013

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2012	December 31, 2011
Assets
Investments at fair value:
Companies less than 5% owned (cost: $856,134 and $1,062,844, respectively)	$831,306	$955,769
Companies 5% to 25% owned (cost: $167,564 and $41,819, respectively)	165,406	35,820
Companies more than 25% owned (cost: $408,373 and $47,910, respectively)	398,810	53,454

Total investments (cost: $1,432,071 and $1,152,573, respectively)	1,395,522	1,045,043
Cash and cash equivalents	15,039	11,787
Interest and dividends receivable	15,147	9,763
Deferred offering costs	450	469
Deferred financing costs	4,228	3,635
Derivatives	17	649
Fee revenue receivable	—	4,379
Receivable for investments sold	—	3,225
Prepaid expenses and other receivables	—	481

Total assets	1,430,403	1,079,431

Liabilities
Revolving credit facilities (see note 6 and 7)	264,452	201,355
Unsecured senior notes (see note 6)	100,000	—
Senior secured notes (see note 6 and 7)	75,000	—
Term loan (see note 6 and 7)	50,000	35,000
Dividends payable	23,217	—
Payable for investments purchased	21,756	22,443
Investment advisory and management fee payable	6,612	5,277
Performance-based incentive fee payable	6,050	5,203
Interest payable	2,406	1,063
Administrative services fee payable	1,058	1,069
Deferred fee revenue	—	318
Other accrued expenses and payables	1,579	1,762

Total liabilities	552,130	273,490

Net Assets
Common stock, par value $0.01 per share 38,694,060 and 36,608,038 shares issued and outstanding, respectively, 200,000,000 shares authorized	387	366
Paid-in capital in excess of par (see note 2f)	978,279	928,180
Undistributed net investment income (see note 2f)	—	2,245
Distributions in excess net investment income (see note 2f)	(4,662)	—
Accumulated net realized losses (see note 2f)	(55,631)	(18,379)
Net unrealized depreciation	(40,100)	(106,471)

Total net assets	$878,273	$805,941

Net Asset Value Per Share	$22.70	$22.02

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
INVESTMENT INCOME:
Interest and dividends:
Companies more than 25% owned	$6,174	$6,963	$670
Companies 5% to 25% owned	20,176	—	7,673
Companies less than 5% owned	126,903	131,937	116,298

Total investment income	153,253	138,900	124,641

EXPENSES:
Investment advisory and management fees	23,647	20,596	18,296
Performance-based incentive fee	20,481	20,476	17,305
Interest and other credit facility expenses	11,777	9,212	14,276
Administrative services fee	3,294	1,638	1,294
Other general and administrative expenses	4,535	4,326	3,930

Total operating expenses	63,734	56,248	55,101

Net investment income before debt issuance and related expenses and income tax expense	89,519	82,652	69,540
Debt issuance and related expenses (see note 6)	7,303	—	—
Income tax expense	289	748	328

Net investment income	81,927	81,904	69,212

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FOREIGN CURRENCIES AND DERIVATIVES:
Net realized gain (loss) on investments:
Companies more than 25% owned	$11,299	$—	$—
Companies 5% to 25% owned	—	784	16,397
Companies less than 5% owned	(36,864)	3,092	(55,762)

Net realized gain (loss) on investments	(25,565)	3,876	(39,365)
Net realized gain (loss) on foreign currencies and derivatives:	(6,972)	(6,038)	397

Total net realized loss before income taxes	(32,537)	(2,162)	(38,968)
Income tax expense	—	231	—

Net realized loss	(32,537)	(2,393)	(38,968)

Net change in unrealized gain (loss) on investments	70,981	(20,190)	113,508
Net change in unrealized gain (loss) on foreign currencies & derivatives	(4,610)	1,994	(1,867)

Net change in unrealized gain (loss)	66,371	(18,196)	111,641

Net realized and unrealized gain (loss) on investments, foreign currencies and derivatives	33,834	(20,589)	72,673

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$115,761	$61,315	$141,885

Earnings per share	$3.11	$1.68	$4.27

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Increase in net assets resulting from operations:
Net investment income	$81,927	$81,904	$69,212
Net realized loss on investments, foreign currencies and derivatives	(32,537)	(2,393)	(38,968)
Net change in unrealized gain (loss) on investments, foreign currencies and derivatives	66,371	(18,196)	111,641

Net increase in net assets resulting from operations	115,761	61,315	141,885

Dividends and distributions to stockholders (see note 9a):	(90,366)	(87,532)	(72,657)

Capital transactions:
Proceeds from shares sold	45,020	—	184,215
Common stock offering costs	(24)	—	(10,198)
Senior notes issued in Solar Capital Merger	—	—	(125,000)
Reinvestment of dividends	1,941	5,164	10,846

Net increase in net assets resulting from capital transactions	46,937	5,164	59,863

Net increase (decrease) in net assets	72,332	(21,053)	129,091
Net assets at beginning of year	805,941	826,994	697,903

Net assets at end of year	$878,273	$805,941	$826,994

Capital share activity:
Solar Capital Merger	—	—	26,647,312
Shares sold	2,000,000	—	9,245,945
Shares issued from reinvestment of dividends	86,022	224,880	489,901

Net increase from capital share activity	2,086,022	224,880	36,383,158

See notes to consolidated financial statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except shares)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash Flows from Operating Activities:
Net increase in net assets from operations	$115,761	$61,315	$141,885
Adjustments to reconcile net increase in net assets from operations to net cash (used) provided by operating activities:
Net realized (gain) loss from investments	25,565	(3,645)	39,365
Net realized (gain) loss from foreign currencies and derivatives	6,972	6,038	(397)
Net change in unrealized (gain) loss on investments	(70,981)	20,190	(113,508)
Net change in unrealized loss on foreign currencies and derivatives	4,610	(1,994)	1,867
(Increase) decrease in operating assets:
Purchase of investment securities	(734,351)	(404,447)	(354,508)
Proceeds from disposition of investment securities	415,771	334,135	338,795
Capitalization of payment-in-kind interest	(33,159)	(29,190)	(27,013)
Collections of payment-in-kind interest	35,726	8,507	—
Fee revenue receivable	4,379	(444)	1,889
Deferred offering costs	19	(469)	1,478
Receivable for investments sold	3,225	7,335	(10,560)
Interest and dividends receivable	(5,384)	(4,171)	1,955
Prepaid expenses and other receivables	481	(238)	306
Increase (decrease) in operating liabilities:
Payable for investments purchased	(687)	7,818	14,625
Investment advisory and management fee payable	1,335	385	(3,771)
Performance-based incentive fee payable	847	856	(4,170)
Deferred fee revenue	(318)	(924)	(2,290)
Administrative services fees payable	(11)	296	(139)
Interest payable	1,343	466	444
Other accrued expenses and payables	(183)	(20)	(684)

Net Cash (Used In) Provided by Operating Activities	(229,040)	1,799	25,569

Cash Flows from Financing Activities:
Cash dividends paid	(65,208)	(82,368)	(61,811)
Distributions to unit holders in cash	—	—	(75,136)
Common stock offering costs	(24)	—	(10,198)
Deferred financing costs	(593)	2,269	(4,990)
Proceeds from issuance of senior secured and unsecured notes	175,000	—	—
Proceeds from shares sold	45,020	—	184,215
Proceeds from borrowings on revolving/term credit facilities	894,321	1,316,760	880,000
Repayments of borrowings on revolving/term credit facilities	(816,224)	(1,515,405)	(654,592)

Net Cash Provided by (Used In) Financing Activities	232,292	(278,744)	257,488

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,252	(276,945)	283,057
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,787	288,732	5,675

CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,039	$11,787	$288,732

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,088	$6,038	$11,454
Cash paid for income taxes	$938	$588	$534

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands, except shares)

Description(1)	Industry	Interest(2)		Maturity	Par Amount*/ Shares		Cost	Fair Value
Bank Debt/Senior Secured Loans—53.6%
Asurion Corporation (14)	Insurance	9.00%		5/24/2019		$17,834	$17,760	$18,409
AREP Fifty—Seventh LLC (8)(10)(19)(22)	Building & Real Estate	14.00%		8/1/2013		24,709	24,709	24,215
ARK Real Estate Partners II LP (8)(10)(20)(22)	Building & Real Estate	14.00%		8/1/2013		8,026	8,026	7,866
AviatorCap SII, LLC I (8)(22)	Aerospace & Defense	12.00%		12/31/2014		3,044	3,018	3,044
AviatorCap SII, LLC II (8)(22)	Aerospace & Defense	11.00%		12/31/2014		4,390	4,347	4,390
AviatorCap SII, LLC III (8)(22)	Aerospace & Defense	13.00%		12/31/2014		4,006	3,952	4,006
Direct Buy Inc.(9)(23)	Home, Office Furnishing & Durable Consumer Products	12.00%	(6)	10/31/2019		7,700	7,700	7,700
DS Waters of America, Inc.(9)(18)(23)	Beverage, Foods & Tobacco	15% (11% Cash & 4% PIK)	(6)	2/28/2018		31,010	30,070	32,095
Fulton Holding Corp (14)	Retail Stores	13.37%		5/28/2016		35,000	34,337	35,000
Easy Financial Services, Inc. (3)(15).	Consumer Finance	11.80%		10/4/2017	C$	10,000	9,933	9,956
Grakon, LLC (10)	Machinery	12.00%		12/31/2015		$9,524	7,842	9,429
Good Sam Enterprise, LLC	Insurance	11.50%		12/1/2016		7,000	6,607	7,490
Isotoner Corporation	Personal & Nondurable Consumer Products	10.75%		1/8/2018		39,000	38,045	38,610
Interactive Health Solutions, Inc. (13)	Healthcare, Education & Childcare	11.50%		10/4/2016		18,406	18,048	18,590
MYI Acquiror Corporation (4) (7) (15).	Insurance	13% (12% Cash & 1% PIK)	(6)	3/13/17		31,773	31,258	32,409
SMG	Healthcare, Education & Childcare	10.75%		12/7/2018		25,000	24,536	24,875
Southern Auto Finance Company (15)(21)	Banking	13.50%		10/19/2017		35,000	34,301	35,000
SOINT, LLC (8)(22)	Aerospace & Defense	15.00%		6/30/2016		16,088	15,793	15,766
Spencer Spirit Holdings, Inc.	Retail Stores	11.00%		5/1/2017		10,000	10,000	10,850
The Endurance International Group, Inc.	Internet Software & Services	10.25%		5/9/2020		25,000	24,753	25,000
Transplace Texas, LP (13)	Cargo Transport	11.00%		4/12/2017		20,000	19,615	19,700
Trident USA Health Services, LLC	Healthcare, Education & Childcare	11.75%		10/30/2017		43,000	42,214	42,140
USAW 767 (8)(22)	Aerospace & Defense	14.50%		6/30/2014		3,076	3,062	3,076
ViaWest Inc. (14)	Personal, Food & Misc. Services	13.5% (12% Cash & 1.5% PIK)	(6)	5/20/2018		40,851	39,880	40,851

Total Bank Debt/Senior Secured Loans							$459,806	$470,467

Subordinated Debt/Corporate Notes—50.9%
Adams Outdoor Advertising	Diversified/Conglomerate Service	18.00%		12/8/2015		$42,500	$42,014	$43,350
Alegeus Technologies Holdings Corp.	Healthcare Technology	12.00%		2/15/2019		28,200	27,591	28,200
Asurion Holdco (17)	Insurance	11.00%		3/2/2019		12,000	11,675	12,800
CIBT Solutions	Leisure, Amusement, Entertainment	13.50%		6/15/2018		36,200	35,483	36,200
Crosman Corporation	Leisure, Amusement, Entertainment	13.00%		10/15/2016		15,219	14,876	14,914
Earthbound Farm (14)	Farming & Agriculture	14.25%		6/21/2017		58,947	57,966	56,000
Grakon Holdings LLC Sr (10)	Machinery	12.00%	(6)	12/31/2015		1,822	1,822	1,804
Grakon Holdings LLC Jr (10)	Machinery	14.00%	(6)	12/31/2015		12,166	10,489	8,516
Granite Global Solutions Corp. (3)(15)	Insurance	13.50%		11/30/2016	C$	25,714	25,668	24,954
Midcap Financial Intermediate Holdings, LLC (14)(15)	Banking	13.00%		7/9/2015		$85,000	83,878	85,000
ProSieben Sat.1 Media AG (3)(5)(15)	Broadcasting & Entertainment	7.70%(4.2% Cash & 3.5%PIK)	(6)	3/6/2017		€16,911	21,022	20,375
Richelieu Foods, Inc. (13)	Beverage, Food & Tobacco	13.75%(12% Cash & 1.75%PIK)	(6)	5/8/2016		$23,057	22,628	22,596
Rug Doctor Inc. (14)(16)	Personal, Food & Misc. Services	15.50% to 20.00% (wtd. avg. 17.55%)	(6)	10/31/2014		54,072	51,941	43,258
WireCo. Worldgroup Inc.	Building Products	11.75%		5/15/2017		48,000	47,556	48,960

Total Subordinated Debt/Corporate Notes							$454,609	$446,927

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2012

(in thousands, except shares)

Description(1)	Industry	Interest(2)	Maturity	Par Amount*/ Shares/Units	Cost	Fair Value
Preferred Equity—17.2%
Senior Preferred 15% Units of DSW Group Holdings LLC(9)(23)	Beverage, Food & Tobacco	15.00% PIK(6)	—	1,500,725	$129,794	$125,611
SODO Corp.(8)(11)(22)	Aerospace & Defense	8.41% PIK(6)	6/30/2018	2,151	2,151	2,371
SOCAY Limited(8)(11)(15)(22)	Aerospace & Defense	8.57% PIK(6)	6/30/2018	13,915	13,915	14,490
SOINT, LLC(8)(15)(22)	Aerospace & Defense	15.00% PIK(6)	6/30/2018	86,667	8,667	8,667
Wyle Laboratories**	Aerospace & Defense	8.00%	7/17/2015	387	39	51

Total Preferred Equity					$154,566	$151,190

Common Equity / Partnership Interests / Warrants—37.2%
Ark Real Estate Partners LP(8)(10)(11)(22)**	Buildings & Real Estate			45,905,653	$45,235	$35,095
Ark Real Estate Partners II LP(8)(9)(10)(22)**	Buildings & Real Estate			1,069,592	498	824
Crystal Capital Financial Holdings LLC(8)(15)(22)	Diversified Financial Services			275,000	275,000	275,000
Direct Buy Inc.**(9)(23)	Home, Office Furnishing & Durable Consumer Products			76,999	—	—
Participating Preferred Units of DSW Group Holdings LLC(9)(23)**	Beverage, Food & Tobacco			1,292,964	—	—
Grakon, LLC(10)**	Machinery			1,714,286	1,714	—
Grakon, LLC Warrants(10)**	Machinery			3,518,001	—	—
Great American Group Inc.(15)**	Personal, Food & Misc. Services			572,800	2,681	177
Great American Group Inc.(12)(15)**	Personal, Food & Misc. Services			187,500	3	58
Nuveen Investments, Inc.**	Finance			3,486,444	30,876	10,459
NXP Semiconductors Netherlands B.V.(3)(15)**	Electronics			159,827	4,357	4,207
Seven West Media Limited(3)(15)	Broadcasting & Entertainment			656,530	2,726	1,118

Total Common Equity/Partnerships Interests / Warrants					$363,090	$326,938

Total Investments – 158.9%					$1,432,071	$1,395,522
Liabilities in Excess of Other Assets – (58.9%)						(517,249)

Net Assets – 100.0%						$878,273

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2012.
(3)	The following entities are domiciled outside the United States and the investments are denominated in either Euro, Canadian Dollars or Australian Dollars; ProSieben Sat.1 Media AG in Germany; Granite Global Solutions Corp., Easy Financials Services, Inc. in Canada; and Seven Media Group Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s foreign domiciled portion of MYI Aquiror Corporation is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.ar.l.
(5)	Solar Capital Ltd.’s investment in ProSieben Sat. 1 Media AG is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Coupon is payable in cash and/or in kind (PIK).
(7)	Includes an unfunded commitment of $5,880.

(8)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(9)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(10)	Investments are held in taxable subsidiaries. Ark Real Estate Partners LP is held through SLRC ADI Corp and our equity investment in Grakon LLC is held through Grakon TL Holding, Inc.
(11)	Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.
(12)	Founders Shares.
(13)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC (“SC Funding”). Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 6 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of December 31, 2012, all other investments were pledged as collateral for the Senior Secured Credit Facility, Term Loan and Senior Secured Notes (see Note 6 to the consolidated financial statements).
(14)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned subsidiary SC Funding. (See footnote 13 above for further explanation.) Par amounts held through SC Funding include: Asurion Corp $9,017; Earthbound Farm $23,500; Fulton Holding Corp. $18,000; Midcap Financial Intermediate Holdings, LLC $23,500; Rug Doctor L.P. $9,842; and ViaWest Inc. $15,473. Remaining par balances are held directly by Solar Capital Ltd.
(15)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(16)	Includes PIK on $13,026 of par at 4.50% PIK, $15,167 of par at 5.25% PIK, $16,037 of par at 8.00% PIK, and $9,842 of par at 3.50% PIK.
(17)	Asurion Holdco has the option to pay interest in kind at L+10.25% if certain specified conditions are met.
(18)	In March 2012, Solar Capital Ltd. purchased $36,991 par amount and sold $7,000 par amount to a third party through a participation with no recourse to the Company.
(19)	Includes an unfunded commitment of $5,695.
(20)	Includes an unfunded commitment of $406.
(21)	Includes an unfunded commitment of $9,775.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands, except shares)

(22)	Denotes investments in which we are an “Affiliated Person”, as defined in the Investment Company Act of 1940 (“1940 Act”), due to owning, controlling, or holding the power to vote, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended December 31, 2012 in these Controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2011	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at December 31, 2012
AviatorCap SII, LLC I	$3,671	$—	$684	$434	$3,044
AviatorCap SII, LLC II	5,611	—	1,306	596	4,390
AviatorCap SII, LLC III	8,724	—	4,850	944	4,006
AREP Fifty-Seventh LLC	—	24,709	—	520	24,215
ARK Real Estate Partners II LP	—	8,026	—	157	7,866
ARK Real Estate Partners LP	—	45,235	—	—	35,095
ARK Real Estate Partners II LP	—	498	—	—	824
USAW 767	4,831	—	1,828	619	3,076
SODO Corp.	1,949	—	—	175	2,371
SOCAY Limited	12,668	—	—	1,158	14,490
National Specialty Alloys LLC	16,000	—	21,299	—	—
SOINT, LLC	—	16,335	579	1,044	15,766
SOINT, LLC	—	8,675	—	527	8,667
Crystal Capital Financial Holdings LLC	—	275,000	—	—	275,000

	$53,454	$378,468	$30,546	$6,174	$398,810

(23)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, between 5% and 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended December 31, 2012 in these Controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2011	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at December 31, 2012
AREP Fifty-Seventh LLC	$—	$19,768	$19,768	$1,019	$—
ARK Real Estate Partners II LP	—	8,026	8,026	122	—
ARK Real Estate Partners LP	35,820	2,879	44,650	—	—
Direct Buy Inc. (common equity)	—	—	—	—	—
Direct Buy Inc.	—	7,700	—	143	7,700
DS Waters of America, Inc.	—	35,696	6,755	3,944	32,095
Senior Preferred 15% Units of DSW Group Holdings LLC	—	115,187	278	14,948	125,611

	$35,820	$189,256	$79,477	$20,176	$165,406

*	Denominated in USD unless otherwise noted.
**	Non-income producing security

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2012

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2012
Diversified Financial Services	19.7%
Beverage, Food & Tobacco	12.9%
Banking	8.6%
Personal, Food & Misc. Services	7.8%
Insurance	6.9%
Buildings & Real Estate	4.9%
Healthcare, Education & Childcare	4.4%
Farming & Agriculture	4.0%
Aerospace & Defense	4.0%
Leisure, Amusement, Entertainment	3.7%
Building Products	3.5%
Retail Stores	3.3%
Diversified/Conglomerate Service	3.1%
Personal & Nondurable Consumer Products	2.8%
Healthcare Technology	2.0%
Internet Software & Services	1.8%
Broadcasting & Entertainment	1.5%
Machinery	1.4%
Cargo Transport	1.4%
Finance	0.7%
Consumer Finance	0.7%
Home, Office Furnishing & Durable Consumer Products	0.6%
Electronics	0.3%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousands, except shares)

Description(1)	Industry	Interest(2)		Maturity	Par Amount*/ Shares	Cost	Fair Value
Bank Debt/Senior Secured Loans—39.46%
Asurion Corporation (17)	Insurance	9.00%		5/24/2019	$40,000	$39,811	$39,517
Airvana Network Solutions Inc.	Telecommunications	10.00%		3/25/2015	8,324	8,186	8,324
AviatorCap SII, LLC I (10)(20)	Aerospace & Defense	12.00%		12/31/2014	3,728	3,678	3,671
AviatorCap SII, LLC II (10)(20)	Aerospace & Defense	11.00%		12/31/2014	5,697	5,618	5,611
AviatorCap SII, LLC III(10)(20)	Aerospace & Defense	13.00%		12/31/2014	8,856	8,696	8,724
Direct Buy Inc. (19)	Home, Office Furnishing & Durable Consumer Products	12.00%		2/1/2017	25,000	24,332	5,875
Fulton Holding Corp (17)	Retail Stores	13.74%		5/28/2016	35,000	34,155	35,000
Grakon, LLC	Machinery	12.00%		12/31/2015	9,524	7,610	9,286
Good Sam Enterprise, LLC	Insurance	11.50%		12/1/2016	7,000	6,523	6,860
Grocery Outlet Inc.	Grocery	10.50%		12/15/2017	33,600	32,599	32,592
Isotoner Corporation	Personal & Nondurable Consumer Products	10.75%		1/8/2018	39,000	37,895	37,830
Interactive Health Solutions, Inc. (17)(18)	Healthcare, Education & Childcare	11.50%		10/4/2016	20,131	19,691	19,930
MYI Acquiror Corporation (3)(4)(8)	Insurance	13.00	% (7)	3/13/2017	31,500	30,899	31,500
Roundy’s Supermarkets, Inc.—2nd Lien (17)	Grocery	10.00%		4/16/2016	22,000	21,685	22,069
Southern Auto Finance Company	Banking	13.50%		10/19/2017	25,000	24,453	24,437
Spencer Spirit Holdings, Inc.	Retail Stores	11.00%		5/1/2017	10,000	10,000	10,000
Transplace Texas, LP (17)	Cargo Transport	11.00%		4/12/2017	20,000	19,533	19,500
USAW 767 (10)(20)	Aerospace & Defense	14.50%		12/31/2012	4,904	4,850	4,831
ViaWest Inc. (17)	Personal, Food & Misc. Services	13.50	%(7)	5/20/2016	33,255	32,520	32,756
Vision Holding Corp. (17)	Healthcare, Education & Childcare	12.00%		11/23/2016	37,500	36,869	37,125
VPSI, Inc. (16)	Personal Transportation	12.00%		12/23/2015	16,958	16,598	16,958

Total Bank Debt/Senior Secured Loans						$426,201	$412,396

Subordinated Debt/Corporate Notes—52.33%
Adams Outdoor Advertising	Diversified/Conglomerate Service	18.00%		12/8/2015	$42,500	$41,878	$42,075
AMC Entertainment Holdings, Inc.	Leisure, Amusement, Entertainment	5.55	%(7)	6/13/2012	27,141	27,086	26,462
CIBT Solutions	Leisure, Amusement, Entertainment	13.50%		6/15/2018	36,200	35,389	35,386
Crosman Corporation	Leisure, Amusement, Entertainment	13.00	%(7)	10/15/2016	15,219	14,808	14,762
DSW Group, Inc.	Beverage, Food & Tobacco	15.00	%(7)	4/24/2012	125,106	124,972	106,340
Earthbound Farm (17)	Farming & Agriculture	14.25%		6/21/2017	58,947	57,739	56,590
Grakon Holdings LLC Sr	Machinery	14.00	%(7)	12/31/2015	1,588	1,588	1,469
Grakon Holdings LLC Jr	Machinery	12.00	%(7)	12/31/2015	15,118	12,344	7,710
Granite Global Solutions Corp. (3)(15)	Insurance	13.50%		5/31/2016	29,983	30,234	29,121
Magnolia River, LLC	Hotels, Motels, Inns and Gaming	14.00%		4/28/2014	19,064	18,664	19,064
Midcap Financial Intermediate Holdings, LLC (17)	Banking	14.25%		7/9/2015	75,000	73,542	75,000
ProSieben Sat.1 Media AG (3)(6)	Broadcasting & Entertainment	8.83	%(7)	3/6/2017	21,125	20,261	10,508
Richelieu Foods, Inc. (16)	Beverage, Food & Tobacco	13.75%		5/18/2016	22,500	21,972	21,150
Rug Doctor Inc. (17)	Personal, Food & Misc. Services	15.50% to 20.00 (wtd. avg. 17.54	%(7) %)	10/31/2014	51,225	48,034	47,383
Shoes For Crews, LLC (16)	Textiles & Leather	13.75	%(7)	7/23/2016	15,650	15,318	15,650
Weetabix Group (3)(5)	Beverage, Food & Tobacco	9.22	%(7)	9/14/2016	15,986	18,589	12,469
Weetabix Group (3)(5)	Beverage, Food & Tobacco	10.03	%(7)	5/3/2017	34,294	41,739	25,720

Total Subordinated Debt/Corporate Notes						$604,157	$546,859

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2011

(in thousands, except shares)

Description(1)	Industry	Interest(2)		Maturity	Par Amount*/ Shares	Cost	Fair Value
Preferred Equity—1.40%
SODO Corp. (10)(13)(20)	Aerospace & Defense	8.43	%(7)	—	1,912	$2,009	$1,949
SOCAY Corp. (10)(13)(20)	Aerospace & Defense	8.59	%(7)	—	12,357	13,059	12,668
Wyle Laboratories**	Aerospace & Defense	8.00%		7/17/2015	387	39	47

Total Preferred Equity						$15,107	$14,664

Common Equity / Partnership Interests / Warrants—6.81%
Ark Real Estate Partners LP (9)(11)(12)(21)**	Buildings & Real Estate				41,818,834	$41,819	$35,820
Grakon, LLC**	Machinery				1,714,286	1,714	—
Grakon, LLC Warrants**	Machinery				3,518,001	—	—
Great American Group Inc. (14)**	Personal, Food & Misc. Services				572,800	2,681	69
Great American Group Inc. (14)**	Personal, Food & Misc. Services				187,500	3	23
National Specialty Alloys, LLC(10)(20) .	Mining, Steel, Iron & Nonprecious Metals				1,000,000	10,000	16,000
Nuveen Investments, Inc.**	Finance				3,486,444	30,875	7,844
NXP Semiconductors Netherlands B.V.(3)**	Electronics				645,292	17,592	9,918
Seven West Media Limited(3)**	Broadcasting & Entertainment				437,687	2,424	1,450

Total Common Equity/Partnerships Interests / Warrants						$107,108	$71,124

Total Investments						$1,152,573	$1,045,043
Liabilities in Excess of Other Assets							(239,102)

Net Assets							$805,941

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	For each debt investment we have provided the current interest rate in effect as of December 31, 2011. Variable rate debt investments generally bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which may reset daily, quarterly or semi-annually.
(3)	The following companies are domiciled outside the United States and the investments are denominated in British Pounds, Euro, Canadian Dollars or Australian Dollars: Weetabix Group in the United Kingdom; ProSieben Sat.1 Media AG in Germany; Granite Global Solutions Corp. in Canada; and Seven West Media Group Pty Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and $14,750 of MYI Aquiror Corporation is domiciled in the United Kingdom, but these assets are denominated in US Dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s foreign domiciled portion of MYI Aquiror Corporation is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(5)	Solar Capital Ltd.’s investments in Weetabix Group are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Solar Capital Ltd.’s investments in ProSieben Sat. 1 Media AG are held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(7)	Coupon is payable in cash and/or in kind (PIK).
(8)	Includes an unfunded commitment of $5,880.
(9)	Solar Capital Ltd. has an unfunded commitment of $2,879.
(10)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.

(11)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(12)	Solar Capital Ltd.’s investment in Ark Real Estate Partners LP is held through its taxable subsidiary SLRC ADI Corp.
(13)	SODO Corp. and SOCAY Corp. own equity interests that represent a majority of the equity ownership in Aviator Cap SII, LLC and USAW 767. Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.
(14)	Founders Shares.
(15)	Includes an unfunded commitment of $15,600 Canadian Dollars or $15,313 U.S Dollars as of December 31, 2011.
(16)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 6 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of December 31, 2011, all other investments were pledged as collateral for the Senior Secured Revolving Credit Facility and the Term Loan (see Note 6 to the consolidated financial statements).
(17)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC. (See note 17 above for further explanation.) Par amounts held through Solar Capital Funding II LLC include: Asurion $14,224; Fulton Holding Corp. $18,000; Interactive Health Solutions, Inc. $10,236; Roundy’s Supermarkets Inc. $10,000; Transplace Texas, LP $18,800; ViaWest Inc. $15,239; Vision Holding Corp $13,883; Earthbound $23,500; Midcap Financial Intermediate Holdings, LLC $23,500; and Rug Doctor L.P. $9,515. Remaining par balances are held directly by Solar Capital Ltd.
(18)	Includes an unfunded commitment of $1,250.
(19)	Investment is on non-accrual status.
(20)	Denotes investments in which we are an “Affiliated Person”, as defined in the Investment Company Act of 1940 (“1940 Act”), due to owning, controlling, or holding the power to vote, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended December 31, 2011 in these Controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2010	Gross Additions	Gross Reductions	Interest/ Dividend Income	Fair Value at December 31, 2011
AviatorCap SII, LLC I	$—	$4,047	$369	$288	$3,671
AviatorCap SII, LLC II	—	6,094	476	243	5,611
AviatorCap SII, LLC III	—	10,062	1,366	628	8,724
USAW 767	6,618	76	1,848	920	4,831
SODO Corp.	390	1,619	—	96	1,949
SOCAY Limited	3,500	9,559	—	686	12,668
National Specialty Alloys, LLC	10,000	—	—	4,102	16,000

	$20,508	$31,457	$4,059	$6,963	$53,454

(21)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, between 5% and 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended December 31, 2011 in these Controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2010	Gross Additions	Gross Reductions	Interest/ Dividend/ Other Income	Fair Value at December 31, 2011
ARK Real Estate Partners LP	$29,235	$7,066	$53	$—	$35,820

*	Denominated in USD unless otherwise noted.
**	Non-income producing security

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2011

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2011
Beverage, Food & Tobacco	16.0%
Insurance	10.2%
Banking	9.5%
Personal, Food & Misc. Services	7.7%
Leisure, Amusement, Entertainment	7.3%
Healthcare, Education & Childcare	5.5%
Farming & Agriculture	5.4%
Grocery	5.2%
Retail Stores	4.3%
Diversified/Conglomerate Service	4.0%
Personal & Nondurable Consumer Products	3.6%
Aerospace & Defense	3.6%
Buildings & Real Estate	3.4%
Cargo Transport	1.9%
Hotels, Motels, Inns and Gaming	1.8%
Machinery	1.8%
Personal Transportation	1.6%
Mining, Steel, Iron & Nonprecious Metals	1.5%
Textiles & Leather	1.5%
Broadcasting & Entertainment	1.1%
Electronics	0.9%
Telecommunications	0.8%
Finance	0.8%
Home, Office Furnishing & Durable Consumer Products	0.6%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands, except shares)

Note 1. Organization

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate, also requires management to make estimates and assumptions that affect

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands, except shares)

the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included.

The significant accounting policies consistently followed by the Company are:

(a)	Security transactions are accounted for on the trade date;

(b)	Under procedures established by our board of directors, we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets. Investments maturing in 60 days or less are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our board of directors has approved a multi-step valuation process each quarter, as described below:

(1)	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our investment adviser responsible for the portfolio investment;

(2)	preliminary valuation conclusions are then documented and discussed with senior management of our investment adviser;

(3)	independent valuation firms engaged by our board of directors conduct independent appraisals and review our investment adviser’s preliminary valuations and make their own independent assessment;

(4)	the audit committee of the board of directors reviews the preliminary valuation of our investment adviser and that of the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and

5)	the board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firm and the audit committee.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands, except shares)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2012, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

Accounting Standards Codification (“ASC”) 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment.

(c)	Gains or losses on investments are calculated by using the specific identification method.

(d)

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands, except shares)

securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring fees are recorded as other income when earned.

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income as required.

(f)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America; accordingly, at December 31, 2012, $3,183 was reclassified on our balance sheet between accumulated net realized gain (loss) and paid-in capital in excess of par; and $1,532 was reclassified on our balance sheet between accumulated net realized gain (loss) and distributions in excess of net investment income. Total earnings and net asset value are not affected.

(g)	Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the board of directors each quarter. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X Article 6.03 and ASC 810—Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands, except shares)

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its $525 Million Credit Facility and its Senior Secured Notes, in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to measure their fair value. (see Note 6)

(k)	The Company records origination and other expenses related to its other debt issuances as prepaid assets. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(m)	The Company records expenses related to shelf filings and applicable offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25.

(n)	The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

Note 3. Investments

Investments consisted of the following as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$459,806	$470,467	$426,201	$412,396
Subordinated Debt/Corporate Notes	454,609	446,927	604,157	546,859
Preferred Equity	154,566	151,190	15,107	14,664
Common Equity/Partnership Interests/Warrants	363,090	326,938	107,108	71,124

Total	$1,432,071	$1,395,522	$1,152,573	$1,045,043

There were no investments on non-accrual status as of December 31, 2012. The Company had one investment on non-accrual status with a total fair value of $5,875 as of December 31, 2011.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands, except shares)

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), commencing on February 12, 2007, and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized and unrealized capital appreciation. No accrual was required for the years ended December 31, 2012, 2011 or 2010.

For the fiscal years ended December 31, 2012, 2011 and 2010, the Company recognized $23,647, $20,596, and $18,296, respectively, in base management fees and $20,481, $20,476, and $17,305, respectively, in performance-based incentive fees.

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

For the fiscal years ended December 31, 2012, 2011 and 2010, the Company recognized expenses under the Administration Agreement of $3,294, $1,638 and $1,294, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2012, 2011 and 2010.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands, except shares)

Note 5. Derivatives

The Company is exposed to interest rate risk both as a lender and a borrower. The Company’s borrowing facilities and term loan bear interest at a floating rate, which means that rising interest rates would increase our cost of borrowing. To partially mitigate this risk, in 2011, the Company purchased two interest rate cap contracts with Wells Fargo as counterparty, which effectively limit the interest rate payable on $150 million of LIBOR based borrowings. The Company had no interest rate derivatives prior to 2011.

The following table highlights the interest rate caps outstanding:

				December 31, 2012
Index Rate	Cap Rate	Notional Amount	Expiration	Cost	Fair Value	Unrealized Depreciation
3 Month Libor	1.0%	$100,000	1/13/2014	$1,950	$7	$(1,943)
3 Month Libor	1.0%	50,000	5/4/2014	988	10	(978)

		$150,000		$2,938	$17	$(2,921)

The Company is also exposed to foreign exchange risk through its investments denominated in foreign currencies. The Company may mitigate this risk through the use of foreign currency forward contracts, borrowing in local currency under its $525 Million Facility, or similar. As an investment company, all changes in the fair value of assets, including changes caused by foreign currency fluctuation, flow through current earnings.

As of December 31, 2012, there were no open forward foreign currency contracts outstanding. As of December 31, 2011, there were two open forward foreign currency contracts entered into with SunTrust, one selling 966 Euro and the other selling 12,989 GBP, for USD values of $1,295 and $20,308, respectively. Unrealized appreciation as of December 31, 2011 totaled $180, or $44 and $136, respectively, for the Euro and GBP foreign currency forward contracts.

The Company has no derivatives designated as hedging instruments at December 31, 2012 and December 31, 2011.

Note 6. Debt

Unsecured Senior Notes

On November 16, 2012, the Company and U.S. Bank National Association entered into an Indenture and a First Supplemental Indenture relating to the Company’s issuance, offer and sale of $100 million aggregate principal amount of its 6.75% Unsecured Senior Notes due 2042 (the “Unsecured Notes”). The Unsecured Notes will mature on November 15, 2042 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after November 15, 2017 at a redemption price of $25 per security plus accrued and unpaid interest. The Unsecured Notes bear interest at a rate of 6.75% per year payable quarterly on February 15th, May 15th, August 15th and November 15th of each year, commencing on February 15, 2013. The Unsecured Notes are direct senior unsecured obligations of the Company.

$525 Million Revolving and Term Loan Facility

In June 2012, the Company entered into a $485 million senior secured credit facility (the “$525 Million Facility”) comprised of $450 million of multi-currency revolving credit and a $35 million term loan. In August 2012, the Company added $40 million under the $525 Million Facility’s accordion feature split $25 million in

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands, except shares)

revolving credit commitments and $15 million in a term loan. All borrowings bear interest at a rate per annum equal to the base rate plus 2.50% or the alternate base rate plus 1.50%. The $525 Million Facility has no LIBOR floor requirement. The $525 Million Facility matures in July 2016 and includes ratable amortization in the fourth year. The $525 Million Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The $525 Million Facility contains certain customary affirmative and negative covenants and events of default. In addition, the $525 Million Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the establishment of the Facility, the predecessor facility and a term loan was retired, resulting in $2,295 of non-recurring charges to expense unamortized costs. At December 31, 2012, total outstanding USD equivalent borrowings under the $525 Million Facility were $314,452.

At December 31, 2012, the Company had outstanding non-USD borrowings on the revolving portion of the $525 Million Facility. Unrealized appreciation (depreciation) on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency Amount		Reset Date	US$ Basis of Borrowing	Current Value	Unrealized Appreciation (Depreciation)
Euro		€11,000	01/17/2013	$13,590	$14,518	($928)
Canadian Dollar	C$	15,000	03/18/2013	15,205	15,084	121
Canadian Dollar		9,750	01/10/2013	9,963	9,805	158
Canadian Dollar		8,000	01/04/2013	8,043	8,045	(2)

				$46,801	$47,452	($651)

Senior Secured Notes

On May 10, 2012, the Company closed a private offering of $75,000 of Senior Secured Notes (“Senior Secured Notes”) with a fixed interest rate of 5.875% and a maturity date of May 10, 2017. Interest on the Senior Secured Notes is due semi-annually on May 10th and November 10th. The Senior Secured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

$100 Million Revolving Facility

On December 17, 2010, we established the $100 million revolving credit facility ($100 Million Facility) with Wells Fargo Securities, LLC acting as administrative agent. In connection with the $100 Million Facility, our wholly-owned financing subsidiary, Solar Capital Funding II, LLC (“SC Funding”), as borrower, entered into a Loan and Servicing Agreement whereby we transferred certain loans we have originated or acquired or will originate or acquire from time to time to SC Funding via a Purchase and Sale Agreement. The $100 Million Facility, as amended, among other things, matures on December 17, 2015 and generally bears interest based on LIBOR plus 2.75%. The $100 Million Facility is secured by all of the assets held by SC Funding. Under the $100 Million Facility, Solar and SC Funding, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The $100 Million Facility includes usual and customary events of default for credit facilities of this nature. At December 31, 2012, total outstanding USD equivalent borrowings under the $100 Million Facility were $0.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands, except shares)

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

The Company has made an irrevocable election to apply the fair value option of accounting to its $525 Million Credit Facility and Senior Secured Notes, in accordance with ASC 825-10. We believe accounting for the $525 Million Credit Facility and Senior Secured Notes at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election, approximately $5,008 of costs related to the establishment of the $525 Million Credit Facility and the Senior Secured Notes was expensed during the year ended December 31, 2012, rather than being deferred and amortized over their stated or expected life.

The weighted average annualized interest cost for all borrowings for the year ended December 31, 2012 and 2011 was 4.81% and 3.66%, respectively. These costs are exclusive of commitment fees and for other prepaid expenses related to establishing the $525 Million Facility, the $100 Million Facility, the Senior Unsecured Notes, and the Senior Secured Notes (collectively the “Credit Facilities”). This weighted average annualized interest cost reflects the average interest cost across all borrowings. The average debt outstanding for the year ended December 31, 2012 and 2011 was $237,916 and $152,047, respectively. The maximum amounts borrowed on the Credit Facilities during the year ended December 31, 2012 and 2011 were $497,491 and $435,356, respectively.

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

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in non-active markets;

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability and long-dated or complex derivatives.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands, except shares)

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

The following table presents the balances of assets and liabilities measured at fair value as of December 31, 2012 and 2011:

Fair Value Measurements

As of December 31, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$25,899	$444,568	$470,467
Subordinated Debt / Corporate Notes	—	33,175	413,752	446,927
Preferred Equity	—	—	151,190	151,190
Common Equity / Partnership Interests / Warrants	5,560	—	321,378	326,938
Derivative assets - interest rate caps and foreign exchange contracts	—	17	—	17
Liabilities:
$525 Million Facility and Senior Secured Notes	—	—	389,452	389,452

Fair Value Measurements

As of December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$46,377	$366,019	$412,396
Subordinated Debt / Corporate Notes	—	10,508	536,351	546,859
Preferred Equity	—	—	14,664	14,664
Common Equity / Partnership Interests / Warrants	11,460	—	59,664	71,124
Derivative assets - interest rate cap	—	469	—	469
Derivative assets - forward contracts	—	180	—	180

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands, except shares)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the years ended December 31, 2012 and 2011, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2012 and 2011:

Fair Value Measurements Using Level 3 Inputs

As of December 31, 2012

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants
Fair value, January 1, 2012	$366,019	$536,351	$14,664	$59,664
Total gains or losses included in earnings:
Net realized gain (loss)	—	(36,049)	—	11,299
Net change in unrealized gain (loss)	22,976	39,384	(2,932)	(7,201)
Purchase of investment securities	223,710	101,858	139,736	278,962
Proceeds from dispositions of investment securities	(168,137)	(227,792)	(278)	(21,346)
Transfers in/out of Level 3	—	—	—	—

Fair value, December 31, 2012	$444,568	$413,752	$151,190	$321,378

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$9,129	$(8,161)	$(3,376)	$(31,945)

During the fiscal year December 31, 2012, there were no transfers in and out of Levels 1 and 2.

Fair Value Measurements Using Level 3 Inputs

As of December 31, 2011

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants
Fair value, January 1, 2011	$200,532	$566,308	$3,934	$53,092
Total gains or losses included in earnings:
Net realized gain (loss)	(87)	6,218	—	(4,500)
Net change in unrealized gain (loss)	(13,392)	(6,991)	(448)	6,931
Purchase of investment securities	247,421	115,852	11,178	7,942
Proceeds from dispositions of investment securities	(68,455)	(103,971)	—	(3,801)
Transfers in/out of Level 3	—	(41,065)	—	—

Fair value, December 31, 2011	$366,019	$536,351	$14,664	$59,664

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(15,535)	$(17,844)	$(448)	$4,988

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands, except shares)

During the fiscal year ended December 2011, one investment with a fair value of $41,065 was transferred from Level 3 to Level 2 as a result of an increase in the availability and reliability of third party market quotes for this investment. In addition, one asset with a fair value of $9,900 was transferred from Level 2 to Level 1 when trading restrictions expired on a publicly traded equity investment.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2012:

The $525 Million Facility and Senior Secured Notes	For the year ended December 31, 2012
Beginning fair value	$—
Total unrealized appreciation	—
Borrowings	489,957
Repayments	(100,505)
Transfers in/out of Level 3	—
Ending fair value	$389,452

The Company has made an irrevocable election to apply the fair value option of accounting to the $525 Million Facility and the Senior Secured Notes, in accordance with ASC 825-10. On December 31, 2012, there were borrowings of $314,452 and $75,000, respectively, on the $525 Million Facility and the Senior Secured Notes. For the year ended December 31, 2012, the $525 Million Facility and the Senior Secured Notes had no net change in unrealized (appreciation) depreciation. The Company used an independent third-party valuation firm to measure the fair value of the $525 Million Facility and Senior Secured Notes.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands, except shares)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2012 is summarized in the table below:

Quantitative Information about Level 3 Fair Value Measurements

	Asset or Liability	Fair Value at December 31, 2012	Valuation Techniques/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured / Bank Debt	Asset	$444,568	Yield Analysis/Market Approach/Broker quoted	Market Yields / Bid-Ask Spreads	10.3% – 19.0% (13.3%)
Subordinated Debt/Corporate Note	Asset	$413,752	Yield Analysis/Market Approach/Broker quoted Enterprise value	Market Yields / Bid-Ask Spreads EBITDA Multiples	12.0% – 17.1% (14.7%) 3.8x – 7.8x (5.8x)
Preferred Equity	Asset	$151,190	Yield Analysis	Market Yields	8.0% – 15.00% (14.3%)
Common Equity	Asset	$321,378	Market Approach	Enterprise Value Multiple of BV	6.8x – 10.0x (8.4x) 0.95x – 1.53x (1.15x)
The $525 Million Facility	Liability	$314,452	Yield Analysis/Market Approach	Market Yields	L+0.5% – L+5.5% (L+2.7%)
Senior Secured Notes	Liability	$75,000	Yield Analysis/Market Approach	Market Yields	4.2% – 7.2% (5.7%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

Note 8. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Numerator for basic and diluted earnings per share:	$115,761	$61,315	$141,885
Denominator for basic and diluted weighted average share:	37,231,341	36,470,384	33,258,402
Basic and diluted net increase in net assets resulting from operations per average share:	$3.11	$1.68	$4.27

As required by ASC 260-10, Earnings Per Share, the number of shares used to calculate weighted average shares for use in computations on a per share basis have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Merger. See Note 1 to the consolidated financial statements.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands, except shares)

Note 9(a). Income Tax Information and Distributions to Stockholders

The tax character of dividends for the fiscal years ended December 31, 2012, 2011, and 2010 were as follows:

	2012		2011		2010
Ordinary income	$84,596	93.6%	$73,532	84.0%	$65,457	90.1%
Capital gains	5,770	6.4%	14,000	16.0%	7,200	9.9%

Total dividends	$90,366	100.0%	$87,532	100.0%	$72,657	100.0%

As of December 31, 2012, 2011, and 2010 the components of accumulated gain and losses on a tax basis were as follows(1):

	2012	2011	2010
Undistributed ordinary income	$4,475	$21,586	$1,917
Undistributed long-term net capital gains	19,800	—	2,788

Total undistributed net earnings	24,275	21,586	4,705
Post-October capital gains/(losses)	—	—	(3,006)
Net unrealized depreciation investments	(31,158)	(133,468)	32,795

Total undistributed (undistributable) taxable income	$(6,883)	$(111,882)	$34,494

(1)	Tax information for the fiscal years ended December 31, 2012, 2011, and 2010 are/were estimates and are not final until the Company files its tax returns, typically in September each year.

Note 9(b). Other Tax Information (unaudited)

For the fiscal year ended December 31, 2012, 1.12% of the distributions paid during the year were eligible for qualified dividend income treatment. In addition, 1.00% of the distributions were eligible for the dividends received deduction for corporate stockholders. No distributions paid during the fiscal year ended December 31, 2011 were eligible for qualified dividend income treatment or were eligible for the dividends received deduction for corporate stockholders.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2009 remain subject to examination by the Internal Revenue Service and the state department of revenue.

Pre-Merger Taxation

Prior to the February 9, 2010, the Company was classified as a partnership for U.S. tax purposes, and therefore was generally not subject to federal and state income taxes. Each partner took into account separately on their tax return their share of the taxable income, gains, losses, deductions or credits for the partnership’s

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands, except shares)

taxable year. Accordingly, no provisions were made in the consolidated financial statements for federal and state income tax. The Company was also subject to New York City unincorporated business tax (UBT), which is imposed on the business income of every unincorporated business that is carried on in New York City. The UBT is imposed for each taxable year at a rate of approximately 4 percent of taxable income that is allocable to New York City.

Note 10. Financial Highlights

The following is a schedule of financial highlights for the respective periods:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Per Share Data: (a)
Net asset value, beginning of year	$22.02	$22.73	$21.24	$25.95	$38.30
Net investment income	2.20	2.25	2.08	2.05	2.66
Net realized and unrealized gain (loss)	0.91	(0.57)	2.19	0.60	(15.01)

Net increase in net assets resulting from operations	3.11	1.68	4.27	2.65	(12.35)
Dividends to shareholders declared	(2.43)	(2.40)	(2.14)	—	—
Distributions to unit holders declared	—	—	—	(7.36)	—
Effect of dilution	—	0.01	(0.33)	—	—
Offering costs	—	—	(0.31)	—	—

Net asset value, end of period	$22.70	$22.02	$22.73	$21.24	$25.95

Per share market value at end of period	$23.91	$22.09	$24.78	N/A	N/A
Total Return(b)	20.03%	(1.07)%	$45.51%	10.16%	(32.25)%
Shares outstanding end of period	38,694,060	36,608,038	36,383,158	32,860,454	32,860,454

Ratio/Supplemental Data:
Net assets, end of period	$878,273	$805,941	$826,994	$697,903	$852,673

Ratio of operating expenses to average net assets	6.25%	5.82%	5.54%	5.20%	3.76%
Ratio of interest and other debt expenses to average net assets	2.28%	1.12%	1.92%	0.35%	0.29%

Ratio of total expenses to average net assets	8.53%	6.94%	7.46%	5.55%	4.05%

Ratio of net investment income to average net assets	9.79%	9.97%	9.31%	8.85%	7.59%

Average debt outstanding	$237,859	$152,047	$140,301	$29,035	$10,255
Portfolio turnover ratio	54.73%	34.54%	38.90%	19.36%	11.55%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account dividends reinvested with the dividend reinvestment plan. For 2010, the public offering price is used as the beginning market price and does not assume dividend reinvestment. Total return for 2009, 2008 and 2007 is equal to the net increase in net assets resulting from operations divided by the net asset value at beginning of year.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands, except shares)

Note 11. Acquisition of Crystal Capital Financial Holdings LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions, from SSP Energy Ltd., Quartz Managers LLC and Quantum Strategic Partners Ltd. (the “Crystal Acquisition”) pursuant to a definitive agreement entered into on December 17, 2012. We invested $275,000 in cash to effect the Crystal Acquisition using our available liquidity, including operating cash and borrowings under our existing credit facilities. Crystal Financial had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 revolving credit facility.

At the time of closing on December 28, Crystal Financial had 25 loans outstanding to 22 different borrowers. All loans were floating rate with the largest loan outstanding totaling $40,318. The average loan size was $18,060 and none of the loans were on non-accrual status. Crystal Financial’s credit facility, which is non-recourse to Solar Capital, had approximately $142,750 of borrowings outstanding.

Note 12. Selected Quarterly Financial Data (unaudited)

For the Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2012	$41,465	1.07	$24,201	0.62	$(903)	(0.02)	$23,298	0.60
September 30, 2012	40,646	1.10	22,258	0.60	7,985	0.22	30,243	0.82
June 30, 2012	34,833	0.95	14,369	0.39	1,693	0.05	16,062	0.44
March 31, 2012	36,309	0.99	21,099	0.58	25,059	0.68	46,158	1.26

December 31, 2011	35,994	0.98	20,675	0.57	31,182	0.85	51,857	1.42
September 30, 2011	35,329	0.97	20,711	0.57	(72,655)	(1.99)	(51,944)	(1.42)
June 30, 2011	35,283	0.97	21,368	0.59	(8,984)	(0.25)	12,384	0.34
March 31, 2011	32,294	0.89	19,150	0.53	29,868	0.82	49,018	1.35

December 31, 2010	31,644	0.92	17,384	0.51	24,974	0.73	42,358	1.24
September 30, 2010	29,403	0.89	15,551	0.47	5,458	0.16	21,009	0.63
June 30, 2010	28,284	0.86	15,166	0.46	1,348	0.04	16,514	0.50
March 31, 2010	35,310	1.08	21,111	0.65	40,893	1.26	62,004	1.90

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands, except shares)

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On January 11, 2013, the Company closed on a follow-on public equity offering of 6.3 million shares of common stock at $24.40 per share raising approximately $146.9 million in net proceeds.

On January 31, 2013, the Company received a notice that a scheduled cash interest payment due February 1, 2013 on its investment in Rug Doctor would be blocked by its senior lenders.

On February 25, 2013, our board of directors declared a quarterly dividend of $0.60 per share payable on April 2, 2013 to holders of record as of March 21, 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 67 of this Form 10-K, is incorporated by reference herein.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is set forth above under the heading “Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting” in Item 8.

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement**

3.2	Amended and Restated Bylaws**

4.1	Form of Common Stock Certificate****

10.1	Dividend Reinvestment Plan**

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent****

10.3	Form of Senior Secured Term Loan Agreement by and between the Registrant and ING Capital LLC, as lender and administrative agent, dated as of September 2, 2010*****

10.4	Form of Loan and Servicing Agreement by and among the Registrant, Solar Capital Funding II LLC, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Delaware Trust Company, as collateral agent and Wells Fargo Bank, N.A., as account bank and collateral custodian*******

10.5	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC*

10.6	Form of Custodian Agreement****

10.7	Administration Agreement by and between Registrant and Solar Capital Management, LLC*

10.8	Form of Indemnification Agreement by and between Registrant and each of its directors**

10.9	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement*

Exhibit Number	Description

10.10	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement**

10.11	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited*

10.12	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC**

10.13	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC****

10.14	Form of Agreement and Plan of Merger by and between Registrant and Solar Capital LLC****

10.15	Form of Registration Rights Agreement******

10.16	Form of Subscription Agreement******

10.17	Form of Purchase and Sale Agreement by and between the Registrant and Solar Capital Funding II LLC*******

10.18	Amendment No. 2 to the Loan and Servicing Agreement by and among Registrant, Solar Capital Funding II LLC, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Delaware Trust Company, as collateral agent, and Wells Fargo Bank, N.A., as account bank and collateral custodian********

10.19	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee*********

10.20	First Supplemental Indenture, dated November 16, 2012, relating to the 6.75% Senior Notes due 2042, between the Registrant and U.S. Bank National Association, as trustee*********

11.1	Computation of Per Share Earnings

14.1	Code of Ethics**

14.2	Code of Business Conduct**

21.1	Subsidiaries of Solar Capital Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.

**	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.

***	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 8 (File No. 333-148734) filed on January 27, 2010.

****	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on February 9, 2010.

*****	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on September 7, 2010.

Exhibit Number	Description

******	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.

*******	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on December 22, 2010.

********	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on February 8, 2012.

*********	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.

c. Consolidated Financial Statement Schedules

No consolidated financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

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

Date	Signature	Title

February 25, 2013	/s/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 25, 2013	/s/ STEVEN HOCHBERG Steven Hochberg	Director

February 25, 2013	/s/ DAVID S. WACHTER David S. Wachter	Director

February 25, 2013	/s/ LEONARD A. POTTER Leonard A. Potter	Director

February 25, 2013	/s/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

February 25, 2013	/s/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary