Form 10-Q
period 2013-03-31
Solar Capital Ltd.
filed 2013-05-07
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2013

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 6, 2013 was 45,006,497.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Investments at fair value:
Companies less than 5% owned (cost: $869,415 and $856,134, respectively)	$840,361	$831,306
Companies 5% to 25% owned (cost: $173,743 and $167,564, respectively)	172,983	165,406
Companies more than 25% owned (cost: $406,222 and $408,373, respectively)	408,054	398,810

Total investments (cost: $1,449,380 and $1,432,071, respectively)	1,421,398	1,395,522

Cash	11,645	14,133
Foreign currency (cost: $920 and $899, respectively)	884	906
Interest and dividends receivable	22,130	15,147
Deferred offering costs	423	450
Deferred financing costs	4,133	4,228
Derivatives	16	17
Receivable for investments sold	655	—
Prepaid expenses and other assets	1,427	—

Total assets	$1,462,711	$1,430,403

Liabilities
Revolving credit facilities (see note 6 and 8)	$128,793	$264,452
Unsecured senior notes (see note 8)	100,000	100,000
Senior secured notes (see note 6 and 8)	75,000	75,000
Term loan (see note 6 and 8)	50,000	50,000
Dividends payable	26,984	23,217
Payable for investments purchased	29,604	21,756
Management fee payable	7,134	6,612
Performance-based incentive fee payable	6,380	6,050
Interest payable	3,431	2,406
Administrative services fee payable	316	1,058
Other liabilities and accrued expenses	556	1,579

Total liabilities	$428,198	$552,130

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 44,973,532 and 38,694,060 shares issued and outstanding, respectively	$450	$387
Paid-in capital in excess of par	1,125,634	978,279
Distributions in excess of net investment income	(6,127)	(4,662)
Accumulated net realized loss	(54,942)	(55,631)
Net unrealized depreciation	(30,502)	(40,100)

Total net assets	$1,034,513	$878,273

Net Asset Value Per Share	$23.00	$22.70

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended March 31, 2013	Three months ended March 31, 2012
INVESTMENT INCOME:
Interest and dividends:
Companies more than 25% owned	$10,474	$1,082
Companies 5% to 25% owned	7,060	—
Companies less than 5% owned	28,563	35,227

Total investment income	46,097	36,309

EXPENSES:
Management fees (see note 3)	$7,134	$5,278
Performance-based incentive fees (see note 3)	6,380	5,275
Interest and other credit facility expenses	4,823	2,695
Administrative services expense	727	696
Other general and administrative expenses	1,514	1,009

Total operating expenses	20,578	14,953
Income tax expense	—	257

Total expenses	20,578	15,210

Net investment income	$25,519	$21,099

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FOREIGN CURRENCIES AND DERIVATIVES:
Net realized gain (loss) on investments:
Companies more than 25% owned	$472	$11,002
Companies 5% to 25% owned	—	—
Companies less than 5% owned	228	(725)

Net realized gain on investments	700	10,277
Net realized loss on foreign currencies and derivatives:	(11)	(326)

Total net realized gain before income taxes	689	9,951

Income tax expense	—	785

Net realized gain	689	9,166

Net change in unrealized gain on investments	8,568	18,834
Net change in unrealized gain (loss) on foreign currencies and derivatives	1,030	(2,941)

Net change in unrealized gain	9,598	15,893

Net realized and unrealized gain on investments, foreign currencies and derivatives	10,287	25,029

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$35,806	$46,158

EARNINGS PER SHARE (see note 5)	$0.81	$1.26

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Three months ended March 31, 2013 (unaudited)	Year ended December 31, 2012
Increase (decrease) in net assets resulting from operations:
Net investment income	$25,519	$81,927
Net realized gain (loss)	689	(32,537)
Net change in unrealized gain	9,598	66,371

Net increase in net assets resulting from operations	35,806	115,761

Dividends and distributions to stockholders:	(26,984)	(90,366)

Capital share transactions:
Net proceeds from shares sold	146,857	45,020
Less offering costs	(86)	(24)
Reinvestment of dividends	647	1,941

Net increase in net assets from capital transactions	147,418	46,937

Total increase in net assets	156,240	72,332
Net assets at beginning of period	878,273	805,941

Net assets at end of period	$1,034,513	$878,273

Capital share activity:
Shares sold	6,253,226	2,000,000
Shares issued from reinvestment of dividends	26,246	86,022

Net increase from capital share activity	6,279,472	2,086,022

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$35,806	$46,158

Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gain on investments	(700)	(10,277)
Net realized loss on foreign currencies and derivatives	11	326
Net change in unrealized gain on investments	(8,568)	(18,834)
Net change in unrealized (gain) loss on foreign currencies and derivatives	(1,030)	2,941

(Increase) decrease in operating assets:
Purchase of investments	(74,849)	(69,197)
Proceeds from disposition of investments	67,048	132,199
Capitalization of payment-in-kind interest	(7,788)	(7,724)
Collections of payment-in-kind interest	—	7,094
Fee revenue receivable	—	431
Deferred offering costs	27	(106)
Derivatives	1	355
Receivable for investments sold	(655)	(17,874)
Interest and dividends receivable	(6,983)	(1,779)
Prepaid expenses and other assets	(1,427)	70

Increase (decrease) in operating liabilities:
Payable for investments purchased	7,848	6,830
Management fee payable	522	1
Performance-based incentive fees payable	330	72
Deferred fee revenue	—	(235)
Administrative services expenses payable	(742)	(431)
Interest payable	1,025	(102)
Other liabilities and accrued expenses	(1,023)	795

Net Cash Provided by Operating Activities	8,853	70,713

Cash Flows from Financing Activities:
Cash dividends paid	(22,570)	—
Common stock offering costs	(86)	—
Deferred financing costs	95	575
Proceeds from shares sold	146,857	—
Proceeds from borrowings	221,500	160,212
Repayments of borrowings	(357,159)	(232,924)

Net Cash Used In Financing Activities	(11,363)	(72,137)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,510)	(1,424)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,039	11,787

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,529	$10,363

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,798	$2,797

Cash paid for income taxes	$356	$727

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2013

(in thousands)

Description(1)	Industry	Interest(2)		Maturity	Par Amount*		Cost	Fair Value
Bank Debt/Senior Secured Loans – 50.3%
AREP Fifty-Seventh LLC (3)(4)(5)	Building & Real Estate	14.00%		8/1/2013		$24,709	$24,709	$24,462
ARK Real Estate Partners II LP (3)(5)	Building & Real Estate	14.00%		8/1/2013		8,026	8,026	7,946
AviatorCap SII, LLC I (5)	Aerospace & Defense	12.00%		12/31/2014		2,861	2,839	2,861
AviatorCap SII, LLC II (5)	Aerospace & Defense	11.00%		12/31/2014		4,043	4,008	4,043
AviatorCap SII, LLC III (5)	Aerospace & Defense	13.00%		12/31/2014		3,229	3,190	3,229
Direct Buy Inc. (6)	Home, Office Furnishing & Durable Consumer Products	12.00% PIK		10/31/2019		7,921	7,921	7,921
DS Waters of America, Inc. (6)(7)	Beverage, Foods & Tobacco	15% (11% Cash & 4% PIK)	(8)	2/28/2018		31,309	30,400	32,561
Easy Financial Services, Inc. (9)(10).	Consumer Finance	11.79%		10/4/2017	C$	10,000	9,945	9,846
Fulton Holding Corp (11)	Retail Stores	13.37%		5/28/2016		$35,000	34,376	35,000
Good Sam Enterprise, LLC	Insurance	11.50%		12/1/2016		7,000	6,627	7,464
Grakon, LLC (3)	Machinery	12.00%		12/31/2015		9,524	7,948	9,524
Interactive Health Solutions, Inc. (12)	Healthcare, Education & Childcare	11.50%		10/4/2016		18,288	17,950	18,287
Interactive Health Solutions, Inc. (13).	Healthcare, Education & Childcare	11.50%		10/4/2016		18,000	17,685	17,685
Isotoner Corporation	Personal & Nondurable Consumer Products	10.75%		1/8/2018		39,000	38,081	38,610
MYI Acquiror Corporation (10)(11)(14).	Insurance	13% (12% Cash & 1% PIK)	(8)	3/13/17		25,839	25,444	26,356
Quantum Foods, LLC	Beverage, Foods & Tobacco	10.79%		2/6/2018		37,500	37,500	36,750
SMG	Healthcare, Education & Childcare	10.75%		12/7/2018		25,000	24,561	24,875
Southern Auto Finance Company (10)(15)	Banking	13.50%		10/19/2017		35,000	34,319	35,000
SOINT, LLC (5)	Aerospace & Defense	15.00%		6/30/2016		15,434	15,166	15,434
Spencer Spirit Holdings, Inc.	Retail Stores	11.00%		5/1/2017		10,000	10,000	10,900
The Endurance International Group, Inc.	Internet Software & Services	10.25%		5/9/2020		25,000	24,759	25,227
Transplace Texas, LP (12)	Cargo Transport	11.00%		4/12/2017		20,000	19,633	20,000
TravelClick, Inc.	Hotels, Restaurants & Leisure	9.75%		3/26/2018		20,000	19,800	19,800
Trident USA Health Services, LLC (11)	Healthcare, Education & Childcare	11.75%		10/30/2017		43,000	42,245	43,000
USAW 767 (5)	Aerospace & Defense	14.50%		6/30/2014		2,597	2,587	2,597
ViaWest Inc. (11)	Personal, Food & Misc. Services	13.5% (12% Cash & 1.5% PIK)	(8)	5/20/2018		40,999	40,058	41,409

Total Bank Debt/Senior Secured Loans							$509,777	$520,787

Subordinated Debt/Corporate Notes — 39.0%
Adams Outdoor Advertising	Diversified/Conglomerate Service	18.00%		12/8/2015		$42,500	$42,046	$43,775
Alegeus Technologies Holdings Corp.	Healthcare Technology	12.00%		2/15/2019		28,200	27,608	28,200
Asurion Holdco	Insurance	11.00%		3/2/2019		12,000	11,684	12,938
Crosman Corporation	Leisure, Amusement, Entertainment	13.00%		10/15/2016		15,219	14,894	14,914
Earthbound Farm (11)	Farming & Agriculture	14.25%		6/21/2017		58,947	58,006	56,000
Grakon Holdings LLC Sr (3)	Machinery	14.00% PIK		12/31/2015		1,886	1,886	1,886
Grakon Holdings LLC Jr (3)	Machinery	12.00% PIK		12/31/2015		12,531	10,983	9,398
Granite Global Solutions Corp. (9)(10)	Insurance	13.50%		11/30/2016	C$	25,714	25,709	24,433
Midcap Financial Intermediate Holdings, LLC (10)(11)	Banking	13.00%		7/9/2015		$85,000	83,973	85,850
ProSieben Sat.1 Media AG (9)(10)(16)	Broadcasting & Entertainment	7.70%(4.2% Cash & 3.5%PIK)	(8)	3/6/2017		€17,214	21,433	21,401
Richelieu Foods, Inc. (12)	Beverage, Food & Tobacco	13.75%(12% Cash & 1.75%PIK)	(8)	5/18/2016		$23,155	22,750	23,155
Rug Doctor Inc. (11)(17)***	Personal, Food & Misc. Services	15.50% to 20.00% (wtd. avg. 17.57%)	(8)	10/31/2014		54,829	52,200	32,897
WireCo. Worldgroup Inc.	Building Products	11.75%		5/15/2017		48,000	47,576	48,480

Total Subordinated Debt/Corporate Notes							$420,748	$403,327

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except shares/units)

Description(1)	Industry	Interest(2)		Maturity	Shares/ Units	Cost	Fair Value
Preferred Equity — 15.3%
Senior Preferred 15% Units of DSW Group Holdings LLC (6)	Beverage, Food & Tobacco	15.00% PIK		—	1,557,002	$135,422	$132,501
SOCAY Limited (5)(10)(18)	Aerospace & Defense	8.59% PIK	(8)	6/30/2018	14,112	14,112	14,490
SODO Corp. (5)(18)	Aerospace & Defense	8.43% PIK	(8)	6/30/2018	2,184	2,184	2,371
SOINT, LLC (5)(10)(18)	Aerospace & Defense	15.00% PIK	(8)	6/30/2018	86,667	8,667	9,100
Wyle Laboratories**	Aerospace & Defense	8.00%		7/17/2015	387	39	52

Total Preferred Equity						$160,424	$158,514

Common Equity/Partnership Interests/ Warrants – 32.8%
Ark Real Estate Partners LP (3)(5)**	Buildings & Real Estate				45,905,653	$45,235	$27,544
Ark Real Estate Partners II LP (3)(5)**	Buildings & Real Estate				1,070,679	498	643
Crystal Capital Financial Holdings LLC (5)(10)	Diversified Financial Services				275,000	275,000	293,334
Direct Buy Inc. (6)**	Home, Office Furnishing & Durable Consumer Products				76,999	—	—
Participating Preferred Units of DSW Group Holdings LLC (6)**	Beverage, Food & Tobacco				1,292,964	—	—
Grakon, LLC (3)**	Machinery				1,714,286	1,714	—
Grakon, LLC Warrants (3)**	Machinery				3,518,001	—	—
Great American Group Inc. (10)**	Personal, Food & Misc. Services				572,800	2,681	223
Great American Group Inc. (10)(19)**	Personal, Food & Misc. Services				187,500	3	73
Nuveen Investments, Inc. **	Finance				3,486,444	30,876	16,037
Seven West Media Limited (9)(10)	Broadcasting & Entertainment				437,687	2,424	916

Total Common Equity/Partnerships Interests/Warrants						$358,431	$338,770

Total Investments — 137.4%						$1,449,380	$1,421,398

Liabilities in Excess of Other Assets — (37.4%)							(386,885)

Net Assets — 100.0%							$1,034,513

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”) or the Euro Interbank Offered Rate (“EURIBOR”), and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2013.
(3)	Investments are held in taxable subsidiaries. Ark Real Estate Partners LP is held through SLRC ADI Corp and our equity investment in Grakon LLC is held through Grakon TL Holding, Inc.
(4)	Includes an unfunded commitment of $2,144.
(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2013 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at March 31, 2013
AREP Fifty-Seventh LLC	$24,215	$—	$—	$766	$24,462
ARK Real Estate Partners II LP	7,866	—	—	278	7,946
ARK Real Estate Partners LP	35,095	—	—	—	27,544
ARK Real Estate Partners II LP	824	—	—	—	643
AviatorCap SII, LLC I	3,044	—	183	91	2,861
AviatorCap SII, LLC II	4,390	—	347	122	4,043
AviatorCap SII, LLC III	4,006	—	777	133	3,229
Crystal Capital Financial Holdings LLC	275,000	—	—	7,700	293,334
SOCAY Limited	14,490	197	—	294	14,490
SODO Corp.	2,371	33	—	45	2,371
SOINT, LLC	15,766	—	654	623	15,434
SOINT, LLC (preferred equity)	8,667	—	—	317	9,100
USAW 767	3,076	—	479	105	2,597

	$398,810	$230	$2,440	$10,474	$408,054

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2013

(in thousands)

(6)	Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2013 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at March 31, 2013
Direct Buy Inc. (common equity)	$—	$—	$—	$—	$—
Direct Buy Inc.	7,700	221	—	236	7,921
DS Waters of America, Inc.	32,095	300	—	1,194	32,561
Participating Preferred Units of DSW Group Holdings LLC	—	—	—	—	—
Senior Preferred 15% Units of DSW Group Holdings LLC	125,611	5,628	—	5,630	132,501

	$165,406	$6,149	$—	$7,060	$172,983

(7)	In March 2012, Solar Capital Ltd. purchased $36,991 par amount and sold $7,000 par amount to a third party through a participation with no recourse to the Company.
(8)	Coupon is payable in cash and/or in kind (PIK).
(9)	The following entities are domiciled outside the United States and the investments are denominated in either Euro, Canadian Dollars or Australian Dollars; ProSieben Sat.1 Media AG in Germany; Granite Global Solutions Corp., Easy Financials Services, Inc. in Canada; and Seven Media Group Limited in Australia. All other investments are domiciled in the United States.
(10)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC (“SC Funding”). (See footnote 12 for further explanation.) Par amounts held through SC Funding include: Earthbound Farm $23,500; Fulton Holding Corp. $18,000; Midcap Financial Intermediate Holdings, LLC $23,500; MYI Acquiror Corporation $6,500; Rug Doctor Inc. $9,929; Trident USA Health Services, LLC $6,500; and ViaWest Inc. $15,529. Remaining par balances are held directly by Solar Capital Ltd.
(12)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned subsidiary SC Funding. Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 8 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of March 31, 2013, all other investments were pledged as collateral for the Senior Secured Credit Facility, Term Loan and Senior Secured Notes (see Note 8 to the consolidated financial statements).
(13)	Includes an unfunded commitment of $17,685.
(14)	Solar Capital Ltd.’s foreign domiciled portion of MYI Aquiror Corporation is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(15)	Includes an unfunded commitment of $9,775.
(16)	Solar Capital Ltd.’s investment in ProSieben Sat. 1 Media AG is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(17)	Includes PIK on $13,173 of par at 4.50% PIK, $15,367 of par at 5.25% PIK, $16,360 of par at 8.00% PIK, and $9,929 of par at 3.50% PIK.
(18)	Solar Capital Ltd.’s investments in SODO Corp., SOCAY Corp. and SOINT, LLC each include a one dollar investment in common shares.
(19)	Founders’ Shares.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security.
***	Investment is on non-accrual status.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2013

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2013
Diversified Financial Services	20.6%
Beverage, Food & Tobacco	15.8%
Banking	8.5%
Insurance	7.7%
Personal, Food and Misc. Services	7.0%
Healthcare, Education & Childcare	5.6%
Buildings & Real Estate	4.3%
Farming & Agriculture	3.9%
Aerospace & Defense	3.8%
Building Products	3.4%
Retail Stores	3.2%
Diversified/Conglomerate Service	3.1%
Healthcare Technology	2.0%
Internet Software & Services	1.8%
Broadcasting & Entertainment	1.6%
Machinery	1.5%
Cargo Transport	1.4%
Hotels, Restaurants & Leisure	1.4%
Finance	1.1%
Leisure, Amusement, Entertainment	1.0%
Consumer Finance	0.7%
Home, Office Furnishing & Durable Consumer Products	0.6%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands)

Description(1)	Industry	Interest(2)		Maturity	Par Amount*/ Shares		Cost	Fair Value
Bank Debt/Senior Secured Loans – 53.6%
Asurion Corporation (14)	Insurance	9.00%		5/24/2019		$17,834	$17,760	$18,409
AREP Fifty – Seventh LLC (8)(10)(19)(22)	Building & Real Estate	14.00%		8/1/2013		24,709	24,709	24,215
ARK Real Estate Partners II LP (8)(10)(20)(22)	Building & Real Estate	14.00%		8/1/2013		8,026	8,026	7,866
AviatorCap SII, LLC I (8)(22)	Aerospace & Defense	12.00%		12/31/2014		3,044	3,018	3,044
AviatorCap SII, LLC II (8)(22)	Aerospace & Defense	11.00%		12/31/2014		4,390	4,347	4,390
AviatorCap SII, LLC III (8)(22)	Aerospace & Defense	13.00%		12/31/2014		4,006	3,952	4,006
Direct Buy Inc. (9)(23)	Home, Office Furnishing & Durable Consumer Products	12.00%	(6)	10/31/2019		7,700	7,700	7,700
DS Waters of America, Inc. (9)(18)(23)	Beverage, Foods & Tobacco	15% (11% Cash & 4% PIK)	(6)	2/28/2018		31,010	30,070	32,095
Fulton Holding Corp (14)	Retail Stores	13.37%		5/28/2016		35,000	34,337	35,000
Easy Financial Services, Inc. (3)(15)	Consumer Finance	11.80%		10/4/2017	C$	10,000	9,933	9,956
Grakon, LLC (10)	Machinery	12.00%		12/31/2015		$9,524	7,842	9,429
Good Sam Enterprise, LLC	Insurance	11.50%		12/1/2016		7,000	6,607	7,490
Isotoner Corporation	Personal & Nondurable Consumer Products	10.75%		1/8/2018		39,000	38,045	38,610
Interactive Health Solutions, Inc. (13)	Healthcare, Education & Childcare	11.50%		10/4/2016		18,406	18,048	18,590
MYI Acquiror Corporation (4)(7)(15)	Insurance	13% (12% Cash & 1% PIK)	(6)	3/13/17		31,773	31,258	32,409
SMG	Healthcare, Education & Childcare	10.75%		12/7/2018		25,000	24,536	24,875
Southern Auto Finance Company (15)(21)	Banking	13.50%		10/19/2017		35,000	34,301	35,000
SOINT, LLC (8)(22)	Aerospace & Defense	15.00%		6/30/2016		16,088	15,793	15,766
Spencer Spirit Holdings, Inc.	Retail Stores	11.00%		5/1/2017		10,000	10,000	10,850
The Endurance International Group, Inc.	Internet Software & Services	10.25%		5/9/2020		25,000	24,753	25,000
Transplace Texas, LP (13)	Cargo Transport	11.00%		4/12/2017		20,000	19,615	19,700
Trident USA Health Services, LLC	Healthcare, Education & Childcare	11.75%		10/30/2017		43,000	42,214	42,140
USAW 767 (8)(22)	Aerospace & Defense	14.50%		6/30/2014		3,076	3,062	3,076
ViaWest Inc. (14)	Personal, Food & Misc. Services	13.5% (12% Cash & 1.5%PIK)	(6)	5/20/2018		40,851	39,880	40,851

Total Bank Debt/Senior Secured Loans							$459,806	$470,467

Subordinated Debt/Corporate Notes – 50.9%
Adams Outdoor Advertising	Diversified/Conglomerate Service	18.00%		12/8/2015		$42,500	$42,014	$43,350
Alegeus Technologies Holdings Corp.	Healthcare Technology	12.00%		2/15/2019		28,200	27,591	28,200
Asurion Holdco (17)	Insurance	11.00%		3/2/2019		12,000	11,675	12,800
CIBT Solutions	Leisure, Amusement, Entertainment	13.50%		6/15/2018		36,200	35,483	36,200
Crosman Corporation	Leisure, Amusement, Entertainment	13.00%		10/15/2016		15,219	14,876	14,914
Earthbound Farm (14)	Farming & Agriculture	14.25%		6/21/2017		58,947	57,966	56,000
Grakon Holdings LLC Sr (10)	Machinery	14.00%	(6)	12/31/2015		1,822	1,822	1,804
Grakon Holdings LLC Jr (10)	Machinery	12.00%	(6)	12/31/2015		12,166	10,489	8,516
Granite Global Solutions Corp. (3)(15)	Insurance	13.50%		11/30/2016	C$	25,714	25,668	24,954
Midcap Financial Intermediate Holdings, LLC (14)(15)	Banking	13.00%		7/9/2015		$85,000	83,878	85,000
ProSieben Sat.1 Media AG (3)(5)(15)	Broadcasting & Entertainment	7.70%(4.2% Cash & 3.5%PIK)	(6)	3/6/2017		€16,911	21,022	20,375
Richelieu Foods, Inc. (13)	Beverage, Food & Tobacco	13.75%(12% Cash & 1.75%PIK)	(6)	5/8/2016		$23,057	22,628	22,596
Rug Doctor Inc. (14)(16)	Personal, Food & Misc. Services	15.50% to 20.00% (wtd. avg. 17.55%)	(6)	10/31/2014		54,072	51,941	43,258
WireCo. Worldgroup Inc.	Building Products	11.75%		5/15/2017		48,000	47,556	48,960

Total Subordinated Debt/Corporate Notes							$454,609	$446,927

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2012

(in thousands, except shares)

Description (1)	Industry	Interest (2)	Maturity	Par Amount*/ Shares/Units	Cost	Fair Value

Preferred Equity — 17.2%
Senior Preferred 15% Units of DSW Group Holdings LLC (9)(23)	Beverage, Food & Tobacco	15.00% PIK(6)	—	1,500,725	$129,794	$125,611
SODO Corp. (8)(11)(22)	Aerospace & Defense	8.41% PIK(6)	6/30/2018	2,151	2,151	2,371
SOCAY Limited (8)(11)(15)(22)	Aerospace & Defense	8.57% PIK(6)	6/30/2018	13,915	13,915	14,490
SOINT, LLC (8)(15)(22)	Aerospace & Defense	15.00% PIK(6)	6/30/2018	86,667	8,667	8,667
Wyle Laboratories**	Aerospace & Defense	8.00%	7/17/2015	387	39	51

Total Preferred Equity					$154,566	$151,190

Common Equity/Partnership Interests/Warrants — 37.2%
Ark Real Estate Partners LP (8)(10)(11)(22)**	Buildings & Real Estate			45,905,653	$45,235	$35,095
Ark Real Estate Partners II LP (8)(9)(10)(22)**	Buildings & Real Estate			1,069,592	498	824
Crystal Capital Financial Holdings LLC (8)(15)(22)	Diversified Financial Services			275,000	275,000	275,000
Direct Buy Inc. **(9)(23)	Home, Office Furnishing & Durable Consumer Products			76,999	—	—
Participating Preferred Units of DSW Group Holdings LLC (9)(23)**	Beverage, Food & Tobacco			1,292,964	—	—
Grakon, LLC (10)**	Machinery			1,714,286	1,714	—
Grakon, LLC Warrants (10)**	Machinery			3,518,001	—	—
Great American Group Inc. (15)**	Personal, Food & Misc. Services			572,800	2,681	177
Great American Group Inc. (12)(15)**	Personal, Food & Misc. Services			187,500	3	58
Nuveen Investments, Inc.**	Finance			3,486,444	30,876	10,459
NXP Semiconductors Netherlands B.V. (3)(15)**	Electronics			159,827	4,357	4,207
Seven West Media Limited (3)(15)	Broadcasting & Entertainment			656,530	2,726	1,118

Total Common Equity/Partnerships Interests/ Warrants					$363,090	$326,938

Total Investments — 158.9%					$1,432,071	$1,395,522
Liabilities in Excess of Other Assets — (58.9%)						(517,249)

Net Assets — 100.0%						$878,273

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2012.
(3)	The following entities are domiciled outside the United States and the investments are denominated in either Euro, Canadian Dollars or Australian Dollars; ProSieben Sat.1 Media AG in Germany; Granite Global Solutions Corp., Easy Financials Services, Inc. in Canada; and Seven Media Group Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s foreign domiciled portion of MYI Aquiror Corporation is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.ar.l.
(5)	Solar Capital Ltd.’s investment in ProSieben Sat. 1 Media AG is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	Coupon is payable in cash and/or in kind (PIK).
(7)	Includes an unfunded commitment of $5,880.
(8)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(9)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(10)	Investments are held in taxable subsidiaries. Ark Real Estate Partners LP is held through SLRC ADI Corp and our equity investment in Grakon LLC is held through Grakon TL Holding, Inc.
(11)	Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.
(12)	Founders Shares.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2012

(in thousands)

(13)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned subsidiary Solar Capital Funding II LLC (“SC Funding”). Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 8 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of December 31, 2012, all other investments were pledged as collateral for the Senior Secured Credit Facility, Term Loan and Senior Secured Notes (see Note 8 to the consolidated financial statements).
(14)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned subsidiary SC Funding. (See footnote 13 above for further explanation.) Par amounts held through SC Funding include: Asurion Corp $9,017; Earthbound Farm $23,500; Fulton Holding Corp. $18,000; Midcap Financial Intermediate Holdings, LLC $23,500; Rug Doctor L.P. $9,842; and ViaWest Inc. $15,473. Remaining par balances are held directly by Solar Capital Ltd.
(15)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(16)	Includes PIK on $13,026 of par at 4.50% PIK, $15,167 of par at 5.25% PIK, $16,037 of par at 8.00% PIK, and $9,842 of par at 3.50% PIK.
(17)	Asurion Holdco has the option to pay interest in kind at L+10.25% if certain specified conditions are met.
(18)	In March 2012, Solar Capital Ltd. purchased $36,991 par amount and sold $7,000 par amount to a third party through a participation with no recourse to the Company.
(19)	Includes an unfunded commitment of $5,695.
(20)	Includes an unfunded commitment of $406.
(21)	Includes an unfunded commitment of $9,775.
(22)	Denotes investments in which we are an “Affiliated Person”, as defined in the Investment Company Act of 1940 (“1940 Act”), due to owning, controlling, or holding the power to vote, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended December 31, 2012 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2011	Gross Additions	Gross Reductions	Interest/ Dividend Income	Fair Value at December 31, 2012
AviatorCap SII, LLC I	$3,671	—	684	$434	$3,044
AviatorCap SII, LLC II	5,611	—	1,306	596	4,390
AviatorCap SII, LLC III	8,724	—	4,850	944	4,006
AREP Fifty-Seventh LLC	—	24,709	—	520	24,215
ARK Real Estate Partners II LP	—	8,026	—	157	7,866
ARK Real Estate Partners LP	—	45,235	—	—	35,095
ARK Real Estate Partners II LP	—	498	—	—	824
USAW 767	4,831	—	1,828	619	3,076
SODO Corp.	1,949	—	—	175	2,371
SOCAY Limited	12,668	—	—	1,158	14,490
National Specialty Alloys LLC	16,000	—	21,299	—	—
SOINT, LLC	—	16,335	579	1,044	15,766
SOINT, LLC	—	8,675	—	527	8,667
Crystal Capital Financial Holdings LLC	—	275,000	—	—	275,000

	$53,454	378,468	30,546	$6,174	$398,810

(23)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, between 5% and 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended December 31, 2012 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2011	Gross Additions	Gross Reductions	Interest/ Dividend/ Other Income	Fair Value at December 31, 2012
AREP Fifty-Seventh LLC	$—	19,768	19,768	$1,019	$—
ARK Real Estate Partners II LP	—	8,026	8,026	122	—
ARK Real Estate Partners LP	35,820	2,879	44,650	—	—
Direct Buy Inc. (common equity)	—	—	—	—	—
Direct Buy Inc.	—	7,700	—	143	7,700
DS Waters of America, Inc.	—	35,696	6,755	3,944	32,095
Senior Preferred 15% Units of DSW Group Holdings LLC	—	115,187	278	14,948	125,611

	$35,820	189,256	79,477	$20,176	$165,406

*	Denominated in USD unless otherwise noted.
**	Non-income producing security

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2013

(in thousands, except shares)

Note 1. Organization

Solar Capital LLC, a Maryland limited liability company, was formed in February 2007 and commenced operations on March 13, 2007 with initial capital of $1,200,000 of which 47.04% was funded by affiliated parties.

Immediately prior to our initial public offering, through a series of transactions, Solar Capital Ltd. merged with Solar Capital LLC, leaving Solar Capital Ltd. as the surviving entity (the “Merger”). Solar Capital Ltd. issued an aggregate of approximately 26.65 million shares of common stock and $125,000 in senior unsecured notes to the existing Solar Capital LLC unit holders in connection with the Merger. Solar Capital Ltd. had no assets or operations prior to completion of the Merger and as a result, the historical books and records of Solar Capital LLC have become the books and records of the surviving entity. The number of shares used to calculate weighted average shares for use in computations on a per share basis have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Merger.

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

Note 2. Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company and its wholly-owned subsidiaries, Solar Capital Luxembourg I S.a.r.l., which was incorporated under the laws of the Grand Duchy of Luxembourg on April 26, 2007, and Solar Capital Funding II LLC (“SC Funding”), a Delaware limited liability company formed on December 8, 2010. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 and 12 of Regulation S-X, as appropriate. GAAP also requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except shares)

during the reported periods. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2013.

In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of financial statements, have been included.

The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)	Under procedures established by our board of directors, we value investments, including certain senior secured debt, subordinated debt and other debt securities, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with remaining maturities of 60 days or less shall each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of our investment adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values involve subjective judgments and estimates.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except shares)

(5)	the board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firm and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2013, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment.

(c)	Gains or losses on investments are calculated by using the specific identification method.

(d)	The Company records interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the interest method or on a straight-line basis, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring and other fees for services rendered are recorded as income when earned.

(e)

The Company intends to comply with the applicable provisions of the Internal Revenue Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except shares)

taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income as appropriate.

(f)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the board of directors. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X Article 6.03 and ASC 810—Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its $525,000 senior secured credit facility (the “$525 Million Credit Facility”) and its senior secured notes (the “Senior Secured Notes”), in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to measure their fair value. (see Note 8)

(k)	The Company records origination and other expenses related to its other debt issuances as prepaid assets. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(m)	The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25.

(n)

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except shares)

management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment.

(o)	The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2013 and 2012.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except shares)

For the three months ended March 31, 2013 and 2012, the Company recognized $7,134 and $5,278, respectively, in base management fees and $6,380 and $5,275, respectively, in performance-based incentive fees.

Solar Capital has also entered into an Administration Agreement with Solar Capital Management, LLC (the “Administrator”) under which the Administrator provides administrative services to Solar Capital. For providing these services, facilities and personnel, Solar Capital reimburses the Administrator for Solar Capital’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent. The Administrator will also provide, on Solar Capital’s behalf, managerial assistance to those portfolio companies to which Solar Capital is required to provide such assistance.

For the three months ended March 31, 2013 and 2012, the Company recognized expenses under the Administration Agreement of $727, and $696, respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2013 and 2012.

Note 4. Net Asset Value Per Share

At March 31, 2013, the Company’s total net assets and net asset value per share were $1,034,513 and $23.00, respectively. This compares to total net assets and net asset value per share at December 31, 2012 of $878,273 and $22.70, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations, pursuant to ASC 260-10, for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012
Earnings per share (basic & diluted)
Numerator for net increase in net assets per share:	$35,806	$46,158
Denominator for weighted average shares:	44,278,146	36,608,038
Earnings per share:	0.81	1.26

Note 6. Fair Value

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except shares)

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2013 and December 31, 2012:

Fair Value Measurements

As of March 31, 2013

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$7,464	$513,323	$520,787
Subordinated Debt/Corporate Notes	—	34,339	368,988	403,327
Preferred Equity	—	—	158,514	158,514
Common Equity/Partnership Interests/Warrants	1,212	—	337,558	338,770
Derivative assets — interest rate caps and foreign exchange contracts	—	16	—	16
Liabilities:
$525 Million Facility and Senior Secured Notes	—	—	202,793	202,793

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except shares)

Fair Value Measurements

As of December 31, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$25,899	$444,568	$470,467
Subordinated Debt/Corporate Notes	—	33,175	413,752	446,927
Preferred Equity	—	—	151,190	151,190
Common Equity/Partnership Interests/Warrants	5,560	—	321,378	326,938
Derivative assets – interest rate caps and foreign exchange contracts	—	17	—	17
Liabilities:
$525 Million Facility and Senior Secured Notes	—	—	389,452	389,452

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2013 and the year ended December 31, 2012 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2013 and December 31, 2012:

Fair Value Measurements Using Level 3 Inputs

As of March 31, 2013

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants
Fair value, December 31, 2012	$444,568	$413,752	$151,190	$321,378
Total gains or losses included in earnings:
Net realized gain (loss)	—	2,149	—	—
Net change in unrealized gain (loss)	1,044	(10,483)	1,466	16,180
Purchase of investment securities	76,151	1,218	5,858	—
Proceeds from dispositions of investment securities	(8,440)	(37,648)	—	—
Transfers in/out of Level 3	—	—	—	—

Fair value, March 31, 2013	$513,323	$368,988	$158,514	$337,558

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$1,272	$(9,766)	$1,761	$16,180

During the three months ended March 31, 2013, there were no transfers in and out of Levels 1 and 2.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except shares)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2013:

For the three months ended March 31, 2013
The $525 Million Facility and Senior Secured Notes
Beginning fair value	$389,452
Total unrealized depreciation	(1,095)
Borrowings	118,500
Repayments	(304,064)
Transfers in/out of Level 3	—

Ending fair value	$202,793

The Company has made an irrevocable election to apply the fair value option of accounting to the $525 Million Facility and the Senior Secured Notes, in accordance with ASC 825-10. On March 31, 2013, there were borrowings of $127,793 and $75,000, respectively, on the $525 Million Facility and the Senior Secured Notes. The Company used an independent third-party valuation firm to measure the fair value of the $525 Million Facility and Senior Secured Notes.

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

March 31, 2013

(in thousands, except shares)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2012:

For the year ended December 31, 2012
The $525 Million Facility and Senior Secured Notes
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

Quantitative Information about Level 3 Fair Value Measurements

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

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 assets and liabilities primarily reflect current market yields, including indices, and readily available quotes from brokers, dealers, and pricing services as indicated by comparable assets and liabilities, as well as enterprise values and earnings before income taxes, depreciation and amortization (“EBITDA”) multiples of similar companies, and comparable market transactions for equity securities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except shares)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2013 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2013	Valuation Techniques/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured / Bank Debt	Asset	$513,323	Yield Analysis/Market Approach/Broker quoted	Market Yields / Bid-Ask Spreads	8.4% – 19.6% (12.9%)
Subordinated Debt/Corporate Note	Asset	$368,988	Yield Analysis/Market Approach/Broker quoted Enterprise value	Market Yields / Bid-Ask Spreads EBITDA Multiples	12.0% – 17.0% (14.2%) 5.5x – 7.5x (6.5x)
Preferred Equity	Asset	$158,514	Yield Analysis Enterprise Value	Market Yields EBITDA Multiples	8.0% – 15.0% (14.3%) 5.8x – 6.3x (6.0x)
Common Equity	Asset	$337,558	Enterprise Value Book Value Yield Analysis/Market Approach	Enterprise Value Multiple of BV Market Yields	6.8x – 11.5x (11.5x) 1.0x – 1.1x (1.1x) 7.4% – 10.5% (10.5%)
The $525 Million Facility	Liability	$127,793	Yield Analysis/Market Approach	Market Yields	L+0.5% – L+5.5% (L+2.7%)
Senior Secured Notes	Liability	$75,000	Yield Analysis/Market Approach	Market Yields	4.2% – 7.4% (5.9%)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2012 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2012	Valuation Techniques/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured /Bank Debt	Asset	$444,568	Yield Analysis/Market Approach/Broker quoted	Market Yields / Bid-Ask Spreads	10.3% – 19.0% (13.3%)
Subordinated Debt/Corporate Note	Asset	$413,752	Yield Analysis/Market Approach/Broker quoted Enterprise value	Market Yields / Bid-Ask Spreads EBITDA Multiples	12.0% – 17.1% (14.7%) 3.8x – 7.8x (5.8x)
Preferred Equity	Asset	$151,190	Yield Analysis	Market Yields	8.0% – 15.0% (14.3%)
Common Equity	Asset	$321,378	Market Approach	Enterprise Value Multiple of BV	6.8x – 10.0x (8.4x) 1.0x – 1.5x (1.2x)
The $525 Million Facility	Liability	$314,452	Yield Analysis/Market Approach	Market Yields	L+0.5% – L+5.5% (L+2.7%)
Senior Secured Notes	Liability	$75,000	Yield Analysis/Market Approach	Market Yields	4.2% – 7.2% (5.7%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, could result in a significantly lower or higher fair value measurement for such assets and liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except shares)

Note 7. Derivatives

The Company is exposed to interest rate risk both as a lender and a borrower. The Company’s borrowing facilities and term loan bear interest at a floating rate, which means that rising interest rates would increase our cost of borrowing. To partially mitigate this risk, in 2011, the Company purchased two interest rate cap contracts with Wells Fargo as the counterparty, which effectively limit the interest rate payable on $150 million of LIBOR based borrowings. The Company had no interest rate derivatives prior to 2011.

The following tables highlight the interest rate caps outstanding as of March 31, 2013 and December 31, 2012:

As of March 31, 2013:
Index Rate	Cap Rate	Notional Amount	Expiration	Cost	Fair Value	Unrealized Depreciation
3 Month Libor	1.0%	$100,000	1/13/2014	$1,950	$7	$(1,943)
3 Month Libor	1.0%	50,000	5/4/2014	988	9	(979)

		$150,000		$2,938	$16	$(2,922)

As of December 31, 2012:
Index Rate	Cap Rate	Notional Amount	Expiration	Cost	Fair Value	Unrealized Depreciation
3 Month Libor	1.0%	$100,000	1/13/2014	$1,950	$7	$(1,943)
3 Month Libor	1.0%	50,000	5/4/2014	988	10	(978)

		$150,000		$2,938	$17	$(2,921)

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

As of March 31, 2013 and December 31, 2012, there were no open forward foreign currency contracts outstanding. The Company has no derivatives designated as hedging instruments at March 31, 2013 and December 31, 2012.

Note 8. Debt

Unsecured Senior Notes

On November 16, 2012, the Company and U.S. Bank National Association entered into an Indenture and a First Supplemental Indenture relating to the Company’s issuance, offer and sale of $100 million aggregate principal amount of its 6.75% Unsecured Senior Notes due 2042 (the “Unsecured Notes”). The Unsecured Notes will mature on November 15, 2042 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after November 15, 2017 at a redemption price of $25 per security plus accrued and unpaid interest. The Unsecured Notes bear interest at a rate of 6.75% per year payable quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2013. The Unsecured Notes are direct senior unsecured obligations of the Company.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except shares)

$525 Million Revolving and Term Loan Facility

In June 2012, the Company entered into a $485 million senior secured credit facility (the “$525 Million Facility”) comprised of $450 million of multi-currency revolving credit and a $35 million term loan. In August 2012, the Company added $40 million under the $525 Million Facility’s accordion feature split $25 million in U.S. revolving credit commitments and $15 million in a term loan. All borrowings bear interest at a rate per annum equal to the base rate plus 2.50% or the alternate base rate plus 1.50%. The $525 Million Facility has no LIBOR floor requirement. The $525 Million Facility matures in July 2016 and includes ratable amortization in the fourth year. The $525 Million Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The $525 Million Facility contains certain customary affirmative and negative covenants and events of default. In addition, the $525 Million Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the establishment of the Facility, the predecessor facility and a term loan were retired, resulting in $2,295 of non-recurring charges to expense unamortized costs. At March 31, 2013, total outstanding USD equivalent borrowings under the $525 Million Facility were $127,793.

At March 31, 2013, the Company had outstanding non-USD borrowings on the revolving portion of the $525 Million Facility. Unrealized appreciation (depreciation) on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency Amount		Reset Date	US$ Basis of Borrowing	Current Value	Unrealized Appreciation (Depreciation)
Euro		€11,000	04/19/2013	$13,590	$14,099	$(509)
Canadian Dollar	C$	15,000	06/18/2013	15,205	14,770	435
Canadian Dollar		9,750	04/10/2013	9,963	9,600	363
Canadian Dollar		7,439	04/03/2013	7,479	7,324	155

				$46,237	$45,793	$444

At December 31, 2012, the Company had outstanding non-USD borrowings on the revolving portion of the $525 Million Facility. Unrealized appreciation (depreciation) on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency Amount		Reset Date	US$ Basis of Borrowing	Current Value	Unrealized Appreciation (Depreciation)
Euro		€11,000	01/17/2013	$13,590	$14,518	$(928)
Canadian Dollar	C$	15,000	03/18/2013	15,205	15,084	121
Canadian Dollar		9,750	01/10/2013	9,963	9,805	158
Canadian Dollar		8,000	01/04/2013	8,043	8,045	(2)

				$46,801	$47,452	$(651)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except shares)

Senior Secured Notes

On May 10, 2012, the Company closed a private offering of $75,000 of Senior Secured Notes (the “Senior Secured Notes”) with a fixed interest rate of 5.875% and a maturity date of May 10, 2017. Interest on the Senior Secured Notes is due semi-annually on May 10 and November 10. The Senior Secured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

$100 Million Revolving Facility

On December 17, 2010, we established the $100 million revolving credit facility (the “$100 Million Facility”) with Wells Fargo Securities, LLC acting as administrative agent. In connection with the $100 Million Facility, our wholly-owned financing subsidiary, SC Funding, as borrower, entered into a Loan and Servicing Agreement whereby we transferred certain loans we have originated or acquired or will originate or acquire from time to time to SC Funding via a Purchase and Sale Agreement. The $100 Million Facility, as amended, among other things, matures on December 17, 2015 and generally bears interest based on LIBOR plus 2.75%. The $100 Million Facility is secured by all of the assets held by SC Funding. Under the $100 Million Facility, Solar and SC Funding, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The $100 Million Facility includes usual and customary events of default for credit facilities of this nature. At March 31, 2013, total outstanding USD equivalent borrowings under the $100 Million Facility were $51,000.

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

The average annualized interest cost for all borrowings for the three months ended March 31, 2013 and the year ended December 31, 2012 was 4.68% and 4.81%, respectively. These costs are exclusive of commitment fees and for other prepaid expenses related to establishing the $525 Million Facility, the $100 Million Facility, the Unsecured Notes, and the Senior Secured Notes (collectively the “Credit Facilities”). This average annualized interest cost reflects the average interest cost across all borrowings. The maximum amounts borrowed on the Credit Facilities during the three months ended March 31, 2013 and the year ended December 31, 2012 were $503,888 and $497,491, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except shares)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2013 and for the year ended December 31, 2012:

	Three months ended March 31, 2013	Year ended December 31, 2012
Per Share Data(a):
Net asset value, beginning of period	$22.70	$22.02

Net investment income	0.58	2.20
Net realized and unrealized gain	0.22	0.91

Net increase in net assets resulting from operations	0.80	3.11

Anti-dilution from issuance of common stock	0.11	—
Offering costs	—	—
Dividends and distributions to shareholders	(0.61)	(2.43)

Net asset value, end of period	$23.00	$22.70

Total Return(b,c)	0.75%	20.03%

Net assets, end of period	$1,034,513	$878,273

Per share market value, end of period	$23.49	$23.91

Shares outstanding, end of period	44,973,532	38,694,060

Ratio to average net assets(c):
Net investment income	2.53%	9.79%

Operating expenses	1.56%	6.25%
Interest and related expenses	0.48%	2.28%

Total Expenses	2.04%	8.53%

Average debt outstanding	$375,400	$237,859
Portfolio turnover ratio	4.8%	54.7%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account any dividends, if any, reinvested in accordance with the dividend reinvestment plan.
(c)	Not annualized for periods less than one year.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except shares)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands) (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
Fiscal 2013 (through March 31, 2013)	$128,793	$1,428	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2013 (through March 31, 2013)	$100,000	$1,109	—	$980
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2013 (through March 31, 2013)	$75,000	$832	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2013 (through March 31, 2013)	$50,000	$555	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price of $24.51 for the 3 months ended March 31, 2013 and dividing it by $25 per share and multiplying the result by $1,000 to determine a unit price per thousand consistent with Asset Coverage Per Unit.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except shares)

Note 10. Crystal Capital Financial Holdings LLC

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

At the time of closing on December 28, 2012, Crystal Financial had 25 loans outstanding to 22 different borrowers. All loans were floating rate with the largest loan outstanding totaling $40,318. The average loan size was $18,060 and none of the loans were on non-accrual status. Crystal Financial’s credit facility, which is non-recourse to Solar Capital, had approximately $142,750 of borrowings outstanding.

As of March 31, 2013, Crystal Financial had 26 loans outstanding to 21 different borrowers with a total par value of approximately $411,445. All loans were floating rate with the largest loan outstanding totaling $39,294. The average loan size was $15,825 and none of the loans were on non-accrual status. Crystal Financial’s credit facility, which is non-recourse to Solar Capital, had approximately $158,438 of borrowings outstanding.

Note 11. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On May 7, 2013, our board of directors declared a quarterly dividend of $0.60 per share payable on July 1, 2013 to holders of record as of June 20, 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the “Company”) as of March 31, 2013, and the consolidated statements of operations for the three month periods ended March 31, 2013 and 2012, the consolidated statement of changes in net assets for the three month period ended March 31, 2013 and the statements of cash flows for the three months periods ended March 31, 2013 and 2012. These interim consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd., as of December 31, 2012 and the related consolidated statement of changes in net assets for the year ended December 31, 2012, and we expressed an unqualified opinion on them in our report dated February 25, 2013.

/s/ KPMG LLP

New York, New York

May 7, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

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

As of March 31, 2013, our adviser Solar Capital Partners has invested approximately $3.5 billion in more than 120 different portfolio companies since it was founded in 2006. Over the same period, Solar Capital Partners completed transactions with more than 90 different financial sponsors.

Recent Developments

On May 7, 2013, our board of directors declared a quarterly dividend of $0.60 per share payable on July 1, 2013 to holders of record as of June 20, 2013.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” The definition of “eligible portfolio company” includes certain public companies that do not have any securities listed on a national securities exchange and companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

Revenue

We generate revenue primarily in the form of interest income from the securities we hold and capital gains, if any, on investment securities that we may sell. Our debt investments generally have a stated term of three to seven years and typically bear interest at a floating rate usually determined on the basis of a benchmark London interbank offered rate (“LIBOR”), commercial paper rate, or the prime rate. Interest on our debt investments is generally payable quarterly but may be monthly or semi-annually. In addition, our investments may provide payment-in-kind (“PIK”) interest. Such amounts of accrued PIK interest are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

Portfolio and Investment Activity

During the three months ended March 31, 2013, we invested $75.0 million across 3 portfolio companies. This compares to investing $61.9 million in 5 portfolio companies for the three months ended March 31, 2012. Investments sold or prepaid during the three months ended March 31, 2013 totaled $69.3 million versus $135.8 million for the three months ended March 31, 2012.

At March 31, 2013, our portfolio consisted of 40 portfolio companies and was invested 36.6% in senior secured loans, 28.4% in subordinated debt, 11.2% in preferred equity and 23.8% in common equity and warrants measured at fair value versus 36 portfolio companies invested 40.4% in senior secured loans, 52.4% in subordinated debt, 1.5% in preferred equity and 5.7% in common equity and warrants measured at fair value at March 31, 2012.

The weighted average yields on our portfolio of income producing debt investments were 13.3% and 14.3%, respectively, at March 31, 2013 and March 31, 2012 measured at fair value.

Solar Capital Ltd. and its predecessor companies have invested approximately $3.0 billion in 85 portfolio companies. Over the same period, Solar Capital Ltd. has completed transactions with more than 70 different financial sponsors.

At March 31, 2013, 45.0% or $596.0 million of our income-producing investment portfolio* is floating rate debt and 55.0% or $728.7 million is fixed rate debt, measured at fair value. At March 31, 2012, 26.7% or $253.8 million of our income-producing investment portfolio was floating rate debt and 73.3% or $697.6 million was fixed rate debt, measured at fair value. As of March 31, 2013, we had one investment on non-accrual status.

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

At the time of closing on December 28, 2012, Crystal Financial had 25 loans outstanding to 22 different borrowers. All loans were floating rate with the largest loan outstanding totaling $40.3 million. The average loan size was $18.1 million and none of the loans were on non-accrual status. Crystal Financial’s credit facility, which is non-recourse to Solar Capital, had approximately $142.8 million of borrowings outstanding.

As of March 31, 2013, Crystal Financial had 26 loans outstanding to 21 different borrowers with a total par value of approximately $411.4 million. All loans were floating rate with the largest loan outstanding totaling $39.3 million. The average loan size was $15.8 million and none of the loans were on non-accrual status. Crystal Financial’s credit facility, which is non-recourse to Solar Capital, had approximately $158.4 million of borrowings outstanding.

*	We have included our investment in Crystal Capital Financial Holdings LLC as 100% floating rate exposure at March 31, 2013.

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

Under procedures established by our board of directors, we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with remaining maturities of 60 days or less shall each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of our investment adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values involve subjective judgments and estimates.

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

(4) the audit committee of the board of directors reviews the preliminary valuation of our investment adviser and that of the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and

(5) the board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firm and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2013, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

Valuation of $525 Million Credit Facility and Senior Secured Notes

The Company has made an irrevocable election to apply the fair value option of accounting to its $525 Million Credit Facility led by Citibank (the “$525 Million Credit Facility”) and its senior secured notes (the “Senior Secured Notes”), in accordance with ASC 825-10. We believe accounting for the $525 Million Credit Facility and Senior Secured Notes at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election, approximately $7.3 million of costs related to the establishment of the $525 Million Credit Facility and Senior Secured Notes were expensed during the year ended December 31, 2012, rather than being deferred and amortized over their stated or expected life.

Revenue Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our investments may have contractual PIK interest or dividends. PIK interest and dividends computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date.

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

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

We generally measure realized gain or loss by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized origination or commitment fees and prepayment penalties. The net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized gain or loss, when gains or losses are realized.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

RESULTS OF OPERATIONS

Results comparisons are for three months ended March 31, 2013 and 2012:

Investment Income

For the three months ended March 31, 2013 and 2012, gross investment income totaled $46.1 million and $36.3 million, respectively. The increase in gross investment income from three months ended March 31, 2012 to three months ended March 31, 2013 was primarily due to an increase in the size of the income-producing portfolio as compared to the previous comparative period.

Expenses

Operating expenses totaled $20.6 million and $15.0 million, respectively, for the three months ended March 31, 2013 and 2012, of which $13.5 million and $10.6 million, respectively, were base management fees and performance-based incentive fees and $4.8 million and $2.7 million, respectively, were interest and other debt related expenses. Administrative services, insurance and other general and administrative expenses totaled $2.2 million and $1.7 million, respectively, for the three months ended March 31, 2013 and 2012. Income tax expense totaled $0.0 and $0.3 million, respectively, for the three months ended March 31, 2013 and 2012. Operating expenses consist of base management and incentive fees, administrative services fees, insurance expenses, legal fees, directors’ fees, audit and tax expenses, transfer agent fees, and other general and administrative expenses. The increase in operating expenses from the three months ended 2012 to the three months ended 2013 was primarily due to significant growth in our portfolio of assets and our business in general.

Net Investment Income

The Company’s net investment income totaled $25.5 million and $21.1 million or $0.58 and $0.58 per average share, for the three months ended March 31, 2013 and 2012, respectively.

Net Realized Gain

The Company had investment sales and prepayments totaling $69.3 million and $135.8 million, for the three months ended March 31, 2013 and 2012, respectively. Net realized gain for the three months ended March 31, 2013 and 2012 totaled $0.7 million and $9.2 million, respectively. Net realized gain for the three months ended March 31, 2013 was primarily related to sales of selected assets.

Net Change in Unrealized Gain

For the three months ended March 31, 2013 and 2012, net change in unrealized gain on the Company’s assets and liabilities totaled $9.6 million and $15.9 million, respectively. Net unrealized gain for the three months ended March 31, 2013 was primarily attributable to net improvements in capital market conditions. During the three months ended March 31, 2012, unrealized gain was primarily attributable to general market improvements, modest yield tightening and overall positive net changes in general portfolio company fundamentals.

Net Increase in Net Assets from Operations

For the three months ended March 31, 2013 and 2012, the Company had a net increase in net assets resulting from operations of $35.8 million and $46.2 million, respectively. For the three months ended March 31, 2013 and 2012, basic and diluted earnings per average share were $0.81 and $1.26, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its $525 million credit facility maturing in July 2016, a $100 million credit facility maturing in December 2015, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of March 31, 2013, we had a total of $446.2 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

On January 11, 2013, the Company closed its most recent follow-on public equity offering of 6.3 million shares of common stock at $24.40 per share raising approximately $146.9 million in net proceeds. The primary use of the funds raised were for investments in portfolio companies, reductions in revolving debt outstanding and for other general corporate purposes.

On November 16, 2012, we issued $100 million in aggregate principal amount of 6.75% unsecured senior notes due 2042 (the “Unsecured Notes”) for net proceeds of $96.9 million. Interest on the Unsecured Notes is paid quarterly on February 15, May 15, August 15 and November 15, at a rate of 6.75% per year, commencing on February 15, 2013. The Unsecured Notes mature on November 15, 2042. The Company may redeem the Unsecured Notes in whole or in part at any time or from time to time on or after November 15, 2017.

On August 23, 2012, the Company closed a follow-on public equity offering of 2.0 million shares of common stock at $22.51 per share raising approximately $45 million in proceeds. In the future, the Company may raise additional equity or debt capital, among other considerations.

On May 10, 2012, the Company closed a private offering of $75 million of Senior Secured Notes (the “Senior Secured Notes”) with a fixed interest rate of 5.875% and a maturity date of May 10, 2017. Interest on the Senior Secured Notes is due semi-annually on May 10 and November 10. The Senior Secured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

We expect that all current liquidity needs will be met with our cash on balance sheet, cash flows from operations, available credit, and other activities.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at the end of each fiscal quarter, we consider using various treasury strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of March 31, 2013.

Debt

Unsecured Senior Notes

On November 16, 2012, the Company and U.S. Bank National Association entered into an Indenture and a First Supplemental Indenture relating to the Company’s issuance, offer and sale of $100 million aggregate principal amount of its 6.75% Unsecured Senior Notes due 2042. The Unsecured Notes will mature on November 15, 2042 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after November 15, 2017 at a redemption price of $25 per security plus accrued and unpaid interest. The Unsecured Notes bear interest at a rate of 6.75% per year payable quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2013. The Unsecured Notes are direct senior unsecured obligations of the Company.

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

Senior Secured Notes

On May 10, 2012, the Company closed a private offering of $75 million of Senior Secured Notes with a fixed interest rate of 5.875% and a maturity date of May 10, 2017. Interest on the Senior Secured Notes is due semi-annually on May 10 and November 10. The Senior Secured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At March 31, 2013, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of March 31, 2013:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$128.8	$—	$—	$128.8	$—
Unsecured senior notes	$100.0	$—	$—	$—	$100.0
Senior secured notes	$75.0	$—	$—	$75.0	$—
Term Loans	$50.0	$—	$—	$50.0	$—

(1)	As of March 31, 2013, we had a total of $446.2 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands)(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facilities
Fiscal 2013 (through March 31, 2013)	$128,793	$1,428	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2013 (through March 31, 2013)	$100,000	$1,109	—	$980
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2013 (through March 31, 2013)	$75,000	$832	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2013 (through March 31, 2013)	$50,000	$555	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price of $24.51 for the 3 months ended March 31, 2013 and dividing it by $25 per share and multiplying the result by $1,000 to determine a unit price per thousand consistent with Asset Coverage Per Unit.

We have also entered into two contracts under which we have future commitments: the Investment Advisory and Management Agreement, pursuant to which Solar Capital Partners has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which Solar Capital Management has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the Investment Advisory and Management Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Solar Capital Management’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the investment advisory and management agreement and administration agreement without penalty upon 60 days’ written notice to the other. See note 3 to our Consolidated Financial Statements.

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

Dividends and Distributions

The following table reflects the cash dividends and distributions per share on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2013
May 7, 2013	June 20, 2013	July 1, 2013	$0.60
February 25, 2013	March 21, 2013	April 2, 2013	0.60

Total 2013			$1.20

Fiscal 2012
November 1, 2012	December 20, 2012	January 3, 2013	$0.60
July 31, 2012	September 20,2012	October 2, 2012	0.60
May 1, 2012	June 19, 2012	July 3, 2012	0.60
February 22, 2012	March 20, 2012	April 3, 2012	0.60

Total 2012			$2.40

Fiscal 2011
November 1, 2011	December 15, 2011	December 29, 2011	$0.60
August 2, 2011	September 20, 2011	October 4, 2011	0.60
May 2, 2011	June 17, 2011	July 5, 2011	0.60
March 1, 2011	March 17, 2011	April 4, 2011	0.60

Total 2011			$2.40

Fiscal 2010
November 2, 2010	December 17, 2010	December 30, 2010	$0.60
August 3, 2010	September 17, 2010	October 4, 2010	0.60
May 4, 2010	June 17, 2010	July 2, 2010	0.60
January 26, 2010	March 18, 2010	April 1, 2010	0.34	*

Total 2010			$2.14

*	Partial period dividend of $0.60 per share pro-rated for the number of days that remained in the quarter after our initial public offering.

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

Solar Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, Solar Capital Partners presently serves as investment adviser to Solar Senior Capital Ltd., a publicly traded BDC, which focuses on investing primarily in senior secured loans, including first lien, uni-tranche and second lien debt instruments. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Richard L. Peteka, our chief financial officer, serve in similar capacities for Solar Senior Capital Ltd. Solar Capital Partners

and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2013, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are based on floating LIBOR. Assuming no changes to our balance sheet as of March 31, 2013, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our net investment income by approximately two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2013, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the year ended December 31, 2011, we purchased two 1.00% LIBOR caps on a total of $150 million of notional for 3 years. If during the three year contract period LIBOR exceeds 1.00%, we will receive payments from the counterparty equal to the difference between LIBOR and 1.00% on $150 million. The cost of the caps was $2.9 million.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.01	$(0.02)

We also have exposure to foreign currencies (Australian Dollar, Canadian Dollar and Euro) through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in exchange rates. In order to reduce our exposure to fluctuations in exchange rates, we have outstanding borrowings in Canadian Dollars and Euros under our multi-currency revolving credit facility at March 31, 2013. See Note 8 to our consolidated financial statements.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors during the three months ended March 31, 2013 discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	First Supplemental Indenture, dated November 16, 2012, relating to the 6.75% Senior Notes due 2042, between the Registrant and U.S. Bank National Association as trustee(3)

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(2)

10.3	Form of Loan and Servicing Agreement by and among the Registrant, Solar Capital Funding II LLC, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Delaware Trust Company, as collateral agent and Wells Fargo Bank, N.A., as account bank and collateral custodian(4)

10.4	Form of Purchase and Sale Agreement by and between the Registrant and Solar Capital Funding II LLC(4)

10.5	Amendment No. 2 to the Loan and Servicing Agreement by and among Registrant, Solar Capital Funding II LLC, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Delaware Trust Company, as collateral agent, and Wells Fargo Bank, N.A., as account bank and collateral custodian(5)

10.6	Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(6)

10.7	Form of Custodian Agreement(2)

10.8	Administration Agreement by and between Registrant and Solar Capital Management, LLC(6)

10.9	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.10	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(6)

10.11	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(1)

10.12	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited(6)

10.13	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.14	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

Exhibit Number	Description

10.15	Form of Registration Rights Agreement(7)

10.16	Form of Subscription Agreement(7)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on December 22, 2010.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on February 8, 2012.
(6)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.
(7)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2013.

SOLAR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer
(Principal Financial and Accounting Officer)