Form 10-Q
period 2013-06-30
Solar Capital Ltd.
filed 2013-07-31
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2013

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of July 30, 2013 was 45,040,613.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of June 30, 2013 (unaudited) and December 31, 2012	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2013 (unaudited) and the three and six months ended June 30, 2012 (unaudited)	2

	Consolidated Statements of Changes in Net Assets for the six months ended June 30, 2013 (unaudited) and the year ended December 31, 2012	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 (unaudited) and the six months ended June 30, 2012 (unaudited)	4

	Consolidated Schedule of Investments as of June 30, 2013 (unaudited)	5

	Consolidated Schedule of Investments as of December 31, 2012	9

	Notes to Consolidated Financial Statements (unaudited)	13

	Report of Independent Registered Public Accounting Firm	30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	47
	Signatures	49

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Investments at fair value:
Companies less than 5% owned (cost: $850,659 and $856,134, respectively)	$818,068	$831,306
Companies 5% to 25% owned (cost: $174,334 and $167,564, respectively)	157,829	165,406
Companies more than 25% owned (cost: $437,850 and $408,373, respectively)	440,702	398,810

Total investments (cost: $1,462,843 and $1,432,071, respectively)	1,416,599	1,395,522

Cash	7,503	14,133
Foreign currency (cost: $529 and $899, respectively)	524	906
Interest and dividends receivable	19,747	15,147
Deferred financing costs	4,040	4,228
Derivatives	4	17
Receivable for investments sold	2,862	—
Prepaid expenses and other assets	808	450

Total assets	$1,452,087	$1,430,403

Liabilities
Revolving credit facilities (see note 6 and 8)	$143,792	$264,452
Unsecured senior notes (see note 8)	100,000	100,000
Senior secured notes (see note 6 and 8)	75,000	75,000
Term loan (see note 6 and 8)	50,000	50,000
Dividends payable	27,004	23,217
Payable for investments purchased	31,829	21,756
Management fee payable	7,267	6,612
Performance-based incentive fee payable	4,814	6,050
Interest payable	2,207	2,406
Administrative services expense payable	1,067	1,058
Other liabilities and accrued expenses	804	1,579

Total liabilities	$443,784	$552,130

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 45,006,497 and 38,694,060 shares issued and outstanding, respectively	$450	$387
Paid-in capital in excess of par	1,126,441	978,279
Distributions in excess of net investment income	(13,875)	(4,662)
Accumulated net realized loss	(56,854)	(55,631)
Net unrealized depreciation	(47,859)	(40,100)

Total net assets	$1,008,303	$878,273

Net Asset Value Per Share	$22.40	$22.70

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
INVESTMENT INCOME:
Interest and dividends:
Companies more than 25% owned	$11,354	$1,362	$21,828	$2,444
Companies 5% to 25% owned	1,401	5,652	8,461	5,652
Companies less than 5% owned	26,390	27,819	54,953	63,046

Total investment income	39,145	34,833	85,242	71,142

EXPENSES:
Management fees (see note 3)	$7,267	$5,673	$14,401	$10,951
Performance-based incentive fees (see note 3)	4,814	3,591	11,194	8,866
Interest and other credit facility expenses	4,819	9,051	9,642	11,746
Administrative services expense	1,529	1,128	2,256	1,824
Other general and administrative expenses	1,460	995	2,974	2,004

Total operating expenses	19,889	20,438	40,467	35,391
Income tax expense	—	26	—	283

Total expenses	19,889	20,464	40,467	35,674

Net investment income	$19,256	$14,369	$44,775	$35,468

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FOREIGN CURRENCIES AND DERIVATIVES:
Net realized gain (loss) on investments:
Companies more than 25% owned	$—	$(687)	$472	$10,315
Companies 5% to 25% owned	—	—	—	—
Companies less than 5% owned	(1,619)	(19,635)	(1,391)	(20,360)

Net realized loss on investments	(1,619)	(20,322)	(919)	(10,045)
Net realized gain (loss) on foreign currencies and derivatives:	(293)	1,167	(304)	841

Total net realized loss before income taxes	(1,912)	(19,155)	(1,223)	(9,204)
Income tax expense	—	—	—	785

Net realized loss	(1,912)	(19,155)	(1,223)	(9,989)

Net change in unrealized gain (loss) on investments	(18,263)	19,286	(9,695)	38,120
Net change in unrealized gain (loss) on foreign currencies and derivatives	906	1,562	1,936	(1,379)

Net change in unrealized gain (loss)	(17,357)	20,848	(7,759)	36,741

Net realized and unrealized gain (loss) on investments, foreign currencies and derivatives	(19,269)	1,693	(8,982)	26,752

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(13)	$16,062	$35,793	$62,220

EARNINGS (LOSS) PER SHARE (see note 5)	$(0.00)	$0.44	$0.80	$1.70

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Six months ended June 30, 2013 (unaudited)	Year ended December 31, 2012
Increase in net assets resulting from operations:
Net investment income	$44,775	$81,927
Net realized loss	(1,223)	(32,537)
Net change in unrealized gain (loss)	(7,759)	66,371

Net increase in net assets resulting from operations	35,793	115,761

Dividends and distributions to stockholders	(53,988)	(90,366)

Capital share transactions:
Net proceeds from shares sold	146,857	45,020
Less offering costs	(45)	(24)
Reinvestment of dividends	1,413	1,941

Net increase in net assets from capital transactions	148,225	46,937

Total increase in net assets	130,030	72,332
Net assets at beginning of period	878,273	805,941

Net assets at end of period	$1,008,303	$878,273

Capital share activity:
Shares sold	6,253,226	2,000,000
Shares issued from reinvestment of dividends	59,211	86,022

Net increase from capital share activity	6,312,437	2,086,022

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$35,793	$62,220

Adjustments to reconcile net increase in net assets resulting from operations:
Net realized loss on investments	919	10,045
Net realized (gain) loss on foreign currencies and derivatives	304	(841)
Net change in unrealized (gain) loss on investments	9,695	(38,120)
Net change in unrealized (gain) loss on foreign currencies and derivatives	(1,936)	1,379

(Increase) decrease in operating assets:
Purchase of investments	(158,674)	(362,575)
Proceeds from disposition of investments	137,846	252,560
Capitalization of payment-in-kind interest	(9,231)	(16,776)
Collections of payment-in-kind interest	—	7,141
Fee revenue receivable	—	4,379
Derivatives	13	—
Receivable for investments sold	(2,862)	2,595
Interest and dividends receivable	(4,600)	(1,654)
Prepaid expenses and other assets	(358)	191

Increase (decrease) in operating liabilities:
Payable for investments purchased	10,073	102,210
Management fee payable	655	396
Performance-based incentive fees payable	(1,236)	(1,612)
Deferred fee revenue	—	(318)
Administrative services expense payable	9	(47)
Income taxes payable	—	315
Interest payable	(199)	260
Other liabilities and accrued expenses	(775)	4,057

Net Cash Provided by Operating Activities	15,436	25,805

Cash Flows from Financing Activities:
Cash dividends paid	(48,788)	(21,965)
Common stock offering costs	(45)	(190)
Deferred financing costs	188	2,463
Proceeds from shares sold	146,857	75,000
Proceeds from borrowings	415,592	292,590
Repayments of borrowings	(536,252)	(373,471)

Net Cash Used in Financing Activities	(22,448)	(25,573)

NET INCREASE( DECREASE) IN CASH AND CASH EQUIVALENTS	(7,012)	232
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,039	11,787

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,027	$12,019

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,841	$4,150

Cash paid for income taxes	$356	$727

Non-cash financing activities consist of the reinvestment of dividends of $1,413 and $711 for the six months ended June 30, 2013 and 2012, respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2013

(in thousands)

Description (1)	Industry	Interest (2)		Maturity	Par Amount*		Cost	Fair Value
Bank Debt/Senior Secured Loans — 53.2%
AREP Embassy Row LLC (5)	Building & Real Estate	9.50%		12/6/2013		$37,820	$37,493	$37,442
AREP Fifty Seventh LLC (3)(4)(5)	Building & Real Estate	14.33%		8/1/2013		24,710	24,710	24,709
ARK Real Estate Partners II LP (3)(5)	Building & Real Estate	14.00%		8/1/2013		8,026	8,026	8,026
AviatorCap SII, LLC I (5)	Aerospace & Defense	12.00%		12/31/2014		2,669	2,652	2,669
AviatorCap SII, LLC II (5)	Aerospace & Defense	11.00%		12/31/2014		3,685	3,657	3,685
AviatorCap SII, LLC III (5)	Aerospace & Defense	13.00%		12/31/2014		931	921	931
Blue Coat Systems, Inc.	Internet Software & Services	9.5%		6/28/2020		20,500	20,295	20,295
Direct Buy Inc. (6)	Home, Office Furnishing & Durable Consumer Products	12.00% PIK		10/31/2019		8,158	8,158	8,158
DS Waters of America, Inc. (6)(7)	Beverage, Foods & Tobacco	15% (11% Cash & 4% PIK)	(8)	2/28/2018		31,630	30,753	32,896
Easy Financial Services, Inc. (9)(10).	Consumer Finance	9.97%		10/4/2017	C$	10,000	9,737	9,511
Global Tel*Link Corporation	Communications Equipment	9.00%		11/23/2020		$13,500	13,232	13,230
Good Sam Enterprise, LLC	Insurance	11.50%		12/1/2016		7,000	6,647	7,455
Grakon, LLC (3)	Machinery	12.00%		12/31/2015		9,524	8,060	9,524
Interactive Health Solutions, Inc. (12)	Healthcare, Education & Childcare	11.50%		10/4/2016		18,169	17,854	18,169
Isotoner Corporation	Personal & Nondurable Consumer Products	10.75%		1/8/2018		39,000	38,118	38,805
MYI Acquiror Corporation (10)(11)(13).	Insurance	13% (12% Cash & 1% PIK)	(8)	3/13/2017		25,904	25,528	26,292
Quantum Foods, LLC	Beverage, Foods & Tobacco	10.78%		2/6/2018		37,500	37,500	37,500
SMG	Healthcare, Education & Childcare	10.75%		12/7/2018		25,000	24,580	25,000
Southern Auto Finance Company (10)(14)	Banking	13.50%		10/19/2017		35,000	34,339	35,000
SOINT, LLC (5)	Aerospace & Defense	15.00%		6/30/2016		12,690	12,483	12,690
Spencer Spirit Holdings, Inc.	Retail Stores	11.00%		5/1/2017		10,000	10,000	10,825
The Endurance International Group, Inc.	Internet Software & Services	10.25%		5/9/2020		25,000	24,764	25,219
The Robbins Company TLA (11)	Construction & Engineering	11.78%		5/31/2017		16,939	16,324	16,262
The Robbins Company TLB (11)	Construction & Engineering	11.78%		4/25/2015		4,561	4,385	4,378
TravelClick, Inc.	Hotels, Restaurants & Leisure	9.75%		3/26/2018		20,000	19,811	20,000
Trident USA Health Services, LLC (11)	Healthcare, Education & Childcare	11.75%		10/30/2017		43,000	42,277	44,290
USAW 767 (5)	Aerospace & Defense	14.50%		6/30/2014		2,102	2,095	2,102
ViaWest Inc. (11)	Personal, Food & Misc. Services	13.5% (12% Cash & 1.5% PIK)	(8)	5/20/2018		41,156	40,248	41,568

Total Bank Debt/Senior Secured Loans							$524,647	$536,631

Subordinated Debt/Corporate Notes — 39.8%
Adams Outdoor Advertising	Diversified/Conglomerate Service	17.00%		12/8/2015		$42,500	$42,080	$45,050
Alegeus Technologies Holdings Corp.	Healthcare Technology	12.00%		2/15/2019		28,200	27,625	28,200
Asurion Holdco	Insurance	11.00%		3/2/2019		12,000	11,693	12,540
Crosman Corporation	Leisure, Amusement, Entertainment	13.00%		10/15/2016		15,219	14,912	14,990
Earthbound Farm (11)	Farming & Agriculture	14.25%		6/21/2017		58,947	58,048	58,947
Grakon Holdings LLC Sr (3)	Machinery	14.00% PIK		12/31/2015		1,952	1,952	1,952
Grakon Holdings LLC Jr (3)	Machinery	12.00% PIK		12/31/2015		12,907	11,490	10,713
Granite Global Solutions Corp. (9)(10)	Insurance	13.50%		11/30/2016	C$	25,714	25,750	23,845
Midcap Financial Intermediate Holdings, LLC (10)(11)	Banking	13.00%		7/9/2015		$85,000	84,072	86,500
ProSieben Sat.1 Media AG (9)(10)(15)	Broadcasting & Entertainment	7.70%(4.2% Cash & 3.5%PIK)	(8)	3/6/2017		€17,214	21,433	21,979
Richelieu Foods, Inc. (12)	Beverage, Food & Tobacco	13.75%(12% Cash & 1.75%PIK)	(8)	5/18/2016		$23,172	22,796	22,941
Rug Doctor Inc. (16)***	Personal, Food & Misc. Services	17.58%	(8)	10/31/2014		55,614	52,200	25,026
WireCo. Worldgroup Inc.	Building Products	11.75%		5/15/2017		48,000	47,596	48,480

Total Subordinated Debt/Corporate Notes							$421,647	$401,163

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2013

(in thousands, except shares/units)

Description (1)	Industry	Interest (2)		Maturity	Shares/ Units	Cost	Fair Value
Preferred Equity — 14.2%
Senior Preferred 15% Units of DSW Group Holdings LLC (6)***	Beverage, Food & Tobacco	15.00% PIK		—	161,604	$135,422	$116,775
SOCAY Limited (5)(10)(17)	Aerospace & Defense	8.56%	(8)	6/30/2018	14,218	14,218	14,490
SODO Corp. (5)(17)	Aerospace & Defense	8.40%	(8)	6/30/2018	2,196	2,196	2,371
SOINT, LLC (5)(10)(17)	Aerospace & Defense	15.00%		6/30/2018	86,667	8,667	9,533
Wyle Laboratories**	Aerospace & Defense	8.00%		7/17/2015	387	39	53

Total Preferred Equity						$160,542	$143,222

Common Equity / Partnership Interests / Warrants — 33.3%
Ark Real Estate Partners LP (3)(5)**	Buildings & Real Estate				45,905,653	$45,235	$26,565
Ark Real Estate Partners II LP (3)(5)**	Buildings & Real Estate				1,070,679	498	620
Crystal Capital Financial Holdings LLC (5)(10)	Diversified Financial Services				275,000	275,000	294,869
Direct Buy Inc. (6)**	Home, Office Furnishing & Durable Consumer Products				76,999	—	—
Participating Preferred Units of DSW Group Holdings LLC (6)**	Beverage, Food & Tobacco				1,292,964	—	—
Grakon, LLC (3)**	Machinery				1,714,286	1,714	—
Grakon, LLC Warrants (3)**	Machinery				3,518,001	—	—
Great American Group Inc. (10)**	Personal, Food & Misc. Services				572,800	2,681	212
Great American Group Inc. (10)(18)**	Personal, Food & Misc. Services				187,500	3	69
Nuveen Investments, Inc.**	Finance				3,486,444	30,876	13,248

Total Common Equity/Partnerships Interests / Warrants						$356,007	$335,583

Total Investments — 140.5%						$1,462,843	$1,416,599
Liabilities in Excess of Other Assets — (40.5%)							(408,296)

Net Assets — 100.0%							$1,008,303

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”) or the Euro Interbank Offered Rate (“EURIBOR”), and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2013.
(3)	Investments are held in taxable subsidiaries. Ark Real Estate Partners LP is held through SLRC ADI Corp and our equity investment in Grakon LLC is held through Grakon TL Holding, Inc.
(4)	Includes an unfunded commitment of $1,759.
(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2013 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at June 30, 2013
AREP Embassy Row LLC	$—	$37,442	$—	$300	$37,442
AREP Fifty-Seventh LLC	24,215	—	—	1,571	24,709
ARK Real Estate Partners II LP	7,866	—	—	562	8,026
ARK Real Estate Partners LP	35,095	—	—	—	26,565
ARK Real Estate Partners II LP	824	—	—	—	620
AviatorCap SII, LLC I	3,044	—	374	178	2,669
AviatorCap SII, LLC II	4,390	—	706	236	3,685
AviatorCap SII, LLC III	4,006	—	3,075	250	931
Crystal Capital Financial Holdings LLC	275,000	—	—	15,950	294,869
SOCAY Limited	14,490	302	—	595	14,490
SODO Corp.	2,371	45	—	90	2,371
SOINT, LLC	15,766	—	3,398	1,261	12,690
SOINT, LLC (preferred equity)	8,667	—	—	641	9,533
USAW 767	3,076	—	974	194	2,102

	$398,810	$37,789	$8,527	$21,828	$440,702

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2013

(in thousands)

(6)	Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2013 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at June 30, 2013
Direct Buy Inc. (common equity)	$—	$—	$—	$—	$—
Direct Buy Inc.	7,700	458	—	478	8,158
DS Waters of America, Inc.	32,095	621	—	2,418	32,896
Participating Preferred Units of DSW Group Holdings LLC	—	—	—	—	—
Senior Preferred 15% Units of DSW Group Holdings LLC	125,611	5,628	—	5,565	116,775

	$165,406	$6,707	$—	$8,461	$157,829

(7)	In March 2012, Solar Capital Ltd. purchased $36,991 par amount and sold $7,000 par amount to a third party through a participation with no recourse to the Company.
(8)	A portion of the coupon may be payable in kind (PIK).
(9)	The following entities are domiciled outside the United States and the investments are denominated in either Euro or Canadian Dollars; ProSieben Sat.1 Media AG in Germany; Granite Global Solutions Corp. and Easy Financials Services, Inc. in Canada. All other investments are domiciled in the United States.
(10)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned financing subsidiary Solar Capital Funding II LLC (“SC Funding”). (See footnote 12 for further explanation.) Par amounts held through SC Funding include: Earthbound Farm $23,500; Midcap Financial Intermediate Holdings, LLC $23,500; MYI Acquiror Corporation $10,516; The Robbins Company TLA $14,510; The Robbins Company TLB $3,710; Trident USA Health Services, LLC $16,500; and ViaWest Inc. $15,589. Remaining par balances are held directly by Solar Capital Ltd.
(12)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned financing subsidiary SC Funding. Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 8 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of June 30, 2013, all other investments were pledged as collateral for the Senior Secured Credit Facility, Term Loan and Senior Secured Notes (see Note 8 to the consolidated financial statements).
(13)	Solar Capital Ltd.’s foreign domiciled portion of MYI Aquiror Corporation is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(14)	Includes an unfunded commitment of $9,775.
(15)	Solar Capital Ltd.’s investment in ProSieben Sat. 1 Media AG is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(16)	Includes PIK on $13,325 of par at 4.50% PIK, $15,574 of par at 5.25% PIK, $16,697 of par at 8.00% PIK, and $10,018 of par at 3.50% PIK.
(17)	Solar Capital Ltd.’s investments in SODO Corp., SOCAY Corp. and SOINT, LLC each include a one dollar investment in common shares.
(18)	Founders’ Shares.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security.
***	Investment is on non-accrual status.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2013

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2013
Diversified Financial Services	20.8%
Beverage, Food & Tobacco	14.8%
Banking	8.6%
Buildings & Real Estate	6.9%
Healthcare, Education & Childcare	6.2%
Insurance	4.9%
Personal, Food and Misc. Services	4.7%
Farming & Agriculture	4.2%
Aerospace & Defense	3.4%
Building Products	3.4%
Internet Software & Services	3.2%
Diversified/Conglomerate Service	3.2%
Personal & Nondurable Consumer Products	2.7%
Healthcare Technology	2.0%
Machinery	1.6%
Broadcasting & Entertainment	1.5%
Construction & Engineering	1.5%
Hotels, Restaurants & Leisure	1.4%
Leisure, Amusement, Entertainment	1.1%
Finance	0.9%
Communications Equipment	0.9%
Retail Stores	0.8%
Consumer Finance	0.7%
Home, Office Furnishing & Durable Consumer Products	0.6%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands)

Description (1)	Industry	Interest (2)		Maturity	Par Amount*/ Shares		Cost	Fair Value
Bank Debt/Senior Secured Loans — 53.6%
Asurion Corporation (14)	Insurance	9.00%		5/24/2019		$17,834	$17,760	$18,409
AREP Fifty — Seventh LLC (8)(10)(19)(22)	Building & Real Estate	14.00%		8/1/2013		24,709	24,709	24,215
ARK Real Estate Partners II LP (8)(10)(20)(22)	Building & Real Estate	14.00%		8/1/2013		8,026	8,026	7,866
AviatorCap SII, LLC I (8)(22)	Aerospace & Defense	12.00%		12/31/2014		3,044	3,018	3,044
AviatorCap SII, LLC II (8)(22)	Aerospace & Defense	11.00%		12/31/2014		4,390	4,347	4,390
AviatorCap SII, LLC III (8)(22)	Aerospace & Defense	13.00%		12/31/2014		4,006	3,952	4,006
Direct Buy Inc. (9)(23)	Home, Office Furnishing & Durable Consumer Products	12.00%	(6)	10/31/2019		7,700	7,700	7,700
DS Waters of America, Inc. (9)(18)(23)	Beverage, Foods & Tobacco	15% (11% Cash & 4% PIK)	(6)	2/28/2018		31,010	30,070	32,095
Fulton Holding Corp (14)	Retail Stores	13.37%		5/28/2016		35,000	34,337	35,000
Easy Financial Services, Inc. (3)(15).	Consumer Finance	11.80%		10/4/2017	C$	10,000	9,933	9,956
Grakon, LLC (10)	Machinery	12.00%		12/31/2015		$9,524	7,842	9,429
Good Sam Enterprise, LLC	Insurance	11.50%		12/1/2016		7,000	6,607	7,490
Isotoner Corporation	Personal & Nondurable Consumer Products	10.75%		1/8/2018		39,000	38,045	38,610
Interactive Health Solutions, Inc. (13)	Healthcare, Education & Childcare	11.50%		10/4/2016		18,406	18,048	18,590
MYI Acquiror Corporation (4)(7)(15).	Insurance	13% (12% Cash & 1% PIK)	(6)	3/13/2017		31,773	31,258	32,409
SMG	Healthcare, Education & Childcare	10.75%		12/7/2018		25,000	24,536	24,875
Southern Auto Finance Company (15)(21)	Banking	13.50%		10/19/2017		35,000	34,301	35,000
SOINT, LLC (8)(22)	Aerospace & Defense	15.00%		6/30/2016		16,088	15,793	15,766
Spencer Spirit Holdings, Inc.	Retail Stores	11.00%		5/1/2017		10,000	10,000	10,850
The Endurance International Group, Inc.	Internet Software & Services	10.25%		5/9/2020		25,000	24,753	25,000
Transplace Texas, LP (13)	Cargo Transport	11.00%		4/12/2017		20,000	19,615	19,700
Trident USA Health Services, LLC	Healthcare, Education & Childcare	11.75%		10/30/2017		43,000	42,214	42,140
USAW 767 (8)(22)	Aerospace & Defense	14.50%		6/30/2014		3,076	3,062	3,076
ViaWest Inc. (14)	Personal, Food & Misc. Services	13.5% (12% Cash & 1.5% PIK)	(6)	5/20/2018		40,851	39,880	40,851

Total Bank Debt/Senior Secured Loans							$459,806	$470,467

Subordinated Debt/Corporate Notes — 50.9%
Adams Outdoor Advertising	Diversified/Conglomerate Service	18.00%		12/8/2015		$42,500	$42,014	$43,350
Alegeus Technologies Holdings Corp.	Healthcare Technology	12.00%		2/15/2019		28,200	27,591	28,200
Asurion Holdco (17)	Insurance	11.00%		3/2/2019		12,000	11,675	12,800
CIBT Solutions	Leisure, Amusement, Entertainment	13.50%		6/15/2018		36,200	35,483	36,200
Crosman Corporation	Leisure, Amusement, Entertainment	13.00%		10/15/2016		15,219	14,876	14,914
Earthbound Farm (14)	Farming & Agriculture	14.25%		6/21/2017		58,947	57,966	56,000
Grakon Holdings LLC Sr (10)	Machinery	14.00%	(6)	12/31/2015		1,822	1,822	1,804
Grakon Holdings LLC Jr (10)	Machinery	12.00%	(6)	12/31/2015		12,166	10,489	8,516
Granite Global Solutions Corp. (3)(15)	Insurance	13.50%		11/30/2016	C$	25,714	25,668	24,954
Midcap Financial Intermediate Holdings, LLC (14)(15)	Banking	13.00%		7/9/2015		$85,000	83,878	85,000
ProSieben Sat.1 Media AG (3)(5)(15)	Broadcasting & Entertainment	7.70%(4.2% Cash & 3.5%PIK)	(6)	3/6/2017		€16,911	21,022	20,375
Richelieu Foods, Inc. (13)	Beverage, Food & Tobacco	13.75%(12% Cash & 1.75%PIK)	(6)	5/8/2016		$23,057	22,628	22,596
Rug Doctor Inc. (14)(16)	Personal, Food & Misc. Services	15.50% to 20.00% (wtd. avg. 17.55%)	(6)	10/31/2014		54,072	51,941	43,258
WireCo. Worldgroup Inc.	Building Products	11.75%		5/15/2017		48,000	47,556	48,960

Total Subordinated Debt/Corporate Notes							$454,609	$446,927

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2012

(in thousands, except shares)

Description (1)	Industry	Interest (2)		Maturity	Par Amount*/ Shares/Units	Cost	Fair Value

Preferred Equity — 17.2%
Senior Preferred 15% Units of DSW Group Holdings LLC (9)(23)	Beverage, Food & Tobacco	15.00% PIK	(6)	—	1,500,725	$129,794	$125,611
SODO Corp. (8)(11)(22)	Aerospace & Defense	8.41%	(6)	6/30/2018	2,151	2,151	2,371
SOCAY Limited (8)(11)(15)(22)	Aerospace & Defense	8.57%	(6)	6/30/2018	13,915	13,915	14,490
SOINT, LLC (8)(15)(22)	Aerospace & Defense	15.00%		6/30/2018	86,667	8,667	8,667
Wyle Laboratories**	Aerospace & Defense	8.00%		7/17/2015	387	39	51

Total Preferred Equity						$154,566	$151,190

Common Equity / Partnership Interests / Warrants — 37.2%
Ark Real Estate Partners LP (8)(10)(11)(22)**	Buildings & Real Estate				45,905,653	$45,235	$35,095
Ark Real Estate Partners II LP (8)(9)(10)(22)**	Buildings & Real Estate				1,069,592	498	824
Crystal Capital Financial Holdings LLC (8)(15)(22)	Diversified Financial Services				275,000	275,000	275,000
Direct Buy Inc. **(9)(23)	Home, Office Furnishing & Durable Consumer Products				76,999	—	—
Participating Preferred Units of DSW Group Holdings LLC (9)(23)**	Beverage, Food & Tobacco				1,292,964	—	—
Grakon, LLC (10)**	Machinery				1,714,286	1,714	—
Grakon, LLC Warrants (10)**	Machinery				3,518,001	—	—
Great American Group Inc. (15)**	Personal, Food & Misc. Services				572,800	2,681	177
Great American Group Inc. (12)(15)**	Personal, Food & Misc. Services				187,500	3	58
Nuveen Investments, Inc.**	Finance				3,486,444	30,876	10,459
NXP Semiconductors Netherlands B.V. (3)(15)**	Electronics				159,827	4,357	4,207
Seven West Media Limited (3)(15)	Broadcasting & Entertainment				656,530	2,726	1,118

Total Common Equity/Partnerships Interests / Warrants						$363,090	$326,938

Total Investments — 158.9%						$1,432,071	$1,395,522
Liabilities in Excess of Other Assets — (58.9%)							(517,249)

Net Assets — 100.0%							$878,273

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2012.
(3)	The following entities are domiciled outside the United States and the investments are denominated in either Euro, Canadian Dollars or Australian Dollars; ProSieben Sat.1 Media AG in Germany; Granite Global Solutions Corp., Easy Financials Services, Inc. in Canada; and Seven Media Group Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s foreign domiciled portion of MYI Aquiror Corporation is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.ar.l.
(5)	Solar Capital Ltd.’s investment in ProSieben Sat. 1 Media AG is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	A portion of the coupon may be payable in kind (PIK).
(7)	Includes an unfunded commitment of $5,880.
(8)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(9)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(10)	Investments are held in taxable subsidiaries. Ark Real Estate Partners LP is held through SLRC ADI Corp and our equity investment in Grakon LLC is held through Grakon TL Holding, Inc.
(11)	Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.
(12)	Founders Shares.
(13)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned financing subsidiary Solar Capital Funding II LLC (“SC Funding”). Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 8 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of December 31, 2012, all other investments were pledged as collateral for the Senior Secured Credit Facility, Term Loan and Senior Secured Notes (see Note 8 to the consolidated financial statements).
(14)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned financing subsidiary SC Funding. (See footnote 13 above for further explanation.) Par amounts held through SC Funding include: Asurion Corp $9,017; Earthbound Farm $23,500; Fulton Holding Corp. $18,000; Midcap Financial Intermediate Holdings, LLC $23,500; Rug Doctor L.P. $9,842; and ViaWest Inc. $15,473. Remaining par balances are held directly by Solar Capital Ltd.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2012

(in thousands)

(15)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(16)	Includes PIK on $13,026 of par at 4.50% PIK, $15,167 of par at 5.25% PIK, $16,037 of par at 8.00% PIK, and $9,842 of par at 3.50% PIK.
(17)	Asurion Holdco has the option to pay interest in kind at L+10.25% if certain specified conditions are met.
(18)	In March 2012, Solar Capital Ltd. purchased $36,991 par amount and sold $7,000 par amount to a third party through a participation with no recourse to the Company.
(19)	Includes an unfunded commitment of $5,695.
(20)	Includes an unfunded commitment of $406.
(21)	Includes an unfunded commitment of $9,775.
(22)	Denotes investments in which we are an “Affiliated Person”, as defined in the Investment Company Act of 1940 (“1940 Act”), due to owning, controlling, or holding the power to vote, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended December 31, 2012 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2011	Gross Additions	Gross Reductions	Interest/ Dividend Income	Fair Value at December 31, 2012
AviatorCap SII, LLC I	$3,671	—	684	$434	$3,044
AviatorCap SII, LLC II	5,611	—	1,306	596	4,390
AviatorCap SII, LLC III	8,724	—	4,850	944	4,006
AREP Fifty-Seventh LLC	—	24,709	—	520	24,215
ARK Real Estate Partners II LP	—	8,026	—	157	7,866
ARK Real Estate Partners LP	—	45,235	—	—	35,095
ARK Real Estate Partners II LP	—	498	—	—	824
USAW 767	4,831	—	1,828	619	3,076
SODO Corp.	1,949	—	—	175	2,371
SOCAY Limited	12,668	—	—	1,158	14,490
National Specialty Alloys LLC	16,000	—	21,299	—	—
SOINT, LLC	—	16,335	579	1,044	15,766
SOINT, LLC	—	8,675	—	527	8,667
Crystal Capital Financial Holdings LLC	—	275,000	—	—	275,000

	$53,454	378,478	30,546	$6,174	$398,810

(23)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, between 5% and 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended December 31, 2012 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2011	Gross Additions	Gross Reductions	Interest/ Dividend/ Other Income	Fair Value at December 31, 2012
AREP Fifty-Seventh LLC	$—	19,768	19,768	$1,019	$—
ARK Real Estate Partners II LP	—	8,026	8,026	122	—
ARK Real Estate Partners LP	35,820	2,879	44,650	—	—
Direct Buy Inc. (common equity)	—	—	—	—	—
Direct Buy Inc.	—	7,700	—	143	7,700
DS Waters of America, Inc.	—	35,696	6,755	3,944	32,095
Senior Preferred 15% Units of DSW Group Holdings LLC	—	115,187	278	14,948	125,611

	$35,820	189,256	79,477	$20,176	$165,406

*	Denominated in USD unless otherwise noted.
**	Non-income producing security

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

June 30, 2013

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

On February 9, 2010, Solar Capital priced its initial public offering, selling 5.68 million shares, including the underwriters’ over-allotment, at a price of $18.50 per share. Concurrent with this offering, management purchased an additional 600,000 shares through a private placement, also at $18.50 per share.

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company invests primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making direct equity investments in such companies.

Note 2. Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company and its wholly-owned subsidiaries, Solar Capital Luxembourg I S.a.r.l., which was incorporated under the laws of the Grand Duchy of Luxembourg on April 26, 2007, and Solar Capital Funding II LLC (“SC Funding”), a Delaware limited liability company formed on December 8, 2010. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to the current period presentation.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2013

(in thousands, except shares)

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

The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)	Under procedures established by our board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with remaining maturities of 60 days or less shall each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of Solar Capital Partners, LLC (the “Investment Adviser”), does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board. Such determination of fair values involve subjective judgments and estimates.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board has approved a multi-step valuation process each quarter, as described below:

(1)	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

(2)	preliminary valuation conclusions are then documented and discussed with senior management of the Investment Adviser;

(3)	independent valuation firms engaged by our Board conduct independent appraisals and review the Investment Adviser’s preliminary valuations and make their own independent assessment;

(4)	the audit committee of the Board reviews the preliminary valuation of the Investment Adviser and that of the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and

(5)	the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the audit committee.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2013

(in thousands, except shares)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2013, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

(c)	Gains or losses on investments are calculated by using the specific identification method.

(d)	The Company records interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the interest method or on a straight-line basis, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring and other fees for services rendered are recorded as income when earned.

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate.

(f)

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2013

(in thousands, except shares)

addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X Article 6.03 and ASC 810 — Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of US dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its $525,000 senior secured credit facility (the “$525 Million Credit Facility”) and its senior secured notes (the “Senior Secured Notes”), in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to measure their fair value. (see Note 8)

(k)	The Company records origination and other expenses related to its other debt issuances as prepaid assets. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(m)	The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25.

(n)	Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2013

(in thousands, except shares)

(o)	The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of issue would qualify, with limited exceptions. The Company deems that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

Note 3. Agreements

Solar Capital has an Investment Advisory and Management Agreement with the Investment Adviser, under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to, Solar Capital. For providing these services, the Investment Adviser receives a fee from Solar Capital, consisting of two components — a base management fee and an incentive fee. The base management fee is determined by taking the average value of Solar Capital’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Solar Capital’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Solar Capital’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Solar Capital’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Solar Capital pays the Investment Adviser an incentive fee with respect to Solar Capital’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Solar Capital’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Solar Capital’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Solar Capital’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro-rated for any period of less than three months.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the six months ended June 30, 2013 and 2012.

For the three and six months ended June 30, 2013, the Company recognized $7,267 and $14,401, respectively, in base management fees and $4,814 and $11,194, respectively, in performance-based incentive

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2013

(in thousands, except shares)

fees. For the three and six months ended June 30, 2012, the Company recognized $5,673 and $10,951, respectively, in base management fees and $3,591 and $8,866, respectively, in performance-based incentive fees.

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

For the three and six months ended June 30, 2013, the Company recognized expenses under the Administration Agreement of $1,529, and $2,256, respectively. For the three and six months ended June 30, 2012, the Company recognized expenses under the Administration Agreement of $1,128, and $1,824, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2013 and 2012.

Note 4. Net Asset Value Per Share

At June 30, 2013, the Company’s total net assets and net asset value per share were $1,008,303 and $22.40, respectively. This compares to total net assets and net asset value per share at December 31, 2012 of $878,273 and $22.70, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations, pursuant to ASC 260-10, for the three and six months ended June 30, 2013 and June 30, 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Earnings per share (basic & diluted)
Numerator — net increase (decrease) in net assets resulting from operations:	$(13)	$16,062	$35,793	$62,220
Denominator — weighted average shares:	45,006,135	36,639,037	44,644,151	36,623,538
Earnings (loss) per share:	($0.00)	$0.44	$0.80	$1.70

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2013

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2013 and December 31, 2012:

Fair Value Measurements

As of June 30, 2013

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$20,685	$515,946	$536,631
Subordinated Debt / Corporate Notes	—	34,519	366,644	401,163
Preferred Equity	—	—	143,222	143,222
Common Equity / Partnership Interests / Warrants	281	—	335,302	335,583
Derivative assets — interest rate caps and foreign exchange contracts	—	4	—	4
Liabilities:
$525 Million Facility and Senior Secured Notes	—	—	218,792	218,792

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2013

(in thousands, except shares)

Fair Value Measurements

As of December 31, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$25,899	$444,568	$470,467
Subordinated Debt / Corporate Notes	—	33,175	413,752	446,927
Preferred Equity	—	—	151,190	151,190
Common Equity / Partnership Interests / Warrants	5,560	—	321,378	326,938
Derivative assets — interest rate caps and foreign exchange contracts	—	17	—	17
Liabilities:
$525 Million Facility and Senior Secured Notes	—	—	389,452	389,452

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the six months ended June 30, 2013 and the year ended December 31, 2012 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2013 and December 31, 2012:

Fair Value Measurements Using Level 3 Inputs

As of June 30, 2013

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants
Fair value, December 31, 2012	$444,568	$413,752	$151,190	$321,378
Total gains or losses included in earnings:
Net realized gain (loss)	1,491	2,149	—	—
Net change in unrealized gain (loss)	2,049	(13,717)	(13,943)	13,924
Purchase of investment securities	147,971	2,193	5,975	—
Proceeds from dispositions of investment securities	(80,133)	(37,733)	—	—
Transfers in/out of Level 3	—	—	—	—

Fair value, June 30, 2013	$515,946	$366,644	$143,222	$335,302

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$4,439	$(12,390)	$(13,709)	$13,923

During the six months ended June 30, 2013, there were no transfers in and out of Levels 1 and 2.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2013

(in thousands, except shares)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2013:

The $525 Million Facility and Senior Secured Notes	For the six months ended June 30, 2013
Beginning fair value	$389,452
Net realized (gain) loss	4
Net change in unrealized (gain) loss	(1,988)
Borrowings	292,592
Repayments	(461,268)
Transfers in/out of Level 3	—

Ending fair value	$218,792

The Company has made an irrevocable election to apply the fair value option of accounting to the $525 Million Facility and the Senior Secured Notes, in accordance with ASC 825-10. On June 30, 2013, there were borrowings of $143,792 and $75,000, respectively, on the $525 Million Facility and the Senior Secured Notes. The Company used an independent third-party valuation firm to measure the fair value of the $525 Million Facility and Senior Secured Notes.

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

June 30, 2013

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2013

(in thousands, except shares)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of June 30, 2013 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2013	Valuation Techniques/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured / Bank Debt	Asset	$515,946	Yield Analysis/Market Approach/Broker quoted	Market Yields / Bid-Ask Spreads	8.5% – 19.9% (12.9%)
Subordinated Debt/Corporate Note	Asset	$366,644	Yield Analysis/Market Approach/Broker quoted Enterprise value	Market Yields / Bid-Ask Spreads EBITDA Multiples	12.0% – 15.5% (13.9%) 5.5x – 7.5x (6.5x)
Preferred Equity	Asset	$143,222	Yield Analysis Enterprise Value	Market Yields EBITDA Multiples	8.0% – 15.0% (10.9%) 5.5x – 5.8x (5.7x)
Common Equity	Asset	$335,302	Enterprise Value Book Value Yield Analysis/Market Approach	Enterprise Value Multiple of BV Market Yields	8.6x – 13.5x (11.1x) 1.0x – 1.1x (1.0x) 6.9% – 11.2% (11.2%)
The $525 Million Facility	Liability	$143,792	Yield Analysis/Market Approach	Market Yields	L+0.5% – L+5.5% (L+2.7%)
Senior Secured Notes	Liability	$75,000	Yield Analysis/Market Approach	Market Yields	4.2% – 7.4% (5.9%)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2013

(in thousands, except shares)

The following tables highlight the interest rate caps outstanding as of June 30, 2013 and December 31, 2012:

As of June 30, 2013:
Index Rate	Cap Rate	Notional Amount	Expiration	Cost	Fair Value	Unrealized Depreciation
3 Month Libor	1.0%	$100,000	1/13/2014	$1,950	$1	$(1,949)
3 Month Libor	1.0%	50,000	5/4/2014	988	3	(985)

		$150,000		$2,938	$4	$(2,934)

As of December 31, 2012:
Index Rate	Cap Rate	Notional Amount	Expiration	Cost	Fair Value	Unrealized Depreciation
3 Month Libor	1.0%	$100,000	1/13/2014	$1,950	$7	$(1,943)
3 Month Libor	1.0%	50,000	5/4/2014	988	10	(978)

		$150,000		$2,938	$17	$(2,921)

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

As of June 30, 2013 and December 31, 2012, there were no open forward foreign currency contracts outstanding. The Company had no derivatives designated as hedging instruments at June 30, 2013 and December 31, 2012.

Note 8. Debt

Unsecured Senior Notes

On November 16, 2012, the Company and U.S. Bank National Association entered into an Indenture and a First Supplemental Indenture relating to the Company’s issuance, offer and sale of $100,000 aggregate principal amount of its 6.75% Unsecured Senior Notes due 2042 (the “Unsecured Notes”). The Unsecured Notes will mature on November 15, 2042 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after November 15, 2017 at a redemption price of $25 per security plus accrued and unpaid interest. The Unsecured Notes bear interest at a rate of 6.75% per year payable quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2013. The Unsecured Notes are direct senior unsecured obligations of the Company.

$525 Million Revolving and Term Loan Facility

In June 2012, the Company entered into a $485,000 senior secured credit facility (the “$525 Million Facility”) comprised of $450,000 of multi-currency revolving credit and a $35,000 term loan. In August 2012, the Company added $40,000 under the $525 Million Facility’s accordion feature split $25,000 in U.S. revolving credit commitments and $15,000 in a term loan. All borrowings bear interest at a rate per annum equal to the base rate plus 2.50% or the alternate base rate plus 1.50%. The $525 Million Facility has no LIBOR floor requirement. The $525 Million Facility matures in July 2016 and includes ratable amortization in the fourth year.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2013

(in thousands, except shares)

The $525 Million Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The $525 Million Facility contains certain customary affirmative and negative covenants and events of default. In addition, the $525 Million Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the establishment of the Facility, the predecessor facility and a term loan were retired, resulting in $2,295 of non-recurring charges to expense unamortized costs. At June 30, 2013, total outstanding USD equivalent borrowings under the $525 Million Facility were $143,792.

At June 30, 2013, the Company had outstanding non-USD borrowings on the revolving portion of the $525 Million Facility. Unrealized appreciation (depreciation) on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency Amount		Reset Date	US$ Basis of Borrowing	Current Value	Unrealized Appreciation (Depreciation)
Euro		€11,000	07/22/2013	$13,590	$14,316	$(726)
Euro		6,500	07/3/2013	8,491	8,460	31
Canadian Dollar	C$	15,000	07/18/2013	15,205	14,267	938
Canadian Dollar		9,750	07/10/2013	9,963	9,273	690
Canadian Dollar		7,439	07/03/2013	7,479	7,075	404

				$54,728	$53,391	$1,337

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2013

(in thousands, except shares)

$100 Million Revolving Facility

On December 17, 2010, we established the $100,000 revolving credit facility (the “$100 Million Facility”) with Wells Fargo Securities, LLC acting as administrative agent. In connection with the $100 Million Facility, our wholly-owned financing subsidiary, SC Funding, as borrower, entered into a Loan and Servicing Agreement whereby we transferred certain loans we have originated or acquired or will originate or acquire from time to time to SC Funding via a Purchase and Sale Agreement. The $100 Million Facility, as amended, among other things, matures on December 17, 2015 and generally bears interest based on LIBOR plus 2.75%. The $100 Million Facility is secured by all of the assets held by SC Funding. Under the $100 Million Facility, Solar and SC Funding, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The $100 Million Facility includes usual and customary events of default for credit facilities of this nature. At June 30, 2013, total outstanding USD equivalent borrowings under the $100 Million Facility were $50,000.

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

The average annualized interest cost for all borrowings for the six months ended June 30, 2013 and the year ended December 31, 2012 was 4.58% and 4.81%, respectively. These costs are exclusive of commitment fees and for other prepaid expenses related to establishing the $525 Million Facility, the $100 Million Facility, the Unsecured Notes, and the Senior Secured Notes (collectively the “Credit Facilities”). This average annualized interest cost reflects the average interest cost across all borrowings. The maximum amounts borrowed on the Credit Facilities during the six months ended June 30, 2013 and the year ended December 31, 2012 were $503,888 and $497,491, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(in thousands, except shares)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2013 and for the year ended December 31, 2012:

	Six months ended June 30, 2013 (unaudited)	Year ended December 31, 2012
Per Share Data (a):
Net asset value, beginning of period	$22.70	$22.02

Net investment income	1.00	2.20
Net realized and unrealized gain (loss)	(0.20)	0.91

Net increase in net assets resulting from operations	0.80	3.11

Anti-dilution from issuance of common stock	0.11	—
Offering costs	—	—
Dividends and distributions to shareholders	(1.21)	(2.43)

Net asset value, end of period	$22.40	$22.70

Total Return (b,c)	1.64%	20.03%

Net assets, end of period	$1,008,303	$878,273

Per share market value, end of period	$23.09	$23.91

Shares outstanding, end of period	45,006,497	38,694,060

Ratio to average net assets (c):
Net investment income	4.38%	9.79%

Operating expenses	3.02%	6.25%
Interest and related expenses	0.94%	2.28%

Total Expenses	3.96%	8.53%

Average debt outstanding	$372,161	$237,859

Portfolio turnover ratio	9.8%	54.7%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account any dividends, if any, reinvested in accordance with the dividend reinvestment plan.
(c)	Not annualized for periods less than one year.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2013

(in thousands, except shares)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands) (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
Fiscal 2013 (through June 30, 2013)	$143,792	$1,456	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2013 (through June 30, 2013)	$100,000	$1,013	—	$989
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2013 (through June 30, 2013)	$75,000	$759	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2013 (through June 30, 2013)	$50,000	$506	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price of $24.73 for the six months ended June 30, 2013 and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2013

(in thousands, except shares)

under our existing credit facilities. Crystal Financial had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 revolving credit facility.

As of June 30, 2013, Crystal Financial had 22 funded commitments to 19 different borrowers with a total par value of approximately $364,084. All loans were floating rate with the largest loan outstanding totaling $38,000. The average exposure per issuer was $19,162 and none of the loans were on non-accrual status. Crystal Financial’s credit facility, which is non-recourse to Solar Capital, had approximately $142,750 of borrowings outstanding.

Note 11. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On July 24, 2013, our Board declared a quarterly dividend of $0.40 per share payable on October 2, 2013 to holders of record as of September 19, 2013.

On July 24, 2013, the Company announced that DSW Group, Inc. has entered into a definitive sale agreement. The Company expects to receive approximately $150,000 in gross proceeds for its second lien loan to DS Waters of America, Inc. and its preferred investments in DSW Holding Company, LLC. Additionally, the Company has received notice that its investment in Midcap Financial Intermediate Holdings, LLC will be redeemed at a premium to par for gross proceeds of approximately $87,000. Solar Capital expects estimated total proceeds received from these monetizations to be approximately $237,000, which it intends to use to reduce outstanding revolving indebtedness, pending prudent reinvestment.

On July 31, 2013, the Company announced that it has amended its $525 Million Facility to reduce the borrowing rate from LIBOR + 2.50% to LIBOR + 2.25% and extend the final maturity by two years to June, 2018. The size of the amended facility is $490,000 and is expandable up to $800,000 under its accordion feature. In addition, the Company has extinguished its $100 Million Facility maturing 2015, which carried a borrowing rate of LIBOR +2.75%.

On July 31, 2013, the Company announced a share repurchase plan to purchase common stock in the open market in an amount up to $100,000.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the “Company”) as of June 30, 2013, and the consolidated statements of operations for the three and six month periods ended June 30, 2013 and 2012, the consolidated statement of changes in net assets for the six month period ended June 30, 2013, and the statements of cash flows for the six month periods ended June 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.

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

July 31, 2013

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

As of June 30, 2013, our adviser Solar Capital Partners has invested approximately $3.6 billion in more than 125 different portfolio companies since it was founded in 2006. Over the same period, Solar Capital Partners completed transactions with more than 90 different financial sponsors.

Recent Developments

On July 24, 2013, our board of directors declared a quarterly dividend of $0.40 per share payable on October 2, 2013 to holders of record as of September 19, 2013.

On July 24, 2013, the Company announced that DSW Group, Inc. has entered into a definitive sale agreement. The Company expects to receive approximately $150 million in gross proceeds for its second lien loan to DS Waters of America, Inc. and its preferred investments in DSW Holding Company, LLC. Additionally, the Company has received notice that its investment in Midcap Financial Intermediate Holdings, LLC will be redeemed at a premium to par for gross proceeds of approximately $87 million. Solar Capital expects estimated total proceeds received from these monetizations to be approximately $237 million, which it intends to use to reduce outstanding revolving indebtedness, pending prudent reinvestment.

On July 31, 2013, the Company announced that it has amended its $525 Million Facility to reduce the borrowing rate from LIBOR + 2.50% to LIBOR + 2.25% and extend the final maturity by two years to June, 2018. The size of the amended facility is $490 million and is expandable up to $800 million under its accordion feature. In addition, the Company has extinguished its $100 Million Facility maturing 2015, which carried a borrowing rate of LIBOR +2.75%.

On July 31, 2013, the Company announced a share repurchase plan to purchase common stock in the open market in an amount up to $100 million.

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

Expenses

All investment professionals of Solar Capital Partners, LLC (the “Investment Adviser”) and their staff, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of that personnel which is allocable to those services are provided and paid for by Solar Capital Partners. We bear all other costs and expenses of our operations and transactions, including those relating to:

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

Portfolio and Investment Activity

During the three months ended June 30, 2013, we invested $101.3 million across 5 portfolio companies. This compares to investing $192.3 million in 6 portfolio companies for the three months ended June 30, 2012. Investment sales and prepayments during the three months ended June 30, 2013 totaled $72.8 million versus $5.8 million for the three months ended June 30, 2012.

At June 30, 2013, our portfolio consisted of 41 portfolio companies and was invested 37.9% in senior secured loans, 28.3% in subordinated debt, 10.1% in preferred equity and 23.7% in common equity and warrants measured at fair value versus 37 portfolio companies invested 42.8% in senior secured loans, 40.8% in subordinated debt, 12.2% in preferred equity and 4.2% in common equity and warrants measured at fair value at June 30, 2012.

The weighted average yields on our portfolio of income producing investments were 12.1% and 13.9%, respectively, at June 30, 2013 and June 30, 2012 measured at fair value.

At June 30, 2013, 51.5% or $634.9 million of our income-producing investment portfolio* is floating rate debt and 48.5% or $599.1 million is fixed rate debt, measured at fair value. At June 30, 2012, 29.6% or $331.9 million of our income-producing investment portfolio was floating rate debt and 70.4% or $790.2 million was fixed rate debt, measured at fair value. As of June 30, 2013, we had two investments on non-accrual status.

Solar Capital Ltd. and its predecessor companies have invested approximately $3.1 billion in 90 portfolio companies. Over the same period, Solar Capital Ltd. has completed transactions with more than 70 different financial sponsors.

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

*	We have included Crystal Capital Financial Holdings LLC as 100% floating rate exposure at June 30, 2013.

As of June 30, 2013, Crystal Financial had 22 funded commitments to 19 different borrowers with a total par value of approximately $364.1 million. All loans were floating rate with the largest loan outstanding totaling $38.0 million. The average exposure per issuer was $19.2 million and none of the loans were on non-accrual status. Crystal Financial’s credit facility, which is non-recourse to Solar Capital, had approximately $142.8 million of borrowings outstanding.

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

Under procedures established by our board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with remaining maturities of 60 days or less shall each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of the Investment Adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board. Such determination of fair values involve subjective judgments and estimates.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board has approved a multi-step valuation process each quarter, as described below:

(1) our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

(2) preliminary valuation conclusions are then documented and discussed with senior management of the Investment Adviser;

(3) independent valuation firms engaged by our Board conduct independent appraisals and review the Investment Adviser’s preliminary valuations and make their own independent assessment;

(4) the audit committee of the Board reviews the preliminary valuation of the Investment Adviser and that of the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and

(5) the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2013, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

RESULTS OF OPERATIONS

Results comparisons are for three and six months ended June 30, 2013 and June 30, 2012:

Investment Income

For the three and six months ended June 30, 2013, gross investment income totaled $39.1 million and $85.2 million, respectively. For the three and six months ended June 30, 2012, gross investment income totaled $34.8 million and $71.1 million, respectively. The increase in gross investment income from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013 was primarily due to an increase in the size of the income-producing portfolio as compared to the previous comparative periods.

Expenses

Operating expenses totaled $19.9 million and $40.5 million, respectively, for the three and six months ended June 30, 2013, of which $12.1 million and $25.6 million, respectively, were base management fees and performance-based incentive fees and $4.8 million and $9.6 million, respectively, were interest and other debt related expenses. Administrative services, insurance and other general and administrative expenses totaled $3.0 million and $5.2 million, respectively, for the three and six months ended June 30, 2013. Operating expenses totaled $20.4 million and $35.4 million, respectively, for the three and six months ended June 30, 2012, of which $9.3 million and $19.8 million, respectively, were base management fees and performance-based incentive fees and $9.1 million and $11.7 million, respectively, were interest and other debt related expenses. Administrative services, insurance and other general and administrative expenses totaled $2.1 million and $3.8 million, respectively, for the three and six months ended June 30, 2012. In addition, income tax expense totaled $0.0 and $0.3 million, respectively, for the three and six months ended June 30, 2012. Operating expenses consist of base management and incentive fees, administrative services fees, insurance expenses, legal fees, directors’ fees, audit and tax expenses, transfer agent fees, and other general and administrative expenses. Operating expenses were generally flat from the three months ended June 30, 2012 to the three months ended June 30, 2013. For the comparative six month periods, the increase in operating expenses was primarily due to significant growth in our portfolio of assets and our business in general.

Net Investment Income

The Company’s net investment income totaled $19.3 million and $44.8 million or $0.43 and $1.00 per average share, for the three and six months ended June 30, 2013, respectively. The Company’s net investment income totaled $14.4 million and $35.5 million or $0.38 and $0.96 per average share, for the three and six months ended June 30, 2012, respectively.

Net Realized Loss

The Company had investment sales and prepayments totaling $72.8 million and $142.1 million, for the three and six months ended June 30, 2013, respectively. Net realized loss for the three and six months ended June 30, 2013 totaled $1.9 million and $1.2 million, respectively. The Company had investment sales and prepayments totaling $5.8 million and $141.6 million, for the three and six months ended June 30, 2012, respectively. Net realized loss for the three and six months ended June 30, 2012 totaled $19.2 million and $10.0 million, respectively. Net realized loss for the three and six months ended June 30, 2013 was primarily related to sales of selected assets. Net realized loss for the three and six months ended June 30, 2012 was primarily related to the restructuring of our investment in DSW Group, Inc. partially offset by sales of selected other assets.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2013, net change in unrealized loss on the Company’s assets and liabilities totaled $17.4 million and $7.8 million, respectively. For the three and six months ended June 30, 2012, net change in unrealized gain on the Company’s assets and liabilities totaled $20.8 million and $36.7 million, respectively. Net unrealized loss for the three and six months ended June 30, 2013 was primarily attributable to the decline in value of two of our investments, DS Waters and Rug Doctor, along with modest yield widening in the overall portfolio. During the three and six months ended June 30, 2012, unrealized gain was primarily attributable to general market improvements, modest yield tightening and overall positive net changes in general portfolio company fundamentals.

Net Increase (Decrease) in Net Assets from Operations

For the three months ended June 30, 2013, the Company had a net decrease in net assets resulting from operations of $0.0 million. For the six months ended June 30, 2013, the Company had a net increase in net assets resulting from operations of $35.8 million. For the three and six months ended June 30, 2012, the Company had a net increase in net assets resulting from operations of $16.1 million and $62.2 million, respectively. For the three months ended June 30, 2013, basic and diluted loss per average share were $0.00. For the six months ended June 30, 2013, basic and diluted earnings per average share were $0.80. For the three and six months ended June 30, 2012, basic and diluted earnings per average share were $0.44 and $1.70, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its $525 million credit facility maturing in July 2016, a $100 million credit facility maturing in December 2015, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of June 30, 2013, we had a total of $431.2 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at the end of each fiscal quarter, we consider using various treasury strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of June 30, 2013.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At June 30, 2013, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of June 30, 2013:

Payments Due by Period

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$143.8	$—	$50.0	$93.8	$—
Unsecured senior notes	100.0	—	—	—	100.0
Senior secured notes	75.0	—	—	75.0	—
Term Loans	50.0	—	—	50.0	—

(1)	As of June 30, 2013, we had a total of $431.2 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands) (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
Fiscal 2013 (through June 30, 2013)	$143,792	$1,456	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2013 (through June 30, 2013)	$100,000	$1,013	—	$989
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2013 (through June 30, 2013)	$75,000	$759	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2013 (through June 30, 2013)	$50,000	$506	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price of $24.73 for the six months ended June 30, 2013 and dividing it by $25 per share and multiplying the result by $1,000 to determine a unit price per thousand consistent with Asset Coverage Per Unit.

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

Dividends and Distributions

The following table reflects the cash dividends and distributions per share on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2013
July 24, 2013	September 19, 2013	October 2, 2013	$0.40
May 7, 2013	June 20, 2013	July 1, 2013	0.60
February 25, 2013	March 21, 2013	April 2, 2013	0.60

Total 2013			$1.60

Fiscal 2012
November 1, 2012	December 20, 2012	January 3, 2013	$0.60
July 31, 2012	September 20,2012	October 2, 2012	0.60
May 1, 2012	June 19, 2012	July 3, 2012	0.60
February 22, 2012	March 20, 2012	April 3, 2012	0.60

Total 2012			$2.40

Fiscal 2011
November 1, 2011	December 15, 2011	December 29, 2011	$0.60
August 2, 2011	September 20, 2011	October 4, 2011	0.60
May 2, 2011	June 17, 2011	July 5, 2011	0.60
March 1, 2011	March 17, 2011	April 4, 2011	0.60

Total 2011			$2.40

Fiscal 2010
November 2, 2010	December 17, 2010	December 30, 2010	$0.60
August 3, 2010	September 17, 2010	October 4, 2010	0.60
May 4, 2010	June 17, 2010	July 2, 2010	0.60
January 26, 2010	March 18, 2010	April 1, 2010	0.34	*

Total 2010			$2.14

*	Partial period dividend of $0.60 per share pro-rated for the number of days that remained in the quarter after our initial public offering.

Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, will be determined by our Board. We expect that our dividends and distributions to stockholders will generally be from accumulated net investment income and from net realized capital gains, if any, as applicable.

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

We are subject to financial market risks, including changes in interest rates. During the six months ended June 30, 2013, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are based on floating LIBOR. Assuming no changes to our balance sheet as of June 30, 2013, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our net investment income by approximately two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2013, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the year ended December 31, 2011, we purchased two 1.00% LIBOR caps on a total of $150 million of notional for 3 years. If during the three year contract period LIBOR exceeds 1.00%, we will receive payments from the counterparty equal to the difference between LIBOR and 1.00% on $150 million. The cost of the caps was $2.9 million.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.01	$(0.02)

We also have exposure to foreign currencies (Canadian Dollar and Euro) through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in exchange rates. In order to reduce our exposure to fluctuations in exchange rates, we have outstanding borrowings in Canadian Dollars and Euros under our multi-currency revolving credit facility at June 30, 2013. See Note 8 to our consolidated financial statements.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors during the six months ended June 30, 2013 discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended June 30, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On July 31, 2013, the Company announced that it has amended its $525 Million Facility to reduce the borrowing rate from LIBOR +2.50% to LIBOR +2.25% and extend the final maturity by two years to June, 2018. The size of the amended facility is $490 million and is expandable up to $800 million under its accordion feature. In addition, the Company has extinguished its $100 Million Facility maturing 2015, which carried a borrowing rate of LIBOR+2.75%.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	First Supplemental Indenture, dated November 16, 2012, relating to the 6.75% Senior Notes due 2042, between the Registrant and U.S. Bank National Association as trustee(3)

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(2)

10.3	Amendment No. 1 to the Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent*

10.4	Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(4)

10.5	Form of Custodian Agreement(2)

10.6	Administration Agreement by and between Registrant and Solar Capital Management, LLC(4)

10.7	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.8	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(4)

10.9	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(1)

10.10	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited(4)

10.11	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.12	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.13	Form of Registration Rights Agreement(5)

Exhibit Number	Description

10.14	Form of Subscription Agreement(5)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2013.

SOLAR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer
(Principal Financial and Accounting Officer)