Form 10-Q
period 2013-09-30
Solar Capital Ltd.
filed 2013-10-30
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2013

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 29, 2013 was 44,272,918.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2013 (unaudited) and December 31, 2012	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2013 (unaudited) and the three and nine months ended September 30, 2012 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 (unaudited) and the nine months ended September 30, 2012 (unaudited)	6

	Consolidated Schedule of Investments as of September 30, 2013 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2012	11

	Notes to Consolidated Financial Statements (unaudited)	15

	Report of Independent Registered Public Accounting Firm	31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
	Signatures	50

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Investments at fair value:
Companies less than 5% owned (cost: $729,479 and $856,134, respectively)	$689,547	$831,306
Companies 5% to 25% owned (cost: $8,403 and $167,564, respectively)	8,403	165,406
Companies more than 25% owned (cost: $435,814 and $408,373, respectively)	435,406	398,810

Total investments (cost: $1,173,696 and $1,432,071, respectively)	1,133,356	1,395,522
Cash	83,341	14,133
Foreign currency (cost: $689 and $899, respectively)	703	906
Interest and dividends receivable	18,411	15,147
Deferred financing costs	3,309	4,228
Derivatives	—	17
Receivable for investments sold	15,969	—
Prepaid expenses and other assets	699	450

Total assets	$1,255,788	$1,430,403

Liabilities
Revolving credit facilities (see note 6 and 8)	$—	$264,452
Unsecured senior notes (see note 8)	100,000	100,000
Senior secured notes (see note 6 and 8)	75,000	75,000
Term loan (see note 6 and 8)	50,000	50,000
Dividends payable	17,762	23,217
Payable for investments purchased	9,775	21,756
Management fee payable (see note 3)	6,613	6,612
Performance-based incentive fee payable (see note 3)	5,407	6,050
Interest payable (see note 7)	2,590	2,406
Administrative services expense payable (see note 3)	1,450	1,058
Payable for common shares repurchased	277	—
Other liabilities and accrued expenses	783	1,579

Total liabilities	$269,657	$552,130

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 44,323,582 and 38,694,060 shares issued and outstanding, respectively	$443	$387
Paid-in capital in excess of par	1,111,468	978,279
Distributions in excess of net investment income	(10,009)	(4,662)
Accumulated net realized loss	(72,507)	(55,631)
Net unrealized depreciation	(43,264)	(40,100)

Total net assets	$986,131	$878,273

Net Asset Value Per Share	$22.25	$22.70

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
INVESTMENT INCOME:
Interest and dividends:
Companies more than 25% owned	$11,669	$804	$33,497	$3,248
Companies 5% to 25% owned	3,189	13,460	11,650	19,112
Companies less than 5% owned	28,128	26,382	83,081	89,428

Total investment income	42,986	40,646	128,228	111,788

EXPENSES:
Management fees (see note 3)	$6,613	$6,083	$21,014	$17,034
Performance-based incentive fees (see note 3)	5,407	5,565	16,601	14,431
Interest and other credit facility expenses	6,755	3,475	16,397	15,221
Administrative services expense (see note 3)	1,196	1,194	3,452	3,018
Other general and administrative expenses	1,387	2,011	4,361	4,015

Total operating expenses	21,358	18,328	61,825	53,719
Income tax expense	—	60	—	343

Total expenses	21,358	18,388	61,825	54,062

Net investment income	$21,628	$22,258	$66,403	$57,726

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FOREIGN CURRENCIES AND DERIVATIVES:
Net realized gain (loss) on investments:
Companies more than 25% owned	$—	$687	$472	$11,002
Companies 5% to 25% owned	(17,728)	—	(17,728)	—
Companies less than 5% owned	2,185	(256)	794	(20,616)

Net realized gain (loss) on investments	(15,543)	431	(16,462)	(9,614)
Net realized loss on foreign currencies and derivatives:	(110)	(860)	(414)	(19)

Total net realized loss before income taxes	(15,653)	(429)	(16,876)	(9,633)
Income tax expense	—	(785)	—	—

Net realized gain (loss)	(15,653)	356	(16,876)	(9,633)

Net change in unrealized gain (loss) on investments	5,904	6,869	(3,791)	44,989
Net change in unrealized gain (loss) on foreign currencies and derivatives	(1,309)	760	627	(619)

Net change in unrealized gain (loss)	4,595	7,629	(3,164)	44,370

Net realized and unrealized gain (loss) on investments, foreign currencies and derivatives	(11,058)	7,985	(20,040)	34,737

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$10,570	$30,243	$46,363	$92,463

EARNINGS PER SHARE (see note 5)	$0.24	$0.82	$1.04	$2.52

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Nine months ended September 30, 2013 (unaudited)	Year ended December 31, 2012
Increase in net assets resulting from operations:
Net investment income	$66,403	$81,927
Net realized loss	(16,876)	(32,537)
Net change in unrealized gain (loss)	(3,164)	66,371

Net increase in net assets resulting from operations	46,363	115,761

Dividends and distributions to stockholders	(71,750)	(90,366)

Capital share transactions:
Net proceeds from shares sold	146,857	45,020
Repurchase of common stock	(15,766)	—
Less offering costs	(60)	(24)
Reinvestment of dividends	2,214	1,941

Net increase in net assets from capital transactions	133,245	46,937

Total increase in net assets	107,858	72,332
Net assets at beginning of period	878,273	805,941

Net assets at end of period	$986,131	$878,273

Capital share activity:
Shares sold	6,253,226	2,000,000
Shares repurchased	(717,031)	—
Shares issued from reinvestment of dividends	93,327	86,022

Net increase from capital share activity	5,629,522	2,086,022

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2013	September 30, 2012
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$46,363	$92,463

Adjustments to reconcile net increase in net assets resulting from operations:
Net realized loss on investments	16,462	9,614
Net realized loss on foreign currencies and derivatives	414	19
Net change in unrealized (gain) loss on investments	3,791	(44,989)
Net change in unrealized (gain) loss on foreign currencies and derivatives	(627)	619

(Increase) decrease in operating assets:
Purchase of investments	(227,497)	(395,695)
Proceeds from disposition of investments	446,542	323,877
Capitalization of payment-in-kind interest	(10,427)	(25,569)
Collections of payment-in-kind interest	33,508	7,159
Fee revenue receivable	—	4,379
Deferred offering cost	—	(109)
Derivatives	17	—
Receivable for investments sold	(15,969)	3,225
Interest and dividends receivable	(3,264)	(4,653)
Prepaid expenses and other assets	(249)	107

Increase (decrease) in operating liabilities:
Payable for investments purchased	(11,981)	9,759
Management fee payable	1	806
Performance-based incentive fees payable	(643)	362
Deferred fee revenue	—	(318)
Administrative services expense payable	392	213
Interest payable	184	2,102
Other liabilities and accrued expenses	(796)	936

Net Cash Provided by (Used in) Operating Activities	276,221	(15,693)

Cash Flows from Financing Activities:
Cash dividends paid	(74,991)	(42,621)
Common stock offering costs	(60)	—
Deferred financing costs	919	2,548
Proceeds from shares sold	146,857	45,020
Repurchase of common stock	(15,489)	—
Proceeds from borrowings	513,592	550,023
Repayments of borrowings	(778,044)	(538,016)

Net Cash Provided by (Used in) Financing Activities	(207,216)	16,954

NET INCREASE IN CASH AND CASH EQUIVALENTS	69,005	1,261
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,039	11,787

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,044	$13,048

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,213	$5,398

Cash paid for income taxes	$690	$727

Non-cash financing activities consist of the reinvestment of dividends of $2,214 and $1,328 for the nine months ended September 30, 2013 and 2012, respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2013

(in thousands)

Description (1)	Industry	Interest (2)		Maturity	Par Amount*		Cost	Fair Value
Bank Debt/Senior Secured Loans — 48.9%
Active Media Services, Inc	Media	9.75%		2/1/2018		$10,000	$9,729	$9,725
AREP Embassy Row LLC (4)	Diversified Real Estate Activities	9.50%		12/6/2013		37,820	37,682	37,820
AREP Fifty Seventh LLC (3)(4)	Diversified Real Estate Activities	16.33%		1/30/2014		24,709	24,709	24,956
ARK Real Estate Partners II LP (3)(4)	Diversified Real Estate Activities	14.70%		1/30/2014		8,026	8,026	8,107
AviatorCap SII, LLC I (4)	Aerospace & Defense	12.00%		12/31/2014		2,474	2,460	2,474
AviatorCap SII, LLC II (4)	Aerospace & Defense	11.00%		12/31/2014		3,320	3,298	3,320
AviatorCap SII, LLC III (4)	Aerospace & Defense	13.00%		12/31/2014		696	690	696
Blue Coat Systems, Inc.	Internet Software & Services	9.50%		6/28/2020		20,500	20,299	20,654
Direct Buy Inc. (5)	Multiline Retail	12.00% PIK		10/31/2019		8,403	8,403	8,403
Easy Financial Services, Inc. (7)(8)	Consumer Finance	9.98%		10/4/2017	C$	10,000	9,737	9,710
Genex Services, Inc	Insurance	9.25%		1/26/2019		$15,000	14,855	14,850
Global Tel*Link Corporation	Communications Equipment	9.00%		11/23/2020		13,500	13,239	13,202
Good Sam Enterprise, LLC	Insurance	11.50%		12/1/2016		7,000	6,668	7,525
Grakon, LLC (3)	Machinery	12.00%		12/31/2015		9,524	8,179	9,524
Interactive Health Solutions, Inc.	Health Care Services	11.50%		10/4/2016		18,050	17,757	18,050
Isotoner Corporation	Specialty Retail	10.75%		1/8/2018		45,000	44,084	44,437
K2 Pure Solutions NoCal, L.P	Chemicals	10.00%		8/19/2019		11,500	11,273	11,270
MYI Acquiror Corporation (8)(9)	Insurance	13% (12% Cash & 1% PIK)	(6)	3/13/2017		25,969	25,614	26,229
Quantum Foods, LLC	Food Products	10.77%		2/6/2018		37,500	37,500	37,500
SMG	Commercial Services & Supplies	10.75%		12/7/2018		25,000	24,599	25,000
Southern Auto Finance Company (8)(10)	Consumer Finance	13.50%		10/19/2017		35,000	34,372	35,000
SOINT, LLC (4)	Aerospace & Defense	15.00%		6/30/2016		11,592	11,416	11,592
Spencer Spirit Holdings, Inc.	Specialty Retail	11.00%		5/1/2017		10,000	10,000	10,750
The Endurance International Group, Inc.	Internet Software & Services	10.25%		5/9/2020		25,000	24,771	25,172
The Robbins Company TLA	Construction & Engineering	11.77%		5/31/2017		15,998	15,618	15,678
The Robbins Company TLB	Construction & Engineering	11.77%		4/25/2015		4,561	4,407	4,470
TravelClick, Inc.	Hotels, Restaurants & Leisure	9.75%		3/26/2018		20,000	19,821	20,000
Trinet HR Corporation	Professional Services	8.75%		2/20/2021		25,000	24,503	24,500
USAW 767 (4)	Aerospace & Defense	14.50%		6/30/2014		1,602	1,598	1,602

Total Bank Debt/Senior Secured Loans							$475,307	$482,216

Subordinated Debt/Corporate Notes — 29.6%
Adams Outdoor Advertising	Media	17.00%		12/8/2015		$42,500	$42,116	$44,625
Alegeus Technologies Holdings Corp.	Health Care Technology	12.00%		2/15/2019		28,200	27,644	28,200
Asurion Holdco	Insurance	11.00%		3/2/2019		12,000	11,703	12,570
Crosman Corporation	Leisure Equipment & Products	13.00%		10/15/2016		15,219	14,931	15,219
Earthbound Farm	Food Products	14.25%		6/21/2017		58,947	58,091	58,947
Grakon Holdings LLC Sr (3)	Machinery	14.00% PIK		12/31/2015		2,020	2,020	2,020
Grakon Holdings LLC Jr (3)	Machinery	12.00% PIK		12/31/2015		13,294	12,010	11,300
Granite Global Solutions Corp. (7)(8)	Insurance	13.50%		11/30/2016	C$	25,714	25,792	24,717
Richelieu Foods, Inc.	Food Products	13.75% (12% Cash & 1.75%PIK)	(6)	5/18/2016		$23,365	23,016	23,132
Rug Doctor Inc. (11)***	Diversified Consumer Services	17.59%	(6)	10/31/2014		56,411	52,200	23,693
WireCo. Worldgroup Inc.	Building Products	11.75%		5/15/2017		48,000	47,618	48,000

Total Subordinated Debt/Corporate Notes							$317,141	$292,423

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2013

(in thousands except shares/units)

Description (1)	Industry	Interest (2)		Maturity	Shares/ Units	Cost	Fair Value
Preferred Equity — 2.7%
SOCAY Limited (4)(8)(12)	Aerospace & Defense	8.55%	(6)	6/30/2018	14,327	$14,327	$14,490
SODO Corp. (4)(12)	Aerospace & Defense	8.40%	(6)	6/30/2018	2,208	2,208	2,371
SOINT, LLC (4)(8)(12)	Aerospace & Defense	15.00%		6/30/2018	86,667	8,667	9,533
Wyle Laboratories**	Aerospace & Defense	8.00%		7/17/2015	387	39	53

Total Preferred Equity						$25,241	$26,447

Common Equity / Partnership Interests / Warrants — 33.7%
Ark Real Estate Partners LP (3)(4)**	Diversified Real Estate Activities				45,905,653	$45,235	$23,630
Ark Real Estate Partners II LP (3)(4)**	Diversified Real Estate Activities				1,070,679	498	551
Crystal Capital Financial Holdings LLC (4)(8)	Diversified Financial Services				275,000	275,000	294,264
Direct Buy Inc. (5)**	Multiline Retail				76,999	—	—
Grakon, LLC (3)**	Machinery				1,714,286	1,714	—
Grakon, LLC Warrants (3)**	Machinery				3,518,001	—	—
Great American Group Inc. (8)**	Research & Consulting Services				572,800	2,681	172
Great American Group Inc. (8)(13)**	Research & Consulting Services				187,500	3	56
Nuveen Investments, Inc.**	Asset Management & Custody Banks				3,486,444	30,876	13,597

Total Common Equity/Partnerships Interests / Warrants						$356,007	$332,270

Total Investments — 114.9%						$1,173,696	$1,133,356
Liabilities in Excess of Other Assets — (14.9%)							(147,225)

Net Assets — 100.0%							$986,131

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), and which may reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2013.
(3)	Investments are held in taxable subsidiaries. Ark Real Estate Partners LP is held through SLRC ADI Corp and our equity investment in Grakon LLC is held through Grakon TL Holding, Inc.
(4)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2013 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at September 30, 2013
AREP Embassy Row LLC	$—	$37,442	$—	$1,407	$37,820
AREP Fifty-Seventh LLC	24,215	—	—	2,553	24,956
ARK Real Estate Partners II LP	7,866	—	—	859	8,107
ARK Real Estate Partners LP	35,095	—	—	—	23,630
ARK Real Estate Partners II LP	824	—	—	—	551
AviatorCap SII, LLC I	3,044	—	570	260	2,474
AviatorCap SII, LLC II	4,390	—	1,071	339	3,320
AviatorCap SII, LLC III	4,006	—	3,310	278	696
Crystal Capital Financial Holdings LLC	275,000	—	—	23,750	294,264
SOCAY Limited	14,490	412	—	902	14,490
SODO Corp.	2,371	58	—	137	2,371
SOINT, LLC	15,766	—	4,496	1,776	11,592
SOINT, LLC (preferred equity)	8,667	—	—	972	9,533
USAW 767	3,076	—	1,474	264	1,602

	$398,810	$37,912	$10,921	$33,497	$435,406

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2013

(in thousands)

(5)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2013 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at September 30, 2013
Direct Buy Inc. (common equity)	$—	$—	$—	$—	$—
Direct Buy Inc.	7,700	703	—	727	8,403
DS Waters of America, Inc.	32,095	737	33,016	5,358	—
Participating Preferred Units of DSW Group Holdings LLC	—	—	—	—	—
Senior Preferred 15% Units of DSW Group Holdings LLC	125,611	5,628	117,694	5,565	—

	$165,406	$7,068	$150,710	$11,650	$8,403

(6)	A portion of the coupon may be payable in kind (PIK).
(7)	The following entities are domiciled outside the United States and the investments are denominated in Canadian Dollars: Granite Global Solutions Corp. and Easy Financials Services, Inc. in Canada.
(8)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(9)	Solar Capital Ltd.’s foreign domiciled portion of MYI Aquiror Corporation is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(10)	Includes an unfunded commitment of $9,775.
(11)	Includes PIK on $13,478 of par at 4.50% PIK, $15,784 of par at 5.25% PIK, $17,041 of par at 8.00% PIK, and $10,108 of par at 3.50% PIK.
(12)	Solar Capital Ltd.’s investments in SODO Corp., SOCAY Corp. and SOINT, LLC each include a one dollar investment in common shares.
(13)	Founders’ Shares.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security.
***	Investment is on non-accrual status.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2013

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2013
Diversified Financial Services	26.0%
Food Products	10.5%
Diversified Real Estate Activities	8.4%
Insurance	7.6%
Specialty Retail	4.9%
Media	4.8%
Building Products	4.2%
Aerospace & Defense	4.1%
Internet Software & Services	4.0%
Consumer Finance	3.9%
Health Care Technology	2.5%
Commercial Services & Supplies	2.2%
Professional Services	2.2%
Diversified Consumer Services	2.1%
Machinery	2.0%
Construction & Engineering	1.8%
Hotels, Restaurants & Leisure	1.8%
Health Care Services	1.6%
Leisure Equipment & Products	1.3%
Asset Management & Custody Banks	1.2%
Communications Equipment	1.2%
Chemicals	1.0%
Multiline Retail	0.7%
Research & Consulting Services	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands)

Description (1)	Industry	Interest (2)		Maturity	Par Amount*/ Shares		Cost	Fair Value
Bank Debt/Senior Secured Loans — 53.6%
Asurion Corporation (14)	Insurance	9.00%		5/24/2019		$17,834	$17,760	$18,409
AREP Fifty — Seventh LLC (8)(10)(19)(22)	Building & Real Estate	14.00%		8/1/2013		24,709	24,709	24,215
ARK Real Estate Partners II LP (8)(10)(20)(22)	Building & Real Estate	14.00%		8/1/2013		8,026	8,026	7,866
AviatorCap SII, LLC I (8)(22)	Aerospace & Defense	12.00%		12/31/2014		3,044	3,018	3,044
AviatorCap SII, LLC II (8)(22)	Aerospace & Defense	11.00%		12/31/2014		4,390	4,347	4,390
AviatorCap SII, LLC III (8)(22)	Aerospace & Defense	13.00%		12/31/2014		4,006	3,952	4,006
Direct Buy Inc. (9)(23)	Home, Office Furnishing & Durable Consumer Products	12.00%	(6)	10/31/2019		7,700	7,700	7,700
DS Waters of America, Inc. (9)(18)(23)	Beverage, Foods & Tobacco	15% (11% Cash & 4% PIK)	(6)	2/28/2018		31,010	30,070	32,095
Fulton Holding Corp (14)	Retail Stores	13.37%		5/28/2016		35,000	34,337	35,000
Easy Financial Services, Inc. (3)(15)	Consumer Finance	11.80%		10/4/2017	C$	10,000	9,933	9,956
Grakon, LLC (10)	Machinery	12.00%		12/31/2015		$9,524	7,842	9,429
Good Sam Enterprise, LLC	Insurance	11.50%		12/1/2016		7,000	6,607	7,490
Isotoner Corporation	Personal & Nondurable Consumer Products	10.75%		1/8/2018		39,000	38,045	38,610
Interactive Health Solutions, Inc. (13)	Healthcare, Education & Childcare	11.50%		10/4/2016		18,406	18,048	18,590
MYI Acquiror Corporation (4) (7) (15)	Insurance	13% (12% Cash & 1% PIK)	(6)	3/13/2017		31,773	31,258	32,409
SMG	Healthcare, Education & Childcare	10.75%		12/7/2018		25,000	24,536	24,875
Southern Auto Finance Company (15)(21)	Banking	13.50%		10/19/2017		35,000	34,301	35,000
SOINT, LLC (8)(22)	Aerospace & Defense	15.00%		6/30/2016		16,088	15,793	15,766
Spencer Spirit Holdings, Inc.	Retail Stores	11.00%		5/1/2017		10,000	10,000	10,850
The Endurance International Group, Inc.	Internet Software & Services	10.25%		5/9/2020		25,000	24,753	25,000
Transplace Texas, LP (13)	Cargo Transport	11.00%		4/12/2017		20,000	19,615	19,700
Trident USA Health Services, LLC	Healthcare, Education & Childcare	11.75%		10/30/2017		43,000	42,214	42,140
USAW 767 (8)(22)	Aerospace & Defense	14.50%		6/30/2014		3,076	3,062	3,076
ViaWest Inc. (14)	Personal, Food & Misc. Services	13.5% (12% Cash & 1.5% PIK)	(6)	5/20/2018		40,851	39,880	40,851

Total Bank Debt/Senior Secured Loans							$459,806	$470,467

Subordinated Debt/Corporate Notes — 50.9%
Adams Outdoor Advertising	Diversified/Conglomerate Service	18.00%		12/8/2015		$42,500	$42,014	$43,350
Alegeus Technologies Holdings Corp.	Healthcare Technology	12.00%		2/15/2019		28,200	27,591	28,200
Asurion Holdco (17)	Insurance	11.00%		3/2/2019		12,000	11,675	12,800
CIBT Solutions	Leisure, Amusement, Entertainment	13.50%		6/15/2018		36,200	35,483	36,200
Crosman Corporation	Leisure, Amusement, Entertainment	13.00%		10/15/2016		15,219	14,876	14,914
Earthbound Farm (14)	Farming & Agriculture	14.25%		6/21/2017		58,947	57,966	56,000
Grakon Holdings LLC Sr (10)	Machinery	14.00%	(6)	12/31/2015		1,822	1,822	1,804
Grakon Holdings LLC Jr (10)	Machinery	12.00%	(6)	12/31/2015		12,166	10,489	8,516
Granite Global Solutions Corp. (3)(15)	Insurance	13.50%		11/30/2016	C$	25,714	25,668	24,954
Midcap Financial Intermediate Holdings, LLC (14)(15)	Banking	13.00%		7/9/2015		$85,000	83,878	85,000
ProSieben Sat.1 Media AG (3)(5)(15)	Broadcasting & Entertainment	7.70%(4.2% Cash & 3.5%PIK)	(6)	3/6/2017		€16,911	21,022	20,375
Richelieu Foods, Inc. (13)	Beverage, Food & Tobacco	13.75%(12% Cash & 1.75%PIK)	(6)	5/8/2016		$23,057	22,628	22,596
Rug Doctor Inc. (14)(16)	Personal, Food & Misc. Services	15.50% to 20.00% (wtd. avg. 17.55%)	(6)	10/31/2014		54,072	51,941	43,258
WireCo. Worldgroup Inc.	Building Products	11.75%		5/15/2017		48,000	47,556	48,960

Total Subordinated Debt/Corporate Notes							$454,609	$446,927

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2012

(in thousands, except shares)

Description (1)	Industry	Interest (2)		Maturity	Par Amount*/ Shares/Units	Cost	Fair Value
Preferred Equity — 17.2%
Senior Preferred 15% Units of DSW Group Holdings LLC (9)(23)	Beverage, Food & Tobacco	15.00% PIK	(6)	—	1,500,725	$129,794	$125,611
SODO Corp. (8)(11)(22)	Aerospace & Defense	8.41%	(6)	6/30/2018	2,151	2,151	2,371
SOCAY Limited (8)(11)(15)(22)	Aerospace & Defense	8.57%	(6)	6/30/2018	13 ,915	13,915	14,490
SOINT, LLC (8)(15)(22)	Aerospace & Defense	15.00%		6/30/2018	86,667	8,667	8,667
Wyle Laboratories**	Aerospace & Defense	8.00%		7/17/2015	387	39	51

Total Preferred Equity						$154,566	$151,190

Common Equity / Partnership Interests / Warrants — 37.2%
Ark Real Estate Partners LP (8)(10)(11)(22)**	Buildings & Real Estate				45,905,653	$45,235	$35,095
Ark Real Estate Partners II LP (8)(9)(10)(22)**	Buildings & Real Estate				1,069,592	498	824
Crystal Capital Financial Holdings LLC (8)(15)(22)	Diversified Financial Services				275,000	275,000	275,000
Direct Buy Inc. **(9)(23)	Home, Office Furnishing & Durable Consumer Products				76,999	—	—
Participating Preferred Units of DSW Group Holdings LLC (9)(23)**	Beverage, Food & Tobacco				1,292,964	—	—
Grakon, LLC (10)**	Machinery				1,714,286	1,714	—
Grakon, LLC Warrants (10)**	Machinery				3,518,001	—	—
Great American Group Inc. (15)**	Personal, Food & Misc. Services				572,800	2,681	177
Great American Group Inc. (12)(15)**	Personal, Food & Misc. Services				187,500	3	58
Nuveen Investments, Inc.**	Finance				3,486,444	30,876	10,459
NXP Semiconductors Netherlands B.V. (3)(15)**	Electronics				159,827	4,357	4,207
Seven West Media Limited (3)(15)	Broadcasting & Entertainment				656,530	2,726	1,118

Total Common Equity/Partnerships Interests / Warrants						$363,090	$326,938

Total Investments — 158.9%						$1,432,071	$1,395,522
Liabilities in Excess of Other Assets — (58.9%)							(517,249)

Net Assets — 100.0%							$878,273

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2012.
(3)	The following entities are domiciled outside the United States and the investments are denominated in either Euro, Canadian Dollars or Australian Dollars; ProSieben Sat.1 Media AG in Germany; Granite Global Solutions Corp., Easy Financials Services, Inc. in Canada; and Seven Media Group Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s foreign domiciled portion of MYI Aquiror Corporation is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.ar.l.
(5)	Solar Capital Ltd.’s investment in ProSieben Sat. 1 Media AG is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	A portion of the coupon may be payable in kind (PIK).
(7)	Includes an unfunded commitment of $5,880.
(8)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(9)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(10)	Investments are held in taxable subsidiaries. Ark Real Estate Partners LP is held through SLRC ADI Corp and our equity investment in Grakon LLC is held through Grakon TL Holding, Inc.
(11)	Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.
(12)	Founders Shares.
(13)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned financing subsidiary Solar Capital Funding II LLC (“SC Funding”). Such investments are pledged as collateral under the Senior Secured Loan Facility (see Note 8 to the consolidated financial statements) and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of December 31, 2012, all other investments were pledged as collateral for the Senior Secured Credit Facility, Term Loan and Senior Secured Notes (see Note 8 to the consolidated financial statements).
(14)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned financing subsidiary SC Funding. (See footnote 13 above for further explanation.) Par amounts held through SC Funding include: Asurion Corp $9,017; Earthbound Farm $23,500; Fulton Holding Corp. $18,000; Midcap Financial Intermediate Holdings, LLC $23,500; Rug Doctor L.P. $9,842; and ViaWest Inc. $15,473. Remaining par balances are held directly by Solar Capital Ltd.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2012

(in thousands)

(15)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(16)	Includes PIK on $13,026 of par at 4.50% PIK, $15,167 of par at 5.25% PIK, $16,037 of par at 8.00% PIK, and $9,842 of par at 3.50% PIK.
(17)	Asurion Holdco has the option to pay interest in kind at L+10.25% if certain specified conditions are met.
(18)	In March 2012, Solar Capital Ltd. purchased $36,991 par amount and sold $7,000 par amount to a third party through a participation with no recourse to the Company.
(19)	Includes an unfunded commitment of $5,695.
(20)	Includes an unfunded commitment of $406.
(21)	Includes an unfunded commitment of $9,775.
(22)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended December 31, 2012 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2011	Gross Additions	Gross Reductions	Interest/ Dividend Income	Fair Value at December 31, 2012
AviatorCap SII, LLC I	$3,671	—	684	$434	$3,044
AviatorCap SII, LLC II	5,611	—	1,306	596	4,390
AviatorCap SII, LLC III	8,724	—	4,850	944	4,006
AREP Fifty-Seventh LLC	—	24,709	—	520	24,215
ARK Real Estate Partners II LP	—	8,026	—	157	7,866
ARK Real Estate Partners LP	—	45,235	—	—	35,095
ARK Real Estate Partners II LP	—	498	—	—	824
USAW 767	4,831	—	1,828	619	3,076
SODO Corp.	1,949	—	—	175	2,371
SOCAY Limited	12,668	—	—	1,158	14,490
National Specialty Alloys LLC	16,000	—	21,299	—	—
SOINT, LLC	—	16,335	579	1,044	15,766
SOINT, LLC	—	8,675	—	527	8,667
Crystal Capital Financial Holdings LLC	—	275,000	—	—	275,000

	$53,454	378,478	30,546	$6,174	$398,810

(23)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended December 31, 2012 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2011	Gross Additions	Gross Reductions	Interest/ Dividend/ Other Income	Fair Value at December 31, 2012
AREP Fifty-Seventh LLC	$—	19,768	19,768	$1,019	$—
ARK Real Estate Partners II LP	—	8,026	8,026	122	—
ARK Real Estate Partners LP	35,820	2,879	44,650	—	—
Direct Buy Inc. (common equity)	—	—	—	—	—
Direct Buy Inc.	—	7,700	—	143	7,700
DS Waters of America, Inc.	—	35,696	6,755	3,944	32,095
Senior Preferred 15% Units of DSW Group Holdings LLC	—	115,187	278	14,948	125,611

	$35,820	189,256	79,477	$20,176	$165,406

*	Denominated in USD unless otherwise noted.
**	Non-income producing security

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

September 30, 2013

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. GAAP also requires management to make estimates and assumptions that affect the reported amount of assets and liabilities

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except shares)

at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2013.

In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of financial statements, have been included.

The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)	Under procedures established by our board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with remaining maturities of 60 days or less shall each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of Solar Capital Partners, LLC (the “Investment Adviser”), does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board. Such determination of fair values involves subjective judgments and estimates.

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

September 30, 2013

(in thousands, except shares)

(5)	the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2013, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except shares)

(f)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X Article 6.03 and ASC 810 — Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of US dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured credit facility (the “Credit Facility”) and its senior secured notes (the “Senior Secured Notes”), in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to measure their fair value. (see Note 8)

(k)	The Company records origination and other expenses related to its other debt issuances as prepaid assets. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(m)	The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25.

(n)	Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2013 and 2012.

For the three and nine months ended September 30, 2013, the Company recognized $6,613 and $21,014, respectively, in base management fees and $5,407 and $16,601, respectively, in performance-based incentive

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except shares)

fees. For the three and nine months ended September 30, 2012, the Company recognized $6,083 and $17,034, respectively, in base management fees and $5,565 and $14,431, respectively, in performance-based incentive fees.

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

For the three and nine months ended September 30, 2013, the Company recognized expenses under the Administration Agreement of $1,196, and $3,452, respectively. For the three and nine months ended September 30, 2012, the Company recognized expenses under the Administration Agreement of $1,194, and $3,018, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2013 and 2012.

Note 4. Net Asset Value Per Share

At September 30, 2013, the Company’s total net assets and net asset value per share were $986,131 and $22.25, respectively. This compares to total net assets and net asset value per share at December 31, 2012 of $878,273 and $22.70, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Earnings per share (basic & diluted)
Numerator — net increase in net assets resulting from operations:	$10,570	$30,243	$46,363	$92,463
Denominator — weighted average shares:	44,741,537	36,948,921	44,676,970	36,732,790
Earnings per share:	$0.24	$0.82	$1.04	$2.52

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

September 30, 2013

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2013 and December 31, 2012:

Fair Value Measurements

As of September 30, 2013

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$65,881	$416,335	$482,216
Subordinated Debt / Corporate Notes	—	12,570	279,853	292,423
Preferred Equity	—	—	26,447	26,447
Common Equity / Partnership Interests / Warrants	228	—	332,042	332,270
Derivative assets — interest rate caps and foreign exchange contracts	—	—	—	—
Liabilities:
Credit Facility and Senior Secured Notes	—	—	125,000	125,000

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except shares)

Fair Value Measurements

As of December 31, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$25,899	$444,568	$470,467
Subordinated Debt / Corporate Notes	—	33,175	413,752	446,927
Preferred Equity	—	—	151,190	151,190
Common Equity / Partnership Interests / Warrants	5,560	—	321,378	326,938
Derivative assets — interest rate caps and foreign exchange contracts	—	17	—	17
Liabilities:
Credit Facility and Senior Secured Notes	—	—	389,452	389,452

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the nine months ended September 30, 2013 and the year ended December 31, 2012 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2013 and December 31, 2012:

Fair Value Measurements Using Level 3 Inputs

As of September 30, 2013

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants
Fair value, December 31, 2012	$444,568	$413,752	$151,190	$321,378
Total gains or losses included in earnings:
Net realized gain (loss)	7,327	4,549	(17,728)	—
Net change in unrealized gain (loss)	(3,393)	(17,425)	4,583	10,664
Purchase of investment securities	170,703	3,209	6,096	—
Proceeds from dispositions of investment securities	(202,870)	(124,232)	(117,694)	—
Transfers in/out of Level 3	—	—	—	—

Fair value, September 30, 2013	$416,335	$279,853	$26,447	$332,042

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$1,021	$(14,977)	$602	$6,751

During the nine months ended September 30, 2013, there were no transfers in and out of Levels 1 and 2.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except shares)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013:

Credit Facility and Senior Secured Notes	For the nine months ended September 30, 2013
Beginning fair value	$389,452
Net realized (gain) loss	(517)
Net change in unrealized (gain) loss	517
Borrowings	513,592
Repayments	(778,044)
Transfers in/out of Level 3	—

Ending fair value	$125,000

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the Senior Secured Notes, in accordance with ASC 825-10. On September 30, 2013, there were borrowings of $50,000 and $75,000, respectively, on the Credit Facility and the Senior Secured Notes. The Company used an independent third-party valuation firm to measure the fair value of the Credit Facility and Senior Secured Notes.

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

September 30, 2013

(in thousands, except shares)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2012:

Credit Facility and Senior Secured Notes	For the year ended December 31, 2012
Beginning fair value	$—
Total unrealized appreciation	—
Borrowings	489,957
Repayments	(100,505)
Transfers in/out of Level 3	—

Ending fair value	$389,452

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the Senior Secured Notes, in accordance with ASC 825-10. On December 31, 2012, there were borrowings of $314,452 and $75,000, respectively, on the Credit Facility and the Senior Secured Notes. The Company used an independent third-party valuation firm to measure the fair value of the Credit Facility and Senior Secured Notes.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except shares)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2013 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2013	Valuation Techniques/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured / Bank Debt	Asset	$416,335	Yield Analysis/Market Approach/Broker quoted	Market Yields / Bid-Ask Spreads	9.4% – 24.2% (12.9%)
Subordinated Debt/Corporate Note	Asset	$279,853	Yield Analysis/Market Approach/Broker quoted Enterprise value	Market Yields / Bid-Ask Spreads EBITDA Multiples	12.0% – 15.5% (14.0%) 5.5x – 7.5x (6.5x)
Preferred Equity	Asset	$26,447	Yield Analysis	Market Yields	8.0% – 15.0%(10.9%)
Common Equity	Asset	$332,042	Enterprise Value Price/Tangible Book Value Yield Analysis/Market Approach	Enterprise Value Multiple of Tangible BV Market Yields	5.9x – 16.2x (11.3x) 1.0x – 1.2x (1.0x) 7.3% – 11.2% (10.6%)
Credit Facility	Liability	$50,000	Yield Analysis/Market Approach	Market Yields	L+0.5% – L+5.5% (L+2.7%)
Senior Secured Notes	Liability	$75,000	Yield Analysis/Market Approach	Market Yields	4.2% – 8.1% (6.3%)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2012 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2012	Valuation Techniques/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured / Bank Debt	Asset	$444,568	Yield Analysis/Market Approach/Broker quoted	Market Yields / Bid-Ask Spreads	10.3% – 19.0% (13.3%)
Subordinated Debt/Corporate Note	Asset	$413,752	Yield Analysis/Market Approach/Broker quoted Enterprise value	Market Yields / Bid-Ask Spreads EBITDA Multiples	12.0% – 17.1% (14.7%) 3.8x – 7.8x (5.8x)
Preferred Equity	Asset	$151,190	Yield Analysis	Market Yields	8.0% –15.0% (14.3%)
Common Equity	Asset	$321,378	Market Approach	Enterprise Value Multiple of BV	6.8x – 10.0x (8.4x) 1.0x – 1.5x (1.2x)
Credit Facility	Liability	$314,452	Yield Analysis/Market Approach	Market Yields	L+0.5% – L+5.5% (L+2.7%)
Senior Secured Notes	Liability	$75,000	Yield Analysis/Market Approach	Market Yields	4.2% – 7.2% (5.7%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, could result in a significantly lower or higher fair value measurement for such assets and liabilities.

Note 7. Derivatives

The Company is exposed to interest rate risk both as a lender and a borrower. The Company’s borrowing facilities and term loan bear interest at a floating rate, which means that rising interest rates would increase our cost of borrowing. To partially mitigate this risk, in 2011, the Company purchased two interest rate cap contracts with Wells Fargo as the counterparty, which effectively limit the interest rate payable on $150,000 of LIBOR based borrowings. The Company had no interest rate derivatives prior to 2011.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except shares)

The following tables highlight the interest rate caps outstanding as of September 30, 2013 and December 31, 2012:

As of September 30, 2013:
Index Rate	Cap Rate	Notional Amount	Expiration	Cost	Fair Value	Unrealized Depreciation
3 Month Libor	1.0%	$100,000	1/13/2014	$1,950	$—	$(1,950)
3 Month Libor	1.0%	50,000	5/4/2014	988	—	(988)

		$150,000		$2,938	$—	$(2,938)

As of December 31, 2012:
Index Rate	Cap Rate	Notional Amount	Expiration	Cost	Fair Value	Unrealized Depreciation
3 Month Libor	1.0%	$100,000	1/13/2014	$1,950	$7	$(1,943)
3 Month Libor	1.0%	50,000	5/4/2014	988	10	(978)

		$150,000		$2,938	$17	$(2,921)

The Company is also exposed to foreign exchange risk through its investments denominated in foreign currencies. The Company may mitigate this risk through the use of foreign currency forward contracts, borrowing in local currency under its Credit Facility, or similar. As an investment company, all changes in the fair value of assets, including changes caused by foreign currency fluctuation, flow through current earnings.

As of September 30, 2013 and December 31, 2012, there were no open forward foreign currency contracts outstanding. The Company had no derivatives designated as hedging instruments at September 30, 2013 and December 31, 2012.

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

Revolving and Term Loan Facility

In July 2013, the Company amended its senior secured credit facility (the “Credit Facility”), composed of $440,000 of revolving credit and $50,000 in term loans. Expenses totaling $2,569 were incurred during the quarter ended September 30, 2013 as a result of this amendment and the retirement of our $100,000 revolving credit facility with Wells Fargo Securities, LLC. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except shares)

requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the establishment of the Facility, the predecessor facility and a term loan were retired, resulting in $2,295 of non-recurring charges to expense unamortized costs during the year ended December 31, 2012. At September 30, 2013, total outstanding USD equivalent borrowings under the Credit Facility were the $50,000 in term loans.

At September 30, 2013, the Company had no outstanding non-USD borrowings on the revolving portion of the Credit Facility.

At December 31, 2012, the Company had outstanding non-USD borrowings on the revolving portion of the Credit Facility. Unrealized appreciation (depreciation) on these outstanding borrowings is indicated in the table below:

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

The Company has made an irrevocable election to apply the fair value option of accounting to its Credit Facility and Senior Secured Notes, in accordance with ASC 825-10. We believe accounting for the Credit Facility and Senior Secured Notes at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election, approximately $5,008 of costs related to the establishment of the Credit Facility and the Senior Secured Notes was expensed during the year ended December 31, 2012, rather than being deferred and amortized over their stated or expected life.

The average annualized interest cost for all borrowings for the nine months ended September 30, 2013 and the year ended December 31, 2012 was 4.71% and 4.81%, respectively. These costs are exclusive of commitment fees and other prepaid expenses related to establishing the Credit Facility, the Unsecured Notes, and the Senior

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except shares)

Secured Notes (collectively the “Credit Facilities”). This average annualized interest cost reflects the average interest cost across all borrowings. The maximum amounts borrowed on the Credit Facilities during the nine months ended September 30, 2013 and the year ended December 31, 2012 were $503,888 and $497,491, respectively.

Note 9. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the nine months ended September 30, 2013 and for the year ended December 31, 2012:

	Nine months ended September 30, 2013 (unaudited)	Year ended December 31, 2012
Per Share Data (a):
Net asset value, beginning of period	$22.70	$22.02

Net investment income	1.49	2.20
Net realized and unrealized gain (loss)	(0.45)	0.91

Net increase in net assets resulting from operations	1.04	3.11

Anti-dilution	0.12	—
Offering costs	—	—
Dividends and distributions to shareholders	(1.61)	(2.43)

Net asset value, end of period	$22.25	$22.70

Total Return (b,c)	(0.65)%	20.03%

Net assets, end of period	$986,131	$878,273

Per share market value, end of period	$22.18	$23.91

Shares outstanding, end of period	44,323,582	38,694,060

Ratio to average net assets (c):
Net investment income	6.54%	9.79%

Operating expenses	4.48%	6.25%
Interest and related expenses	1.61%	2.28%

Total Expenses	6.09%	8.53%

Average debt outstanding	$349,589	$237,859

Portfolio turnover ratio	16.7%	54.7%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account any dividends, if any, reinvested in accordance with the dividend reinvestment plan.
(c)	Not annualized for periods less than one year.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except shares)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
Fiscal 2013 (through September 30, 2013)	$—	$—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2013 (through September 30, 2013)	$100,000	$2,393	—	$965
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2013 (through September 30, 2013)	$75,000	$1,794	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2013 (through September 30, 2013)	$50,000	$1,196	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except shares)

As of September 30, 2013, Crystal Financial had 23 funded commitments to 19 different borrowers with a total par value of approximately $351,460. All loans were floating rate with the largest loan outstanding totaling $34,057. The average exposure per issuer was $18,498 and none of the loans were on non-accrual status. Crystal Financial’s credit facility, which is non-recourse to Solar Capital, had approximately $87,000 of borrowings outstanding. For the three months ended September 30, 2013, Crystal Financial had net income of $6,860 on gross income of $11,138. For the nine months ended September 30, 2013, Crystal Financial had net income of $22,733 on gross income of $33,867. Due to the timing of non-cash items, there may be material differences between GAAP net income and distributions to shareholders.

Note 11. Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a program for the purpose of repurchasing up to $100,000 of its common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 and 10b-5 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Unless extended by the Company’s board of directors, the Company expects the repurchase program to be in place until the earlier of January 31, 2014 or until $100,000 of the Company’s outstanding shares of common stock have been repurchased. During the three months ended September 30, 2013, the Company repurchased 717,031 shares at an average price of approximately $21.99 per share, inclusive of commissions. This represents a discount of approximately 1.8% of the last reported net asset value per share at the time of the purchases. The total dollar amount of shares repurchased in this period is $15,766, leaving a maximum of $84,234 available for future program purchases.

Note 12. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On October 30, 2013, our Board declared a quarterly dividend of $0.40 per share payable on January 3, 2014 to holders of record as of December 19, 2013.

The Company repurchased an additional 50,664 shares for $1,111 in the month of October, 2013. $83,123 remains available for future program purchases as of October 30, 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the “Company”) as of September 30, 2013, and the consolidated statements of operations for the three and nine month periods ended September 30, 2013 and 2012, the consolidated statement of changes in net assets for the nine month period ended September 30, 2013, and the statements of cash flows for the nine month periods ended September 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

October 30, 2013

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

As of September 30, 2013, our adviser Solar Capital Partners has invested approximately $3.8 billion in more than 135 different portfolio companies since it was founded in 2006. Over the same period, Solar Capital Partners completed transactions with more than 95 different financial sponsors.

Recent Developments

On October 30, 2013, our Board declared a quarterly dividend of $0.40 per share payable on January 3, 2014 to holders of record as of December 19, 2013.

The Company repurchased an additional 50,664 shares for $1.1 million in the month of October, 2013. $83.1 million remains available for future program purchases as of October 30, 2013.

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

Portfolio and Investment Activity

During the three months ended September 30, 2013, we invested $66.3 million across 5 portfolio companies. This compares to investing $27.4 million in 3 portfolio companies for the three months ended September 30, 2012. Investment sales and prepayments during the three months ended September 30, 2013 totaled $349.8 million versus $71.5 million for the three months ended September 30, 2012.

At September 30, 2013, our portfolio consisted of 40 portfolio companies and was invested 42.6% in senior secured loans, 25.8% in subordinated debt, 2.3% in preferred equity and 29.3% in common equity and warrants measured at fair value versus 41 portfolio companies invested 40.7% in senior secured loans, 42.3% in subordinated debt, 12.6% in preferred equity and 4.4% in common equity and warrants measured at fair value at September 30, 2012.

The weighted average yields on our portfolio of income producing investments were 11.6% and 13.9%, respectively, at September 30, 2013 and September 30, 2012 measured at fair value.

At September 30, 2013, 56.1% or $601.1 million of our income-producing investment portfolio* is floating rate and 43.9% or $470.6 million is fixed rate, measured at fair value. At September 30, 2012, 29.1% or $319.7 million of our income-producing investment portfolio was floating rate and 70.9% or $778.5 million was fixed rate, measured at fair value. As of September 30, 2013, we had one issuer on non-accrual status. As of September 30, 2012, we had two issuers on non-accrual status.

Solar Capital Ltd. and its predecessor companies have invested approximately $3.2 billion in 93 portfolio companies. Over the same period, Solar Capital Ltd. has completed transactions with more than 75 different financial sponsors.

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

As of September 30, 2013, Crystal Financial had 23 funded commitments to 19 different borrowers with a total par value of approximately $351.5 million. All loans were floating rate with the largest loan outstanding totaling $34.1 million. The average exposure per issuer was $18.5 million and none of the loans were on non-accrual status. Crystal Financial’s credit facility, which is non-recourse to Solar Capital, had approximately $87.0 million of borrowings outstanding. For the three months ended September 30, 2013, Crystal Financial had net income of $6.9 million on gross income of $11.1 million. For the nine months ended September 30, 2013, Crystal Financial had net income of $22.7 million on gross income of $33.9 million. Due to the timing of non-cash items, there may be material differences between GAAP net income and distributions to shareholders.

*	We have included Crystal Capital Financial Holdings LLC as 100% floating rate at September 30, 2013.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a program for the purpose of repurchasing up to $100 million of its common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 and 10b-5 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Unless extended by the Company’s board of directors, the Company expects the repurchase program to be in place until the earlier of January 31, 2014 or until $100 million of the Company’s outstanding shares of common stock have been repurchased. During the three months ended September 30, 2013, the Company repurchased 717,031 shares at an average price of approximately $21.99 per share, inclusive of commissions. This represents a discount of approximately 1.8% of the last reported net asset value per share at the time of the purchases. The total dollar amount of shares repurchased in this period is $15.8 million, leaving a maximum of $84.2 million available for future program purchases.

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

Under procedures established by our board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with remaining maturities of 60 days or less shall each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of the Investment Adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board. Such determination of fair values involves subjective judgments and estimates.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2013, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

Valuation of Senior Secured Credit Facility and Senior Secured Notes

The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured credit facility led by Citibank (the “Credit Facility”) and its senior secured notes (the “Senior Secured Notes”), in accordance with ASC 825-10. We believe accounting for the Credit Facility and Senior Secured Notes at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election, approximately $5.0 million of costs related solely to the establishment of the Credit Facility and Senior Secured Notes were expensed during the year ended December 31, 2012, rather than being deferred and amortized over their stated or expected life. Concurrent with the election, the Company also accelerated approximately $2.3 million of unamortized costs from the prior Citibank led credit facility.

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

RESULTS OF OPERATIONS

Results comparisons are for three and nine months ended September 30, 2013 and September 30, 2012:

Investment Income

For the three and nine months ended September 30, 2013, gross investment income totaled $43.0 million and $128.2 million, respectively. For the three and nine months ended September 30, 2012, gross investment income totaled $40.6 million and $111.8 million, respectively. The increase in gross investment income from the three months ended September 30, 2012 as compared to the three months ended September 30, 2013 was primarily due to an increase in the receipt of prepayment fees and accelerated amortization of upfront fees resulting from higher portfolio repayments, partially offset by a lower weighted average portfolio yield. The increase in gross investment income from the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2013 was due to two major factors: an increase in the average size of the income-producing portfolio as well as an increase in the receipt of prepayment fees and accelerated amortization of upfront fees resulting from higher portfolio repayments. These two factors were partially offset by a lower weighted average portfolio yield.

Expenses

Expenses totaled $21.4 million and $61.8 million, respectively, for the three and nine months ended September 30, 2013, of which $12.0 million and $37.6 million, respectively, were base management fees and performance-based incentive fees and $6.8 million and $16.4 million, respectively, were interest and other debt related expenses. Administrative services, insurance and other general and administrative expenses totaled $2.6 million and $7.8 million, respectively, for the three and nine months ended September 30, 2013. This compares to expenses totaling $18.4 million and $54.1 million, respectively, for the three and nine months ended September 30, 2012, of which $11.6 million and $31.5 million, respectively, were base management fees and performance-based incentive fees and $3.5 million and $15.2 million, respectively, were interest and other debt related expenses. Administrative services, insurance and other general and administrative expenses totaled $3.2 million and $7.0 million, respectively, for the three and nine months ended September 30, 2012. In addition, income tax expense totaled $0.1 and $0.3 million, respectively, for the three and nine months ended September 30, 2012. Operating expenses consist of base management and incentive fees, administrative services fees, insurance expenses, legal fees, directors’ fees, audit and tax services expenses, transfer agent fees, and other general and administrative expenses. The increase in expenses for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2013 was primarily due to $2.6 million of expenses resulting from the amendment of our Credit Facility and extinguishment of our revolving credit facility with Wells Fargo. For the comparative nine month periods, the increase in expenses was primarily due to growth in the average size of our portfolio of assets and our business in general.

Net Investment Income

The Company’s net investment income totaled $21.6 million and $66.4 million or $0.48 and $1.49 per average share, for the three and nine months ended September 30, 2013, respectively. The Company’s net investment income totaled $22.3 million and $57.7 million or $0.60 and $1.57 per average share, for the three and nine months ended September 30, 2012, respectively.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling $349.8 million and $491.9 million, for the three and nine months ended September 30, 2013, respectively. Net realized loss for the three and nine months ended September 30, 2013 totaled $15.7 million and $16.9 million, respectively. The Company had investment sales and prepayments totaling $71.5 million and $213.1 million, for the three and nine months ended September 30, 2012, respectively. Net realized gain (loss) for the three and nine months ended September 30, 2012 totaled $0.4 million and ($9.6) million, respectively. Net realized loss for the three and nine months ended September 30, 2013 was primarily related to the exit of our investment in DSW Group, Inc. Net realized gain for the three months ended September 30, 2012 was not significant. Net realized loss for the nine months ended September 30, 2012 was primarily related to the restructuring of our investment in DSW Group, Inc. partially offset by sales of selected other assets.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2013, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $4.6 million and ($3.2) million, respectively. For the three and nine months ended September 30, 2012, net change in unrealized gain on the Company’s assets and liabilities totaled $7.6 million and $44.4 million, respectively. Net unrealized gain for the three months ended September 30, 2013 was primarily attributable to the realization of previously recognized unrealized losses on exited investments. During the nine months ended September 30, 2013, net unrealized losses stemmed from depreciation in the value of investments in ARK Real Estate Partners and Rug Doctor, Inc. as well as modest yield widening on our portfolio, partially offset by the realization of previously recognized unrealized losses on exited investments. During the three and nine months ended September 30, 2012, unrealized gain was primarily derived from a general tightening of credit spreads and modestly improved overall health of the investment portfolio.

Net Increase in Net Assets from Operations

For the three and nine months ended September 30, 2013, the Company had a net increase in net assets resulting from operations of $10.6 million and $46.4 million, respectively. For the three and nine months ended September 30, 2012, the Company had a net increase in net assets resulting from operations of $30.2 million and $92.5 million, respectively. For the three and nine months ended September 30, 2013, basic and diluted earnings per average share were $0.24 and $1.04, respectively. For the three and nine months ended September 30, 2012, basic and diluted earnings per average share were $0.82 and $2.52, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in June 2018, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of September 30, 2013, we had a total of $440.0 million of unused borrowing capacity under our Credit Facility, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at the end of each fiscal quarter, we consider using various treasury strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of September 30, 2013.

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

Revolving & Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440 million of revolving credit and $50 million in term loans. Expenses totaling $2.6 million were incurred during the quarter ended September 30, 2013 as a result of this amendment and the retirement of our $100 million revolving credit facility with Wells Fargo Securities, LLC. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the establishment of the Facility, the predecessor facility and a term loan were retired, resulting in $2.3 million of non-recurring charges to expense unamortized costs in the year ended December 31, 2012. At September 30, 2013, total outstanding USD equivalent borrowings under the Credit Facility were the $50 million in term loans.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At September 30, 2013, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of September 30, 2013:

Payments Due by Period

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility (1)	$—	$—	$—	$—	$—
Unsecured senior notes	100.0	—	—	—	100.0
Senior secured notes	75.0	—	—	75.0	—
Term Loans	50.0	—	—	50.0	—

(1)	As of September 30, 2013, we had a total of $440.0 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
Fiscal 2013 (through September 30, 2013)	$—	$—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2013 (through September 30, 2013)	$100,000	$2,393	—	$965
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2013 (through September 30, 2013)	$75,000	$1,794	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2013 (through September 30, 2013)	$50,000	$1,196	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit.

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

Dividends and Distributions

The following table reflects the cash dividends and distributions per share on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2013
October 30, 2013	December 19, 2013	January 3, 2014	$0.40
July 24, 2013	September 19, 2013	October 2, 2013	0.40
May 7, 2013	June 20, 2013	July 1, 2013	0.60
February 25, 2013	March 21, 2013	April 2, 2013	0.60

Total 2013			$2.00

Fiscal 2012
November 1, 2012	December 20, 2012	January 3, 2013	$0.60
July 31, 2012	September 20,2012	October 2, 2012	0.60
May 1, 2012	June 19, 2012	July 3, 2012	0.60
February 22, 2012	March 20, 2012	April 3, 2012	0.60

Total 2012			$2.40

Fiscal 2011
November 1, 2011	December 15, 2011	December 29, 2011	$0.60
August 2, 2011	September 20, 2011	October 4, 2011	0.60
May 2, 2011	June 17, 2011	July 5, 2011	0.60
March 1, 2011	March 17, 2011	April 4, 2011	0.60

Total 2011			$2.40

Date Declared	Record Date	Payment Date	Amount
Fiscal 2010
November 2, 2010	December 17, 2010	December 30, 2010	$0.60
August 3, 2010	September 17, 2010	October 4, 2010	0.60
May 4, 2010	June 17, 2010	July 2, 2010	0.60
January 26, 2010	March 18, 2010	April 1, 2010	0.34	*

Total 2010			$2.14

*	Partial period dividend of $0.60 per share pro-rated for the number of days that remained in the quarter after our initial public offering.

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

We are subject to financial market risks, including changes in interest rates. During the nine months ended September 30, 2013, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of September 30, 2013, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2013, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would decrease our net investment income by less than one half of one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the year ended December 31, 2011, we purchased two 1.00% LIBOR caps on a total of $150 million of notional for 3 years. If during the three year contract period LIBOR exceeds 1.00%, we will receive payments from the counterparty equal to the difference between LIBOR and 1.00% on $150 million. The cost of the caps was $2.9 million.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.00)	$0.01

We may also have exposure to foreign currencies (e.g., Canadian Dollars) through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. In order to reduce our exposure to fluctuations in foreign exchange rates, we may, as appropriate, borrow in Canadian Dollars under our multi-currency revolving credit facility or enter into forward currency contracts. See Note 8 to our consolidated financial statements.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors discussed in the Risk Factors section in our Registration Statement filed on Form N-2 on July 19, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	First Supplemental Indenture, dated November 16, 2012, relating to the 6.75% Senior Notes due 2042, between the Registrant and U.S. Bank National Association as trustee(3)

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(2)

10.3	Amendment No. 1 to the Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(6)

10.4	Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(4)

10.5	Form of Custodian Agreement(2)

10.6	Administration Agreement by and between Registrant and Solar Capital Management, LLC(4)

10.7	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.8	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(4)

10.9	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(1)

10.10	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited(4)

10.11	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.12	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.13	Form of Registration Rights Agreement(5)

Exhibit Number	Description

10.14	Form of Subscription Agreement(5)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(6)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2013.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)