Form 10-K
period 2013-12-31
Solar Capital Ltd.
filed 2014-02-25
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 28, 2013 based on the closing price on that date of $23.09 on the NASDAQ Global Select Market was approximately $988.2 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 43,966,276 shares of the Registrant’s common stock outstanding as of February 21, 2014.

Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

SOLAR CAPITAL LTD

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

Item 1.	Business

Solar Capital Ltd. (“Solar”, “Solar Capital”, the “Company”, “we” or “our”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We invest primarily in U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle market companies in the form of senior secured loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $20 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We are managed by Solar Capital Partners, LLC (“Solar Capital Partners”). Solar Capital Management, LLC (“Solar Capital Management”) provides the administrative services necessary for us to operate.

As of December 31, 2013, our investment portfolio totaled $1.1 billion and our net asset value was $995.6 million. Our portfolio was comprised of debt and equity investments in 40 portfolio companies with our portfolio of income producing investments having a weighted average annualized yield on a fair value basis of approximately 11.3%.

During the fiscal year ended December 31, 2013, we originated approximately $330 million of investments in 19 portfolio companies. Investments sold or prepaid during the fiscal year ended December 31, 2013 totaled approximately $658 million.

Solar Capital Partners

Solar Capital Partners, our investment adviser, is controlled and led by Michael S. Gross, our chairman and chief executive officer, and Bruce Spohler, our chief operating officer. They are supported by a team of dedicated investment professionals that have extensive experience in leveraged lending and private equity, as well as significant contacts with financial sponsors.

In addition, Solar Capital Partners presently serves as the investment adviser for Solar Senior Capital Ltd, or “Solar Senior,” a publicly traded business development company with approximately $375 million of investable capital that invests in the senior debt securities of leveraged middle market companies similar to those we intend to target for investment. Through December 31, 2013, the investment team led by Messrs. Gross and Spohler has invested approximately $3.9 billion in more than 140 different portfolio companies for Solar Capital and Solar Senior, involving an aggregate of more than 100 different financial sponsors. As of February 21, 2014, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 4.8% and 4.7%, respectively, of our outstanding common stock.

Solar Capital Management

Pursuant to an administration agreement (the “Administration Agreement”), Solar Capital Management furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Solar Capital Management also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, Solar Capital Management assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Solar Capital Management also provides managerial assistance, if any, on our behalf to those portfolio companies that request such assistance.

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

As a BDC, we are required to meet an asset coverage ratio, reflecting the value of our total assets to our total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission (“SEC”).

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

(7)	Office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the business development company, deferred organization and operating expenses, and other noninvestment assets necessary and appropriate to its operations as a business development company, including notes of indebtedness of directors, officers, employees, and general partners held by a business development company as payment for securities of such company issued in connection with an executive compensation plan described in section 57(j) of the 1940 Act.

Under Section 55(b) of the 1940 Act, the value of a BDC’s assets shall be determined as of the date of the most recent financial statements filed by such company with the SEC pursuant to section 13 of the Securities Exchange Act of 1934 (the “1934 Act”), and shall be determined no less frequently than annually.

Managerial Assistance to Portfolio Companies

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Solar Capital Management provides such managerial assistance, if any, on our behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality investment grade debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such repurchase agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Code of Ethics

We and Solar Capital Partners have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940 (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC- 0330. In addition, each code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Our investment adviser votes proxies relating to our portfolio securities in the best interest of our stockholders. Solar Capital Partners reviews on a case-by-case basis each proposal submitted for a proxy vote to determine its impact on our investments. Although it generally votes against proposals that may have a negative impact on our investments, it may vote for such a proposal if there exists compelling long-term reasons to do so. The proxy voting decisions of our investment adviser are made by the senior investment professionals who are responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, it requires that: (i) anyone involved in the decision making process disclose to a managing member of Solar Capital Partners any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

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

The Regulated Investment Company Modernization Act of 2010, which was generally effective for 2011 and subsequent tax years, provides some relief from RIC disqualification due to failures of the income and asset diversification requirements, although there may be additional taxes due in such cases.

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

Investment Advisory Fees

Pursuant to an investment advisory and management agreement (the “Investment Advisory and Management Agreement”), we have agreed to pay Solar Capital Partners a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio.

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

•	Year 4: Capital gains incentive fee of $200,000

$6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains fee taken in Year 2)

Alternative 2:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $24 million

•	Year 5: Investment B sold for $20 million

The capital gains incentive fee, if any, would be:

•	Year 1: None

•	Year 2: $5 million capital gains incentive fee

20% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B)

•	Year 3: $1.4 million capital gains incentive fee(1)

$6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains fee received in Year 2

•	Year 4: None

•	Year 5: None

$5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3.

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

Investments

Solar Capital seeks to create a diverse portfolio that includes senior secured loans, mezzanine loans and equity securities by investing approximately $20 to $100 million of capital, on average, in the securities of leveraged companies, including middle-market companies. Structurally, mezzanine loans usually rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of insolvency. However, mezzanine loans rank senior to common and preferred equity in a borrowers’ capital structure. Mezzanine loans may have both elements of debt and equity instruments, offering fixed returns in the form of interest payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest may take the form of warrants. Due to its higher risk profile and often less restrictive covenants as compared to senior loans, mezzanine loans generally earn a higher return than senior secured loans. The warrants associated with mezzanine loans, if any, are typically detachable, which may allow for lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine loans also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula. We believe that mezzanine loans have historically offered an attractive investment opportunity based upon their returns and resilience during economic downturns.

In addition to senior secured loans and mezzanine loans, we may invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our returns to our investors. These investments may include direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, some of our debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a business development company under the 1940 Act.

We may borrow funds to make investments. As a result, we will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in management fees payable to our investment adviser, Solar Capital Partners, will be borne by our common stockholders.

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

Moreover, we may acquire investments in the secondary market and, in analyzing such investments, we expect to employ a similar analytical process as we use for our primary investments.

We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge partially, fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Our principal focus is to provide senior secured loans and mezzanine loans to leveraged companies in a variety of industries. We generally seek to target companies that generate positive cash flows. We generally seek to invest in companies from the broad variety of industries in which our investment adviser has direct expertise.

The following is a representative list of the industries in which we may invest:

•    Aerospace & Defense

•    Air Freight & Logistics

•    Automobiles

•    Asset Management & Custody Banks

•    Building Products

•    Chemicals

•    Commercial Services & Supplies

•    Communications Equipment

•    Construction & Engineering

•    Consumer Finance

•    Containers & Packaging

•    Distributors

•    Diversified Consumer Services

•    Diversified Financial Services

•    Diversified Real Estate Activities

•    Diversified Telecommunications Services

•    Education Services

•    Food Products

•    Footwear

•    Health Care Equipment & Supplies

•    Health Care Services

•    Health Care Technology

•    Hotels, Restaurants & Leisure

•    Industrial Conglomerates

•    Insurance

•    Internet Software & Services

•    IT Services

•    Leisure Equipment & Products

•    Machinery

•    Media

•    Multiline Retail

•    Paper & Forest Products

•    Personal Products

•    Professional Services

•    Research & Consulting Services

•    Software

•    Specialty Retail

•    Textiles, Apparel & Luxury Goods

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

At December 31, 2013, our portfolio consisted of 40 portfolio companies and was invested 40.8% in senior secured loans, 23.4% in subordinated debt, 2.4% in preferred equity and 33.4% in common equity and warrants, in each case, measured at fair value. We expect that our portfolio will continue to include primarily senior secured and mezzanine loans as well as, to a lesser extent, equity-related securities. In addition, we also expect to invest a portion of our portfolio in portion of the portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.

While our primary investment objective is to generate current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2013 and 2012:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2013

Portfolio Company	% of Total Assets
Crystal Capital Financial Holdings LLC	17.9%
Earthbound Farm.	3.5%
WireCo Worldgroup Inc.	2.8%
Isotoner Corporation	2.6%
Adams Outdoor Advertising	2.6%
Tecomet, Inc.	2.6%
Quantum Foods, LLC	1.9%
Rug Doctor.	1.8%
Alegeus Technologies Holdings Corp.	1.7%
MYI Acquiror Corporation	1.5%

Industry	% of Total Assets
Diversified Financial Services	17.9%
Food Products	6.8%
Insurance	4.6%
Specialty Retail	3.3%
Media	3.2%
Aerospace & Defense	2.9%
Building Products	2.8%
Health Care Equipment & Supplies	2.6%
Health Care Technology	2.2%
Consumer Finance	2.0%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2012

Portfolio Company	% of Total Assets
Crystal Capital Financial Holdings LLC	19.2%
DS Waters of America, Inc.	11.0%
Midcap Financial Intermediate Holdings LLC	5.9%
ARK Real Estate	4.8%
Earthbound Farm	3.9%
WireCo. Worldgroup Inc.	3.4%
Adams Outdoor Advertising	3.0%
Rug Doctor L.P.	3.0%
Trident USA Health Services, LLC	2.9%
ViaWest Inc.	2.9%

Industry	% of Total Assets
Diversified Financial Services	19.2%
Beverage, Food & Tobacco	12.6%
Banking	8.4%
Personal, Food & Misc. Services	7.6%
Insurance	6.7%
Buildings & Real Estate	4.8%
Healthcare, Education & Childcare	4.2%
Farming & Agriculture	3.9%
Aerospace & Defense	3.9%
Leisure, Amusement & Entertainment	3.6%

Listed below is the geographic breakdown of the portfolio based on fair value as of December 31, 2013 and 2012:

Geographic Region	% of Portfolio at December 31, 2013	Geographic Region	% of Portfolio at December 31, 2012
United States	96.9%	United States	94.9%
Canada	3.1%	Canada	2.5%
Western Europe	—	Western Europe	2.5%
Australia	—	Australia	0.1%

	100.0%		100.0%

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

Value of Assets. The prospective value of the assets, if any, that collateralizes the loans in which we invest, is an important factor in our credit analysis. Our analysis emphasizes both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, such as intellectual property, customer lists, networks and databases. In some of our transactions the portfolio company’s fundings may be derived from a borrowing base determined by the value of such company’s assets.

Strong Competitive Position in Industry. We seek to invest in target companies that have developed leading market positions within their respective markets and are well positioned to capitalize on growth opportunities. We seek companies that demonstrate significant competitive advantages versus their competitors, which we believe should help to protect their market position and profitability.

Diversified Customer and Supplier Base. We seek to invest in businesses that have a diversified customer and supplier base. We believe that companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Exit Strategy. We predominantly invest in companies which provide multiple alternatives for an eventual exit. We look for opportunities that provide an exit typically within three years of the initial capital commitment.

We generally seek companies that we believe will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We believe that such internally generated cash flow, leading to the payment of our interest, and the repayment of our principal, represent a key means by which we will be able to exit from our investments over time.

In addition, we also seek to invest in companies whose business models or expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction. We generally underwrite our investments on a held-to-maturity basis, but expensive capital is often repaid prior to stated maturity.

Experienced and Committed Management. We generally require that portfolio companies have an experienced management team. We also require portfolio companies have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

Strong Sponsorship. We generally aim to invest alongside other sophisticated investors. We typically seek to partner with successful financial sponsors who have historically generated high returns. We believe that investing in these sponsors’ portfolio companies enables us to benefit from their direct involvement and due diligence.

The illustration below provides Solar Capital’s target portfolio companies and the targeted size of its investment in a company’s capital structure:

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

Due Diligence

Our “private equity” approach to credit investing typically incorporates extensive in-depth due diligence often alongside the private equity sponsor. In conducting due diligence, we will use publicly available information as well as information from relationships with former and current management teams, consultants, competitors and investment bankers. We believe that our due diligence methodology allows us to screen a high volume of potential investment opportunities on a consistent and thorough basis.

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

We invest in portfolio companies in the form of senior secured loans. We seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

We structure our mezzanine investments primarily as unsecured, subordinated loans that provide for relatively high, fixed or floating interest rates that provide us with significant current interest income. These loans typically have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loans. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment. Also, in some cases our mezzanine loans may be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine loans have maturities of five to ten years.

Typically, our senior secured and mezzanine loans have final maturities of five to ten years. However, we expect that our portfolio companies often may repay these loans early, generally within two to four years from the date of initial investment. To preserve an acceptable return on investment, we seek to structure these loans with prepayment premiums.

In the case of our senior secured and mezzanine loan investments, we tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior or fulcrum position in the capital structure of our portfolio companies, we will seek to limit the downside potential of our investments by:

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2013, the weighted average investment rating on the fair market value of our portfolio was a 2. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value shall be determined, at all times consistent with U.S. generally accepted accounting principles (“GAAP”) and the 1940 Act and generally value our assets (and certain liabilities) on a quarterly basis, or more frequently if required. Our valuation procedures are set forth in more detail below:

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

Competition

Our primary competitors provide financing to middle-market companies and include other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. However, we continue to believe that there has been a reduction in the amount of debt capital available since the downturn in the credit markets, which began in mid-2007, and that this has resulted in a less competitive environment for making new investments. While many middle-market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing remains more difficult with the implementation of U.S. and international financial reforms, such as Basel 3, limits the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. We continue to believe that many of these financial institutions have de-emphasized their service and product offerings to middle-market companies in particular.

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

Staffing

We do not currently have any employees. Mr. Gross, our chairman and chief executive officer, and Mr. Spohler, our chief operating officer, currently serve as managing members of our investment adviser, Solar Capital Partners, and Brian Gerson, our executive vice president, currently serves as a partner. Richard Peteka, our chief financial officer and corporate secretary, is an officer and employee of Solar Capital Management, and performs his functions as chief financial officer under the terms of our Administration Agreement. Guy Talarico, our chief compliance officer, is the chief executive officer of Alaric Compliance Services, LLC, and performs his functions as our chief compliance officer under the terms of an agreement between Solar Capital Management and Alaric Compliance Services, LLC. Solar Capital Management has retained Mr. Talarico and Alaric Compliance Services, LLC pursuant to its obligations under our Administration Agreement.

Our day-to-day investment operations are managed by Solar Capital Partners. Solar Capital Management is responsible for all other day-to-day operations. We will reimburse Solar Capital Management for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief compliance officer and chief financial officer and any administrative support staff.

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

Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.

The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default.

The secondary market for high yield securities may not be as liquid as the secondary market for more highly rated securities. In addition, some of our debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity.

Capital markets have recently been in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which had, and may in the future have, a negative impact on our business and operations.

The global capital markets have recently been in a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the

United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which as of the date of this prospectus apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2013 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on April 30, 2013 and expiring on the earlier of the one-year anniversary of the date of the 2013 Annual Stockholders Meeting and the date of our 2014 Annual Stockholders Meeting, which is expected to be held in May 2014. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) could have a significant adverse effect on our business, results of operations and financial condition.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch have warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. Risks and ongoing concerns resulting from the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, and we cannot assure you that future assistance packages will be available, or if available, sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding any economic recovery in Europe continues to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

On December 18, 2013, the U.S. Federal Reserve announced that it would scale back its bond-buying program, or quantitative easing, which is designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, show signs of improvement. The Federal Reserve signaled it would reduce its purchases of long-term Treasury bonds and would scale back on its purchases of mortgage-backed securities. It is unclear what effect, if any, the incremental reduction in the rate of the Federal Reserve’s monthly purchases will have on the value of our investments. However, it is possible that absent continued quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

As has been widely reported, the United States Treasury Secretary has stated that the federal government may not be able to meet its debt payments in the relatively near future unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations.

If the U.S. government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution, another federal government shutdown may result. Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment, including the recent government shutdown and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.

Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

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

The business and operating results of our portfolio companies may be impacted by worldwide economic conditions. Although the U.S. economy has in recent years shown signs of recovery from the 2008–2009 global recession, the strength and duration of any economic recovery will be impacted by worldwide economic growth. For instance, a number of recent reports indicate that growth in China and other emerging markets may be slowing relative to historical growth rates. The significant debt in U.S. and European countries is expected to hinder growth in those countries for the foreseeable future. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations.

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

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

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

Where we do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we hold controlling equity positions in some of our portfolio companies, we do not currently hold controlling equity positions in the majority of our portfolio company investments. As a result, we are subject to the risk that a portfolio company in which we do not have a controlling interest may make business decisions with which we disagree, and that the management and/or stockholders of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2013 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on April 30, 2013 and expiring on the earlier of the one-year anniversary of the date of the 2013 Annual Stockholders Meeting and the date of our 2014 Annual Stockholders Meeting, which is expected to be held in May 2014. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

The net asset value per share of our common stock may be diluted if we issue or sell shares of our common stock at prices below the then current net asset value per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

At our 2013 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on April 30, 2013 and expiring on the earlier of the one-year anniversary of the date of the 2013 Annual Stockholders Meeting and the date of our 2014 Annual Stockholders Meeting, which is expected to be held in May 2014. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

In addition, at our 2011 Annual Stockholders Meeting, our stockholders authorized us to sell or otherwise issue warrants or securities to subscribe for or convertible into shares of our common stock subject to certain limitations (including, without limitation, that the number of shares issuable does not exceed 25% of our then outstanding common stock and that the exercise or conversion price thereof is not, at the date of issuance, less than the market value per share of our common stock). Such authorization has no expiration.

We may also use newly issued shares to implement our dividend reinvestment plan, whether our shares are trading at a premium or at a discount to our then current net asset value per share. Any decision to issue or sell shares of our common stock below our then current net asset value per share or securities to subscribe for or convertible into shares of our common stock would be subject to the determination by our board of directors that such issuance or sale is in our and our stockholders’ best interests.

If we were to issue or sell shares of our common stock below our then current net asset value per share, such issuances or sales would result in an immediate dilution to the net asset value per share of our common stock. This dilution would occur as a result of the issuance or sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance or sale. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

In addition, if we issue warrants or securities to subscribe for or convertible into shares of our common stock, subject to certain limitations, the exercise or conversion price per share could be less than net asset value per share at the time of exercise or conversion (including through the operation of anti-dilution protections). Because we would incur expenses in connection with any issuance of such securities, such issuance could result in a dilution of the net asset value per share at the time of exercise or conversion. This dilution would include reduction in net asset value per share as a result of the proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest than the increase in our assets resulting from such issuance.

Further, if our current stockholders do not purchase any shares to maintain their percentage interest, regardless of whether such offering is above or below the then current net asset value per share, their voting power will be diluted. For example, if we sell an additional 10% of our common shares at a 5% discount from net asset value, a stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5% or $5 per $1000 of net asset value.

Similarly, all dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive dividends in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the dividend payable to a stockholder.

If we issue preferred stock, the net asset value and market value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of the common stock. The issuance of preferred stock would likely cause the net asset value and market value of the common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for the common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock we might issue would have the right to elect members of the board of directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

Risks Relating to Our Business and Structure

We are dependent upon Solar Capital Partners’ key personnel for our future success.

We depend on the diligence, skill and network of business contacts of Messrs. Gross and Spohler, who serve as managing members of Solar Capital Partners and who lead Solar Capital Partners’ investment team. Messrs. Gross and Spohler, together with the other dedicated investment professionals available to Solar Capital Partners, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued service of Messrs. Gross and Spohler and the other investment professionals available to Solar Capital Partners. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his relationship with us. The loss of Mr. Gross or Mr. Spohler, or any of the other senior investment professionals who serve on Solar Capital Partners’ investment team, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that Solar Capital Partners will remain our investment adviser.

The senior investment professionals of Solar Capital Partners are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Messrs. Gross and Spohler will dedicate a significant portion of their time to the activities of Solar Capital; however, they may be engaged in other business activities which could divert their time and attention in the future. Specifically each of Messrs. Gross and Spohler serve as chief executive officer and chief operating officer, respectively, of Solar Senior Capital Ltd.

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

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act and the senior secured credit facility (the “Credit Facility”). Any such failure could result in an event of default and all of our debt being declared immediately due and payable and would affect our ability to issue senior securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw on our credit facilities. For example, we cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally.

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

As of December 31, 2013, we had $50 million outstanding on the Credit Facility, composed of $0 of revolving credit and $50 million of term loans. We also had $75 million outstanding of senior secured notes (the “Senior Secured Notes”) and $100 million outstanding of 6.75% unsecured senior notes due 2042 (the “Unsecured Notes”). If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

At our 2013 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on April 30, 2013 and expiring on the earlier of the one-year anniversary of the date of the 2013 Annual Stockholders Meeting and the date of our 2014 Annual Stockholders Meeting, which is expected to be held in May 2014. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

The trading market or market value of our publicly issued debt securities may fluctuate.

Our publicly issued debt securities, including the Unsecured Notes, may or may not have an established trading market. We cannot assure you that a trading market for our publicly issued debt securities will be maintained. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

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

We may borrow money, which would magnify the potential for loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for loss on amounts invested and, therefore, increases the risks associated with investing in our securities. As of December 31, 2013, we had $50 million outstanding on the Credit Facility, composed of $0 of revolving credit and $50 million of term loans. We also had $75 million outstanding of the Senior Secured Notes and $100 million outstanding of the Unsecured Notes. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility and Notes, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. Additionally, the Credit Facility requires us to comply with certain financial and other restriction covenants including maintaining an asset coverage ratio of not less than 200% at any time. Failure to maintain compliance with these covenants could result in an event of default and all of our debt being declared immediately due and payable. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, the Credit Facility imposes, and any other debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on the portfolio, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(18.3%)	(9.7%)	(1.1%)	7.5%	16.1%

(1)	Assumes $1.71 billion in total assets and $225 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2013, and a cost of funds of 4.83%. Excludes non-leverage related expenses.

It is likely that the terms of any current or future long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

Under our borrowings and the Credit Facility, current lenders have, and any future lender or lenders may have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. Our current Credit Facility and borrowings also subject us to various financial and operating covenants, including, but not limited to, maintaining certain financial ratios and minimum tangible net worth amounts. Future credit facilities and borrowings will likely subject us to similar or additional covenants. In addition, we may grant a securities interest in our assets in connection with any such credit facilities and borrowings.

The Credit Facility generally contains customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, the Credit Facility requires or is expected to require the repayment of all outstanding debt on the maturity which may disrupt our business and potentially the business of our portfolio companies that are financed through the Credit Facility. An event of default under the Credit Facility would likely result, among other things, in termination of the availability of further funds under the Credit Facility and accelerated maturity dates for all amounts outstanding under the facilities, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through the facilities. This could reduce our revenues and, by delaying any cash payment allowed to us under our facilities until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

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

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for loss and the risks of investing in us in the same way as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

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

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities on a quarterly basis in accordance with our valuation policy, which is at all times consistent with U.S. generally accepted accounting policies (“GAAP”). Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of these securities. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

Our executive officers and directors, as well as the current and future partners of our investment adviser, Solar Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. For example, Solar Capital Partners presently serves as investment adviser to Solar Senior, a publicly-traded BDC which focuses on investing primarily in senior secured loans, including first lien, uni-tranche and second lien debt instruments. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Richard Peteka, our chief financial officer, serve in similar capacities for Solar Senior. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Solar Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although Solar Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Solar Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.

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

We have entered into a royalty-free license agreement with our investment adviser, pursuant to which our investment adviser has granted us a non-exclusive license to use the name “Solar Capital.” Under the license agreement, we have the right to use the “Solar Capital” name for so long as Solar Capital Partners or one of its affiliates remains our investment adviser. In addition, we reimburse Solar Capital Management, an affiliate of Solar Capital Partners, our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer and any administrative support staff. These arrangements create conflicts of interest that our board of directors must monitor.

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

In accordance with generally accepted accounting principles and tax requirements, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind (“PIK”) interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts prior to receiving the related cash.

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

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

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

On July 21, 2010, the Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was signed into law. Although passage of the Dodd-Frank Act has resulted in extensive rulemaking and regulatory changes that affect us and the financial industry as a whole, many of its provisions remain subject to extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SLRC”. The following table sets forth, for each fiscal quarter during the last two fiscal years, the net asset value (“NAV”) per share of our common stock, the high and low closing sale prices for our common stock, such sale prices as a percentage of NAV per share and quarterly distributions per share.

		Price Range		Premium or (Discount) of High Closing Sale Price to NAV(2)	Premium or (Discount) of Low Closing Sale Price to NAV(2)	Declared Dividends(3)
	NAV(1)	High	Low
Fiscal 2013
Fourth Quarter	$22.50	$23.16	$21.89	2.9%	(2.7%)	$0.40
Third Quarter	22.25	25.03	21.74	12.5%	(2.3%)	0.40
Second Quarter	22.40	24.32	22.11	8.6%	(1.3%)	0.60
First Quarter	23.00	25.64	23.49	11.5%	2.1%	0.60
Fiscal 2012
Fourth Quarter	$22.70	$23.93	$21.45	5.4%	(5.5%)	$0.60
Third Quarter	22.70	23.66	22.26	4.2%	(1.9%)	0.60
Second Quarter	22.51	22.40	20.40	(0.5%)	(9.4%)	0.60
First Quarter	22.68	23.77	21.90	4.8%	(3.4%)	0.60

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by NAV and subtracting 1.
(3)	Represents the cash dividend or distribution for the specified quarter.

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

The last reported closing market price of our common stock on February 21, 2014 was $22.34 per share. As of February 21, 2014, we had 30 stockholders of record.

DIVIDENDS

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

The following table reflects dividends and distributions per share on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
February 25, 2014	March 20, 2014	April 1, 2014	$0.40

Fiscal 2013
October 30, 2013	December 19, 2013	January 3, 2014	$0.40
July 24, 2013	September 19, 2013	October 2, 2013	0.40
May 7, 2013	June 20, 2013	July 1, 2013	0.60
February 25, 2013	March 21, 2013	April 2, 2013	0.60

Total 2013			$2.00

Fiscal 2012
November 1, 2012	December 20, 2012	January 3, 2013	$0.60
July 31, 2012	September 20, 2012	October 2, 2012	0.60
May 1, 2012	June 19, 2012	July 3, 2012	0.60
February 22, 2012	March 20, 2012	April 3, 2012	0.60

Total 2012			$2.40

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
November 1, 2011	December 15, 2011	December 29, 2011	$0.60
August 2, 2011	September 20, 2011	October 4, 2011	0.60
May 2, 2011	June 17, 2011	July 5, 2011	0.60
March 1, 2011	March 17, 2011	April 4, 2011	0.60

Total 2011			$2.40

Fiscal 2010
November 2, 2010	December 17, 2010	December 30, 2010	$0.60
August 3, 2010	September 17, 2010	October 4, 2010	0.60
May 4, 2010	June 17, 2010	July 2, 2010	0.60
January 26, 2010	March 18, 2010	April 1, 2010	0.34	*

Total 2010			$2.14

*	Partial period dividend of $0.60 per share pro-rated for the number of days that remained in the quarter after our initial public offering.

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

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the S&P 500 Index and the Russell 2000 Financial Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from February 9, 2010 (the date that shares of our common stock began trading on NASDAQ Global Select Market) through December 31, 2013. The graph assumes that, on February 9, 2010, a person invested $10,000 in each of the following: our common stock (SLRC), the S&P 500 Index, and the Russell 2000 Financial Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a) (in thousands)
August 6, 2013 to August 30, 2013	572,815	$22.00	572,815	$87,395
September 3, 2013 to September 30, 2013	144,216	$21.92	144,216	$84,234
October 2, 2013 to October 8, 2013	50,664	$21.92	50,664	$83,123
November 1, 2013 to November 12, 2013	28,723	$21.99	28,723	$82,492

Total	796,418		796,418

(a)	In July 2013, the Company’s board of directors authorized a program to repurchase up to $100 million of the Company’s common stock through January 31, 2014. In December 2013, the Company’s board of directors extended the program through July 31, 2014.

Item 6.	Selected Financial Data

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2013, 2012, 2011, 2010, and 2009. Financial information for the periods ending December 31, 2013, 2012, 2011, 2010, and 2009 has been derived from our consolidated financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

($ in thousands, except per share data)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Income statement data:
Total investment income	$163,593	$153,253	$138,900	$124,641	$109,670
Total expenses	$78,658	$71,326	$56,996	$55,429	$42,408
Net investment income	$84,935	$81,927	$81,904	$69,212	$67,262
Net realized loss	$(44,425)	$(32,537)	$(2,393)	$(38,968)	$(264,898)
Net change in unrealized gain (loss).	$34,800	$66,371	$(18,196)	$111,641	$284,572
Net increase in net assets resulting from operations	$75,310	$115,761	$61,315	$141,885	$86,936
Per share data:
Net investment income(3)	$1.91	$2.20	$2.25	$2.08	$2.05
Net realized and unrealized gain (loss)(3)	$(0.22)	$0.91	$(0.57)	$2.19	$0.60
Dividends and distributions declared	$2.00	$2.40	$2.40	$2.14	$7.36

	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009
Balance sheet data:
Total investment portfolio	$1,088,399	$1,395,522	$1,045,043	$976,221	$863,140
Cash and cash equivalents	$586,979	$15,039	$11,787	$288,732	$5,675
Total assets	$1,708,442	$1,430,403	$1,079,431	$1,291,791	$885,421
Debt	$225,000	$489,452	$236,355	$435,000	$88,114
Net assets	$995,637	$878,273	$805,941	$826,994	$697,903
Per share data:
Net asset value per share	$22.50	$22.70	$22.02	$22.73	$21.24
Other data (unaudited):
Weighted average annualized yield on income producing investments:
On fair value(1)	11.3%	14.2%	14.2%	14.3%	14.8%
On cost(2)	12.2%	14.2%	13.2%	13.8%	13.7%
Number of portfolio companies at period end	40	40	40	36	36

(1)	Throughout this document, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, plus the effective interest yield on preferred shares divided by (b) total income producing investments at fair value. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.
(2)	For this calculation, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, plus the effective interest yield on preferred shares divided by (b) total income producing investments at cost. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.
(3)	The number of shares used to calculate weighted average shares for use in computations on a per share basis have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Solar Capital Merger. The per-share calculations are based on weighted average shares of 44,571,118, 37,231,341, 36,470,384, 33,258,402 and 32,860,454 for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Solar Capital Ltd. (“Solar Capital”, the “Company” or “we”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We invest primarily in U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $20 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We are managed by Solar Capital Partners. Solar Capital Management provides the administrative services necessary for us to operate.

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

As of December 31, 2013, our adviser Solar Capital Partners has invested approximately $3.9 billion in more than 140 different portfolio companies since it was founded in 2006. Over the same period, Solar Capital Partners completed transactions with more than 100 different financial sponsors.

Recent Developments

On February 25, 2014, our Board declared a quarterly dividend of $0.40 per share payable on April 1, 2014 to holders of record as of March 20, 2014.

The Company repurchased an additional 277,919 shares for $6.1 million between January 1, 2014 and February 21, 2014. $76.4 million remains available for future program purchases.

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

Expenses

All investment professionals of Solar Capital Partners (the “Investment Adviser”) and their staff, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of that personnel which is allocable to those services are provided and paid for by Solar Capital Partners. We bear all other costs and expenses of our operations and transactions, including those relating to:

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

Portfolio and Investment Activity

During the year ended December 31, 2013, we invested approximately $330 million across 19 portfolio companies. This compares to investing approximately $612 million in 17 portfolio companies for the previous fiscal year ended December 31, 2012. Investments sold or prepaid during the fiscal year ended December 31, 2013 totaled approximately $658 million versus approximately $325 million for the fiscal year ended December 31, 2012.

At December 31, 2013, our portfolio consisted of 40 portfolio companies and was invested 40.8% in senior secured loans, 23.4% in subordinated debt, 2.4% in preferred equity and 33.4% in common equity and warrants measured at fair value versus 40 portfolio companies invested 33.7% in senior secured loans, 32.0% in subordinated debt, 10.9% in preferred equity and 23.4% in common equity and warrants measured at fair value at December 31, 2012.

The weighted average yields on our portfolio of income producing investments were 11.3% and 14.2%, respectively, at December 31, 2013 and December 31, 2012, measured at fair value.

At December 31, 2013, 64.5% or $663.8 million of our income-producing investment portfolio* is floating rate and 35.5% or $366.0 million is fixed rate, measured at fair value. At December 31, 2012, 40.0% or $537.6 million of our income-producing investment portfolio* was floating rate and 60.0% or $806.0 million was fixed rate, measured at fair value. As of December 31, 2013 and 2012, we had no issuers on non-accrual status.

Since inception, Solar Capital Ltd. and its predecessor companies have invested approximately $3.3 billion in 99 portfolio companies. Over the same period, Solar Capital Ltd. has completed transactions with more than 75 different financial sponsors.

Crystal Capital Financial Holdings LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions, from SSP Energy Ltd., Quartz Managers LLC and Quantum Strategic Partners Ltd. (the “Crystal Acquisition”) pursuant to a definitive agreement entered into on December 17, 2012. We invested $275 million in cash to effect the Crystal Acquisition. Crystal Financial owns approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest is held by various employees of Crystal Financial LLC, through their investment in Crystal Management LP. Crystal Financial had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility.

As of December 31, 2013, Crystal Financial had 27 funded commitments to 23 different borrowers with a total par value of approximately $465.5 million. All loans were floating rate with the largest loan outstanding totaling $50.0 million. The average exposure per issuer was $20.2 million and none of the loans were on non-accrual status. Crystal Financial’s credit facility, which is non-recourse to Solar Capital, had approximately $200.4 million of borrowings outstanding. On November 18, 2013, Crystal Financial’s credit facility was amended, extending the maturity date to November 17, 2017 and reducing the weighted average borrowing cost by more than 0.75%. Additionally, the unused fee was reduced. For the year ended December 31, 2013, Crystal Financial had net income of $28.1 million on gross income of $54.0 million. Due to the timing of non-cash items, there may be material differences between GAAP net income and cash distributions available to shareholders.

*	We have included Crystal Capital Financial Holdings LLC as 100% floating rate.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a program for the purpose of repurchasing up to $100 million of the Company’s common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 and 10b-5 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Company’s board of directors extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100 million of the Company’s outstanding shares of common stock have been repurchased. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions. This represents a discount of approximately 2.3% of the net asset value per share at December 31, 2013. The total dollar amount of shares repurchased in this period is $17.5 million, leaving a maximum of $82.5 million available for future program purchases.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2013, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

Accounting Standards Codification (“ASC”) Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

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

Valuation of Senior Secured Credit Facility and Senior Secured Notes

The Company has made an irrevocable election to apply the fair value option of accounting to its Credit Facility and its Senior Secured Notes, in accordance with ASC 825-10. We believe accounting for the Credit Facility and Senior Secured Notes at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election, approximately $5.0 million of costs related solely to the establishment of the Credit Facility and Senior Secured Notes were expensed during the year ended December 31, 2012, rather than being deferred and amortized over their stated or expected life.

Concurrent with the election, the Company also accelerated approximately $2.3 million of unamortized costs from the prior Citibank led credit facility. In addition, the Company recognized $1.7 million in costs related to the Credit Facility amendment in July 2013 which reduced the interest rate and extended the maturity as well as with the accordion execution in December 2013.

Revenue Recognition

The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on designated investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our investments may have contractual PIK interest or dividends. PIK interest and dividends computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends is reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring fees are recorded as other income when earned.

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

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The update amends the criteria that define an investment company, requires additional disclosures, and seeks to clarify the measurement guidance. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. Accordingly, the Company has evaluated the impact of the adoption of ASU 2013-08 on its financial statements and disclosures and determined the adoption of ASU 2013-08 will not have a material effect on the Company’s financial condition and results of operations.

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011.

Investment Income

For the fiscal years ended December 31, 2013, 2012 and 2011, gross investment income totaled $163.6 million, $153.3 million and $138.9 million, respectively. The increase in gross investment income from 2012 to 2013 was primarily due to an increase in income from our investment in Crystal Capital Financial Holdings LLC, offset by modest portfolio yield compression and the net effect of portfolio repayments. The increase in gross investment income from 2011 to 2012 was primarily due to an increase in the average size of the income-producing portfolio as compared to the previous fiscal year.

Expenses

Expenses totaled $78.7 million, $71.3 million and $57.0 million, respectively, for the fiscal years ended December 31, 2013, 2012 and 2011, of which $48.0 million, $44.1 million and $41.1 million, respectively, were base management fees and performance-based incentive fees and $20.1 million, $19.1 million and $9.2 million, respectively, were interest and other debt related expenses. Administrative services and other general and administrative expenses totaled $10.2 million, $7.8 million and $6.0 million, respectively, for the fiscal years ended December 31, 2013, 2012 and 2011. Operating expenses generally consist of base management and performance-based incentive fees, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. The increase in expenses from 2012 to 2013 was primarily due to an increase in management and performance-based incentive fees on higher investment income year over year and portfolio size, increases in debt expenses due to our Unsecured Notes outstanding for the full fiscal year, from the retirement of a revolving credit facility with Wells Fargo and the amendment of our Credit Facility, which lowered our interest rate and extended the maturity two years, as well as additional general and administrative expenses. The increase in expenses from 2011 to 2012 was primarily due to an increase in interest and other debt related expenses, including $7.3 million in expenses related to the acceleration of unamortized interest expense that was amortizing ratably on a previously existing revolving credit facility as well as fully expensing the costs related to establishing a new and expanded credit facility and the interest related expenses from issuing our Senior Secured Notes during 2012. Accrued excise tax expenses totaled $0.4 million, $0.3 million, and $0.9 million for the fiscal years ended December 31, 2013, 2012 and 2011.

Net Investment Income

The Company’s net investment income totaled $84.9 million, $81.9 million and $81.9 million, or $1.91, $2.20, and $2.25, on a per average share basis, respectively, for the fiscal years ended December 31, 2013, 2012 and 2011.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $658 million, $325 million and $338 million, respectively, for the fiscal years ended December 31, 2013, 2012 and 2011. Net realized losses for the fiscal years ended December 31, 2013, 2012 and 2011 were $44.4 million, $32.5 million and $2.2 million, respectively. Net realized losses for fiscal 2013 were primarily related to the restructuring of our investment in Rug Doctor and the exit of our investment in DSW Group, Inc. Net realized losses incurred during fiscal year 2012 were primarily related to the restructuring of our investment in DSW Group, Inc. which reversed out previously recognized unrealized depreciation as well as the realization of previously recognized unrealized foreign exchange losses on our GBP denominated investment in Weetabix Group that was repaid in full at par during the fiscal year. As our foreign exchange risk was generally hedged, foreign currency gains were realized in prior periods. Net realized losses for fiscal 2011 were also related primarily to derivatives and foreign exchange losses whose realized gains were recognized in prior periods.

Net Change in Unrealized Gain (Loss)

For the fiscal years ended December 31, 2013, 2012 and 2011, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $34.8 million, $66.4 million, and ($18.2) million, respectively. Fiscal 2013’s net unrealized appreciation is due primarily to market improvements in our investments in Crystal Capital Financial Holdings LLC and Nuveen Investments, Inc., as well as the reversal of unrealized depreciation on our investment in Rug Doctor. Partially offsetting the positive change in unrealized for 2013, was net unrealized depreciation in our investments in Ark Real Estate. For the fiscal year ended December 31, 2012, net appreciation was driven by general market improvements, modest yield tightening as well as the reversal of unrealized depreciation on our investment in DSW Group, Inc. as the investment restructured during fiscal 2012. Net unrealized depreciation for fiscal 2011 was derived primarily from our investments in DSW Group, Inc., NXP Semiconductors, Netherlands B.V., and Grakon Holdings LLC.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2013, 2012 and 2011, the Company had a net increase in net assets resulting from operations of $75.3 million, $115.8 million and $61.3 million, respectively. For the years ended December 31, 2013, 2012 and 2011, earnings per average share were $1.69, $3.11 and $1.68, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in June 2018, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of December 31, 2013, we had a total of $490.0 million of unused borrowing capacity under our Credit Facility, subject to borrowing base limits.

We may from time to time issue equity and/or debt securities in either public or private offerings. The issuance of such securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful. The primary uses of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our shareholders, or for other general corporate purposes.

On January 11, 2013, the Company closed its most recent follow-on public equity offering of 6.3 million shares of common stock at $24.40 per share raising approximately $146.9 million in net proceeds. The primary uses of the funds raised were for investments in portfolio companies, reductions in revolving debt outstanding and for other general corporate purposes.

On November 16, 2012, we issued $100 million in aggregate principal amount of the Unsecured Notes for net proceeds of $96.9 million. Interest on the Unsecured Notes is paid quarterly on February 15, May 15, August 15 and November 15, at a rate of 6.75% per year, commencing on February 15, 2013. The Unsecured Notes mature on November 15, 2042. The Company may redeem the Unsecured Notes in whole or in part at any time or from time to time on or after November 15, 2017.

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

The primary uses of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at the end of each fiscal quarter, we consider using various treasury strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held $450 million in cash equivalents as of December 31, 2013.

Debt

Unsecured Senior Notes

On November 16, 2012, the Company and U.S. Bank National Association entered into an Indenture and a First Supplemental Indenture relating to the Company’s issuance, offer and sale of $100 million aggregate principal amount of its Unsecured Notes. The Unsecured Notes will mature on November 15, 2042 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after November 15, 2017 at a redemption price of $25 per security plus accrued and unpaid interest. The Unsecured Notes bear interest at a rate of 6.75% per year payable quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2013. The Unsecured Notes are direct senior unsecured obligations of the Company.

Revolving & Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440 million of revolving credit and $50 million in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50 million of revolving credit, bringing the total revolving credit capacity to $490 million. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the establishment of the Credit Facility, the predecessor facility and a term loan were retired, resulting in $2.3 million of non-recurring charges to expense unamortized costs in the year ended December 31, 2012. Expenses associated with the July 2013 amendment of the Credit Facility, the retirement of our $100 million revolving credit facility with Wells Fargo Securities, LLC as well as the subsequent December 2013 commitment increase totaled $2.5 million. At December 31, 2013, total outstanding USD equivalent borrowings under the Credit Facility were the $50 million in term loans.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At December 31, 2013, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of December 31, 2013:

Payments Due by Period (in millions)

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility(1)	$—	$—	$—	$—	$—
Unsecured senior notes	100.0	—	—	—	100.0
Senior secured notes	75.0	—	—	75.0	—
Term Loans	50.0	—	—	50.0	—

(1)	As of December 31, 2013, we had a total of $490.0 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facilities
Fiscal 2013	$—	$—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2013	$100,000	$2,411	—	$934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2013	$75,000	$1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2013	$50,000	$1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented in thousands.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit.

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

Off-Balance Sheet Arrangements

On December 19, 2013, we entered into a commitment to fund a delayed draw term loan in Tecomet, Inc. in the amount of $15.0 million. As of December 31, 2013, this delayed draw term loan remained unfunded.

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

Dividends and Distributions

The following table reflects the cash dividends and distributions per share on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
February 25, 2014	March 20, 2014	April 1, 2014	$0.40

Fiscal 2013
October 30, 2013	December 19, 2013	January 3, 2014	$0.40
July 24, 2013	September 19, 2013	October 2, 2013	0.40
May 7, 2013	June 20, 2013	July 1, 2013	0.60
February 25, 2013	March 21, 2013	April 2, 2013	0.60

Total 2013			$2.00

Fiscal 2012
November 1, 2012	December 20, 2012	January 3, 2013	$0.60
July 31, 2012	September 20, 2012	October 2, 2012	0.60
May 1, 2012	June 19, 2012	July 3, 2012	0.60
February 22, 2012	March 20, 2012	April 3, 2012	0.60

Total 2012			$2.40

Fiscal 2011
November 1, 2011	December 15, 2011	December 29, 2011	$0.60
August 2, 2011	September 20, 2011	October 4, 2011	0.60
May 2, 2011	June 17, 2011	July 5, 2011	0.60
March 1, 2011	March 17, 2011	April 4, 2011	0.60

Total 2011			$2.40

Fiscal 2010
November 2, 2010	December 17, 2010	December 30, 2010	$0.60
August 3, 2010	September 17, 2010	October 4, 2010	0.60
May 4, 2010	June 17, 2010	July 2, 2010	0.60
January 26, 2010	March 18, 2010	April 1, 2010	0.34	*

Total 2010			$2.14

*	Partial period dividend of $0.60 per share pro-rated for the number of days that remained in the quarter after our initial public offering.

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into an Investment Advisory and Management Agreement with Solar Capital Partners. Mr. Gross, our chairman and chief executive officer, is a managing member and a senior investment professional of, and has financial and controlling interests in, Solar Capital Partners. In addition, Mr. Spohler, our chief operating officer is a managing member and a senior investment professional of, and has financial interests in, Solar Capital Partners.

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

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended December 31, 2013, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of December 31, 2013, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2013, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would decrease our net investment income by one-tenth of one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the year ended December 31, 2011, we purchased two 1.00% LIBOR caps on a total of $150 million of notional for 3 years. If during the three year contract period LIBOR exceeds 1.00%, we will receive payments from the counterparty equal to the difference between LIBOR and 1.00% on $150 million. The cost of the caps was $2.9 million.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.00)	$0.02

We may also have exposure to foreign currencies (e.g., Canadian Dollars) through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. In order to reduce our exposure to fluctuations in foreign exchange rates, we may borrow from time-to-time in Canadian Dollars under our multi-currency revolving credit facility or enter into forward currency contracts. See Note 8 to our consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2013 based on the criteria on Internal Control – Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the “Company”) as of December 31, 2013 and 2012, and the consolidated statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2013, by correspondence with the custodian, portfolio companies or agents. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Capital Ltd. as of December 31, 2013 and 2012, and the results of its operations, the changes in its net assets and cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Solar Capital Ltd.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 25, 2014

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have audited Solar Capital Ltd.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Annual Report on Form 10-K, and Item 9A, Controls and Procedures–Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Solar Capital Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of Solar Capital Ltd. as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 25, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 25, 2014

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2013	December 31, 2012
Assets
Investments at fair value:
Companies less than 5% owned (cost: $688,685 and $856,134, respectively)	$680,720	$831,306
Companies 5% to 25% owned (cost: $7,789 and $167,564, respectively)	7,789	165,406
Companies more than 25% owned (cost: $394,285 and $408,373, respectively)	399,890	398,810

Total investments (cost: $1,090,759 and $1,432,071, respectively)	1,088,399	1,395,522
Cash and cash equivalents	585,278	14,133
Foreign currency (cost: $1,702 and $899, respectively)	1,701	906
Interest and dividends receivable	14,228	15,147
Deferred financing costs	3,300	4,228
Derivatives (see note 7)	—	17
Receivable for investments sold	14,870	—
Prepaid expenses and other assets	666	450

Total assets	$1,708,442	$1,430,403

Liabilities
Revolving credit facilities (see note 6 and 8)	$—	$264,452
Unsecured senior notes (see note 8)	100,000	100,000
Senior secured notes (see note 6 and 8)	75,000	75,000
Term loan (see note 6 and 8)	50,000	50,000
Dividends payable	17,698	23,217
Payable for investments and cash equivalents purchased	454,887	21,756
Management fee payable (see note 3)	5,780	6,612
Performance-based incentive fee payable (see note 3)	4,633	6,050
Administrative services expense payable (see note 3)	2,085	1,058
Interest payable (see note 8)	1,499	2,406
Other liabilities and accrued expenses	1,223	1,579

Total liabilities	$712,805	$552,130

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 44,244,195 and 38,694,060 shares issued and outstanding, respectively	$442	$387
Paid-in capital in excess of par (see note 2f)	1,110,545	978,279
Distributions in excess of net investment income (see note 2f)	(17,344)	(4,662)
Accumulated net realized loss (see note 2f)	(92,706)	(55,631)
Net unrealized depreciation	(5,300)	(40,100)

Total net assets	$995,637	$878,273

Net Asset Value Per Share	$22.50	$22.70

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
INVESTMENT INCOME:
Interest and dividends:
Companies less than 5% owned	$106,523	$126,903	$131,937
Companies 5% to 25% owned	11,898	20,176	—
Companies more than 25% owned	45,172	6,174	6,963

Total investment income	163,593	153,253	138,900

EXPENSES:
Management fees (see note 3)	26,794	23,647	20,596
Performance-based incentive fees (see note 3)	21,234	20,481	20,476
Interest and other credit facility expenses (see note 8)	20,051	19,080	9,212
Administrative services expense (see note 3)	4,741	3,294	1,638
Other general and administrative expenses	5,428	4,535	4,326

Total operating expenses	78,248	71,037	56,248

Net investment income before income tax expense	85,345	82,216	82,652
Income tax expense	410	289	748

Net investment income	$84,935	$81,927	$81,904

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FOREIGN CURRENCIES AND DERIVATIVES:
Net realized gain (loss) on investments:
Companies less than 5% owned	$(31,679)	$(36,864)	$3,092
Companies 5% to 25% owned	(14,273)	—	784
Companies more than 25% owned	472	11,299	—

Net realized gain (loss) on investments	(45,480)	(25,565)	3,876
Net realized gain (loss) on foreign currencies and derivatives:	1,055	(6,972)	(6,038)

Total net realized loss before income taxes	(44,425)	(32,537)	(2,162)
Income tax expense	—	—	231

Net realized loss	(44,425)	(32,537)	(2,393)

Net change in unrealized gain (loss) on investments	34,189	70,981	(20,190)
Net change in unrealized gain (loss) on foreign currencies and derivatives	611	(4,610)	1,994

Net change in unrealized gain (loss)	34,800	66,371	(18,196)

Net realized and unrealized gain (loss) on investments, foreign currencies and derivatives	(9,625)	33,834	(20,589)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$75,310	$115,761	$61,315

EARNINGS PER SHARE (see note 5)	$1.69	$3.11	$1.68

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Increase in net assets resulting from operations:
Net investment income	$84,935	$81,927	$81,904
Net realized loss	(44,425)	(32,537)	(2,393)
Net change in unrealized gain (loss)	34,800	66,371	(18,196)

Net increase in net assets resulting from operations	75,310	115,761	61,315

Dividends and distributions to stockholders (see note 9a):	(89,448)	(90,366)	(87,532)

Capital transactions:
Net proceeds from shares sold	146,857	45,020	—
Repurchases of common stock	(17,508)	—	—
Less offering costs	(61)	(24)	—
Reinvestment of dividends	2,214	1,941	5,164

Net increase in net assets resulting from capital transactions	131,502	46,937	5,164

Total increase (decrease) in net assets	117,364	72,332	(21,053)
Net assets at beginning of year	878,273	805,941	826,994

Net assets at end of year	$995,637	$878,273	$805,941

Capital share activity:
Shares sold	6,253,226	2,000,000	—
Shares repurchased	(796,418)	—	—
Shares issued from reinvestment of dividends	93,327	86,022	224,880

Net increase from capital share activity	5,550,135	2,086,022	224,880

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except shares)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash Flows from Operating Activities:
Net increase in net assets from operations	$75,310	$115,761	$61,315
Adjustments to reconcile net increase in net assets from operations:
Net realized (gain) loss on investments	45,480	25,565	(3,645)
Net realized (gain) loss on foreign currencies and derivatives	(1,055)	6,972	6,038
Net change in unrealized (gain) loss on investments	(34,189)	(70,981)	20,190
Net change in unrealized (gain) loss on foreign currencies and derivatives	(611)	4,610	(1,994)
(Increase) decrease in operating assets:
Purchase of investments	(333,867)	(734,351)	(404,447)
Proceeds from disposition of investments	587,386	415,771	334,135
Capitalization of payment-in-kind interest	(11,863)	(33,159)	(29,190)
Collections of payment-in-kind interest	55,842	35,726	8,507
Fee revenue receivable	—	4,379	(444)
Deferred offering costs	—	19	(469)
Receivable for investments sold	(14,870)	3,225	7,335
Interest and dividends receivable	919	(5,384)	(4,171)
Prepaid expenses and other assets	(199)	481	(238)
Increase (decrease) in operating liabilities:
Payable for investments purchased	433,131	(687)	7,818
Management fee payable	(832)	1,335	385
Performance-based incentive fees payable	(1,417)	847	856
Deferred fee revenue	—	(318)	(924)
Administrative services expense payable	1,027	(11)	296
Interest payable	(907)	1,343	466
Other liabilities and accrued expenses	(356)	(183)	(20)

Net Cash Provided by (Used In) Operating Activities	798,929	(229,040)	1,799

Cash Flows from Financing Activities:
Cash dividends paid	(92,753)	(65,208)	(82,368)
Common stock offering costs	(61)	(24)	—
Deferred financing costs	928	(593)	2,269
Proceeds from issuance of senior secured and unsecured notes	—	175,000	—
Net proceeds from shares sold	146,857	45,020	—
Repurchase of common stock	(17,508)	—	—
Proceeds from borrowings	513,592	894,321	1,316,760
Repayments of borrowings	(778,044)	(816,224)	(1,515,405)

Net Cash Provided by (Used In) Financing Activities	(226,989)	232,292	(278,744)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	571,940	3,252	(276,945)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,039	11,787	288,732

CASH AND CASH EQUIVALENTS AT END OF YEAR	$586,979	$15,039	$11,787

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,958	$10,088	$6,038
Cash paid for income taxes	$699	$938	$588

Non-cash financing activities consist of the reinvestment of dividends of $2,214, $1,941 and $5,164 for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands)

Description(1)	Industry	Interest(2)	Maturity	Par Amount		Cost	Fair Value
Bank Debt/Senior Secured Investments—44.6%
Active Media Services, Inc	Media	9.74%	2/1/2018		$10,000	$9,741	$10,000
AviatorCap SII, LLC I(4)	Aerospace & Defense	12.00%	12/31/2014		2,272	2,262	2,272
AviatorCap SII, LLC II(4)	Aerospace & Defense	11.00%	12/31/2014		2,945	2,929	2,945
AviatorCap SII, LLC III(4)	Aerospace & Defense	13.00%	12/31/2014		696	691	696
Blue Coat Systems, Inc.	Internet Software & Services	9.50%	6/28/2020		20,500	20,305	20,910
CAMP International Holding Company	Aerospace & Defense	8.25%	11/30/2019		5,000	5,000	5,109
CT Technologies Intermediate Holdings, Inc	Healthcare Technology	9.25%	10/5/2020		9,500	9,362	9,500
Direct Buy Inc.(5)	Multiline Retail	12.00% PIK	10/31/2019		7,789	7,789	7,789
Easyfinancial Services, Inc. (7)(8).	Consumer Finance	9.98%	10/4/2017	C$	10,000	9,737	9,415
Filtration Group Corp	Industrial Conglomerates	8.25%	11/21/2021		$6,000	5,940	6,150
Genex Services, Inc	Insurance	9.25%	1/26/2019		15,000	14,862	15,000
Global Tel*Link Corporation	Communications Equipment	9.00%	11/23/2020		13,500	13,245	12,926
Grakon, LLC(3)	Machinery	12.00%	12/31/2015		9,524	8,304	9,524
Interactive Health Solutions, Inc.	Health Care Services	11.50%	10/4/2016		17,813	17,544	17,813
Isotoner Corporation	Specialty Retail	10.75%	1/8/2018		45,000	44,126	45,000
K2 Pure Solutions NoCal, L.P	Chemicals	10.00%	8/19/2019		11,500	11,280	11,270
MYI Acquiror Corporation (8).	Insurance	13% (12% Cash & 1% PIK)(6)	3/13/2017		26,035	25,702	26,296
Quantum Foods, LLC	Food Products	11.74%	2/6/2018		32,813	32,813	32,813
Renaissance Learning, Inc	Education Services	8.75%	5/14/2021		8,000	7,881	8,095
Rug Doctor, LLC(4)	Diversified Consumer Services	11.25%	6/30/2017		9,111	8,551	8,747
SMG	Commercial Services & Supplies	10.75%	12/7/2018		25,000	24,618	25,000
Southern Auto Finance Company (8)(9)	Consumer Finance	11.00%	12/4/2018		25,000	24,551	25,000
SOINT, LLC (4)	Aerospace & Defense	15.00%	6/30/2016		11,592	11,430	11,592
Spencer Spirit Holdings, Inc.	Specialty Retail	11.00%	5/1/2017		10,000	10,000	10,825
Tecomet, Inc	Health Care Equipment & Supplies	9.75%	6/19/2020		45,000	43,767	43,762
The Robbins Company TLA	Construction & Engineering	11.74%	5/31/2017		15,057	14,897	15,057
The Robbins Company TLB	Construction & Engineering	11.74%	4/25/2015		4,561	4,429	4,561
TravelClick, Inc.	Hotels, Restaurants & Leisure	9.75%	3/26/2018		20,000	19,831	20,000
Trinet HR Corporation	Professional Services	8.75%	2/20/2021		25,000	24,514	25,250
USAW 767 (4)	Aerospace & Defense	14.50%	6/30/2014		1,085	1,083	1,085

Total Bank Debt/Senior Secured Investments						$437,184	$444,402

Subordinated Debt/Corporate Notes—25.5%
Adams Outdoor Advertising	Media	17.00%	12/8/2015		$42,500	$42,153	$44,200
Alegeus Technologies Holdings Corp.	Health Care Technology	12.00%	2/15/2019		28,200	27,663	28,200
Asurion Holdco	Insurance	11.00%	3/2/2019		12,000	11,713	12,390
Earthbound Farm	Food Products	14.25%	6/21/2017		58,947	58,137	60,127
Grakon Holdings LLC Sr (3)	Machinery	14.00% PIK	12/31/2015		2,091	2,091	2,091
Grakon Holdings LLC Jr (3)	Machinery	12.00% PIK	12/31/2015		13,693	12,544	11,639
Granite Global Solutions Corp. (7)(8)	Insurance	13.50%	11/30/2016	C$	25,714	25,833	24,210
Richelieu Foods, Inc.	Food Products	13.75% (12% Cash & 1.75% PIK)(6)	5/18/2016		$23,470	23,149	23,235
WireCo. Worldgroup Inc.	Building Products	11.75%	5/15/2017		48,000	47,640	48,000

Total Subordinated Debt/Corporate Notes						$250,923	$254,092

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2013

(in thousands, except shares/units)

Description(1)	Industry	Interest(2)		Maturity	Shares/Units	Cost	Fair Value
Preferred Equity—2.7%
SOAGG LLC (4)(8)(10)	Aerospace & Defense	8.53	%(6)	6/30/2018	16,659	$16,659	$16,719
SOINT, LLC (4)(8)(10)	Aerospace & Defense	15.00%		6/30/2018	86,667	8,667	9,533
Wyle Laboratories*	Aerospace & Defense	8.00%		7/17/2015	387	39	55

Total Preferred Equity						$25,365	$26,307

Common Equity / Partnership Interests / Warrants—36.5%
Ark Real Estate Partners LP (3)(4)*	Diversified Real Estate Activities				45,905,653	$45,235	$19,565
Ark Real Estate Partners II LP (3)(4)*	Diversified Real Estate Activities				1,070,679	498	456
Crystal Capital Financial Holdings LLC (4)(8)	Diversified Financial Services				275,000	275,000	305,000
Direct Buy Inc.(5)*	Multiline Retail				76,999	—	—
Grakon, LLC (3)*	Machinery				1,714,286	1,714	—
Grakon, LLC Warrants (3)*	Machinery				3,518,001	—	—
Great American Group Inc. (8)*	Research & Consulting Services				572,800	2,681	160
Great American Group Inc. (8)(11)*	Research & Consulting Services				187,500	3	53
Nuveen Investments, Inc (MDCP Co-Investors, L.P.).*	Asset Management & Custody Banks				—	30,876	17,084
RD Holdco Inc. (Rug Doctor) (4)	Diversified Consumer Services				231,177	15,683	15,683
RD Holdco Inc. (Rug Doctor) Class B (4)	Diversified Consumer Services				522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (4)	Diversified Consumer Services				30,370	381	381

Total Common Equity/Partnership Interests / Warrants						$377,287	$363,598

Total Investments – 109.3%						$1,090,759	$1,088,399

Cash Equivalents – 45.2%					Par Amount
U.S. Treasury Bill	Government	0.000%		1/09/2014	$200,000	$200,000	$200,000
U.S. Treasury Bill	Government	0.005%		1/23/2014	250,000	249,999	249,999

Total Cash Equivalents						$449,999	$449,999

Total Investments & Cash Equivalents – 154.5%						$1,540,758	$1,538,398
Liabilities in Excess of Other Assets – (54.5%)							(542,761)

Net Assets – 100.0%							$995,637

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2013.
(3)	Investments are held in taxable subsidiaries. Ark Real Estate Partners LP is held through SLRC ADI Corp and our equity investment in Grakon LLC is held through Grakon TL Holding, Inc.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2013

(in thousands, except shares/units)

(4)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2013 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at December 31, 2013
AREP Embassy Row LLC	$—	$37,442	$37,820	$2,045	$—
AREP Fifty-Seventh LLC	24,215	3,965	29,248	3,676	—
ARK Real Estate Partners II LP	7,866	—	8,187	1,366	—
ARK Real Estate Partners LP	35,095	—	—	—	19,565
ARK Real Estate Partners II LP (common equity)	824	—	—	—	456
AviatorCap SII, LLC I	3,044	—	771	335	2,272
AviatorCap SII, LLC II	4,390	—	1,446	432	2,945
AviatorCap SII, LLC III	4,006	—	3,310	302	696
Crystal Capital Financial Holdings LLC	275,000	—	—	31,750	305,000
RD Holdco Inc. (Rug Doctor, common equity)	—	15,683	—	—	15,683
RD Holdco Inc. (Rug Doctor, Class B)	—	5,216	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	—	381	—	—	381
Rug Doctor LLC	—	8,548	—	30	8,747
SOAGG LLC	—	16,659	—	397	16,719
SOCAY Limited	14,490	412	14,327	866	—
SODO Corp	2,371	58	2,208	131	—
SOINT, LLC	15,766	—	4,496	2,227	11,592
SOINT, LLC (preferred equity)	8,667	—	—	1,300	9,533
USAW 767	3,076	—	1,991	315	1,085

	$398,810	$88,364	$103,804	$45,172	$399,890

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2013

(in thousands)

(5)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2013 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at December 31, 2013
Direct Buy Inc. (common equity)	$—	$—	$—	$—	$—
Direct Buy Inc.	7,700	955	866	976	7,789
DS Waters of America, Inc.	32,095	737	33,016	5,357	—
Participating Preferred Units of DSW Group Holdings LLC	—	—	—	—	—
Senior Preferred 15% Units of DSW Group Holdings LLC	125,611	5,628	121,149	5,565	—

	$165,406	$7,320	$155,031	$11,898	$7,789

(6)	A portion of the coupon may be payable in kind (PIK).
(7)	The following entities are domiciled outside the United States and the investments are denominated in Canadian Dollars: Granite Global Solutions Corp. and Easyfinancial Services, Inc. in Canada.
(8)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
(9)	Includes an unfunded commitment of $4,888.
(10)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(11)	Founders’ Shares.
*	Non-income producing security.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2013

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2013
Diversified Financial Services	28.0%
Food Products	10.7%
Insurance	7.2%
Specialty Retail	5.1%
Media	5.0%
Aerospace & Defense	4.6%
Building Products	4.4%
Health Care Equipment & Supplies	4.0%
Health Care Technology	3.5%
Consumer Finance	3.2%
Diversified Consumer Services	2.8%
Professional Services	2.3%
Commercial Services & Supplies	2.3%
Machinery	2.1%
Internet Software & Services	1.9%
Diversified Real Estate Activities	1.8%
Hotels, Restaurants & Leisure	1.8%
Construction & Engineering	1.8%
Health Care Services	1.6%
Asset Management & Custody Banks	1.6%
Communications Equipment	1.2%
Chemicals	1.0%
Education Services	0.8%
Multiline Retail	0.7%
Industrial Conglomerates	0.6%
Research & Consulting Services	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands)

Description(1)	Industry	Interest(2)		Maturity	Par Amount*/ Shares		Cost	Fair Value
Bank Debt/Senior Secured Loans—53.6%
Asurion Corporation (14)	Insurance	9.00%		5/24/2019		$17,834	$17,760	$18,409
AREP Fifty— Seventh LLC (8)(10)(19)(22)	Building & Real Estate	14.00%		8/1/2013		24,709	24,709	24,215
ARK Real Estate Partners II LP (8)(10)(20)(22)	Building & Real Estate	14.00%		8/1/2013		8,026	8,026	7,866
AviatorCap SII, LLC I (8)(22)	Aerospace & Defense	12.00%		12/31/2014		3,044	3,018	3,044
AviatorCap SII, LLC II (8)(22)	Aerospace & Defense	11.00%		12/31/2014		4,390	4,347	4,390
AviatorCap SII, LLC III (8)(22)	Aerospace & Defense	13.00%		12/31/2014		4,006	3,952	4,006
Direct Buy Inc.(9)(23)	Home, Office Furnishing & Durable Consumer Products	12.00	%(6)	10/31/2019		7,700	7,700	7,700
DS Waters of America, Inc.(9)(18)(23)	Beverage, Foods & Tobacco	15% (11% Cash & 4% PIK)	(6)	2/28/2018		31,010	30,070	32,095
Fulton Holding Corp (14)	Retail Stores	13.37%		5/28/2016		35,000	34,337	35,000
Easyfinancial Services, Inc. (3)(15).	Consumer Finance	11.80%		10/4/2017	C$	10,000	9,933	9,956
Grakon, LLC (10)	Machinery	12.00%		12/31/2015		$9,524	7,842	9,429
Good Sam Enterprises, LLC	Insurance	11.50%		12/1/2016		7,000	6,607	7,490
Isotoner Corporation	Personal & Nondurable Consumer Products	10.75%		1/8/2018		39,000	38,045	38,610
Interactive Health Solutions, Inc. (13)	Healthcare, Education & Childcare	11.50%		10/4/2016		18,406	18,048	18,590
MYI Acquiror Corporation (4)(7)(15).	Insurance	13% (12% Cash & 1% PIK)	(6)	3/13/2017		31,773	31,258	32,409
SMG	Healthcare, Education & Childcare	10.75%		12/7/2018		25,000	24,536	24,875
Southern Auto Finance Company (15)(21)	Banking	13.50%		10/19/2017		35,000	34,301	35,000
SOINT, LLC (8)(22)	Aerospace & Defense	15.00%		6/30/2016		16,088	15,793	15,766
Spencer Spirit Holdings, Inc.	Retail Stores	11.00%		5/1/2017		10,000	10,000	10,850
The Endurance International Group, Inc.	Internet Software & Services	10.25%		5/9/2020		25,000	24,753	25,000
Transplace Texas, LP (13)	Cargo Transport	11.00%		4/12/2017		20,000	19,615	19,700
Trident USA Health Services, LLC	Healthcare, Education & Childcare	11.75%		10/30/2017		43,000	42,214	42,140
USAW 767 (8)(22)	Aerospace & Defense	14.50%		6/30/2014		3,076	3,062	3,076
ViaWest Inc. (14)	Personal, Food & Misc. Services	13.5% (12% Cash & 1.5% PIK)	(6)	5/20/2018		40,851	39,880	40,851

Total Bank Debt/Senior Secured Loans							$459,806	$470,467

Subordinated Debt/Corporate Notes—50.9%
Adams Outdoor Advertising	Diversified/Conglomerate Service	18.00%		12/8/2015		$42,500	$42,014	$43,350
Alegeus Technologies Holdings Corp.	Healthcare Technology	12.00%		2/15/2019		28,200	27,591	28,200
Asurion Holdco (17)	Insurance	11.00%		3/2/2019		12,000	11,675	12,800
CIBT Solutions	Leisure, Amusement, Entertainment	13.50%		6/15/2018		36,200	35,483	36,200
Crosman Corporation	Leisure, Amusement, Entertainment	13.00%		10/15/2016		15,219	14,876	14,914
Earthbound Farm (14)	Farming & Agriculture	14.25%		6/21/2017		58,947	57,966	56,000
Grakon Holdings LLC Sr (10)	Machinery	14.00	%(6)	12/31/2015		1,822	1,822	1,804
Grakon Holdings LLC Jr (10)	Machinery	12.00	%(6)	12/31/2015		12,166	10,489	8,516
Granite Global Solutions Corp. (3)(15)	Insurance	13.50%		11/30/2016	C$	25,714	25,668	24,954
Midcap Financial Intermediate Holdings, LLC (14)(15)	Banking	13.00%		7/9/2015		$85,000	83,878	85,000
ProSieben Sat.1 Media AG (3)(5)(15)	Broadcasting & Entertainment	7.70%(4.2% Cash & 3.5% PIK)	(6)	3/6/2017		€16,911	21,022	20,375
Richelieu Foods, Inc. (13)	Beverage, Food & Tobacco	13.75%(12% Cash & 1.75% PIK)	(6)	5/8/2016		$23,057	22,628	22,596
Rug Doctor Inc. (14)(16)	Personal, Food & Misc. Services	15.50% to 20.00% (wtd. avg. 17.55%)	(6)	10/31/2014		54,072	51,941	43,258
WireCo. Worldgroup Inc.	Building Products	11.75%		5/15/2017		48,000	47,556	48,960

Total Subordinated Debt/Corporate Notes							$454,609	$446,927

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2012

(in thousands, except shares)

Description(1)	Industry	Interest(2)		Maturity	Par Amount*/ Shares/ Units	Cost	Fair Value
Preferred Equity—17.2%
Senior Preferred 15% Units of DSW Group Holdings LLC(9)(23)	Beverage, Food & Tobacco	15.00% PIK	(6)	—	1,500,725	$129,794	$125,611
SODO Corp.(8)(11)(22)	Aerospace & Defense	8.41	%(6)	6/30/2018	2,151	2,151	2,371
SOCAY Limited(8)(11)(15)(22)	Aerospace & Defense	8.57	%(6)	6/30/2018	13,915	13,915	14,490
SOINT, LLC(8)(15)(22)	Aerospace & Defense	15.00%		6/30/2018	86,667	8,667	8,667
Wyle Laboratories**	Aerospace & Defense	8.00%		7/17/2015	387	39	51

Total Preferred Equity						$154,566	$151,190

Common Equity / Partnership Interests / Warrants—37.2%
Ark Real Estate Partners LP(8)(10)(11)(22)**	Buildings & Real Estate				45,905,653	$45,235	$35,095
Ark Real Estate Partners II LP(8)(9)(10)(22)**	Buildings & Real Estate				1,069,592	498	824
Crystal Capital Financial Holdings LLC(8)(15)(22)	Diversified Financial Services				275,000	275,000	275,000
Direct Buy Inc.**(9)(23)	Home, Office Furnishing & Durable Consumer Products				76,999	—	—
Participating Preferred Units of DSW Group Holdings LLC(9)(23)**	Beverage, Food & Tobacco				1,292,964	—	—
Grakon, LLC(10)**	Machinery				1,714,286	1,714	—
Grakon, LLC Warrants(10)**	Machinery				3,518,001	—	—
Great American Group Inc.(15)**	Personal, Food & Misc. Services				572,800	2,681	177
Great American Group Inc.(12)(15)**	Personal, Food & Misc. Services				187,500	3	58
Nuveen Investments, Inc.**	Finance				3,486,444	30,876	10,459
NXP Semiconductors Netherlands B.V.(3)(15)**	Electronics				159,827	4,357	4,207
Seven West Media Limited(3)(15)	Broadcasting & Entertainment				656,530	2,726	1,118

Total Common Equity/Partnership Interests/Warrants						$363,090	$326,938

Total Investments—158.9%						$1,432,071	$1,395,522
Liabilities in Excess of Other Assets—(58.9%)							(517,249)

Net Assets—100.0%							$878,273

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or EURIBOR, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2012.
(3)	The following entities are domiciled outside the United States and the investments are denominated in either Euro, Canadian Dollars or Australian Dollars; ProSieben Sat.1 Media AG in Germany; Granite Global Solutions Corp., Easy Financials Services, Inc. in Canada; and Seven Media Group Limited in Australia. NXP Semiconductors Netherlands B.V. is domiciled in the Netherlands and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Solar Capital Ltd.’s foreign domiciled portion of MYI Aquiror Corporation is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.ar.l.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2012

(in thousands)

(5)	Solar Capital Ltd.’s investment in ProSieben Sat. 1 Media AG is held through its wholly-owned subsidiary Solar Capital Luxembourg I S.a.r.l.
(6)	A portion of the coupon may be payable in kind (PIK).
(7)	Includes an unfunded commitment of $5,880.
(8)	Denotes a Control Investment. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(9)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(10)	Investments are held in taxable subsidiaries. Ark Real Estate Partners LP is held through SLRC ADI Corp and our equity investment in Grakon LLC is held through Grakon TL Holding, Inc.
(11)	Solar Capital Ltd.’s investments in SODO Corp. and SOCAY Corp. each include a one dollar investment in common shares.
(12)	Founders Shares.
(13)	Indicates an investment held by Solar Capital Ltd. through its wholly-owned financing subsidiary Solar Capital Funding II LLC (“SC Funding”). Such investments are pledged as collateral under the Senior Secured Loan Facility and are not generally available to the creditors of Solar Capital Ltd. Unless otherwise noted, as of December 31, 2012, all other investments were pledged as collateral for the Senior Secured Credit Facility, Term Loan and Senior Secured Notes.
(14)	Indicates an investment partially held by Solar Capital Ltd. through its wholly-owned financing subsidiary SC Funding. (See footnote 13 above for further explanation.) Par amounts held through SC Funding include: Asurion Corp $9,017; Earthbound Farm $23,500; Fulton Holding Corp. $18,000; Midcap Financial Intermediate Holdings, LLC $23,500; Rug Doctor L.P. $9,842; and ViaWest Inc. $15,473. Remaining par balances are held directly by Solar Capital Ltd.
(15)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(16)	Includes PIK on $13,026 of par at 4.50% PIK, $15,167 of par at 5.25% PIK, $16,037 of par at 8.00% PIK, and $9,842 of par at 3.50% PIK.
(17)	Asurion Holdco has the option to pay interest in kind at L+10.25% if certain specified conditions are met.
(18)	In March 2012, Solar Capital Ltd. purchased $36,991 par amount and sold $7,000 par amount to a third party through a participation with no recourse to the Company.
(19)	Includes an unfunded commitment of $5,695.
(20)	Includes an unfunded commitment of $406.
(21)	Includes an unfunded commitment of $9,775.
(22)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended December 31, 2012 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2011	Gross Additions	Gross Reductions	Interest/ Dividend Income	Fair Value at December 31, 2012
AviatorCap SII, LLC I	$3,671	—	684	$434	$3,044
AviatorCap SII, LLC II	5,611	—	1,306	596	4,390
AviatorCap SII, LLC III	8,724	—	4,850	944	4,006
AREP Fifty-Seventh LLC	—	24,709	—	520	24,215
ARK Real Estate Partners II LP	—	8,026	—	157	7,866
ARK Real Estate Partners LP	—	45,235	—	—	35,095
ARK Real Estate Partners II LP	—	498	—	—	824
USAW 767	4,831	—	1,828	619	3,076
SODO Corp.	1,949	—	—	175	2,371
SOCAY Limited	12,668	—	—	1,158	14,490
National Specialty Alloys LLC	16,000	—	21,299	—	—
SOINT, LLC	—	16,335	579	1,044	15,766
SOINT, LLC	—	8,675	—	527	8,667
Crystal Capital Financial Holdings LLC	—	275,000	—	—	275,000

	$53,454	378,478	30,546	$6,174	$398,810

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

December 31, 2013

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

Solar Capital Ltd. (“Solar Capital”, the “Company” or “we”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate, also requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013

(in thousands, except shares)

amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included.

The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)	Under procedures established by our board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with remaining maturities of 60 days or less shall each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of Solar Capital Partners (the “Investment Adviser”), does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board. Such determination of fair values involves subjective judgments and estimates.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013

(in thousands, except shares)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2013, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

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

(c)	Gains or losses on investments are calculated by using the specific identification method.

(d)	The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the interest method or on a straight-line basis, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring and other fees for services rendered are recorded as income when earned.

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate.

(f)

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013

(in thousands, except shares)

regulations that may differ from GAAP; accordingly at December 31, 2013, $1,056 was reclassified on our balance sheet between accumulated net realized loss and paid-in capital in excess of par, $237 was reclassified on our balance sheet between distributions in excess of net investment income and paid-in capital in excess of par; and $8,406 was reclassified on our balance sheet between accumulated net realized loss and distributions in excess of net investment income. Total earnings and net asset value are not affected.

(g)	Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X Article 6.03 and ASC Topic 810—Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured credit facility (the “Credit Facility”) and its senior secured notes (the “Senior Secured Notes”), in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to measure their fair value. (see Note 6 & 8)

(k)	The Company records origination and other expenses related to its other debt issuances as prepaid assets. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(m)	The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25.

(n)

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013

(in thousands, except shares)

management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on designated investments may be recognized as income or applied to principal depending on management’s judgment.

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

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The update amends the criteria that define an investment company, requires additional disclosures, and seeks to clarify the measurement guidance. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. Accordingly, the Company has evaluated the impact of the adoption of ASU 2013-08 on its financial statements and disclosures and determined the adoption of ASU 2013-08 will not have a material effect on the Company’s financial condition and results of operations.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013

(in thousands, except shares)

fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro-rated for any period of less than three months.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the years ended December 31, 2013, 2012 and 2011.

For the fiscal years ended December 31, 2013, 2012 and 2011, the Company recognized $26,794, $23,647 and $20,596, respectively, in base management fees and $21,234, $20,481 and $20,476, respectively, in performance-based incentive fees.

Solar Capital has also entered into an Administration Agreement with Solar Capital Management (the “Administrator”) under which the Administrator provides administrative services to Solar Capital. For providing these services, facilities and personnel, Solar Capital reimburses the Administrator for Solar Capital’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent. The Administrator will also provide, on Solar Capital’s behalf, managerial assistance to those portfolio companies to which Solar Capital is required to provide such assistance.

For the fiscal years ended December 31, 2013, 2012 and 2011, the Company recognized expenses under the Administration Agreement of $4,741, $3,294 and $1,638, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2013, 2012 and 2011.

Note 4. Net Asset Value Per Share

At December 31, 2013, the Company’s total net assets and net asset value per share were $995,637 and $22.50, respectively. This compares to total net assets and net asset value per share at December 31, 2012 of $878,273 and $22.70, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Numerator for basic and diluted earnings per share:	$75,310	$115,761	$61,315
Denominator for basic and diluted weighted average share:	44,571,118	37,231,341	36,470,384
Basic and diluted net increase in net assets resulting from operations per average share:	$1.69	$3.11	$1.68

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013

(in thousands, except shares)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013

(in thousands, except shares)

The following tables present the balances of assets and liabilities measured at fair value as of December 31, 2013 and 2012:

Fair Value Measurements

As of December 31, 2013

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$87,940	$356,462	$444,402
Subordinated Debt / Corporate Notes	—	12,390	241,702	254,092
Preferred Equity	—	—	26,307	26,307
Common Equity / Partnership Interests / Warrants	213	—	363,385	363,598
Derivative assets—interest rate caps and foreign exchange contracts	—	—	—	—
Liabilities:
Credit Facility and Senior Secured Notes	—	—	125,000	125,000

Fair Value Measurements

As of December 31, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$25,899	$444,568	$470,467
Subordinated Debt / Corporate Notes	—	33,175	413,752	446,927
Preferred Equity	—	—	151,190	151,190
Common Equity / Partnership Interests / Warrants	5,560	—	321,378	326,938
Derivative assets—interest rate caps and foreign exchange contracts	—	17	—	17
Liabilities:
Credit Facility and Senior Secured Notes	—	—	389,452	389,452

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013

(in thousands, except shares)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2013, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2013:

Fair Value Measurements Using Level 3 Inputs

As of December 31, 2013

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants
Fair value, December 31, 2012	$444,568	$413,752	$151,190	$321,378
Total gains or losses included in earnings:
Net realized gain (loss)	(3,185)	(29,153)	(14,273)	—
Net change in unrealized gain (loss)	(3,605)	10,654	4,318	20,727
Purchase of investment securities	232,819	4,130	22,756	21,280
Proceeds from dispositions of investment securities	(314,135)	(157,681)	(137,684)	—
Transfers in/out of Level 3	—	—	—	—

Fair value, December 31, 2013	$356,462	$241,702	$26,307	$363,385

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(342)	$4,457	$930	$20,727

During the fiscal year December 31, 2013, there were no transfers in and out of Levels 1 and 2.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

Credit Facility and Senior Secured Notes	For the year ended December 31, 2013
Beginning fair value	$389,452
Net realized (gain) loss	(517)
Net change in unrealized (gain) loss	517
Borrowings	513,592
Repayments	(778,044)
Transfers in/out of Level 3	—

Ending fair value	$125,000

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the Senior Secured Notes, in accordance with ASC 825-10. On December 31, 2013, there were borrowings of $50,000 and $75,000, respectively, on the Credit Facility and the Senior Secured Notes. The Company used an independent third-party valuation firm to measure the fair value of the Credit Facility and Senior Secured Notes.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013

(in thousands, except shares)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2012, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2012:

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013

(in thousands, except shares)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2013 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2013	Valuation Techniques/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured / Bank Debt	Asset	$356,462	Yield Analysis/Market Approach/Broker quoted	Market Yields / Bid-Ask Spreads	9.2% – 16.1% (11.9%)
Subordinated Debt/Corporate Note	Asset	$241,702	Yield Analysis/Market Approach/Broker quoted	Market Yields / Bid-Ask Spreads	12.0% – 15.4% (13.6%)
Preferred Equity	Asset	$26,307	Yield Analysis	Market Yields	8.0% – 15.0% (10.9%)
Common Equity/Warrants	Asset	$363,385	Enterprise Value Price/Tangible Book Value Yield Analysis/Market Approach	Enterprise Value Multiple of Tangible BV Market Yields	6.8x – 16.8x (9.4x) 0.9x – 1.3x (1.1x) 6.7% – 12.4% (10.5%)
Credit Facility	Liability	$50,000	Yield Analysis/Market Approach	Market Yields	L+0.5% – L+5.5% (L+2.6%)
Senior Secured Notes	Liability	$75,000	Yield Analysis/Market Approach	Market Yields	4.1% – 7.9% (6.2%)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013

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

The following tables highlight the interest rate caps outstanding as of December 31, 2013 and December 31, 2012:

As of December 31, 2013: Index Rate	Cap Rate	Notional Amount	Expiration	Cost	Fair Value	Unrealized Depreciation
3 Month Libor	1.0%	$100,000	1/13/2014	$1,950	$—	$(1,950)
3 Month Libor	1.0%	50,000	5/4/2014	988	—	(988)

		$150,000		$2,938	$—	$(2,938)

As of December 31, 2012: Index Rate	Cap Rate	Notional Amount	Expiration	Cost	Fair Value	Unrealized Depreciation
3 Month Libor	1.0%	$100,000	1/13/2014	$1,950	$7	$(1,943)
3 Month Libor	1.0%	50,000	5/4/2014	988	10	(978)

		$150,000		$2,938	$17	$(2,921)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013

(in thousands, except shares)

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

As of December 31, 2013 and December 31, 2012, there were no open forward foreign currency contracts outstanding. The Company also had no derivatives designated as hedging instruments at December 31, 2013 and December 31, 2012.

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

Revolving and Term Loan Facility

In July 2013, the Company amended its senior secured credit facility (the “Credit Facility”), composed of $440,000 of revolving credit and $50,000 in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50,000 of revolving credit, bringing the total revolving credit capacity to $490,000. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the establishment of the Credit Facility, the predecessor facility and a term loan were retired, resulting in $2,295 of non-recurring charges to expense unamortized costs during the year ended December 31, 2012. Expenses associated with the July 2013 amendment of the Credit Facility, the retirement of our $100 million revolving credit facility with Wells Fargo Securities, LLC as well as the subsequent December 2013 commitment increase totaled $2,539. At December 31, 2013, total outstanding USD equivalent borrowings under the Credit Facility were the $50,000 in term loans.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013

(in thousands, except shares)

At December 31, 2013, the Company had no outstanding non-USD borrowings. At December 31, 2012, the Company had outstanding non-USD borrowings on the revolving portion of the Credit Facility. Unrealized appreciation (depreciation) on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency Amount		Reset Date	US$ Basis of Borrowing	Current Value	Unrealized Appreciation (Depreciation)
Euro		€11,000	01/17/2013	$13,590	$14,518	($928)
Canadian Dollar	C$	15,000	03/18/2013	15,205	15,084	121
Canadian Dollar		9,750	01/10/2013	9,963	9,805	158
Canadian Dollar		8,000	01/04/2013	8,043	8,045	(2)

				$46,801	$47,452	($651)

Senior Secured Notes

On May 10, 2012, the Company closed a private offering of $75,000 of Senior Secured Notes with a fixed interest rate of 5.875% and a maturity date of May 10, 2017. Interest on the Senior Secured Notes is due semi-annually on May 10 and November 10. The Senior Secured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

The average annualized interest cost for all borrowings for the year ended December 31, 2013 and the year ended December 31, 2012 was 4.83% and 4.81%, respectively. These costs are exclusive of commitment fees and other prepaid expenses related to establishing the Credit Facility, the Unsecured Notes, and the Senior Secured Notes (collectively the “Credit Facilities”). This average annualized interest cost reflects the average interest cost across all borrowings. The maximum amounts borrowed on the Credit Facilities during the year ended December 31, 2013 and the year ended December 31, 2012 were $503,888 and $497,491, respectively.

Note 9(a). Income Tax Information and Distributions to Stockholders

The tax character of dividends for the fiscal years ended December 31, 2013, 2012 and 2011 were as follows:

	2013		2012		2011
Ordinary income	$68,796	76.9%	$84,596	93.6%	$73,532	84.0%
Capital gains	20,652	23.1%	5,770	6.4%	14,000	16.0%

Total dividends	$89,448	100.0%	$90,366	100.0%	$87,532	100.0%

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013

(in thousands, except shares)

As of December 31, 2013, 2012 and 2011 the components of accumulated gain and losses on a tax basis were as follows(1):

	2013	2012	2011
Undistributed ordinary income	$4,895	$4,475	$21,586
Undistributed long-term net capital gains	—	19,800	—

Total undistributed net earnings	4,895	24,275	21,586
Post-October capital losses	—	—	—
Capital loss carryforward	(33,387)	—	—
Net unrealized depreciation	(1,117)	(31,158)	(133,468)

Total taxable income (loss)	$(29,609)	$(6,883)	$(111,882)

(1)	Tax information for the fiscal years ended December 31, 2013, 2012 and 2011 are/were estimates and are not final until the Company files its tax returns, typically in September each year.

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

Note 9(b). Other Tax Information (unaudited)

For the fiscal year ended December 31, 2013, 0.04% of the distributions paid during the year were eligible for qualified dividend income treatment as well as the dividends received deduction for corporate stockholders. For the fiscal year ended December 31, 2012, 1.12% of the distributions paid during the year were eligible for qualified dividend income treatment and 1.00% of the distributions were eligible for the dividends received deduction for corporate stockholders. No distributions paid during the fiscal year ended December 31, 2011 were eligible for qualified dividend income treatment or were eligible for the dividends received deduction for corporate stockholders.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013

(in thousands, except shares)

Note 10. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the respective periods:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Per Share Data: (a)
Net asset value, beginning of year	$22.70	$22.02	$22.73	$21.24	$25.95
Net investment income	1.91	2.20	2.25	2.08	2.05
Net realized and unrealized gain (loss)	(0.22)	0.91	(0.57)	2.19	0.60

Net increase in net assets resulting from operations	1.69	3.11	1.68	4.27	2.65
Dividends and distributions to stockholders	(2.01)	(2.43)	(2.40)	(2.14)	—
Distributions to unit holders	—	—	—	—	(7.36)
Anti-dilution (dilution)	0.12	—	0.01	(0.33)	—
Offering costs	—	—	—	(0.31)	—

Net asset value, end of period	$22.50	$22.70	$22.02	$22.73	$21.24

Per share market value, end of period	$22.55	$23.91	$22.09	$24.78	N/A
Total Return(b)	2.82%	20.03%	(1.07)%	$45.51%	10.16%
Net assets, end of period	$995,637	$878,273	$805,941	$826,994	$697,903
Shares outstanding, end of period	44,244,195	38,694,060	36,608,038	36,383,158	32,860,454

Ratios to average net assets:
Net investment income	8.43%	9.79%	9.97%	9.31%	8.85%

Operating expenses	5.82%	6.25%	5.82%	5.54%	5.20%
Interest and related expenses	1.99%	2.28%	1.12%	1.92%	0.35%

Total expenses	7.81%	8.53%	6.94%	7.46%	5.55%

Average debt outstanding	$318,186	$237,859	$152,047	$140,301	$29,035
Portfolio turnover ratio	25.6%	54.7%	34.5%	38.9%	19.4%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account dividends, if any, reinvested in accordance with the dividend reinvestment plan. For 2010, the public offering price is used as the beginning market price and does not assume dividend reinvestment. Total return for 2009 is equal to the net increase in net assets resulting from operations divided by the net asset value at beginning of year.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013

(in thousands, except shares)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facilities
Fiscal 2013	$—	$—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2013	$100,000	$2,411	—	$934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2013	$75,000	$1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2013	$50,000	$1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit.

Note 11. Crystal Capital Financial Holdings LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions, from SSP Energy Ltd., Quartz Managers LLC and Quantum Strategic Partners Ltd. (the “Crystal Acquisition”) pursuant to a definitive agreement entered into on December 17, 2012. We invested $275,000 in cash to effect the Crystal Acquisition. Crystal Financial owns approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest is held by various employees of Crystal

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013

(in thousands, except shares)

Financial LLC, through their investment in Crystal Management LP. Crystal Financial had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility.

As of December 31, 2013, Crystal Financial had 27 funded commitments to 23 different borrowers with a total par value of approximately $465,496. All loans were floating rate with the largest loan outstanding totaling $50,000. The average exposure per issuer was $20,239 and none of the loans were on non-accrual status. Crystal Financial’s credit facility, which is non-recourse to Solar Capital, had approximately $200,400 of borrowings outstanding. On November 18, 2013, Crystal Financial’s credit facility was amended, extending the maturity date to November 17, 2017 and reducing the weighted average borrowing cost by more than 0.75%. Additionally, the unused fee was reduced. For the year ended December 31, 2013, Crystal Financial had net income of $28,054 on gross income of $54,047. Due to the timing of non-cash items, there may be material differences between GAAP net income and cash distributions available to shareholders.

Note 12. Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a program for the purpose of repurchasing up to $100,000 of the Company’s common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 and 10b-5 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Company’s board of directors extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100,000 of the Company’s outstanding shares of common stock have been repurchased. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions. This represents a discount of approximately 2.3% of the net asset value per share at December 31, 2013. The total dollar amount of shares repurchased in this period is $17,508, leaving a maximum of $82,492 available for future program purchases.

Note 13. Selected Quarterly Financial Data (unaudited)

For the Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2013	$35,364	0.80	$18,532	0.42	$10,415	0.23	$28,947	0.65
September 30, 2013	42,986	0.96	21,628	0.48	(11,058)	(0.24)	10,570	0.24
June 30, 2013	39,145	0.87	19,256	0.43	(19,269)	(0.43)	(13)	(0.00)
March 31, 2013	46,097	1.04	25,519	0.58	10,287	0.23	35,806	0.81

December 31, 2012	41,465	1.07	24,201	0.62	(903)	(0.02)	23,298	0.60
September 30, 2012	40,646	1.10	22,258	0.60	7,985	0.22	30,243	0.82
June 30, 2012	34,833	0.95	14,369	0.39	1,693	0.05	16,062	0.44
March 31, 2012	36,309	0.99	21,099	0.58	25,059	0.68	46,158	1.26

December 31, 2011	35,994	0.98	20,675	0.57	31,182	0.85	51,857	1.42
September 30, 2011	35,329	0.97	20,711	0.57	(72,655)	(1.99)	(51,944)	(1.42)
June 30, 2011	35,283	0.97	21,368	0.59	(8,984)	(0.25)	12,384	0.34
March 31, 2011	32,294	0.89	19,150	0.53	29,868	0.82	49,018	1.35

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013

(in thousands, except shares)

Note 14. Commitments and Contingencies

On December 19, 2013, we entered into a commitment to fund a delayed draw term loan in Tecomet, Inc. in the amount of $15,000. As of December 31, 2013, this delayed draw term loan remained unfunded.

Note 15. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On February 25, 2014, our Board declared a quarterly dividend of $0.40 per share payable on April 1, 2014 to holders of record as of March 20, 2014.

The Company repurchased an additional 277,919 shares for $6,092 between January 1, 2014 and February 21, 2014. $76,400 remains available for future program purchases.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 74 of this Form 10-K, is incorporated by reference herein.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	First Supplemental Indenture, dated November 16, 2012, relating to the 6.75% Senior Notes due 2042, between the Registrant and U.S. Bank National Association as trustee(3)

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(2)

10.3	Amendment No. 1 to the Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(6)

10.4	Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(4)

10.5	Form of Custodian Agreement*

10.6	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(7)

10.7	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

Exhibit Number	Description
10.8	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(4)

10.9	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(1)

10.10	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited(4)

10.11	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.12	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.13	Form of Registration Rights Agreement(5)

10.14	Form of Subscription Agreement(5)

11.1	Computation of Per Share Earnings*

14.1	Code of Ethics(1)

14.2	Code of Business Conduct*

21.1	Subsidiaries of Solar Capital Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Crystal Capital Financial Holdings LLC (A Delaware Limited Liability Company) Consolidated Financial Statements Year Ended December 31, 2013*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.

(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.

(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.

(4)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.

(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.

(6)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.

(7)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.

*	Filed herewith.

c. Consolidated Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated:

Consolidated Financial Statements for Crystal Capital Financial Holdings LLC (A Delaware Limited Liability Company) Year Ended December 31, 2013 are attached as Exhibit 99.1 to our Form 10-K.

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

Date	Signature	Title

February 25, 2014	/s/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 25, 2014	/s/ STEVEN HOCHBERG Steven Hochberg	Director

February 25, 2014	/s/ DAVID S. WACHTER David S. Wachter	Director

February 25, 2014	/s/ LEONARD A. POTTER Leonard A. Potter	Director

February 25, 2014	/s/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

February 25, 2014	/s/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary