Form 10-Q
period 2014-03-31
Solar Capital Ltd.
filed 2014-05-05
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2014

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 2, 2014 was 42,643,462.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Investments at fair value:
Companies less than 5% owned (cost: $657,796 and $688,685, respectively)	$647,894	$680,720
Companies 5% to 25% owned (cost: $8,023 and $7,789, respectively)	8,023	7,789
Companies more than 25% owned (cost: $343,525 and $394,285, respectively)	371,848	399,890

Total investments (cost: $1,009,344 and $1,090,759, respectively)	1,027,765	1,088,399
Cash and cash equivalents	644,890	585,278
Foreign currency (cost: $3,095 and $1,702, respectively)	3,041	1,701
Interest and dividends receivable	14,284	14,228
Deferred financing costs	3,291	3,300
Derivatives (see note 7)	—	—
Receivable for investments sold	15,531	14,870
Prepaid expenses and other assets	1,207	666

Total assets	$1,710,009	$1,708,442

Liabilities
Revolving credit facilities (see note 6 and 8)	$—	$—
Unsecured senior notes (see note 8)	100,000	100,000
Senior secured notes (see note 6 and 8)	75,000	75,000
Term loan (see note 6 and 8)	50,000	50,000
Distibutions payable	16,662	17,698
Payable for investments and cash equivalents purchased	479,633	454,887
Management fee payable (see note 3)	6,210	5,780
Performance-based incentive fee payable (see note 3)	3,213	4,633
Payable for common stock repurchased	2,567	—
Administrative services expense payable (see note 3)	552	2,085
Interest payable (see note 8)	2,586	1,499
Other liabilities and accrued expenses	1,257	1,223

Total liabilities	$737,680	$712,805

Commitments and contingencies (see note 12)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 43,354,383 and 44,244,195 shares issued and outstanding, respectively	$434	$442
Paid-in capital in excess of par	1,090,979	1,110,545
Distributions in excess of net investment income	(17,404)	(17,344)
Accumulated net realized loss	(119,059)	(92,706)
Net unrealized appreciation (depreciation)	17,379	(5,300)

Total net assets	$972,329	$995,637

Net Asset Value Per Share	$22.43	$22.50

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2014	March 31, 2013
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$23,015	$28,563
Companies 5% to 25% owned	235	7,060
Companies more than 25% owned	964	2,118
Dividends:
Companies more than 25% owned	8,416	8,356

Total investment income	32,630	46,097

EXPENSES:
Management fees (see note 3)	$6,210	$7,134
Performance-based incentive fees (see note 3)	3,213	6,380
Interest and other credit facility expenses (see note 8)	3,592	4,823
Administrative services expense (see note 3)	1,169	727
Other general and administrative expenses	1,022	1,514

Total expenses	15,206	20,578

Net investment income	$17,424	$25,519

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS, FOREIGN CURRENCIES AND DERIVATIVES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$8	$228
Companies 5% to 25% owned	928	—
Companies more than 25% owned	(25,310)	472

Net realized gain (loss) on investments and cash equivalents	(24,374)	700
Net realized loss on foreign currencies and derivatives:	(1,979)	(11)

Net realized gain (loss)	(26,353)	689

Net change in unrealized gain (loss) on investments and cash equivalents	20,782	8,568
Net change in unrealized gain (loss) on foreign currencies and derivatives	1,897	1,030

Net change in unrealized gain	22,679	9,598

Net realized and unrealized gain (loss) on investments, cash equivalents, foreign currencies and derivatives	(3,674)	10,287

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$13,750	$35,806

EARNINGS PER SHARE (see note 5)	$0.31	$0.81

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Three months ended March 31, 2014 (unaudited)	Year ended December 31, 2013
Increase in net assets resulting from operations:
Net investment income	$17,424	$84,935
Net realized loss	(26,353)	(44,425)
Net change in unrealized gain	22,679	34,800

Net increase in net assets resulting from operations	13,750	75,310

Distributions to stockholders:	(17,484)	(89,448)

Capital transactions:
Net proceeds from common stock sold	—	146,857
Repurchases of common stock	(19,574)	(17,508)
Less offering costs	—	(61)
Reinvestment of distributions	—	2,214

Net increase (decrease) in net assets resulting from capital transactions	(19,574)	131,502

Total increase (decrease) in net assets	(23,308)	117,364
Net assets at beginning of period	995,637	878,273

Net assets at end of period	$972,329	$995,637

Capital stock activity:
Common stock sold	—	6,253,226
Common stock repurchased	(889,812)	(796,418)
Common stock issued from reinvestment of distributions	—	93,327

Net increase (decrease) from capital stock activity	(889,812)	5,550,135

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities:
Net increase in net assets from operations	$13,750	$35,806

Adjustments to reconcile net increase in net assets from operations:
Net realized (gain) loss on investments and cash equivalents	24,374	(700)
Net realized loss on foreign currencies and derivatives	1,979	11
Net change in unrealized (gain) loss on investments and cash equivalents	(20,782)	(8,568)
Net change in unrealized (gain) loss on foreign currencies and derivatives	(1,897)	(1,030)

(Increase) decrease in operating assets:
Purchase of investments	(281,367)	(74,849)
Proceeds from disposition of investments	339,613	67,048
Capitalization of payment-in-kind interest	(1,286)	(7,788)
Collections of payment-in-kind interest	—	—
Deferred offering costs	—	27
Receivable for investments sold	(661)	(655)
Interest and dividends receivable	(56)	(6,983)
Prepaid expenses and other assets	(541)	(1,426)

Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	24,746	7,848
Management fee payable	430	522
Performance-based incentive fees payable	(1,420)	330
Payable for common stock repurchased	2,567	—
Administrative services expense payable	(1,533)	(742)
Interest payable	1,087	1,025
Other liabilities and accrued expenses	34	(1,023)

Net Cash Provided by Operating Activities	99,037	8,853

Cash Flows from Financing Activities:
Cash distributions paid	(18,520)	(22,570)
Common stock offering costs	—	(86)
Deferred financing costs	9	95
Net proceeds from common stock sold	—	146,857
Repurchase of common stock	(19,574)	—
Proceeds from borrowings	—	221,500
Repayments of borrowings	—	(357,159)

Net Cash Used In Financing Activities	(38,085)	(11,363)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,952	(2,510)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	586,979	15,039

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$647,931	$12,529

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,505	$3,798
Cash paid for income taxes	$—	$356

Non-cash financing activities consist of the reinvestment of distributions of $0 and $647 for the three months ended March 31, 2014 and 2013, respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2014

(in thousands)

Description (1)	Industry	Interest (2)		Maturity	Acquisition Date	Par Amount*		Cost	Fair Value
Bank Debt/Senior Secured Loans — 63.9%
Active Media Services, Inc	Media	9.24%		2/1/2018	9/6/2013		$10,000	$9,754	$10,200
Aegis Toxicology Sciences Corporation	Healthcare Services	9.50%		8/24/2021	2/20/2014		21,000	20,687	20,685
AviatorCap SII, LLC I (4)	Aerospace & Defense	12.00%		12/31/2014	5/31/2011		2,068	2,061	2,068
AviatorCap SII, LLC II (4)	Aerospace & Defense	11.00%		12/31/2014	8/23/2011		2,562	2,552	2,562
Asurion, LLC	Insurance	8.50%		3/3/2021	2/27/2014		10,000	9,851	10,356
Bishop Lifting Products, Inc. (11)	Trading Companies & Distributors	9.00%		3/27/2022	3/24/2014		25,000	24,750	24,750
Blue Coat Systems, Inc.	Internet Software & Services	9.50%		6/28/2020	6/28/2013		20,500	20,310	21,295
Body Central Stores, Inc	Specialty Retail	8.24%		2/6/2017	2/6/2014		9,167	8,991	8,983
CAMP International Holding Company	Aerospace & Defense	8.25%		11/30/2019	12/2/2013		5,000	5,000	5,109
CT Technologies Intermediate Holdings, Inc	Healthcare Technology	9.25%		10/5/2020	10/2/2013		9,500	9,367	9,500
Crystal Capital Financial Holdings LLC (4)	Diversified Financial Services	9.73%		3/31/2019	3/31/2014		137,500	137,500	137,500
Direct Buy Inc. (5)	Multiline Retail	12.00% PIK		10/31/2019	11/5/2012		8,023	8,023	8,023
Easyfinancial Services, Inc. (7)(8)	Consumer Finance	9.97%		10/4/2017	9/27/2012	C$	10,000	9,737	9,228
Filtration Group Corp	Industrial Conglomerates	8.25%		11/21/2021	11/15/2013		$6,000	5,942	6,148
Genex Services, Inc	Insurance	9.25%		1/26/2019	7/26/2013		15,000	14,868	15,150
Global Tel*Link Corporation	Communications Equipment	9.00%		11/23/2020	5/21/2013		13,500	13,252	13,343
Grakon, LLC (3)	Machinery	12.00%		12/31/2015	3/21/2011		9,524	8,431	9,524
Greystone Select Holdings LLC & Greystone & Co.,Inc	Thrifts & Mortgage Finance	9.00%		3/26/2021	3/25/2014		10,000	9,943	9,900
Ikaria, Inc	Health Care Technology	8.75%		2/12/2022	2/4/2014		19,000	18,859	19,333
Inmar Acquisition Sub,. Inc	Professional Services	8.00%		1/27/2022	1/27/2014		10,000	9,901	9,900
Isotoner Corporation	Specialty Retail	10.75%		1/8/2018	7/8/2011		45,000	44,170	45,000
K2 Pure Solutions NoCal, L.P	Chemicals	10.00%		8/19/2019	8/19/2013		11,500	11,288	11,270
Landslide Holdings, Inc	Software	8.25%		2/25/2021	2/25/2014		10,000	9,926	9,925
MYI Acquiror Corporation (8)	Insurance	13.00%(12% Cash & 1% PIK)	(6)	3/13/2017	9/13/2011		26,102	25,789	26,363
Pharmedium Healthcare Corp.	Health Care Providers & Services	7.75%		1/28/2022	1/28/2014		5,000	4,976	5,000
Quantum Foods, LLC	Food Products	11.74%		8/20/2014	2/20/2014		24,187	22,911	22,911
Renaissance Learning, Inc	Education Services	10.00%		5/14/2021	10/16/2013		8,000	7,884	8,160
Rug Doctor, LLC (4)	Diversified Consumer Services	11.25%		6/30/2017	12/23/2013		9,111	8,583	8,747
Southern Auto Finance Company (8)(9)	Consumer Finance	11.00%		12/4/2018	10/19/2011		25,000	24,563	25,000
SOINT, LLC (4)	Aerospace & Defense	15.00%		6/30/2016	6/8/2012		11,290	11,144	11,289
Spencer Spirit Holdings, Inc.	Specialty Retail	11.00%		5/1/2017	4/11/2011		10,000	10,000	10,612
Tecomet, Inc	Health Care Equipment & Supplies	9.75%		6/19/2020	12/19/2013		45,000	43,801	44,550
The Robbins Company TLA	Construction & Engineering	11.74%		5/31/2017	5/31/2013		14,116	14,160	14,116
The Robbins Company TLB	Construction & Engineering	11.74%		4/25/2015	5/31/2013		4,367	4,263	4,367
TravelClick, Inc.	Hotels, Restaurants & Leisure	9.75%		3/26/2018	3/25/2013		20,000	19,841	20,000

Total Bank Debt/Senior Secured Loans								$613,078	$620,867

Subordinated Debt/Corporate Notes — 18.5%
Adams Outdoor Advertising	Media	17.00%		12/8/2015	12/8/2010		$42,500	$42,191	$43,775
Alegeus Technologies Holdings Corp.	Health Care Technology	12.00%		2/15/2019	6/24/2012		28,200	27,682	28,200
Grakon Holdings LLC Sr (3)	Machinery	14.00% PIK		12/31/2015	3/21/2011		2,164	2,164	2,164
Grakon Holdings LLC Jr (3)	Machinery	12.00% PIK		12/31/2015	3/21/2011		10,759	10,058	10,759
Granite Global Solutions Corp. (7)(8)	Insurance	13.50%(7.5% Cash & 6% PIK)	(6)	11/30/2016	5/31/2011	C$	26,099	26,221	23,613
Richelieu Foods, Inc.	Food Products	14.25%(12% Cash & 2.25%PIK)	(6)	5/18/2016	11/18/2010		$23,582	23,290	23,346
WireCo. Worldgroup Inc.	Building Products	11.75%		5/15/2017	6/28/2012		48,000	47,662	48,000

Total Subordinated Debt/Corporate Notes								$179,268	$179,857

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2014

(in thousands except share/unit amounts)

Description (1)	Industry	Interest (2)		Maturity	Acquisition Date	Shares/ Units	Cost	Fair Value
Preferred Equity — 2.3%
SOAGG LLC (4)(8)(10)	Aerospace & Defense	8.27%	(6)	6/30/2018	12/14/2010	12,827	$12,827	$13,039
SOINT, LLC (4)(8)(10)	Aerospace & Defense	15.00%		6/30/2018	6/8/2012	86,667	8,667	9,533
Wyle Laboratories*	Aerospace & Defense	8.00%		7/17/2015	6/26/2009	387	39	55

Total Preferred Equity							$21,533	$22,627

Common Equity/Partnership Interests/Warrants — 21.0%
Ark Real Estate Partners LP (3)(4)*	Diversified Real Estate Activities				3/12/2007	2,059,476	$1,389	$1,328
Ark Real Estate Partners II LP (3)(4)*	Diversified Real Estate Activities				10/23/2012	48,034	22	31
Crystal Capital Financial Holdings LLC (4)(8)	Diversified Financial Services				12/28/2012	137,500	137,500	164,500
Direct Buy Inc. (5)*	Multiline Retail				11/5/2012	76,999	—	—
Grakon, LLC (3)*	Machinery				3/21/2011	1,714,286	1,714	—
Grakon, LLC Warrants (3)*	Machinery				3/21/2011	3,518,001	—	—
Great American Group Inc. (8)*	Research & Consulting Services				3/16/2007	760,300	2,684	220
Nuveen Investments, Inc (MDCP Co-Investors, L.P.)*	Asset Management & Custody Banks				11/13/2007	—	30,876	17,084
RD Holdco Inc. (Rug Doctor) (4)*	Diversified Consumer Services				12/23/2013	231,177	15,683	15,683
RD Holdco Inc. (Rug Doctor) Class B (4)*	Diversified Consumer Services				12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (4)*	Diversified Consumer Services				12/23/2013	30,370	381	352

Total Common Equity/Partnership Interests/Warrants							$195,465	$204,414

Total Investments — 105.7%							$1,009,344	$1,027,765
Cash Equivalents — 46.3%
U.S. Treasury Bill	Government	0.022%		4/17/2014	3/31/2014	450,000	449,996	449,996

Total Investments & Cash Equivalents — 152.0%							1,459,340	1,477,761
Liabilities in Excess of Other Assets — (52.0%)								(505,432)

Net Assets — 100.0%								$972,329

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2014.
(3)	Investments are held in taxable subsidiaries. Ark Real Estate Partners LP is held through SLRC ADI Corp and our equity investment in Grakon LLC is held through Grakon TL Holding, Inc.
(4)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2014 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2013	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/Dividend Income	Fair Value at March 31, 2014
ARK Real Estate Partners LP	$19,565	$—	$18,579	$(25,267)	$—	$1,328
ARK Real Estate Partners II LP	456	—	433	(43)	—	31
AviatorCap SII, LLC I	2,272	—	204	—	68	2,068
AviatorCap SII, LLC II	2,945	—	383	—	80	2,562
AviatorCap SII, LLC III	696	—	696	—	16	—
Crystal Capital Financial Holdings LLC	—	137,500	—	—	37	137,500
Crystal Capital Financial Holdings LLC (common equity)	305,000	—	137,500	—	7,763	164,500
RD Holdco Inc. (Rug Doctor , common equity)	15,683	—	—	—	—	15,683
RD Holdco Inc. (Rug Doctor , Class B)	5,216	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor , warrants)	381	—	—	—	—	352
Rug Doctor LLC	8,747	—	—	—	293	8,747
SOAGG LLC	16,719	124	3,956	—	332	13,039
SOINT, LLC	11,592	—	303	—	437	11,289
SOINT, LLC (preferred equity)	9,533	—	—	—	321	9,533
USAW 767	1,085	—	1,085	—	33	—

	$399,890	$137,624	$163,139	$(25,310)	$9,380	$371,848

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2014

(in thousands)

(5)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 20114 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2013	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/Dividend/ Other Income	Fair Value at March 31, 2014
Direct Buy Inc. (common equity)	$—	$—	$—	$—	$—	$—
Direct Buy Inc.	7,789	234	—	—	235	8,023
DSW Group Holdings LLC	—	—	—	928	—	—

	$7,789	$234	$—	$928	$235	$8,023

(6)	A portion of the coupon may be payable in kind (PIK).
(7)	The following entities are domiciled outside the United States and the investments are denominated in Canadian Dollars: Granite Global Solutions Corp. and Easyfinancial Services, Inc. in Canada.
(8)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
(9)	Includes an unfunded commitment of $4,888.
(10)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(11)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
*	Non-income producing security.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2014

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2014
Diversified Financial Services	29.4%
Insurance	7.3%
Specialty Retail	6.3%
Health Care Technology	5.5%
Media	5.3%
Building Products	4.7%
Food Products	4.5%
Health Care Equipment & Supplies	4.3%
Aerospace & Defense	4.2%
Consumer Finance	3.3%
Diversified Consumer Services	2.9%
Health Care Services	2.5%
Trading Companies & Distributors	2.4%
Machinery	2.2%
Internet Software & Services	2.1%
Hotels, Restaurants & Leisure	1.9%
Construction & Engineering	1.8%
Asset Management & Custody Banks	1.7%
Communications Equipment	1.3%
Chemicals	1.1%
Software	1.0%
Professional Services	1.0%
Thrifts & Mortgage Finance	1.0%
Education Services	0.8%
Multiline Retail	0.8%
Industrial Conglomerates	0.6%
Diversified Real Estate Activities	0.1%
Research & Consulting Services	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands)

Description(1)	Industry	Interest(2)		Maturity	Acquisition Date	Par Amount		Cost	Fair Value
Bank Debt/Senior Secured Loans — 44.6%
Active Media Services, Inc	Media	9.74%		2/1/2018	9/6/2013		$10,000	$9,741	$10,000
AviatorCap SII, LLC I (4)	Aerospace & Defense	12.00%		12/31/2014	5/31/2011		2,272	2,262	2,272
AviatorCap SII, LLC II (4)	Aerospace & Defense	11.00%		12/31/2014	8/23/2011		2,945	2,929	2,945
AviatorCap SII, LLC III (4)	Aerospace & Defense	13.00%		12/31/2014	7/19/2011		696	691	696
Blue Coat Systems, Inc.	Internet Software & Services	9.50%		6/28/2020	6/28/2013		20,500	20,305	20,910
CAMP International Holding Company	Aerospace & Defense	8.25%		11/30/2019	12/2/2013		5,000	5,000	5,109
CT Technologies Intermediate Holdings, Inc	Healthcare Technology	9.25%		10/5/2020	10/2/2013		9,500	9,362	9,500
Direct Buy Inc. (5)	Multiline Retail	12.00% PIK		10/31/2019	11/5/2012		7,789	7,789	7,789
Easyfinancial Services, Inc. (7)(8)	Consumer Finance	9.98%		10/4/2017	9/27/2012	C$	10,000	9,737	9,415
Filtration Group Corp	Industrial Conglomerates	8.25%		11/21/2021	11/15/2013		$6,000	5,940	6,150
Genex Services, Inc	Insurance	9.25%		1/26/2019	7/26/2013		15,000	14,862	15,000
Global Tel*Link Corporation	Communications Equipment	9.00%		11/23/2020	5/21/2013		13,500	13,245	12,926
Grakon, LLC (3)	Machinery	12.00%		12/31/2015	3/21/2011		9,524	8,304	9,524
Interactive Health Solutions, Inc.	Health Care Services	11.50%		10/4/2016	10/4/2011		17,813	17,544	17,813
Isotoner Corporation	Specialty Retail	10.75%		1/8/2018	7/8/2011		45,000	44,126	45,000
K2 Pure Solutions NoCal, L.P	Chemicals	10.00%		8/19/2019	8/19/2013		11,500	11,280	11,270
MYI Acquiror Corporation (8).	Insurance	13% (12% Cash & 1% PIK)	(6)	3/13/2017	9/13/2011		26,035	25,702	26,296
Quantum Foods, LLC	Food Products	11.74%		2/6/2018	2/1/2013		32,813	32,813	32,813
Renaissance Learning, Inc	Education Services	8.75%		5/14/2021	10/16/2013		8,000	7,881	8,095
Rug Doctor, LLC (4)	Diversified Consumer Services	11.25%		6/30/2017	6/7/2012		9,111	8,551	8,747
SMG	Commercial Services & Supplies	10.75%		12/7/2018	10/19/2011		25,000	24,618	25,000
Southern Auto Finance Company (8)(9)	Consumer Finance	11.00%		12/4/2018	12/4/2018		25,000	24,551	25,000
SOINT, LLC (4)	Aerospace & Defense	15.00%		6/30/2016	6/8/2012		11,592	11,430	11,592
Spencer Spirit Holdings, Inc.	Specialty Retail	11.00%		5/1/2017	4/11/2011		10,000	10,000	10,825
Tecomet, Inc	Health Care Equipment & Supplies	9.75%		6/19/2020	12/19/2013		45,000	43,767	43,762
The Robbins Company TLA	Construction & Engineering	11.74%		5/31/2017	5/31/2013		15,057	14,897	15,057
The Robbins Company TLB	Construction & Engineering	11.74%		4/25/2015	5/31/2013		4,561	4,429	4,561
TravelClick, Inc.	Hotels, Restaurants & Leisure	9.75%		3/26/2018	3/25/2013		20,000	19,831	20,000
Trinet HR Corporation	Professional Services	8.75%		2/20/2021	8/14/2013		25,000	24,514	25,250
USAW 767 (4)	Aerospace & Defense	14.50%		6/30/2014	12/14/2010		1,085	1,083	1,085

Total Bank Debt/Senior Secured Loans								$437,184	$444,402

Subordinated Debt/Corporate Notes — 25.5%
Adams Outdoor Advertising	Media	17.00%		12/8/2015	12/8/2010		$42,500	$42,153	$44,200
Alegeus Technologies Holdings Corp.	Health Care Technology	12.00%		2/15/2019	6/24/2012		28,200	27,663	28,200
Asurion Holdco	Insurance	11.00%		3/2/2019	2/16/2012		12,000	11,713	12,390
Earthbound Farm	Food Products	14.25%		6/21/2017	12/21/2010		58,947	58,137	60,127
Grakon Holdings LLC Sr (3)	Machinery	14.00% PIK		12/31/2015	3/21/2011		2,091	2,091	2,091
Grakon Holdings LLC Jr (3)	Machinery	12.00% PIK		12/31/2015	3/21/2011		13,693	12,544	11,639
Granite Global Solutions Corp. (7)(8)	Insurance	13.50%		11/30/2016	5/31/2011	C$	25,714	25,833	24,210
Richelieu Foods, Inc.	Food Products	13.75% (12% Cash & 1.75% PIK)	(6)	5/18/2016	11/18/2010		$23,470	23,149	23,235
WireCo. Worldgroup Inc.	Building Products	11.75%		5/15/2017	6/28/2012		48,000	47,640	48,000

Total Subordinated Debt/Corporate Notes								$250,923	$254,092

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2013

(in thousands, except share/unit amounts)

Description(1)	Industry	Interest(2)		Maturity	Acquisition Date	Shares/Units	Cost	Fair Value
Preferred Equity — 2.7%
SOAGG LLC (4)(8)(10)	Aerospace & Defense	8.53	%(6)	6/30/2018	12/14/2010	16,659	$16,659	$16,719
SOINT, LLC (4)(8)(10)	Aerospace & Defense	15.00%		6/30/2018	6/8/2012	86,667	8,667	9,533
Wyle Laboratories*	Aerospace & Defense	8.00%		7/17/2015	6/26/2009	387	39	55

Total Preferred Equity							$25,365	$26,307

Common Equity/Partnership Interests/ Warrants — 36.5%
Ark Real Estate Partners LP (3)(4)*	Diversified Real Estate Activities				3/12/2007	45,905,653	$45,235	$19,565
Ark Real Estate Partners II LP (3)(4)*	Diversified Real Estate Activities				10/23/2012	1,070,679	498	456
Crystal Capital Financial Holdings LLC (4)(8)	Diversified Financial Services				12/28/2012	275,000	275,000	305,000
Direct Buy Inc. (5)*	Multiline Retail				11/5/2012	76,999	—	—
Grakon, LLC (3)*	Machinery				3/21/2011	1,714,286	1,714	—
Grakon, LLC Warrants (3)*	Machinery				3/21/2011	3,518,001	—	—
Great American Group Inc. (8)*	Research & Consulting Services				3/16/2007	572,800	2,681	160
Great American Group Inc. (8)(11)*	Research & Consulting Services				3/16/2007	187,500	3	53
Nuveen Investments, Inc (MDCP Co-Investors, L.P.).*	Asset Management & Custody Banks				11/13/2007	—	30,876	17,084
RD Holdco Inc. (Rug Doctor) (4)*	Diversified Consumer Services				12/23/2013	231,177	15,683	15,683
RD Holdco Inc. (Rug Doctor) Class B (4)*	Diversified Consumer Services				12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (4)*	Diversified Consumer Services				12/23/2013	30,370	381	381

Total Common Equity/ Partnership Interests/ Warrants							$377,287	$363,598

Total Investments — 109.3%							$1,090,759	$1,088,399

Cash Equivalents — 45.2%						Par Amount
U.S. Treasury Bill	Government	0.000%		1/09/2014	12/23/2013	$200,000	$200,000	$200,000
U.S. Treasury Bill	Government	0.005%		1/23/2014	12/23/2013	250,000	249,999	249,999

Total Cash Equivalents							$449,999	$449,999

Total Investments & Cash Equivalents — 154.5%							$1,540,758	$1,538,398
Liabilities in Excess of Other Assets — (54.5%)								(542,761)

Net Assets — 100.0%								$995,637

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2013.
(3)	Investments are held in taxable subsidiaries. Ark Real Estate Partners LP is held through SLRC ADI Corp and our equity investment in Grakon LLC is held through Grakon TL Holding, Inc.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2013

(in thousands)

(4)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2013 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend Income	Fair Value at December 31, 2013
AREP Embassy Row LLC	$—	$37,442	$37,820	$—	$2,045	$—
AREP Fifty-Seventh LLC	24,215	3,965	29,248	—	3,676	—
ARK Real Estate Partners II LP	7,866	—	8,187	—	1,366	—
ARK Real Estate Partners LP	35,095	—	—	—	—	19,565
ARK Real Estate Partners II LP (common equity)	824	—	—	—	—	456
AviatorCap SII, LLC I	3,044	—	771	—	335	2,272
AviatorCap SII, LLC II	4,390	—	1,446	—	432	2,945
AviatorCap SII, LLC III	4,006	—	3,310	—	302	696
Crystal Capital Financial Holdings LLC	275,000	—	—	—	31,750	305,000
National Specialty Alloys, LLC	—	—	—	472	—	—
RD Holdco Inc. (Rug Doctor , common equity)	—	15,683	—	—	—	15,683
RD Holdco Inc. (Rug Doctor , Class B)	—	5,216	—	—	—	5,216
RD Holdco Inc. (Rug Doctor , warrants)	—	381	—	—	—	381
Rug Doctor LLC	—	8,548	—	—	30	8,747
SOAGG LLC	—	16,659	—	—	397	16,719
SOCAY Limited	14,490	412	14,327	—	866	—
SODO Corp	2,371	58	2,208	—	131	—
SOINT, LLC	15,766	—	4,496	—	2,227	11,592
SOINT, LLC (preferred equity)	8,667	—	—	—	1,300	9,533
USAW 767	3,076	—	1,991	—	315	1,085

	$398,810	$88,364	$103,804	$472	$45,172	$399,890

(5)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2013 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend/ Other Income	Fair Value at December 31, 2013
Direct Buy Inc. (common equity)	$—	$—	$—	$—	$—	$—
Direct Buy Inc.	7,700	955	866	—	976	7,789
DS Waters of America, Inc.	32,095	737	33,016	(14,273)	5,357	—
Participating Preferred Units of DSW Group Holdings LLC	—	—	—	—	—	—
Senior Preferred 15% Units of DSW Group Holdings LLC	125,611	5,628	121,149	—	5,565	—

	$165,406	$7,320	$155,031	$(14,273)	$11,898	$7,789

(6)	A portion of the coupon may be payable in kind (PIK).
(7)	The following entities are domiciled outside the United States and the investments are denominated in Canadian Dollars: Granite Global Solutions Corp. and Easyfinancial Services, Inc. in Canada.
(8)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
(9)	Includes an unfunded commitment of $4,888.
(10)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(11)	Founders’ Shares.
*	Non-income producing security.

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

March 31, 2014

(in thousands, except share amounts)

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

Solar Capital Ltd. (“Solar Capital”, the “Company” or “we”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Note 2. Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to the current period presentation.

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual financial statements. GAAP also requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2014.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements, have been included.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2014, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The exercise of judgment is based in part on our knowledge of the asset class and our prior experience.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

(f)	Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X Article 6.03 and ASC Topic 810 — Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured credit facility (the “Credit Facility”) and its senior secured notes (the “Senior Secured Notes”), in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to assist in measuring their fair value. (see Note 6 & 8)

(k)	The Company records origination and other expenses related to its other debt issuances as prepaid assets. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(m)	The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25.

(n)	Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on designated investments may be recognized as income or applied to principal depending on management’s judgment.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

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

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The update amends the criteria that define an investment company, requires additional disclosures, and seeks to clarify the measurement guidance. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. Accordingly, the Company has evaluated the impact of the adoption of ASU 2013-08 on its financial statements and disclosures and determined the adoption of ASU 2013-08 has not had a material effect on the Company’s financial condition and results of operations.

Note 3. Agreements

Solar Capital has an Investment Advisory and Management Agreement with the Investment Adviser, under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to, Solar Capital. For providing these services, the Investment Adviser receives a fee from Solar Capital, consisting of two components — a base management fee and an incentive fee. The base management fee is determined by taking the average value of Solar Capital’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Solar Capital’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Solar Capital’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Solar Capital’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Solar Capital pays the Investment Adviser an incentive fee with respect to Solar Capital’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Solar Capital’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Solar Capital’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Solar Capital’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro-rated for any period of less than three months.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2014 and 2013.

For the three months ended March 31, 2014 and 2013, the Company recognized $6,210 and $7,134, respectively, in base management fees and $3,213 and $6,380, respectively, in performance-based incentive fees.

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

For the three months ended March 31, 2014 and 2013, the Company recognized expenses under the Administration Agreement of $1,169, and $727, respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2014 and 2013.

Note 4. Net Asset Value Per Share

At March 31, 2014, the Company’s total net assets and net asset value per share were $972,329 and $22.43, respectively. This compares to total net assets and net asset value per share at December 31, 2013 of $995,637 and $22.50, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31, 2014	March 31, 2013
Numerator for basic and diluted earnings per share:	$13,750	$35,806
Denominator for basic and diluted weighted average shares:	43,982,920	44,278,146
Basic and diluted net increase in net assets resulting from operations per average share:	$0.31	$0.81

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

March 31, 2014

(in thousands, except share amounts)

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the end of the quarter in which the reclassifications occur.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2014 and December 31, 2013:

Fair Value Measurements

As of March 31, 2014

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$75,583	$545,284	$620,867
Subordinated Debt/Corporate Notes	—	—	179,857	179,857
Preferred Equity	—	—	22,627	22,627
Common Equity/Partnership Interests/Warrants	220	—	204,194	204,414
Derivative assets — interest rate caps and foreign exchange contracts	—	—	—	—
Liabilities:
Credit Facility and Senior Secured Notes	—	—	125,000	125,000

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

Fair Value Measurements

As of December 31, 2013

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$87,940	$356,462	$444,402
Subordinated Debt/Corporate Notes	—	12,390	241,702	254,092
Preferred Equity	—	—	26,307	26,307
Common Equity/Partnership Interests/Warrants	213	—	363,385	363,598
Derivative assets — interest rate caps and foreign exchange contracts	—	—	—	—
Liabilities:
Credit Facility and Senior Secured Notes	—	—	125,000	125,000

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2014 and the year ended December 31, 2013 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2014 and December 31, 2013:

Fair Value Measurements Using Level 3 Inputs

As of March 31, 2014

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants
Fair value, December 31, 2013	$356,462	$241,702	$26,307	$363,385
Total gains or losses included in earnings:
Net realized gain (loss)	7	—	—	(24,921)
Net change in unrealized gain (loss)	(514)	(1,904)	152	22,631
Purchase of investment securities	254,557	1,120	124	—
Proceeds from dispositions of investment securities	(82,888)	(61,061)	(3,956)	(156,901)
Transfers in/out of Level 3	17,660	—	—	—

Fair value, March 31, 2014	$545,284	$179,857	$22,627	$204,194

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(3,704)	$86	$1,061	$18,846

During the three months ended March 31, 2014, investments with a fair value of $17,660 were transferred from Level 2 to Level 3. These transfers were a result of changes in the quantity and quality of information used as valuation inputs by the Investment Adviser. There were no other transfers between levels.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2014:

Credit Facility and Senior Secured Notes	For the three months ended March 31, 2014
Beginning fair value at December 31, 2013	$125,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value at March 31, 2014	$125,000

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the Senior Secured Notes, in accordance with ASC 825-10. On March 31, 2014, there were borrowings of $50,000 and $75,000, respectively, on the Credit Facility and the Senior Secured Notes. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility and Senior Secured Notes.

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

March 31, 2014

(in thousands, except share amounts)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

Credit Facility and Senior Secured Notes	For the year ended December 31, 2013
Beginning fair value at December 31, 2012	$389,452
Net realized (gain) loss	(517)
Net change in unrealized (gain) loss	517
Borrowings	513,592
Repayments	(778,044)
Transfers in/out of Level 3	—

Ending fair value at December 31, 2013	$125,000

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the Senior Secured Notes, in accordance with ASC 825-10. On December 31, 2013, there were borrowings of $50,000 and $75,000, respectively, on the Credit Facility and the Senior Secured Notes. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility and Senior Secured Notes.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2014 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2014		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$ $	522,373 22,911	Yield Analysis Collateral Analysis	Market Yield Collateral Value	8.0% –16.1% (10.8%) NA
Subordinated Debt/Corporate Note	Asset		$179,857	Yield Analysis	Market Yield	12.0% – 15.0% (14.2%)
Preferred Equity	Asset		$22,627	Yield Analysis	Market Yield	8.0% – 15.0% (11.2%)
Common Equity/Partnership Interests/Warrants	Asset	$ $	39,694 164,500	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	6.4x – 15.9x (8.7x) 6.1% – 10.5% (11.3%)
Credit Facility	Liability		$50,000	Yield Analysis	Market Yield	L+0.5% – L+5.5% (L+2.7%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	4.1% – 8.6% (5.8%)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2013 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2013		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset		$356,462	Yield Analysis	Market Yield	9.2% – 16.1% (11.9%)
Subordinated Debt/Corporate Note	Asset		$241,702	Yield Analysis	Market Yield	12.0% – 15.4% (13.6%)
Preferred Equity	Asset		$26,307	Yield Analysis	Market Yield	8.0% – 15.0% (10.9%)
Common Equity/Partnership Interests/Warrants	Asset	$ $	58,385 305,000	Enterprise Value Enterprise Value	Enterprise Value Return on Equity	6.8x – 16.8x (9.4x) 5.1% – 10.4% (12.3%)
Credit Facility	Liability		$50,000	Yield Analysis	Market Yield	L+0.5% – L+5.5% (L+2.6%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	4.1% – 8.2% (6.2%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, could result in significantly lower or higher fair value measurements for such assets and liabilities.

Note 7. Derivatives

The Company is exposed to interest rate risk both as a lender and a borrower. The Company’s borrowing facilities and term loan bear interest at a floating rate, which means that rising interest rates would increase our cost of borrowing. To partially mitigate this risk, in 2011, the Company purchased two interest rate cap contracts with Wells Fargo as the counterparty, which effectively limit the interest rate payable on $150,000 of LIBOR based borrowings. On January 13, 2014, the $100,000 interest rate cap contract expired.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

The following tables highlight the interest rate caps outstanding as of March 31, 2014 and December 31, 2013:

As of March 31, 2014:
Index Rate	Cap Rate	Notional Amount	Expiration	Cost	Fair Value	Unrealized Depreciation
3 Month Libor	1.0%	$50,000	5/4/2014	$988	$—	$(988)

As of December 31, 2013:
Index Rate	Cap Rate	Notional Amount	Expiration	Cost	Fair Value	Unrealized Depreciation
3 Month Libor	1.0%	$100,000	1/13/2014	$1,950	$—	$(1,950)
3 Month Libor	1.0%	50,000	5/4/2014	988	—	(988)

		$150,000		$2,938	$—	$(2,938)

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

As of March 31, 2014 and December 31, 2013, there were no open forward foreign currency contracts outstanding. The Company also had no derivatives designated as hedging instruments at March 31, 2014 and December 31, 2013.

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

Revolving and Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440,000 of revolving credit and $50,000 in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50,000 of revolving credit, bringing the total revolving credit capacity to $490,000. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. At March 31, 2014, total outstanding USD equivalent borrowings under the Credit Facility was the $50,000 in term loans.

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

The average annualized interest cost for all borrowings for the three months ended March 31, 2014 and the year ended December 31, 2013 was 5.56% and 4.83%, respectively. These costs are exclusive of other credit facility expenses such as commitment fees and other prepaid expenses related to establishing the Credit Facility, the Unsecured Notes, and the Senior Secured Notes (collectively the “Credit Facilities”). This average annualized interest cost reflects the average interest cost across all borrowings. The maximum amounts borrowed on the Credit Facilities during the three months ended March 31, 2014 and the year ended December 31, 2013 were $225,000 and $503,888, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

Note 9. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the three months ended March 31, 2014 and for the year ended December 31, 2013:

	Three months ended March 31, 2014 (unaudited)	Year ended December 31, 2013
Per Share Data(a):
Net asset value, beginning of year	$22.50	$22.70
Net investment income	0.40	1.91
Net realized and unrealized loss	(0.08)	(0.22)

Net increase in net assets resulting from operations	0.32	1.69
Distributions to stockholders.	(0.40)	(2.01)
Anti-dilution	0.01	0.12

Net asset value, end of period	$22.43	$22.50

Per share market value, end of period	$21.78	$22.55
Total Return(b,c)	(1.64)%	2.82%
Net assets, end of period	$972,329	$995,637
Shares outstanding, end of period	43,354,383	44,244,195

Ratios to average net assets(c):
Net investment income	1.76%	8.43%

Operating expenses	1.17%	5.82%
Interest and related expenses	0.37%	1.99%

Total expenses	1.54%	7.81%

Average debt outstanding	$225,000	$318,186
Portfolio turnover ratio	13.7%	25.6%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.
(c)	Not annualized for periods less than one year.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
Fiscal 2014 (through March 31, 2014)	$—	$—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2014 (through March 31, 2014)	$100,000	$2,365	—	$882
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2014 (through March 31, 2014)	$75,000	$1,774	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2014 (through March 31, 2014)	$50,000	$1,182	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit.

Note 10. Crystal Capital Financial Holdings LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions, from SSP Energy Ltd., Quartz Managers LLC and Quantum Strategic Partners Ltd. (the “Crystal Acquisition”) pursuant to a definitive agreement entered into on December 17, 2012. We invested $275,000 in cash to effect the Crystal Acquisition. Crystal Financial owns approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest is held by various employees of Crystal Financial LLC, through their

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

investment in Crystal Management LP. Crystal Financial LLC had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility.

As of March 31, 2014, Crystal Financial had 27 funded commitments to 25 different borrowers with a total par value of approximately $442,723 on total assets of $453,200. As of March 31, 2013, total par value and total assets were $411,445 and $445,050, respectively. All loans were floating rate with the largest loan outstanding totaling $35,000. The average exposure per issuer was $16,956. Crystal Financial’s credit facility, which is non-recourse to Solar Capital, had approximately $171,320 of borrowings outstanding. For the three months ended March 31, 2014 and March 31, 2013, Crystal Financial had net income of $7,557 and $6,287 on gross income of $14,203 and $12,338, respectively. Due to the timing of non-cash items, there may be material differences between GAAP net income and available cash distributions.

Note 11. Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a program for the purpose of repurchasing up to $100,000 of the Company’s common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 and 10b-5 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Company’s board of directors extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100,000 of the Company’s outstanding shares of common stock have been repurchased. During the three months ended March 31, 2014, the Company repurchased 889,812 shares at an average price of approximately $22.00 per share, inclusive of commissions. This represented a discount of approximately 1.9% of the net asset value per share at March 31, 2014. The total dollar amount of shares repurchased in this period is $19,574, leaving a maximum of $62,918 available for future program purchases. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions, for a total dollar amount of $17,508. This represented a discount of approximately 2.3% of the net asset value per share at December 31, 2013.

Note 12. Commitments and Contingencies

On December 19, 2013, we entered into a commitment to fund a delayed draw term loan in Tecomet, Inc. in the amount of $15,000. As of March 31, 2014, this delayed draw term loan remained unfunded.

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On May 5, 2014, our Board declared a quarterly distribution of $0.40 per share payable on July 1, 2014 to holders of record as of June 19, 2014.

The Company repurchased an additional 710,921 shares for $15,646 from April 1, 2014 through May 2, 2014. $47,271 remains available for future program purchases as of May 2, 2014.

On April 14, 2014, TIAA-CREF announced an agreement to acquire Nuveen Investments, Inc. As a result of this transaction, we currently believe the fair value of our investment in Nuveen Investments, Inc. may materially increase. Additionally, due to ongoing recent events subsequent to the quarter ended March 31, 2014, the fair value of our investment in Quantum Foods, LLC may materially decrease. At this time, it is not possible to quantify with any degree of certainty the impact of these events, but, on a net basis, we believe the changes to the fair value of these portfolio company investments will not have a material effect on the Company’s net asset value per share.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the “Company”) as of March 31, 2014, and the consolidated statements of operations for the three month periods ended March 31, 2014 and 2013, the consolidated statement of changes in net assets for the three month period ended March 31, 2014, and the statements of cash flows for the three month periods ended March 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd., as of December 31, 2013 and the related consolidated statement of changes in net assets for the year ended December 31, 2013, and we expressed an unqualified opinion on them in our report dated February 25, 2014.

/s/ KPMG LLP

New York, New York

May 5, 2014

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

Solar Capital Ltd. (“Solar Capital”, the “Company” or “we”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

As of March 31, 2014, our adviser Solar Capital Partners has invested approximately $4.1 billion in more than 150 different portfolio companies since it was founded in 2006. Over the same period, Solar Capital Partners completed transactions with more than 100 different financial sponsors.

Recent Developments

On May 5, 2014, our Board declared a quarterly distribution of $0.40 per share payable on July 1, 2014 to holders of record as of June 19, 2014.

The Company repurchased an additional 710,921 shares for $15.6 million from April 1, 2014 through May 2, 2014. $47.3 million remains available for future program purchases as of May 2, 2014.

On April 14, 2014, TIAA-CREF announced an agreement to acquire Nuveen Investments, Inc. As a result of this transaction, we currently believe the fair value of our investment in Nuveen Investments, Inc. may materially increase. Additionally, due to ongoing recent events subsequent to the quarter ended March 31, 2014, the fair value of our investment in Quantum Foods, LLC may materially decrease. At this time, it is not possible to quantify with any degree of certainty the impact of these events, but, on a net basis, we believe the changes to the fair value of these portfolio company investments will not have a material effect on the Company’s net asset value per share.

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

Portfolio and Investment Activity

During the three months ended March 31, 2014, we invested approximately $144.8 million across 10 portfolio companies. This compares to investing approximately $75.0 million in 3 portfolio companies for the three months ended March 31, 2013. Investments sold or prepaid during the three months ended March 31, 2014 totaled approximately $208.3 million versus approximately $69.3 million for the three months ended March 31, 2013.

At March 31, 2014, our portfolio consisted of 43 portfolio companies and was invested 60.4% in senior secured loans, 17.5% in subordinated debt, 2.2% in preferred equity and 19.9% in common equity and warrants measured at fair value versus 40 portfolio companies invested 36.6% in senior secured loans, 28.4% in subordinated debt, 11.2% in preferred equity and 23.8% in common equity and warrants measured at fair value at March 31, 2013.

The weighted average yields on our portfolio of income producing investments were 10.9% and 13.3%, respectively, at March 31, 2014 and 2013, measured at fair value.

At March 31, 2014, 69.8% or $689.9 million of our income producing investment portfolio* is floating rate and 30.2% or $297.9 million is fixed rate, measured at fair value. At March 31, 2013, 45.0% or $596.0 million of our income producing investment portfolio* was floating rate and 55.0% or $728.7 million was fixed rate, measured at fair value. As of March 31, 2014 and 2013, we had zero and one issuer on non-accrual status, respectively.

Since inception, Solar Capital Ltd. and its predecessor companies have invested approximately $3.4 billion in 107 portfolio companies. Over the same period, Solar Capital Ltd. has completed transactions with more than 80 different financial sponsors.

Crystal Capital Financial Holdings LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions, from SSP Energy Ltd., Quartz Managers LLC and Quantum Strategic Partners Ltd. (the “Crystal Acquisition”) pursuant to a definitive agreement entered into on December 17, 2012. We invested $275 million in cash to effect the Crystal Acquisition. Crystal Financial owns approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest is held by various employees of Crystal Financial LLC, through their investment in Crystal Management LP. Crystal Financial LLC had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility.

*	We have included Crystal Capital Financial Holdings LLC as 100% floating rate.

As of March 31, 2014, Crystal Financial had 27 funded commitments to 25 different borrowers with a total par value of approximately $442.7 million on total assets of $453.2 million. As of March 31, 2013, total par value and total assets were $411.4 million and $445.1 million, respectively. All loans were floating rate with the largest loan outstanding totaling $35.0 million. The average exposure per issuer was $17.0 million. Crystal Financial’s credit facility, which is non-recourse to Solar Capital, had approximately $171.3 million of borrowings outstanding. For the three months ended March 31, 2014 and March 31, 2013, Crystal Financial had net income of $7.6 million and $6.3 million on gross income of $14.2 million and $12.3 million, respectively. Due to the timing of non-cash items, there may be material differences between GAAP net income and available cash distributions.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a program for the purpose of repurchasing up to $100 million of the Company’s common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 and 10b-5 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Company’s board of directors extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100 million of the Company’s outstanding shares of common stock have been repurchased. During the three months ended March 31, 2014, the Company repurchased 889,812 shares at an average price of approximately $22.00 per share, inclusive of commissions. This represented a discount of approximately 1.9% of the net asset value per share at March 31, 2014. The total dollar amount of shares repurchased in this period is $19.6 million, leaving a maximum of $62.9 million available for future program purchases. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions, for a total dollar amount of $17.5 million. This represented a discount of approximately 2.3% of the net asset value per share at December 31, 2013.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2014, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The exercise of judgment is based in part on our knowledge of the asset class and our prior experience.

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

Within the context of these critical accounting policies and disclosed subsequent events herein, we are not currently aware of any other reasonably likely events or circumstances that would result in materially different amounts being reported.

Income Taxes

Solar Capital Ltd., a U.S. corporation, has elected to be treated as a RIC under Subchapter M of the Code, as amended. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income.

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The update amends the criteria that define an investment company, requires additional disclosures, and seeks to clarify the measurement guidance. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. Accordingly, the Company has evaluated the impact of the adoption of ASU 2013-08 on its financial statements and disclosures and determined the adoption of ASU 2013-08 has not had a material effect on the Company’s financial condition and results of operations.

RESULTS OF OPERATIONS

Results comparisons are for the three months ended March 31, 2014 and 2013:

Investment Income

For the three months ended March 31, 2014 and 2013, gross investment income totaled $32.6 million and $46.1 million, respectively. The decrease in gross investment income year over year was primarily due to a smaller income producing portfolio from the net effect of portfolio repayments, as well as portfolio yield compression.

Expenses

Expenses totaled $15.2 million and $20.6 million, respectively, for the three months ended March 31, 2014 and 2013, of which $9.4 million and $13.5 million, respectively, were base management fees and performance-based incentive fees and $3.6 million and $4.8 million, respectively, were interest and other debt related expenses. Administrative services and other general and administrative expenses totaled $2.2 million and $2.2 million, respectively, for the three months ended March 31, 2014 and 2013. Operating expenses generally consist of base management and performance-based incentive fees, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other debt related expenses generally consist of interest, unused fees, agency fees and loan origination fees, among others. The decrease in expenses year over year was primarily due to a decrease in management and performance-based incentive fees on lower investment income and portfolio size, as well as decreases in debt expenses due to lower average borrowings.

Net Investment Income

The Company’s net investment income totaled $17.4 million and $25.5 million, or $0.40 and $0.58, per average share, respectively, for the three months ended March 31, 2014 and 2013.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $208 million and $69 million, respectively, for the three months ended March 31, 2014 and 2013. Net realized gains (losses) over the same periods were $(26.4) million and $0.7 million, respectively. Net realized losses for the three months ended March 31, 2014 were primarily related to the partial realization of previously recognized unrealized losses on our investment in ARK Real Estate, L.P. Net realized gain for the three months ended March 31, 2013 was primarily related to the sales of selected assets.

Net Change in Unrealized Gain

For the three months ended March 31, 2014 and 2013, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $22.7 million and $9.6 million, respectively. Net unrealized gain for the three months ended March 31, 2014 is primarily due to the reversal of unrealized depreciation on our investment in Ark Real Estate, L.P. Net unrealized gain for the three months ended March 31, 2013 was primarily attributable to net improvements in capital market conditions.

Net Increase in Net Assets From Operations

For the three months ended March 31, 2014 and 2013, the Company had a net increase in net assets resulting from operations of $13.8 million and $35.8 million, respectively. For the same periods, earnings per average share were $0.31 and $0.81, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in June 2018, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of March 31, 2014, we had a total of $490.0 million of unused borrowing capacity under our Credit Facility, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at the end of each fiscal quarter, we consider using various treasury strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held $450 million in cash equivalents as of March 31, 2014.

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

Revolving & Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440 million of revolving credit and $50 million in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50 million of revolving credit, bringing the total revolving credit capacity to $490 million. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the establishment of the Credit Facility, the predecessor facility and a term loan were retired, resulting in $2.3 million of non-recurring charges to expense unamortized costs in the year ended December 31, 2012. Expenses associated with the July 2013 amendment of the Credit Facility, the retirement of our $100 million revolving credit facility with Wells Fargo Securities, LLC as well as the subsequent December 2013 commitment increase totaled $2.5 million. At March 31, 2014, total outstanding USD equivalent borrowings under the Credit Facility was the $50 million in term loans.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At March 31, 2014, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of March 31, 2014:

Payments Due by Period (in millions)

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility (1)	$—	$—	$—	$—	$—
Unsecured senior notes	100.0	—	—	—	100.0
Senior secured notes	75.0	—	—	75.0	—
Term Loans	50.0	—	—	50.0	—

(1)	As of March 31, 2014, we had a total of $490.0 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
Fiscal 2014 (through March 31, 2014)	$—	$—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2014 (through March 31, 2014)	$100,000	$2,365	—	$882
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2014 (through March 31, 2014)	$75,000	$1,774	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2014 (through March 31, 2014)	$50,000	$1,182	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

Off-Balance Sheet Arrangements

On December 19, 2013, we entered into a commitment to fund a delayed draw term loan in Tecomet, Inc. in the amount of $15.0 million. As of March 31, 2014, this delayed draw term loan remained unfunded.

In the normal course of its business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Statement of Assets and Liabilities.

Distributions

The following table reflects the cash distributions per share on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
May 5, 2014	June 19, 2014	July 1, 2014	$0.40
February 25, 2014	March 20, 2014	April 1, 2014	0.40

Total 2014			$0.80

Fiscal 2013
October 30, 2013	December 19, 2013	January 3, 2014	$0.40
July 24, 2013	September 19, 2013	October 2, 2013	0.40
May 7, 2013	June 20, 2013	July 1, 2013	0.60
February 25, 2013	March 21, 2013	April 2, 2013	0.60

Total 2013			$2.00

Fiscal 2012
November 1, 2012	December 20, 2012	January 3, 2013	$0.60
July 31, 2012	September 20, 2012	October 2, 2012	0.60
May 1, 2012	June 19, 2012	July 3, 2012	0.60
February 22, 2012	March 20, 2012	April 3, 2012	0.60

Total 2012			$2.40

Fiscal 2011
November 1, 2011	December 15, 2011	December 29, 2011	$0.60
August 2, 2011	September 20, 2011	October 4, 2011	0.60
May 2, 2011	June 17, 2011	July 5, 2011	0.60
March 1, 2011	March 17, 2011	April 4, 2011	0.60

Total 2011			$2.40

Fiscal 2010
November 2, 2010	December 17, 2010	December 30, 2010	$0.60
August 3, 2010	September 17, 2010	October 4, 2010	0.60
May 4, 2010	June 17, 2010	July 2, 2010	0.60
January 26, 2010	March 18, 2010	April 1, 2010	0.34	*

Total 2010			$2.14

*	Partial period distribution of $0.60 per share pro-rated for the number of days that remained in the quarter after our initial public offering.

Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to stockholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable return of capital, if any, as applicable.

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

With respect to the distributions to stockholders, income from origination, structuring, closing, commitment and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders.

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

Solar Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, Solar Capital Partners presently serves as investment adviser to Solar Senior Capital Ltd., a publicly traded BDC, which focuses on investing primarily in senior secured loans, including first lien and second lien debt instruments. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Richard L. Peteka, our chief financial officer, serve in similar capacities for Solar Senior Capital Ltd. Solar Capital Partners and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2014, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of March 31, 2014, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately four cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2014, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would decrease our net investment income by approximately one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the year ended December 31, 2011, we purchased two 1.00% LIBOR caps on a total of $150 million of notional for 3 years. If during the three year contract period LIBOR exceeds 1.00%, we will receive payments from the counterparty equal to the difference between LIBOR and 1.00% on $150 million. The cost of the caps was $2.9 million. On January 13, 2014, the $100 million LIBOR cap expired. As of March 31, 2014, the $50 million LIBOR cap remains outstanding.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.01)	$0.04

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

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We, Solar Capital Management, LLC and Solar Capital Partners, LLC are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations beyond what has been disclosed within these financial statements.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	First Supplemental Indenture, dated November 16, 2012, relating to the 6.75% Senior Notes due 2042, between the Registrant and U.S. Bank National Association as trustee(3)

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(2)

10.3	Amendment No. 1 to the Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(6)

10.4	Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(4)

10.5	Form of Custodian Agreement(7)

10.6	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(8)

10.7	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.8	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(4)

10.9	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(1)

10.10	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited(4)

10.11	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.12	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.13	Form of Registration Rights Agreement(5)

10.14	Form of Subscription Agreement(5)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

Exhibit Number	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(6)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.
(7)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(8)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2014.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)