Form 10-Q
period 2014-06-30
Solar Capital Ltd.
filed 2014-08-04
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2014

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 1, 2014 was 42,465,162.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of June 30, 2014 (unaudited) and December 31, 2013	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2014 (unaudited) and the three and six months ended June 30, 2013 (unaudited)	2

	Consolidated Statements of Changes in Net Assets for the six months ended June 30, 2014 (unaudited) and the year ended December 31, 2013	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2014 (unaudited) and the six months ended June 30, 2013 (unaudited)	4

	Consolidated Schedule of Investments as of June 30, 2014 (unaudited)	5

	Consolidated Schedule of Investments as of December 31, 2013	9

	Notes to Consolidated Financial Statements (unaudited)	13

	Report of Independent Registered Public Accounting Firm	28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

	Signatures	48

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Investments at fair value:
Companies less than 5% owned (cost: $614,284 and $688,685, respectively)	$608,088	$680,720
Companies 5% to 25% owned (cost: $8,264 and $7,789, respectively)	7,933	7,789
Companies more than 25% owned (cost: $342,541 and $394,285, respectively)	368,126	399,890

Total investments (cost: $965,089 and $1,090,759, respectively)	984,147	1,088,399
Cash and cash equivalents	696,642	585,278
Foreign currency (cost: $1,667 and $1,702, respectively)	1,683	1,701
Interest receivable	7,404	5,623
Dividends receivable	4,272	8,605
Deferred financing costs	3,282	3,300
Derivatives (see note 7)	—	—
Receivable for investments sold	7,591	14,870
Prepaid expenses and other assets	1,080	666

Total assets	$1,706,101	$1,708,442

Liabilities
Revolving credit facilities (see note 6 and 8)	$—	$—
Unsecured senior notes (see note 8)	100,000	100,000
Senior secured notes (see note 6 and 8)	75,000	75,000
Term loan (see note 6 and 8)	50,000	50,000
Distributions payable	16,986	17,698
Payable for investments and cash equivalents purchased	501,235	454,887
Management fee payable (see note 3)	6,173	5,780
Performance-based incentive fee payable (see note 3)	—	4,633
Administrative services expense payable (see note 3)	968	2,085
Interest payable (see note 8)	1,489	1,499
Other liabilities and accrued expenses	1,327	1,223

Total liabilities	$753,178	$712,805

Commitments and contingencies (see note 12)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,465,162 and 44,244,195 shares issued and outstanding, respectively	$425	$442
Paid-in capital in excess of par	1,071,484	1,110,545
Distributions in excess of net investment income	(18,258)	(17,344)
Accumulated net realized loss	(119,802)	(92,706)
Net unrealized appreciation (depreciation)	19,074	(5,300)

Total net assets	$952,923	$995,637

Net Asset Value Per Share	$22.44	$22.50

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$19,020	$26,390	$42,035	$54,953
Companies 5% to 25% owned	245	1,466	480	2,896
Companies more than 25% owned	4,232	2,434	5,196	4,552
Dividends:
Companies 5% to 25% owned	—	(65)	—	5,565
Companies more than 25% owned	4,507	8,920	12,923	17,276

Total investment income	28,004	39,145	60,634	85,242

EXPENSES:
Management fees (see note 3)	$6,173	$7,267	$12,383	$14,401
Performance-based incentive fees (see note 3)	—	4,814	3,213	11,194
Interest and other credit facility expenses (see note 8)	3,621	4,819	7,213	9,642
Administrative services expense (see note 3)	1,442	1,529	2,611	2,256
Other general and administrative expenses	636	1,460	1,658	2,974

Total expenses	11,872	19,889	27,078	40,467

Net investment income	$16,132	$19,256	$33,556	$44,775

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS, FOREIGN CURRENCIES AND DERIVATIVES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$(2)	$(1,619)	$6	$(1,391)
Companies 5% to 25% owned	248	—	1,176	—
Companies more than 25% owned	26	—	(25,284)	472

Net realized gain (loss) on investments and cash equivalents	272	(1,619)	(24,102)	(919)
Net realized loss on foreign currencies and derivatives:	(1,015)	(293)	(2,994)	(304)

Net realized loss	(743)	(1,912)	(27,096)	(1,223)

Net change in unrealized gain (loss) on investments and cash equivalents	637	(18,263)	21,419	(9,695)
Net change in unrealized gain (loss) on foreign currencies and derivatives	1,058	906	2,955	1,936

Net change in unrealized gain (loss)	1,695	(17,357)	24,374	(7,759)

Net realized and unrealized gain (loss) on investments, cash equivalents, foreign currencies and derivatives	952	(19,269)	(2,722)	(8,982)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$17,084	$(13)	$30,834	$35,793

EARNINGS (LOSS) PER SHARE (see note 5)	$0.40	$(0.00)	$0.71	$0.80

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Six months ended June 30, 2014 (unaudited)	Year ended December 31, 2013
Increase in net assets resulting from operations:
Net investment income	$33,556	$84,935
Net realized loss	(27,096)	(44,425)
Net change in unrealized gain (loss)	24,374	34,800

Net increase in net assets resulting from operations	30,834	75,310

Distributions to stockholders:
From net investment income	(34,470)	(68,796)
From net realized gains	—	(20,652)

Net distributions to stockholders	(34,470)	(89,448)

Capital transactions:
Net proceeds from common stock sold	—	146,857
Repurchases of common stock	(39,078)	(17,508)
Less offering costs	—	(61)
Reinvestment of distributions	—	2,214

Net increase (decrease) in net assets resulting from capital transactions	(39,078)	131,502

Total increase (decrease) in net assets	(42,714)	117,364
Net assets at beginning of period	995,637	878,273

Net assets at end of period (1)	$952,923	$995,637

Capital stock activity:
Common stock sold	—	6,253,226
Common stock repurchased	(1,779,033)	(796,418)
Common stock issued from reinvestment of distributions	—	93,327

Net increase (decrease) from capital stock activity	(1,779,033)	5,550,135

(1)	Includes undistributed (overdistributed) net investment income of ($18,258) and ($17,344), respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities:
Net increase in net assets from operations	$30,834	$35,793

Adjustments to reconcile net increase in net assets from operations:
Net realized loss on investments and cash equivalents	24,102	919
Net realized loss on foreign currencies and derivatives	2,994	304
Net change in unrealized (gain) loss on investments and cash equivalents	(21,419)	9,695
Net change in unrealized (gain) loss on foreign currencies and derivatives	(2,955)	(1,936)

(Increase) decrease in operating assets:
Purchase of investments	(370,584)	(158,674)
Proceeds from disposition of investments	474,366	137,846
Capitalization of payment-in-kind interest	(2,252)	(9,231)
Collections of payment-in-kind interest	—	—
Receivable for investments sold	7,279	(2,862)
Interest receivable	(1,781)	3,926
Dividend receivable	4,333	(8,526)
Prepaid expenses and other assets	(414)	(345)

Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	46,348	10,073
Management fee payable	393	655
Performance-based incentive fees payable	(4,633)	(1,236)
Administrative services expense payable	(1,117)	9
Interest payable	(10)	(199)
Other liabilities and accrued expenses	104	(775)

Net Cash Provided by Operating Activities	185,588	15,436

Cash Flows from Financing Activities:
Cash distributions paid	(35,182)	(48,788)
Common stock offering costs	—	(45)
Deferred financing costs	18	188
Net proceeds from common stock sold	—	146,857
Repurchase of common stock	(39,078)	—
Proceeds from borrowings	—	415,592
Repayments of borrowings	—	(536,252)

Net Cash Used In Financing Activities	(74,242)	(22,448)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	111,346	(7,012)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	586,979	15,039

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$698,325	$8,027

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,223	$9,841
Cash paid for income taxes	$—	$356

Non-cash financing activities consist of the reinvestment of distributions of $0 and $1,413 for the six months ended June 30, 2014 and 2013, respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2014

(in thousands)

Description	Industry	Interest (1)		Maturity	Acquisition Date	Par Amount		Cost	Fair Value
Bank Debt/Senior Secured Loans — 59.8%
Active Media Services, Inc.	Media	9.23%		2/1/2018	9/6/2013		$10,000	$9,767	$10,200
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	9.50%		8/24/2021	2/20/2014		21,000	20,694	20,895
Asurion, LLC	Insurance	8.50%		3/3/2021	2/27/2014		10,000	9,855	10,394
Argo Turboserve Corporation & Argo Tech, LLC	Air Freight & Logistics	8.48%		5/2/2016	5/2/2014		11,000	11,000	10,945
AviatorCap SII, LLC I (3)	Aerospace & Defense	12.00%		12/31/2014	5/31/2011		1,859	1,854	1,859
AviatorCap SII, LLC II (3)	Aerospace & Defense	11.00%		12/31/2014	8/23/2011		2,173	2,167	2,173
Bishop Lifting Products, Inc. (10)	Trading Companies & Distributors	9.00%		3/27/2022	3/24/2014		25,000	24,754	24,875
Blue Coat Systems, Inc.	Internet Software & Services	9.50%		6/28/2020	6/28/2013		20,500	20,316	20,876
Body Central Stores, Inc.	Specialty Retail	8.23%		2/6/2017	2/6/2014		7,059	6,974	7,059
CAMP International Holding Company	Aerospace & Defense	8.25%		11/30/2019	12/2/2013		5,000	5,000	5,137
Crystal Capital Financial Holdings LLC (3)(7)	Diversified Financial Services	9.73%		3/31/2019	3/31/2014		137,500	137,500	137,500
CT Technologies Intermediate Holdings, Inc.	Health Care Technology	9.25%		10/5/2020	10/2/2013		9,500	9,372	9,500
Direct Buy Inc. (4)	Multiline Retail	12.00% PIK		10/31/2019	11/5/2012		8,264	8,264	7,933
Easyfinancial Services, Inc. (6)(7)	Consumer Finance	9.97%		10/4/2017	9/27/2012	C$	10,000	9,737	9,467
Emerging Markets Communications, LLC	Wireless Telecommunication Services	9.50%		11/20/2020	5/20/2014		$27,000	26,534	26,527
Filtration Group Corp.	Industrial Conglomerates	8.25%		11/21/2021	11/15/2013		6,000	5,943	6,152
Global Tel*Link Corporation	Communications Equipment	9.00%		11/23/2020	5/21/2013		13,500	13,259	13,455
Grakon, LLC (2)	Machinery	12.00%		12/31/2015	3/21/2011		9,524	8,566	9,524
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	9.00%		3/26/2021	3/25/2014		9,975	9,920	9,925
Ikaria, Inc.	Health Care Technology	8.75%		2/12/2022	2/4/2014		19,000	18,862	19,374
Inmar Acquisition Sub., Inc.	Professional Services	8.00%		1/27/2022	1/27/2014		10,000	9,904	9,900
K2 Pure Solutions NoCal, L.P.	Chemicals	10.00%		8/19/2019	8/19/2013		11,500	11,295	11,500
Landslide Holdings, Inc.	Software	8.25%		2/25/2021	2/25/2014		16,300	16,275	16,422
Pharmedium Healthcare Corp.	Health Care Providers & Services	7.75%		1/28/2022	1/28/2014		5,000	4,976	5,050
Pronutria, Inc.	Pharmaceuticals	9.65%		5/15/2018	5/15/2014		7,000	6,938	6,930
Quantum Foods, LLC**	Food Products	14.73%		8/20/2014	2/20/2014		8,961	7,198	2,200
Radius Health, Inc. (7)	Pharmaceuticals	10.00%		5/30/2018	5/30/2014		10,500	10,311	10,395
Rug Doctor, LLC (3)	Diversified Consumer Services	11.25%		6/30/2017	12/23/2013		9,111	8,616	8,929
Southern Auto Finance Company (7)(8)	Consumer Finance	11.00%		12/4/2018	10/19/2011		25,000	24,576	25,250
SOINT, LLC (3)	Aerospace & Defense	15.00%		6/30/2016	6/8/2012		10,785	10,659	10,785
Spencer Spirit Holdings, Inc.	Specialty Retail	11.00%		5/1/2017	4/11/2011		10,000	10,000	10,650
Tecomet, Inc.	Health Care Equipment & Supplies	9.75%		6/19/2020	12/19/2013		45,000	43,836	45,000
The Robbins Company TLA	Construction & Engineering	11.73%		5/31/2017	5/31/2013		13,175	13,421	13,307
The Robbins Company TLB	Construction & Engineering	11.73%		4/25/2015	5/31/2013		4,367	4,286	4,411
Xand Operations, LLC	IT Services	8.50%		5/13/2020	5/13/2014		25,500	25,248	25,245

Total Bank Debt/Senior Secured Loans								$567,877	$569,744

Subordinated Debt/Corporate Notes — 18.9%
Adams Outdoor Advertising	Media	17.00%		12/8/2015	12/8/2010		$42,500	$42,232	$43,350
Alegeus Technologies Holdings Corp.	Health Care Technology	12.00%		2/15/2019	6/24/2012		28,200	27,701	27,072
Grakon Holdings LLC Sr (2)	Machinery	14.00% PIK		12/31/2015	3/21/2011		2,240	2,240	2,240
Grakon Holdings LLC Jr (2)	Machinery	12.00% PIK		12/31/2015	3/21/2011		11,081	10,477	11,081
Granite Global Solutions Corp. (6)(7)	Insurance	13.50% (7.5% Cash & 6% PIK)	(5)	11/30/2016	5/31/2011	C$	26,099	26,261	24,463
Richelieu Foods, Inc.	Food Products	14.25% (12% Cash & 2.25%PIK)	(5)	5/18/2016	11/18/2010		$23,716	23,454	23,717
WireCo. Worldgroup Inc.	Building Products	11.75%		5/15/2017	6/28/2012		48,000	47,684	48,000

Total Subordinated Debt/Corporate Notes								$180,049	$179,923

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2014

(in thousands except share/unit amounts)

Description	Industry	Interest (1)		Maturity	Acquisition Date	Shares/ Units	Cost	Fair Value
Preferred Equity — 2.4%
SOAGG LLC (3)(7)(9)	Aerospace & Defense	8.27	%(5)	6/30/2018	12/14/2010	12,887	$12,886	$13,424
SOINT, LLC (3)(7)(9)	Aerospace & Defense	15.00%		6/30/2018	6/8/2012	86,667	8,667	9,533
Wyle Laboratories*	Aerospace & Defense	8.00%		7/17/2015	6/26/2009	387	39	56

Total Preferred Equity							$21,592	$23,013

Common Equity/Partnership Interests/Warrants — 22.2%
Ark Real Estate Partners LP (2)(3)*	Diversified Real Estate Activities				3/12/2007	2,059,476	$1,389	$1,187
Ark Real Estate Partners II LP (2)(3)*	Diversified Real Estate Activities				10/23/2012	48,034	22	28
Crystal Capital Financial Holdings LLC (3)(7)	Diversified Financial Services				12/28/2012	137,500	137,500	161,500
Direct Buy Inc. (4)*	Multiline Retail				11/5/2012	76,999	—	—
Grakon, LLC (2)*	Machinery				3/21/2011	1,714,286	1,714	—
Grakon, LLC Warrants (2)*	Machinery				3/21/2011	3,518,001	—	—
Great American Group Inc. (7)*	Research & Consulting Services				3/16/2007	38,015	2,684	310
Nuveen Investments, Inc (MDCP Co-Investors, L.P.)*	Asset Management & Custody Banks				11/13/2007	—	30,884	26,996
RD Holdco Inc. (Rug Doctor) (3)*	Diversified Consumer Services				12/23/2013	231,177	15,683	15,683
RD Holdco Inc. (Rug Doctor) Class B (3)*	Diversified Consumer Services				12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)*	Diversified Consumer Services				12/23/2013	30,370	381	309
Radius Health, Inc. (7)* Series B-2 Convertible Preferred Stock Warrants	Pharmaceuticals				5/30/2014	5,129	98	238

Total Common Equity/Partnership Interests/ Warrants							$195,571	$211,467

Total Investments — 103.3%							$965,089	$984,147

						Par Amount
Cash Equivalents — 51.4%
Federal Home Loan Bank Discount Note	Government	0.00%		7/2/2014	6/26/2014	490,000	490,000	490,000

Total Investments & Cash Equivalents — 154.7%							1,455,089	1,474,147
Liabilities in Excess of Other Assets — (54.7%)								(521,224)

Net Assets — 100.0%								$952,923

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2014.
(2)	Investments are held in taxable subsidiaries. Ark Real Estate Partners LP is held through SLRC ADI Corp. and our equity investment in Grakon LLC is held through Grakon TL Holding, Inc.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2014

(in thousands)

(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2014 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2013	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/Dividend Income	Fair Value at June 30, 2014
ARK Real Estate Partners LP	$19,565	$—	$18,579	$(25,241)	$—	$1,187
ARK Real Estate Partners II LP	456	—	433	(43)	—	28
AviatorCap SII, LLC I	2,272	—	414	—	129	1,859
AviatorCap SII, LLC II	2,945	—	772	—	150	2,173
AviatorCap SII, LLC III	696	—	696	—	16	—
Crystal Capital Financial Holdings LLC	—	137,500	—	—	3,419	137,500
Crystal Capital Financial Holdings LLC (common equity)	305,000	—	137,500	—	11,681	161,500
RD Holdco Inc. (Rug Doctor, common equity)	15,683	—	—	—	—	15,683
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	381	—	—	—	—	309
Rug Doctor LLC	8,747	—	—	—	589	8,929
SOAGG LLC	16,719	251	4,024	—	596	13,424
SOINT, LLC	11,592	—	807	—	860	10,785
SOINT, LLC (preferred equity)	9,533	—	—	—	646	9,533
USAW 767	1,085	—	1,085	—	33	—

	$399,890	$137,751	$164,310	$(25,284)	$18,119	$368,126

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2014 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2013	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/Dividend Income	Fair Value at June 30, 2014
Direct Buy Inc. (common equity)	$—	$—	$—	$—	$—	$—
Direct Buy Inc.	7,789	474	—	—	480	7,933
DSW Group Holdings LLC	—	—	—	928	—	—
National Interest Security Corporation	—	—	—	248	—	—

	$7,789	$474	$—	$1,176	$480	$7,933

(5)	A portion of the coupon may be payable in kind (PIK).
(6)	The following entities are domiciled outside the United States and the investments are denominated in Canadian Dollars: Granite Global Solutions Corp. and Easyfinancial Services, Inc. in Canada.
(7)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
(8)	Includes an unfunded commitment of $4,888.
(9)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(10)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
*	Non-income producing security.
**	Investment is on non-accrual status.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2014

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2014
Diversified Financial Services	30.4%
Health Care Technology	5.7%
Media	5.4%
Building Products	4.9%
Health Care Equipment & Supplies	4.6%
Aerospace & Defense	4.4%
Insurance	3.5%
Consumer Finance	3.5%
Diversified Consumer Services	3.1%
Asset Management & Custody Banks	2.8%
Wireless Telecommunication Services	2.7%
Health Care Providers & Services	2.6%
Food Products	2.6%
IT Services	2.6%
Trading Companies & Distributors	2.5%
Machinery	2.3%
Internet Software & Services	2.1%
Construction & Engineering	1.8%
Specialty Retail	1.8%
Pharmaceuticals	1.8%
Software	1.7%
Communications Equipment	1.4%
Chemicals	1.2%
Air Freight & Logistics	1.1%
Thrifts & Mortgage Finance	1.0%
Professional Services	1.0%
Multiline Retail	0.8%
Industrial Conglomerates	0.6%
Diversified Real Estate Activities	0.1%
Research & Consulting Services	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands)

Description (1)	Industry	Interest (2)		Maturity	Acquisition Date	Par Amount		Cost	Fair Value
Bank Debt/Senior Secured Loans — 44.6%
Active Media Services, Inc.	Media	9.74%		2/1/2018	9/6/2013		$10,000	$9,741	$10,000
AviatorCap SII, LLC I (4)	Aerospace & Defense	12.00%		12/31/2014	5/31/2011		2,272	2,262	2,272
AviatorCap SII, LLC II (4)	Aerospace & Defense	11.00%		12/31/2014	8/23/2011		2,945	2,929	2,945
AviatorCap SII, LLC III (4)	Aerospace & Defense	13.00%		12/31/2014	7/19/2011		696	691	696
Blue Coat Systems, Inc.	Internet Software & Services	9.50%		6/28/2020	6/28/2013		20,500	20,305	20,910
CAMP International Holding Company	Aerospace & Defense	8.25%		11/30/2019	12/2/2013		5,000	5,000	5,109
CT Technologies Intermediate Holdings, Inc.	Healthcare Technology	9.25%		10/5/2020	10/2/2013		9,500	9,362	9,500
Direct Buy Inc. (5)	Multiline Retail	12.00% PIK		10/31/2019	11/5/2012		7,789	7,789	7,789
Easyfinancial Services, Inc. (7)(8)	Consumer Finance	9.98%		10/4/2017	9/27/2012	C$	10,000	9,737	9,415
Filtration Group Corp.	Industrial Conglomerates	8.25%		11/21/2021	11/15/2013		$6,000	5,940	6,150
Genex Services, Inc.	Insurance	9.25%		1/26/2019	7/26/2013		15,000	14,862	15,000
Global Tel*Link Corporation	Communications Equipment	9.00%		11/23/2020	5/21/2013		13,500	13,245	12,926
Grakon, LLC (3)	Machinery	12.00%		12/31/2015	3/21/2011		9,524	8,304	9,524
Interactive Health Solutions, Inc.	Health Care Services	11.50%		10/4/2016	10/4/2011		17,813	17,544	17,813
Isotoner Corporation	Specialty Retail	10.75%		1/8/2018	7/8/2011		45,000	44,126	45,000
K2 Pure Solutions NoCal, L.P.	Chemicals	10.00%		8/19/2019	8/19/2013		11,500	11,280	11,270
MYI Acquiror Corporation (8)	Insurance	13% (12% Cash & 1% PIK)	(6)	3/13/2017	9/13/2011		26,035	25,702	26,296
Quantum Foods, LLC	Food Products	11.74%		2/6/2018	2/1/2013		32,813	32,813	32,813
Renaissance Learning, Inc.	Education Services	8.75%		5/14/2021	10/16/2013		8,000	7,881	8,095
Rug Doctor, LLC (4)	Diversified Consumer Services	11.25%		6/30/2017	6/7/2012		9,111	8,551	8,747
SMG	Commercial Services & Supplies	10.75%		12/7/2018	10/19/2011		25,000	24,618	25,000
Southern Auto Finance Company (8)(9)	Consumer Finance	11.00%		12/4/2018	12/4/2018		25,000	24,551	25,000
SOINT, LLC (4)	Aerospace & Defense	15.00%		6/30/2016	6/8/2012		11,592	11,430	11,592
Spencer Spirit Holdings, Inc.	Specialty Retail	11.00%		5/1/2017	4/11/2011		10,000	10,000	10,825
Tecomet, Inc.	Health Care Equipment & Supplies	9.75%		6/19/2020	12/19/2013		45,000	43,767	43,762
The Robbins Company TLA	Construction & Engineering	11.74%		5/31/2017	5/31/2013		15,057	14,897	15,057
The Robbins Company TLB	Construction & Engineering	11.74%		4/25/2015	5/31/2013		4,561	4,429	4,561
TravelClick, Inc.	Hotels, Restaurants & Leisure	9.75%		3/26/2018	3/25/2013		20,000	19,831	20,000
Trinet HR Corporation	Professional Services	8.75%		2/20/2021	8/14/2013		25,000	24,514	25,250
USAW 767 (4)	Aerospace & Defense	14.50%		6/30/2014	12/14/2010		1,085	1,083	1,085

Total Bank Debt/Senior Secured Loans								$437,184	$444,402

Subordinated Debt/Corporate Notes — 25.5%
Adams Outdoor Advertising	Media	17.00%		12/8/2015	12/8/2010		$42,500	$42,153	$44,200
Alegeus Technologies Holdings Corp.	Health Care Technology	12.00%		2/15/2019	6/24/2012		28,200	27,663	28,200
Asurion Holdco	Insurance	11.00%		3/2/2019	2/16/2012		12,000	11,713	12,390
Earthbound Farm	Food Products	14.25%		6/21/2017	12/21/2010		58,947	58,137	60,127
Grakon Holdings LLC Sr (3)	Machinery	14.00% PIK		12/31/2015	3/21/2011		2,091	2,091	2,091
Grakon Holdings LLC Jr (3)	Machinery	12.00% PIK		12/31/2015	3/21/2011		13,693	12,544	11,639
Granite Global Solutions Corp. (7)(8)	Insurance	13.50%		11/30/2016	5/31/2011	C$	25,714	25,833	24,210
Richelieu Foods, Inc.	Food Products	13.75% (12% Cash & 1.75%PIK)	(6)	5/18/2016	11/18/2010		$23,470	23,149	23,235
WireCo. Worldgroup Inc.	Building Products	11.75%		5/15/2017	6/28/2012		48,000	47,640	48,000

Total Subordinated Debt/Corporate Notes								$250,923	$254,092

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2013

(in thousands, except share/unit amounts)

Description (1)	Industry	Interest (2)		Maturity	Acquisition Date	Shares/ Units	Cost	Fair Value
Preferred Equity — 2.7%
SOAGG LLC (4)(8)(10)	Aerospace & Defense	8.53	% (6)	6/30/2018	12/14/2010	16,659	$16,659	$16,719
SOINT, LLC (4)(8)(10)	Aerospace & Defense	15.00%		6/30/2018	6/8/2012	86,667	8,667	9,533
Wyle Laboratories*	Aerospace & Defense	8.00%		7/17/2015	6/26/2009	387	39	55

Total Preferred Equity							$25,365	$26,307

Common Equity/Partnership Interests/Warrants — 36.5%
Ark Real Estate Partners LP (3)(4)*	Diversified Real Estate Activities				3/12/2007	45,905,653	$45,235	$19,565
Ark Real Estate Partners II LP (3)(4)*	Diversified Real Estate Activities				10/23/2012	1,070,679	498	456
Crystal Capital Financial Holdings LLC (4)(8)	Diversified Financial Services				12/28/2012	275,000	275,000	305,000
Direct Buy Inc. (5)*	Multiline Retail				11/5/2012	76,999	—	—
Grakon, LLC (3)*	Machinery				3/21/2011	1,714,286	1,714	—
Grakon, LLC Warrants (3)*	Machinery				3/21/2011	3,518,001	—	—
Great American Group Inc. (8)*	Research & Consulting Services				3/16/2007	572,800	2,681	160
Great American Group Inc. (8)(11)*	Research & Consulting Services				3/16/2007	187,500	3	53
Nuveen Investments, Inc (MDCP Co-Investors, L.P.).*	Asset Management & Custody Banks				11/13/2007	—	30,876	17,084
RD Holdco Inc. (Rug Doctor) (4)*	Diversified Consumer Services				12/23/2013	231,177	15,683	15,683
RD Holdco Inc. (Rug Doctor) Class B (4)*	Diversified Consumer Services				12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (4)*	Diversified Consumer Services				12/23/2013	30,370	381	381

Total CommonEquity/Partnership Interests/Warrants							$377,287	$363,598

Total Investments — 109.3%							$1,090,759	$1,088,399

						Par Amount
Cash Equivalents — 45.2%
U.S. Treasury Bill	Government	0.000%		1/09/2014	12/23/2013	$200,000	$200,000	$200,000
U.S. Treasury Bill	Government	0.005%		1/23/2014	12/23/2013	250,000	249,999	249,999

Total Cash Equivalents							$449,999	$449,999

Total Investments & Cash Equivalents — 154.5%							$1,540,758	$1,538,398
Liabilities in Excess of Other Assets — (54.5%)								(542,761)

Net Assets — 100.0%								$995,637

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2013.
(3)	Investments are held in taxable subsidiaries. Ark Real Estate Partners LP is held through SLRC ADI Corp. and our equity investment in Grakon LLC is held through Grakon TL Holding, Inc.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2013

(in thousands)

(4)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2013 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend Income	Fair Value at December 31, 2013
AREP Embassy Row LLC	$—	$37,442	$37,820	$—	$2,045	$—
AREP Fifty-Seventh LLC	24,215	3,965	29,248	—	3,676	—
ARK Real Estate Partners II LP	7,866	—	8,187	—	1,366	—
ARK Real Estate Partners LP	35,095	—	—	—	—	19,565
ARK Real Estate Partners II LP (common equity)	824	—	—	—	—	456
AviatorCap SII, LLC I	3,044	—	771	—	335	2,272
AviatorCap SII, LLC II	4,390	—	1,446	—	432	2,945
AviatorCap SII, LLC III	4,006	—	3,310	—	302	696
Crystal Capital Financial Holdings LLC	275,000	—	—	—	31,750	305,000
National Specialty Alloys, LLC	—	—	—	472	—	—
RD Holdco Inc. (Rug Doctor, common equity)	—	15,683	—	—	—	15,683
RD Holdco Inc. (Rug Doctor, Class B)	—	5,216	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	—	381	—	—	—	381
Rug Doctor LLC	—	8,548	—	—	30	8,747
SOAGG LLC	—	16,659	—	—	397	16,719
SOCAY Limited	14,490	412	14,327	—	866	—
SODO Corp	2,371	58	2,208	—	131	—
SOINT, LLC	15,766	—	4,496	—	2,227	11,592
SOINT, LLC (preferred equity)	8,667	—	—	—	1,300	9,533
USAW 767	3,076	—	1,991	—	315	1,085

	$398,810	$88,364	$103,804	$472	$45,172	$399,890

(5)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2013 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend Income	Fair Value at December 31, 2013
Direct Buy Inc. (common equity)	$—	$—	$—	$—	$—	$—
Direct Buy Inc.	7,700	955	866	—	976	7,789
DS Waters of America, Inc.	32,095	737	33,016	(14,273)	5,357	—
Participating Preferred Units of DSW Group Holdings LLC	—	—	—	—	—	—
Senior Preferred 15% Units of DSW Group Holdings LLC	125,611	5,628	121,149	—	5,565	—

	$165,406	$7,320	$155,031	$(14,273)	$11,898	$7,789

(6)	A portion of the coupon may be payable in kind (PIK).
(7)	The following entities are domiciled outside the United States and the investments are denominated in Canadian Dollars: Granite Global Solutions Corp. and Easyfinancial Services, Inc. in Canada.
(8)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
(9)	Includes an unfunded commitment of $4,888.
(10)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(11)	Founders’ Shares.
*	Non-income producing security.

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

June 30, 2014

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

June 30, 2014

(in thousands, except share amounts)

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

June 30, 2014

(in thousands, except share amounts)

(5)	the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2014, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

(e)

The Company intends to comply with the applicable provisions of the Internal Revenue Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

June 30, 2014

(in thousands, except share amounts)

taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate. As of June 30, 2014 the accrual for excise tax was $0.

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

(n)

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

June 30, 2014

(in thousands, except share amounts)

no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on investments may be recognized as income or applied to principal depending on management’s judgment.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

June 30, 2014

(in thousands, except share amounts)

payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and six months ended June 30, 2014 and 2013.

For the three and six months ended June 30, 2014, the Company recognized $6,173 and $12,383, respectively, in base management fees and $0 and $3,213, respectively, in performance-based incentive fees. For the three and six months ended June 30, 2013, the Company recognized $7,267 and $14,401, respectively, in base management fees and $4,814 and $11,194, respectively, in performance-based incentive fees.

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

For the three and six months ended June 30, 2014, the Company recognized expenses under the Administration Agreement of $1,442, and $2,611, respectively. For the three and six months ended June 30, 2013, the Company recognized expenses under the Administration Agreement of $1,529, and $2,256, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2014 and 2013.

Note 4. Net Asset Value Per Share

At June 30, 2014, the Company’s total net assets and net asset value per share were $952,923 and $22.44, respectively. This compares to total net assets and net asset value per share at December 31, 2013 of $995,637 and $22.50, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Earnings per share (basic & diluted)
Numerator — net increase (decrease) in net assets resulting from operations:	$17,084	$(13)	$30,834	$35,793
Denominator — weighted average shares:	42,661,013	45,006,135	43,318,315	44,644,151
Earnings (loss) per share:	$0.40	($0.00)	$0.71	$0.80

Note 6. Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

June 30, 2014

(in thousands, except share amounts)

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

Gains and losses for assets and liabilities categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of the appropriate category as of the end of the quarter in which the reclassifications occur.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2014 and December 31, 2013:

Fair Value Measurements

As of June 30, 2014

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$75,389	$494,355	$569,744
Subordinated Debt/Corporate Notes	—	—	179,923	179,923
Preferred Equity	—	—	23,013	23,013
Common Equity/Partnership Interests/Warrants	310	—	211,157	211,467
Liabilities:
Credit Facility and Senior Secured Notes	—	—	125,000	125,000

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

June 30, 2014

(in thousands, except share amounts)

Fair Value Measurements

As of December 31, 2013

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$87,940	$356,462	$444,402
Subordinated Debt/Corporate Notes	—	12,390	241,702	254,092
Preferred Equity	—	—	26,307	26,307
Common Equity/Partnership Interests/Warrants	213	—	363,385	363,598
Derivative assets - interest rate caps and foreign exchange contracts	—	—	—	—
Liabilities:
Credit Facility and Senior Secured Notes	—	—	125,000	125,000

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the six months ended June 30, 2014 and the year ended December 31, 2013 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2014 and December 31, 2013:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants
Fair value, December 31, 2013	$356,462	$241,702	$26,307	$363,385
Total gains or losses included in earnings:
Net realized gain (loss)	7	—	—	(25,310)
Net change in unrealized gain (loss)	(6,220)	(2,620)	479	29,488
Purchase of investment securities	344,761	1,902	251	106
Proceeds from dispositions of investment securities	(218,315)	(61,061)	(4,024)	(156,512)
Transfers in/out of Level 3	17,660	—	—	—

Fair value, June 30, 2014	$494,355	$179,923	$23,013	$211,157

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(3,507)	$(630)	$538	$29,116

During the six months ended June 30, 2014, investments with a fair value of $17,660 were transferred from Level 2 to Level 3. These transfers were a result of changes in the quantity and quality of information used as valuation inputs by the Investment Adviser. There were no other transfers between levels.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

June 30, 2014

(in thousands, except share amounts)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2014:

Beginning fair value at December 31, 2013	$125,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value at June 30, 2014	$125,000

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the Senior Secured Notes, in accordance with ASC 825-10. On June 30, 2014, there were borrowings of $50,000 and $75,000, respectively, on the Credit Facility and the Senior Secured Notes. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility and Senior Secured Notes.

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

June 30, 2014

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of June 30, 2014 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2014		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$ $	492,155 2,200	Yield Analysis Collateral Analysis	Market Yield Collateral Value	7.3% – 15.9% (10.4%) NA
Subordinated Debt/Corporate Note	Asset		$179,923	Yield Analysis	Market Yield	12.5% – 15.4% (14.0%)
Preferred Equity	Asset		$23,013	Yield Analysis	Market Yield	8.0% – 15.0% (11.2%)
Common Equity/Partnership Interests/Warrants	Asset	$ $	49,657 161,500	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	6.0x – 16.5x (9.3x) 6.2% – 10.2% (10.6%)
Credit Facility	Liability		$50,000	Yield Analysis	Market Yield	L+0.5% – L+5.5% (L+2.6%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	5.8% – 5.9% (5.9%)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

June 30, 2014

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2013 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2013		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset		$356,462	Yield Analysis	Market Yield	9.2% – 16.1% (11.9%)
Subordinated Debt/Corporate Note	Asset		$241,702	Yield Analysis	Market Yield	12.0% – 15.4% (13.6%)
Preferred Equity	Asset		$26,307	Yield Analysis	Market Yield	8.0% – 15.0% (10.9%)
Common Equity/Partnership Interests/Warrants	Asset	$ $	58,385 305,000	Enterprise Value Enterprise Value	Enterprise Value Return on Equity	6.8x – 16.8x (9.4x) 5.1% – 10.4% (12.3%)
Credit Facility	Liability		$50,000	Yield Analysis	Market Yield	L+0.5% – L+5.5% (L+2.6%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	4.1% – 8.2% (6.2%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, could result in significantly lower or higher fair value measurements for such assets and liabilities.

Note 7. Derivatives

The Company is exposed to interest rate risk both as a lender and a borrower. The Company’s borrowing facilities and term loan bear interest at a floating rate, which means that rising interest rates would increase our cost of borrowing. To partially mitigate this risk, in 2011, the Company purchased two interest rate cap contracts with Wells Fargo as the counterparty, which effectively limited the interest rate payable on $150,000 of LIBOR based borrowings. On January 13, 2014, the $100,000 interest rate cap contract expired. On May 4, 2014, the $50,000 interest rate cap contract expired.

There are no interest rate caps outstanding as of June 30, 2014. The following table highlights the interest rate caps outstanding as of December 31, 2013:

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

As of June 30, 2014 and December 31, 2013, there were no open forward foreign currency contracts outstanding. The Company also had no derivatives designated as hedging instruments at June 30, 2014 and December 31, 2013.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

June 30, 2014

(in thousands, except share amounts)

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

Revolving and Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440,000 of revolving credit and $50,000 in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50,000 of revolving credit, bringing the total revolving credit capacity to $490,000. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. At June 30, 2014, outstanding USD equivalent borrowings under the Credit Facility totaled $50,000 in term loans.

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

The average annualized interest cost for all borrowings for the six months ended June 30, 2014 and the year ended December 31, 2013 was 5.55% and 4.83%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the Unsecured Notes, and the Senior Secured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the six months ended June 30, 2014 and the year ended December 31, 2013 were $225,000 and $503,888, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

June 30, 2014

(in thousands, except share amounts)

Note 9. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the six months ended June 30, 2014 and for the year ended December 31, 2013:

	Six months ended June 30, 2014 (unaudited)	Year ended December 31, 2013
Per Share Data (a):
Net asset value, beginning of year	$22.50	$22.70
Net investment income	0.77	1.91
Net realized and unrealized loss	(0.06)	(0.22)

Net increase in net assets resulting from operations	0.71	1.69
Distributions to stockholders from net investment income.	(0.79)	(1.55)
Distributions to stockholders from net realized gains.	—	(0.46)
Anti-dilution	0.02	0.12

Net asset value, end of period	$22.44	$22.50

Per share market value, end of period	$21.28	$22.55
Total Return (b,c)	(2.14)%	2.82%
Net assets, end of period	$952,923	$995,637
Shares outstanding, end of period	42,465,162	44,244,195
Ratios to average net assets (c):
Net investment income	3.44%	8.43%

Operating expenses	2.04%	5.82%
Interest and other credit facility expenses	0.74%	1.99%

Total expenses	2.78%	7.81%

Average debt outstanding	$225,000	$318,186
Portfolio turnover ratio	22.7%	25.6%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.
(c)	Not annualized for periods less than one year.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

June 30, 2014

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
Fiscal 2014 (through June 30, 2014)	$0	$0	—	N/A
Fiscal 2013	0	0	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2014 (through June 30, 2014)	$100,000	$2,327	—	$918
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2014 (through June 30, 2014)	$75,000	$1,745	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2014 (through June 30, 2014)	$50,000	$1,163	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit.

Note 10. Crystal Capital Financial Holdings LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions, from SSP Energy Ltd., Quartz Managers LLC and Quantum Strategic Partners Ltd. (the “Crystal Acquisition”) pursuant to a definitive agreement entered into on December 17, 2012. We invested $275,000 in

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

June 30, 2014

(in thousands, except share amounts)

cash to effect the Crystal Acquisition. Crystal Financial owns approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest is held by various employees of Crystal Financial LLC, through their investment in Crystal Management LP. Crystal Financial LLC had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On January 27, 2014 the revolving credit facility was expanded to $300,000.

As of June 30, 2014, Crystal Financial had 28 funded commitments to 24 different issuers with a total par value of approximately $351,046 on total assets of $431,141. As of June 30, 2013, total par value and total assets were $364,084 and $434,353, respectively. All loans were floating rate with the largest loan outstanding totaling $29,060. The average exposure per issuer was $14,627. Crystal Financial’s credit facility, which is non-recourse to Solar Capital, had approximately $150,000 of borrowings outstanding at June 30, 2014. For the three months ended June 30, 2014 and June 30, 2013, Crystal Financial had net income of $1,812 and $9,586 on gross income of $12,625 and $14,012, respectively. For the six months ended June 30, 2014 and June 30, 2013, Crystal Financial had net income of $9,369 and $15,873 on gross income of $26,828 and $26,351, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and available cash distributions.

Note 11. Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a program for the purpose of repurchasing up to $100,000 of the Company’s common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 and 10b-5 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Company’s board of directors extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100,000 of the Company’s outstanding shares of common stock have been repurchased. During the six months ended June 30, 2014, the Company repurchased 1,779,033 shares at an average price of approximately $21.97 per share, inclusive of commissions. This represented a discount of approximately 2.1% of the net asset value per share at June 30, 2014. The total dollar amount of shares repurchased in this period is $39,078, leaving a maximum of $43,414 available if the program is extended. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions, for a total dollar amount of $17,508. This represented a discount of approximately 2.3% of the net asset value per share at December 31, 2013.

Note 12. Commitments and Contingencies

The Company had unfunded commitments to various revolving and delayed draw loans. The total amount of these unfunded commitments as of June 30, 2014 and December 31, 2013 is $95,441 and $15,000, respectively.

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On July 31, 2014, the Company’s stock repurchase program expired.

On August 4, 2014, our Board declared a quarterly distribution of $0.40 per share payable on October 1, 2014 to holders of record as of September 18, 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the “Company”) as of June 30, 2014, and the consolidated statements of operations for the three and six month periods ended June 30, 2014 and 2013, the consolidated statement of changes in net assets for the six month period ended June 30, 2014, and the consolidated statements of cash flows for the six month periods ended June 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.

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

August 4, 2014

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

We invest primarily in U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $20 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We are managed by Solar Capital Partners, LLC (the “Investment Adviser”). Solar Capital Management, LLC (the “Administrator”) provides the administrative services necessary for us to operate.

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

As of June 30, 2014, the Investment Adviser has invested approximately $4.2 billion in more than 160 different portfolio companies since it was founded in 2006. Over the same period, the Investment Adviser completed transactions with more than 100 different financial sponsors.

Recent Developments

On July 31, 2014, the Company’s stock repurchase program expired.

On August 4, 2014, our Board declared a quarterly distribution of $0.40 per share payable on October 1, 2014 to holders of record as of September 18, 2014.

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

Expenses

All investment professionals of the Investment Adviser and their staff, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of that personnel which is allocable to those services are provided and paid for by the Investment Adviser. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	investment advisory and management fees;

•

expenses incurred by the Investment Adviser payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

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

Portfolio and Investment Activity

During the three months ended June 30, 2014, we invested approximately $89.4 million across 9 portfolio companies. This compares to investing approximately $101.3 million in 5 portfolio companies for the three months ended June 30, 2013. Investments sold or prepaid during the three months ended June 30, 2014 totaled approximately $137.8 million versus approximately $72.8 million for the three months ended June 30, 2013.

At June 30, 2014, our portfolio consisted of 43 portfolio companies and was invested 57.9% in senior secured loans, 18.3% in subordinated debt, 2.3% in preferred equity and 21.5% in common equity and warrants measured at fair value versus 41 portfolio companies invested 37.9% in senior secured loans, 28.3% in subordinated debt, 10.1% in preferred equity and 23.7% in common equity and warrants measured at fair value at June 30, 2013.

The weighted average yields on our portfolio of income producing investments were 10.5% and 12.1%, respectively, at June 30, 2014 and 2013, measured at fair value.

At June 30, 2014, 71.0% or $663.1 million of our income producing investment portfolio* is floating rate and 29.0% or $271.1 million is fixed rate, measured at fair value. At June 30, 2013, 51.5% or $634.9 million of our income producing investment portfolio* was floating rate and 48.5% or $599.1 million was fixed rate, measured at fair value. As of June 30, 2014 and 2013, we had one and two issuers on non-accrual status, respectively.

Since inception, Solar Capital Ltd. and its predecessor companies have invested approximately $3.5 billion in 112 portfolio companies. Over the same period, Solar Capital Ltd. has completed transactions with more than 80 different financial sponsors.

Crystal Capital Financial Holdings LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions, from SSP Energy Ltd., Quartz Managers LLC and Quantum Strategic Partners Ltd. (the “Crystal Acquisition”) pursuant to a definitive agreement entered into on December 17, 2012. We invested $275 million in cash to effect the Crystal Acquisition. Crystal Financial owns approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest is held by various employees of Crystal Financial LLC, through their investment in Crystal Management LP. Crystal Financial LLC had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On January 27, 2014 the revolving credit facility was expanded to $300 million.

As of June 30, 2014, Crystal Financial had 28 funded commitments to 24 different issuers with a total par value of approximately $351.0 million on total assets of $431.1 million. As of June 30, 2013, total par value and total assets were $364.1 million and $434.4 million, respectively. All loans were floating rate with the largest loan outstanding totaling $29.1 million. The average exposure per issuer was $14.6 million. Crystal Financial’s credit facility, which is non-recourse to Solar Capital, had approximately $150.0 million of borrowings outstanding at June 30, 2014. For the three and six months ended June 30, 2014, Crystal Financial had net income of $1.8 million and $9.6 million on gross income of $12.6 million and $14.0 million, respectively. For

*	We have included Crystal Capital Financial Holdings LLC as 100% floating rate.

the three and six months ended June 30, 2013, Crystal Financial had net income of $9.4 million and $15.9 million on gross income of $26.8 million and $26.4 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and available cash distributions.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a program for the purpose of repurchasing up to $100 million of the Company’s common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 and 10b-5 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Company’s board of directors extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100 million of the Company’s outstanding shares of common stock have been repurchased. During the six months ended June 30, 2014, the Company repurchased 1,779,033 shares at an average price of approximately $21.97 per share, inclusive of commissions. This represented a discount of approximately 2.1% of the net asset value per share at June 30, 2014. The total dollar amount of shares repurchased in this period is $39.1 million, leaving a maximum of $43.4 million available if the program is extended. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions, for a total dollar amount of $17.5 million. This represented a discount of approximately 2.3% of the net asset value per share at December 31, 2013.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2014, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

Revenue Recognition

The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our investments may have contractual PIK interest or dividends. PIK interest and dividends computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends is reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring fees are recorded as other income when earned.

The higher yields and interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Adviser based on non-cash accruals that ultimately may not be realized, but the Adviser will be under no obligation to reimburse the Company for these fees.

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

Income Taxes

Solar Capital Ltd., a U.S. corporation, has elected to be treated as a RIC under Subchapter M of the Code, as amended. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income. As of June 30, 2014, the accrual for excise tax was $0.

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended June 30, 2014 and 2013:

Investment Income

For the three and six months ended June 30, 2014, gross investment income totaled $28.0 million and $60.6 million, respectively. For the three and six months ended June 30, 2013, gross investment income totaled $39.1 million and $85.2 million, respectively. The decrease in gross investment income year over year was primarily due to a smaller income producing portfolio from the net effect of portfolio repayments, as well as portfolio yield compression.

Expenses

Expenses totaled $11.9 million and $27.1 million, respectively, for the three and six months ended June 30, 2014, of which $6.2 million and $15.6 million, respectively, were base management fees and performance-based incentive fees and $3.6 million and $7.2 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.1 million and $4.3 million, respectively, for the three and six months ended June 30, 2014. Expenses totaled $19.9 million and $40.5 million, respectively, for the three and six months ended June 30, 2013, of which $12.1 million and $25.6 million, respectively, were base management fees and performance-based incentive fees and $4.8 million and $9.6 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $3.0 million and $5.2 million, respectively, for the three and six months ended June 30, 2013. Operating expenses generally consist of base management and performance-based incentive fees, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, among others. The decrease in expenses year over year was primarily due to a decrease in management and performance-based incentive fees on lower investment income and portfolio size, as well as decreases in debt expenses due to lower average borrowings.

Net Investment Income

The Company’s net investment income totaled $16.1 million and $33.6 million, or $0.38 and $0.77, per average share, respectively, for the three and six months ended June 30, 2014. The Company’s net investment income totaled $19.3 million and $44.8 million, or $0.43 and $1.00, per average share, respectively, for the three and six months ended June 30, 2013.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $138 million and $346 million, respectively, for the three and six months ended June 30, 2014. Net realized losses over the same periods were $0.7 million and $27.1 million, respectively. The Company had investment sales and prepayments totaling approximately $73 million and $142 million, respectively, for the three and six months ended June 30, 2013. Net realized losses over the same periods were $1.9 million and $1.2 million, respectively. Net realized losses for the three months ended June 30, 2014 were primarily related to the expiration of an interest rate cap. Net realized losses for the six months ended June 30, 2014 were primarily related to the partial realization of previously recognized unrealized losses on our investment in ARK Real Estate, L.P. Net realized loss for the three and six months ended June 30, 2013 was primarily related to sales of selected assets.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2014, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $1.7 million and $24.4 million, respectively. For the three and six months ended June 30, 2013, net change in unrealized loss on the Company’s assets and liabilities totaled $17.4 million and $7.8 million, respectively. Net unrealized gain for the three months ended June 30, 2014 is primarily due to the reversal of unrealized depreciation on an expired interest rate cap. Net unrealized gain for the six months ended June 30, 2014 is primarily due to the reversal of unrealized depreciation on our investment in Ark Real Estate, L.P. Net unrealized loss for the three and six months ended June 30, 2013 was primarily attributable to the decline in value of two of our investments, DS Waters and Rug Doctor, along with modest yield widening in the overall portfolio.

Net Increase (Decrease) in Net Assets From Operations

For the three and six months ended June 30, 2014, the Company had a net increase in net assets resulting from operations of $17.1 million and $30.8 million, respectively. For the same periods, earnings per average share were $0.40 and $0.71, respectively. For the three and six months ended June 30, 2013, the Company had a net increase (decrease) in net assets resulting from operations of ($0.0) million and $35.8 million, respectively. For the same periods, earnings (loss) per average share were ($0.00) and $0.80, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in June 2018, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of June 30, 2014, we had a total of $490.0 million of unused borrowing capacity under our Credit Facility, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held $490 million in cash equivalents as of June 30, 2014.

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

Revolving & Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440 million of revolving credit and $50 million in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50 million of revolving credit, bringing the total revolving credit capacity to $490 million. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the establishment of the Credit Facility, the predecessor facility and a term loan were retired, resulting in $2.3 million of non-recurring charges to expense unamortized costs in the year ended December 31, 2012. Expenses associated with the July 2013 amendment of the Credit Facility, the retirement of our $100 million revolving credit facility with Wells Fargo Securities, LLC as well as the subsequent December 2013 commitment increase totaled $2.5 million. At June 30, 2014, outstanding USD equivalent borrowings under the Credit Facility totaled $50 million in term loans.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At June 30, 2014, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of June 30, 2014:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility (1)	$—	$—	$—	$—	$—
Unsecured senior notes	100.0	—	—	—	100.0
Senior secured notes	75.0	—	75.0	—	—
Term Loans	50.0	—	—	50.0	—

As of June 30, 2014, we had a total of $490.0 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
Fiscal 2014 (through June 30, 2014)	$0	$0	—	N/A
Fiscal 2013	0	0	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2014 (through June 30, 2014)	$100,000	$2,327	—	$918
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2014 (through June 30, 2014)	$75,000	$1,745	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2014 (through June 30, 2014)	$50,000	$1,163	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit.

We have also entered into two contracts under which we have future commitments: the Investment Advisory and Management Agreement, pursuant to which Solar Capital Partners, LLC has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which the Administrator has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the Investment Advisory and Management Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the investment advisory and management agreement and administration agreement without penalty upon 60 days’ written notice to the other. See note 3 to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company had unfunded commitments to various revolving and delayed draw loans. The total amount of these unfunded commitments as of June 30, 2014 and December 31, 2013 is $95.4 million and $15.0 million, respectively.

In the normal course of its business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Statement of Assets and Liabilities.

Distributions

The following table reflects the cash distributions per share on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
August 4, 2014	September 18, 2014	October 1, 2014	$0.40
May 5, 2014	June 19, 2014	July 1, 2014	0.40
February 25, 2014	March 20, 2014	April 1, 2014	0.40

Total 2014			$1.20

Fiscal 2013
October 30, 2013	December 19, 2013	January 3, 2014	$0.40
July 24, 2013	September 19, 2013	October 2, 2013	0.40
May 7, 2013	June 20, 2013	July 1, 2013	0.60
February 25, 2013	March 21, 2013	April 2, 2013	0.60

Total 2013			$2.00

Fiscal 2012
November 1, 2012	December 20, 2012	January 3, 2013	$0.60
July 31, 2012	September 20, 2012	October 2, 2012	0.60
May 1, 2012	June 19, 2012	July 3, 2012	0.60
February 22, 2012	March 20, 2012	April 3, 2012	0.60

Total 2012			$2.40

Fiscal 2011
November 1, 2011	December 15, 2011	December 29, 2011	$0.60
August 2, 2011	September 20, 2011	October 4, 2011	0.60
May 2, 2011	June 17, 2011	July 5, 2011	0.60
March 1, 2011	March 17, 2011	April 4, 2011	0.60

Total 2011			$2.40

Date Declared	Record Date	Payment Date	Amount
Fiscal 2010
November 2, 2010	December 17, 2010	December 30, 2010	$0.60
August 3, 2010	September 17, 2010	October 4, 2010	0.60
May 4, 2010	June 17, 2010	July 2, 2010	0.60
January 26, 2010	March 18, 2010	April 1, 2010	0.34	*

Total 2010			$2.14

*	Partial period distribution of $0.60 per share pro-rated for the number of days that remained in the quarter after our initial public offering.

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into an Investment Advisory and Management Agreement with the Investment Adviser. Mr. Gross, our chairman and chief executive officer, is a managing member and a senior investment professional of, and has financial and controlling interests in, the Investment Adviser. In addition, Mr. Spohler, our chief operating officer is a managing member and a senior investment professional of, and has financial interests in, the Investment Adviser.

•

The Administrator provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief compliance officer, our chief financial officer and any administrative support staff. The Investment Adviser is the sole member of and controls the Administrator.

•	We have entered into a license agreement with the Investment Adviser, pursuant to which the Investment Adviser has granted us a non-exclusive, royalty-free license to use the name “Solar Capital.”

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to Solar Senior Capital Ltd., a publicly traded BDC, which focuses on investing primarily in senior secured loans, including first lien and second lien debt instruments. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Richard L. Peteka, our chief financial officer, serve in similar capacities for Solar Senior Capital Ltd. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the six months ended June 30, 2014, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of June 30, 2014, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would decrease our net investment income by approximately one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2014, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately four cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. At June 30, 2014, we have no interest rate hedging instruments outstanding.

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

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the June 17, 2014 filing of our Registration Statement on Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form N-2 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended June 30, 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2014.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)