Form 10-Q
period 2014-09-30
Solar Capital Ltd.
filed 2014-11-04
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2014

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 3, 2014 was 42,465,162.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2014 (unaudited) and December 31, 2013	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2014 (unaudited) and the three and nine months ended September 30, 2013 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 (unaudited) and the nine months ended September 30, 2013 (unaudited)	6

	Consolidated Schedule of Investments as of September 30, 2014 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2013	11

	Notes to Consolidated Financial Statements (unaudited)	15

	Report of Independent Registered Public Accounting Firm	31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

	Signatures	51

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Investments at fair value:
Companies less than 5% owned (cost: $766,404 and $688,685, respectively)	$759,557	$680,720
Companies 5% to 25% owned (cost: $8,511 and $7,789, respectively)	7,235	7,789
Companies more than 25% owned (cost: $341,202 and $394,285, respectively)	367,775	399,890

Total investments (cost: $1,116,117 and $1,090,759, respectively)	1,134,567	1,088,399
Cash and cash equivalents	557,164	585,278
Foreign currency (cost: $68 and $1,702, respectively)	66	1,701
Interest receivable	5,372	5,623
Dividends receivable	8,153	8,605
Deferred financing costs	3,273	3,300
Derivatives (see note 7)	—	—
Receivable for investments sold	7,714	14,870
Prepaid expenses and other assets	933	666

Total assets	$1,717,242	$1,708,442

Liabilities
Revolving credit facilities (see note 6 and 8)	$—	$—
Unsecured senior notes (see note 8)	100,000	100,000
Senior secured notes (see note 6 and 8)	75,000	75,000
Term loan (see note 6 and 8)	50,000	50,000
Distributions payable	16,986	17,698
Payable for investments and cash equivalents purchased	514,684	454,887
Management fee payable (see note 3)	6,159	5,780
Performance-based incentive fee payable (see note 3)	—	4,633
Administrative services expense payable (see note 3)	1,622	2,085
Interest payable (see note 8)	2,595	1,499
Other liabilities and accrued expenses	1,492	1,223

Total liabilities	$768,538	$712,805

Commitments and contingencies (see note 12)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,465,162 and 44,244,195 shares issued and outstanding, respectively	$425	$442
Paid-in capital in excess of par	1,071,484	1,110,545
Distributions in excess of net investment income	(18,885)	(17,344)
Accumulated net realized loss	(122,767)	(92,706)
Net unrealized appreciation (depreciation)	18,447	(5,300)

Total net assets	$948,704	$995,637

Net Asset Value Per Share	$22.34	$22.50

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$18,897	$28,128	$60,932	$83,081
Companies 5% to 25% owned	253	3,189	733	6,085
Companies more than 25% owned	817	3,184	2,594	7,736
Dividends:
Companies 5% to 25% owned	—	—	—	5,565
Companies more than 25% owned	8,391	8,485	24,733	25,761

Total investment income	28,358	42,986	88,992	128,228

EXPENSES:
Management fees (see note 3)	$6,159	$6,613	$18,542	$21,014
Performance-based incentive fees (see note 3)	—	5,407	3,213	16,601
Interest and other credit facility expenses (see note 8)	3,630	6,755	10,843	16,397
Administrative services expense (see note 3)	1,268	1,196	3,879	3,452
Other general and administrative expenses	941	1,387	2,599	4,361

Total expenses	11,998	21,358	39,076	61,825

Net investment income	$16,360	$21,628	$49,916	$66,403

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS, FOREIGN CURRENCIES AND DERIVATIVES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$—	$2,185	$6	$794
Companies 5% to 25% owned	—	(17,728)	1,176	(17,728)
Companies more than 25% owned	51	—	(25,233)	472

Net realized gain (loss) on investments and cash equivalents	51	(15,543)	(24,051)	(16,462)
Net realized loss on foreign currencies and derivatives:	(3,016)	(110)	(6,010)	(414)

Net realized loss	(2,965)	(15,653)	(30,061)	(16,876)

Net change in unrealized gain (loss) on investments and cash equivalents	(609)	5,904	20,810	(3,791)
Net change in unrealized gain (loss) on foreign currencies and derivatives	(18)	(1,309)	2,937	627

Net change in unrealized gain (loss)	(627)	4,595	23,747	(3,164)

Net realized and unrealized gain (loss) on investments, cash equivalents, foreign currencies and derivatives	(3,592)	(11,058)	(6,314)	(20,040)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$12,768	$10,570	$43,602	$46,363

EARNINGS PER SHARE (see note 5)	$0.30	$0.24	$1.01	$1.04

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Nine months ended September 30, 2014 (unaudited)	Year ended December 31, 2013
Increase in net assets resulting from operations:
Net investment income	$49,916	$84,935
Net realized loss	(30,061)	(44,425)
Net change in unrealized gain (loss)	23,747	34,800

Net increase in net assets resulting from operations	43,602	75,310

Distributions to stockholders:
From net investment income	(51,457)	(68,796)
From net realized gains	—	(20,652)

Net distributions to stockholders	(51,457)	(89,448)

Capital transactions:
Net proceeds from common stock sold	—	146,857
Repurchases of common stock	(39,078)	(17,508)
Less offering costs	—	(61)
Reinvestment of distributions	—	2,214

Net increase (decrease) in net assets resulting from capital transactions	(39,078)	131,502

Total increase (decrease) in net assets	(46,933)	117,364
Net assets at beginning of period	995,637	878,273

Net assets at end of period (1)	$948,704	$995,637

Capital stock activity:
Common stock sold	—	6,253,226
Common stock repurchased	(1,779,033)	(796,418)
Common stock issued from reinvestment of distributions	—	93,327

Net increase (decrease) from capital stock activity	(1,779,033)	5,550,135

(1)	Includes undistributed (overdistributed) net investment income of ($18,885) and ($17,344), respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities:
Net increase in net assets from operations	$43,602	$46,363

Adjustments to reconcile net increase in net assets from operations:
Net realized loss on investments and cash equivalents	24,051	16,462
Net realized loss on foreign currencies and derivatives	6,010	414
Net change in unrealized (gain) loss on investments and cash equivalents	(20,810)	3,791
Net change in unrealized (gain) loss on foreign currencies and derivatives	(2,937)	(627)

(Increase) decrease in operating assets:
Purchase of investments	(579,059)	(227,497)
Proceeds from disposition of investments	529,394	446,542
Capitalization of payment-in-kind interest	(3,169)	(10,427)
Collections of payment-in-kind interest	352	33,508
Receivable for investments sold	7,156	(15,969)
Interest receivable	251	4,816
Dividend receivable	452	(8,080)
Prepaid expenses and other assets	(267)	(232)

Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	59,797	(11,981)
Management fee payable	379	1
Performance-based incentive fees payable	(4,633)	(643)
Administrative services expense payable	(463)	392
Interest payable	1,096	184
Other liabilities and accrued expenses	269	(796)

Net Cash Provided by Operating Activities	61,471	276,221

Cash Flows from Financing Activities:
Cash distributions paid	(52,169)	(74,991)
Common stock offering costs	—	(60)
Deferred financing costs	27	919
Net proceeds from common stock sold	—	146,857
Repurchase of common stock	(39,078)	(15,489)
Proceeds from borrowings	—	513,592
Repayments of borrowings	—	(778,044)

Net Cash Used In Financing Activities	(91,220)	(207,216)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,749)	69,005
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	586,979	15,039

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$557,230	$84,044

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,747	$16,213
Cash paid for income taxes	$—	$690

Non-cash financing activities consist of the reinvestment of distributions of $0 and $2,214 for the nine months ended September 30, 2014 and 2013, respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2014

(in thousands)

Description	Industry	Interest (1)	Maturity	Acquisition Date	Par Amount		Cost	Fair Value
Bank Debt/Senior Secured Loans — 64.0%
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	9.50%	8/24/2021	2/20/2014		$25,000	$24,702	$25,000
Asurion, LLC	Insurance	8.50%	3/3/2021	2/27/2014		10,000	9,859	10,137
Argo Turboserve Corporation & Argo Tech, LLC	Air Freight & Logistics	8.49%	5/2/2016	5/2/2014		10,725	10,725	10,725
AviatorCap SII, LLC I (3)	Aerospace & Defense	12.00%	12/31/2014	5/31/2011		1,642	1,640	1,642
AviatorCap SII, LLC II (3)	Aerospace & Defense	11.00%	12/31/2014	8/23/2011		1,771	1,769	1,771
Bishop Lifting Products, Inc. (10)	Trading Companies & Distributors	9.00%	3/27/2022	3/24/2014		25,000	24,762	25,000
Blue Coat Systems, Inc.	Internet Software & Services	9.50%	6/28/2020	6/28/2013		20,500	20,322	20,500
Body Central Stores, Inc	Specialty Retail	8.24%	2/6/2017	2/6/2014		7,059	6,981	7,059
CAMP International Holding Company	Aerospace & Defense	8.25%	11/30/2019	12/2/2013		5,000	5,000	5,053
CT Technologies Intermediate Holdings, Inc	Health Care Technology	9.25%	10/5/2020	10/2/2013		9,500	9,378	9,500
Datapipe, Inc	IT Services	8.50%	9/15/2019	8/14/2014		22,000	21,566	21,560
Direct Buy Inc. (4)	Multiline Retail	12.00% PIK	10/31/2019	11/5/2012		8,511	8,511	7,235
Easyfinancial Services, Inc. (6)(7).	Consumer Finance	8.49%	10/4/2018	9/27/2012	C$	10,000	9,261	9,019
Emerging Markets Communications, LLC	Wireless Telecommunication Services	9.50%	11/20/2020	5/20/2014		$27,000	26,547	26,527
Filtration Group Corp	Industrial Conglomerates	8.25%	11/21/2021	11/15/2013		6,000	5,945	6,022
Global Tel*Link Corporation	Communications Equipment	9.00%	11/23/2020	5/21/2013		13,500	13,266	13,428
Grakon, LLC (2)	Machinery	12.00%	12/31/2015	3/21/2011		9,524	8,709	9,524
Greystone Select Holdings LLC & Greystone & Co., Inc	Thrifts & Mortgage Finance	9.00%	3/26/2021	3/25/2014		9,950	9,896	9,950
Ikaria, Inc	Health Care Technology	8.75%	2/12/2022	2/4/2014		19,000	18,865	19,285
Inmar Acquisition Sub., Inc	Professional Services	8.00%	1/27/2022	1/27/2014		10,000	9,906	9,850
K2 Pure Solutions NoCal, L.P	Chemicals	10.00%	8/19/2019	8/19/2013		11,428	11,232	11,428
Kore Wireless Group Inc	Wireless Telecommunication Services	9.25%	3/12/2021	9/12/2014		45,500	44,595	44,590
Landslide Holdings, Inc	Software	8.25%	2/25/2021	2/25/2014		16,300	16,276	16,300
Pharmedium Healthcare Corp.	Health Care Providers & Services	7.75%	1/28/2022	1/28/2014		5,000	4,977	5,000
Pronutria, Inc.	Pharmaceuticals	9.66%	5/15/2018	5/15/2014		7,000	6,953	6,930
Quantum Foods, LLC**	Food Products	14.73%	8/20/2014	2/20/2014		8,961	7,198	2,600
Radius Health, Inc. (7)	Pharmaceuticals	10.01%	5/30/2018	5/30/2014		12,500	12,324	12,500
Rug Doctor, LLC (3)	Diversified Consumer Services	11.25%	6/30/2017	12/23/2013		9,111	8,650	8,929
Syndax Pharmaceuticals, Inc	Pharmaceuticals	8.95%	6/13/2018	9/25/2014		5,000	4,953	4,953
Southern Auto Finance Company (7)(8)	Consumer Finance	11.00%	12/4/2018	10/19/2011		25,000	24,589	25,500
SOINT, LLC (3)	Aerospace & Defense	15.00%	6/30/2016	6/8/2012		9,976	9,872	9,976
T2 Biosystems, Inc	Health Care Equipment & Supplies	7.21%	7/1/2019	7/11/2014		8,333	8,311	8,292
Tecomet, Inc	Health Care Equipment & Supplies	9.75%	6/19/2020	12/19/2013		61,400	59,896	62,014
TMK Hawk Parent, Corp. (TriMark)	Trading Companies and Distributors	8.50%	10/1/2022	9/26/2014		20,000	19,800	19,800
The Robbins Company TLA	Construction & Engineering	11.74%	5/31/2017	5/31/2013		12,704	13,129	13,129
The Robbins Company TLB	Construction & Engineering	11.74%	4/25/2015	5/31/2013		4,193	4,138	4,277
U.S. Anesthesia Partners, Inc TL	Health Care Providers & Services	6.00%	12/31/2019	9/24/2014		20,000	19,900	19,900
U.S. Anesthesia Partners, Inc TLB	Health Care Providers & Services	9.00%	9/24/2020	9/24/2014		30,000	29,700	29,700
Varilease Finance, Inc	Multi-Sector Holdings	9.25%	8/24/2020	8/22/2014		28,000	27,517	27,510
Xand Operations, LLC	IT Services	8.50%	5/13/2020	5/13/2014		25,500	25,255	25,500

Total Bank Debt/Senior Secured Loans							$606,875	$607,615

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2014

(in thousands except share/unit amounts)

Description	Industry	Interest (1)		Maturity	Acquisition Date	Par Amount	Cost	Fair Value
Subordinated Debt/Corporate Notes — 16.5%
Adams Outdoor Advertising	Media	17.00%		12/8/2015	12/8/2010	$42,500	$42,274	$42,500
Alegeus Technologies Holdings Corp.	Health Care Technology	12.00%		2/15/2019	6/24/2012	28,200	27,722	27,354
Grakon Holdings LLC Sr (2)	Machinery	14.00% PIK		12/31/2015	3/21/2011	2,319	2,319	2,319
Grakon Holdings LLC Jr (2)	Machinery	12.00% PIK		12/31/2015	3/21/2011	11,414	10,906	11,414
Richelieu Foods, Inc.	Food Products	13.75%(12% Cash & 1.75%PIK)	(5)	5/18/2016	11/18/2010	23,843	23,613	23,843
WireCo. Worldgroup Inc.	Building Products	9.00%		5/15/2017	6/28/2012	48,000	47,708	48,720

Total Subordinated Debt/Corporate Notes							$154,542	$156,150

						Shares/Units
Preferred Equity — 2.4%
SOAGG LLC (3)(7)(9)	Aerospace & Defense	8.27%	(5)	6/30/2018	12/14/2010	12,913	$12,913	$13,204
SOINT, LLC (3)(7)(9)	Aerospace & Defense	15.00%		6/30/2018	6/8/2012	86,667	8,667	9,533
Wyle Laboratories*	Aerospace & Defense	8.00%		7/17/2015	6/26/2009	387	39	56

Total Preferred Equity							$21,619	$22,793

Common Equity/Partnership Interests/ Warrants — 36.7%
Ark Real Estate Partners LP (2)(3)*	Diversified Real Estate Activities				3/12/2007	2,059,476	$1,389	$914
Ark Real Estate Partners II LP (2)(3)*	Diversified Real Estate Activities				10/23/2012	48,034	22	22
Crystal Financial LLC (3)(7)(11)	Diversified Financial Services				12/28/2012	—	275,000	300,000
Direct Buy Inc. (4)*	Multiline Retail				11/5/2012	76,999	—	—
Grakon, LLC (2)*	Machinery				3/21/2011	1,714,286	1,714	339
Grakon, LLC Warrants (2)*	Machinery				3/21/2011	3,518,001	—	696
Great American Group Inc. (7)*	Research & Consulting Services				3/16/2007	38,015	2,684	304
Nuveen Investments, Inc. (MDCP Co-Investors, L.P.)*	Asset Management & Custody Banks				11/13/2007	—	30,884	23,476
RD Holdco Inc. (Rug Doctor) (3)*	Diversified Consumer Services				12/23/2013	231,177	15,683	16,263
RD Holdco Inc. (Rug Doctor) Class B (3)*	Diversified Consumer Services				12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)*	Diversified Consumer Services				12/23/2013	30,370	381	305
Radius Health, Inc.*	Pharmaceuticals				5/30/2014	20,435	98	429
Radius Health, Inc. Warrants (7)*	Pharmaceuticals				7/10/2014	4,706	10	45

Total Common Equity/Partnership Interests/Warrants							$333,081	$348,009

Total Investments — 119.6%							$1,116,117	$1,134,567

						Par Amount
Cash Equivalents — 51.6%
U.S. Treasury Bill	Government	0.01%		10/30/2014	9/30/2014	490,000	489,996	489,996

Total Investments & Cash Equivalents 171.2%							1,606,113	1,624,563
Liabilities in Excess of Other Assets — (71.2%)								(675,859)

Net Assets — 100.0%								$948,704

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2014.
(2)	Investments are held in taxable subsidiaries. Ark Real Estate Partners is held through SLRC ADI Corp. and our equity investments in Grakon LLC are held through Grakon TL Holding, Inc.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2014

(in thousands)

(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2014 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2013	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/Dividend Income	Fair Value at September 30, 2014
ARK Real Estate Partners LP	$19,565	$—	$18,579	$(25,190)	$—	$914
ARK Real Estate Partners II LP	456	—	433	(43)	—	22
AviatorCap SII, LLC I	2,272	—	630	—	183	1,642
AviatorCap SII, LLC II	2,945	—	1,173	—	206	1,771
AviatorCap SII, LLC III	696	—	696	—	16	—
Crystal Financial LLC	305,000	—	—	—	22,900	300,000
RD Holdco Inc. (Rug Doctor, common equity)	15,683	—	—	—	—	16,263
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	381	—	—	—	—	305
Rug Doctor LLC	8,747	—	—	—	896	8,929
SOAGG LLC	16,719	382	4,129	—	863	13,204
SOINT, LLC	11,592	—	1,617	—	1,260	9,976
SOINT, LLC (preferred equity)	9,533	—	—	—	970	9,533
USAW 767	1,085	—	1,085	—	33	—

	$399,890	$382	$28,342	$(25,233)	$27,327	$367,775

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2014 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2013	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/Dividend Income	Fair Value at September 30, 2014
Direct Buy Inc. (common equity)	$—	$—	$—	$—	$—	$—
Direct Buy Inc. (senior secured loan)	7,789	722	—	—	733	7,235
DSW Group Holdings LLC	—	—	—	928	—	—
National Interest Security Corporation	—	—	—	248	—	—

	$7,789	$722	$—	$1,176	$733	$7,235

(5)	A portion of the coupon may be payable in kind (PIK).
(6)	The following entity is domiciled outside the United States and the investments are denominated in Canadian Dollars: Easyfinancial Services, Inc. in Canada.
(7)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
(8)	Includes an unfunded commitment of $4,888.
(9)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(10)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(11)	Investment represents the operating company after consolidation of the holding company Crystal Capital Financial Holdings LLC.
*	Non-income producing security.
**	Investment is on non-accrual status.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2014

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2014
Diversified Financial Services	26.4%
Health Care Providers & Services	7.0%
Wireless Telecommunications Services	6.3%
Health Care Equipment & Supplies	6.2%
Health Care Technology	5.0%
Building Products	4.3%
IT Services	4.2%
Trading Companies & Distributors	4.0%
Media	3.8%
Aerospace & Defense	3.6%
Consumer Finance	3.0%
Diversified Consumer Services	2.7%
Multi-Sector Holdings	2.4%
Food Products	2.3%
Pharmaceuticals	2.2%
Machinery	2.1%
Asset Management & Custody Banks	2.1%
Internet Software & Services	1.8%
Construction & Engineering	1.5%
Software	1.4%
Communications Equipment	1.2%
Chemicals	1.0%
Air Freight & Logistics	1.0%
Insurance	0.9%
Thrifts & Mortgage Finance	0.9%
Professional Services	0.9%
Multiline Retail	0.6%
Specialty Retail	0.6%
Industrial Conglomerates	0.5%
Diversified Real Estate Activities	0.1%
Research & Consulting Services	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands)

Description (1)	Industry	Interest (2)	Maturity	Acquisition Date	Par Amount		Cost	Fair Value
Bank Debt/Senior Secured Loans — 44.6%
Active Media Services, Inc	Media	9.74%	2/1/2018	9/6/2013		$10,000	$9,741	$10,000
AviatorCap SII, LLC I (4)	Aerospace & Defense	12.00%	12/31/2014	5/31/2011		2,272	2,262	2,272
AviatorCap SII, LLC II (4)	Aerospace & Defense	11.00%	12/31/2014	8/23/2011		2,945	2,929	2,945
AviatorCap SII, LLC III (4)	Aerospace & Defense	13.00%	12/31/2014	7/19/2011		696	691	696
Blue Coat Systems, Inc.	Internet Software & Services	9.50%	6/28/2020	6/28/2013		20,500	20,305	20,910
CAMP International Holding Company	Aerospace & Defense	8.25%	11/30/2019	12/2/2013		5,000	5,000	5,109
CT Technologies Intermediate Holdings, Inc	Healthcare Technology	9.25%	10/5/2020	10/2/2013		9,500	9,362	9,500
Direct Buy Inc. (5)	Multiline Retail	12.00% PIK	10/31/2019	11/5/2012		7,789	7,789	7,789
Easyfinancial Services, Inc. (7)(8).	Consumer Finance	9.98%	10/4/2017	9/27/2012	C$	10,000	9,737	9,415
Filtration Group Corp	Industrial Conglomerates	8.25%	11/21/2021	11/15/2013		$6,000	5,940	6,150
Genex Services, Inc	Insurance	9.25%	1/26/2019	7/26/2013		15,000	14,862	15,000
Global Tel*Link Corporation	Communications Equipment	9.00%	11/23/2020	5/21/2013		13,500	13,245	12,926
Grakon, LLC (3)	Machinery	12.00%	12/31/2015	3/21/2011		9,524	8,304	9,524
Interactive Health Solutions, Inc.	Health Care Services	11.50%	10/4/2016	10/4/2011		17,813	17,544	17,813
Isotoner Corporation	Specialty Retail	10.75%	1/8/2018	7/8/2011		45,000	44,126	45,000
K2 Pure Solutions NoCal, L.P	Chemicals	10.00%	8/19/2019	8/19/2013		11,500	11,280	11,270
MYI Acquiror Corporation (8).	Insurance	13% (12% Cash & 1% PIK)(6)	3/13/2017	9/13/2011		26,035	25,702	26,296
Quantum Foods, LLC	Food Products	11.74%	2/6/2018	2/1/2013		32,813	32,813	32,813
Renaissance Learning, Inc	Education Services	8.75%	5/14/2021	10/16/2013		8,000	7,881	8,095
Rug Doctor, LLC (4)	Diversified Consumer Services	11.25%	6/30/2017	6/7/2012		9,111	8,551	8,747
SMG	Commercial Services & Supplies	10.75%	12/7/2018	10/19/2011		25,000	24,618	25,000
Southern Auto Finance Company (8)(9)	Consumer Finance	11.00%	12/4/2018	12/4/2018		25,000	24,551	25,000
SOINT, LLC (4)	Aerospace & Defense	15.00%	6/30/2016	6/8/2012		11,592	11,430	11,592
Spencer Spirit Holdings, Inc.	Specialty Retail	11.00%	5/1/2017	4/11/2011		10,000	10,000	10,825
Tecomet, Inc	Health Care Equipment & Supplies	9.75%	6/19/2020	12/19/2013		45,000	43,767	43,762
The Robbins Company TLA	Construction & Engineering	11.74%	5/31/2017	5/31/2013		15,057	14,897	15,057
The Robbins Company TLB	Construction & Engineering	11.74%	4/25/2015	5/31/2013		4,561	4,429	4,561
TravelClick, Inc.	Hotels, Restaurants & Leisure	9.75%	3/26/2018	3/25/2013		20,000	19,831	20,000
Trinet HR Corporation	Professional Services	8.75%	2/20/2021	8/14/2013		25,000	24,514	25,250
USAW 767 (4)	Aerospace & Defense	14.50%	6/30/2014	12/14/2010		1,085	1,083	1,085

Total Bank Debt/Senior Secured Loans							$437,184	$444,402

Subordinated Debt/Corporate Notes — 25.5%
Adams Outdoor Advertising	Media	17.00%	12/8/2015	12/8/2010		$42,500	$42,153	$44,200
Alegeus Technologies Holdings Corp.	Health Care Technology	12.00%	2/15/2019	6/24/2012		28,200	27,663	28,200
Asurion Holdco	Insurance	11.00%	3/2/2019	2/16/2012		12,000	11,713	12,390
Earthbound Farm	Food Products	14.25%	6/21/2017	12/21/2010		58,947	58,137	60,127
Grakon Holdings LLC Sr (3)	Machinery	14.00% PIK	12/31/2015	3/21/2011		2,091	2,091	2,091
Grakon Holdings LLC Jr (3)	Machinery	12.00% PIK	12/31/2015	3/21/2011		13,693	12,544	11,639
Granite Global Solutions Corp. (7)(8)	Insurance	13.50%	11/30/2016	5/31/2011	C$	25,714	25,833	24,210
Richelieu Foods, Inc.	Food Products	13.75%(12% Cash & 1.75%PIK)(6)	5/18/2016	11/18/2010		$23,470	23,149	23,235
WireCo. Worldgroup Inc.	Building Products	11.75%	5/15/2017	6/28/2012		48,000	47,640	48,000

Total Subordinated Debt/Corporate Notes							$250,923	$254,092

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2013

(in thousands, except share/unit amounts)

Description (1)	Industry	Interest (2)		Maturity	Acquisition Date	Shares/ Units	Cost	Fair Value
Preferred Equity — 2.7%
SOAGG LLC (4)(8)(10)	Aerospace & Defense	8.53	% (6)	6/30/2018	12/14/2010	16,659	$16,659	$16,719
SOINT, LLC (4)(8)(10)	Aerospace & Defense	15.00%		6/30/2018	6/8/2012	86,667	8,667	9,533
Wyle Laboratories*	Aerospace & Defense	8.00%		7/17/2015	6/26/2009	387	39	55

Total Preferred Equity							$25,365	$26,307

Common Equity/Partnership Interests/Warrants — 36.5%
Ark Real Estate Partners LP (3)(4)*	Diversified Real Estate Activities				3/12/2007	45,905,653	$45,235	$19,565
Ark Real Estate Partners II LP (3)(4)*	Diversified Real Estate Activities				10/23/2012	1,070,679	498	456
Crystal Financial LLC (4)(8)(11)	Diversified Financial Services				12/28/2012	—	275,000	305,000
Direct Buy Inc. (5)*	Multiline Retail				11/5/2012	76,999	—	—
Grakon, LLC (3)*	Machinery				3/21/2011	1,714,286	1,714	—
Grakon, LLC Warrants (3)*	Machinery				3/21/2011	3,518,001	—	—
Great American Group Inc. (8)*	Research & Consulting Services				3/16/2007	572,800	2,681	160
Great American Group Inc. (8)(12)*	Research & Consulting Services				3/16/2007	187,500	3	53
Nuveen Investments, Inc (MDCP Co-Investors, L.P.).*	Asset Management & Custody Banks				11/13/2007	—	30,876	17,084
RD Holdco Inc. (Rug Doctor) (4)*	Diversified Consumer Services				12/23/2013	231,177	15,683	15,683
RD Holdco Inc. (Rug Doctor) Class B (4)*	Diversified Consumer Services				12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (4)*	Diversified Consumer Services				12/23/2013	30,370	381	381

Total Common Equity/Partnership Interests/Warrants							$377,287	$363,598

Total Investments — 109.3%							$1,090,759	$1,088,399

						Par Amount
Cash Equivalents — 45.2%
U.S. Treasury Bill	Government	0.000%		1/09/2014	12/23/2013	$200,000	$200,000	$200,000
U.S. Treasury Bill	Government	0.005%		1/23/2014	12/23/2013	250,000	249,999	249,999

Total Cash Equivalents							$449,999	$449,999

Total Investments & Cash Equivalents — 154.5%							$1,540,758	$1,538,398
Liabilities in Excess of Other Assets — (54.5%)								(542,761)

Net Assets — 100.0%								$995,637

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2013.
(3)	Investments are held in taxable subsidiaries. Ark Real Estate Partners LP is held through SLRC ADI Corp. and our equity investment in Grakon LLC is held through Grakon TL Holding, Inc.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2013

(in thousands)

(4)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2013 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend Income	Fair Value at December 31, 2013
AREP Embassy Row LLC	$—	$37,442	$37,820	$—	$2,045	$—
AREP Fifty-Seventh LLC	24,215	3,965	29,248	—	3,676	—
ARK Real Estate Partners II LP	7,866	—	8,187	—	1,366	—
ARK Real Estate Partners LP	35,095	—	—	—	—	19,565
ARK Real Estate Partners II LP (common equity)	824	—	—	—	—	456
AviatorCap SII, LLC I	3,044	—	771	—	335	2,272
AviatorCap SII, LLC II	4,390	—	1,446	—	432	2,945
AviatorCap SII, LLC III	4,006	—	3,310	—	302	696
Crystal Financial LLC	275,000	—	—	—	31,750	305,000
National Specialty Alloys, LLC	—	—	—	472	—	—
RD Holdco Inc. (Rug Doctor, common equity)	—	15,683	—	—	—	15,683
RD Holdco Inc. (Rug Doctor, Class B)	—	5,216	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	—	381	—	—	—	381
Rug Doctor LLC	—	8,548	—	—	30	8,747
SOAGG LLC	—	16,659	—	—	397	16,719
SOCAY Limited	14,490	412	14,327	—	866	—
SODO Corp	2,371	58	2,208	—	131	—
SOINT, LLC	15,766	—	4,496	—	2,227	11,592
SOINT, LLC (preferred equity)	8,667	—	—	—	1,300	9,533
USAW 767	3,076	—	1,991	—	315	1,085

	$398,810	$88,364	$103,804	$472	$45,172	$399,890

(5)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2013 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend Income	Fair Value at December 31, 2013
Direct Buy Inc. (common equity)	$—	$—	$—	$—	$—	$—
Direct Buy Inc.	7,700	955	866	—	976	7,789
DS Waters of America, Inc.	32,095	737	33,016	(14,273)	5,357	—
Participating Preferred Units of DSW Group Holdings LLC	—	—	—	—	—	—
Senior Preferred 15% Units of DSW Group Holdings LLC	125,611	5,628	121,149	—	5,565	—

	$165,406	$7,320	$155,031	$(14,273)	$11,898	$7,789

(6)	A portion of the coupon may be payable in kind (PIK).
(7)	The following entities are domiciled outside the United States and the investments are denominated in Canadian Dollars: Granite Global Solutions Corp. and Easyfinancial Services, Inc. in Canada.
(8)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
(9)	Includes an unfunded commitment of $4,888.
(10)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(11)	Investment represents the operating company after consolidation of the holding company Crystal Capital Financial Holdings LLC.
(12)	Founders’ Shares.
*	Non-income producing security.

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

September 30, 2014

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

September 30, 2014

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

The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)	Under procedures established by our board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with remaining maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of Solar Capital Partners, LLC (the “Investment Adviser”), does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board. Such determination of fair values involves subjective judgments and estimates.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2014, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

(c)	Gains or losses on investments are calculated by using the specific identification method.

(d)	The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the interest method or on a straight-line basis, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring and other fees for services rendered are recorded as income when earned.

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate. As of September 30, 2014 the accrual for excise tax was $0.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

(f)	Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company will generally consolidate its interest in investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured credit facility (the “Credit Facility”) and its senior secured notes (the “Senior Secured Notes”), in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to assist in measuring their fair value.

(k)	The Company records origination and other expenses related to its other debt issuances as prepaid assets. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(m)	The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25.

(n)	Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on investments may be recognized as income or applied to principal depending on management’s judgment.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

(o)	The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of issue would qualify, with limited exceptions. The Company believes that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2014 and 2013.

For the three and nine months ended September 30, 2014, the Company recognized $6,159 and $18,542, respectively, in base management fees and $0 and $3,213, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2013, the Company recognized $6,613 and $21,014, respectively, in base management fees and $5,407 and $16,601, respectively, in performance-based incentive fees.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

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

For the three and nine months ended September 30, 2014, the Company recognized expenses under the Administration Agreement of $1,268 and $3,879, respectively. For the three and nine months ended September 30, 2013, the Company recognized expenses under the Administration Agreement of $1,196 and $3,452, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2014 and 2013.

Note 4. Net Asset Value Per Share

At September 30, 2014, the Company’s total net assets and net asset value per share were $948,704 and $22.34, respectively. This compares to total net assets and net asset value per share at December 31, 2013 of $995,637 and $22.50, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Earnings per share (basic & diluted)
Numerator — net increase in net assets resulting from operations:	$12,768	$10,570	$43,602	$46,363
Denominator — weighted average shares:	42,465,162	44,741,537	43,030,805	44,676,970
Earnings per share:	$0.30	$0.24	$1.01	$1.04

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

September 30, 2014

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

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2014 and December 31, 2013:

Fair Value Measurements

As of September 30, 2014

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$74,425	$533,190	$607,615
Subordinated Debt/Corporate Notes	—	—	156,150	156,150
Preferred Equity	—	—	22,793	22,793
Common Equity/Partnership Interests/Warrants	733	—	347,276	348,009

Total Investments	733	74,425	1,059,409	1,134,567

Liabilities:
Credit Facility and Senior Secured Notes	$—	$—	$125,000	$125,000

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

Fair Value Measurements

As of December 31, 2013

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$87,940	$356,462	$444,402
Subordinated Debt/Corporate Notes	—	12,390	241,702	254,092
Preferred Equity	—	—	26,307	26,307
Common Equity/Partnership Interests/Warrants	213	—	363,385	363,598

Total Investments	213	100,330	987,856	1,088,399

Derivative assets - interest rate caps and foreign exchange contracts	—	—	—	—
Liabilities:
Credit Facility and Senior Secured Notes	$—	$—	$125,000	$125,000

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the nine months ended September 30, 2014 and the year ended December 31, 2013 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2014 and December 31, 2013:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants
Fair value, December 31, 2013	$356,462	$241,702	$26,307	$363,385
Total gains or losses included in earnings:
Net realized gain (loss)	(468)	—	—	(25,310)
Net change in unrealized gain (loss)	(6,363)	(3,375)	232	28,194
Purchase of investment securities	415,695	2,678	383	19
Proceeds from dispositions of investment securities	(249,796)	(84,855)	(4,129)	(19,012)
Transfers in/out of Level 3	17,660	—	—	—

Fair value, September 30, 2014	$533,190	$156,150	$22,793	$347,276

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(1,296)	$(519)	$232	$26,917

During the nine months ended September 30, 2014, investments with a fair value of $17,660 were transferred from Level 2 to Level 3. These transfers were a result of changes in the quantity and quality of information used as valuation inputs by the Investment Adviser. There were no other transfers between levels.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014:

Beginning fair value at December 31, 2013	$125,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value at September 30, 2014	$125,000

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the Senior Secured Notes, in accordance with ASC 825-10. On September 30, 2014, there were borrowings of $50,000 and $75,000, respectively, on the Credit Facility and the Senior Secured Notes. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility and Senior Secured Notes.

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

September 30, 2014

(in thousands, except share amounts)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

Beginning fair value at December 31, 2012	$ 389,452
Net realized (gain) loss	(517)
Net change in unrealized (gain) loss	517
Borrowings	513,592
Repayments	(778,044)
Transfers in/out of Level 3	—

Ending fair value at December 31, 2013	$125,000

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2014 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2014		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$ $	530,590 2,600	Yield Analysis Collateral Analysis	Market Yield Collateral Value	6.2% – 16.1% (10.3%) NA
Subordinated Debt/Corporate Note	Asset		$156,150	Yield Analysis	Market Yield	9.5% – 17.0% (13.4%)
Preferred Equity	Asset		$22,793	Yield Analysis	Market Yield	8.0% – 15.0%(11.1%)
Common Equity/Partnership Interests/Warrants	Asset	$ $	47,276 300,000	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	3.8x – 16.0x (8.3x) 5.5% – 9.9% (11.3%)
Credit Facility	Liability		$50,000	Yield Analysis	Market Yield	L+0.5% – L+5.5% (L+2.6%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	5.8% – 6.0%(5.9%)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2013 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2013		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset		$356,462	Yield Analysis	Market Yield	9.2% – 16.1% (11.9%)
Subordinated Debt/Corporate Note	Asset		$241,702	Yield Analysis	Market Yield	12.0% – 15.4% (13.6%)
Preferred Equity	Asset		$26,307	Yield Analysis	Market Yield	8.0% – 15.0%(10.9%)
Common Equity/Partnership Interests/Warrants	Asset	$ $	58,385 305,000	Enterprise Value Enterprise Value	Enterprise Value Return on Equity	6.8x – 16.8x (9.4x) 5.1% – 10.4%(12.3%)
Credit Facility	Liability		$50,000	Yield Analysis	Market Yield	L+0.5% – L+5.5% (L+2.6%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	4.1% – 8.2%(6.2%)

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

There are no interest rate caps outstanding as of September 30, 2014. The following table highlights the interest rate caps outstanding as of December 31, 2013:

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

As of September 30, 2014 and December 31, 2013, there were no open forward foreign currency contracts outstanding. The Company also had no derivatives designated as hedging instruments at September 30, 2014 and December 31, 2013.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

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

Revolving and Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440,000 of revolving credit and $50,000 in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50,000 of revolving credit, bringing the total revolving credit capacity to $490,000. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. At September 30, 2014, outstanding USD equivalent borrowings under the Credit Facility totaled $50,000 in term loans.

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

The Company has made an irrevocable election to apply the fair value option of accounting to its Credit Facility and Senior Secured Notes, in accordance with ASC 825-10. We believe accounting for the Credit Facility and Senior Secured Notes at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility.

The average annualized interest cost for all borrowings for the nine months ended September 30, 2014 and the year ended December 31, 2013 was 5.53% and 4.83%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the Unsecured Notes, and the Senior Secured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the nine months ended September 30, 2014 and the year ended December 31, 2013 were $225,000 and $503,888, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

Note 9. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the nine months ended September 30, 2014 and for the year ended December 31, 2013:

	Nine months ended September 30, 2014 (unaudited)	Year ended December 31, 2013
Per Share Data (a):
Net asset value, beginning of year	$22.50	$22.70
Net investment income	1.16	1.91
Net realized and unrealized loss	(0.14)	(0.22)

Net increase in net assets resulting from operations	1.02	1.69
Distributions to stockholders from net investment income.	(1.20)	(1.55)
Distributions to stockholders from net realized gains.	—	(0.46)
Anti-dilution	0.02	0.12

Net asset value, end of period	$22.34	$22.50

Per share market value, end of period	$18.68	$22.55
Total Return (b,c)	(12.27)%	2.82%
Net assets, end of period	$948,704	$995,637
Shares outstanding, end of period	42,465,162	44,244,195
Ratios to average net assets (c):
Net investment income	5.16%	8.43%

Operating expenses	2.92%	5.82%
Interest and other credit facility expenses	1.12%	1.99%

Total expenses	4.04%	7.81%

Average debt outstanding	$225,000	$318,186
Portfolio turnover ratio	33.8%	25.6%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.
(c)	Not annualized for periods less than one year.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
Fiscal 2014 (through September 30, 2014)	$0	$0	—	N/A
Fiscal 2013	0	0	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2014 (through September 30, 2014)	$100,000	$2,318	—	$936
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2014 (through September 30, 2014)	$75,000	$1,739	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2014 (through September 30, 2014)	$50,000	$1,159	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

Note 10. Crystal Financial LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions, from SSP Energy Ltd., Quartz Managers LLC and Quantum Strategic Partners Ltd. (the “Crystal Acquisition”) pursuant to a definitive agreement entered into on December 17, 2012. We invested $275,000 in cash to effect the Crystal Acquisition. Crystal Financial owns approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest is held by various employees of Crystal Financial LLC, through their investment in Crystal Management LP. Crystal Financial LLC had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On January 27, 2014 the revolving credit facility was expanded to $300,000. On March 31, 2014, we exchanged $137,500 of our equity interest in Crystal Financial in exchange for $137,500 in floating rate senior secured notes in Crystal Financial bearing interest at LIBOR plus 9.50%, maturing on March 31, 2019. Our financial statements, including our schedule of investments, reflect our investments in Crystal Financial on a consolidated basis.

As of September 30, 2014, Crystal Financial LLC had 29 funded commitments to 25 different issuers with a total par value of approximately $411,042 on total assets of $449,385. As of December 31, 2013, total par value and total assets were $465,496 and $499,054, respectively. All loans were floating rate with the largest loan outstanding totaling $30,000. The average exposure per issuer was $16,442. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $164,437 and $200,400 of borrowings outstanding at September 30, 2014 and December 31, 2013, respectively. For the three months ended September 30, 2014 and September 30, 2013, Crystal Financial LLC had net income of $8,345 and $6,860 on gross income of $13,738 and $13,128, respectively. For the nine months ended September 30, 2014 and September 30, 2013, Crystal Financial LLC had net income of $21,133 and $22,733 on gross income of $40,566 and $39,479, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 11. Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a program for the purpose of repurchasing up to $100,000 of the Company’s common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 and 10b-5 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Company’s board of directors extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100,000 of the Company’s outstanding shares of common stock have been repurchased. On July 31, 2014, the Company’s stock repurchase program expired. During the fiscal year through July 31, 2014, the Company repurchased 1,779,033 shares at an average price of approximately $21.97 per share, inclusive of commissions. The total dollar amount of shares repurchased in this period is $39,078. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions, for a total dollar amount of $17,508.

Note 12. Commitments and Contingencies

The Company had unfunded equity and debt commitments to various revolving and delayed draw loans. The total amount of these unfunded commitments as of September 30, 2014 and December 31, 2013 is $120,108 and $15,000, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

Note 13. Senior Secured Unitranche Loan Program

On September 2, 2014, the Company entered into a limited liability company agreement with an affiliate (the “Investor”) of a fund managed by Pacific Investment Management Company LLC (“PIMCO”) to co-invest in middle market senior secured unitranche loans sourced by the same origination platform used by the Company. Initial funding commitments to the unitranche strategy total $600,000, consisting of direct equity investments and co-investment commitments as described below. The joint venture vehicle known as the Senior Secured Unitranche Loan Program (“SSLP”) is structured as an unconsolidated Delaware limited liability company. The Company and the Investor have initially made equity commitments to the SSLP of $300,000 and $43,250, respectively. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and PIMCO (with approval from a representative of each required). As of September 30, 2014, SSLP has not commenced operations.

Note 14. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On November 4, 2014, our Board declared a quarterly distribution of $0.40 per share payable on January 5, 2015 to holders of record as of December 18, 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the “Company”) as of September 30, 2014, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2014 and 2013, the consolidated statement of changes in net assets for the nine-month period ended September 30, 2014, and the related consolidated statements of cash flows for the nine month periods ended September 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd., as of December 31, 2013, and the related consolidated statement of changes in net assets for the year ended December 31, 2013; and in our report dated February 25, 2014, we expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

November 4, 2014

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

As of September 30, 2014, the Investment Adviser has invested approximately $4.5 billion in more than 170 different portfolio companies since it was founded in 2006. Over the same period, the Investment Adviser completed transactions with more than 100 different financial sponsors.

Recent Developments

On November 4, 2014, our Board declared a quarterly distribution of $0.40 per share payable on January 5, 2015 to holders of record as of December 18, 2014.

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

Portfolio and Investment Activity

During the three months ended September 30, 2014, we invested approximately $207.6 million across 11 portfolio companies. This compares to investing approximately $66.3 million in 5 portfolio companies for the three months ended September 30, 2013. Investments sold or prepaid during the three months ended September 30, 2014 totaled approximately $56.8 million versus approximately $349.8 million for the three months ended September 30, 2013.

At September 30, 2014, our portfolio consisted of 47 portfolio companies and was invested 53.5% in senior secured loans, 13.8% in subordinated debt, 2.0% in preferred equity and 30.7% in common equity and warrants measured at fair value versus 40 portfolio companies invested 42.6% in senior secured loans, 25.8% in subordinated debt, 2.3% in preferred equity and 29.3% in common equity and warrants measured at fair value at September 30, 2013.

The weighted average yields on our portfolio of income producing investments were 10.3% and 11.6%, respectively, at September 30, 2014 and 2013, measured at fair value.

At September 30, 2014, 77.6% or $841.1 million of our income producing investment portfolio* is floating rate and 22.4% or $242.8 million is fixed rate, measured at fair value. At September 30, 2013, 56.1% or $601.1 million of our income producing investment portfolio* was floating rate and 43.9% or $470.6 million was fixed rate, measured at fair value. As of September 30, 2014 and 2013, we had one and one issuer on non-accrual status, respectively.

Since inception, Solar Capital Ltd. and its predecessor companies have invested approximately $3.7 billion in 119 portfolio companies. Over the same period, Solar Capital Ltd. has completed transactions with more than 80 different financial sponsors.

Crystal Financial LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions, from SSP Energy Ltd., Quartz Managers LLC and Quantum Strategic Partners Ltd. (the “Crystal Acquisition”) pursuant to a definitive agreement entered into on December 17, 2012. We invested $275 million in cash to effect the Crystal Acquisition. Crystal Financial owns approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest is held by various employees of Crystal Financial LLC, through their investment in Crystal Management LP. Crystal Financial LLC had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On January 27, 2014 the revolving credit facility was expanded to $300 million. On March 31, 2014, we exchanged $137.5 million of our equity interest in Crystal Financial in exchange for $137.5 million in floating rate senior secured notes in Crystal Financial bearing interest at LIBOR plus 9.50%, maturing on March 31, 2019. Our financial statements, including our schedule of investments, reflect our investments in Crystal Financial on a consolidated basis.

As of September 30, 2014, Crystal Financial LLC had 29 funded commitments to 25 different issuers with a total par value of approximately $411.0 million on total assets of $449.4 million. As of December 31, 2013, total par value and total assets were $465.5 million and $499.1 million, respectively. All loans were floating rate with

*	We have included Crystal Financial LLC as 100% floating rate.

the largest loan outstanding totaling $30.0 million. The average exposure per issuer was $16.4 million. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $164.4 million and $200.4 million of borrowings outstanding at September 30, 2014 and December 31, 2013, respectively. For the three months ended September 30, 2014 and September 30, 2013, Crystal Financial LLC had net income of $8.3 million and $6.9 million on gross income of $13.7 million and $13.1 million, respectively. For the nine months ended September 30, 2014 and September 30, 2013, Crystal Financial LLC had net income of $21.1 million and $22.7 million on gross income of $40.6 million and $39.5 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a program for the purpose of repurchasing up to $100 million of the Company’s common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 and 10b-5 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Company’s board of directors extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100 million of the Company’s outstanding shares of common stock have been repurchased. On July 31, 2014, the Company’s stock repurchase program expired. During the fiscal year through July 31, 2014, the Company repurchased 1,779,033 shares at an average price of approximately $21.97 per share, inclusive of commissions. The total dollar amount of shares repurchased in this period is $39.1 million. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions, for a total dollar amount of $17.5 million.

Senior Secured Unitranche Loan Program

On September 2, 2014, the Company entered into a limited liability company agreement with an affiliate (the “Investor”) of a fund managed by Pacific Investment Management Company LLC (“PIMCO”) to co-invest in middle market senior secured unitranche loans sourced by the same origination platform used by the Company. Initial funding commitments to the unitranche strategy total $600 million, consisting of direct equity investments and co-investment commitments as described below. The joint venture vehicle known as the Senior Secured Unitranche Loan Program (“SSLP”) is structured as an unconsolidated Delaware limited liability company. The Company and the Investor have initially made equity commitments to the SSLP of $300 million and $43.25 million, respectively. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and PIMCO (with approval from a representative of each required). As of September 30, 2014, SSLP has not commenced operations.

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

Under procedures established by our board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with remaining maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of the Investment Adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board. Such determination of fair values involves subjective judgments and estimates.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2014, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

Valuation of Senior Secured Credit Facility and Senior Secured Notes

The Company has made an irrevocable election to apply the fair value option of accounting to its Credit Facility and its Senior Secured Notes, in accordance with ASC 825-10. We believe accounting for the Credit Facility and Senior Secured Notes at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility.

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

Income Taxes

Solar Capital Ltd., a U.S. corporation, has elected to be treated as a RIC under Subchapter M of the Code, as amended. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income. As of September 30, 2014, the accrual for excise tax was $0.

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended September 30, 2014 and 2013:

Investment Income

For the three and nine months ended September 30, 2014, gross investment income totaled $28.4 million and $89.0 million, respectively. For the three and nine months ended September 30, 2013, gross investment income totaled $43.0 million and $128.2 million, respectively. The decrease in gross investment income year over year was primarily due to a smaller income producing portfolio from the net effect of portfolio repayments, as well as portfolio yield compression.

Expenses

Expenses totaled $12.0 million and $39.1 million, respectively, for the three and nine months ended September 30, 2014, of which $6.2 million and $21.8 million, respectively, were management fees and performance-based incentive fees and $3.6 million and $10.8 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.2 million and $6.5 million, respectively, for the three and nine months ended September 30, 2014. Expenses totaled $21.4 million and $61.8 million, respectively, for the three and nine months ended September 30, 2013, of which $12.0 million and $37.6 million, respectively, were management fees and performance-based incentive fees and $6.8 million and $16.4 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.6 million and $7.8 million, respectively, for the three and nine months ended September 30, 2013. Expenses generally consist of management and performance-based incentive fees, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses year over year was primarily due to a decrease in performance-based incentive fees on lower investment income, as well as decreases in debt expenses due to lower average borrowings.

Net Investment Income

The Company’s net investment income totaled $16.4 million and $49.9 million, or $0.39 and $1.16, per average share, respectively, for the three and nine months ended September 30, 2014. The Company’s net investment income totaled $21.6 million and $66.4 million, or $0.48 and $1.49, per average share, respectively, for the three and nine months ended September 30, 2013.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $57 million and $403 million, respectively, for the three and nine months ended September 30, 2014. Net realized losses over the same periods were $3.0 million and $30.1 million, respectively. The Company had investment sales and prepayments totaling approximately $350 million and $492 million, respectively, for the three and nine months ended September 30, 2013. Net realized losses over the same periods were $15.7 million and $16.9 million, respectively. Net realized losses for the three months ended September 30, 2014 were primarily related to the realization of previously unrealized currency losses. Net realized losses for the nine months ended September 30, 2014 were primarily related to the realization of previously recognized unrealized losses on our investment in ARK Real Estate, L.P. Net realized loss for the three and nine months ended September 30, 2013 was primarily related to the exit of our investment in DSW Group, Inc.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2014, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($0.6) million and $23.7 million, respectively. For the three and nine months ended September 30, 2013, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $4.6 million and ($3.2) million, respectively. Net unrealized loss for the three months ended September 30, 2014 is primarily due to depreciation in the value of our investments in Nuveen Investments, Direct Buy and Adams Outdoor Advertising, among others, partially offset by appreciation in Crystal Financial LLC and Tecomet, Inc., among others. Net unrealized gain for the nine months ended September 30, 2014 is primarily due to the reversal of unrealized depreciation on our investment in Ark Real Estate, L.P. Net unrealized gain for the three months ended September 30, 2013 was primarily attributable to the realization of previously recognized unrealized losses on exited investments. Net unrealized loss for the nine months ended September 30, 2013 stemmed from depreciation in the value of our investments in ARK Real Estate Partners and Rug Doctor, Inc. as well as modest yield widening on our portfolio, partially offset by the realization of previously recognized unrealized losses on exited investments.

Net Increase (Decrease) in Net Assets From Operations

For the three and nine months ended September 30, 2014, the Company had a net increase in net assets resulting from operations of $12.8 million and $43.6 million, respectively. For the same periods, earnings per average share were $0.30 and $1.01, respectively. For the three and nine months ended September 30, 2013, the Company had a net increase in net assets resulting from operations of $10.6 million and $46.4 million, respectively. For the same periods, earnings per average share were $0.24 and $1.04, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in June 2018, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of September 30, 2014, we had a total of $490.0 million of unused borrowing capacity under our Credit Facility, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $490 million in cash equivalents as of September 30, 2014.

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

Revolving & Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440 million of revolving credit and $50 million in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50 million of revolving credit, bringing the total revolving credit capacity to $490 million. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the establishment of the Credit Facility, the predecessor facility and a term loan were retired, resulting in $2.3 million of non-recurring charges to expense unamortized costs in the year ended December 31, 2012. Expenses associated with the July 2013 amendment of the Credit Facility, the retirement of our $100 million revolving credit facility with Wells Fargo Securities, LLC as well as the subsequent December 2013 commitment increase totaled $2.5 million. At September 30, 2014, outstanding USD equivalent borrowings under the Credit Facility totaled $50 million in term loans.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At September 30, 2014, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of September 30, 2014:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility (1)	$—	$—	$—	$—	$—
Unsecured senior notes	100.0	—	—	—	100.0
Senior secured notes	75.0	—	75.0	—	—
Term Loans	50.0	—	—	50.0	—

As of September 30, 2014, we had a total of $490.0 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
Fiscal 2014 (through September 30, 2014)	$0	$0	—	N/A
Fiscal 2013	0	0	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2014 (through September 30, 2014)	$100,000	$2,318	—	$936
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2014 (through September 30, 2014)	$75,000	$1,739	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2014 (through September 30, 2014)	$50,000	$1,159	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit.

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

Off-Balance Sheet Arrangements

The Company had unfunded equity and debt commitments to various revolving and delayed draw loans. The total amount of these unfunded commitments as of September 30, 2014 and December 31, 2013 is $120.1 million and $15.0 million, respectively.

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

Distributions

The following table reflects the cash distributions per share on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
November 4, 2014	December 18, 2014	January 5, 2015	$0.40
August 4, 2014	September 18, 2014	October 1, 2014	0.40
May 5, 2014	June 19, 2014	July 1, 2014	0.40
February 25, 2014	March 20, 2014	April 1, 2014	0.40

Total 2014			$1.60

Fiscal 2013
October 30, 2013	December 19, 2013	January 3, 2014	$0.40
July 24, 2013	September 19, 2013	October 2, 2013	0.40
May 7, 2013	June 20, 2013	July 1, 2013	0.60
February 25, 2013	March 21, 2013	April 2, 2013	0.60

Total 2013			$2.00

Fiscal 2012
November 1, 2012	December 20, 2012	January 3, 2013	$0.60
July 31, 2012	September 20, 2012	October 2, 2012	0.60
May 1, 2012	June 19, 2012	July 3, 2012	0.60
February 22, 2012	March 20, 2012	April 3, 2012	0.60

Total 2012			$2.40

Fiscal 2011
November 1, 2011	December 15, 2011	December 29, 2011	$0.60
August 2, 2011	September 20, 2011	October 4, 2011	0.60
May 2, 2011	June 17, 2011	July 5, 2011	0.60
March 1, 2011	March 17, 2011	April 4, 2011	0.60

Total 2011			$2.40

Date Declared	Record Date	Payment Date	Amount
Fiscal 2010
November 2, 2010	December 17, 2010	December 30, 2010	$0.60
August 3, 2010	September 17, 2010	October 4, 2010	0.60
May 4, 2010	June 17, 2010	July 2, 2010	0.60
January 26, 2010	March 18, 2010	April 1, 2010	0.34	*

Total 2010			$2.14

*	Partial period distribution of $0.60 per share pro-rated for the number of days that remained in the quarter after our initial public offering.

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

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to Solar Senior Capital Ltd., a publicly traded BDC, which focuses on investing primarily in senior secured loans, including first lien and second lien debt instruments. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Richard L. Peteka, our chief financial officer, serve in similar capacities for Solar Senior Capital Ltd. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the nine months ended September 30, 2014, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of September 30, 2014, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would approximately have no effect on our net investment income per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2014, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately three cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. At September 30, 2014, we have no interest rate hedging instruments outstanding.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.00	$0.03

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

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	First Supplemental Indenture, dated November 16, 2012, relating to the 6.75% Senior Notes due 2042, between the Registrant and U.S. Bank National Association as trustee(3)

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(2)

10.3	Amendment No. 1 to the Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(6)

10.4	Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(4)

10.5	Form of Custodian Agreement(7)

10.6	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(8)

10.7	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.8	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(4)

10.9	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(1)

10.10	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited(4)

10.11	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.12	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.13	Form of Registration Rights Agreement(5)

10.14	Form of Subscription Agreement(5)

10.15	Form of Limited Liability Company Agreement, dated as of September 2, 2014, between Solar Capital Ltd. and Senior Secured Unitranche LLC, a Delaware limited liability company*

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(6)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.
(7)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(8)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2014.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)