Form 10-K
period 2014-12-31
Solar Capital Ltd.
filed 2015-02-25
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER: 814-00754

SOLAR CAPITAL LTD.

(Exact name of registrant as specified in its charter)

Maryland	26-1381340
(State of Incorporation)	(I.R.S. Employer Identification Number)

500 Park Avenue New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 993-1670

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $ 0.01 per share; 6.75% Senior Notes due 2042	The NASDAQ Global Select Market; The New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2014 based on the closing price on that date of $21.28 on the NASDAQ Global Select Market was approximately $855.0 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 42,465,162 shares of the Registrant’s common stock outstanding as of February 24, 2015.

Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

SOLAR CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

Item 1.	Business

Solar Capital Ltd. (“Solar”, “Solar Capital”, the “Company”, “we” or “our”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (or “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We invest primarily in U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle market companies in the form of senior secured loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or strategic initiatives. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We are managed by Solar Capital Partners, LLC (“Solar Capital Partners”). Solar Capital Management, LLC (“Solar Capital Management”) provides the administrative services necessary for us to operate.

As of December 31, 2014, our investment portfolio totaled $1.0 billion and our net asset value was $936.6 million. Our portfolio was comprised of debt and equity investments in 43 portfolio companies with our portfolio of income producing investments having a weighted average annualized yield on a fair value basis of approximately 9.9%.

During the fiscal year ended December 31, 2014, we originated approximately $557 million of investments in 30 portfolio companies. Investments sold or prepaid during the fiscal year ended December 31, 2014 totaled approximately $626 million.

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

In addition, Solar Capital Partners serves as the investment adviser for Solar Senior Capital Ltd. (or “Solar Senior”), a publicly traded business development company with approximately $375 million of investable capital that invests in the senior debt securities of leveraged middle market companies similar to those we intend to target for investment. Through December 31, 2014, the investment team led by Messrs. Gross and Spohler has invested approximately $4.7 billion in more than 180 different portfolio companies for Solar Capital and Solar Senior, involving an aggregate of more than 110 different financial sponsors. As of February 24, 2015, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 5.2% and 4.9%, respectively, of our outstanding common stock.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share without annual shareholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality investment grade debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills, repurchase agreements, provided that such repurchase agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies, or other high-quality, short-term debt securities. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Taxation as a Regulated Investment Company

As a BDC, we elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”). If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed not distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no U.S. federal income tax, in preceding years (the “Excise Tax Avoidance Requirement”).

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

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

Because we may use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders as dividends and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” in the hands of non-corporate stockholders (and thus eligible for the same lower maximum tax rate applicable to long-term capital gains) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate shareholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To re-qualify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that re-qualify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

Investment Advisory Fees

Pursuant to an investment advisory and management agreement (the “Investment Advisory and Management Agreement”), we have agreed to pay Solar Capital Partners a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 2.00% of our gross assets. For services rendered under the Investment Advisory and Management Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters.

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

Investments

Solar Capital seeks to create a diverse portfolio that includes senior secured loans, mezzanine loans and equity securities by investing approximately $5 to $100 million of capital, on average, in the securities of leveraged companies, including middle-market companies. We expect that this investment size will vary proportionately with the size of our capital base and/or for strategic initiatives. Structurally, mezzanine loans usually rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of insolvency. However, mezzanine loans rank senior to common and preferred equity in a borrowers’ capital structure. Mezzanine loans may have both elements of debt and equity instruments, offering fixed returns in the form of interest payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest may take the form of warrants. Due to its higher risk profile and often less restrictive covenants as compared to senior loans, mezzanine loans generally earn a higher return than senior secured loans. The warrants associated with mezzanine loans, if any, are typically detachable, which may allow for lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine loans also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula. We believe that mezzanine loans have historically offered an attractive investment opportunity based upon their returns and resilience during economic downturns.

In addition to senior secured loans and mezzanine loans, we may invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our returns to our investors. These investments may include direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, many of our debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a business development company under the 1940 Act.

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

Additionally, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly or partially owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in the securitized pool of loans.

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

•    Health Care Providers & Services

•    Health Care Technology

•    Hotels, Restaurants & Leisure

•    Industrial Conglomerates

•    Insurance

•    Internet Software & Services

•    IT Services

•    Leisure Equipment & Products

•    Machinery

•    Media

•    Multiline Retail

•    Paper & Forest Products

•    Personal Products

•    Pharmaceuticals

•    Professional Services

•    Research & Consulting Services

•    Software

•    Specialty Retail

•    Textiles, Apparel & Luxury Goods

•    Trading Companies & Distributors

•    Utilities

•    Wireless Telecommunications Services

We may also invest in other industries if we are presented with attractive opportunities.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations, any exemptive order received and our allocation procedures. Certain other types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any other such order will be obtained.

At December 31, 2014, our portfolio consisted of 43 portfolio companies and was invested 58.8% in senior secured loans, 7.4% in subordinated debt, 2.3% in preferred equity and 31.5% in common equity and warrants, in each case, measured at fair value. We expect that our portfolio will continue to include primarily senior secured and mezzanine loans as well as, to a lesser extent, equity-related securities. In addition, we also expect to invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.

While our primary investment objective is to generate current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2014 and 2013:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2014

Portfolio Company	% of Total Assets
Crystal Financial LLC	17.6%
Kore Wireless Group, Inc.	3.2%
DISA Holdings Acquisition Subsidiary Corp..	3.0%
U.S. Anesthesia Partners, Inc.	2.9%
WireCo Worldgroup, Inc.	2.8%
Rug Doctor	1.8%
Alegeus Technologies Holdings Corp.	1.7%
Varilease Finance, Inc.	1.6%
Emerging Markets Communications, LLC.	1.6%
Aegis Toxicology Sciences Corporation	1.5%

Industry	% of Total Assets
Diversified Financial Services	17.6%
Health Care Providers & Services	7.7%
Wireless Telecommunications Services	4.8%
Building Products	2.8%
Health Care Technology	2.8%
IT Services	2.7%
Trading Companies & Distributors	2.6%
Aerospace & Defense	2.4%
Consumer Finance	2.0%
Pharmaceuticals	1.9%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2013

Portfolio Company	% of Total Assets
Crystal Financial LLC	17.9%
Earthbound Farm.	3.5%
WireCo Worldgroup Inc.	2.8%
Isotoner Corporation	2.6%
Adams Outdoor Advertising	2.6%
Tecomet, Inc.	2.6%
Quantum Foods, LLC	1.9%
Rug Doctor.	1.8%
Alegeus Technologies Holdings Corp.	1.7%
MYI Acquiror Corporation	1.5%

Industry	% of Total Assets
Diversified Financial Services	17.9%
Food Products	6.8%
Insurance	4.6%
Specialty Retail	3.3%
Media	3.2%
Aerospace & Defense	2.9%
Building Products	2.8%
Health Care Equipment & Supplies	2.6%
Health Care Technology	2.2%
Consumer Finance	2.0%

Listed below is the geographic breakdown of the portfolio based on fair value as of December 31, 2014, 2013 and 2012:

Geographic Region	% of Portfolio at December 31, 2014	% of Portfolio at December 31, 2013	% of Portfolio at December 31, 2012
United States	99.1%	96.9%	94.9%
Canada	0.9%	3.1%	2.5%
Western Europe	—	—	2.5%
Australia	—	—	0.1%

	100.0%	100.0%	100.0%

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

We generally seek to hold most of our investments to maturity or repayment, but may attempt to sell our investments earlier, including if a liquidity event takes place such as the sale or recapitalization of a portfolio company.

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2014, 2013 and 2012, the weighted average investment rating on the fair market value of our portfolio was a 2. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value shall be determined, at all times consistent with U.S. generally accepted accounting principles (“GAAP”) and the 1940 Act and generally value our assets (and certain liabilities) on a quarterly basis, or more frequently if required. Our valuation procedures are summarized in more detail below:

Securities for which market quotations are readily available on an exchange shall be valued at the closing price on the day of valuation. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we use the quote obtained. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of the investment adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our board.

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

Competition

Our primary competitors provide financing to middle-market companies and include other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. However, we continue to believe that there has been an overall reduction in the amount of debt capital available on average since the downturn in the credit markets, which began in mid-2007, and that this has resulted in a somewhat less competitive environment for making new investments. While many middle-market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing is more difficult as implementation of U.S. and international financial reforms, such as Basel 3, limits the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. We believe that many of these financial institutions have de-emphasized their service and product offerings to middle-market companies in particular.

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We use the industry information available to Messrs. Gross and Spohler and the other investment professionals of Solar Capital Partners to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of Messrs. Gross and Spohler and the other senior investment professionals of our investment adviser enable us to learn about, and compete effectively for, financing opportunities with attractive leveraged companies in the industries in which we seek to invest.

Staffing

We do not currently have any employees. Mr. Gross, our chairman and chief executive officer, and Mr. Spohler, our chief operating officer, currently serve as the managing member and partner, respectively, of our investment adviser, Solar Capital Partners. Richard Peteka, our chief financial officer and corporate secretary, is an officer and employee of Solar Capital Management, and performs his functions as chief financial officer under the terms of our Administration Agreement. Guy Talarico, our chief compliance officer, is the chief executive officer of Alaric Compliance Services, LLC, and performs his functions as our chief compliance officer under the terms of an agreement between Solar Capital Management and Alaric Compliance Services, LLC. Solar Capital Management has retained Mr. Talarico and Alaric Compliance Services, LLC pursuant to its obligations under our Administration Agreement.

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

The Sarbanes-Oxley Act of 2002 requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act of 2002 and will take actions necessary to ensure that we are in compliance therewith.

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

An investment in our securities involves certain risks relating to our structure and investment objectives. The risks set forth below are not the only risks we face, and we face other risks which we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Investments

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we target in leveraged companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us. If we are unable to source attractive investments, we may hold a greater percentage of our assets in cash than anticipated, which could impact potential returns on our portfolio. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

The secondary market for high yield securities may not be as liquid as the secondary market for more highly rated securities. In addition, many of our debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity.

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

Capital markets have recently been in a period of disruption and instability. These market conditions have materially and adversely affected the global debt and equity capital markets, which had, and may in the future have, a negative impact on our business and operations.

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

These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2014 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on May 6, 2014 and expiring on the earlier of the one-year anniversary of the date of the 2014 Annual Stockholders Meeting and the date of our 2015 Annual Stockholders Meeting, which is expected to be held in June 2015. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

In October 2014, the U.S. Federal Reserve announced that it has terminated its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. It is unclear what effect, if any, the Federal Reserve’s termination of quantitative easing will have on the value of our investments. However, it is possible that without quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to equitable subordination. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer further losses.

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

Although we hold controlling equity positions in some of our portfolio companies, we do not currently hold controlling equity positions in the majority of our portfolio companies. As a result, we are subject to the risk that a portfolio company in which we do not have a controlling interest may make business decisions with which we disagree, and that the management and/or stockholders of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay distributions, could adversely affect our results of operation and financial condition and cause the loss of all or part of your investment.

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

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. To the extent we engage in hedging transactions, we also face the risk that counterparties to the derivative instruments we hold may default, which may expose us to unexpected losses from positions where we believed that our risk had been appropriately hedged.

Our investment adviser may not be able to achieve the same or similar returns as those achieved by our senior investment professionals while they were employed at prior positions.

Although in the past our senior investment professionals held positions at a number of investment firms, their track record and achievements are not necessarily indicative of future results that will be achieved by our investment adviser. In their roles at such other firms, our senior investment professionals were part of investment teams, and they were not solely responsible for generating investment ideas. In addition, such investment teams arrived at investment decisions by consensus.

Risks Relating to an Investment in Our Securities

Our shares may trade at a substantial discount from net asset value and may continue to do so over the long term.

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2014 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on May 6, 2014 and expiring on the earlier of the one-year anniversary of the date of the 2014 Annual Stockholders Meeting and the date of our 2015 Annual Stockholders Meeting, which is expected to be held in June 2015. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

•

exclusion of our common stock from certain market indices, such as the Russell 2000 Financial Services Index, which could reduce the ability of certain investment funds to own our common stock and put short-term selling pressure on our common stock;

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. As a RIC, if we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including failure to obtain, or possible loss of, the U.S. federal income tax benefits allowable to RICs. We cannot assure you that you will receive distributions at a particular level or at all.

We may choose to pay distributions in our own common stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable distributions. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

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

At our 2014 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on May 6, 2014 and expiring on the earlier of the one-year anniversary of the date of the 2014 Annual Stockholders Meeting and the date of our 2015 Annual Stockholders Meeting, which is expected to be held in June 2015. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

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

Similarly, all distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

If we issue preferred stock, the net asset value and market value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of the common stock. The issuance of preferred stock would likely cause the net asset value and market value of the common stock to become more volatile. If the distribution rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the distribution rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for the common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the distribution requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the distribution rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock we might issue would have the right to elect members of the board of directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event distributions become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

Risks Relating to Our Business and Structure

We are dependent upon Solar Capital Partners’ key personnel for our future success.

We depend on the diligence, skill and network of business contacts of Messrs. Gross and Spohler, who serve as the managing member and partner of Solar Capital Partners, respectively, and who lead Solar Capital Partners’ investment team. Messrs. Gross and Spohler, together with the other dedicated investment professionals available to Solar Capital Partners, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued service of Messrs. Gross and Spohler and the other investment professionals available to Solar Capital Partners. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his relationship with us. The loss of Mr. Gross or Mr. Spohler, or any of the other senior investment professionals who serve on Solar Capital Partners’ investment team, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that Solar Capital Partners will remain our investment adviser.

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

We expect that the principals of our investment adviser will maintain and develop their relationships with financial sponsors, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of our investment adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of our investment adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. If our investment adviser is unable to source investment opportunities, we may hold a greater percentage of our assets in cash than anticipated, which could impact potential returns on our portfolio.

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

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act and our senior secured credit facility (the “Credit Facility”). Any such failure could result in an event of default and all of our debt being declared immediately due and payable and would affect our ability to issue senior securities, including borrowings, and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw on our credit facilities. For example, we cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally.

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

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility and we may be limited in our investment choices as a BDC.

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

Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

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

As of December 31, 2014, we had $50 million outstanding under the Credit Facility, composed of $0 of revolving credit and $50 million outstanding of term loans. We also had $75 million outstanding of senior secured notes (the “Senior Secured Notes”) and $100 million outstanding of 6.75% unsecured senior notes due 2042 (the “Unsecured Notes”). If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

At our 2014 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on May 6, 2014 and expiring on the earlier of the one-year anniversary of the date of the 2014 Annual Stockholders Meeting and the date of our 2015 Annual Stockholders Meeting, which is expected to be held in June 2015. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

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

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that opt out of our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

We may borrow money, which would magnify the potential for loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for loss on amounts invested and, therefore, increases the risks associated with investing in our securities. As of December 31, 2014, we had $50 million outstanding on the Credit Facility, composed of $0 of revolving credit and $50 million of term loans. We also had $75 million outstanding of the Senior Secured Notes and $100 million outstanding of the Unsecured Notes. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility and Notes, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

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

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(19.3)%	(10.3)%	(1.3)%	7.7%	16.7%

(1)	Assumes $1.69 billion in total assets and $225 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2014, and a cost of funds of 5.52%. Excludes non-leverage related expenses.

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

To the extent we borrow money, or issue preferred stock, to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, except to the extent we issue fixed rate debt or preferred stock, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

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

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for loss and the risks of investing in us in a similar way as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the distributions on any preferred stock we issue must be cumulative. Payment of such distributions and repayment of the liquidation preference of such preferred stock must take preference over any distributions or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

Pending legislation may allow us to incur additional leverage.

As a business development company, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). Recent legislation introduced in Congress, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

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

There are significant potential conflicts of interest, including Solar Capital Partners’ management of Solar Senior, which could impact our investment returns.

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

We may co-invest on a concurrent basis with Solar Senior, and any other affiliates that our investment adviser has or forms in the future, subject to compliance with applicable regulations, any exemptive order received and our allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any other such order will be obtained.

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

The incentive fee payable by us to Solar Capital Partners may create an incentive for Solar Capital Partners to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our investment adviser is calculated based on a percentage of our return on invested capital. This may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, our investment adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, our investment adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee payable by us to our investment adviser also may induce Solar Capital Partners to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our shareholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash. In addition, the “catch-up” portion of the incentive fee may encourage Solar Capital Partners to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and distribution amounts.

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

We may become subject to corporate-level U.S. federal income tax if we are unable to qualify and maintain our qualification as a regulated investment company under Subchapter M of the Code.

Although we have elected to be treated as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to qualify for and maintain RIC status. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S federal income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.

•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may

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

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amount that we are required to distribute to qualify for the U.S. federal income tax benefits applicable to RICs. Because these warrants generally will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we would need to obtain cash from other sources or to pay a portion of our distributions using shares of newly issued common stock, consistent with Internal Revenue Service requirements, to satisfy such distribution requirements.

Other features of the debt instruments that we hold may also cause such instruments to generate an original issue discount, resulting in a distribution requirement in excess of current cash interest received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the RIC tax requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Under such circumstances, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are unable to obtain cash from other sources and are otherwise unable to satisfy such distribution requirements, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax on all our income.

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

Under Maryland General Corporation Law and our charter, our board of directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, the board of directors is required by Maryland law and our charter to set the preferences, conversion or other rights, voting powers, restrictions, limitations as to other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the board of directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. The issuance of shares of preferred stock convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Solar Capital or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Control Share Act only if our board of directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Act would, if implemented, violate Section 18(i) of the 1940 Act.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors in three classes serving staggered three-year terms, and authorizing our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock and to amend our charter without stockholder approval to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our board of directors. However, these provisions may deprive a shareholder of the opportunity to sell such shareholder’s shares at a premium to a potential acquirer. We believe that the benefits of these provisions outweigh the potential disadvantages of discouraging any such acquisition proposals because, among other things, the negotiation of such proposals may improve their terms. Our board of directors has considered both the positive and negative effects of the foregoing provisions and determined that they are in the best interest of our shareholders.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

We can be highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

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

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance-related provisions in the Dodd-Frank Act, and the SEC has adopted additional rules and regulations that may impact us. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

We and our subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries. From time to time, we and our subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

		Price Range		Premium or (Discount) of High Closing Sale Price to NAV(2)	Premium or (Discount) of Low Closing Sale Price to NAV(2)	Declared Dividends(3)
	NAV(1)	High	Low
Fiscal 2014
Fourth Quarter	$22.05	$19.06	$17.23	(13.6)%	(21.9)%	$0.40
Third Quarter	22.34	21.47	18.68	(3.9)	(16.4)	0.40
Second Quarter	22.44	22.29	20.39	(0.7)	(9.1)	0.40
First Quarter	22.43	23.21	21.76	3.5	(3.0)	0.40
Fiscal 2013
Fourth Quarter	$22.50	$23.16	$21.89	2.9%	(2.7)%	$0.40
Third Quarter	22.25	25.03	21.74	12.5	(2.3)	0.40
Second Quarter	22.40	24.32	22.11	8.6	(1.3)	0.60
First Quarter	23.00	25.64	23.49	11.5	2.1	0.60

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by NAV and subtracting 1.
(3)	Represents the cash dividends and distributions declared for the specified quarter.

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

The last reported closing market price of our common stock on February 20, 2015 was $19.58 per share. As of February 20, 2015, we had 20 shareholders of record.

DISTRIBUTIONS

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

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders.

We cannot assure stockholders that they will receive any distributions at a particular level.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

The following table reflects cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2015
February 25, 2015	March 19, 2015	April 2, 2015	$0.40

Fiscal 2014
November 4, 2014	December 18, 2014	January 5, 2015	$0.40
August 4, 2014	September 18, 2014	October 1, 2014	0.40
May 5, 2014	June 19, 2014	July 1, 2014	0.40
February 25, 2014	March 20, 2014	April 1, 2014	0.40

Total 2014			$1.60

Fiscal 2013
October 30, 2013	December 19, 2013	January 3, 2014	$0.40
July 24, 2013	September 19, 2013	October 2, 2013	0.40
May 7, 2013	June 20, 2013	July 1, 2013	0.60
February 25, 2013	March 21, 2013	April 2, 2013	0.60

Total 2013			$2.00

Recent Sales of Unregistered Securities

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a) (in thousands)
February 3, 2014 to February 28, 2014	310,958	$21.93	310,958	$75,672
March 3, 2014 to March 31, 2014	578,854	$22.03	578,854	$62,918
April 1, 2014 to April 30, 2014	630,202	$22.02	630,202	$49,038
May 1, 2014 to May 7, 2014	259,019	$21.72	259,019	$43,414

Total	1,779,033		1,779,033

(a)	In July 2013, the Company’s board of directors authorized a program to repurchase up to $100 million of the Company’s common stock through January 31, 2014. In December 2013, the Company’s board of directors extended the program through July 31, 2014. On July 31, 2014, the program expired.

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the S&P BDC Index, the S&P 500 Index and the Russell 2000 Financial Services Index, for the period from February 9, 2010 (the date that shares of our common stock began trading on NASDAQ Global Select Market) through December 31, 2014. The graph assumes that, on February 9, 2010, a person invested $10,000 in each of the following: our common stock (SLRC), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2014, 2013, 2012, 2011, and 2010. Financial information for the periods ending December 31, 2014, 2013, 2012, 2011, and 2010 has been derived from our consolidated financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

($ in thousands, except per share data)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Income statement data:
Total investment income	$121,937	$163,593	$153,253	$138,900	$124,641
Total expenses	$55,230	$78,658	$71,326	$56,996	$55,429
Net investment income	$66,707	$84,935	$81,927	$81,904	$69,212
Net realized loss	$(36,840)	$(44,425)	$(32,537)	$(2,393)	$(38,968)
Net change in unrealized gain (loss).	$18,585	$34,800	$66,371	$(18,196)	$111,641
Net increase in net assets resulting from operations	$48,452	$75,310	$115,761	$61,315	$141,885
Per share data:
Net investment income (3)	$1.56	$1.91	$2.20	$2.25	$2.08
Net realized and unrealized gain (loss)(3)	$(0.43)	$(0.22)	$0.91	$(0.57)	$2.19
Dividends and distributions declared	$1.60	$2.00	$2.40	$2.40	$2.14

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
Balance sheet data:
Total investment portfolio	$1,020,738	$1,088,399	$1,395,522	$1,045,043	$976,221
Cash and cash equivalents	$635,340	$586,979	$15,039	$11,787	$288,732
Total assets	$1,686,334	$1,708,442	$1,430,403	$1,079,431	$1,291,791
Debt	$225,000	$225,000	$489,452	$236,355	$435,000
Net assets	$936,568	$995,637	$878,273	$805,941	$826,994
Per share data:
Net asset value per share	$22.05	$22.50	$22.70	$22.02	$22.73
Other data (unaudited):
Weighted average annualized yield on income producing investments:
On fair value(1)	9.9%	11.3%	14.2%	14.2%	14.3%
On cost(2)	10.4%	12.2%	14.2%	13.2%	13.8%
Number of portfolio companies at period end	43	40	40	40	36

(1)	Throughout this document, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, plus the effective interest yield on preferred shares divided by (b) total income producing investments at fair value. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.
(2)	For this calculation, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, plus the effective interest yield on preferred shares divided by (b) total income producing investments at cost. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.
(3)	The number of shares used to calculate weighted average shares for use in computations on a per share basis have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Solar Capital Merger. The per-share calculations are based on weighted average shares of 42,888,232, 44,571,118, 37,231,341, 36,470,384 and 33,258,402 for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We invest primarily in U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives. We are managed by Solar Capital Partners, LLC (the “Investment Adviser”). Solar Capital Management, LLC (the “Administrator”) provides the administrative services necessary for us to operate.

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

As of December 31, 2014, the Investment Adviser has invested approximately $4.7 billion in more than 180 different portfolio companies since it was founded in 2006. Over the same period, the Investment Adviser completed transactions with more than 110 different financial sponsors.

Recent Developments

On February 25, 2015, our board of directors declared a quarterly distribution of $0.40 per share payable on April 2, 2015 to holders of record as of March 19, 2015.

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

Revenue

We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may sell. Our debt investments generally have a stated term of three to seven years and typically bear interest at a floating rate usually determined on the basis of a benchmark London interbank offered rate (“LIBOR”), commercial paper rate, or the prime rate. Interest on our debt investments is generally payable quarterly but may be monthly or semi-annually. In addition, our investments may provide payment-in-kind (“PIK”) interest. Such amounts of accrued PIK interest are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

Expenses

All investment professionals of the Investment Adviser and its staff, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of that personnel which is allocable to those services are provided and paid for by the Investment Adviser. We bear all other costs and expenses of our operations and transactions, including those relating to:

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

Portfolio and Investment Activity

During the year ended December 31, 2014, we invested approximately $557 million across 30 portfolio companies. This compares to investing approximately $330 million in 19 portfolio companies for the previous fiscal year ended December 31, 2013. Investments sold or prepaid during the fiscal year ended December 31, 2014 totaled approximately $626 million versus approximately $658 million for the fiscal year ended December 31, 2013.

At December 31, 2014, our portfolio consisted of 43 portfolio companies and was invested 58.8% in senior secured loans, 7.4% in subordinated debt, 2.3% in preferred equity and 31.5% in common equity and warrants measured at fair value versus 40 portfolio companies invested 40.8% in senior secured loans, 23.4% in subordinated debt, 2.4% in preferred equity and 33.4% in common equity and warrants measured at fair value at December 31, 2013.

The weighted average yields on our portfolio of income producing investments were 9.9% and 11.3%, respectively, at December 31, 2014 and December 31, 2013, measured at fair value.

At December 31, 2014, 86.3% or $854.1 million of our income producing investment portfolio* is floating rate and 13.7% or $135.5 million is fixed rate, measured at fair value. At December 31, 2013, 64.5% or $663.8 million of our income producing investment portfolio* was floating rate and 35.5% or $366.0 million was fixed rate, measured at fair value. As of December 31, 2014 and 2013, we had two and zero issuers on non-accrual status, respectively.

Since inception, Solar Capital and its predecessor companies have invested approximately $3.9 billion in 123 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 85 different financial sponsors.

Crystal Financial LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions, from SSP Energy Ltd., Quartz Managers LLC and Quantum Strategic Partners Ltd. (the “Crystal Acquisition”) pursuant to a definitive agreement entered into on December 17, 2012. We invested $275 million in cash to effect the Crystal Acquisition. Crystal Financial owns approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest is held by various employees of Crystal Financial LLC, through their investment in Crystal Management LP. Crystal Financial LLC had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On January 27, 2014 the revolving credit facility was expanded to $300 million. On March 31, 2014, we exchanged $137.5 million of our equity interest in Crystal Financial in exchange for $137.5 million in floating rate senior secured notes in Crystal Financial bearing interest at LIBOR plus 9.50%, maturing on March 31, 2019. Our financial statements, including our schedule of investments, reflect our investments in Crystal Financial on a consolidated basis. We also have an additional

*	We have included Crystal Financial LLC as 100% floating rate within our income producing investment portfolio.

$50.0 million commitment to Crystal Financial (which may be structured as debt or equity), conditional upon approval of Crystal Financial’s board of managers, among other conditions.

As of December 31, 2014, Crystal Financial LLC had 29 funded commitments to 27 different issuers with a total par value of approximately $477.9 million on total assets of $542.3 million. As of December 31, 2013, Crystal Financial LLC had 27 funded commitments to 23 different issuers with a total par value of approximately $465.5 million on total assets of $499.1 million. As of December 31, 2014 and 2013, all loans were floating rate with the largest loan outstanding totaling $33.0 million and $50.0 million, respectively. For the same periods, the average exposure per issuer was $17.7 million and $20.2 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $259.7 million and $200.4 million of borrowings outstanding at December 31, 2014 and December 31, 2013, respectively. For the years ended December 31, 2014 and December 31, 2013, Crystal Financial LLC had net income of $27.2 million and $28.1 million on gross income of $56.1 million and $54.0 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a program for the purpose of repurchasing up to $100 million of the Company’s common stock. Under the repurchase program, the Company could have, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 and 10b-5 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Company’s board of directors extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100 million of the Company’s outstanding shares of common stock have been repurchased. On July 31, 2014, the Company’s stock repurchase program expired. For the fiscal year ended December 31, 2014, the Company repurchased 1,779,033 shares at an average price of approximately $21.97 per share, inclusive of commissions. The total dollar amount of shares repurchased was $39.1 million. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions, for a total dollar amount of $17.5 million.

Senior Secured Unitranche Loan Program

On September 2, 2014, the Company entered into a limited liability company agreement with an affiliate (the “Investor”) of a fund managed by Pacific Investment Management Company LLC (“PIMCO”) to co-invest in middle market senior secured unitranche loans sourced by the same origination platform used by the Company. Initial funding commitments to the unitranche strategy total $600 million, consisting of direct equity investments and co-investment commitments as described below. The joint venture vehicle known as the Senior Secured Unitranche Loan Program (“SSLP”) is structured as an unconsolidated Delaware limited liability company. The Company and the Investor have initially made equity commitments to the SSLP of $300 million and $43.25 million, respectively. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and PIMCO (with approval from a representative of each required). As of December 31, 2014, SSLP has not commenced operations.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies. Within the context of these critical accounting policies and disclosed subsequent events herein, we are not currently aware of any other reasonably likely events or circumstances that would result in materially different amounts being reported.

Valuation of Portfolio Investments

We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with GAAP, and the 1940 Act. Our valuation procedures are set forth in more detail below:

Under procedures established by our board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third-party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of the Investment Adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board. Such determination of fair values involves subjective judgments and estimates.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2014, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the year ended December 31, 2014, capitalized PIK income totaled $3.3 million.

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

Income Taxes

Solar Capital, a U.S. corporation, has elected to be treated as a RIC under Subchapter M of the Code, as amended. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income. As of December 31, 2014, the accrual for excise tax was $0.

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012.

Investment Income

For the fiscal years ended December 31, 2014, 2013 and 2012, gross investment income totaled $121.9 million, $163.6 million and $153.3 million, respectively. The decrease in gross investment income from 2013 to 2014 was primarily due to a smaller income producing portfolio from the net effect of portfolio repayments, as well as portfolio yield compression. The increase in gross investment income from 2012 to 2013 was primarily due to an increase in income from our investment in Crystal Financial LLC, offset by modest portfolio yield compression and the net effect of portfolio repayments.

Expenses

Expenses totaled $55.2 million, $78.7 million and $71.3 million, respectively, for the fiscal years ended December 31, 2014, 2013 and 2012, of which $32.1 million, $48.0 million and $44.1 million, respectively, were management fees and performance-based incentive fees and $14.4 million, $20.1 million and $19.1 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $8.7 million, $10.2 million and $7.8 million, respectively, for the fiscal years ended December 31, 2014, 2013 and 2012. Expenses generally consist of management and performance-based incentive fees, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses from 2013 to 2014 was primarily due to a decrease in performance-based incentive fees on lower net investment income, as well as decreases in debt expenses due to lower average borrowings. The increase in expenses from 2012 to 2013 was primarily due to an increase in management and performance-based incentive fees on higher net investment income year over year and portfolio size, increases in debt expenses due to our Unsecured Notes outstanding for the full fiscal year, from the retirement of a revolving credit facility with Wells Fargo and the amendment of our Credit Facility, which lowered our interest rate and extended the maturity two years, as well as additional general and administrative expenses. Accrued excise tax expenses totaled $0.0 million, $0.4 million, and $0.3 million for the fiscal years ended December 31, 2014, 2013 and 2012.

Net Investment Income

The Company’s net investment income totaled $66.7 million, $84.9 million and $81.9 million, or $1.56, $1.91, and $2.20, per average share, respectively, for the fiscal years ended December 31, 2014, 2013 and 2012.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $626 million, $658 million and $325 million, respectively, for the fiscal years ended December 31, 2014, 2013 and 2012. Net realized losses over the same periods were $36.8 million, $44.4 million and $32.5 million, respectively. Net realized losses for fiscal 2014 were primarily related to the realization of previously recognized unrealized losses on our equity investments in Ark Real Estate, L.P. and Nuveen Investments, Inc. Net realized losses for fiscal 2013 were primarily related to the restructuring of our investment in Rug Doctor and the exit of our investment in DSW Group, Inc. Net realized losses incurred during fiscal year 2012 were primarily related to the restructuring of our investment in DSW Group, Inc. which reversed out previously recognized unrealized depreciation as well as the realization of previously recognized unrealized foreign exchange losses on our GBP denominated investment in Weetabix Group that was repaid in full at par during the fiscal year. As our foreign exchange risk was generally hedged, foreign currency gains were realized in prior periods.

Net Change in Unrealized Gain (Loss)

For the fiscal years ended December 31, 2014, 2013 and 2012, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $18.6 million, $34.8 million, and $66.4 million, respectively. Net unrealized gain for the fiscal year ended December 31, 2014 was primarily due to the reversal of unrealized depreciation on our investments in Ark Real Estate, L.P. and Nuveen Investments, Inc. Fiscal 2013’s net unrealized appreciation is due primarily to market improvements in our investments in Crystal Financial LLC and Nuveen Investments, Inc., as well as the reversal of unrealized depreciation on our investment in Rug Doctor. Partially offsetting the positive change in unrealized for 2013, was net unrealized depreciation in our investments in Ark Real Estate. For the fiscal year ended December 31, 2012, net appreciation was driven by general market improvements, modest yield tightening as well as the reversal of unrealized depreciation on our investment in DSW Group, Inc. as the investment restructured during fiscal 2012.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2014, 2013 and 2012, the Company had a net increase in net assets resulting from operations of $48.5 million, $75.3 million and $115.8 million, respectively. For the years ended December 31, 2014, 2013 and 2012, earnings per average share were $1.13, $1.69 and $3.11, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in June 2018, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of December 31, 2014, we had a total of $490.0 million of unused borrowing capacity under the Credit Facility, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $490 million in cash equivalents as of December 31, 2014.

Debt

Unsecured Notes

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

Revolving & Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440 million of revolving credit and $50 million in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50 million of revolving credit, bringing the total revolving credit capacity to $490 million. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the establishment of the Credit Facility, the predecessor facility and a term loan were retired, resulting in $2.3 million of non-recurring charges to expense unamortized costs in the year ended December 31, 2012. Expenses associated with the July 2013 amendment of the Credit Facility, the retirement of our $100 million revolving credit facility with Wells Fargo Securities, LLC as well as the subsequent December 2013 commitment increase totaled $2.5 million. At December 31, 2014, outstanding USD equivalent borrowings under the Credit Facility totaled $50 million in term loans.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At December 31, 2014, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of December 31, 2014:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility(1)	$—	$—	$—	$—	$—
Unsecured senior notes	100.0	—	—	—	100.0
Senior secured notes	75.0	—	75.0	—	—
Term Loans	50.0	—	—	50.0	—

(1)	As of December 31, 2014, we had a total of $490.0 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facilities
Fiscal 2014	$0	$0	—	N/A
Fiscal 2013	0	0	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2014	$100,000	$2,294	—	$943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2014	$75,000	$1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2014	$50,000	$1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.

(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit.

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

Off-Balance Sheet Arrangements

The Company had unfunded equity and debt commitments to various revolving and delayed draw loans as well as to Crystal Financial. The total amount of these unfunded commitments as of December 31, 2014 and December 31, 2013 is $103.7 million and $15.0 million, respectively.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2015
February 25, 2015	March 19, 2015	April 2, 2015	$0.40

Fiscal 2014
November 4, 2014	December 18, 2014	January 5, 2015	$0.40
August 4, 2014	September 18, 2014	October 1, 2014	0.40
May 5, 2014	June 19, 2014	July 1, 2014	0.40
February 25, 2014	March 20, 2014	April 1, 2014	0.40

Total 2014			$1.60

Fiscal 2013
October 30, 2013	December 19, 2013	January 3, 2014	$0.40
July 24, 2013	September 19, 2013	October 2, 2013	0.40
May 7, 2013	June 20, 2013	July 1, 2013	0.60
February 25, 2013	March 21, 2013	April 2, 2013	0.60

Total 2013			$2.00

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into an Investment Advisory and Management Agreement with the Investment Adviser. Mr. Gross, our chairman and chief executive officer, is a managing member and a senior investment professional of, and has financial and controlling interests in, the Investment Adviser. In addition, Mr. Spohler, our chief operating officer is a partner and a senior investment professional of, and has financial interests in, the Investment Adviser.

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

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended December 31, 2014, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of December 31, 2014, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would approximately have no effect on our net investment income per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2014, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately three cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2014, we have no interest rate hedging instruments outstanding.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.00	$0.03

We may also have exposure to foreign currencies (e.g., Canadian Dollars) through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. In order to reduce our exposure to fluctuations in foreign exchange rates, we may borrow from time-to-time in such currencies (e.g., Canadian Dollars) under our multi-currency revolving credit facility or enter into forward currency contracts.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2014 based on the criteria on Internal Control – Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (and subsidiaries) (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2014, by correspondence with the custodian, portfolio companies or agents. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Capital Ltd. (and subsidiaries) as of December 31, 2014 and 2013, and the results of their operations, the changes in their net assets and cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Solar Capital Ltd.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 25, 2015

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have audited Solar Capital Ltd.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Solar Capital Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Solar Capital Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedule of investments of Solar Capital Ltd. (and subsidiaries) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 25, 2015

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2014	December 31, 2013
Assets
Investments at fair value:
Companies less than 5% owned (cost: $659,552 and $688,685, respectively)	$652,288	$680,720
Companies 5% to 25% owned (cost: $8,511 and $7,789, respectively)	4,646	7,789
Companies more than 25% owned (cost: $339,380 and $394,285, respectively)	363,804	399,890

Total investments (cost: $1,007,443 and $1,090,759, respectively)	1,020,738	1,088,399
Cash and cash equivalents	635,075	585,278
Foreign currency (cost: $275 and $1,702, respectively)	265	1,701
Interest receivable	4,549	5,623
Dividends receivable	8,258	8,605
Deferred financing costs	3,263	3,300
Derivatives (see note 7)	—	—
Receivable for investments sold	13,138	14,870
Prepaid expenses and other assets	1,048	666

Total assets	$1,686,334	$1,708,442

Liabilities
Revolving credit facilities (see note 6 and 8)	$—	$—
Unsecured senior notes (see note 8)	100,000	100,000
Senior secured notes (see note 6 and 8)	75,000	75,000
Term loan (see note 6 and 8)	50,000	50,000
Distributions payable	16,986	17,698
Payable for investments and cash equivalents purchased	492,475	454,887
Management fee payable (see note 3)	6,109	5,780
Performance-based incentive fee payable (see note 3)	4,198	4,633
Administrative services expense payable (see note 3)	2,427	2,085
Interest payable (see note 8)	1,504	1,499
Other liabilities and accrued expenses	1,067	1,223

Total liabilities	$749,766	$712,805

Commitments and contingencies (see note 14 and 15)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,465,162 and 44,244,195 shares issued and outstanding, respectively	$425	$442
Paid-in capital in excess of par (see note 2f)	991,963	1,110,545
Distributions in excess of net investment income (see note 2f)	(8,599)	(17,344)
Accumulated net realized loss (see note 2f)	(60,506)	(92,706)
Net unrealized appreciation (depreciation)	13,285	(5,300)

Total net assets	$936,568	$995,637

Net Asset Value Per Share	$22.05	$22.50

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$84,791	$106,523	$126,903
Companies 5% to 25% owned	564	6,333	5,228
Companies more than 25% owned	3,349	10,728	4,314
Dividends:
Companies 5% to 25% owned	—	5,565	14,948
Companies more than 25% owned	33,233	34,444	1,860

Total investment income	121,937	163,593	153,253

EXPENSES:
Management fees (see note 3)	24,651	26,794	23,647
Performance-based incentive fees (see note 3)	7,411	21,234	20,481
Interest and other credit facility expenses (see note 8)	14,448	20,051	19,080
Administrative services expense (see note 3)	5,362	4,741	3,294
Other general and administrative expenses	3,358	5,428	4,535

Total expenses	55,230	78,248	71,037

Net investment income before income tax expense	66,707	85,345	82,216
Income tax expense	—	410	289

Net investment income	$66,707	$84,935	$81,927

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS, FOREIGN CURRENCIES AND DERIVATIVES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$(6,667)	$(31,679)	$(36,864)
Companies 5% to 25% owned	1,176	(14,273)	—
Companies more than 25% owned	(25,337)	472	11,299

Net realized loss on investments and cash equivalents	(30,828)	(45,480)	(25,565)
Net realized gain (loss) on foreign currencies and derivatives:	(6,012)	1,055	(6,972)

Net realized loss	(36,840)	(44,425)	(32,537)

Net change in unrealized gain (loss) on investments and cash equivalents	15,655	34,189	70,981
Net change in unrealized gain (loss) on foreign currencies and derivatives	2,930	611	(4,610)

Net change in unrealized gain (loss)	18,585	34,800	66,371

Net realized and unrealized gain (loss) on investments, cash equivalents, foreign currencies and derivatives	(18,255)	(9,625)	33,834

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$48,452	$75,310	$115,761

EARNINGS PER SHARE (see note 5)	$1.13	$1.69	$3.11

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Increase in net assets resulting from operations:
Net investment income	$66,707	$84,935	$81,927
Net realized loss	(36,840)	(44,425)	(32,537)
Net change in unrealized gain (loss)	18,585	34,800	66,371

Net increase in net assets resulting from operations	48,452	75,310	115,761

Distributions to stockholders (see note 9a):
From net investment income	(66,383)	(68,796)	(84,596)
From net realized gains	—	(20,652)	(5,770)
From other sources	(2,060)	—	—

Net distributions to stockholders	(68,443)	(89,448)	(90,366)

Capital transactions:
Net proceeds from shares sold	—	146,857	45,020
Repurchases of common stock	(39,078)	(17,508)	—
Less offering costs	—	(61)	(24)
Reinvestment of distributions	—	2,214	1,941

Net increase (decrease) in net assets resulting from capital transactions	(39,078)	131,502	46,937

Total increase (decrease) in net assets	(59,069)	117,364	72,332
Net assets at beginning of year	995,637	878,273	805,941

Net assets at end of year(1)	$936,568	$995,637	$878,273

Capital share activity:
Common stock sold	—	6,253,226	2,000,000
Common stock repurchased	(1,779,033)	(796,418)	—
Common stock issued from reinvestment of distributions	—	93,327	86,022

Net increase (decrease) from capital share activity	(1,779,033)	5,550,135	2,086,022

(1)	Includes undistributed (overdistributed) net investment income of ($8,599), ($17,344) and ($4,662), respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash Flows from Operating Activities:
Net increase in net assets from operations	$48,452	$75,310	$115,761
Adjustments to reconcile net increase in net assets from operations:
Net realized loss on investments and cash equivalents	30,828	45,480	25,565
Net realized (gain) loss on foreign currencies and derivatives	6,012	(1,055)	6,972
Net change in unrealized gain (loss) on investments and cash equivalents	(15,655)	(34,189)	(70,981)
Net change in unrealized (gain) loss on foreign currencies and derivatives	(2,930)	(611)	4,610
(Increase) decrease in operating assets:
Purchase of investments	(699,808)	(333,867)	(734,351)
Proceeds from disposition of investments	749,074	587,386	415,771
Capitalization of payment-in-kind interest	(3,303)	(11,863)	(33,159)
Collections of payment-in-kind interest	3,443	55,842	35,726
Fee revenue receivable	—	—	4,379
Deferred offering costs	—	—	19
Receivable for investments sold	1,732	(14,870)	3,225
Interest receivable	1,074	9,452	(5,312)
Dividends receivable	347	(8,533)	(72)
Prepaid expenses and other assets	(382)	(199)	481
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	37,588	433,131	(687)
Management fee payable	329	(832)	1,335
Performance-based incentive fees payable	(435)	(1,417)	847
Deferred fee revenue	—	—	(318)
Administrative services expense payable	342	1,027	(11)
Interest payable	5	(907)	1,343
Other liabilities and accrued expenses	(156)	(356)	(183)

Net Cash Provided by (Used In) Operating Activities	156,557	798,929	(229,040)

Cash Flows from Financing Activities:
Cash distributions paid	(69,155)	(92,753)	(65,208)
Common stock offering costs	—	(61)	(24)
Deferred financing costs	37	928	(593)
Proceeds from issuance of senior secured and unsecured notes	—	—	175,000
Net proceeds from common stock sold	—	146,857	45,020
Repurchase of common stock	(39,078)	(17,508)	—
Proceeds from borrowings	—	513,592	894,321
Repayments of borrowings	—	(778,044)	(816,224)

Net Cash Provided by (Used In) Financing Activities	(108,196)	(226,989)	232,292

NET INCREASE IN CASH AND CASH EQUIVALENTS	48,361	571,940	3,252
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	586,979	15,039	11,787

CASH AND CASH EQUIVALENTS AT END OF YEAR	$635,340	$586,979	$15,039

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,443	$20,958	$10,088
Cash paid for income taxes	$—	$699	$938

Non-cash financing activities consist of the reinvestment of dividends of $0, $2,214 and $1,941 for the fiscal years ended December 31, 2014, 2013 and 2012, respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(in thousands)

Description	Industry	Interest(1)	Maturity	Acquisition Date	Par Amount		Cost	Fair Value
Bank Debt/Senior Secured Loans—64.1%
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	9.50%	8/24/2021	2/20/2014		$25,000	$24,710	$25,000
Argo Turboserve Corporation & Argo Tech, LLC	Air Freight & Logistics	8.49%	5/2/2018	5/2/2014		10,450	10,450	10,319
Asurion, LLC	Insurance	8.50%	3/3/2021	2/27/2014		10,000	9,863	9,967
AviatorCap SII, LLC I(3)	Aerospace & Defense	12.00%	12/31/2016	5/31/2011		1,421	1,421	1,421
AviatorCap SII, LLC II(3)	Aerospace & Defense	11.00%	12/31/2016	8/23/2011		1,358	1,358	1,358
Bishop Lifting Products, Inc.(10)	Trading Companies & Distributors	9.00%	3/27/2022	3/24/2014		25,000	24,770	23,500
Blue Coat Systems, Inc.	Internet Software & Services	9.50%	6/28/2020	6/28/2013		20,500	20,327	20,193
Body Central Stores, Inc	Specialty Retail	8.24%	2/6/2017	2/6/2014		1,140	1,140	1,140
CAMP International Holding Company	Aerospace & Defense	8.25%	11/30/2019	12/2/2013		5,000	5,000	5,025
Datapipe, Inc	IT Services	8.50%	9/15/2019	8/14/2014		22,000	21,584	21,450
Direct Buy Inc.(4)**	Multiline Retail	12.00% PIK	10/31/2019	11/5/2012		8,767	8,511	4,646
DISA Holdings Acquisition Subsidiary Corp	Health Care Providers & Services	9.50%	6/9/2021	12/9/2014		51,476	50,709	50,704
Easyfinancial Services, Inc.(6)(7).	Consumer Finance	8.50%	10/4/2018	9/27/2012	C$	10,000	9,261	8,696
Emerging Markets Communications, LLC	Wireless Telecommunication Services	9.50%	11/20/2020	5/20/2014		$27,000	26,561	26,528
Filtration Group Corp	Industrial Conglomerates	8.25%	11/21/2021	11/15/2013		6,000	5,946	6,008
Global Tel*Link Corporation	Communications Equipment	9.00%	11/23/2020	5/21/2013		18,500	18,174	18,161
Greystone Select Holdings LLC & Greystone & Co., Inc	Thrifts & Mortgage Finance	9.00%	3/26/2021	3/25/2014		9,925	9,873	9,925
Ikaria, Inc	Health Care Technology	8.75%	2/12/2022	2/4/2014		19,000	18,869	18,762
Infraredx, Inc	Health Care Equipment & Supplies	9.50%	10/1/2018	11/12/2014		10,000	9,817	9,925
Inmar Acquisition Sub, Inc	Professional Services	8.00%	1/27/2022	1/27/2014		10,000	9,908	9,900
K2 Pure Solutions NoCal, L.P	Chemicals	10.00%	8/19/2019	8/19/2013		11,356	11,169	11,356
Kore Wireless Group Inc	Wireless Telecommunication Services	9.25%	3/12/2021	9/12/2014		55,500	54,423	54,390
Landslide Holdings, Inc	Software	8.25%	2/25/2021	2/25/2014		16,300	16,276	16,055
Pharmedium Healthcare Corporation	Health Care Providers & Services	7.75%	1/28/2022	1/28/2014		5,000	4,978	5,000
Pronutria, Inc.	Pharmaceuticals	9.66%	5/15/2018	5/15/2014		7,000	6,969	6,930
Quantum Foods, LLC**	Food Products	14.73%	8/20/2014	2/20/2014		8,961	7,198	2,400
Radius Health, Inc.(7)	Pharmaceuticals	10.01%	6/01/2018	5/30/2014		12,500	12,368	12,500
Rug Doctor, LLC(3)	Diversified Consumer Services	11.25%	6/30/2017	12/23/2013		9,111	8,685	9,020
SOINT, LLC(3)	Aerospace & Defense	15.00%	6/30/2016	6/8/2012		8,733	8,654	8,733
Southern Auto Finance Company(7)(8)	Consumer Finance	11.00%	12/4/2018	10/19/2011		25,000	24,665	24,750
Syndax Pharmaceuticals, Inc	Pharmaceuticals	8.96%	6/13/2018	9/25/2014		9,000	8,929	8,914
T2 Biosystems, Inc.(7)	Health Care Equipment & Supplies	7.21%	7/1/2019	7/11/2014		16,667	16,625	16,667
The Robbins Company TLA	Construction & Engineering	11.74%	5/31/2017	5/31/2013		12,234	12,973	12,973
The Robbins Company TLB	Construction & Engineering	11.74%	4/25/2015	5/31/2013		3,528	3,502	3,598
TierPoint, LLC	IT Services	8.75%	12/2/2022	12/2/2014		25,000	24,751	24,750
TMK Hawk Parent, Corp. (TriMark)	Trading Companies and Distributors	8.50%	10/1/2022	9/26/2014		20,000	19,804	19,800
Trevi Therapeutics, Inc	Pharmaceuticals	7.91%	6/29/2018	12/292014		2,500	2,481	2,481
U.S. Anesthesia Partners, Inc TL	Health Care Providers & Services	6.00%	12/31/2019	9/24/2014		19,950	19,855	19,751
U.S. Anesthesia Partners, Inc TLB	Health Care Providers & Services	9.00%	9/24/2020	9/24/2014		30,000	29,710	29,700
Varilease Finance, Inc	Multi-Sector Holdings	9.25%	8/24/2020	8/22/2014		28,000	27,532	27,510

Total Bank Debt/Senior Secured Loans							$609,799	$599,906

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2014

(in thousands except share/unit amounts)

Description	Industry	Interest(1)		Maturity	Acquisition Date	Par Amount	Cost	Fair Value
Subordinated Debt/Corporate Notes—8.1%
Alegeus Technologies Holdings Corp.	Health Care Technology	12.00%		2/15/2019	6/24/2012	$28,200	$27,744	$28,200
WireCo. Worldgroup Inc.	Building Products	9.00%		5/15/2017	6/28/2012	48,000	47,733	47,940

Total Subordinated Debt/Corporate Notes							$75,477	$76,140

						Shares/ Units
Preferred Equity—2.5%
SOAGG LLC(3)(7)(9)	Aerospace & Defense	8.27	%(5)	6/30/2018	12/14/2010	12,904	$12,904	$13,564
SOINT, LLC(3)(7)(9)	Aerospace & Defense	15.00%		6/30/2018	6/8/2012	86,667	8,667	9,533

Total Preferred Equity							$21,571	$23,097

Common Equity/Partnership Interests/Warrants—34.3%
Ark Real Estate Partners LP(2)(3)†	Diversified Real Estate Activities				3/12/2007	—	$1,389	$885
Ark Real Estate Partners II LP(2)(3)†	Diversified Real Estate Activities				10/23/2012	—	22	21
B Riley Financial Inc. (fka Great American)	Research & Consulting Services				3/16/2007	38,015	2,684	376
Crystal Financial LLC(3)(7)(11)	Diversified Financial Services				12/28/2012	275,000	275,000	297,500
Direct Buy Inc.(4)†	Multiline Retail				11/5/2012	76,999	—	—
Infraredx, Inc. Warrants†	Health Care Equipment & Supplies				11/12/2014	749,925	113	121
Radius Health, Inc.(7)†	Pharmaceuticals				5/30/2014	20,435	98	795
Radius Health, Inc. Warrants(7)†	Pharmaceuticals				7/10/2014	4,706	10	128
RD Holdco Inc. (Rug Doctor)(3)†	Diversified Consumer Services				12/23/2013	231,177	15,683	16,263
RD Holdco Inc. (Rug Doctor) Class B(3)†	Diversified Consumer Services				12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants(3)†	Diversified Consumer Services				12/23/2013	30,370	381	290

Total Common Equity/Partnership Interests/Warrants							$300,596	$321,595

Total Investments (12) – 109.0%							$1,007,443	$1,020,738

						Par Amount
Cash Equivalents – 52.3%
U.S. Treasury Bill	Government	0.000%		1/29/2015	12/29/2014	$490,000	$490,000	$490,000

Total Investments & Cash Equivalents 161.3%							$1,497,443	$1,510,738
Liabilities in Excess of Other Assets – (61.3%)								(574,170)

Net Assets – 100.0%								$936,568

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2014.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2014

(in thousands)

(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2014 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2013	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend Income	Fair Value at December 31, 2014
ARK Real Estate Partners LP	$19,565	$—	$18,579	$(25,294)	$—	$885
ARK Real Estate Partners II LP	456	—	433	(43)	—	21
AviatorCap SII, LLC I	2,272	—	851	—	232	1,421
AviatorCap SII, LLC II	2,945	—	1,587	—	252	1,358
AviatorCap SII, LLC III	696	—	696	—	16	—
Crystal Financial LLC	305,000	—	—	—	30,800	297,500
RD Holdco Inc. (Rug Doctor, common equity)	15,683	—	—	—	—	16,263
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	381	—	—	—	—	290
Rug Doctor LLC	8,747	—	—	—	1,198	9,020
SOAGG LLC	16,719	517	4,272	—	1,131	13,564
SOINT, LLC	11,592	—	2,859	—	1,619	8,733
SOINT, LLC (preferred equity)	9,533	—	—	—	1,301	9,533
USAW 767	1,085	—	1,085	—	33	—

	$399,890	$517	$30,362	$(25,337)	$36,582	$363,804

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2014 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2013	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend Income	Fair Value at December 31, 2014
Direct Buy Inc. (common equity)	$—	$—	$—	$—	$—	$—
Direct Buy Inc. (senior secured loan)	7,789	722	—	—	564	4,646
DSW Group Holdings LLC	—	—	—	928	—	—
National Interest Security Corporation	—	—	—	248	—	—

	$7,789	$722	$—	$1,176	$564	$4,646

(5)	A portion of the coupon may be payable in kind (PIK).
(6)	The following entity is domiciled outside the United States and the investments are denominated in Canadian Dollars: Easyfinancial Services, Inc. in Canada.
(7)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
(8)	Includes an unfunded commitment of $2,475.
(9)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(10)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(11)	Investment represents the operating company after consolidation of the holding company Crystal Capital Financial Holdings LLC.
(12)	Aggregate net unrealized appreciation for U.S. federal income tax purposes is $1,276; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $22,955 and $21,679, respectively, based on a tax cost of $1,019,462.
†	Non-income producing security.
**	Investment is on non-accrual status.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2014

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2014
Diversified Financial Services	29.1%
Health Care Providers & Services	12.8%
Wireless Telecommunications Services	7.9%
Building Products	4.7%
Health Care Technology	4.6%
IT Services	4.5%
Trading Companies & Distributors	4.2%
Aerospace & Defense	3.9%
Consumer Finance	3.3%
Pharmaceuticals	3.1%
Diversified Consumer Services	3.0%
Multi-Sector Holdings	2.7%
Health Care Equipment & Supplies	2.6%
Internet Software & Services	2.0%
Communications Equipment	1.8%
Construction & Engineering	1.6%
Software	1.6%
Chemicals	1.1%
Air Freight & Logistics	1.0%
Insurance	1.0%
Thrifts & Mortgage Finance	1.0%
Professional Services	1.0%
Industrial Conglomerates	0.6%
Multiline Retail	0.5%
Food Products	0.2%
Specialty Retail	0.1%
Diversified Real Estate Activities	0.1%
Research & Consulting Services	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands)

Description(1)	Industry	Interest(2)		Maturity	Acquisition Date	Par Amount		Cost	Fair Value
Bank Debt/Senior Secured Loans—44.6%
Active Media Services, Inc	Media	9.74%		2/1/2018	9/6/2013		$10,000	$9,741	$10,000
AviatorCap SII, LLC I(4)	Aerospace & Defense	12.00%		12/31/2014	5/31/2011		2,272	2,262	2,272
AviatorCap SII, LLC II(4)	Aerospace & Defense	11.00%		12/31/2014	8/23/2011		2,945	2,929	2,945
AviatorCap SII, LLC III(4)	Aerospace & Defense	13.00%		12/31/2014	7/19/2011		696	691	696
Blue Coat Systems, Inc.	Internet Software & Services	9.50%		6/28/2020	6/28/2013		20,500	20,305	20,910
CAMP International Holding Company	Aerospace & Defense	8.25%		11/30/2019	12/2/2013		5,000	5,000	5,109
CT Technologies Intermediate Holdings, Inc	Healthcare Technology	9.25%		10/5/2020	10/2/2013		9,500	9,362	9,500
Direct Buy Inc.(5)	Multiline Retail	12.00% PIK		10/31/2019	11/5/2012		7,789	7,789	7,789
Easyfinancial Services, Inc.(7)(8).	Consumer Finance	9.98%		10/4/2017	9/27/2012	C$	10,000	9,737	9,415
Filtration Group Corp	Industrial Conglomerates	8.25%		11/21/2021	11/15/2013		$6,000	5,940	6,150
Genex Services, Inc	Insurance	9.25%		1/26/2019	7/26/2013		15,000	14,862	15,000
Global Tel*Link Corporation	Communications Equipment	9.00%		11/23/2020	5/21/2013		13,500	13,245	12,926
Grakon, LLC(3)	Machinery	12.00%		12/31/2015	3/21/2011		9,524	8,304	9,524
Interactive Health Solutions, Inc.	Health Care Services	11.50%		10/4/2016	10/4/2011		17,813	17,544	17,813
Isotoner Corporation	Specialty Retail	10.75%		1/8/2018	7/8/2011		45,000	44,126	45,000
K2 Pure Solutions NoCal, L.P	Chemicals	10.00%		8/19/2019	8/19/2013		11,500	11,280	11,270
MYI Acquiror Corporation(8).	Insurance	13% (12% Cash & 1% PIK)	(6)	3/13/2017	9/13/2011		26,035	25,702	26,296
Quantum Foods, LLC	Food Products	11.74%		2/6/2018	2/1/2013		32,813	32,813	32,813
Renaissance Learning, Inc	Education Services	8.75%		5/14/2021	10/16/2013		8,000	7,881	8,095
Rug Doctor, LLC(4)	Diversified Consumer Services	11.25%		6/30/2017	6/7/2012		9,111	8,551	8,747
SMG	Commercial Services & Supplies	10.75%		12/7/2018	10/19/2011		25,000	24,618	25,000
Southern Auto Finance Company(8)(9)	Consumer Finance	11.00%		12/4/2018	12/4/2018		25,000	24,551	25,000
SOINT, LLC(4)	Aerospace & Defense	15.00%		6/30/2016	6/8/2012		11,592	11,430	11,592
Spencer Spirit Holdings, Inc.	Specialty Retail	11.00%		5/1/2017	4/11/2011		10,000	10,000	10,825
Tecomet, Inc	Health Care Equipment & Supplies	9.75%		6/19/2020	12/19/2013		45,000	43,767	43,762
The Robbins Company TLA	Construction & Engineering	11.74%		5/31/2017	5/31/2013		15,057	14,897	15,057
The Robbins Company TLB	Construction & Engineering	11.74%		4/25/2015	5/31/2013		4,561	4,429	4,561
TravelClick, Inc.	Hotels, Restaurants & Leisure	9.75%		3/26/2018	3/25/2013		20,000	19,831	20,000
Trinet HR Corporation	Professional Services	8.75%		2/20/2021	8/14/2013		25,000	24,514	25,250
USAW 767(4)	Aerospace & Defense	14.50%		6/30/2014	12/14/2010		1,085	1,083	1,085

Total Bank Debt/Senior Secured Loans								$437,184	$444,402

Subordinated Debt/Corporate Notes—25.5%
Adams Outdoor Advertising	Media	17.00%		12/8/2015	12/8/2010		$42,500	$42,153	$44,200
Alegeus Technologies Holdings Corp.	Health Care Technology	12.00%		2/15/2019	6/24/2012		28,200	27,663	28,200
Asurion Holdco	Insurance	11.00%		3/2/2019	2/16/2012		12,000	11,713	12,390
Earthbound Farm	Food Products	14.25%		6/21/2017	12/21/2010		58,947	58,137	60,127
Grakon Holdings LLC Sr(3)	Machinery	14.00% PIK		12/31/2015	3/21/2011		2,091	2,091	2,091
Grakon Holdings LLC Jr(3)	Machinery	12.00% PIK		12/31/2015	3/21/2011		13,693	12,544	11,639
Granite Global Solutions Corp.(7)(8)	Insurance	13.50%		11/30/2016	5/31/2011	C$	25,714	25,833	24,210
Richelieu Foods, Inc.	Food Products	13.75% (12% Cash & 1.75%PIK)(6)		5/18/2016	11/18/2010		$23,470	23,149	23,235
WireCo. Worldgroup Inc.	Building Products	11.75%		5/15/2017	6/28/2012		48,000	47,640	48,000

Total Subordinated Debt/Corporate Notes								$250,923	$254,092

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2013

(in thousands, except share/unit amounts)

Description(1)	Industry	Interest(2)		Maturity	Acquisition Date	Shares/Units	Cost	Fair Value
Preferred Equity—2.7%
SOAGG LLC(4)(8)(10)	Aerospace & Defense	8.53%	(6)	6/30/2018	12/14/2010	16,659	$16,659	$16,719
SOINT, LLC(4)(8)(10)	Aerospace & Defense	15.00%		6/30/2018	6/8/2012	86,667	8,667	9,533
Wyle Laboratories†	Aerospace & Defense	8.00%		7/17/2015	6/26/2009	387	39	55

Total Preferred Equity							$25,365	$26,307

Common Equity/Partnership Interests/Warrants—36.5%
Ark Real Estate Partners LP(3)(4)†	Diversified Real Estate Activities				3/12/2007	45,905,653	$45,235	$19,565
Ark Real Estate Partners II LP(3)(4)†	Diversified Real Estate Activities				10/23/2012	1,070,679	498	456
Crystal Financial LLC(4)(8)(11)	Diversified Financial Services				12/28/2012	275,000	275,000	305,000
Direct Buy Inc.(5)†	Multiline Retail				11/5/2012	76,999	—	—
Grakon, LLC(3)†	Machinery				3/21/2011	1,714,286	1,714	—
Grakon, LLC Warrants(3)†	Machinery				3/21/2011	3,518,001	—	—
Great American Group Inc.(8)†	Research & Consulting Services				3/16/2007	572,800	2,681	160
Great American Group Inc.(8)(12)†	Research & Consulting Services				3/16/2007	187,500	3	53
Nuveen Investments, Inc (MDCP Co-Investors, L.P.).†	Asset Management & Custody Banks				11/13/2007	—	30,876	17,084
RD Holdco Inc. (Rug Doctor)(4)†	Diversified Consumer Services				12/23/2013	231,177	15,683	15,683
RD Holdco Inc. (Rug Doctor) Class B(4)†	Diversified Consumer Services				12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants(4)†	Diversified Consumer Services				12/23/2013	30,370	381	381

Total Common Equity/Partnership Interests/Warrants							$377,287	$363,598

Total Investments – 109.3%							$1,090,759	$1,088,399

						Par Amount
Cash Equivalents—45.2%
U.S. Treasury Bill	Government	0.000%		1/09/2014	12/23/2013	$200,000	$200,000	$200,000
U.S. Treasury Bill	Government	0.005%		1/23/2014	12/23/2013	250,000	249,999	249,999

Total Cash Equivalents							$449,999	$449,999

Total Investments & Cash Equivalents—154.5%							$1,540,758	$1,538,398
Liabilities in Excess of Other Assets—(54.5%)								(542,761)

Net Assets—100.0%								$995,637

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2013.
(3)	Investments are held in taxable subsidiaries. Ark Real Estate Partners LP is held through SLRC ADI Corp. and our equity investment in Grakon LLC is held through Grakon TL Holding, Inc.

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

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2013

(in thousands)

(5)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2013 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend Income	Fair Value at December 31, 2013
Direct Buy Inc. (common equity)	$—	$—	$—	$—	$—	$—
Direct Buy Inc.	7,700	955	866	—	976	7,789
DS Waters of America, Inc.	32,095	737	33,016	(14,273)	5,357	—
Participating Preferred Units of DSW Group Holdings LLC	—	—	—	—	—	—
Senior Preferred 15% Units of DSW Group Holdings LLC	125,611	5,628	121,149	—	5,565	—

	$165,406	$7,320	$155,031	$(14,273)	$11,898	$7,789

(6)	A portion of the coupon may be payable in kind (PIK).
(7)	The following entities are domiciled outside the United States and the investments are denominated in Canadian Dollars: Granite Global Solutions Corp. and Easyfinancial Services, Inc. in Canada.
(8)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
(9)	Includes an unfunded commitment of $4,888.
(10)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(11)	Investment represents the operating company after consolidation of the holding company Crystal Capital Financial Holdings LLC.
(12)	Founders’ Shares.
†	Non-income producing security.

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

December 31, 2014

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

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company invests primarily in leveraged middle market companies in the form of senior secured loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded.

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

The preparation of consolidated financial statements in conformity with GAAP and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate, also requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included.

The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)	Under procedures established by our board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third-party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of Solar Capital Partners, LLC (the “Investment Adviser”), does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board. Such determination of fair values involves subjective judgments and estimates.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2014, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

(c)	Gains or losses on investments are calculated by using the specific identification method.

(d)	The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the interest method or on a straight-line basis, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We typically record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring and certain other fees for services rendered are recorded as income when earned.

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all U.S. federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate. As of December 31, 2014 the accrual for excise tax was $0.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

(f)	Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2014, $59,191 was reclassified on our balance sheet between accumulated net realized loss and paid-in capital in excess of par, $20,330 was reclassified on our balance sheet between distributions in excess of net investment income and paid-in capital in excess of par; and $9,849 was reclassified on our balance sheet between accumulated net realized loss and distributions in excess of net investment income. Total earnings and net asset value are not affected.

(g)	Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured credit facility (the “Credit Facility”) and its senior secured notes (the “Senior Secured Notes”) (see note 6 and 8), in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to assist in measuring their fair value.

(k)	The Company records origination and other expenses related to its other debt issuances as prepaid assets. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(m)	The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

Capital’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro-rated for any period of less than three months.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the years ended December 31, 2014, 2013 and 2012.

For the fiscal years ended December 31, 2014, 2013 and 2012, the Company recognized $24,651, $26,794 and $23,647, respectively, in management fees and $7,411, $21,234 and $20,481, respectively, in performance-based incentive fees.

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

For the fiscal years ended December 31, 2014, 2013 and 2012, the Company recognized expenses under the Administration Agreement of $5,362, $4,741 and $3,294, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2014, 2013 and 2012.

Note 4. Net Asset Value Per Share

At December 31, 2014, the Company’s total net assets and net asset value per share were $936,568 and $22.05, respectively. This compares to total net assets and net asset value per share at December 31, 2013 of $995,637 and $22.50, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$48,452	$75,310	$115,761
Denominator—weighted average shares:	42,888,232	44,571,118	37,231,341
Earnings per share:	$1.13	$1.69	$3.11

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2014 and 2013:

Fair Value Measurements

As of December 31, 2014

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$78,115	$521,791	$599,906
Subordinated Debt/Corporate Notes	—	—	76,140	76,140
Preferred Equity	—	—	23,097	23,097
Common Equity/Partnership Interests/ Warrants	1,171	—	320,424	321,595

Total Investments	$1,171	$78,115	$941,452	$1,020,738

Liabilities:
Credit Facility and Senior Secured Notes	$—	$—	$125,000	$125,000

Fair Value Measurements

As of December 31, 2013

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$87,940	$356,462	$444,402
Subordinated Debt/Corporate Notes	—	12,390	241,702	254,092
Preferred Equity	—	—	26,307	26,307
Common Equity/Partnership Interests/ Warrants	213	—	363,385	363,598

Total Investments	$213	$100,330	$987,856	$1,088,399

Derivative assets—interest rate caps and foreign exchange contracts	—	—	—	—
Liabilities:
Credit Facility and Senior Secured Notes	$—	$—	$125,000	$125,000

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

The following tables provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2014 and the year ended December 31, 2013, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2014 and December 31, 2013:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Partnership Interests/ Warrants
Fair value, December 31, 2013	$356,462	$241,702	$26,307	$363,385
Total gains or losses included in earnings:
Net realized gain (loss)	(469)	—	21	(32,021)
Net change in unrealized gain (loss)	(15,763)	(4,319)	584	33,827
Purchase of investment securities	531,265	2,813	517	132
Proceeds from dispositions of investment securities	(367,364)	(164,056)	(4,332)	(44,899)
Transfers in/out of Level 3	17,660	—	—	—

Fair value, December 31, 2014	$521,791	$76,140	$23,097	$320,424

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(10,623)	$(234)	$601	$14,455

During the fiscal year ended December 31, 2014, investments with a fair value of $17,660 were transferred from Level 2 to Level 3. These transfers were a result of changes in the quantity and quality of information used as valuation inputs by the Investment Adviser. There were no other transfers between levels.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2014:

Beginning fair value at December 31, 2013	$125,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value at December 31, 2014	$125,000

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the Senior Secured Notes, in accordance with ASC 825-10. On December 31, 2014, there were borrowings of $50,000 and $75,000, respectively, on the Credit Facility and the Senior Secured Notes. The Company used an independent third-party valuation firm to measure the fair value of the Credit Facility and Senior Secured Notes.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

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

During the fiscal year ended December 31, 2013, there were no transfers in and out of Levels 1 and 2.

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

December 31, 2014

(in thousands, except share amounts)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2014 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2014		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$ $	519,391 2,400	Yield Analysis Collateral Analysis	Market Yield Collateral Value	7.0% – 25.0% (10.3%) NA
Subordinated Debt/Corporate Note	Asset		$76,140	Yield Analysis	Market Yield	9.5% – 12.5% (10.6%)
Preferred Equity	Asset		$23,097	Yield Analysis	Market Yield	8.0% – 15.0% (11.2%)
Common Equity/Partnership Interests/Warrants	Asset	$ $	22,924 297,500	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	6.0x – 7.5x (6.1x) 2.4% – 10.8% (11.5%)
Credit Facility	Liability		$50,000	Yield Analysis	Market Yield	L+0.5% – L+4.8% (L+2.3%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	5.8% – 6.0% (5.9%)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

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

There are no interest rate caps outstanding as of December 31, 2014. The following table highlights the interest rate caps outstanding as of December 31, 2013:

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

As of December 31, 2014 and December 31, 2013, there were no open forward foreign currency contracts outstanding. The Company also had no derivatives designated as hedging instruments at December 31, 2014 and December 31, 2013.

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

Revolving and Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440,000 of revolving credit and $50,000 in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50,000 of revolving credit, bringing the total revolving credit capacity to $490,000. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. At December 31, 2014, outstanding USD equivalent borrowings under the Credit Facility totaled $50,000 in term loans.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

The average annualized interest cost for all borrowings for the year ended December 31, 2014 and the year ended December 31, 2013 was 5.52% and 4.83%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the Unsecured Notes, and the Senior Secured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the year ended December 31, 2014 and the year ended December 31, 2013 were $225,000 and $503,888, respectively.

Note 9(a). Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2014, 2013 and 2012 were as follows:

	2014		2013		2012
Ordinary income	$66,383	97.0%	$68,796	76.9%	$84,596	93.6%
Capital gains	—	0.0%	20,652	23.1%	5,770	6.4%
Return of capital	2,060	3.0%	—	0.0%	—	0.0%

Total distributions	$68,443	100.0%	$89,448	100.0%	$90,366	100.0%

As of December 31, 2014, 2013 and 2012 the components of accumulated gain and losses on a tax basis were as follows(1):

	2014	2013	2012
Undistributed ordinary income	$—	$4,895	$4,475
Undistributed long-term net capital gains	—	—	19,800

Total undistributed net earnings	—	4,895	24,275
Post-October capital losses	—	—	—
Capital loss carryforward	(60,463)	(33,387)	—
Other book/tax temporary differences	(1,184)	—	—
Net unrealized depreciation	1,266	(1,117)	(31,158)

Total taxable income (loss)	$(60,381)	$(29,609)	$(6,883)

(1)	Tax information for the fiscal years ended December 31, 2014, 2013 and 2012 are/were estimates and are not final until the Company files its tax returns, typically in September each year.

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

Note 9(b). Other Tax Information (unaudited)

For the fiscal year ended December 31, 2014, none of the distributions paid during the year were eligible for qualified dividend income treatment or the dividends received deduction for corporate stockholders. For the

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

fiscal year ended December 31, 2013, 0.04% of the distributions paid during the year were eligible for qualified dividend income treatment as well as the dividends received deduction for corporate stockholders. For the fiscal year ended December 31, 2012, 1.12% of the distributions paid during the year were eligible for qualified dividend income treatment and 1.00% of the distributions were eligible for the dividends received deduction for corporate stockholders.

Note 10. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the respective periods:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Per Share Data: (a)
Net asset value, beginning of year	$22.50	$22.70	$22.02	$22.73	$21.24

Net investment income	1.56	1.91	2.20	2.25	2.08
Net realized and unrealized gain (loss)	(0.43)	(0.22)	0.91	(0.57)	2.19

Net increase in net assets resulting from operations	1.13	1.69	3.11	1.68	4.27
Distributions to stockholders (see note 9a):
From net investment income	(1.55)	(1.55)	(2.27)	(2.02)	(1.93)
From net realized gains	—	(0.46)	(0.16)	(0.38)	(0.21)
From other sources	(0.05)	—	—	—	—
Anti-dilution (dilution)	0.02	0.12	—	0.01	(0.33)
Offering costs	—	—	—	—	(0.31)

Net asset value, end of period	$22.05	$22.50	$22.70	$22.02	$22.73

Per share market value, end of period	$18.01	$22.55	$23.91	$22.09	$24.78
Total Return(b)	(13.58)%	2.82%	20.03%	(1.07)%	45.51%
Net assets, end of period	$936,568	$995,637	$878,273	$805,941	$826,994
Shares outstanding, end of period	42,465,162	44,244,195	38,694,060	36,608,038	36,383,158
Ratios to average net assets:
Net investment income	6.93%	8.43%	9.79%	9.97%	9.31%

Operating expenses	4.24%	5.82%	6.25%	5.82%	5.54%
Interest and other credit facility expenses	1.50%	1.99%	2.28%	1.12%	1.92%

Total expenses	5.74%	7.81%	8.53%	6.94%	7.46%

Average debt outstanding	$225,000	$318,186	$237,859	$152,047	$140,301
Portfolio turnover ratio	53.7%	25.6%	54.7%	34.5%	38.9%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. For 2010, the public offering price is used as the beginning market price and does not assume dividend reinvestment.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facilities
Fiscal 2014	$0	$0	—	N/A
Fiscal 2013	0	0	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2014	$100,000	$2,294	—	$943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2014	$75,000	$1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2014	$50,000	$1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit.

Note 11. Crystal Financial LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

solutions, from SSP Energy Ltd., Quartz Managers LLC and Quantum Strategic Partners Ltd. (the “Crystal Acquisition”) pursuant to a definitive agreement entered into on December 17, 2012. We invested $275,000 in cash to effect the Crystal Acquisition. Crystal Financial owns approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest is held by various employees of Crystal Financial LLC, through their investment in Crystal Management LP. Crystal Financial LLC had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On January 27, 2014 the revolving credit facility was expanded to $300,000. On March 31, 2014, we exchanged $137,500 of our equity interest in Crystal Financial in exchange for $137,500 in floating rate senior secured notes in Crystal Financial bearing interest at LIBOR plus 9.50%, maturing on March 31, 2019. Our financial statements, including our schedule of investments, reflect our investments in Crystal Financial on a consolidated basis. We also have an additional $50,000 commitment to Crystal Financial LLC (which may be structured as debt or equity), conditional upon approval of Crystal Financial LLC’s board of managers, among other conditions.

As of December 31, 2014, Crystal Financial LLC had 29 funded commitments to 27 different issuers with a total par value of approximately $477,945 on total assets of $542,252. As of December 31, 2013, Crystal Financial LLC had 27 funded commitments to 23 different issuers with a total par value of approximately $465,496 on total assets of $499,054. As of December 31, 2014 and 2013, all loans were floating rate with the largest loan outstanding totaling $33,000 and $50,000, respectively. For the same periods, the average exposure per issuer was $17,702 and $20,239, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $259,698 and $200,400 of borrowings outstanding at December 31, 2014 and December 31, 2013, respectively. For the years ended December 31, 2014 and December 31, 2013, Crystal Financial LLC had net income of $27,197 and $28,054 on gross income of $56,127 and $54,047, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 12. Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a program for the purpose of repurchasing up to $100,000 of the Company’s common stock. Under the repurchase program, the Company could have, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 and 10b-5 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Company’s board of directors extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100,000 of the Company’s outstanding shares of common stock have been repurchased. On July 31, 2014, the Company’s stock repurchase program expired. For the fiscal year ended December 31, 2014, the Company repurchased 1,779,033 shares at an average price of approximately $21.97 per share, inclusive of commissions. The total dollar amount of shares repurchased was $39,078. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions, for a total dollar amount of $17,508.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

Note 13. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2014	$32,945	0.78	$16,792	0.40	$(11,942)	(0.28)	$4,850	0.11
September 30, 2014	28,358	0.67	16,360	0.39	(3,592)	(0.08)	12,768	0.30
June 30, 2014	28,004	0.66	16,132	0.38	952	0.02	17,084	0.40
March 31, 2014	32,630	0.74	17,424	0.40	(3,674)	(0.08)	13,750	0.31

December 31, 2013	$35,364	0.80	$18,532	0.42	$10,415	0.23	$28,947	0.65
September 30, 2013	42,986	0.96	21,628	0.48	(11,058)	(0.24)	10,570	0.24
June 30, 2013	39,145	0.87	19,256	0.43	(19,269)	(0.43)	(13)	(0.00)
March 31, 2013	46,097	1.04	25,519	0.58	10,287	0.23	35,806	0.81

Note 14. Commitments and Contingencies

The Company had unfunded equity and debt commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of December 31, 2014 and December 31, 2013 is $103,693 and $15,000, respectively.

Note 15. Senior Secured Unitranche Loan Program

On September 2, 2014, the Company entered into a limited liability company agreement with an affiliate (the “Investor”) of a fund managed by Pacific Investment Management Company LLC (“PIMCO”) to co-invest in middle market senior secured unitranche loans sourced by the same origination platform used by the Company. Initial funding commitments to the unitranche strategy total $600,000, consisting of direct equity investments and co-investment commitments as described below. The joint venture vehicle known as the Senior Secured Unitranche Loan Program (“SSLP”) is structured as an unconsolidated Delaware limited liability company. The Company and the Investor have initially made equity commitments to the SSLP of $300,000 and $43,250, respectively. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and PIMCO (with approval from a representative of each required). As of December 31, 2014, SSLP has not commenced operations.

Note 16. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On February 25, 2015, our Board declared a quarterly dividend of $0.40 per share payable on April 2, 2015 to holders of record as of March 19, 2015.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 72 of this Form 10-K, is incorporated by reference herein.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	First Supplemental Indenture, dated November 16, 2012, relating to the 6.75% Senior Notes due 2042, between the Registrant and U.S. Bank National Association as trustee(3)

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(2)

10.3	Amendment No. 1 to the Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(6)

10.4	Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(4)

10.5	Form of Custodian Agreement(8)

10.6	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(7)

10.7	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

Exhibit Number	Description

10.8	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(4)

10.9	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(1)

10.10	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited(4)

10.11	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.12	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.13	Form of Registration Rights Agreement(5)

10.14	Form of Subscription Agreement(5)

10.15	Form of Limited Liability Company Agreement, dated as of September 2, 2014, between Solar Capital Ltd. and Senior Secured Unitranche LLC, a Delaware limited liability company(9)

11.1	Computation of Per Share Earnings*

14.1	Code of Ethics(1)

14.2	Code of Business Conduct(8)

21.1	Subsidiaries of Solar Capital Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Crystal Financial LLC (A Delaware Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2014 and December 31, 2013*

99.2	Crystal Capital Financial Holdings LLC (A Delaware Limited Liability Company) Consolidated Financial Statements for the year ended December 31, 2013*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.

(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.

(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.

(4)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.

(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.

(6)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.

(7)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.

(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.

(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 4, 2014.

*	Filed herewith.

c. Consolidated Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated:

Consolidated Financial Statements for Crystal Financial LLC’s (A Delaware Limited Liability Company) years ended December 31, 2014 and December 31, 2013 are attached as Exhibit 99.1 to our Form 10-K. Consolidated Financial Statements for Crystal Capital Financial Holdings LLC (A Delaware Limited Liability Company) for the year ended December 31, 2013 is attached as Exhibit 99.2 to our Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer, President, Chairman of the Board and Director

Date: February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 25, 2015	/s/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 25, 2015	/s/ STEVEN HOCHBERG Steven Hochberg	Director

February 25, 2015	/s/ DAVID S. WACHTER David S. Wachter	Director

February 25, 2015	/s/ LEONARD A. POTTER Leonard A. Potter	Director

February 25, 2015	/s/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

February 25, 2015	/s/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary