Form 10-Q
period 2015-03-31
Solar Capital Ltd.
filed 2015-05-05
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2015

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 4, 2015 was 42,465,162.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Investments at fair value:
Companies less than 5% owned (cost: $681,057 and $659,552, respectively)	$674,179	$652,288
Companies 5% to 25% owned (cost: $8,511 and $8,511, respectively)	3,612	4,646
Companies more than 25% owned (cost: $337,816 and $339,380, respectively)	365,256	363,804

Total investments (cost: $1,027,384 and $1,007,443, respectively)	1,043,047	1,020,738
Cash	104,244	145,075
Cash equivalents	490,045	490,000
Foreign currency (cost: $444 and $275, respectively)	407	265
Interest receivable	7,268	4,549
Dividends receivable	8,254	8,258
Deferred financing costs	3,254	3,263
Receivable for investments sold	14,393	13,138
Prepaid expenses and other assets	1,494	1,048

Total assets	$1,672,406	$1,686,334

Liabilities
Revolving credit facilities (see note 6 and 8)	$—	$—
Unsecured senior notes (see note 8)	100,000	100,000
Senior secured notes (see note 6 and 8)	75,000	75,000
Term loan (see note 6 and 8)	50,000	50,000
Distributions payable	16,986	16,986
Payable for investments and cash equivalents purchased	490,045	492,475
Management fee payable (see note 3)	5,865	6,109
Performance-based incentive fee payable (see note 3)	—	4,198
Administrative services expense payable (see note 3)	278	2,427
Interest payable (see note 8)	2,590	1,504
Other liabilities and accrued expenses	1,161	1,067

Total liabilities	$741,925	$749,766

Commitments and contingencies (see note 12 and 13)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,465,162 and 42,465,162 shares issued and outstanding, respectively	$425	$425
Paid-in capital in excess of par	991,963	991,963
Distributions in excess of net investment income	(11,195)	(8,599)
Accumulated net realized loss	(66,338)	(60,506)
Net unrealized appreciation	15,626	13,285

Total net assets	$930,481	$936,568

Net Asset Value Per Share	$21.91	$22.05

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2015	March 31, 2014
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$16,323	$22,947
Companies 5% to 25% owned	—	235
Companies more than 25% owned	700	960
Dividends:
Companies more than 25% owned	8,477	8,416
Other income:
Companies less than 5% owned	125	68
Companies more than 25% owned	5	4

Total investment income	25,630	32,630

EXPENSES:
Management fees (see note 3)	$5,865	$6,210
Performance-based incentive fees (see note 3)	—	3,213
Interest and other credit facility expenses (see note 8)	3,601	3,592
Administrative services expense (see note 3)	1,039	1,169
Other general and administrative expenses	735	1,022

Total expenses	11,240	15,206

Net investment income	$14,390	$17,424

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$(4,779)	$8
Companies 5% to 25% owned	(1,050)	928
Companies more than 25% owned	—	(25,310)

Net realized loss on investments and cash equivalents	(5,829)	(24,374)
Net realized loss on foreign currencies:	(3)	(1,979)

Net realized loss	(5,832)	(26,353)

Net change in unrealized gain (loss) on investments and cash equivalents	2,368	20,782
Net change in unrealized gain (loss) on foreign currencies	(27)	1,897

Net change in unrealized gain	2,341	22,679

Net realized and unrealized gain (loss) on investments, cash equivalents and foreign currencies	(3,491)	(3,674)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$10,899	$13,750

EARNINGS PER SHARE (see note 5)	$0.26	$0.31

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Three months ended March 31, 2015 (unaudited)	Year ended December 31, 2014
Increase in net assets resulting from operations:
Net investment income	$14,390	$66,707
Net realized loss	(5,832)	(36,840)
Net change in unrealized gain	2,341	18,585

Net increase in net assets resulting from operations	10,899	48,452

Distributions to stockholders:
From net investment income	(16,986)	(66,383)
From other sources	—	(2,060)†

Net distributions to stockholders	(16,986)	(68,443)

Capital transactions:
Repurchases of common stock	—	(39,078)

Net increase (decrease) in net assets resulting from capital transactions	—	(39,078)

Total increase (decrease) in net assets	(6,087)	(59,069)
Net assets at beginning of period	936,568	995,637

Net assets at end of period (1)	$930,481	$936,568

Capital stock activity:
Common stock repurchased	—	(1,779,033)

Net increase (decrease) from capital stock activity	—	(1,779,033)

†	Represents tax return of capital.
(1)	Includes undistributed (overdistributed) net investment income of ($11,195) and ($8,599), respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$10,899	$13,750

Adjustments to reconcile net increase in net assets resulting from operations:
Net realized loss on investments and cash equivalents	5,829	24,374
Net realized loss on foreign currencies and derivatives	3	1,979
Net change in unrealized (gain) loss on investments and cash equivalents	(2,368)	(20,782)
Net change in unrealized (gain) loss on foreign currencies and derivatives	(27)	(1,897)

(Increase) decrease in operating assets:
Purchase of investments	(33,326)	(281,367)
Proceeds from disposition of investments	7,714	339,613
Capitalization of payment-in-kind interest	(134)	(1,286)
Receivable for investments sold	(1,255)	(661)
Interest receivable	(2,719)	(551)
Dividends receivable	4	495
Prepaid expenses and other assets	(446)	(541)

Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(2,430)	24,746
Management fee payable	(244)	430
Performance-based incentive fees payable	(4,198)	(1,420)
Payable for common stock repurchased	—	2,567
Administrative services expense payable	(2,149)	(1,533)
Interest payable	1,086	1,087
Other liabilities and accrued expenses	94	34

Net Cash Provided by (Used in) Operating Activities	(23,667)	99,037

Cash Flows from Financing Activities:
Cash distributions paid	(16,986)	(18,520)
Deferred financing costs	9	9
Repurchase of common stock	—	(19,574)

Net Cash Provided by (Used in) Financing Activities	(16,977)	(38,085)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,644)	60,952
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	635,340	586,979

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$594,696	$647,931

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,515	$2,505

Non-cash financing activities consist of the reinvestment of distributions of $0 and $0 for the three months ended March 31, 2015 and 2014, respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2015

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(12)	LIBOR Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount		Cost	Fair Value
Bank Debt/Senior Secured Loans — 66.9%
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+850	1.00%	9.50%		2/20/2014	8/24/2021		$29,000	$28,658	$28,565
AgaMatrix, Inc	Health Care Equipment & Supplies	L+835	N/A	8.52%		2/6/2015	2/1/2019		6,667	6,538	6,534
Argo Turboserve Corporation & Argo Tech, LLC	Air Freight & Logistics	L+825	N/A	8.51%		5/2/2014	5/2/2018		15,133	15,133	14,944
Asurion, LLC	Insurance	L+750	1.00%	8.50%		2/27/2014	3/3/2021		10,000	9,867	10,065
AviatorCap SII, LLC I (3)	Aerospace & Defense	—	—	12.00%		5/31/2011	12/31/2016		1,325	1,325	1,325
AviatorCap SII, LLC II (3)	Aerospace & Defense	—	—	11.00%		8/23/2011	12/31/2016		937	937	937
Bishop Lifting Products, Inc. (9)	Trading Companies & Distributors	L+800	1.00%	9.00%		3/24/2014	3/27/2022		25,000	24,778	21,500
Blue Coat Systems, Inc	Internet Software & Services	L+850	1.00%	9.50%		6/28/2013	6/28/2020		20,500	20,333	20,910
CAMP International Holding Company	Aerospace & Defense	L+725	1.00%	8.25%		12/2/2013	11/30/2019		5,000	5,000	5,009
Datapipe, Inc	IT Services	L+750	1.00%	8.50%		8/14/2014	9/15/2019		27,000	26,433	26,055
Direct Buy Inc. (4)**	Multiline Retail	—	—	12.00%PI	K	11/5/2012	10/31/2019		9,030	8,511	3,612
DISA Holdings Acquisition Subsidiary Corp	Health Care Providers & Services	L+850	1.00%	9.50%		12/9/2014	6/9/2021		51,476	50,731	50,704
Easyfinancial Services, Inc. (6)(7)	Consumer Finance	BA+722	—	8.22%		9/27/2012	10/4/2018	C$	10,000	9,261	7,974
Emerging Markets Communications, LLC	Wireless Telecommunication Services	L+850	1.00%	9.50%		5/20/2014	11/20/2020		$27,000	26,575	26,730
Filtration Group Corp	Industrial Conglomerates	L+725	1.00%	8.25%		11/15/2013	11/21/2021		6,000	5,947	6,037
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%		5/21/2013	11/23/2020		18,500	18,184	18,159
Greystone Select Holdings LLC & Greystone & Co.,Inc	Thrifts & Mortgage Finance	L+800	1.00%	9.00%		3/25/2014	3/26/2021		9,900	9,850	9,900
Ikaria, Inc	Health Care Technology	L+775	1.00%	8.75%		2/4/2014	2/12/2022		19,000	18,872	19,190
Infraredx, Inc	Health Care Equipment & Supplies	L+927	—	9.53%		11/12/2014	10/1/2018		10,000	9,827	9,925
Inmar Acquisition Sub, Inc	Professional Services	L+700	1.00%	8.00%		1/27/2014	1/27/2022		10,000	9,911	9,900
K2 Pure Solutions NoCal, L.P	Chemicals	L+900	1.00%	11.00%		8/19/2013	8/19/2019		11,284	11,106	11,285
Kore Wireless Group, Inc	Wireless Telecommunication Services	L+825	1.00%	9.25%		9/12/2014	3/12/2021		55,500	54,455	54,390
Landslide Holdings, Inc	Software	L+725	1.00%	8.25%		2/25/2014	2/25/2021		16,300	16,277	16,300
Pharmedium Healthcare Corporation	Health Care Providers & Services	L+675	1.00%	7.75%		1/28/2014	1/28/2022		5,000	4,979	5,000
Pronutria, Inc.	Pharmaceuticals	L+950	—	9.67%		5/15/2014	5/15/2018		7,000	6,984	7,000
Radius Health, Inc. (7)	Pharmaceuticals	L+985	—	10.02%		5/30/2014	6/01/2018		12,500	12,412	12,500
Rug Doctor LLC (3)	Diversified Consumer Services	L+975	1.50%	11.25%		12/23/2013	6/30/2017		9,111	8,722	9,020
SOINT, LLC (3)	Aerospace & Defense	—	—	15.00%		6/8/2012	6/30/2016		8,382	8,318	8,382
Southern Auto Finance Company (7)	Consumer Finance	—	—	11.00%		10/19/2011	12/4/2018		25,000	24,681	24,750
Syndax Pharmaceuticals, Inc	Pharmaceuticals	L+880	—	8.97%		9/25/2014	6/13/2018		9,000	8,956	9,000
T2 Biosystems, Inc	Health Care Equipment & Supplies	L+705	—	7.22%		7/11/2014	7/1/2019		16,667	16,666	16,667
The Robbins Company TLA	Construction & Engineering	L+1150	—	11.77%		5/31/2013	5/31/2017		11,763	12,738	12,474
The Robbins Company TLB	Construction & Engineering	L+1150	—	11.77%		5/31/2013	4/15/2016		3,477	3,420	3,547
TierPoint, LLC	IT Services	L+775	1.00%	8.75%		12/2/2014	12/2/2022		25,000	24,757	25,000
TMK Hawk Parent, Corp. (TriMark)	Trading Companies and Distributors	L+750	1.00%	8.50%		9/26/2014	10/1/2022		20,000	19,809	20,000
Trevi Therapeutics, Inc	Pharmaceuticals	L+775	—	7.92%		12/29/2014	6/29/2018		2,500	2,483	2,481
U.S. Anesthesia Partners Inc	Health Care Providers & Services	L+500	1.00%	6.00%		9/24/2014	12/31/2019		19,900	19,809	19,701
U.S. Anesthesia Partners Inc. TLB	Health Care Providers & Services	L+800	1.00%	9.00%		9/24/2014	9/24/2020		30,000	29,720	29,700
Varilease Finance, Inc	Multi-Sector Holdings	L+825	1.00%	9.25%		8/22/2014	8/24/2020		38,000	37,378	37,335

Total Bank Debt/Senior Secured Loan										$630,341	$622,507

Subordinated Debt/Corporate Notes — 7.9%
Alegeus Technologies Holdings Corp	Health Care Technology			12.00%		6/24/2012	2/15/2019		28,200	$27,765	$28,200
WireCo. Worldgroup Inc.	Building Products			9.00%		6/28/2012	5/15/2017		48,000	47,758	45,120

Total Subordinated Debt/Corporate Notes										$75,523	$73,320

									Shares/Units
Preferred Equity — 2.3%
SOAGG LLC (3)(5)(7)(8)	Aerospace & Defense			8.28%		12/14/2010	6/30/2018		12,158	$12,157	$12,404
SOINT, LLC (3)(7)(8)	Aerospace & Defense			15.00%		6/8/2012	6/30/2018		86,667	8,667	9,533

Total Preferred Equity										$20,824	$21,937

Common Equity/Equity Interests/Warrants — 35.0%
AgaMatrix Inc. Warrants*	Health Care Equipment & Supplies					2/6/2015			83,543	$100	$89
Ark Real Estate Partners LP (2)(3)*	Diversified Real Estate Activities					3/12/2007			—	1,389	879
Ark Real Estate Partners LP (2)(3)*	Diversified Real Estate Activities					10/23/2012			—	22	21
B Riley Financial Inc. (Great American)*	Research & Consulting Services					3/16/2007			38,015	2,684	456
Crystal Financial LLC (3)(7)(10)	Diversified Financial Services					12/28/2012			275,000	275,000	301,000
Direct Buy Inc.(4)*	Multiline Retail					11/5/2012			76,999	—	—
Infraredx, Inc. Warrants*	Health Care Equipment & Supplies					11/12/2014			749,925	113	105
Radius Health Inc.(7)*	Pharmaceuticals					5/30/2014			20,435	98	841
Radius Health Inc. Warrants (7)*	Pharmaceuticals					7/10/2014			4,706	10	137
RD Holdco Inc. (Rug Doctor) (3)*	Diversified Consumer Services					12/23/2013			231,177	15,683	16,252
RD Holdco Inc. (Rug Doctor) Class B (3)*	Diversified Consumer Services					12/23/2013			522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)*	Diversified Consumer Services					12/23/2013			30,370	381	287

Total Common Equity/Equity Interests/Warrants										$300,696	$325,283

Total Investments(11) — 112.1%										$1,027,384	$1,043,047

									Par Amount
Cash Equivalents — 52.7%
U.S. Treasury Bill	Government					3/30/2015	4/23/2015		$490,000	$490,045	$490,045

Total Investments & Cash Equivalents —164.8%										$1,517,429	$1,533,092
Liabilities in Excess of Other Assets — (64.8%)											(602,611)

Net Assets — 100.0%											$930,481

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2015

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2015.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.
(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2015 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2014	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/Dividend /Other Income	Fair Value at March 31, 2015
ARK Real Estate Partners LP	$885	$—	$—	$—	$—	$879
ARK Real Estate Partners II LP	21	—	—	—	—	21
AviatorCap SII, LLC I	1,421	—	97	—	40	1,325
AviatorCap SII, LLC II	1,358	—	421	—	31	937
Crystal Financial LLC	297,500	—	—	—	7,900	301,000
RD Holdco Inc. (Rug Doctor, common equity)	16,263	—	—	—	—	16,252
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	290	—	—	—	—	287
Rug Doctor LLC	9,020	—	—	—	300	9,020
SOAGG LLC	13,564	133	880	—	250	12,404
SOINT, LLC	8,733	—	351	—	335	8,382
SOINT, LLC (preferred equity)	9,533	—	—	—	326	9,533

	$363,804	$133	$1,749	$—	$9,182	$365,256

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2015 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2014	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/Dividend Income	Fair Value at March 31, 2015
Direct Buy Inc. (common equity)	$—	$—	$—	$—	$—	$—
Direct Buy Inc. (senior secured loan)	4,646	263	—	—	—	3,612
DSW Group Holdings LLC	—	—	—	(1,050)	—	—

	$4,646	$263	$—	$(1,050)	$—	$3,612

(5)	A portion of the coupon may be payable in kind (PIK). Currently, 1,729 units pay cash at a rate of 10.00% but have the option to pay in kind at the same rate. 6,917 units pay in kind at a rate of 8.00%, but have the option to pay in cash at the same rate and 3,512 units pay cash at a rate of 8.00% but have the option to pay in kind at the same rate.
(6)	The following entity is domiciled outside the United States and the investments are denominated in Canadian Dollars: Easyfinancial Services, Inc. in Canada.
(7)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2015, on a fair value basis, non-qualifying assets in the portfolio represented 22.7% of the total assets of the Company.
(8)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(9)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(10)	Investment represents the operating company after consolidation of the holding company Crystal Capital Financial Holdings LLC.
(11)	Aggregate net unrealized appreciation for U.S. federal income tax purposes is $8,633; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $30,044 and $21,411, respectively, based on a tax cost of $1,034,414.
(12)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
*	Non-income producing security.
**	Investment is on non-accrual status.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2015

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2015
Diversified Financial Services	28.9%
Health Care Providers & Services	12.8%
Wireless Telecommunications Services	7.8%
IT Services	4.9%
Health Care Technology	4.5%
Building Products	4.3%
Trading Companies & Distributors	4.0%
Aerospace & Defense	3.6%
Multi-Sector Holdings	3.6%
Health Care Equipment & Supplies	3.2%
Consumer Finance	3.1%
Pharmaceuticals	3.1%
Diversified Consumer Services	3.0%
Internet Software & Services	2.0%
Communications Equipment	1.7%
Software	1.6%
Construction & Engineering	1.5%
Air Freight & Logistics	1.4%
Chemicals	1.1%
Insurance	1.0%
Thrifts & Mortgage Finance	1.0%
Professional Services	0.9%
Industrial Conglomerates	0.6%
Multiline Retail	0.3%
Diversified Real Estate Activities	0.1%
Research & Consulting Services	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(in thousands)

Description	Industry	Interest (1)		Maturity	Acquisition Date	Par Amount		Cost	Fair Value
Bank Debt/Senior Secured Loans — 64.1%
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	9.50%		8/24/2021	2/20/2014		$25,000	$24,710	$25,000
Argo Turboserve Corporation & Argo Tech, LLC	Air Freight & Logistics	8.49%		5/2/2018	5/2/2014		10,450	10,450	10,319
Asurion, LLC	Insurance	8.50%		3/3/2021	2/27/2014		10,000	9,863	9,967
AviatorCap SII, LLC I (3)	Aerospace & Defense	12.00%		12/31/2016	5/31/2011		1,421	1,421	1,421
AviatorCap SII, LLC II (3)	Aerospace & Defense	11.00%		12/31/2016	8/23/2011		1,358	1,358	1,358
Bishop Lifting Products, Inc. (10)	Trading Companies & Distributors	9.00%		3/27/2022	3/24/2014		25,000	24,770	23,500
Blue Coat Systems, Inc.	Internet Software & Services	9.50%		6/28/2020	6/28/2013		20,500	20,327	20,193
Body Central Stores, Inc	Specialty Retail	8.24%		2/6/2017	2/6/2014		1,140	1,140	1,140
CAMP International Holding Company	Aerospace & Defense	8.25%		11/30/2019	12/2/2013		5,000	5,000	5,025
Datapipe, Inc	IT Services	8.50%		9/15/2019	8/14/2014		22,000	21,584	21,450
Direct Buy Inc. (4)**	Multiline Retail	12.00% PI	K	10/31/2019	11/5/2012		8,767	8,511	4,646
DISA Holdings Acquisition Subsidiary Corp	Health Care Providers & Services	9.50%		6/9/2021	12/9/2014		51,476	50,709	50,704
Easyfinancial Services, Inc. (6)(7)	Consumer Finance	8.50%		10/4/2018	9/27/2012	C$	10,000	9,261	8,696
Emerging Markets Communications, LLC	Wireless Telecommunication Services	9.50%		11/20/2020	5/20/2014		$27,000	26,561	26,528
Filtration Group Corp	Industrial Conglomerates	8.25%		11/21/2021	11/15/2013		6,000	5,946	6,008
Global Tel*Link Corporation	Communications Equipment	9.00%		11/23/2020	5/21/2013		18,500	18,174	18,161
Greystone Select Holdings LLC & Greystone & Co., Inc	Thrifts & Mortgage Finance	9.00%		3/26/2021	3/25/2014		9,925	9,873	9,925
Ikaria, Inc	Health Care Technology	8.75%		2/12/2022	2/4/2014		19,000	18,869	18,762
Infraredx, Inc	Health Care Equipment & Supplies	9.50%		10/1/2018	11/12/2014		10,000	9,817	9,925
Inmar Acquisition Sub, Inc	Professional Services	8.00%		1/27/2022	1/27/2014		10,000	9,908	9,900
K2 Pure Solutions NoCal, L.P	Chemicals	10.00%		8/19/2019	8/19/2013		11,356	11,169	11,356
Kore Wireless Group Inc	Wireless Telecommunication Services	9.25%		3/12/2021	9/12/2014		55,500	54,423	54,390
Landslide Holdings, Inc	Software	8.25%		2/25/2021	2/25/2014		16,300	16,276	16,055
Pharmedium Healthcare Corporation	Health Care Providers & Services	7.75%		1/28/2022	1/28/2014		5,000	4,978	5,000
Pronutria, Inc.	Pharmaceuticals	9.66%		5/15/2018	5/15/2014		7,000	6,969	6,930
Quantum Foods, LLC**	Food Products	14.73%		8/20/2014	2/20/2014		8,961	7,198	2,400
Radius Health, Inc. (7)	Pharmaceuticals	10.01%		6/01/2018	5/30/2014		12,500	12,368	12,500
Rug Doctor, LLC (3)	Diversified Consumer Services	11.25%		6/30/2017	12/23/2013		9,111	8,685	9,020
SOINT, LLC (3)	Aerospace & Defense	15.00%		6/30/2016	6/8/2012		8,733	8,654	8,733
Southern Auto Finance Company (7)(8)	Consumer Finance	11.00%		12/4/2018	10/19/2011		25,000	24,665	24,750
Syndax Pharmaceuticals, Inc	Pharmaceuticals	8.96%		6/13/2018	9/25/2014		9,000	8,929	8,914
T2 Biosystems, Inc. (7)	Health Care Equipment & Supplies	7.21%		7/1/2019	7/11/2014		16,667	16,625	16,667
The Robbins Company TLA	Construction & Engineering	11.74%		5/31/2017	5/31/2013		12,234	12,973	12,973
The Robbins Company TLB	Construction & Engineering	11.74%		4/25/2015	5/31/2013		3,528	3,502	3,598
TierPoint, LLC	IT Services	8.75%		12/2/2022	12/2/2014		25,000	24,751	24,750
TMK Hawk Parent, Corp. (TriMark)	Trading Companies and Distributors	8.50%		10/1/2022	9/26/2014		20,000	19,804	19,800
Trevi Therapeutics, Inc	Pharmaceuticals	7.91%		6/29/2018	12/292014		2,500	2,481	2,481
U.S. Anesthesia Partners, Inc TL	Health Care Providers & Services	6.00%		12/31/2019	9/24/2014		19,950	19,855	19,751
U.S. Anesthesia Partners, Inc TLB	Health Care Providers & Services	9.00%		9/24/2020	9/24/2014		30,000	29,710	29,700
Varilease Finance, Inc	Multi-Sector Holdings	9.25%		8/24/2020	8/22/2014		28,000	27,532	27,510

Total Bank Debt/Senior Secured Loans								$609,799	$599,906

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2014

(in thousands except share/unit amounts)

Description	Industry	Interest (1)		Maturity	Acquisition Date	Par Amount	Cost	Fair Value
Subordinated Debt/Corporate Notes — 8.1%
Alegeus Technologies Holdings Corp.	Health Care Technology	12.00%		2/15/2019	6/24/2012	$28,200	$27,744	$28,200
WireCo. Worldgroup Inc.	Building Products	9.00%		5/15/2017	6/28/2012	48,000	47,733	47,940

Total Subordinated Debt/Corporate Notes							$75,477	$76,140

						Shares/ Units
Preferred Equity — 2.5%
SOAGG LLC (3)(7)(9)	Aerospace & Defense	8.27	%(5)	6/30/2018	12/14/2010	12,904	$12,904	$13,564
SOINT, LLC (3)(7)(9)	Aerospace & Defense	15.00%		6/30/2018	6/8/2012	86,667	8,667	9,533

Total Preferred Equity							$21,571	$23,097

Common Equity/Equity Interests/Warrants — 34.3%
Ark Real Estate Partners LP (2)(3)†	Diversified Real Estate Activities				3/12/2007	—	$1,389	$885
Ark Real Estate Partners II LP (2)(3)†	Diversified Real Estate Activities				10/23/2012	—	22	21
B Riley Financial Inc. (fka Great American)	Research & Consulting Services				3/16/2007	38,015	2,684	376
Crystal Financial LLC (3)(7)(11)	Diversified Financial Services				12/28/2012	275,000	275,000	297,500
Direct Buy Inc. (4)†	Multiline Retail				11/5/2012	76,999	—	—
Infraredx, Inc. Warrants†	Health Care Equipment & Supplies				11/12/2014	749,925	113	121
Radius Health, Inc. (7)†	Pharmaceuticals				5/30/2014	20,435	98	795
Radius Health, Inc. Warrants (7)†	Pharmaceuticals				7/10/2014	4,706	10	128
RD Holdco Inc. (Rug Doctor) (3)†	Diversified Consumer Services				12/23/2013	231,177	15,683	16,263
RD Holdco Inc. (Rug Doctor) Class B (3)†	Diversified Consumer Services				12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)†	Diversified Consumer Services				12/23/2013	30,370	381	290

Total Common Equity/Equity Interests/Warrants							$300,596	$321,595

Total Investments (12) — 109.0%							$1,007,443	$1,020,738

						Par Amount
Cash Equivalents — 52.3%
U.S. Treasury Bill	Government	0.000%		1/29/2015	12/29/2014	$490,000	$490,000	$490,000

Total Investments & Cash Equivalents 161.3%							$1,497,443	$1,510,738
Liabilities in Excess of Other Assets — (61.3%)								(574,170)

Net Assets — 100.0%								$936,568

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2014.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.

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

March 31, 2015

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2015.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2015, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

(c)	Gains or losses on investments are calculated by using the specific identification method.

(d)	The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the interest method or on a straight-line basis, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums received on loans repaid as interest income when we receive such amounts. Capital structuring fees, amendment fees, consent fees, and any other non-recurring fee income as well as management fee and other fee income for services rendered, if any, are recorded as other income when earned.

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all U.S. federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate. As of March 31, 2015 the accrual for excise tax was $0.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

(f)	Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X and ASC Topic 810 — Consolidation, the Company consolidates its interest in investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured credit facility (the “Credit Facility”) and its senior secured notes (the “Senior Secured Notes”) (see note 6 and 8), in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to assist in measuring their fair value.

(k)	The Company records origination and other expenses related to its other debt issuances as prepaid assets. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(m)	The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

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

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-02, Consolidation (Topic 810) — Amendments to the Consolidation Analysis. The update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements and disclosures.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-03 on its consolidated financial statements and disclosures.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2015 and 2014.

For the three months ended March 31, 2015 and 2014, the Company recognized $5,865 and $6,210, respectively, in base management fees and $0 and $3,213, respectively, in performance-based incentive fees.

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

For the three months ended March 31, 2015 and 2014, the Company recognized expenses under the Administration Agreement of $1,039 and $1,169, respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2015 and 2014.

Note 4. Net Asset Value Per Share

At March 31, 2015, the Company’s total net assets and net asset value per share were $930,481 and $21.91, respectively. This compares to total net assets and net asset value per share at December 31, 2014 of $936,568 and $22.05, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Earnings per share (basic & diluted)
Numerator — net increase in net assets resulting from operations:	$10,899	$13,750
Denominator — weighted average shares:	42,465,162	43,982,920
Earnings per share:	$0.26	$0.31

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of the appropriate category as of the end of the quarter in which the reclassifications occur.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2015 and December 31, 2014:

Fair Value Measurements

As of March 31, 2015

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$79,372	$543,135	$622,507
Subordinated Debt/Corporate Notes	—	—	73,320	73,320
Preferred Equity	—	—	21,937	21,937
Common Equity/Equity Interests/Warrants	1,297	—	323,986	325,283

Total Investments	1,297	79,372	962,378	1,043,047

Liabilities:
Credit Facility and Senior Secured Notes	$—	$—	$125,000	$125,000

Fair Value Measurements

As of December 31, 2014

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$78,115	$521,791	$599,906
Subordinated Debt/Corporate Notes	—	—	76,140	76,140
Preferred Equity	—	—	23,097	23,097
Common Equity/Equity Interests/ Warrants	1,171	—	320,424	321,595

Total Investments	$1,171	$78,115	$941,452	$1,020,738

Liabilities:
Credit Facility and Senior Secured Notes	$—	$—	$125,000	$125,000

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2015 and the year ended December 31, 2014 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2015 and December 31, 2014:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Equity Interests/ Warrants
Fair value, December 31, 2014	$521,791	$76,140	$23,097	$320,424
Total gains or losses included in earnings:
Net realized gain (loss)	(4,798)	—	—	—
Net change in unrealized gain (loss)	829	(2,866)	(414)	3,463
Purchase of investment securities	30,707	46	133	99
Proceeds from dispositions of investment securities	(5,394)	—	(879)	—
Transfers in/out of Level 3	—	—	—	—

Fair value, March 31, 2015	$543,135	$73,320	$21,937	$323,986

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$1,695	$(2,866)	$(1,281)	$26,089

During the three months ended March 31, 2015, there were no transfers in and out of Levels 1 and 2.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2015:

Credit Facility and Senior Secured Notes	For the three months ended March 31, 2015
Beginning fair value	$125,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$125,000

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the Senior Secured Notes, in accordance with ASC 825-10. On March 31, 2015, there were borrowings of $50,000 and $75,000, respectively, on the Credit Facility and the Senior Secured Notes. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility and Senior Secured Notes.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Equity Interests/ Warrants
Fair value, December 31, 2013	$356,462	$241,702	$26,307	$363,385
Total gains or losses included in earnings:
Net realized gain (loss)	(469)	—	21	(32,021)
Net change in unrealized gain (loss)	(15,763)	(4,319)	584	33,827
Purchase of investment securities	531,265	2,813	517	132
Proceeds from dispositions of investment securities	(367,364)	(164,056)	(4,332)	(44,899)
Transfers in/out of Level 3	17,660	—	—	—

Fair value, December 31, 2014	$521,791	$76,140	$23,097	$320,424

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(10,623)	$(234)	$601	$14,455

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

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2014:

Beginning fair value at December 31, 2013	$ 125,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value at December 31, 2014	$125,000

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

contractual interest rates, relative maturities and other key terms and risks associated with an investment. Among other factors, a significant determinant of risk is the amount of leverage used by the portfolio company relative to the total enterprise value of the company, and the rights and remedies of our investment within each portfolio company.

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 assets and liabilities primarily reflect current market yields, including indices, and readily available quotes from brokers, dealers, and pricing services as indicated by comparable assets and liabilities, as well as enterprise values, returns on equity and earnings before income taxes, depreciation and amortization (“EBITDA”) multiples of similar companies, and comparable market transactions for equity securities.

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2015 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2015		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset		$543,135	Yield Analysis	Market Yield	7.0% – 31.9% (10.5%)
Subordinated Debt/Corporate Note	Asset		$73,320	Yield Analysis	Market Yield	12.5% – 13.0% (12.8%)
Preferred Equity	Asset		$21,937	Yield Analysis	Market Yield	8.0% – 15.0% (11.4%)
Common Equity/Equity Interests/Warrants	Asset	$ $	22,986 301,000	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	6.0x – 7.5x (6.5x) 4.8% – 11.8% (11.5%)
Credit Facility	Liability		$50,000	Yield Analysis	Market Yield	L+0.5% – L+4.8% (L+2.3%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	5.6% – 6.0% (5.9%)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2014 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2014		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$ $	519,391 2,400	Yield Analysis Collateral Analysis	Market Yield Collateral Value	7.0% – 25.0% (10.3%) NA
Subordinated Debt/Corporate Note	Asset		$76,140	Yield Analysis	Market Yield	9.5% – 12.5% (10.6%)
Preferred Equity	Asset		$23,097	Yield Analysis	Market Yield	8.0% – 15.0% (11.2%)
Common Equity/Equity Interests/Warrants	Asset	$ $	22,924 297,500	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	6.0x – 7.5x (6.1x) 2.4% – 10.8% (11.5%)
Credit Facility	Liability		$50,000	Yield Analysis	Market Yield	L+0.5% – L+4.8% (L+2.3%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	5.8% – 6.0% (5.9%)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

borrowing in local currency under its Credit Facility, or similar. As an investment company, all changes in the fair value of assets, including changes caused by foreign currency fluctuation, flow through current earnings.

As of March 31, 2015 and December 31, 2014, there were no open forward foreign currency contracts outstanding. The Company also had no derivatives designated as hedging instruments at March 31, 2015 and December 31, 2014.

Note 8. Debt

Unsecured Senior Notes

On November 16, 2012, the Company and U.S. Bank National Association entered into an Indenture and a First Supplemental Indenture relating to the Company’s issuance, offer and sale of $100,000 aggregate principal amount of its 6.75% Unsecured Senior Notes due 2042 (the “Unsecured Notes”). The Unsecured Notes will mature on November 15, 2042 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after November 15, 2017 at a redemption price of $25 per security plus accrued and unpaid interest. The Unsecured Notes bear interest at a rate of 6.75% per year payable quarterly on February 15, May 15, August 15 and November 15 of each year. The Unsecured Notes are direct senior unsecured obligations of the Company.

Revolving and Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440,000 of revolving credit and $50,000 in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50,000 of revolving credit, bringing the total revolving credit capacity to $490,000. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. At March 31, 2015, outstanding USD equivalent borrowings under the Credit Facility totaled $50,000 in term loans.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

The average annualized interest cost for all borrowings for the three months ended March 31, 2015 and the year ended December 31, 2014 was 5.63% and 5.52%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the Unsecured Notes, and the Senior Secured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the three months ended March 31, 2015 and the year ended December 31, 2014 were $225,000 and $225,000, respectively.

Note 9. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the three months ended March 31, 2015 and for the year ended December 31, 2014:

	Three months ended March 31, 2015 (unaudited)	Year ended December 31, 2014
Per Share Data: (a)
Net asset value, beginning of year	$22.05	$22.50

Net investment income	0.34	1.56
Net realized and unrealized gain (loss)	(0.08)	(0.43)

Net increase in net assets resulting from operations	0.26	1.13
Distributions to stockholders:
From net investment income	(0.40)	(1.55)
From other sources	—	(0.05	)(d)
Anti-dilution (dilution)	—	0.02

Net asset value, end of period	$21.91	$22.05

Per share market value, end of period	$20.24	$18.01
Total Return (b)	14.60%	(13.58)%
Net assets, end of period	$930,481	$936,568
Shares outstanding, end of period	42,465,162	42,465,162
Ratios to average net assets (c):
Net investment income	1.54%	6.93%

Operating expenses	0.82%	4.24%
Interest and other credit facility expenses	0.38%	1.50%

Total expenses	1.20%	5.74%

Average debt outstanding	$225,000	$225,000
Portfolio turnover ratio	0.2%	53.7%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.
(c)	Not annualized for periods less than one year.
(d)	Represents tax return of capital.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
Fiscal 2015 (through March 31, 2015)	$—	$—	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2015 (through March 31, 2015)	$100,000	$2,282	—	$981
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2015 (through March 31, 2015)	$75,000	$1,712	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2015 (through March 31, 2015)	$50,000	$1,141	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2015 (through March 31, 2015)	$225,000	$5,135	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of March 31, 2015, asset coverage was 513.5%.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2015, 2014, 2013 and 2012 periods was $98,081, $94,301, $93,392, and $92,302, respectively.

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

As of March 31, 2015 Crystal Financial LLC had 27 funded commitments to 25 different issuers with a total par value of approximately $486,063 on total assets of $531,052. As of December 31, 2014, Crystal Financial LLC had 29 funded commitments to 27 different issuers with a total par value of approximately $477,945 on total assets of $542,252. As of March 31, 2015 and December 31, 2014, all loans were floating rate with the largest loan outstanding totaling $33,000 and $33,000, respectively. For the same periods, the average exposure per issuer was $19,443 and $17,702, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $251,461 and $259,658 of borrowings outstanding at March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015 and March 31, 2014, Crystal Financial LLC had net income of $7,952 and $7,557 on gross income of $12,939 and $14,203, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 11. Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a program for the purpose of repurchasing up to $100,000 of the Company’s common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 and 10b-5 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Company’s board of directors extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100,000 of the Company’s outstanding shares of common stock had been repurchased. On July 31, 2014, the Company’s stock repurchase program expired. There have been no purchases during the three months ended March 31, 2015. During the fiscal

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

year through July 31, 2014, the Company repurchased 1,779,033 shares at an average price of approximately $21.97 per share, inclusive of commissions. The total dollar amount of shares repurchased in that period was $39,078. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions, for a total dollar amount of $17,508.

Note 12. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of March 31, 2015 and December 31, 2014 is $85,666 and $103,693, respectively, comprised of the following:

	March 31, 2015	December 31, 2014
Crystal Financial LLC*	$50,000	$50,000
Varilease Finance, Inc. .	10,000	20,000
T2 Biosystems, Inc.	8,333	8,333
Syndax Pharmaceuticals, Inc.	6,000	6,000
Trevi Therapeutics, Inc.	5,000	5,000
AgaMatrix, Inc.	3,333	—
Pronutria, Inc.	3,000	3,000
Southern Auto Finance Company	—	2,500
Body Central Stores, Inc.	—	8,860

Total Commitments	$85,666	$103,693

*	The Company controls the funding of this commitment and may cancel it at its discretion.

As of March 31, 2015 and December 31, 2014, the Company had sufficient cash available and/or liquid securities available to fund these commitments.

Note 13. Senior Secured Unitranche Loan Program

On September 2, 2014, the Company entered into a limited liability company agreement with an affiliate (the “Investor”) of a fund managed by Pacific Investment Management Company LLC (“PIMCO”) to co-invest in middle market senior secured unitranche loans sourced by the same origination platform used by the Company. Initial funding commitments to the unitranche strategy total $600,000, consisting of direct equity investments and co-investment commitments as described below. The joint venture vehicle known as the Senior Secured Unitranche Loan Program (“SSLP”) is structured as an unconsolidated Delaware limited liability company. The Company and the Investor have initially made equity commitments to the SSLP of $300,000 and $43,250, respectively. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and PIMCO (with approval from a representative of each required). As of March 31, 2015, SSLP has not commenced operations.

Note 14. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On May 5, 2015, our Board declared a quarterly distribution of $0.40 per share payable on July 1, 2015 to holders of record as of June 25, 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the Company) as of March 31, 2015, the related consolidated statements of operations for the three-month periods ended March 31, 2015 and 2014, the consolidated statement of changes in net assets for the three-month period ended March 31, 2015, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd., as of December 31, 2014 and the related consolidated statement of changes in net assets, and cash flows for the year ended December 31, 2014, and in our report dated February 25, 2015, we expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

May 5, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

As of March 31, 2015, the Investment Adviser has invested approximately $4.7 billion in more than 190 different portfolio companies since it was founded in 2006. Over the same period, the Investment Adviser completed transactions with more than 120 different financial sponsors.

Recent Developments

On May 5, 2015, our Board declared a quarterly distribution of $0.40 per share payable on July 1, 2015 to holders of record as of June 25, 2015.

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

Portfolio and Investment Activity

During the three months ended March 31, 2015, we invested approximately $30.2 million across 5 portfolio companies. This compares to investing approximately $144.8 million in 10 portfolio companies for the three months ended March 31, 2014. Investments sold or prepaid during the three months ended March 31, 2015 totaled approximately $6.3 million versus approximately $208.3 million for the three months ended March 31, 2014.

At March 31, 2015, our portfolio consisted of 42 portfolio companies and was invested 59.7% in senior secured loans, 7.0% in subordinated debt, 2.1% in preferred equity and 31.2% in common equity/equity interests and warrants measured at fair value versus 43 portfolio companies invested 47.0% in senior secured loans, 17.5% in subordinated debt, 2.2% in preferred equity and 33.3% in common equity/equity interests and warrants measured at fair value at March 31, 2014.

The weighted average yields on our portfolio of income producing investments were 10.0% and 10.9%, respectively, at March 31, 2015 and March 31, 2014, measured at fair value.

At March 31, 2015, 87.1% or $884.5 million of our income producing investment portfolio* is floating rate and 12.9% or $130.7 million is fixed rate, measured at fair value. At March 31, 2014, 69.8% or $689.9 million of our income producing investment portfolio* was floating rate and 30.2% or $297.9 million was fixed rate, measured at fair value. As of March 31, 2015 and 2014, we had one and zero issuers on non-accrual status, respectively.

Since inception, Solar Capital and its predecessor companies have invested approximately $3.9 billion in 124 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 85 different financial sponsors.

Crystal Financial LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions, from SSP Energy Ltd., Quartz Managers LLC and Quantum Strategic Partners Ltd. (the “Crystal Acquisition”) pursuant to a definitive agreement entered into on December 17, 2012. We invested $275 million in cash to effect the Crystal Acquisition. Crystal Financial owns approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest is held by various employees of Crystal Financial LLC, through their investment in Crystal Management LP. Crystal Financial LLC had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On January 27, 2014 the revolving credit facility was expanded to $300 million. On March 31, 2014, we exchanged $137.5 million of our equity interest in Crystal Financial in exchange for $137.5 million in floating rate senior secured notes in Crystal Financial bearing interest at LIBOR plus 9.50%, maturing on March 31, 2019. Our financial statements, including our schedule of investments, reflect our investments in Crystal Financial on a consolidated basis. We also have an additional $50.0 million commitment to Crystal Financial (which may be structured as debt or equity), conditional upon approval of Crystal Financial’s board of managers, among other conditions.

*	We have included Crystal Financial LLC as 100% floating rate within our income producing investment portfolio.

As of March 31, 2015, Crystal Financial LLC had 27 funded commitments to 25 different issuers with a total par value of approximately $486.1 million on total assets of $531.1 million. As of December 31, 2014, Crystal Financial LLC had 29 funded commitments to 27 different issuers with a total par value of approximately $477.9 million on total assets of $542.3 million. As of March 31, 2015 and December 31, 2014, all loans were floating rate with the largest loan outstanding totaling $33.0 million and $33.0 million, respectively. For the same periods, the average exposure per issuer was $19.4 million and $17.7 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $251.5 million and $259.7 million of borrowings outstanding at March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015 and March 31, 2014, Crystal Financial LLC had net income of $8.0 million and $7.6 million on gross income of $12.9 million and $14.2 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a program for the purpose of repurchasing up to $100 million of the Company’s common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 and 10b-5 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Company’s board of directors extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100 million of the Company’s outstanding shares of common stock had been repurchased. On July 31, 2014, the Company’s stock repurchase program expired. There have been no purchases during the three months ended March 31, 2015. During the fiscal year through July 31, 2014, the Company repurchased 1,779,033 shares at an average price of approximately $21.97 per share, inclusive of commissions. The total dollar amount of shares repurchased in that period was $39.1 million. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions, for a total dollar amount of $17.5 million.

Senior Secured Unitranche Loan Program

On September 2, 2014, the Company entered into a limited liability company agreement with an affiliate (the “Investor”) of a fund managed by Pacific Investment Management Company LLC (“PIMCO”) to co-invest in middle market senior secured unitranche loans sourced by the same origination platform used by the Company. Initial funding commitments to the unitranche strategy total $600 million, consisting of direct equity investments and co-investment commitments as described below. The joint venture vehicle known as the Senior Secured Unitranche Loan Program (“SSLP”) is structured as an unconsolidated Delaware limited liability company. The Company and the Investor have initially made equity commitments to the SSLP of $300 million and $43.25 million, respectively. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and PIMCO (with approval from a representative of each required). As of March 31, 2015, SSLP has not commenced operations.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2015, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2015, capitalized PIK income totaled $0.1 million.

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

Income Taxes

Solar Capital, a U.S. corporation, has elected to be treated as a RIC under Subchapter M of the Code, as amended. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income. As of March 31, 2015, the accrual for excise tax was $0.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-02, Consolidation (Topic 810) — Amendments to the Consolidation Analysis. The update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements and disclosures.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-03 on its consolidated financial statements and disclosures.

RESULTS OF OPERATIONS

Results comparisons are for the three months ended March 31, 2015 and 2014:

Investment Income

For the three months ended March 31, 2015 and 2014, gross investment income totaled $25.6 million and $32.6 million, respectively. The decrease in gross investment income year over year was primarily due to a reduction in income from call premiums received as well as portfolio yield compression.

Expenses

Expenses totaled $11.2 million and $15.2 million, respectively, for the three months ended March 31, 2015 and 2014, of which $5.9 million and $9.4 million, respectively, were management fees and performance-based incentive fees and $3.6 million and $3.6 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $1.8 million and $2.2 million, respectively, for the three months ended March 31, 2015 and 2014. Expenses generally consist of management and performance-based incentive fees, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses year over year was primarily due to a decrease in performance-based incentive fees on lower net investment income, as well as decreases in administrative and other general and administrative expenses.

Net Investment Income

The Company’s net investment income totaled $14.4 million and $17.4 million, or $0.34 and $0.40, per average share, respectively, for the three months ended March 31, 2015 and 2014.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $6 million and $208 million, respectively, for the three months ended March 31, 2015 and 2014. Net realized losses over the same periods were $5.8 million and $26.4 million, respectively. Net realized losses for the three months ended March 31, 2015 were primarily related to the realization of previously recognized unrealized depreciation on our investment in Quantum Foods, LLC. Net realized losses for the three months ended March 31, 2014 were primarily related to the partial realization of previously recognized unrealized losses on our investment in ARK Real Estate, L.P.

Net Change in Unrealized Gain

For the three months ended March 31, 2015 and 2014, net change in unrealized gain on the Company’s assets and liabilities totaled $2.3 million and $22.7 million, respectively. Net unrealized gain for the three months ended March 31, 2015 is primarily due to the reversal of unrealized depreciation on our investment in Quantum Foods, LLC, as well as appreciation in the value of our investments in Crystal Financial LLC, Blue Coat Systems, Inc. and Ikaria, Inc., among others. Partially offsetting the net change in unrealized gain was depreciation in the value of our investments in WireCo. Worldgroup Inc., Bishop Lifting Products, Inc. and Direct Buy Inc, among others. Net unrealized gain for the three months ended March 31, 2014 was primarily due to the reversal of unrealized depreciation on our investment in Ark Real Estate, L.P.

Net Increase in Net Assets From Operations

For the three months ended March 31, 2015 and 2014, the Company had a net increase in net assets resulting from operations of $10.9 million and $13.8 million, respectively. For the same periods, earnings per average share were $0.26 and $0.31, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in June 2018, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of March 31, 2015, we had a total of $490.0 million of unused borrowing capacity under the Credit Facility, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $490 million in cash equivalents as of March 31, 2015.

Debt

Unsecured Notes

On November 16, 2012, the Company and U.S. Bank National Association entered into an Indenture and a First Supplemental Indenture relating to the Company’s issuance, offer and sale of $100 million aggregate principal amount of its Unsecured Notes. The Unsecured Notes will mature on November 15, 2042 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after November 15, 2017 at a redemption price of $25 per security plus accrued and unpaid interest. The Unsecured Notes bear interest at a rate of 6.75% per year payable quarterly on February 15, May 15, August 15 and November 15 of each year. The Unsecured Notes are direct senior unsecured obligations of the Company.

Revolving & Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440 million of revolving credit and $50 million in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50 million of revolving credit, bringing the total revolving credit capacity to $490 million. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the establishment of the Credit Facility, the predecessor facility and a term loan were retired, resulting in $2.3 million of non-recurring charges to expense unamortized costs in the year ended December 31, 2012. Expenses associated with the July 2013 amendment of the Credit Facility, the retirement of our $100 million revolving credit facility with Wells Fargo Securities, LLC as well as the subsequent December 2013 commitment increase totaled $2.5 million. At March 31, 2015, outstanding USD equivalent borrowings under the Credit Facility totaled $50 million in term loans.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At March 31, 2015, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of March 31, 2015:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility (1)	$—	$—	$—	$—	$—
Unsecured senior notes	100.0	—	—	—	100.0
Senior secured notes	75.0	—	75.0	—	—
Term Loans	50.0	—	—	50.0	—

(1)	As of March 31, 2015, we had a total of $490 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facilities
Fiscal 2015 (through March 31, 2015)	$—	$—	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2015 (through March 31, 2015)	$100,000	$2,282	—	$981
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2015 (through March 31, 2015)	$75,000	$1,712	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2015 (through March 31, 2015)	$50,000	$1,141	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2015 (through March 31, 2015)	$225,000	$5,135	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of March 31, 2015, asset coverage was 513.5%.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2015, 2014, 2013 and 2012 periods was $98,081, $94,301, $93,392, and $92,302, respectively.

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

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial. The total amount of these unfunded commitments as of March 31, 2015 and December 31, 2014 is $85.7 million and $103.7 million, respectively, comprised of the following:

	March 31, 2015	December 31, 2014
(in millions)
Crystal Financial LLC*	$50.0	$50.0
Varilease Finance, Inc. .	10.0	20.0
T2 Biosystems, Inc.	8.3	8.3
Syndax Pharmaceuticals, Inc.	6.0	6.0
Trevi Therapeutics, Inc.	5.0	5.0
AgaMatrix, Inc.	3.3	—
Pronutria, Inc.	3.0	3.0
Southern Auto Finance Company	—	2.5
Body Central Stores, Inc.	—	8.9

Total Commitments	$85.7	$103.7

*	The Company controls the funding of this commitment and may cancel it at its discretion.

As of March 31, 2015 and December 31, 2014, the Company had sufficient cash available and/or liquid securities available to fund these commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2015
May 5, 2015	June 25, 2015	July 1, 2015	$0.40
February 25, 2015	March 19, 2015	April 2, 2015	0.40

Total 2015			$0.80

Fiscal 2014
November 4, 2014	December 18, 2014	January 5, 2015	$0.40
August 4, 2014	September 18, 2014	October 1, 2014	0.40
May 5, 2014	June 19, 2014	July 1, 2014	0.40
February 25, 2014	March 20, 2014	April 1, 2014	0.40

Total 2014			$1.60

Fiscal 2013
October 30, 2013	December 19, 2013	January 3, 2014	$0.40
July 24, 2013	September 19, 2013	October 2, 2013	0.40
May 7, 2013	June 20, 2013	July 1, 2013	0.60
February 25, 2013	March 21, 2013	April 2, 2013	0.60

Total 2013			$2.00

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

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2015, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of March 31, 2015, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would approximately have no effect on our net investment income per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2015, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately three cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2015, we have no interest rate hedging instruments outstanding.

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

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the March 5, 2015 filing of our Registration Statement on Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form N-2 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	First Supplemental Indenture, dated November 16, 2012, relating to the 6.75% Senior Notes due 2042, between the Registrant and U.S. Bank National Association as trustee(3)

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(2)

10.3	Amendment No. 1 to the Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(6)

10.4	Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(4)

10.5	Form of Custodian Agreement(8)

10.6	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(7)

10.7	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.8	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(4)

10.9	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(1)

10.10	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited(4)

10.11	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.12	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.13	Form of Registration Rights Agreement(5)

10.14	Form of Subscription Agreement(5)

10.15	Form of Limited Liability Company Agreement, dated as of September 2, 2014, between Solar Capital Ltd. and Senior Secured Unitranche LLC, a Delaware limited liability company(9)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(6)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.
(7)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 4, 2014.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2015.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)