Form 10-Q
period 2015-06-30
Solar Capital Ltd.
filed 2015-08-04
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2015

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 3, 2015 was 42,465,162.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements Consolidated Statements of Assets and Liabilities as of June 30, 2015 (unaudited) and December 31, 2014	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2015 (unaudited) and the three and six months ended June 30, 2014 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the six months ended June 30, 2015 (unaudited) and the year ended December 31, 2014	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2015 (unaudited) and the six months ended June 30, 2014 (unaudited)	6

	Consolidated Schedule of Investments as of June 30, 2015 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2014	10

	Notes to Consolidated Financial Statements (unaudited)	14

	Report of Independent Registered Public Accounting Firm	30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

	Signatures	50

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Investments at fair value:
Companies less than 5% owned (cost: $812,673 and $659,552, respectively)	$807,833	$652,288
Companies 5% to 25% owned (cost: $8,511 and $8,511, respectively)	1,860	4,646
Companies more than 25% owned (cost: $333,205 and $339,380, respectively)	362,422	363,804

Total investments (cost: $1,154,389 and $1,007,443, respectively)	1,172,115	1,020,738
Cash	6,236	145,075
Cash equivalents	490,003	490,000
Foreign currency (cost: $612 and $275, respectively)	580	265
Receivable for investments sold	41,070	13,138
Interest receivable	5,933	4,549
Dividends receivable	8,246	8,258
Deferred financing costs	3,244	3,263
Prepaid expenses and other assets	1,251	1,048

Total assets	$1,728,678	$1,686,334

Liabilities
Revolving credit facilities (see note 6 and 8)	$—	$—
Unsecured senior notes (see note 8)	100,000	100,000
Senior secured notes (see note 6 and 8)	75,000	75,000
Term loan (see note 6 and 8)	50,000	50,000
Distributions payable	16,986	16,986
Payable for investments and cash equivalents purchased	546,073	492,475
Management fee payable (see note 3)	6,036	6,109
Performance-based incentive fee payable (see note 3)	—	4,198
Administrative services expense payable (see note 3)	1,197	2,427
Interest payable (see note 8)	1,493	1,504
Other liabilities and accrued expenses	1,122	1,067

Total liabilities	$797,907	$749,766

Commitments and contingencies (see note 12 and 13)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,465,162 and 42,465,162 shares issued and outstanding, respectively	$425	$425
Paid-in capital in excess of par	991,963	991,963
Distributions in excess of net investment income	(12,190)	(8,599)
Accumulated net realized loss	(67,120)	(60,506)
Net unrealized appreciation	17,693	13,285

Total net assets	$930,771	$936,568

Net Asset Value Per Share	$21.92	$22.05

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$18,830	$19,020	$35,153	$41,967
Companies 5% to 25% owned	—	245	—	480
Companies more than 25% owned	683	845	1,383	1,768
Dividends:
Companies less than 5% owned	2	—	2	—
Companies more than 25% owned	8,459	7,889	16,936	16,342
Other income:
Companies less than 5% owned	—	—	125	68
Companies more than 25% owned	4	5	9	9

Total investment income	27,978	28,004	53,608	60,634

EXPENSES:
Management fees (see note 3)	$6,036	$6,173	$11,901	$12,383
Performance-based incentive fees (see note 3)	—	—	—	3,213
Interest and other credit facility expenses (see note 8)	3,629	3,621	7,230	7,213
Administrative services expense (see note 3)	1,560	1,442	2,599	2,611
Other general and administrative expenses	762	636	1,497	1,658

Total expenses	11,987	11,872	23,227	27,078

Net investment income	$15,991	$16,132	$30,381	$33,556

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS, FOREIGN CURRENCIES AND DERIVATIVES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$(452)	$(2)	$(5,231)	$6
Companies 5% to 25% owned	(350)	248	(1,400)	1,176
Companies more than 25% owned	20	26	20	(25,284)

Net realized gain (loss) on investments and cash equivalents	(782)	272	(6,611)	(24,102)
Net realized loss on foreign currencies and derivatives:	—	(1,015)	(3)	(2,994)

Net realized loss	(782)	(743)	(6,614)	(27,096)

Net change in unrealized gain (loss) on investments and cash equivalents	2,063	637	4,431	21,419
Net change in unrealized gain (loss) on foreign currencies and derivatives	4	1,058	(23)	2,955

Net change in unrealized gain (loss)	2,067	1,695	4,408	24,374

Net realized and unrealized gain (loss) on investments, cash equivalents, foreign currencies and derivatives	1,285	952	(2,206)	(2,722)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,276	$17,084	$28,175	$30,834

EARNINGS PER SHARE (see note 5)	$0.41	$0.40	$0.66	$0.71

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Six months ended June 30, 2015 (unaudited)	Year ended December 31, 2014
Increase in net assets resulting from operations:
Net investment income	$30,381	$66,707
Net realized loss	(6,614)	(36,840)
Net change in unrealized gain	4,408	18,585

Net increase in net assets resulting from operations	28,175	48,452

Distributions to stockholders:
From net investment income	(33,972)	(66,383)
From other sources	—	(2,060	) †

Net distributions to stockholders	(33,972)	(68,443)

Capital transactions:
Repurchases of common stock	—	(39,078)

Net increase (decrease) in net assets resulting from capital transactions	—	(39,078)

Total decrease in net assets	(5,797)	(59,069)
Net assets at beginning of period	936,568	995,637

Net assets at end of period (1)	$930,771	$936,568

Capital stock activity:
Common stock repurchased	—	(1,779,033)

Net increase (decrease) from capital stock activity	—	(1,779,033)

†	Represents tax return of capital.
(1)	Includes undistributed (overdistributed) net investment income of ($12,190) and ($8,599), respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$28,175	$30,834

Adjustments to reconcile net increase in net assets resulting from operations:
Net realized loss on investments and cash equivalents	6,611	24,102
Net realized loss on foreign currencies and derivatives	3	2,994
Net change in unrealized (gain) loss on investments and cash equivalents	(4,431)	(21,419)
Net change in unrealized (gain) loss on foreign currencies and derivatives	(23)	(2,955)

(Increase) decrease in operating assets:
Purchase of investments	(237,051)	(370,584)
Proceeds from disposition of investments	83,786	474,366
Capitalization of payment-in-kind interest	(272)	(2,252)
Receivable for investments sold	(27,932)	7,279
Interest receivable	(1,384)	(1,781)
Dividends receivable	12	4,333
Prepaid expenses and other assets	(203)	(414)

Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	53,598	46,348
Management fee payable	(73)	393
Performance-based incentive fees payable	(4,198)	(4,633)
Administrative services expense payable	(1,230)	(1,117)
Interest payable	(11)	(10)
Other liabilities and accrued expenses	55	104

Net Cash Provided by (Used in) Operating Activities	(104,568)	185,588

Cash Flows from Financing Activities:
Cash distributions paid	(33,972)	(35,182)
Deferred financing costs	19	18
Repurchase of common stock	—	(39,078)

Net Cash Provided by (Used in) Financing Activities	(33,953)	(74,242)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(138,521)	111,346
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	635,340	586,979

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$496,819	$698,325

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,241	$7,223

Non-cash financing activities consist of the reinvestment of distributions of $0 and $0 for the six months ended June 30, 2015 and 2014, respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2015

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(12)	LIBOR Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount		Cost	Fair Value
Bank Debt/Senior Secured Loans — 80.9%
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+850	1.00%	9.50%		2/20/2014	8/24/2021		$29,000	$28,667	$28,565
AgaMatrix, Inc	Health Care Equipment & Supplies	L+835	—	8.53%		2/6/2015	2/1/2019		6,667	6,545	6,600
Argo Turboserve Corporation & Argo Tech, LLC	Air Freight & Logistics	L+825	—	8.44%		5/2/2014	5/2/2018		14,733	14,733	14,585
Asurion, LLC	Insurance	L+750	1.00%	8.50%		2/27/2014	3/3/2021		10,000	9,872	10,184
AviatorCap SII, LLC I (3)	Aerospace & Defense	—	—	12.00%		5/31/2011	12/31/2016		1,193	1,193	1,193
AviatorCap SII, LLC II (3)	Aerospace & Defense	—	—	11.00%		8/23/2011	12/31/2016		684	684	684
Bishop Lifting Products, Inc. (9)	Trading Companies & Distributors	L+800	1.00%	9.00%		3/24/2014	3/27/2022		25,000	24,784	22,500
CAMP International Holding Company	Aerospace & Defense	L+725	1.00%	8.25%		12/2/2013	11/30/2019		5,000	5,000	5,025
CardioDx, Inc	Health Care Equipment & Supplies	P+670	—	9.95%		6/18/2015	4/1/2019		7,500	7,338	7,333
Concentra, Inc	Health Care Facilities	L+800	1.00%	9.00%		5/8/2015	6/1/2023		18,500	18,316	18,315
Datapipe, Inc	IT Services	L+750	1.00%	8.50%		8/14/2014	9/15/2019		27,000	26,459	26,730
Direct Buy Inc. (4)**	Multiline Retail	—	—	12.00% PI	K	11/5/2012	10/31/2019		9,301	8,511	1,860
DISA Holdings Acquisition Subsidiary Corp	Health Care Providers & Services	L+850	1.00%	9.50%		12/9/2014	6/9/2021		51,476	50,753	49,932
Easyfinancial Services, Inc. (6)(7)	Consumer Finance	BA+722	1.00%	8.22%		9/27/2012	10/4/2018	C$	10,000	9,261	8,087
Emerging Markets Communications, LLC	Wireless Telecommunication Services	L+962.5	1.00%	10.63%		6/29/2015	7/1/2022		$27,000	26,595	26,595
Filtration Group Corp	Industrial Conglomerates	L+725	1.00%	8.25%		11/15/2013	11/21/2021		1,571	1,558	1,580
Genoa, A QoL Healthcare Company, LLC	Health Care Providers & Services	L+775	1.00%	8.75%		4/21/2015	4/30/2023		14,000	13,862	13,948
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%		5/21/2013	11/23/2020		18,500	18,195	17,760
Greystone Select Holdings LLC & Greystone & Co.,Inc	Thrifts & Mortgage Finance	L+800	1.00%	9.00%		3/25/2014	3/26/2021		9,876	9,827	9,876
Hyland Software, Inc	Software	L+725	1.00%	8.25%		6/12/2015	6/30/2023		5,000	4,975	4,975
IHS Intermediate, Inc	Health Care Providers & Services	L+825	1.00%	9.25%		6/19/2015	7/20/2022		25,000	24,500	24,500
Infraredx, Inc	Health Care Equipment & Supplies	L+927	—	9.55%		11/12/2014	10/1/2018		10,000	9,878	10,000
Inmar Acquisition Sub, Inc	Professional Services	L+700	1.00%	8.00%		1/27/2014	1/27/2022		10,000	9,913	10,000
K2 Pure Solutions NoCal, L.P	Chemicals	L+900	1.00%	11.00%		8/19/2013	8/19/2019		11,213	11,044	10,988
Kore Wireless Group, Inc	Wireless Telecommunication Services	L+825	1.00%	9.25%		9/12/2014	3/12/2021		55,500	54,488	54,945
Landslide Holdings, Inc	Software	L+725	1.00%	8.25%		2/25/2014	2/25/2021		16,300	16,278	16,300
LegalZoom.com, Inc	Internet Software & Services	L+700	1.00%	8.00%		5/13/2015	5/13/2020		49,875	48,777	48,753
Pharmedium Healthcare Corporation	Health Care Providers & Services	L+675	1.00%	7.75%		1/28/2014	1/28/2022		5,000	4,979	5,000
Pronutria, Inc.	Pharmaceuticals	L+950	—	9.69%		5/15/2014	5/15/2018		10,000	9,977	10,000
Radius Health, Inc. (7)	Pharmaceuticals	L+985	—	10.04%		5/30/2014	6/1/2018		12,500	12,456	12,625
Rapid Micro Biosystems, Inc.	Life Sciences Tools & Services	L+880	—	8.99%		6/30/2015	6/30/2019		16,000	15,911	15,910
Rug Doctor LLC (3)	Diversified Consumer Services	L+975	1.50%	11.25%		12/23/2013	6/30/2017		9,111	8,760	9,020
Salient Partners, L.P	Asset Management	L+650	1.00%	7.50%		6/10/2015	6/9/2021		16,000	15,681	15,680
SOINT, LLC (3)	Aerospace & Defense	—	—	15.00%		6/8/2012	6/30/2016		7,949	7,900	7,949
Southern Auto Finance Company (7)	Consumer Finance	—	—	11.00%		10/19/2011	12/4/2018		25,000	24,699	24,875
Syndax Pharmaceuticals, Inc	Pharmaceuticals	L+880	—	8.98%		9/25/2014	6/13/2018		9,000	8,983	9,000
T2 Biosystems, Inc. (7)	Health Care Equipment & Supplies	L+705	—	7.24%		7/11/2014	7/1/2019		16,667	16,709	16,750
The Robbins Company TLA	Construction & Engineering	L+1150	—	11.79%		5/31/2013	5/31/2017		11,293	12,585	11,975
The Robbins Company TLB	Construction & Engineering	L+1150	—	11.79%		5/31/2013	4/15/2016		2,749	2,714	2,804
TierPoint, LLC	IT Services	L+775	1.00%	8.75%		12/2/2014	12/2/2022		25,000	24,765	25,000
TMK Hawk Parent, Corp. (TriMark)	Trading Companies and Distributors	L+750	1.00%	8.50%		9/26/2014	10/1/2022		20,000	19,813	20,000
TouchTunes Interactive Networks, Inc	Media	L+825	1.00%	9.25%		5/28/2015	5/27/2022		14,000	13,791	13,790
Trevi Therapeutics, Inc	Pharmaceuticals	L+775	—	7.93%		12/29/2014	6/29/2018		2,500	2,484	2,481
U.S. Anesthesia Partners Inc	Health Care Providers & Services	L+500	1.00%	6.00%		9/24/2014	12/31/2019		19,857	19,771	19,857
U.S. Anesthesia Partners Inc. TLB	Health Care Providers & Services	L+800	1.00%	9.00%		9/24/2014	9/24/2020		30,000	29,730	30,000
Varilease Finance, Inc	Multi-Sector Holdings	L+825	1.00%	9.25%		8/22/2014	8/24/2020		38,000	37,400	38,000
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.00%		5/8/2015	4/20/2021		10,000	9,902	10,000

Total Bank Debt/Senior Secured Loan										$761,016	$752,529

Subordinated Debt/Corporate Notes — 7.9%
Alegeus Technologies Holdings Corp	Health Care Technology			12.00%		6/24/2012	2/15/2019		28,200	$27,788	$28,200
WireCo. Worldgroup Inc.	Building Products			9.00%		6/28/2012	5/15/2017		48,000	47,783	45,600

Total Subordinated Debt/Corporate Notes										$75,571	$73,800

									Shares/Units

Preferred Equity — 2.0%
SOAGG LLC (3)(5)(7)(8)	Aerospace & Defense			8.00%		12/14/2010	6/30/2018		8,310	$8,310	$9,193
SOINT, LLC (3)(7)(8)	Aerospace & Defense			15.00%		6/8/2012	6/30/2018		86,667	8,667	9,533

Total Preferred Equity										$16,977	$18,726

Common Equity/Equity Interests/Warrants — 35.1%
AgaMatrix Inc. Warrants*	Health Care Equipment & Supplies					2/6/2015			83,543	$100	$89
Ark Real Estate Partners LP (2)(3)*	Diversified Real Estate Activities					3/12/2007			—	1,389	871
Ark Real Estate Partners LP (2)(3)*	Diversified Real Estate Activities					10/23/2012			—	22	20
B Riley Financial Inc. (Great American)	Research & Consulting Services					3/16/2007			38,015	2,684	376
CardioDx, Inc. Warrants*	Health Care Equipment & Supplies					6/18/2015			39,863	129	127
Crystal Financial LLC (3)(7)(10)	Diversified Financial Services					12/28/2012			275,000	275,000	305,000
Direct Buy Inc. (4)*	Multiline Retail					11/5/2012			76,999	—	—
Infraredx, Inc. Warrants*	Health Care Equipment & Supplies					11/12/2014			749,925	113	—
Radius Health Inc. (7)*	Pharmaceuticals					5/30/2014			23,892	108	1,618
RD Holdco Inc. (Rug Doctor) (3)*	Diversified Consumer Services					12/23/2013			231,177	15,683	13,593
RD Holdco Inc. (Rug Doctor) Class B (3)*	Diversified Consumer Services					12/23/2013			522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)*	Diversified Consumer Services					12/23/2013			30,370	381	150

Total Common Equity/Equity Interests/Warrants										$300,825	$327,060

Total Investments (11) — 125.9%										$1,154,389	$1,172,115

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)(continued)

June 30, 2015

(in thousands)

Description	Industry	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Cash Equivalents — 52.7%
U.S. Treasury Bill	Government	6/30/2015	7/23/2015	$490,000	$490,003	$490,003

Total Investments & Cash Equivalents — 178.6%					$1,644,392	$1,662,118
Liabilities in Excess of Other Assets — (78.6%)						(731,347)

Net Assets — 100.0%						$930,771

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2015.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.
(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2015 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2014	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/Dividend /Other Income	Fair Value at June 30, 2015
ARK Real Estate Partners LP	$885	$—	$—	$19	$—	$871
ARK Real Estate Partners II LP	21	—	—	1	—	20
AviatorCap SII, LLC I	1,421	—	228	—	78	1,193
AviatorCap SII, LLC II	1,358	—	674	—	53	684
Crystal Financial LLC	297,500	—	—	—	15,800	305,000
RD Holdco Inc. (Rug Doctor, common equity)	16,263	—	—	—	—	13,593
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	290	—	—	—	—	150
Rug Doctor LLC	9,020	—	—	—	599	9,020
SOAGG LLC	13,564	272	4,865	—	492	9,193
SOINT, LLC	8,733	—	784	—	654	7,949
SOINT, LLC (preferred equity)	9,533	—	—	—	643	9,533

	$363,804	$272	$6,551	$20	$18,319	$362,422

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2015 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2014	Gross Additions	Gross Reductions	Realized Gain (Loss)		Interest/Dividend Income	Fair Value at June 30, 2015
Direct Buy Inc. (common equity)	$—	$—	$—	$—		$—	$—
Direct Buy Inc. (senior secured loan)	4,646	534	—	—		—	1,860
DSW Group Holdings LLC	—	—	—	(1,400	)†	—	—

	$4,646	$534	$—	$(1,400)		$—	$1,860

(5)	A portion of the coupon may be payable in kind (PIK). Currently, 5,354 units pay in kind at a rate of 8.00%, but have the option to pay in cash at the same rate and 2,956 units pay cash at a rate of 8.00% but have the option to pay in kind at the same rate.
(6)	The following entity is domiciled outside the United States and the investments are denominated in Canadian Dollars: Easyfinancial Services, Inc. in Canada.
(7)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2015, on a fair value basis, non-qualifying assets in the portfolio represented 22.1% of the total assets of the Company.
(8)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(9)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(10)	Investment represents the operating company after consolidation of the holding company Crystal Capital Financial Holdings LLC.
(11)	Aggregate net unrealized appreciation for U.S. federal income tax purposes is $8,756; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $34,422 and $25,666, respectively, based on a tax cost of $1,163,359.
(12)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
*	Non-income producing security.
**	Investment is on non-accrual status.
†	Represents estimated change in receivable balance.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)(continued)

June 30, 2015

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2015
Diversified Financial Services	26.0%
Health Care Providers & Services	14.7%
Wireless Telecommunications Services	7.0%
IT Services	4.4%
Internet Software & Services	4.2%
Building Products	3.9%
Trading Companies & Distributors	3.6%
Health Care Equipment & Supplies	3.5%
Multi-Sector Holdings	3.2%
Pharmaceuticals	3.0%
Aerospace & Defense	2.9%
Consumer Finance	2.8%
Health Care Technology	2.4%
Diversified Consumer Services	2.4%
Health Care Facilities	2.4%
Software	1.8%
Communications Equipment	1.5%
Life Sciences Tools & Services	1.4%
Construction & Engineering	1.3%
Asset Management	1.3%
Air Freight & Logistics	1.2%
Media	1.2%
Chemicals	0.9%
Insurance	0.9%
Professional Services	0.9%
Thrifts & Mortgage Finance	0.8%
Multiline Retail	0.2%
Industrial Conglomerates	0.1%
Diversified Real Estate Activities	0.1%
Research & Consulting Services	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(in thousands)

Description	Industry	Interest (1)		Maturity	Acquisition Date	Par Amount		Cost	Fair Value
Bank Debt/Senior Secured Loans—64.1%
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	9.50%		8/24/2021	2/20/2014		$25,000	$24,710	$25,000
Argo Turboserve Corporation & Argo Tech, LLC	Air Freight & Logistics	8.49%		5/2/2018	5/2/2014		10,450	10,450	10,319
Asurion, LLC	Insurance	8.50%		3/3/2021	2/27/2014		10,000	9,863	9,967
AviatorCap SII, LLC I (3)	Aerospace & Defense	12.00%		12/31/2016	5/31/2011		1,421	1,421	1,421
AviatorCap SII, LLC II (3)	Aerospace & Defense	11.00%		12/31/2016	8/23/2011		1,358	1,358	1,358
Bishop Lifting Products, Inc. (10)	Trading Companies & Distributors	9.00%		3/27/2022	3/24/2014		25,000	24,770	23,500
Blue Coat Systems, Inc.	Internet Software & Services	9.50%		6/28/2020	6/28/2013		20,500	20,327	20,193
Body Central Stores, Inc	Specialty Retail	8.24%		2/6/2017	2/6/2014		1,140	1,140	1,140
CAMP International Holding Company	Aerospace & Defense	8.25%		11/30/2019	12/2/2013		5,000	5,000	5,025
Datapipe, Inc	IT Services	8.50%		9/15/2019	8/14/2014		22,000	21,584	21,450
Direct Buy Inc. (4)**	Multiline Retail	12.00%PI	K	10/31/2019	11/5/2012		8,767	8,511	4,646
DISA Holdings Acquisition Subsidiary Corp	Health Care Providers & Services	9.50%		6/9/2021	12/9/2014		51,476	50,709	50,704
Easyfinancial Services, Inc. (6)(7).	Consumer Finance	8.50%		10/4/2018	9/27/2012	C$	10,000	9,261	8,696
Emerging Markets Communications, LLC	Wireless Telecommunication Services	9.50%		11/20/2020	5/20/2014		$27,000	26,561	26,528
Filtration Group Corp	Industrial Conglomerates	8.25%		11/21/2021	11/15/2013		6,000	5,946	6,008
Global Tel*Link Corporation	Communications Equipment	9.00%		11/23/2020	5/21/2013		18,500	18,174	18,161
Greystone Select Holdings LLC & Greystone & Co., Inc	Thrifts & Mortgage Finance	9.00%		3/26/2021	3/25/2014		9,925	9,873	9,925
Ikaria, Inc	Health Care Technology	8.75%		2/12/2022	2/4/2014		19,000	18,869	18,762
Infraredx, Inc	Health Care Equipment & Supplies	9.50%		10/1/2018	11/12/2014		10,000	9,817	9,925
Inmar Acquisition Sub, Inc	Professional Services	8.00%		1/27/2022	1/27/2014		10,000	9,908	9,900
K2 Pure Solutions NoCal, L.P	Chemicals	10.00%		8/19/2019	8/19/2013		11,356	11,169	11,356
Kore Wireless Group Inc	Wireless Telecommunication Services	9.25%		3/12/2021	9/12/2014		55,500	54,423	54,390
Landslide Holdings, Inc	Software	8.25%		2/25/2021	2/25/2014		16,300	16,276	16,055
Pharmedium Healthcare Corporation	Health Care Providers & Services	7.75%		1/28/2022	1/28/2014		5,000	4,978	5,000
Pronutria, Inc.	Pharmaceuticals	9.66%		5/15/2018	5/15/2014		7,000	6,969	6,930
Quantum Foods, LLC**	Food Products	14.73%		8/20/2014	2/20/2014		8,961	7,198	2,400
Radius Health, Inc. (7)	Pharmaceuticals	10.01%		6/01/2018	5/30/2014		12,500	12,368	12,500
Rug Doctor, LLC (3)	Diversified Consumer Services	11.25%		6/30/2017	12/23/2013		9,111	8,685	9,020
SOINT, LLC (3)	Aerospace & Defense	15.00%		6/30/2016	6/8/2012		8,733	8,654	8,733
Southern Auto Finance Company (7)(8)	Consumer Finance	11.00%		12/4/2018	10/19/2011		25,000	24,665	24,750
Syndax Pharmaceuticals, Inc	Pharmaceuticals	8.96%		6/13/2018	9/25/2014		9,000	8,929	8,914
T2 Biosystems, Inc. (7)	Health Care Equipment & Supplies	7.21%		7/1/2019	7/11/2014		16,667	16,625	16,667
The Robbins Company TLA	Construction & Engineering	11.74%		5/31/2017	5/31/2013		12,234	12,973	12,973
The Robbins Company TLB	Construction & Engineering	11.74%		4/25/2015	5/31/2013		3,528	3,502	3,598
TierPoint, LLC	IT Services	8.75%		12/2/2022	12/2/2014		25,000	24,751	24,750
TMK Hawk Parent, Corp. (TriMark)	Trading Companies and Distributors	8.50%		10/1/2022	9/26/2014		20,000	19,804	19,800
Trevi Therapeutics, Inc	Pharmaceuticals	7.91%		6/29/2018	12/292014		2,500	2,481	2,481
U.S. Anesthesia Partners, Inc TL	Health Care Providers & Services	6.00%		12/31/2019	9/24/2014		19,950	19,855	19,751
U.S. Anesthesia Partners, Inc TLB	Health Care Providers & Services	9.00%		9/24/2020	9/24/2014		30,000	29,710	29,700
Varilease Finance, Inc	Multi-Sector Holdings	9.25%		8/24/2020	8/22/2014		28,000	27,532	27,510

Total Bank Debt/Senior Secured Loans								$609,799	$599,906

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2014

(in thousands except share/unit amounts)

Description	Industry	Interest (1)		Maturity	Acquisition Date	Par Amount	Cost	Fair Value
Subordinated Debt/Corporate Notes—8.1%
Alegeus Technologies Holdings Corp.	Health Care Technology	12.00%		2/15/2019	6/24/2012	$28,200	$27,744	$28,200
WireCo. Worldgroup Inc.	Building Products	9.00%		5/15/2017	6/28/2012	48,000	47,733	47,940

Total Subordinated Debt/Corporate Notes							$75,477	$76,140

						Shares/ Units
Preferred Equity—2.5%
SOAGG LLC (3)(7)(9)	Aerospace & Defense	8.27	%(5)	6/30/2018	12/14/2010	12,904	$12,904	$13,564
SOINT, LLC (3)(7)(9)	Aerospace & Defense	15.00%		6/30/2018	6/8/2012	86,667	8,667	9,533

Total Preferred Equity							$21,571	$23,097

Common Equity/Equity Interests/Warrants—34.3%
Ark Real Estate Partners LP (2)(3)†	Diversified Real Estate Activities				3/12/2007	—	$1,389	$885
Ark Real Estate Partners II LP (2)(3)†	Diversified Real Estate Activities				10/23/2012	—	22	21
B Riley Financial Inc. (fka Great American)	Research & Consulting Services				3/16/2007	38,015	2,684	376
Crystal Financial LLC (3)(7)(11)	Diversified Financial Services				12/28/2012	275,000	275,000	297,500
Direct Buy Inc. (4)†	Multiline Retail				11/5/2012	76,999	—	—
Infraredx, Inc. Warrants†	Health Care Equipment & Supplies				11/12/2014	749,925	113	121
Radius Health, Inc. (7)†	Pharmaceuticals				5/30/2014	20,435	98	795
Radius Health, Inc. Warrants (7)†	Pharmaceuticals				7/10/2014	4,706	10	128
RD Holdco Inc. (Rug Doctor) (3)†	Diversified Consumer Services				12/23/2013	231,177	15,683	16,263
RD Holdco Inc. (Rug Doctor) Class B (3)†	Diversified Consumer Services				12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)†	Diversified Consumer Services				12/23/2013	30,370	381	290

Total Common Equity/Equity Interests/Warrants							$300,596	$321,595

Total Investments (12) – 109.0%							$1,007,443	$1,020,738

						Par Amount
Cash Equivalents – 52.3%
U.S. Treasury Bill	Government			1/29/2015	12/29/2014	$490,000	$490,000	$490,000

Total Investments & Cash Equivalents 161.3%							$1,497,443	$1,510,738
Liabilities in Excess of Other Assets – (61.3%)								(574,170)

Net Assets – 100.0%								$936,568

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2014.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.

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

June 30, 2015

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2015

(in thousands, except share amounts)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2015

(in thousands, except share amounts)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2015, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2015

(in thousands, except share amounts)

(f)	Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured credit facility (the “Credit Facility”) and its senior secured notes (the “Senior Secured Notes”) (see note 6 and 8), in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to assist in measuring their fair value.

(k)	The Company records origination and other expenses related to its other debt issuances as prepaid assets. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(m)	The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are typically charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25 or expensed per the AICPA Audit & Accounting Guide for Investment Companies.

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

June 30, 2015

(in thousands, except share amounts)

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

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. The update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements and disclosures.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-03 on its consolidated financial statements and disclosures.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2015

(in thousands, except share amounts)

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and six months ended June 30, 2015 and 2014.

For the three and six months ended June 30, 2015, the Company recognized $6,036 and $11,901, respectively, in base management fees and $0 and $0, respectively, in performance-based incentive fees. For the three and six months ended June 30, 2014, the Company recognized $6,173 and $12,383, respectively, in base management fees and $0 and $3,213, respectively, in performance-based incentive fees.

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

For the three and six months ended June 30, 2015, the Company recognized expenses under the Administration Agreement of $1,560 and $2,599, respectively. For the three and six months ended June 30, 2014, the Company recognized expenses under the Administration Agreement of $1,442 and $2,611, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2015 and 2014.

Note 4. Net Asset Value Per Share

At June 30, 2015, the Company’s total net assets and net asset value per share were $930,771 and $21.92, respectively. This compares to total net assets and net asset value per share at December 31, 2014 of $936,568 and $22.05, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2015

(in thousands, except share amounts)

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Earnings per share (basic & diluted)
Numerator — net increase in net assets resulting from operations:	$17,276	$17,084	$28,175	$30,834
Denominator — weighted average shares:	42,465,162	42,661,013	42,465,162	43,318,315
Earnings per share:	$0.41	$0.40	$0.66	$0.71

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

June 30, 2015

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2015 and December 31, 2014:

Fair Value Measurements

As of June 30, 2015

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$34,549	$717,980	$752,529
Subordinated Debt/Corporate Notes	—	—	73,800	73,800
Preferred Equity	—	—	18,726	18,726
Common Equity/Equity Interests/Warrants	1,994	—	325,066	327,060

Total Investments	$1,994	$34,549	$1,135,572	$1,172,115

Liabilities:
Credit Facility and Senior Secured Notes	$—	$—	$125,000	$125,000

Fair Value Measurements

As of December 31, 2014

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$78,115	$521,791	$599,906
Subordinated Debt/Corporate Notes	—	—	76,140	76,140
Preferred Equity	—	—	23,097	23,097
Common Equity/Equity Interests/Warrants	1,171	—	320,424	321,595

Total Investments	$1,171	$78,115	$941,452	$1,020,738

Liabilities:
Credit Facility and Senior Secured Notes	$—	$—	$125,000	$125,000

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2015

(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the six months ended June 30, 2015 and the year ended December 31, 2014 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2015 and December 31, 2014:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Equity Interests/ Warrants
Fair value, December 31, 2014	$521,791	$76,140	$23,097	$320,424
Total gains or losses included in earnings:
Net realized gain (loss)	(4,798)	—	—	—
Net change in unrealized gain (loss)	1,419	(2,434)	221	4,424
Purchase of investment securities	234,231	94	272	228
Proceeds from dispositions of investment securities	(34,663)	—	(4,864)	(10)
Transfers in/out of Level 3	—	—	—	—

Fair value, June 30, 2015	$717,980	$73,800	$18,726	$325,066

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$2,286	$(2,434)	$(645)	$1,638

During the six months ended June 30, 2015, there were no transfers in and out of Levels 1 and 2.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2015:

Credit Facility and Senior Secured Notes	For the six months ended June 30, 2015
Beginning fair value	$125,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$125,000

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the Senior Secured Notes, in accordance with ASC 825-10. On June 30, 2015, there were borrowings of $50,000 and $75,000, respectively, on the Credit Facility and the Senior Secured Notes. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility and Senior Secured Notes.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2015

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

During the fiscal year ended December 31, 2014, our investments in CT Technologies Intermediate Holdings and Renaissance Learning, Inc., with a combined fair value of $17,660, were transferred from Level 2 to Level 3. These transfers were a result of changes in the quantity and quality of information used as valuation inputs by the Investment Adviser. There were no other transfers between levels.

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

June 30, 2015

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of June 30, 2015 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2015		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$ $	716,120 1,860	Yield Analysis Enterprise Value	Market Yield EBITDA Multiple	7.0% – 16.1% (10.1%) 4.5x – 5.0x (4.7x)
Subordinated Debt/Corporate Note	Asset		$73,800	Yield Analysis	Market Yield	12.5% – 12.7% (12.6%)
Preferred Equity	Asset		$18,726	Yield Analysis	Market Yield	8.0% –15.0% (11.6%)
Common Equity/Equity Interests/Warrants	Asset	$ $	20,066 305,000	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	6.0x –7.5x (6.5x) 6.2% –12.8% (11.5%)
Credit Facility	Liability		$50,000	Yield Analysis	Market Yield	L+0.5% –L+4.8% (L+2.3%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	5.6% –6.0% (5.9%)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2015

(in thousands, except share amounts)

At of June 30, 2015 and December 31, 2014, there were no open forward foreign currency contracts outstanding. The Company also had no derivatives designated as hedging instruments at June 30, 2015 and December 31, 2014.

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

Revolving and Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440,000 of revolving credit and $50,000 in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50,000 of revolving credit, bringing the total revolving credit capacity to $490,000. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. At June 30, 2015, outstanding USD equivalent borrowings under the Credit Facility totaled $50,000 in term loans.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2015

(in thousands, except share amounts)

The average annualized interest cost for all borrowings for the six months ended June 30, 2015 and the year ended December 31, 2014 was 5.57% and 5.52%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the Unsecured Notes, and the Senior Secured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the six months ended June 30, 2015 and the year ended December 31, 2014 were $225,000 and $225,000, respectively.

Note 9. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the six months ended June 30, 2015 and for the year ended December 31, 2014:

	Six months ended June 30, 2015 (unaudited)	Year ended December 31, 2014
Per Share Data: (a)
Net asset value, beginning of year	$22.05	$22.50

Net investment income	0.72	1.56
Net realized and unrealized gain (loss)	(0.05)	(0.43)

Net increase in net assets resulting from operations	0.67	1.13
Distributions to stockholders:
From net investment income	(0.80)	(1.55)
From other sources	—	(0.05	)(d)
Anti-dilution (dilution)	—	0.02

Net asset value, end of period	$21.92	$22.05

Per share market value, end of period	$18.00	$18.01
Total Return (b)	4.14%	(13.58)%
Net assets, end of period	$930,771	$936,568
Shares outstanding, end of period	42,465,162	42,465,162
Ratios to average net assets (c):
Net investment income	3.25%	6.93%

Operating expenses	1.72%	4.24%
Interest and other credit facility expenses	0.77%	1.50%

Total expenses	2.49%	5.74%

Average debt outstanding	$225,000	$225,000
Portfolio turnover ratio	7.0%	53.7%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.
(c)	Not annualized for periods less than one year.
(d)	Represents tax return of capital.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2015

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facilities
Fiscal 2015 (through June 30, 2015)	$—	$—	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2015 (through June 30, 2015)	$100,000	$2,283	—	$985
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2015 (through June 30, 2015)	$75,000	$1,712	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2015 (through June 30, 2015)	$50,000	$1,142	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2015 (through June 30, 2015)	$225,000	$5,137	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of June 30, 2015, asset coverage was 513.7%.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2015

(in thousands, except share amounts)

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2015, 2014, 2013 and 2012 periods was $98,535, $94,301, $93,392, and $92,302, respectively.

Note 10. Crystal Financial LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions (the “Crystal Acquisition”). We invested $275,000 in cash to effect the Crystal Acquisition. Crystal Financial owns approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest is held by various employees of Crystal Financial LLC, through their investment in Crystal Management LP. Crystal Financial LLC had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On January 27, 2014 the revolving credit facility was expanded to $300,000. On March 31, 2014, we exchanged $137,500 of our equity interest in Crystal Financial in exchange for $137,500 in floating rate senior secured notes in Crystal Financial bearing interest at LIBOR plus 9.50%, maturing on March 31, 2019. Our financial statements, including our schedule of investments, reflect our investments in Crystal Financial on a consolidated basis.

As of June 30, 2015 Crystal Financial LLC had 27 funded commitments to 24 different issuers with a total par value of approximately $455,304 on total assets of $531,017. As of December 31, 2014, Crystal Financial LLC had 29 funded commitments to 27 different issuers with a total par value of approximately $477,945 on total assets of $542,252. As of June 30, 2015 and December 31, 2014, all loans were floating rate with the largest loan outstanding totaling $33,000 and $33,000, respectively. For the same periods, the average exposure per issuer was $18,971 and $17,702, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $242,223 and $259,658 of borrowings outstanding at June 30, 2015 and December 31, 2014, respectively. For the three months ended June 30, 2015 and June 30, 2014, Crystal Financial LLC had net income of $9,376 and $5,194 on gross income of $15,431 and $12,625, respectively. For the six months ended June 30, 2015 and June 30, 2014, Crystal Financial LLC had net income of $17,327 and $12,788 on gross income of $28,370 and $26,828, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 11. Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a program for the purpose of repurchasing up to $100,000 of the Company’s common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 and 10b-5 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Company’s board of directors extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100,000 of the Company’s outstanding shares of common stock had been repurchased. On July 31, 2014, the Company’s stock repurchase program expired. There have been no purchases during the six months ended June 30, 2015. During the fiscal year through July 31, 2014, the Company repurchased 1,779,033 shares at an average price of approximately

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2015

(in thousands, except share amounts)

$21.97 per share, inclusive of commissions. The total dollar amount of shares repurchased in that period was $39,078. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions, for a total dollar amount of $17,508.

Note 12. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of June 30, 2015 and December 31, 2014 is $84,166 and $103,693, respectively, comprised of the following:

	June 30, 2015	December 31, 2014
Crystal Financial LLC	$50,000	$50,000
Varilease Finance, Inc. .	10,000	20,000
T2 Biosystems, Inc.	8,333	8,333
Trevi Therapeutics, Inc.	5,000	5,000
VetCor Professional Practices LLC.	5,000	—
AgaMatrix, Inc.	3,333	—
CardioDx, Inc.	2,500	—
Syndax Pharmaceuticals, Inc.	—	6,000
Pronutria, Inc.	—	3,000
Southern Auto Finance Company	—	2,500
Body Central Stores, Inc.	—	8,860

Total Commitments*	$84,166	$103,693

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

As of June 30, 2015 and December 31, 2014, the Company had sufficient cash available and/or liquid securities available to fund these commitments.

Note 13. Senior Secured Unitranche Loan Program

On September 2, 2014, the Company entered into a limited liability company agreement with an affiliate (the “Investor”) of a fund managed by Pacific Investment Management Company LLC (“PIMCO”) to co-invest in middle market senior secured unitranche loans sourced by the same origination platform used by the Company. Initial funding commitments to the unitranche strategy total $600,000, consisting of direct equity investments and co-investment commitments as described below. The joint venture vehicle known as the Senior Secured Unitranche Loan Program (“SSLP”) is structured as an unconsolidated Delaware limited liability company. The Company and the Investor have initially made equity commitments to the SSLP of $300,000 and $43,250, respectively. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and PIMCO (with approval from a representative of each required). As of June 30, 2015, SSLP has not commenced operations.

Note 14. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On August 4, 2015, our Board declared a quarterly distribution of $0.40 per share payable on October 2, 2015 to holders of record as of September 24, 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the Company) as of June 30, 2015, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2015 and 2014, the consolidated statement of changes in net assets for the six-month period ended June 30, 2015, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd., as of December 31, 2014 and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2014, and in our report dated February 25, 2015, we expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

August 4, 2015

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

As of June 30, 2015, the Investment Adviser has invested approximately $5.0 billion in more than 200 different portfolio companies since it was founded in 2006. Over the same period, the Investment Adviser completed transactions with more than 125 different financial sponsors.

Recent Developments

On August 4, 2015, our Board declared a quarterly distribution of $0.40 per share payable on October 2, 2015 to holders of record as of September 24, 2015.

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

Portfolio and Investment Activity

During the three months ended June 30, 2015, we invested approximately $202.8 million across 12 portfolio companies. This compares to investing approximately $89.4 million in 9 portfolio companies for the three months ended June 30, 2014. Investments sold or prepaid during the three months ended June 30, 2015 totaled approximately $78.5 million versus approximately $137.8 million for the three months ended June 30, 2014.

At June 30, 2015, our portfolio consisted of 50 portfolio companies and was invested 64.2% in senior secured loans, 6.3% in subordinated debt, 1.6% in preferred equity and 27.9% in common equity/equity interests and warrants measured at fair value versus 43 portfolio companies invested 57.9% in senior secured loans, 18.3% in subordinated debt, 2.3% in preferred equity and 21.5% in common equity/equity interests and warrants measured at fair value at June 30, 2014.

The weighted average yields on our portfolio of income producing investments were 9.9% and 10.5%, respectively, at June 30, 2015 and June 30, 2014, measured at fair value.

At June 30, 2015, 88.9% or $1,021.0 million of our income producing investment portfolio* is floating rate and 11.1% or $127.2 million is fixed rate, measured at fair value. At June 30, 2014, 71.0% or $663.1 million of our income producing investment portfolio* was floating rate and 29.0% or $271.1 million was fixed rate, measured at fair value. As of June 30, 2015 and 2014, we had one and one issuers on non-accrual status, respectively.

Since inception, Solar Capital and its predecessor companies have invested approximately $4.1 billion in 133 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 95 different financial sponsors.

Crystal Financial LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions (the “Crystal Acquisition”). We invested $275 million in cash to effect the Crystal Acquisition. Crystal Financial owns approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest is held by various employees of Crystal Financial LLC, through their investment in Crystal Management LP. Crystal Financial LLC had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On January 27, 2014 the revolving credit facility was expanded to $300 million. On March 31, 2014, we exchanged $137.5 million of our equity interest in Crystal Financial in exchange for $137.5 million in floating rate senior secured notes in Crystal Financial bearing interest at LIBOR plus 9.50%, maturing on March 31, 2019. Our financial statements, including our schedule of investments, reflect our investments in Crystal Financial on a consolidated basis.

*	We have included Crystal Financial LLC as 100% floating rate within our income producing investment portfolio.

As of June 30, 2015, Crystal Financial LLC had 27 funded commitments to 24 different issuers with a total par value of approximately $455.3 million on total assets of $531.0 million. As of December 31, 2014, Crystal Financial LLC had 29 funded commitments to 27 different issuers with a total par value of approximately $477.9 million on total assets of $542.3 million. As of June 30, 2015 and December 31, 2014, all loans were floating rate with the largest loan outstanding totaling $33.0 million and $33.0 million, respectively. For the same periods, the average exposure per issuer was $19.0 million and $17.7 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $242.2 million and $259.7 million of borrowings outstanding at June 30, 2015 and December 31, 2014, respectively. For the three months ended June 30, 2015 and June 30, 2014, Crystal Financial LLC had net income of $9.4 million and $5.2 million on gross income of $15.4 million and $12.6 million, respectively. For the six months ended June 30, 2015 and June 30, 2014, Crystal Financial LLC had net income of $17.3 million and $12.8 million on gross income of $28.4 million and $26.8 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a program for the purpose of repurchasing up to $100 million of the Company’s common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 and 10b-5 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Company’s board of directors extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100 million of the Company’s outstanding shares of common stock had been repurchased. On July 31, 2014, the Company’s stock repurchase program expired. There have been no purchases during the six months ended June 30, 2015. During the fiscal year through July 31, 2014, the Company repurchased 1,779,033 shares at an average price of approximately $21.97 per share, inclusive of commissions. The total dollar amount of shares repurchased in that period was $39.1 million. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions, for a total dollar amount of $17.5 million.

Senior Secured Unitranche Loan Program

On September 2, 2014, the Company entered into a limited liability company agreement with an affiliate (the “Investor”) of a fund managed by Pacific Investment Management Company LLC (“PIMCO”) to co-invest in middle market senior secured unitranche loans sourced by the same origination platform used by the Company. Initial funding commitments to the unitranche strategy total $600 million, consisting of direct equity investments and co-investment commitments as described below. The joint venture vehicle known as the Senior Secured Unitranche Loan Program (“SSLP”) is structured as an unconsolidated Delaware limited liability company. The Company and the Investor have initially made equity commitments to the SSLP of $300 million and $43.25 million, respectively. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and PIMCO (with approval from a representative of each required). As of June 30, 2015, SSLP has not commenced operations.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2015, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and six months ended June 30, 2015, capitalized PIK income totaled $0.1 million and $0.3 million, respectively.

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

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. The update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements and disclosures.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-03 on its consolidated financial statements and disclosures.

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended June 30, 2015 and 2014:

Investment Income

For the three and six months ended June 30, 2015, gross investment income totaled $28.0 million and $53.6 million, respectively. For the three and six months ended June 30, 2014, gross investment income totaled $28.0 million and $60.6 million, respectively. The decrease in gross investment income year over year was primarily due to a reduction in income from call premiums received as well as portfolio yield compression.

Expenses

Expenses totaled $12.0 million and $23.2 million, respectively, for the three and six months ended June 30, 2015, of which $6.0 million and $11.9 million, respectively, were management fees and performance-based incentive fees and $3.6 million and $7.2 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.3 million and $4.1 million, respectively, for the three and six months ended June 30, 2015. Expenses totaled $11.9 million and $27.1 million, respectively, for the three and six months ended June 30, 2014, of which $6.2 million and $15.6 million, respectively, were management fees and performance-based incentive fees and $3.6 million and $7.2 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.1 million and $4.3 million, respectively, for the three and six months ended June 30, 2014. Expenses generally consist of management and performance-based incentive fees, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses year over year was primarily due to a decrease in performance-based incentive fees on lower net investment income.

Net Investment Income

The Company’s net investment income totaled $16.0 million and $30.4 million, or $0.38 and $0.72, per average share, respectively, for the three and six months ended June 30, 2015. The Company’s net investment income totaled $16.1 million and $33.6 million, or $0.38 and $0.77, per average share, respectively, for the three and six months ended June 30, 2014.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $79 million and $85 million, respectively, for the three and six months ended June 30, 2015. Net realized losses over the same periods were $0.8 million and $6.6 million, respectively. The Company had investment sales and prepayments totaling approximately $138 million and $346 million, respectively, for the three and six months ended June 30, 2014. Net realized losses over the same periods were $0.7 million and $27.1 million, respectively. Net realized losses for the three and six months ended June 30, 2015 were primarily related to DS Waters and Quantum Foods, LLC. Net realized losses for the three months ended June 30, 2014 were primarily related to the expiration of an interest rate cap. Net realized losses for the six months ended June 30, 2014 were primarily related to the partial realization of previously recognized unrealized losses on our investment in ARK Real Estate, L.P.

Net Change in Unrealized Gain

For the three and six months ended June 30, 2015, net change in unrealized gain on the Company’s assets and liabilities totaled $2.1 million and $4.4 million, respectively. For the three and six months ended June 30, 2014, net change in unrealized gain on the Company’s assets and liabilities totaled $1.7 million and $24.4 million, respectively. Net unrealized gain for the three months ended June 30, 2015 is primarily due to appreciation in the value of our investments in Bishop Lifting Products, Inc., Crystal Financial LLC, and Radius Health, Inc., among others. Partially offsetting the net change in unrealized gain was depreciation in the value of our investments in Direct Buy Inc. and Rug Doctor, among others. Net unrealized gain for the six months ended June 30, 2015 is primarily due to the reversal of unrealized depreciation on our investment in Quantum Foods, LLC, as well as appreciation in the value of our investments in Crystal Financial LLC, Radius Health, Inc. and Varilease Finance, Inc., among others. Partially offsetting the net change in unrealized gain was depreciation in the value of our investments in Direct Buy Inc., Rug Doctor and WireCo. Worldgroup Inc., among others. Net unrealized gain for the three months ended June 30, 2014 is primarily due to the reversal of unrealized depreciation on an expired interest rate cap. Net unrealized gain for the six months ended June 30, 2014 is primarily due to the reversal of unrealized depreciation on our investment in Ark Real Estate, L.P.

Net Increase in Net Assets From Operations

For the three and six months ended June 30, 2015, the Company had a net increase in net assets resulting from operations of $17.3 million and $28.2 million, respectively. For the same periods, earnings per average share were $0.41 and $0.66, respectively. For the three and six months ended June 30, 2014, the Company had a net increase in net assets resulting from operations of $17.1 million and $30.8 million, respectively. For the same periods, earnings per average share were $0.40 and $0.71, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in June 2018, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of June 30, 2015, we had a total of $490.0 million of unused borrowing capacity under the Credit Facility, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $490 million in cash equivalents as of June 30, 2015.

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

Revolving & Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440 million of revolving credit and $50 million in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50 million of revolving credit, bringing the total revolving credit capacity to $490 million. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the establishment of the Credit Facility, the predecessor facility and a term loan were retired, resulting in $2.3 million of non-recurring charges to expense unamortized costs in the year ended December 31, 2012. Expenses associated with the July 2013 amendment of the Credit Facility, the retirement of our $100 million revolving credit facility with Wells Fargo Securities, LLC as well as the subsequent December 2013 commitment increase totaled $2.5 million. At June 30, 2015, outstanding USD equivalent borrowings under the Credit Facility totaled $50 million in term loans.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At June 30 2015, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of June 30, 2015:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility (1)	$—	$—	$—	$—	$—
Unsecured senior notes	100.0	—	—	—	100.0
Senior secured notes	75.0	—	75.0	—	—
Term Loans	50.0	—	50.0	—	—

(1)	As of June 30, 2015, we had a total of $490 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facilities
Fiscal 2015 (through June 30, 2015)	$—	$—	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2015 (through June 30, 2015)	$100,000	$2,283	—	$985
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2015 (through June 30, 2015)	$75,000	$1,712	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2015 (through June 30, 2015)	$50,000	$1,142	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2015 (through June 30, 2015)	$225,000	$5,137	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of June 30, 2015, asset coverage was 513.7%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2015, 2014, 2013 and 2012 periods was $98,535, $94,301, $93,392, and $92,302, respectively.

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

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial. The total amount of these unfunded commitments as of June 30, 2015 and December 31, 2014 is $84.2 million and $103.7 million, respectively, comprised of the following:

	June 30, 2015	December 31, 2014
(in millions)
Crystal Financial LLC	$50.0	$50.0
Varilease Finance, Inc	10.0	20.0
T2 Biosystems, Inc.	8.3	8.3
Trevi Therapeutics, Inc	5.0	5.0
VetCor Professional Practices LLC.	5.0	—
AgaMatrix, Inc.	3.3	—
CardioDx, Inc.	2.5	—
Syndax Pharmaceuticals, Inc.	—	6.0
Pronutria, Inc.	—	3.0
Southern Auto Finance Company	—	2.5
Body Central Stores, Inc.	—	8.9

Total Commitments*	$84.2	$103.7

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion (also see Senior Secured Unitranche Loan Program section in Item 2).

As of June 30, 2015 and December 31, 2014, the Company had sufficient cash available and/or liquid securities available to fund these commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2015
August 4, 2015	September 24, 2015	October 2, 2015	$0.40
May 5, 2015	June 25, 2015	July 1, 2015	0.40
February 25, 2015	March 19, 2015	April 2, 2015	0.40

Total 2015			$1.20

Fiscal 2014
November 4, 2014	December 18, 2014	January 5, 2015	$0.40
August 4, 2014	September 18, 2014	October 1, 2014	0.40
May 5, 2014	June 19, 2014	July 1, 2014	0.40
February 25, 2014	March 20, 2014	April 1, 2014	0.40

Total 2014			$1.60

Fiscal 2013
October 30, 2013	December 19, 2013	January 3, 2014	$0.40
July 24, 2013	September 19, 2013	October 2, 2013	0.40
May 7, 2013	June 20, 2013	July 1, 2013	0.60
February 25, 2013	March 21, 2013	April 2, 2013	0.60

Total 2013			$2.00

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

We are subject to financial market risks, including changes in interest rates. During the six months ended June 30, 2015, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of June 30, 2015, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would approximately have no effect on our net investment income per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2015, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately five cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2015, we have no interest rate hedging instruments outstanding.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.00	$0.05

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

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We did not engage in unregistered sales of securities during the quarter ended June 30, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2015.

SOLAR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)