Form 10-K
period 2015-12-31
Solar Capital Ltd.
filed 2016-02-24
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2015 based on the closing price on that date of $18.00 on the NASDAQ Global Select Market was approximately $722.6 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 42,250,137 shares of the Registrant’s common stock outstanding as of February 23, 2016.

Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

SOLAR CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

PART I

Item 1.	Business

Solar Capital Ltd. (“Solar”, “Solar Capital”, the “Company”, “we” or “our”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (or “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

In February 2010, we completed our initial public offering and a concurrent private offering of shares to our senior management team.

We invest primarily in U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle market companies in the form of senior secured loans, mezzanine loans and equity securities. We define “middle market” to refer to companies with annual revenues between $50 million and $1 billion. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or strategic initiatives. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. Our investment activities are managed by Solar Capital Partners, LLC (“Solar Capital Partners”) and supervised by our board of directors, a majority of whom are non-interested, as such term is defined in the 1940 Act. Solar Capital Management, LLC (“Solar Capital Management”) provides the administrative services necessary for us to operate.

As of December 31, 2015, our investment portfolio totaled $1.3 billion and our net asset value was $882.7 million. Our portfolio was comprised of debt and equity investments in 54 portfolio companies with our portfolio of income producing investments having a weighted average annualized yield on a fair value and cost basis of approximately 10.5% and 10.2%, respectively.

During the fiscal year ended December 31, 2015, we invested approximately $505 million of investments in 32 portfolio companies. Investments sold or prepaid during the fiscal year ended December 31, 2015 totaled approximately $171 million.

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

In addition, Solar Capital Partners serves as the investment adviser for Solar Senior Capital Ltd. (or “Solar Senior”), a publicly traded business development company with approximately $435 million of investable capital that invests in the senior debt securities of leveraged middle market companies similar to those we intend to target for investment. Through December 31, 2015, the investment team led by Messrs. Gross and Spohler has invested approximately $5.4 billion in more than 215 different portfolio companies involving an aggregate of more than 135 different financial sponsors. As of February 23, 2016, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 5.6% and 5.1%, respectively, of our outstanding common stock.

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

Investments

Solar Capital seeks to create a diverse portfolio that includes senior secured loans, mezzanine loans and equity securities by investing approximately $5 million to $100 million of capital, on average, in the securities of leveraged companies, including middle-market companies. We expect that this investment size will vary proportionately with the size of our capital base and/or for strategic initiatives. Structurally, mezzanine loans usually rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of insolvency. However, mezzanine loans rank senior to common and preferred equity in a borrowers’ capital structure. Mezzanine loans may have both elements of debt and equity instruments, offering fixed returns in the form of interest payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest may take the form of warrants. Due to its higher risk profile and often less restrictive covenants as compared to senior loans, mezzanine loans generally earn a higher return than senior secured loans. The warrants associated with mezzanine loans, if any, are typically detachable, which may allow for lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine loans also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula. We believe that mezzanine loans have historically offered an attractive investment opportunity based upon their returns and resilience during economic downturns.

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

We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge partially, fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not entirely related to currency fluctuations.

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

•    Health Care Facilities

•    Health Care Providers & Services

•    Health Care Technology

•    Hotels, Restaurants & Leisure

•    Industrial Conglomerates

•    Insurance

•    Internet Software & Services

•    IT Services

•    Leisure Equipment & Products

•    Life Sciences Tools & Services

•    Machinery

•    Media

•    Multiline Retail

•    Multi-Sector Holdings

•    Paper & Forest Products

•    Personal Products

•    Pharmaceuticals

•    Professional Services

•    Research & Consulting Services

•    Software

•    Specialty Retail

•    Textiles, Apparel & Luxury Goods

•    Thrifts & Mortgage Finance

•    Trading Companies & Distributors

•    Utilities

•    Wireless Telecommunications Services

We may also invest in other industries if we are presented with attractive opportunities.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, or an investment adviser controlling, controlled by or under common control with Solar Capital Partners, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive order obtained from the SEC on July 28, 2014.

At December 31, 2015, our portfolio consisted of 54 portfolio companies and was invested 63.7% in senior secured loans, 5.1% in subordinated debt, 1.4% in preferred equity and 29.8% in common equity and warrants (of which 22.1% is Crystal Financial LLC and 6.1% is Senior Secured Unitranche Loan Program LLC), in each case, measured at fair value. We expect that our portfolio will continue to include primarily senior secured and mezzanine loans as well as, to a lesser extent, equity-related securities. In addition, we also expect to invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.

While our primary investment objective is to generate current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2015 and 2014:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2015

Portfolio Company	% of Total Assets
Crystal Financial LLC	17.9%
Senior Secured Unitranche Loan Program LLC	5.0%
Kore Wireless Group, Inc.	3.3%
DISA Holdings Acquisition Subsidiary Corp.	3.0%
LegalZoom.com, Inc.	3.0%
Varilease Finance, Inc.	2.9%
WireCo Worldgroup Inc.	2.5%
TierPoint, LLC	2.1%
PhyMed Management LLC	1.9%
U.S. Anesthesia Partners, Inc.	1.8%

Industry	% of Total Assets
Diversified Financial Services	17.9%
Health Care Providers & Services	9.6%
Asset Management	5.9%
Wireless Telecommunications Services	5.0%
IT Services	3.7%
Professional Services	3.6%
Internet Software & Services	3.0%
Multi-Sector Holdings	2.9%
Health Care Equipment & Supplies	2.9%
Health Care Technology	2.6%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2014

Portfolio Company	% of Total Assets
Crystal Financial LLC	17.6%
Kore Wireless Group, Inc.	3.2%
DISA Holdings Acquisition Subsidiary Corp.	3.0%
U.S. Anesthesia Partners, Inc.	2.9%
WireCo Worldgroup, Inc.	2.8%
Rug Doctor	1.8%
Alegeus Technologies Holdings Corp.	1.7%
Varilease Finance, Inc.	1.6%
Emerging Markets Communications, LLC	1.6%
Aegis Toxicology Sciences Corporation	1.5%

Industry	% of Total Assets
Diversified Financial Services	17.6%
Health Care Providers & Services	7.7%
Wireless Telecommunications Services	4.8%
Building Products	2.8%
Health Care Technology	2.8%
IT Services	2.7%
Trading Companies & Distributors	2.6%
Aerospace & Defense	2.4%
Consumer Finance	2.0%
Pharmaceuticals	1.9%

Listed below is the geographic breakdown of the portfolio based on fair value as of December 31, 2015, 2014 and 2013:

Geographic Region	% of Portfolio at December 31, 2015	% of Portfolio at December 31, 2014	% of Portfolio at December 31, 2013
United States	99.5%	99.1%	96.9%
Canada	0.5%	0.9%	3.1%

	100.0%	100.0%	100.0%

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

Solar Capital’s investment team works in concert with sponsors to proactively manage investment opportunities by acting as a partner throughout the investment process. We actively focus on the middle-market financial sponsor community, with a particular focus on the upper-end of the middle-market (generally sponsors with equity funds of $800 million to $3 billion). We favor such sponsors because they typically:

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2015, 2014 and 2013, the weighted average investment rating on the fair market value of our portfolio was a 2. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with accounting principles generally accepted in the United States of America (“GAAP”), and the 1940 Act. Our valuation procedures are set forth in more detail below:

Under procedures established by our board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third-party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of Solar Capital Partners, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board. Such determination of fair values involves subjective judgments and estimates.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board has approved a multi-step valuation process each quarter, as described below:

(1)	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of Solar Capital Partners responsible for the portfolio investment;

(2)	preliminary valuation conclusions are then documented and discussed with senior management of Solar Capital Partners;

(3)	independent valuation firms engaged by our Board conduct independent appraisals and review Solar Capital Partners’s preliminary valuations and make their own independent assessment for all material assets;

(4)	the audit committee of the Board reviews the preliminary valuation of Solar Capital Partners and that of the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and

(5)	the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of Solar Capital Partners, the respective independent valuation firm and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2015, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

Our day-to-day investment operations are managed by Solar Capital Partners. Based upon its needs, Solar Capital Partners may hire additional investment professionals. In addition, we will reimburse Solar Capital Management for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s chief compliance officer and chief financial officer and their respective staffs.

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

Business Development Company Regulations

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

We are generally not able to issue and sell our common stock at a price below net asset value per share without annual shareholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At our Annual Meeting of Stockholders on June 11, 2015, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current asset value per share, subject to the approval by our board of directors for the offering. This authorization expires on the earlier of June 11, 2016 and the date of our 2016 Annual Meeting of Stockholders, which is expected to be held in June 2016. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

(2)	Securities of any eligible portfolio company which we control, which, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

(7)	Office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the business development company, deferred organization and operating expenses, and other noninvestment assets necessary and appropriate to its operations as a business development company, including notes of indebtedness of directors, officers, employees, and general partners held by a business development company as payment for securities of such company issued in connection with an executive compensation plan described in Section 57(j) of the 1940 Act.

Under Section 55(b) of the 1940 Act, the value of a BDC’s assets shall be determined as of the date of the most recent financial statements filed by such company with the SEC pursuant to Section 13 of the Securities Exchange Act of 1934 (the “1934 Act”), and shall be determined no less frequently than annually.

Significant Managerial Assistance to Portfolio Companies

As a BDC, we offer, and must provide upon request, significant managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Solar Capital Management provides such managerial assistance, if any, on our behalf to portfolio companies that request this assistance.

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

Taxation as a Regulated Investment Company

As a BDC, we elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which generally is our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”). If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed not distributed) to our stockholders.

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders as dividends and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” in the hands of non-corporate stockholders (and thus eligible for a reduced tax rate) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate shareholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To re-qualify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that re-qualify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

Investment Advisory Fees

Pursuant to an investment advisory and management agreement (the “Advisory Agreement”), we have agreed to pay Solar Capital Partners a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 2.00% of our gross assets. For services rendered under the Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio.

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

•

all other expenses incurred by either Solar Capital Management or us in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s chief compliance officer and chief financial officer and their respective staffs.

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

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline or the value of our preferred stock, debt securities, or warrants may decline, and you may lose all or part of your investment.

Risks Related to Our Investments

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we target in leveraged companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have, which could allow them to consider a wider variety of investments and establish more relationships and offer better pricing and a more flexible structure than we are able to do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. If we are unable to source attractive investments, we may hold a greater percentage of our assets in cash and cash equivalents than anticipated, which could impact potential returns on our portfolio. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Participants in our industry compete on several factors, including price, flexibility in transaction structure, customer service, reputation, market knowledge and speed in-decision making. We do not seek to compete primarily based on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

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

We generally make investments in private companies. We invest and expect to continue investing in companies whose securities have no established trading market and whose securities are and will be subject to legal and other restrictions on resale or whose securities are and will be less liquid than are publicly-traded securities. Investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer of the investments, market events, economic conditions or investor perceptions. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain our qualification as a BDC and as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. Domestic and foreign markets are complex and interrelated, so that events in one sector of the world markets or economy, or in one geographical region, can reverberate and have materially negative consequences for other market, economic or regional sectors in a manner that may not be foreseen and which may materially harm our business. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

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

Price declines and illiquidity in the corporate debt markets may adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation. Any unrealized depreciation that we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution and could adversely affect our ability to service our outstanding borrowings.

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

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine and the Middle East, terrorist attacks in the U.S. and around the world, social and political discord, debt crises, sovereign debt downgrades, or the exit or potential exit of one or more countries from the European Monetary Union, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and United States financial markets. We cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our net asset value, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise equity and debt capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than our net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2015 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on June 11, 2015 and expiring on the earlier of the one-year anniversary of the date of the 2015 Annual Stockholders Meeting and the date of our 2016 Annual Stockholders Meeting, which is expected to be held in June 2016. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations. Additionally, our ability to incur indebtedness is limited by the asset coverage ratio for a BDC, as defined under the 1940 Act. Declining portfolio values negatively impact our ability to borrow additional funds because our net asset value is reduced for purposes of the asset coverage ratio. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A lengthy disruption in the credit markets could also materially decrease demand for our investments.

The significant disruption in the capital markets experienced in the past has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. The debt capital that may be available to us in the future may be at a higher cost and have less favorable terms and conditions than those currently in effect. If our financing costs increase and we have no increase in interest income, then our net investment income will decrease. A prolonged inability to raise capital may require us to reduce the volume of investments we originate and could have a material adverse impact on our business, financial condition and results of operations. This may also increase the probability that other structural risks negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a lengthy disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or recession or an operational problem that affects third parties or us, and could materially damage our business, financial condition and results of operations.

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

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments at fair value. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

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

The business and operating results of our portfolio companies may be impacted by worldwide economic conditions. Although the U.S. economy has in recent years shown signs of recovery from the 2008–2009 global recession, the strength and duration of any economic recovery will be impacted by worldwide economic growth. For instance, concerns of economic slowdown in China and other emerging markets and signs of deteriorating sovereign debt conditions in Europe could lead to disruption and instability in the global financial markets. The significant debt in U.S. and European countries is expected to hinder growth in those countries for the foreseeable future. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations.

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

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. As a result, our portfolio companies, particularly those operating in the energy sector, may be subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues.

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

We invest primarily in privately held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of Solar Capital Partners’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, smaller privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

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

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not entirely related to currency fluctuations. To the extent we engage in hedging transactions, we also face the risk that counterparties to the derivative instruments we hold may default, which may expose us to unexpected losses from positions where we believed that our risk had been appropriately hedged.

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

Shares of BDCs may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value in the future. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2015 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on June 11, 2015 and expiring on the earlier of the one-year anniversary of the date of the 2015 Annual Stockholders Meeting and the date of our 2016 Annual Stockholders Meeting, which is expected to be held in June 2016. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

•	changes in regulatory policies or tax guidelines with respect to RICs or BDCs;

•	failure to qualify as a RIC, or the loss of RIC status;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	changes, or perceived changes, in the value of our portfolio investments;

•	departures of Solar Capital Partners’ key personnel;

•	operating performance of companies comparable to us;

•	changes in the prevailing interest rates;

•	loss of a major funding source; or

•	general economic conditions and trends and other external factors.

Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to stockholders which include a return of capital, that portion of the distribution essentially constitutes a return of the stockholders’ investment. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our common stock.

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

We may be unable to invest the net proceeds raised from any offerings on acceptable terms or allocate net proceeds from any offering of our securities in ways with which you may not agree.

We cannot assure you that we will be able to find enough appropriate investments that meet our investment criteria or that any investment we complete using the proceeds from any securities offering will produce a sufficient return. Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings in cash equivalents, U.S. Government securities and other high-quality debt investments that mature in one year or less or use the net proceeds from such offerings to reduce then-outstanding obligations.

We have significant flexibility in investing the net proceeds of any offering of our securities and may use the net proceeds from an offering in ways with which you may not agree or for purposes other than those contemplated at the time of the offering.

The net asset value per share of our common stock may be diluted if we issue or sell shares of our common stock at prices below the then current net asset value per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

At our 2015 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on June 11, 2015 and expiring on the earlier of the one-year anniversary of the date of the 2015 Annual Stockholders Meeting and the date of our 2016 Annual Stockholders Meeting, which is expected to be held in June 2016. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

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

Our stockholders may experience dilution upon the repurchase of common shares.

On October 7, 2015, our Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $30 million of our common stock. We may repurchase shares of our common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. We expect that the share repurchase program will be in effect until October 7, 2016, or until the approved dollar amount has been used to repurchase shares. If we were to repurchase shares at a price above net asset value, such repurchases would result in an immediate dilution to existing common stockholders due to a reduction in our earnings and assets due to the repurchase that is greater than the reduction in total shares outstanding.

Risks Relating to Our Business and Structure

We are dependent upon Solar Capital Partners’ key personnel for our future success.

We depend on the diligence, skill and network of business contacts of Messrs. Gross and Spohler, who serve as the managing member and partner of Solar Capital Partners, respectively, and who lead Solar Capital Partners’ investment team. Messrs. Gross and Spohler, together with the other dedicated investment professionals available to Solar Capital Partners, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the diligence, skill, network of business contacts and continued service of Messrs. Gross and Spohler and the other investment professionals available to Solar Capital Partners. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his relationship with us. The loss of Mr. Gross or Mr. Spohler, or any of the other senior investment professionals who serve on Solar Capital Partners’ investment team, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that Solar Capital Partners will remain our investment adviser.

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

We expect that the principals of our investment adviser will maintain and develop their relationships with financial sponsors, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of our investment adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of our investment adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. If our investment adviser is unable to source investment opportunities, we may hold a greater percentage of our assets in cash and cash equivalents than anticipated, which could impact potential returns on our portfolio.

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

Accomplishing this result on a cost-effective basis is largely a function of Solar Capital Partners’ structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. The investment team of Solar Capital Partners has substantial responsibilities under the Advisory Agreement, and they may also be called upon to provide managerial assistance to our portfolio companies as the principals of our administrator. Such demands on their time may distract them or slow our rate of investment. In order to grow, we and Solar Capital Partners will need to retain, train, supervise and manage new investment professionals. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of the investment adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2015, we had $257.9 million outstanding under the Credit Facility, composed of $207.9 million of revolving credit and $50 million outstanding of term loans. We also had $75 million outstanding of senior secured notes (the “Senior Secured Notes”) and $100 million outstanding of 6.75% unsecured senior notes due 2042 (the “Unsecured Notes”). If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

At our 2015 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on June 11, 2015 and expiring on the earlier of the one-year anniversary of the date of the 2015 Annual Stockholders Meeting and the date of our 2016 Annual Stockholders Meeting, which is expected to be held in June 2016. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

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

We borrow money as part of our business plan. Borrowings, also known as leverage, magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of December 31, 2015, we had $257.9 million outstanding on the Credit Facility, composed of $207.9 million of revolving credit and $50 million of term loans. We also had $75 million outstanding of the Senior Secured Notes and $100 million outstanding of the Unsecured Notes. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility and Notes, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

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

In addition, the Credit Facility imposes, and any other debt facility into which we may enter would likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on the portfolio, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(20.9)%	(11.7)%	(2.5)%	6.7%	15.8%

(1)	Assumes $1.62 billion in total assets and $432.9 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2015, and a cost of funds of 5.13%. Excludes non-leverage related expenses.

In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2015, we must achieve annual returns on our December 31, 2015 total assets of at least 1.4%.

It is likely that the terms of any current or future long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

Under our borrowings and the Credit Facility, current lenders have, and any future lender or lenders may have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. Our current Credit Facility and borrowings also subject us to various financial and operating covenants, including, but not limited to, maintaining certain financial ratios and minimum tangible net worth amounts. Future credit facilities and borrowings will likely subject us to similar or additional covenants. In addition, we may grant a security interest in our assets in connection with any such credit facilities and borrowings.

The Credit Facility generally contains customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, the Credit Facility requires or is expected to require the repayment of all outstanding debt on the maturity which may disrupt our business and potentially the business of our portfolio companies that are financed through the Credit Facility. An event of default under the Credit Facility would likely result, among other things, in termination of the availability of further funds under the Credit Facility and accelerated maturity dates for all amounts outstanding under the Credit Facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through the Credit Facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our Credit Facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

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

As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets or we may borrow an amount equal to 100% of net assets). Legislation introduced in the U.S. House of Representatives, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

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

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities on a quarterly basis in accordance with our valuation policy, which is at all times consistent with GAAP. Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of certain securities. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC on July 28, 2014. The exemptive relief permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, or an investment adviser controlling, controlled by or under common control with Solar Capital Partners, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the exemptive relief. If we are unable to rely on our exemptive relief for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.In the ordinary course of our investing activities, we pay management and incentive fees to Solar Capital Partners and reimburse Solar Capital Partners for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of Solar Capital Partners has interests that differ from those of our stockholders, giving rise to a conflict.

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

•

The income source requirement will be satisfied if we obtain at least 90% of our income for each year from certain passive investments, including interest, dividends, gains from the sale of stock or securities or similar sources.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Solar Capital or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Maryland Control Share Acquisition Act only if our board of directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Maryland Control Share Acquisition Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Act would, if implemented, violate Section 18(i) of the 1940 Act.

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

Our business relies on secure information technology systems. We depend heavily upon computer systems to perform necessary business functions. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e. cyber attacks). Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems, both those provided by our investment adviser and third-party service providers, and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became effective in 2010. Although many provisions of the Dodd-Frank Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Act, the Dodd-Frank Act may nevertheless have a material adverse impact on the financial services industry as a whole and on our business, financial condition and results of operations. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

Our investment adviser has the right, under the Advisory Agreement, to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

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

		Price Range		Premium or (Discount) of High Closing Sale Price to NAV(2)	Premium or (Discount) of Low Closing Sale Price to NAV(2)	Declared Dividends(3)
	NAV(1)	High	Low
Fiscal 2015
Fourth Quarter	$20.79	$18.20	$16.10	(12.5)%	(22.6)%	$0.40
Third Quarter	21.52	18.63	15.39	(13.4)	(28.5)	0.40
Second Quarter	21.92	20.67	18.00	(5.7)	(17.9)	0.40
First Quarter	21.91	20.46	18.07	(6.6)	(17.5)	0.40
Fiscal 2014
Fourth Quarter	$22.05	$19.06	$17.23	(13.6)%	(21.9)%	$0.40
Third Quarter	22.34	21.47	18.68	(3.9)	(16.4)	0.40
Second Quarter	22.44	22.29	20.39	(0.7)	(9.1)	0.40
First Quarter	22.43	23.21	21.76	3.5	(3.0)	0.40

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by NAV and subtracting 1.
(3)	Represents the cash dividends and distributions declared for the specified quarter.

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

The last reported closing market price of our common stock on February 22, 2016 was $16.25 per share. As of February 22, 2016, we had 20 shareholders of record.

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

The following table reflects cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2016
February 24, 2016	March 24, 2016	April 1, 2016	$0.40

Fiscal 2015
November 3, 2015	December 17, 2015	January 6, 2016	$0.40
August 4, 2015	September 24, 2015	October 2, 2015	0.40
May 5, 2015	June 25, 2015	July 1, 2015	0.40
February 25, 2015	March 19, 2015	April 2, 2015	0.40

Total 2015			$1.60

Fiscal 2014
November 4, 2014	December 18, 2014	January 5, 2015	$0.40
August 4, 2014	September 18, 2014	October 1, 2014	0.40
May 5, 2014	June 19, 2014	July 1, 2014	0.40
February 25, 2014	March 20, 2014	April 1, 2014	0.40

Total 2014			$1.60

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (inclusive of commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a) (in thousands)
December 1, 2015 — December 31, 2015	400	$15.98	400	$29,994

(a)	In October 2015, the Company’s board of directors authorized a program to repurchase up to $30 million of the Company’s common stock through October 7, 2016.

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the S&P BDC Index, the S&P 500 Index and the Russell 2000 Financial Services Index, for the period from December 31, 2010 through December 31, 2015. The graph assumes that, on December 31, 2010, a person invested $10,000 in each of the following: our common stock (SLRC), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2015, 2014, 2013, 2012, and 2011. Financial information for the periods ending December 31, 2015, 2014, 2013, 2012, and 2011 has been derived from our consolidated financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

($ in thousands, except per share data)	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Income statement data:
Total investment income	$115,560	$121,937	$163,593	$153,253	$138,900
Total expenses	$51,204	$55,230	$78,658	$71,326	$56,996
Net investment income	$64,356	$66,707	$84,935	$81,927	$81,904
Net realized loss	$(4,874)	$(36,840)	$(44,425)	$(32,537)	$(2,393)
Net change in unrealized gain (loss)	$(45,402)	$18,585	$34,800	$66,371	$(18,196)
Net increase in net assets resulting from operations	$14,080	$48,452	$75,310	$115,761	$61,315
Per share data:
Net investment income(3)	$1.52	$1.56	$1.91	$2.20	$2.25
Net realized and unrealized gain (loss)(3)	$(1.18)	$(0.43)	$(0.22)	$0.91	$(0.57)
Dividends and distributions declared	$1.60	$1.60	$2.00	$2.40	$2.40

	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Balance sheet data:
Total investment portfolio	$1,312,591	$1,020,738	$1,088,399	$1,395,522	$1,045,043
Cash and cash equivalents	$277,570	$635,340	$586,979	$15,039	$11,787
Total assets	$1,620,300	$1,686,334	$1,708,442	$1,430,403	$1,079,431
Debt	$432,900	$225,000	$225,000	$489,452	$236,355
Net assets	$882,698	$936,568	$995,637	$878,273	$805,941
Per share data:
Net asset value per share	$20.79	$22.05	$22.50	$22.70	$22.02
Other data (unaudited):
Weighted average annualized yield on income producing investments:
On fair value(1)	10.5%	9.9%	11.3%	14.2%	14.2%
On cost(2)	10.2%	10.4%	12.2%	14.2%	13.2%
Number of portfolio companies at period end	54	43	40	40	40

(1)	Throughout this document, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, plus the effective interest yield on preferred shares divided by (b) total income producing investments at fair value. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.
(2)	For this calculation, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, plus the effective interest yield on preferred shares divided by (b) total income producing investments at cost. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.
(3)	The per-share calculations are based on weighted average shares of 42,465,158, 42,888,232, 44,571,118, 37,231,341 and 36,470,384 for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Solar Capital Ltd. (“Solar Capital”, the “Company”, “we” or “our”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We invest primarily in U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives. Our investment activities are managed by Solar Capital Partners, LLC (the “Investment Adviser”) and supervised by our board of directors, a majority of whom are non-interested, as such term is defined in the 1940 Act. Solar Capital Management, LLC (the “Administrator”) provides the administrative services necessary for us to operate.

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

As of December 31, 2015, the Investment Adviser has invested approximately $5.4 billion in more than 215 different portfolio companies since it was founded in 2006. Over the same period, the Investment Adviser completed transactions with more than 135 different financial sponsors.

Recent Developments

On February 24, 2016, our board of directors declared a quarterly distribution of $0.40 per share payable on April 1, 2016 to holders of record as of March 24, 2016.

The Company repurchased an additional 214,625 shares for $3.4 million between January 1, 2016 and February 22, 2016. $26.6 million remains available for future program purchases.

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

Portfolio and Investment Activity

During the year ended December 31, 2015, we invested approximately $505 million across 32 portfolio companies. This compares to investing approximately $557 million in 30 portfolio companies for the previous fiscal year ended December 31, 2014. Investments sold or prepaid during the fiscal year ended December 31, 2015 totaled approximately $171 million versus approximately $626 million for the fiscal year ended December 31, 2014.

At December 31, 2015, our portfolio consisted of 54 portfolio companies and was invested 63.7% in senior secured loans, 5.1% in subordinated debt, 1.4% in preferred equity and 29.8% in common equity/equity interests and warrants (of which 22.1% is Crystal Financial LLC and 6.1% is Senior Secured Unitranche Loan Progam LLC) measured at fair value versus 43 portfolio companies invested 58.8% in senior secured loans, 7.4% in subordinated debt, 2.3% in preferred equity and 31.5% in common equity/equity interests and warrants (of which 29.1% is Crystal Financial LLC) measured at fair value at December 31, 2014.

The weighted average yields on our portfolio of income producing investments were 10.5% and 9.9%, respectively, at December 31, 2015 and December 31, 2014, measured at fair value, and 10.2% and 10.4%, respectively for the same periods, measured at amortized cost.

At December 31, 2015, 91.0% or $1.17 billion of our income producing investment portfolio* is floating rate and 9.0% or $116.6 million was fixed rate, measured at fair value. At December 31, 2014, 86.3% or $854.1 million of our income producing investment portfolio* was floating rate and 13.7% or $135.5 million was fixed rate, measured at fair value. As of December 31, 2015 and 2014, we had one and two issuers on non-accrual status, respectively.

Since inception through December 31, 2015, Solar Capital has invested approximately $4.4 billion in 142 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 100 different financial sponsors.

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

As of December 31, 2015, Crystal Financial LLC had 28 funded commitments to 26 different issuers with a total par value of approximately $465.1 million on total assets of $518.3 million. As of December 31, 2014,

*	We have included Crystal Financial LLC and Senior Secured Unitranche Loan Program LLC as 100% floating rate within our income producing investment portfolio.

Crystal Financial LLC had 29 funded commitments to 27 different issuers with a total par value of approximately $477.9 million on total assets of $542.3 million. As of December 31, 2015 and December 31, 2014, all loans were floating rate with the largest loan outstanding totaling $34.3 million and $33.0 million, respectively. For the same periods, the average exposure per issuer was $17.9 million and $17.7 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $232.9 million and $259.7 million of borrowings outstanding at December 31, 2015 and December 31, 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, Crystal Financial LLC had net income of $27.4 million, $27.2 million and $28.1 million, respectively, on gross income of $62.5 million, $56.1 million and $54.0 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Senior Secured Unitranche Loan Program LLC

On September 2, 2014, the Company entered into a limited liability company agreement with an affiliate (the “Investor”) of a fund managed by Pacific Investment Management Company LLC (“PIMCO”) to co-invest in middle market senior secured unitranche loans sourced by the same origination platform used by the Company. Initial funding commitments to the unitranche strategy total $600 million, consisting of direct equity investments and co-investment commitments as described below. The joint venture vehicle known as the Senior Secured Unitranche Loan Program LLC (“SSLP”) is structured as an unconsolidated Delaware limited liability company. The Company and the Investor have initially made equity commitments to the SSLP of $300 million and $43.25 million, respectively. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and PIMCO (with approval from a representative of each required).

On October 15, 2015, the Company entered into an amended and restated limited liability company agreement for its SSLP to add Voya Investment Management LLC (“Voya”), part of Voya Financial, Inc. (NYSE: VOYA), as a partner in SSLP in place of the investor that was previously the Company’s partner in SSLP, though this investor may still co-invest up to $300 million of equity in unitranche loans alongside SSLP. This joint venture is expected to invest primarily in senior secured unitranche loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs, consistent with the Company’s core origination and underwriting mandate. In addition to the Company’s prior equity commitment of $300 million to SSLP, Voya has made an initial equity commitment of $25 million to SSLP, with the ability to upsize.

On November 2, 2015, the Company assigned $125 million of its $300 million commitment to SSLP to Senior Secured Unitranche Loan Program II LLC (“SSLP II”), a newly formed Delaware limited liability company. SSLP II is currently wholly owned by Solar Capital Ltd. but may bring in unaffiliated investors at a later date.

On November 25, 2015, SSLP commenced operations. As of December 31, 2015 and December 31, 2014, the Company and Voya contributed combined equity capital in the amount of $92.2 million and $0, respectively. Of the $92.2 million of contributed equity capital, the Company contributed $29.9 million in the form of investments and $50.8 million in the form of cash and Voya contributed $11.5 million in the form of cash. As of December 31, 2015, the Company and Voya’s remaining commitments to SSLP totaled $94.3 million and $13.5 million, respectively.

As of December 31, 2015 and December 31, 2014, SSLP had total assets of $92.5 million and $0, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 4 and 0 different borrowers, respectively. For the period from November 25, 2015 through December 31, 2015, SSLP invested $91.8 million across 4 portfolio companies. Investments prepaid totaled $0.1 million during the same period. At December 31, 2015, the weighted average yield of SSLP’s portfolio was 8.5%, measured at fair value and 8.5%, measured at cost.

SSLP Portfolio as of December 31, 2015 (in thousands)

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
Falmouth Group Holdings Corp. (AMPAC)(3)	Chemicals	9.25%	12/14/21	$35,000	$34,478	$34,475
PSKW, LLC & PDR, LLC(3)	Health Care Providers & Services	5.25%	11/25/21	2,750	2,723	2,723
PSKW, LLC & PDR, LLC(3)	Health Care Providers & Services	9.42%	11/25/21	22,250	21,810	21,805
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	6.00%	12/31/19	19,757	19,561	19,559
VetCor Professional Practices LLC	Health Care Facilities	7.00%	4/20/21	13,197	13,197	13,197

					$91,769	$91,759

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its consolidated balance sheet.

Below is certain summarized financial information for SSLP as of December 31, 2015 and for the period from November 25, 2015 (commencement of operations) through December 31, 2015:

Selected Balance Sheet Information (in thousands):	As of December 31, 2015
Investments, at fair value (cost $91,769)	$91,759
Cash and other assets	769

Total assets	$92,528

Distributions payable	$253
Accrued expenses and other payables	72

Total liabilities	$325

Members’ equity	$92,203

Total liabilities and members’ equity	$92,528

Selected Statement of Operations Information (in thousands):	For the Period November 25, 2015 (commencement of operations) through December 31, 2015
Interest Income	$462

Service fees	$4
Other general and administrative expenses	175

Total expenses	179

Net investment income	$283

Net change in unrealized gain (loss) on investments	(10)

Net income	$273

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a program for the purpose of repurchasing up to $100 million of the Company’s common stock. Under the repurchase program, the Company could have, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complied with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 and 10b-5 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Company’s board of directors extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100 million of the Company’s outstanding shares of common stock had been repurchased. On July 31, 2014, the Company’s stock repurchase program expired. For the fiscal year ended December 31, 2014, the Company repurchased 1,779,033 shares at an average price of approximately $21.97 per share, inclusive of commissions. The total dollar amount of shares repurchased was $39.1 million. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions, for a total dollar amount of $17.5 million.

On October 7, 2015, the Company announced a share repurchase program to purchase common stock in the open market in an amount up to $30 million. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Unless amended or extended by the Company’s board of directors, the Company expects the repurchase program to be in place until the earlier of October 7, 2016 or until $30 million of the Company’s outstanding shares of common stock have been repurchased. During the year ended December 31, 2015, the Company repurchased 400 shares at an average price of $15.98 per share, inclusive of commissions, for a total dollar amount of $6 thousand.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2015, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the fiscal years ended December 31, 2015, 2014 and 2013, capitalized PIK income totaled $0.5 million, $3.3 million and $11.9 million, respectively.

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

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. The update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is planning to apply ASU 2015-02 in fiscal 2016. The Company does not believe that adoption will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is planning to apply ASU 2015-03 in fiscal 2016. The Company does not believe that adoption will have a material impact on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is planning to apply ASU 2015-07 in fiscal 2016. The Company does not believe that adoption will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013.

Investment Income

For the fiscal years ended December 31, 2015, 2014 and 2013, gross investment income totaled $115.6 million, $121.9 million and $163.6 million, respectively. The decrease in gross investment income from 2014 to 2015 was primarily due to a reduction in prepayment fee income from a reduced volume of repayments, as well as portfolio yield compression. The decrease in gross investment income from 2013 to 2014 was primarily due to a smaller income producing portfolio from the net effect of portfolio repayments, as well as portfolio yield compression.

Expenses

Net expenses totaled $51.2 million, $55.2 million and $78.7 million, respectively, for the fiscal years ended December 31, 2015, 2014 and 2013, of which $27.4 million, $32.1 million and $48.0 million, respectively, were base management fees and net performance-based incentive fees and $15.6 million, $14.4 million and $20.1 million, respectively, were interest and other credit facility expenses. Over the same periods, $1.7 million, $0.0 million and $0.0 million of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $8.2 million, $8.7 million and $10.2 million, respectively, for the fiscal years ended December 31, 2015, 2014 and 2013. Expenses generally consist of management and performance-based incentive fees, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses from 2014 to 2015 was primarily due to a decrease in performance-based incentive fees on lower net investment income. The decrease in expenses from 2013 to 2014 was primarily due to a decrease in performance-based incentive fees on lower net investment income, as well as decreases in debt expenses due to lower average borrowings. Accrued excise tax expenses totaled $0.0 million, $0.0 million, and $0.4 million for the fiscal years ended December 31, 2015, 2014 and 2013.

Net Investment Income

The Company’s net investment income totaled $64.4 million, $66.7 million and $84.9 million, or $1.52, $1.56, and $1.91, per average share, respectively, for the fiscal years ended December 31, 2015, 2014 and 2013.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $171 million, $626 million and $658 million, respectively, for the fiscal years ended December 31, 2015, 2014 and 2013. Net realized losses over the same periods were $4.9 million, $36.8 million and $44.4 million, respectively. Net realized losses for fiscal 2015 were primarily related to the realization of previously recognized unrealized losses on our investment in Quantum Foods. Net realized losses for fiscal 2014 were primarily related to the realization of previously recognized unrealized losses on our equity investments in Ark Real Estate, L.P. and Nuveen Investments, Inc. Net realized losses for fiscal 2013 were primarily related to the restructuring of our investment in Rug Doctor and the exit of our investment in DSW Group, Inc.

Net Change in Unrealized Gain (Loss)

For the fiscal years ended December 31, 2015, 2014 and 2013, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $(45.4) million, $18.6 million, and $34.8 million, respectively. Net unrealized loss for the fiscal year ended December 31, 2015 was primarily due to a yield-based mark-to-market technical impact on the fair value of our investments. Net unrealized gain for the fiscal year ended December 31, 2014 was primarily due to the reversal of unrealized depreciation on our investments in Ark Real Estate, L.P. and Nuveen Investments, Inc. Fiscal 2013’s net unrealized appreciation is due primarily to market improvements in our investments in Crystal Financial LLC and Nuveen Investments, Inc., as well as the reversal of unrealized depreciation on our investment in Rug Doctor. Partially offsetting the positive change in unrealized appreciation for 2013, was net unrealized depreciation in our investments in Ark Real Estate, L.P.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2015, 2014 and 2013, the Company had a net increase in net assets resulting from operations of $14.1 million, $48.5 million and $75.3 million, respectively. For the fiscal years ended December 31, 2015, 2014 and 2013, earnings per average share were $0.33, $1.13 and $1.69, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in June 2018, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of December 31, 2015, we had a total of $282.1 million of unused borrowing capacity under the Credit Facility, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $275 million in cash equivalents as of December 31, 2015.

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

Revolving & Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440 million of revolving credit and $50 million in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50 million of revolving credit, bringing the total revolving credit capacity to $490 million. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the establishment of the Credit Facility, the predecessor facility and a term loan were retired, resulting in $2.3 million of non-recurring charges to expense unamortized costs in the year ended December 31, 2012. Expenses associated with the July 2013 amendment of the Credit Facility, the retirement of our $100 million revolving credit facility with Wells Fargo Securities, LLC as well as the subsequent December 2013 commitment increase totaled $2.5 million. At December 31, 2015, outstanding USD equivalent borrowings under the Credit Facility totaled $257.9 million.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At December 31, 2015, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of December 31, 2015:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility(1)	$207.9	$—	$207.9	$—	$—
Unsecured senior notes	100.0	—	—	—	100.0
Senior secured notes	75.0	—	75.0	—	—
Term Loans	50.0	—	50.0	—	—

(1)	As of December 31, 2015, we had a total of $282.1 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facilities
Fiscal 2015	$207,900	$1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2015	$100,000	$702	—	$982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2015	$75,000	$527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2015	$50,000	$351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2015	$432,900	$3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of December 31, 2015, asset coverage was 303.9%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2015, 2014, 2013 and 2012 periods was $98,196, $94,301, $93,392, and $92,302, respectively.

We have also entered into two contracts under which we have future commitments: the Advisory Agreement, pursuant to which Solar Capital Partners, LLC has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which the Administrator has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the Advisory Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the Advisory Agreement and administration agreement without penalty upon 60 days’ written notice to the other. See note 3 to our Consolidated Financial Statements.

On October 15, 2015, SSLP entered into an amended and restated servicing agreement with the Company. SSLP engaged and retained the Company to provide certain administrative services relating to the facilities, supplies and necessary ongoing overhead support services for the operation of SSLP’s ongoing business affairs in exchange for a fee. Either party may terminate this agreement upon 30 days’ written notice to the other.

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to various delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of December 31, 2015 and December 31, 2014 is $65.8 million and $103.7 million, respectively, comprised of the following:

(in millions)	December 31, 2015	December 31, 2014
Crystal Financial LLC	$50.0	$50.0
Varilease Finance, Inc	—	20.0
Achaogen, Inc.	10.0	—
T2 Biosystems, Inc.	—	8.3
AgaMatrix, Inc.	3.3	—
Trevi Therapeutics, Inc	—	5.0
CardioDx, Inc.	2.5	—
Syndax Pharmaceuticals, Inc.	—	6.0
Pronutria, Inc.	—	3.0
Southern Auto Finance Company	—	2.5
Body Central Stores, Inc.	—	8.9

Total Commitments*	$65.8	$103.7

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion (also see Senior Secured Unitranche Loan Program section in Item 7).

As of December 31, 2015 and December 31, 2014, the Company had sufficient cash available and/or liquid securities available to fund these commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2016
February 24, 2016	March 24, 2016	April 1, 2016	$0.40

Fiscal 2015
November 3, 2015	December 17, 2015	January 6, 2016	$0.40
August 4, 2015	September 24, 2015	October 2, 2015	0.40
May 5, 2015	June 25, 2015	July 1, 2015	0.40
February 25, 2015	March 19, 2015	April 2, 2015	0.40

Total 2015			$1.60

Fiscal 2014
November 4, 2014	December 18, 2014	January 5, 2015	$0.40
August 4, 2014	September 18, 2014	October 1, 2014	0.40
May 5, 2014	June 19, 2014	July 1, 2014	0.40
February 25, 2014	March 20, 2014	April 1, 2014	0.40

Total 2014			$1.60

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into the Advisory Agreement with Solar Capital Partners. Mr. Gross, our chairman and chief executive officer, is a managing member and a senior investment professional of, and has financial and controlling interests in, the Investment Adviser. In addition, Mr. Spohler, our chief operating officer is a partner and a senior investment professional of, and has financial interests in, the Investment Adviser.

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

Related party transactions may occur between Solar Capital Ltd. and Crystal Financial LLC and between Solar Capital Ltd. and Senior Secured Unitranche Loan Program LLC. These transactions may occur in the normal course of business.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended December 31, 2015, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of December 31, 2015, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2015, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately six cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2015, we have no interest rate hedging instruments outstanding.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.01	$0.06

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2015 based on the criteria on Internal Control – Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Solar Capital Ltd.:

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (and subsidiaries) (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014, by correspondence with the custodian, portfolio companies or agents. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Capital Ltd. (and subsidiaries) as of December 31, 2015 and 2014, and the results of their operations, changes in their net assets and cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Solar Capital Ltd.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 24, 2016

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Solar Capital Ltd.:

We have audited Solar Capital Ltd.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Solar Capital Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Solar Capital Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including consolidated schedule of investments of Solar Capital Ltd. (and subsidiaries) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended December 31, 2015 and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 24, 2016

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2015	December 31, 2014
Assets
Investments at fair value:
Companies less than 5% owned (cost: $926,055 and $659,552, respectively)	$886,788	$652,288
Companies 5% to 25% owned (cost: $8,511 and $8,511, respectively)	1,233	4,646
Companies more than 25% owned (cost: $410,142 and $339,380, respectively)	424,570	363,804

Total investments (cost: $1,344,708 and $1,007,443, respectively)	1,312,591	1,020,738
Cash	2,587	145,075
Cash equivalents (cost: $274,983 and $490,000, respectively)	274,983	490,000
Foreign currency (cost: $0 and $275, respectively)	—	265
Receivable for investments sold	11,374	13,138
Interest receivable	6,408	4,549
Dividends receivable	8,487	8,258
Deferred financing costs	2,996	3,263
Prepaid expenses and other assets	874	1,048

Total assets	$1,620,300	$1,686,334

Liabilities
Revolving credit facilities (see note 6 and 8)	$207,900	$—
Unsecured senior notes (see note 8)	100,000	100,000
Senior secured notes (see note 6 and 8)	75,000	75,000
Term loan (see note 6 and 8)	50,000	50,000
Distributions payable	16,986	16,986
Payable for investments and cash equivalents purchased	274,983	492,475
Management fee payable (see note 3)	6,523	6,109
Performance-based incentive fee payable (see note 3)	1,408	4,198
Administrative services expense payable (see note 3)	2,324	2,427
Interest payable (see note 8)	1,665	1,504
Other liabilities and accrued expenses	813	1,067

Total liabilities	$737,602	$749,766

Commitments and contingencies (see note 14 and 15)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,464,762 and 42,465,162 shares issued and outstanding, respectively	$425	$425
Paid-in capital in excess of par (see note 2f)	993,991	991,963
Distributions in excess of net investment income (see note 2f)	(15,592)	(8,599)
Accumulated net realized loss (see note 2f)	(64,009)	(60,506)
Net unrealized appreciation (depreciation)	(32,117)	13,285

Total net assets	$882,698	$936,568

Net Asset Value Per Share	$20.79	$22.05

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Year ended December 31,
	2015	2014	2013
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$78,498	$84,532	$105,718
Companies 5% to 25% owned	—	564	6,333
Companies more than 25% owned	2,604	3,333	10,726
Dividends:
Companies 5% to 25% owned	12	—	5,565
Companies more than 25% owned	33,947	33,233	34,444
Other income:
Companies less than 5% owned	477	259	805
Companies more than 25% owned	22	16	2

Total investment income	115,560	121,937	163,593

EXPENSES:
Management fees (see note 3)	24,678	24,651	26,794
Performance-based incentive fees (see note 3)	4,374	7,411	21,234
Interest and other credit facility expenses (see note 8)	15,598	14,448	20,051
Administrative services expense (see note 3)	5,081	5,362	4,741
Other general and administrative expenses	3,167	3,358	5,428

Total expenses	52,898	55,230	78,248
Performance-based incentive fees waived (see note 3)	(1,694)	—	—

Net expenses	51,204	55,230	78,248

Net investment income before income tax expense	64,356	66,707	85,345
Income tax expense	—	—	410

Net investment income	$64,356	$66,707	$84,935

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS, FOREIGN CURRENCIES AND DERIVATIVES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$(3,510)	$(6,667)	$(31,679)
Companies 5% to 25% owned	(1,163)	1,176	(14,273)
Companies more than 25% owned	(147)	(25,337)	472

Net realized loss on investments and cash equivalents	(4,820)	(30,828)	(45,480)
Net realized gain (loss) on foreign currencies and derivatives:	(54)	(6,012)	1,055

Net realized loss	(4,874)	(36,840)	(44,425)

Net change in unrealized gain (loss) on investments and cash equivalents	(45,411)	15,655	34,189
Net change in unrealized gain (loss) on foreign currencies and derivatives	9	2,930	611

Net change in unrealized gain (loss)	(45,402)	18,585	34,800

Net realized and unrealized gain (loss) on investments, cash equivalents, foreign currencies and derivatives	(50,276)	(18,255)	(9,625)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$14,080	$48,452	$75,310

EARNINGS PER SHARE (see note 5)	$0.33	$1.13	$1.69

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Year ended December 31,
	2015	2014	2013
Increase in net assets resulting from operations:
Net investment income	$64,356	$66,707	$84,935
Net realized loss	(4,874)	(36,840)	(44,425)
Net change in unrealized gain (loss)	(45,402)	18,585	34,800

Net increase in net assets resulting from operations	14,080	48,452	75,310

Distributions to stockholders (see note 9a):
From net investment income	(67,944)	(66,383)	(68,796)
From net realized gains	—	—	(20,652)
From other sources	—	(2,060)†	—

Net distributions to stockholders	(67,944)	(68,443)	(89,448)

Capital transactions:
Net proceeds from shares sold	—	—	146,857
Repurchases of common stock	(6)	(39,078)	(17,508)
Less offering costs	—	—	(61)
Reinvestment of distributions	—	—	2,214

Net increase (decrease) in net assets resulting from capital transactions	(6)	(39,078)	131,502

Total increase (decrease) in net assets	(53,870)	(59,069)	117,364
Net assets at beginning of year	936,568	995,637	878,273

Net assets at end of year(1)	$882,698	$936,568	$995,637

Capital share activity:
Common stock sold	—	—	6,253,226
Common stock repurchased	(400)	(1,779,033)	(796,418)
Common stock issued from reinvestment of distributions	—	—	93,327

Net increase (decrease) from capital share activity	(400)	(1,779,033)	5,550,135

†	Represents tax return of capital.
(1)	Includes undistributed (overdistributed) net investment income of ($15,592), ($8,599) and ($17,344), respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net increase in net assets from operations	$14,080	$48,452	$75,310
Adjustments to reconcile net increase in net assets from operations to net cash (used in) provided by operating activities:
Net realized loss on investments and cash equivalents	4,820	30,828	45,480
Net realized (gain) loss on foreign currencies and derivatives	54	6,012	(1,055)
Net change in unrealized (gain) loss on investments and cash equivalents	45,411	(15,655)	(34,189)
Net change in unrealized (gain) loss on foreign currencies and derivatives	(9)	(2,930)	(611)
(Increase) decrease in operating assets:
Purchase of investments	(480,704)	(699,808)	(333,867)
Proceeds from disposition of investments	139,044	749,074	587,386
Capitalization of payment-in-kind interest	(469)	(3,303)	(11,863)
Collections of payment-in-kind interest	—	3,443	55,842
Receivable for investments sold	1,764	1,732	(14,870)
Interest receivable	(1,859)	1,074	9,452
Dividends receivable	(229)	347	(8,533)
Prepaid expenses and other assets	174	(382)	(199)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(217,492)	37,588	433,131
Management fee payable	414	329	(832)
Performance-based incentive fees payable	(2,790)	(435)	(1,417)
Administrative services expense payable	(103)	342	1,027
Interest payable	161	5	(907)
Other liabilities and accrued expenses	(254)	(156)	(356)

Net Cash Provided by (Used in) Operating Activities	(497,987)	156,557	798,929

Cash Flows from Financing Activities:
Cash distributions paid	(67,944)	(69,155)	(92,753)
Common stock offering costs	—	—	(61)
Deferred financing costs	267	37	928
Net proceeds from common stock sold	—	—	146,857
Repurchase of common stock	(6)	(39,078)	(17,508)
Proceeds from borrowings	418,800	—	513,592
Repayments of borrowings	(210,900)	—	(778,044)

Net Cash Provided by (Used in) Financing Activities	140,217	(108,196)	(226,989)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(357,770)	48,361	571,940
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	635,340	586,979	15,039

CASH AND CASH EQUIVALENTS AT END OF YEAR	$277,570	$635,340	$586,979

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,437	$14,443	$20,958
Cash paid for income taxes	$—	$—	$699

Non-cash financing activities consist of the reinvestment of dividends of $0, $0 and $2,214 for the fiscal years ended December 31, 2015, 2014 and 2013, respectively. Additionally, during the fiscal year ended December 31, 2015, $29,884 of investments were transferred from the Company to Senior Secured Unitranche Loan Program LLC (see note 15).

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(in thousands)

Description	Industry	Spread Above Index(11)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount		Cost	Fair Value
Bank Debt/Senior Secured Loans—94.8%
AccentCare, Inc	Health Care Providers & Services	L+575	1.00%	6.75%	9/3/2015	9/3/2021		$5,000	$4,952	$4,925
AccentCare, Inc	Health Care Providers & Services	L+950	1.00%	10.50%	9/3/2015	9/3/2022		17,500	17,203	16,975
Achaogen, Inc	Pharmaceuticals	L+699	1.00%	7.99%	8/5/2015	8/5/2019		15,000	14,964	14,700
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+850	1.00%	9.50%	2/20/2014	8/24/2021		29,000	28,688	26,100
AgaMatrix, Inc	Health Care Equipment & Supplies	L+835	—	8.59%	2/6/2015	2/1/2019		6,667	6,611	6,544
Amerilife Group, LLC	Insurance	L+875	1.00%	9.75%	7/9/2015	1/10/2023		15,000	14,713	14,550
Argo Turboserve Corporation & Argo Tech, LLC	Air Freight & Logistics	L+825	—	8.66%	5/2/2014	5/2/2018		13,932	13,932	13,444
Asurion, LLC	Insurance	L+750	1.00%	8.50%	2/27/2014	3/3/2021		13,200	12,823	11,359
AviatorCap SII, LLC I (3)	Aerospace & Defense	—	—	12.00%	5/31/2011	1/31/2019		914	914	914
AviatorCap SII, LLC II (3)	Aerospace & Defense	—	—	11.00%	8/23/2011	1/31/2019		350	350	350
Bishop Lifting Products, Inc.(8)	Trading Companies & Distributors	L+800	1.00%	9.00%	3/24/2014	3/27/2022		25,000	24,798	20,250
Breathe Technologies, Inc	Health Care Technology	L+830	—	8.53%	11/5/2015	11/5/2019		15,000	14,863	14,550
CAMP International Holding Company	Aerospace & Defense	L+725	1.00%	8.25%	12/2/2013	11/30/2019		5,000	5,000	4,871
CardioDx, Inc	Health Care Equipment & Supplies	P+670	—	10.20%	6/18/2015	4/1/2019		7,500	7,413	7,050
Cardiva Medical, Inc	Health Care Equipment & Supplies	L+870	—	8.93%	8/19/2015	8/19/2019		8,500	8,533	8,373
Concentra, Inc	Health Care Facilities	L+800	1.00%	9.00%	5/8/2015	6/1/2023		18,500	18,324	18,130
Datapipe, Inc	IT Services	L+750	1.00%	8.50%	8/14/2014	9/15/2019		27,000	26,513	26,190
Direct Buy Inc.(4)**	Multiline Retail	—	—	12.00% PIK	11/5/2012	10/31/2019		9,867	8,511	1,233
DISA Holdings Acquisition Subsidiary Corp	Professional Services	L+850	1.00%	9.50%	12/9/2014	6/9/2021		51,476	50,799	48,902
Easyfinancial Services, Inc.(5)(6)	Consumer Finance	BA+699	1.00%	7.99%	9/27/2012	10/4/2019	C$	10,000	9,261	7,080
Emerging Markets Communications, LLC	Wireless Telecommunication Services	L+962.5	1.00%	10.63%	6/29/2015	7/1/2022		$27,000	26,614	27,000
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675	1.00%	9.25%	12/7/2015	12/14/2021		15,000	14,776	14,775
Filtration Group Corp	Industrial Conglomerates	L+725	1.00%	8.25%	11/15/2013	11/21/2021		1,571	1,559	1,533
Genoa, A QoL Healthcare Company, LLC	Health Care Providers & Services	L+775	1.00%	8.75%	4/21/2015	4/30/2023		14,000	13,868	13,580
Global Tel*Link Corporation	Communications Equipment	L+375	1.25%	5.00%	11/6/2015	5/23/2020		6,716	5,240	4,940
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%	5/21/2013	11/23/2020		18,500	18,217	13,042
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800	1.00%	9.00%	3/25/2014	3/26/2021		9,826	9,781	9,532
Hyland Software, Inc	Software	L+725	1.00%	8.25%	6/12/2015	6/30/2023		5,000	4,976	4,750
IHS Intermediate, Inc	Health Care Providers & Services	L+825	1.00%	9.25%	6/19/2015	7/20/2022		25,000	24,523	24,250
Inmar Acquisition Sub, Inc	Professional Services	L+700	1.00%	8.00%	1/27/2014	1/27/2022		10,000	9,919	9,700
K2 Pure Solutions NoCal, L.P	Chemicals	L+1000	1.00%	11.00%	8/19/2013	8/19/2019		11,069	10,919	10,515
Kore Wireless Group, Inc	Wireless Telecommunication Services	L+825	1.00%	9.25%	9/12/2014	3/12/2021		55,500	54,557	53,835
Landslide Holdings, Inc	Software	L+725	1.00%	8.25%	2/25/2014	2/25/2021		16,300	16,279	15,322
LegalZoom.com, Inc	Internet Software & Services	L+700	1.00%	8.00%	5/13/2015	5/13/2020		49,625	48,625	48,384
PhyMed Management LLC	Health Care Providers & Services	L+875	1.00%	9.75%	12/18/2015	5/18/2021		32,321	31,035	31,028
Pronutria Biosciences, Inc.	Pharmaceuticals	L+880	—	9.03%	8/7/2015	8/31/2019		20,000	19,922	19,650
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/2015	11/25/2021		1,100	1,089	1,089
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+842	1.00%	9.42%	11/25/2015	11/25/2021		8,900	8,724	8,722
Rapid Micro Biosystems, Inc.	Life Sciences Tools & Services	L+880	—	9.04%	6/30/2015	6/30/2019		16,000	16,019	15,520
Rug Doctor LLC (3)	Diversified Consumer Services	L+975	1.50%	11.25%	12/23/2013	12/31/2018		9,111	8,836	8,838
Salient Partners, L.P	Asset Management	L+650	1.00%	7.50%	6/10/2015	6/9/2021		15,760	15,467	15,208
SOINT, LLC (3)	Aerospace & Defense	—	—	15.00%	6/8/2012	11/30/2018		5,705	5,685	5,705
Southern Auto Finance Company(6)	Consumer Finance	—	—	11.00%	10/19/2011	12/4/2018		25,000	24,735	24,375
T2 Biosystems, Inc.(6)	Health Care Equipment & Supplies	L+705	—	7.28%	7/11/2014	7/1/2019		25,000	25,088	24,875
The Robbins Company TLA	Construction & Engineering	L+1150	—	11.92%	5/31/2013	5/31/2017		10,352	11,961	10,779

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2015

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(11)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
The Robbins Company TLB	Construction & Engineering	L+1150	—	11.92%	5/31/2013	4/15/2016	2,432	2,421	2,481
TierPoint, LLC	IT Services	L+875	1.00%	9.75%	12/2/2014	12/2/2022	34,000	33,599	33,320
TMK Hawk Parent, Corp. (TriMark)	Trading Companies and Distributors	L+750	1.00%	8.50%	9/26/2014	10/1/2022	20,000	19,823	19,600
TouchTunes Interactive Networks, Inc	Media	L+825	1.00%	9.25%	5/28/2015	5/27/2022	14,000	13,802	13,370
Trevi Therapeutics, Inc	Pharmaceuticals	L+775	—	7.99%	12/29/2014	6/29/2018	7,500	7,516	7,388
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+925	1.00%	10.25%	9/24/2014	9/24/2020	30,000	29,751	29,400
Varilease Finance, Inc	Multi-Sector Holdings	L+825	1.00%	9.25%	8/22/2014	8/24/2020	48,000	47,275	47,040

Total Bank Debt/Senior Secured Loans								$871,766	$836,036

Subordinated Debt/Corporate Notes—7.6%
Alegeus Technologies Holdings Corp	Health Care Technology			12.00%	6/24/2012	2/15/2019	28,200	$27,835	$27,354
WireCo Worldgroup Inc.	Building Products			9.00%	6/28/2012	5/15/2017	48,000	47,837	39,960

Total Subordinated Debt/Corporate Notes								$75,672	$67,314

							Shares/ Units
Preferred Equity—2.0%
SOAGG LLC (3)(6)(7)	Aerospace & Defense			8.00%	12/14/2010	6/30/2018	8,212	$8,212	$8,632
SOINT, LLC (3)(6)(7)	Aerospace & Defense			15.00%	6/8/2012	11/30/2018	86,667	8,667	9,316

Total Preferred Equity								$16,879	$17,948

Description	Industry				Acquisition Date	Maturity Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—44.3%
AgaMatrix Inc. Warrants*	Health Care Equipment & Supplies				2/6/2015		83,543	$100	$101
Ark Real Estate Partners LP (2)(3)*	Diversified Real Estate Activities				3/12/2007		—	526	364
Ark Real Estate Partners II LP (2)(3)*	Diversified Real Estate Activities				10/23/2012		—	12	9
B Riley Financial Inc. (Great American)	Research & Consulting Services				3/16/2007		38,015	2,684	377
CardioDx, Inc. Warrants*	Health Care Equipment & Supplies				6/18/2015		39,863	129	—
Crystal Financial LLC (3)(6)(9)	Diversified Financial Services				12/28/2012		275,000	275,000	290,000
Direct Buy Inc.(4)*	Multiline Retail				11/5/2012		76,999	—	—
RD Holdco Inc. (Rug Doctor)(3)*	Diversified Consumer Services				12/23/2013		231,177	15,683	14,335
RD Holdco Inc. (Rug Doctor) Class B (3)*	Diversified Consumer Services				12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)*	Diversified Consumer Services				12/23/2013		30,370	381	214
Senior Secured Unitranche Loan Program LLC (3)(6)	Asset Management				11/25/2015		—	80,660	80,677

Total Common Equity/Equity Interests/Warrants								$380,391	$391,293

Total Investments (10) — 148.7%								$1,344,708	$1,312,591

							Par Amount
Cash Equivalents —31.2%
U.S. Treasury Bill	Government				12/28/2015	1/21/2016	$275,000	$274,983	$274,983

Total Investments & Cash Equivalents —179.9%								$1,619,691	$1,587,574
Liabilities in Excess of Other Assets — (79.9%)									(704,876)

Net Assets — 100.0%									$882,698

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2015

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.
(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2015 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2014	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend /Other Income	Fair Value at December 31, 2015
ARK Real Estate Partners LP	$885	$—	$—	$(347)	$—	$364
ARK Real Estate Partners II LP	21	—	—	2	—	9
AviatorCap SII, LLC I	1,421	—	507	—	142	914
AviatorCap SII, LLC II	1,358	—	1,008	—	81	350
Crystal Financial LLC	297,500	—	—	—	31,600	290,000
National Specialty Alloys LLC	—	—	—	198	—	—
RD Holdco Inc. (Rug Doctor, common equity)	16,263	—	—	—	—	14,335
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	290	—	—	—	—	214
Rug Doctor LLC	9,020	—	—	—	1,226	8,838
Senior Secured Unitranche Loan Program LLC	—	80,660	—	—	229	80,677
SOAGG LLC	13,564	469	5,161	—	823	8,632
SOINT, LLC	8,733	—	3,029	—	1,173	5,705
SOINT, LLC (preferred equity)	9,533	—	—	—	1,299	9,316

	$363,804	$81,129	$9,705	$(147)	$36,573	$424,570

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2015 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2014	Gross Additions	Gross Reductions	Realized Gain (Loss)		Interest/ Dividend Income	Fair Value at December 31, 2015
Direct Buy Inc. (common equity)	$—	$—	$—	$—		$—	$—
Direct Buy Inc. (senior secured loan)	4,646	1,100	—	—		—	1,233
DSW Group Holdings LLC	—	—	—	(1,163	)†	—	—

	$4,646	$1,100	$—	$(1,163)		$—	$1,233

(5)	The following entity is domiciled outside the United States and the investments are denominated in Canadian Dollars: Easyfinancial Services, Inc. in Canada.
(6)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2015, on a fair value basis, non-qualifying assets in the portfolio represented 27.2% of the total assets of the Company.
(7)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(8)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(9)	Investment represents the operating company after consolidation of the holding company Crystal Capital Financial Holdings LLC.
(10)	Aggregate net unrealized depreciation for U.S. federal income tax purposes is $42,562; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $16,563 and $59,125, respectively, based on a tax cost of $1,355,153.
(11)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
*	Non-income producing security.
**	Investment is on non-accrual status.
†	Represents estimated change in receivable balance.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2015

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2015
Diversified Financial Services	22.1%
Health Care Providers & Services	11.9%
Asset Management	7.3%
Wireless Telecommunications Services	6.2%
IT Services	4.5%
Professional Services	4.5%
Internet Software & Services	3.7%
Multi-Sector Holdings	3.6%
Health Care Equipment & Supplies	3.6%
Health Care Technology	3.2%
Pharmaceuticals	3.2%
Building Products	3.0%
Trading Companies & Distributors	3.0%
Consumer Finance	2.4%
Aerospace & Defense	2.3%
Diversified Consumer Services	2.2%
Insurance	2.0%
Chemicals	1.9%
Software	1.5%
Health Care Facilities	1.4%
Communications Equipment	1.4%
Life Sciences Tools & Services	1.2%
Air Freight & Logistics	1.0%
Media	1.0%
Construction & Engineering	1.0%
Thrifts & Mortgage Finance	0.7%
Industrial Conglomerates	0.1%
Multiline Retail	0.1%
Research & Consulting Services	0.0%
Diversified Real Estate Activities	0.0%

Total Investments	100.0%

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

December 31, 2015

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

Solar Capital Ltd. (“Solar Capital”, the “Company”, “we”, “us” or “our”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 9, 2010, Solar Capital priced its initial public offering, selling 5.68 million shares, including the underwriters’ over-allotment, at a price of $18.50 per share. Concurrent with this offering, the Company’s senior management purchased an additional 600,000 shares through a private placement, also at $18.50 per share.

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

December 31, 2015

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2015, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

(f)	Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2015, $20 was reclassified on our balance sheet between accumulated net realized loss and paid-in capital in excess of par, $2,054 was reclassified on our balance sheet between distributions in excess of net investment income and paid-in capital in excess of par; and $1,351 was reclassified on our balance sheet between distributions in excess of net investment income and accumulated net realized loss. Total earnings and net asset value are not affected.

(g)	Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured credit facility (the “Credit Facility”) and its senior secured notes (the “Senior Secured Notes”) (see note 6 and 8), in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to assist in measuring their fair value.

(k)	The Company records origination and other expenses related to certain debt issuances as prepaid assets. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(m)	The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are typically charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25 or expensed per the AICPA Audit & Accounting Guide for Investment Companies.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

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

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis. The update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is planning to apply ASU 2015-02 in fiscal 2016. The Company does not believe that adoption will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is planning to apply ASU 2015-03 in fiscal 2016. The Company does not believe that adoption will have a material impact on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is planning to apply ASU 2015-07 in fiscal 2016. The Company does not believe that adoption will have a material impact on our consolidated financial statements.

Note 3. Agreements

Solar Capital has an Advisory Agreement with the Investment Adviser, under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to, Solar Capital. For providing these services, the Investment Adviser receives a fee from Solar Capital, consisting of two components—a base management fee and an incentive fee. The base management fee is determined by taking the average value of Solar Capital’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. From time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the fiscal years ended December 31, 2015, 2014 and 2013.

For the fiscal years ended December 31, 2015, 2014 and 2013, the Company recognized $24,678, $24,651 and $26,794, respectively, in base management fees and $4,374, $7,411 and $21,234, respectively, in performance-based incentive fees. For the fiscal years ended December 31, 2015, 2014 and 2013, $1,694, $0 and $0, respectively, of such performance-based incentive fees were waived. The voluntary fee waiver was made at the Investment Adviser’s discretion and is not subject to recapture by the Investment Adviser or reimbursement by the Company.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

For the fiscal years ended December 31, 2015, 2014 and 2013, the Company recognized expenses under the Administration Agreement of $5,081, $5,362 and $4,741, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2015, 2014 and 2013.

Note 4. Net Asset Value Per Share

At December 31, 2015, the Company’s total net assets and net asset value per share were $882,698 and $20.79, respectively. This compares to total net assets and net asset value per share at December 31, 2014 of $936,568 and $22.05, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$14,080	$48,452	$75,310
Denominator—weighted average shares:	42,465,158	42,888,232	44,571,118
Earnings per share:	$0.33	$1.13	$1.69

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2015 and 2014:

Fair Value Measurements

As of December 31, 2015

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$35,745	$800,291	$836,036
Subordinated Debt/Corporate Notes	—	—	67,314	67,314
Preferred Equity	—	—	17,948	17,948
Common Equity/Equity Interests/ Warrants	377	—	390,916	391,293

Total Investments	$377	$35,745	$1,276,469	$1,312,591

Liabilities:
Credit Facility and Senior Secured Notes	$—	$—	$332,900	$332,900

Fair Value Measurements

As of December 31, 2014

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$78,115	$521,791	$599,906
Subordinated Debt/Corporate Notes	—	—	76,140	76,140
Preferred Equity	—	—	23,097	23,097
Common Equity/Equity Interests/ Warrants	1,171	—	320,424	321,595

Total Investments	$1,171	$78,115	$941,452	$1,020,738

Liabilities:
Credit Facility and Senior Secured Notes	$—	$—	$125,000	$125,000

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2015 and the year ended December 31, 2014 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2015 and December 31, 2014:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Equity Interests/ Warrants
Fair value, December 31, 2014	$521,791	$76,140	$23,097	$320,424
Total gains or losses included in earnings:
Net realized gain (loss)	(4,823)	—	—	(415)
Net change in unrealized gain (loss)	(18,805)	(9,021)	(457)	(9,401)
Purchase of investment securities	418,759	195	469	80,889
Proceeds from dispositions of investment securities	(116,631)	—	(5,161)	(581)
Transfers in/out of Level 3	—	—	—	—

Fair value, December 31, 2015	$800,291	$67,314	$17,948	$390,916

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(23,917)	$(9,021)	$(457)	$(9,393)

During the year ended December 31, 2015, there were no transfers in and out of Levels 1 and 2.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2015:

Credit Facility and Senior Secured Notes	For the year ended December 31, 2015
Beginning fair value	$125,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	418,800
Repayments	(210,900)
Transfers in/out of Level 3	—

Ending fair value	$332,900

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the Senior Secured Notes, in accordance with ASC 825-10. On December 31, 2015, there were borrowings of $257,900 and $75,000, respectively, on the Credit Facility and the Senior Secured Notes. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility and Senior Secured Notes.

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

December 31, 2015

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2015 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2015		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$ $	799,058 1,233	Yield Analysis Enterprise Value	Market Yield EBITDA Multiple	5.5% – 19.5% (11.0%) 4.5x – 5.0x (4.5x)
Subordinated Debt/Corporate Note	Asset		$67,314	Yield Analysis	Market Yield	13.2% – 26.1% (20.8%)
Preferred Equity	Asset		$17,948	Yield Analysis	Market Yield	8.0% – 11.5% (9.8%)
Common Equity/Equity Interests/Warrants	Asset	$ $ $	20,239 290,000 80,677	Enterprise Value Enterprise Value Net Asset Value	EBITDA Multiple Return on Equity Net Asset Value	5.6x – 6.8x (6.1x) 7.0% – 13.8% (11.0%) $80,677 ($80,677)
Credit Facility	Liability		$257,900	Yield Analysis	Market Yield	L+0.5% – L+4.8% (L+2.3%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	5.6% – 6.1% (5.9%)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2014 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2014		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$ $	519,391 2,400	Yield Analysis Collateral Analysis	Market Yield Collateral Value	7.0% – 25.0% (10.3%) NA
Subordinated Debt/Corporate Note	Asset		$76,140	Yield Analysis	Market Yield	9.5% – 12.5% (10.6%)
Preferred Equity	Asset		$23,097	Yield Analysis	Market Yield	8.0% – 15.0% (11.2%)
Common Equity/Equity Interests/Warrants	Asset	$ $	22,924 297,500	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	6.0x – 7.5x (6.1x) 2.4% – 11.5% (11.5%)
Credit Facility	Liability		$50,000	Yield Analysis	Market Yield	L+0.5% – L+4.8% (L+2.3%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	5.8% – 6.0% (5.9%)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

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

As of December 31, 2015 and December 31, 2014, there were no open forward foreign currency contracts outstanding. The Company also had no derivatives designated as hedging instruments at December 31, 2015 and December 31, 2014.

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

Revolving and Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440,000 of revolving credit and $50,000 in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50,000 of revolving credit, bringing the total revolving credit capacity to $490,000. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. At December 31, 2015, outstanding USD equivalent borrowings under the Credit Facility totaled $257,900.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

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

The average annualized interest cost for all borrowings for the year ended December 31, 2015 and the year ended December 31, 2014 was 5.13% and 5.52%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the Unsecured Notes, and the Senior Secured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the year ended December 31, 2015 and the year ended December 31, 2014 were $434,900 and $225,000, respectively.

Note 9(a). Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2015, 2014 and 2013 were as follows:

	2015		2014		2013
Ordinary income	$67,944	100.0%	$66,383	97.0%	$68,796	76.9%
Capital gains	—	0.0%	—	0.0%	20,652	23.1%
Return of capital	—	0.0%	2,060	3.0%	—	0.0%

Total distributions	$67,944	100.0%	$68,443	100.0%	$89,448	100.0%

As of December 31, 2015, 2014 and 2013 the components of accumulated gain and losses on a tax basis were as follows (1):

	2015	2014	2013
Undistributed ordinary income	$1,141	$—	$4,895
Undistributed long-term net capital gains	—	—	—

Total undistributed net earnings	1,141	—	4,895
Post-October capital losses	—	—	—
Capital loss carryforward	(31,242)	(60,463)	(33,387)
Other book/tax temporary differences	838	(1,184)	—
Net unrealized appreciation (depreciation)	(42,563)	1,266	(1,117)

Total taxable income (loss)	$(71,826)	$(60,381)	$(29,609)

(1)	Tax information for the fiscal years ended December 31, 2015, 2014 and 2013 are/were estimates and are not final until the Company files its tax returns, typically in September each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2012 remain subject to examination by the Internal Revenue Service and the state department of revenue.

Note 9(b). Other Tax Information (unaudited)

For the fiscal year ended December 31, 2015, none of the distributions paid during the year were eligible for qualified dividend income treatment or the dividends received deduction for corporate stockholders. For the fiscal year ended December 31, 2014, none of the distributions paid during the year were eligible for qualified dividend income treatment or the dividends received deduction for corporate stockholders. For the fiscal year ended December 31, 2013, 0.04% of the distributions paid during the year were eligible for qualified dividend income treatment as well as the dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2015, 2014, and 2013, 94.05%, 88.49% and 92.06%, respectively, of each of the distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2015, 2014 and 2013, none of the distributions represent short-term capital gains dividends.

Note 10. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the respective periods:

	Year ended December 31, 2015	Year ended December 31, 2014		Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Per Share Data: (a)
Net asset value, beginning of year	$22.05	$22.50		$22.70	$22.02	$22.73

Net investment income	1.52	1.56		1.91	2.20	2.25
Net realized and unrealized gain (loss)	(1.18)	(0.43)		(0.22)	0.91	(0.57)

Net increase in net assets resulting from operations	0.34	1.13		1.69	3.11	1.68
Distributions to stockholders (see note 9a):
From net investment income	(1.60)	(1.55)		(1.55)	(2.27)	(2.02)
From net realized gains	—	—		(0.46)	(0.16)	(0.38)
From other sources	—	(0.05	)(c)	—	—	—
Anti-dilution (dilution)	—	0.02		0.12	—	0.01
Offering costs	—	—		—	—	—

Net asset value, end of period	$20.79	$22.05		$22.50	$22.70	$22.02

Per share market value, end of period	$16.43	$18.01		$22.55	$23.91	$22.09
Total Return(b)	(0.29)%	(13.58)%		2.82%	20.03%	(1.07)%
Net assets, end of period	$882,698	$936,568		$995,637	$878,273	$805,941
Shares outstanding, end of period	42,464,762	42,465,162		44,244,195	38,694,060	36,608,038
Ratios to average net assets:
Net investment income	6.94%	6.93%		8.43%	9.79%	9.97%

Operating expenses	3.84%*	4.24%		5.82%	6.25%	5.82%
Interest and other credit facility expenses	1.68%	1.50%		1.99%	2.28%	1.12%

Total expenses	5.52%*	5.74%		7.81%	8.53%	6.94%

Average debt outstanding	$262,341	$225,000		$318,186	$237,859	$152,047
Portfolio turnover ratio	13.0%	53.7%		25.6%	54.7%	34.5%

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.
(c)	Represents tax return of capital.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of a voluntary incentive fee waiver (see note 3). For the year ended December 31, 2015, the ratios of operating expenses to average net assets and total expenses to average net assets would be 4.02% and 5.70%, respectively, without the voluntary incentive fee waiver.
***	Ratios shown without the non-recurring costs associated with the amendments and establishment of the Credit Facility would be 1.68%, 1.50%, 1.74%, 1.41% and 1.12%, respectively for the periods shown.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facilities
Fiscal 2015	$207,900	$1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2015	$100,000	$702	—	$982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2015	$75,000	$527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2015	$50,000	$351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2015	$432,900	$3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of December 31, 2015, asset coverage was 303.9%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2015, 2014, 2013 and 2012 periods was $98,196, $94,301, $93,392, and $92,302, respectively.

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

As of December 31, 2015 Crystal Financial LLC had 28 funded commitments to 26 different issuers with a total par value of approximately $465,128 on total assets of $518,288. As of December 31, 2014, Crystal Financial LLC had 29 funded commitments to 27 different issuers with a total par value of approximately $477,945 on total assets of $542,252. As of December 31, 2015 and December 31, 2014, all loans were floating rate with the largest loan outstanding totaling $34,250 and $33,000, respectively. For the same periods, the average exposure per issuer was $17,890 and $17,702, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $232,922 and $259,698 of borrowings outstanding at December 31, 2015 and December 31, 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, Crystal Financial LLC had net income of $27,362, $27,197 and $28,054, respectively, on gross income of $62,542, $56,127 and $54,047, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 12. Stock Repurchase Program

On July 31, 2013, the Board authorized a program for the purpose of repurchasing up to $100,000 of the Company’s common stock. Under the repurchase program, the Company could have, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

complied with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 and 10b-5 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Board extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100,000 of the Company’s outstanding shares of common stock had been repurchased. On July 31, 2014, the Company’s stock repurchase program expired. During the fiscal year ended December 31, 2014, the Company repurchased 1,779,033 shares at an average price of approximately $21.97 per share, inclusive of commissions. The total dollar amount of shares repurchased in that period was $39,078. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions, for a total dollar amount of $17,508.

On October 7, 2015, the Board authorized a new share repurchase program to purchase common stock in the open market in an amount up to $30,000. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Unless amended or extended by the Board, the Company expects the repurchase program to be in place until the earlier of October 7, 2016 or until $30,000 of the Company’s outstanding shares of common stock have been repurchased. During the year ended December 31, 2015, the Company repurchased 400 shares at an average price of $15.98 per share, inclusive of commissions, for a total dollar amount of $6.

Note 13. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2015	$31,507	0.74	$16,987	0.40	$(31,167)	(0.73)	$(14,180)	(0.33)
September 30, 2015	30,445	0.72	16,989	0.40	(16,903)	(0.40)	86	0.00
June 30, 2015	27,978	0.66	15,991	0.38	1,285	0.03	17,276	0.41
March 31, 2015	25,630	0.60	14,390	0.34	(3,491)	(0.08)	10,899	0.26

December 31, 2014	$32,945	0.78	$16,792	0.40	$(11,942)	(0.28)	$4,850	0.11
September 30, 2014	28,358	0.67	16,360	0.39	(3,592)	(0.08)	12,768	0.30
June 30, 2014	28,004	0.66	16,132	0.38	952	0.02	17,084	0.40
March 31, 2014	32,630	0.74	17,424	0.40	(3,674)	(0.08)	13,750	0.31

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

Note 14. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of December 31, 2015 and December 31, 2014 is $65,833 and $103,693, respectively, comprised of the following:

	December 31, 2015	December 31, 2014
Crystal Financial LLC	$50,000	$50,000
Varilease Finance, Inc	—	20,000
Achaogen, Inc	10,000	—
T2 Biosystems, Inc.	—	8,333
AgaMatrix, Inc.	3,333	—
Trevi Therapeutics, Inc.	—	5,000
CardioDx, Inc.	2,500	—
Syndax Pharmaceuticals, Inc.	—	6,000
Pronutria, Inc.	—	3,000
Southern Auto Finance Company	—	2,500
Body Central Stores, Inc.	—	8,860

Total Commitments*	$65,833	$103,693

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

As of December 31, 2015 and December 31, 2014, the Company had sufficient cash available and/or liquid securities available to fund these commitments.

Note 15. Senior Secured Unitranche Loan Program LLC

On September 2, 2014, the Company entered into a limited liability company agreement with an affiliate (the “Investor”) of a fund managed by Pacific Investment Management Company LLC (“PIMCO”) to co-invest in middle market senior secured unitranche loans sourced by the same origination platform used by the Company. Initial funding commitments to the unitranche strategy total $600,000, consisting of direct equity investments and co-investment commitments as described below. The joint venture vehicle known as the Senior Secured Unitranche Loan Program LLC (“SSLP”) is structured as an unconsolidated Delaware limited liability company. The Company and the Investor initially made equity commitments to the SSLP of $300,000 and $43,250, respectively. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and PIMCO (with approval from a representative of each required).

On October 15, 2015, the Company entered into an amended and restated limited liability company agreement for its SSLP to add Voya Investment Management LLC (“Voya”), part of Voya Financial, Inc. (NYSE: VOYA), as a partner in SSLP in place of the investor that was previously the Company’s partner in SSLP, though this investor may still co-invest up to $300,000 of equity in unitranche loans alongside SSLP. This joint venture is expected to invest primarily in senior secured unitranche loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs, consistent with the Company’s core origination and underwriting mandate. In addition to the Company’s prior equity commitment of $300,000 to SSLP, Voya has made an initial equity commitment of $25,000 to SSLP, with the ability to upsize.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

On November 2, 2015, the Company assigned $125,000 of its $300,000 commitment to SSLP to Senior Secured Unitranche Loan Program II LLC (“SSLP II”), a newly formed Delaware limited liability company. SSLP II is currently wholly owned by Solar Capital Ltd. but may bring in unaffiliated investors at a later date.

On November 25, 2015, SSLP commenced operations. As of December 31, 2015 and December 31, 2014, the Company and Voya contributed combined equity capital in the amount of $92,183 and $0, respectively. Of the $92,183 of contributed equity capital, the Company contributed $29,884 in the form of investments and $50,776 in the form of cash and Voya contributed $11,523 in the form of cash. As of December 31, 2015, the Company and Voya’s remaining commitments to SSLP totaled $94,340 and $13,477, respectively.

As of December 31, 2015 and December 31, 2014, SSLP had total assets of $92,528 and $0, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 4 and 0 different borrowers, respectively. For the period from November 25, 2015 through December 31, 2015, SSLP invested $91,833 across 4 portfolio companies. Investments prepaid totaled $75 during the same period. At December 31, 2015, the weighted average yield of SSLP’s portfolio was 8.5%, measured at fair value and 8.5%, measured at cost.

SSLP Portfolio as of December 31, 2015

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
Falmouth Group Holdings Corp. (AMPAC)(3)	Chemicals	9.25%	12/14/21	$35,000	$34,478	$34,475
PSKW, LLC & PDR, LLC(3)	Health Care Providers & Services	5.25%	11/25/21	2,750	2,723	2,723
PSKW, LLC & PDR, LLC(3)	Health Care Providers & Services	9.42%	11/25/21	22,250	21,810	21,805
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	6.00%	12/31/19	19,757	19,561	19,559
VetCor Professional Practices LLC	Health Care Facilities	7.00%	4/20/21	13,197	13,197	13,197

					$91,769	$91,759

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its consolidated balance sheet.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

Below is certain summarized financial information for SSLP as of December 31, 2015 and for the period from November 25, 2015 (commencement of operations) through December 31, 2015:

As of December 31, 2015
Selected Balance Sheet Information:
Investments, at fair value (cost $91,769)	$91,759
Cash and other assets	769

Total assets	$92,528

Distributions payable	$253
Accrued expenses and other payables	72

Total liabilities	$325

Members’ equity	$92,203

Total liabilities and members’ equity	$92,528

For the Period November 25, 2015 (commencement of operations) through December 31, 2015
Selected Statement of Operations Information:
Interest Income	$462

Service fees	$4
Other general and administrative expenses	175

Total expenses	179

Net investment income	$283

Net change in unrealized gain (loss) on investments	(10)

Net income	$273

Note 16. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On February 24, 2016, our Board declared a quarterly dividend of $0.40 per share payable on April 1, 2016 to holders of record as of March 24, 2016.

The Company repurchased an additional 214,625 shares for $3,382 between January 1, 2016 and February 22, 2016. $26,612 remains available for future program purchases.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears in Item 8 of this Form 10-K, is incorporated by reference herein.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	First Supplemental Indenture, dated November 16, 2012, relating to the 6.75% Senior Notes due 2042, between the Registrant and U.S. Bank National Association as trustee(3)

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(2)

10.3	Amendment No. 1 to the Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(6)

10.4	Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(4)

10.5	Form of Custodian Agreement(8)

10.6	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(7)

10.7	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

Exhibit Number	Description

10.8	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(4)

10.9	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(1)

10.10	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited(4)

10.11	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.12	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.13	Form of Registration Rights Agreement(5)

10.14	Form of Subscription Agreement(5)

10.15	Form of Amended and Restated Limited Liability Company Agreement, dated as of October 15, 2015, between Solar Capital Ltd., Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(9)

11.1	Computation of Per Share Earnings*

14.1	Code of Ethics(1)

14.2	Code of Business Conduct(8)

21.1	Subsidiaries of Solar Capital Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Crystal Financial LLC (A Delaware Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2015 and December 31, 2014*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.

(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.

(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.

(4)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.

(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.

(6)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.

(7)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.

(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.

(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 3, 2015.

*	Filed herewith.

c. Consolidated Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated:

Consolidated Financial Statements for Crystal Financial LLC’s (A Delaware Limited Liability Company) years ended December 31, 2015 and December 31, 2014 are attached as Exhibit 99.1 hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer, President, Chairman of the Board and Director

Date: February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 24, 2016	/s/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 24, 2016	/s/ STEVEN HOCHBERG Steven Hochberg	Director

February 24, 2016	/s/ DAVID S. WACHTER David S. Wachter	Director

February 24, 2016	/s/ LEONARD A. POTTER Leonard A. Potter	Director

February 24, 2016	/s/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

February 24, 2016	/s/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary