Form 10-Q
period 2016-03-31
Solar Capital Ltd.
filed 2016-05-03
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2016

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 2, 2016 was 42,248,525.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	March 31, 2016 (unaudited)	December 31, 2015
Assets
Investments at fair value:
Companies less than 5% owned (cost: $939,996 and $926,055, respectively)	$905,703	$886,788
Companies 5% to 25% owned (cost: $8,511 and $8,511, respectively)	508	1,233
Companies more than 25% owned (cost: $410,201 and $410,142, respectively)	431,641	424,570

Total investments (cost: $1,358,708 and $1,344,708, respectively)	1,337,852	1,312,591
Cash	716	2,587
Cash equivalents (cost: $269,971 and $274,983, respectively)	269,971	274,983
Receivable for investments sold	10,841	11,374
Dividends receivable	9,758	8,487
Interest receivable	8,168	6,408
Prepaid expenses and other assets	1,329	874

Total assets	$1,638,635	$1,617,304

Liabilities
Revolving credit facilities (see note 6 and 8)	$222,400	$207,900
Unsecured senior notes ($100,000 and $100,000 face amounts, respectively, reported net of unamortized debt issuance costs of $2,968 and $2,996, respectively. See note 8)	97,032	97,004
Senior secured notes (see note 6 and 8)	75,000	75,000
Term loan (see note 6 and 8)	50,000	50,000
Distributions payable	16,900	16,986
Payable for investments and cash equivalents purchased	272,449	274,983
Management fee payable (see note 3)	6,748	6,523
Performance-based incentive fee payable (see note 3)	3,235	1,408
Administrative services expense payable (see note 3)	234	2,324
Interest payable (see note 8)	3,093	1,665
Other liabilities and accrued expenses	977	813

Total liabilities	$748,068	$734,606

Commitments and contingencies (see note 12 and 13)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,248,525 and 42,464,762 shares issued and outstanding, respectively	$422	$425
Paid-in capital in excess of par	990,586	993,991
Distributions in excess of net investment income	(15,577)	(15,592)
Accumulated net realized loss	(64,008)	(64,009)
Net unrealized depreciation	(20,856)	(32,117)

Total net assets	$890,567	$882,698

Net Asset Value Per Share	$21.08	$20.79

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2016	March 31, 2015
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$23,597	$16,323
Companies more than 25% owned	531	700
Dividends:
Companies more than 25% owned	9,886	8,477
Other income:
Companies less than 5% owned	—	125
Companies more than 25% owned	19	5

Total investment income	34,033	25,630

EXPENSES:
Management fees (see note 3)	6,748	5,865
Performance-based incentive fees (see note 3)	4,030	—
Interest and other credit facility expenses (see note 8)	5,021	3,601
Administrative services expense (see note 3)	1,319	1,039
Other general and administrative expenses	795	735

Total expenses	17,913	11,240
Performance-based incentive fees waived (see note 3)	(795)	—

Net expenses	17,118	11,240

Net investment income	$16,915	$14,390

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$—	$(4,779)
Companies 5% to 25% owned	—	(1,050)

Net realized gain (loss) on investments and cash equivalents	—	(5,829)
Net realized gain (loss) on foreign currencies	1	(3)

Net realized gain (loss)	1	(5,832)

Net change in unrealized gain (loss) on investments and cash equivalents	11,260	2,368
Net change in unrealized gain (loss) on foreign currencies	1	(27)

Net change in unrealized gain (loss)	11,261	2,341

Net realized and unrealized gain (loss) on investments, cash equivalents and foreign currencies	11,262	(3,491)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$28,177	$10,899

EARNINGS PER SHARE (see note 5)	$0.67	$0.26

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Three months ended March 31, 2016 (unaudited)	Year ended December 31, 2015
Increase in net assets resulting from operations:
Net investment income	$16,915	$64,356
Net realized gain (loss)	1	(4,874)
Net change in unrealized gain (loss)	11,261	(45,402)

Net increase in net assets resulting from operations	28,177	14,080

Distributions to stockholders:
From net investment income	(16,900)	(67,944)

Capital transactions:
Repurchases of common stock	(3,408)	(6)

Net decrease in net assets resulting from capital transactions	(3,408)	(6)

Total increase (decrease) in net assets	7,869	(53,870)
Net assets at beginning of period	882,698	936,568

Net assets at end of period (1)	$890,567	$882,698

Capital stock activity:
Common stock repurchased	(216,237)	(400)

Net decrease from capital stock activity	(216,237)	(400)

(1)	Includes overdistributed net investment income of ($15,577) and ($15,592), respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$28,177	$10,899
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gain) loss on investments and cash equivalents	—	5,829
Net realized (gain) loss on foreign currencies	(1)	3
Net change in unrealized (gain) loss on investments and cash equivalents	(11,260)	(2,368)
Net change in unrealized (gain) loss on foreign currencies	(1)	(27)
(Increase) decrease in operating assets:
Purchase of investments	(43,861)	(33,326)
Proceeds from disposition of investments	29,862	7,714
Capitalization of payment-in-kind interest	—	(134)
Receivable for investments sold	533	(1,255)
Interest receivable	(1,760)	(2,719)
Dividends receivable	(1,271)	4
Prepaid expenses and other assets	(455)	(446)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(2,534)	(2,430)
Management fee payable	225	(244)
Performance-based incentive fee payable	1,827	(4,198)
Administrative services expense payable	(2,090)	(2,149)
Interest payable	1,428	1,086
Other liabilities and accrued expenses	164	94

Net Cash Used in Operating Activities	(1,017)	(23,667)

Cash Flows from Financing Activities:
Cash distributions paid	(16,986)	(16,986)
Deferred financing costs	28	9
Repurchase of common stock	(3,408)	—
Proceeds from borrowings	114,000	—
Repayment of borrowings	(99,500)	—

Net Cash Used in Financing Activities	(5,866)	(16,977)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,883)	(40,644)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	277,570	635,340

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$270,687	$594,696

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,593	$2,515

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2016

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(11)	LIBOR Floor	Interest Rate(1)		Acquisition Date	Maturity Date		Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 95.2%
AccentCare, Inc	Health Care Providers & Services	L+575	1.00%	6.75%		9/3/2015	9/3/2021		$4,969	$4,923	$4,919
AccentCare, Inc	Health Care Providers & Services	L+950	1.00%	10.50%		9/3/2015	9/3/2022		17,500	17,211	17,063
Achaogen, Inc	Pharmaceuticals	L+699	1.00%	7.99%		8/5/2015	8/5/2019		15,000	15,036	14,437
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+850	1.00%	9.50%		2/20/2014	8/24/2021		29,000	28,698	24,650
AgaMatrix, Inc	Health Care Equipment & Supplies	L+835	—	8.79%		2/6/2015	2/1/2019		10,000	9,918	9,850
Amerilife Group, LLC	Insurance	L+875	1.00%	9.75%		7/9/2015	1/10/2023		15,000	14,720	14,700
Argo Turboserve Corporation & Argo Tech, LLC	Air Freight & Logistics	L+825	—	10.25%		5/2/2014	5/2/2018		13,531	13,531	13,260
Asurion, LLC	Insurance	L+750	1.00%	8.50%		2/27/2014	3/3/2021		13,200	12,837	12,441
AviatorCap SII, LLC I (3)	Aerospace & Defense	—	—	12.00%		5/31/2011	1/31/2019		813	813	813
AviatorCap SII, LLC II (3)	Aerospace & Defense	—	—	11.00%		8/23/2011	1/31/2019		239	239	239
Bishop Lifting Products, Inc. (8)	Trading Companies & Distributors	L+800	1.00%	9.00%		3/24/2014	3/27/2022		25,000	24,805	17,000
Breathe Technologies, Inc	Health Care Technology	L+830	—	8.74%		11/5/2015	11/5/2019		15,000	14,918	14,550
CAMP International Holding Company	Aerospace & Defense	L+725	1.00%	8.25%		12/2/2013	11/30/2019		5,000	5,000	4,569
CardioDx, Inc	Health Care Equipment & Supplies	P+670	—	10.20%		6/18/2015	4/1/2019		7,500	7,483	7,050
Cardiva Medical, Inc	Health Care Equipment & Supplies	L+870	—	9.14%		8/19/2015	8/19/2019		8,500	8,555	8,160
Clinical Ink, Inc	Health Care Technology	L+850	0.70%	9.20%		3/8/2016	3/8/2020		6,500	6,438	6,435
Concentra, Inc	Health Care Facilities	L+800	1.00%	9.00%		5/8/2015	6/1/2023		18,500	18,328	18,222
Datapipe, Inc	IT Services	L+750	1.00%	8.50%		8/14/2014	9/15/2019		27,000	26,541	26,460
Direct Buy Inc. (4)**	Multiline Retail	—	—	12.00% PI	K	11/5/2012	10/31/2019		10,163	8,511	508
DISA Holdings Acquisition Subsidiary Corp	Professional Services	L+850	1.00%	9.50%		12/9/2014	6/9/2021		51,476	50,823	48,902
Easyfinancial Services, Inc. (5)(6)	Consumer Finance	BA+699	1.00%	7.99%		9/27/2012	10/4/2019	C$	10,000	9,261	7,623
Emerging Markets Communications, LLC	Wireless Telecommunication Services	L+962.5	1.00%	10.63%		6/29/2015	7/1/2022		$27,000	26,625	27,000
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675	1.00%	7.75%		12/7/2015	12/14/2021		14,963	14,747	14,963
Filtration Group Corp	Industrial Conglomerates	L+725	1.00%	8.25%		11/15/2013	11/21/2021		1,571	1,559	1,552
Genoa, A QoL Healthcare Company, LLC	Health Care Providers & Services	L+775	1.00%	8.75%		4/21/2015	4/30/2023		14,000	13,871	13,790
Global Tel*Link Corporation	Communications Equipment	L+375	1.25%	5.00%		11/6/2015	5/23/2020		7,466	5,857	6,784
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%		5/21/2013	11/23/2020		18,500	18,229	14,122
Greystone Select Holdings LLC & Greystone & Co., Inc	Thrifts & Mortgage Finance	L+800	1.00%	9.00%		3/25/2014	3/26/2021		9,777	9,734	9,582
Hyland Software, Inc	Software	L+725	1.00%	8.25%		6/12/2015	6/30/2023		5,000	4,977	4,800
IHS Intermediate, Inc	Health Care Providers & Services	L+825	1.00%	9.25%		6/19/2015	7/20/2022		25,000	24,536	23,750
Inmar Acquisition Sub, Inc	Professional Services	L+700	1.00%	8.00%		1/27/2014	1/27/2022		10,000	9,921	9,700
K2 Pure Solutions NoCal, L.P	Chemicals	L+900	1.00%	10.00%		8/19/2013	8/19/2019		7,475	7,380	7,326
Kore Wireless Group, Inc	Wireless Telecommunication Services	L+825	1.00%	9.25%		9/12/2014	3/12/2021		55,500	54,592	54,390
Landslide Holdings, Inc	Software	L+725	1.00%	8.25%		2/25/2014	2/25/2021		16,300	16,280	15,404
LegalZoom.com, Inc	Internet Software & Services	L+700	1.00%	8.00%		5/13/2015	5/13/2020		49,500	48,550	48,386
PhyMed Management LLC	Health Care Providers & Services	L+875	1.00%	9.75%		12/18/2015	5/18/2021		32,321	31,080	30,382
Pronutria Biosciences, Inc.	Pharmaceuticals	L+880	—	9.24%		8/7/2015	8/31/2019		20,000	19,979	20,000
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%		11/25/2015	11/25/2021		1,073	1,062	1,051
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+841	1.00%	9.41%		11/25/2015	11/25/2021		8,900	8,730	8,366
Rapid Micro Biosystems, Inc.	Life Sciences Tools & Services	L+880	—	9.24%		6/30/2015	6/30/2019		16,000	16,076	15,760
Rug Doctor LLC (3)	Diversified Consumer Services	L+975	1.50%	11.25%		12/23/2013	12/31/2018		9,111	8,859	9,111
Salient Partners, L.P	Asset Management	L+650	1.00%	7.50%		6/10/2015	6/9/2021		15,720	15,438	14,620
SOINT, LLC (3)	Aerospace & Defense	—	—	15.00%		6/8/2012	11/30/2018		5,266	5,249	5,266
Southern Auto Finance Company (6)	Consumer Finance	—	—	11.00%		10/19/2011	12/4/2018		25,000	24,754	24,625
Sunesis Pharmaceuticals, Inc.	Pharmaceuticals	L+854	—	8.98%		3/31/2016	4/1/2020		7,500	7,317	7,317
T2 Biosystems, Inc.	Health Care Equipment & Supplies	L+705	—	7.49%		7/11/2014	7/1/2019		25,000	25,159	25,000
The Robbins Company TLA	Construction & Engineering	L+1150	—	12.14%		5/31/2013	5/31/2017		9,881	11,417	10,289
The Robbins Company TLB	Construction & Engineering	L+1150	—	12.14%		5/31/2013	4/15/2016		2,432	2,431	2,481
TierPoint, LLC	IT Services	L+875- 887.5	1.00%	9.75- 9.88%		12/2/2014	12/2/2022		34,000	33,611	32,810
TMK Hawk Parent, Corp. (TriMark)	Trading Companies and Distributors	L+750	1.00%	8.50%		9/26/2014	10/1/2022		20,000	19,828	19,700
TouchTunes Interactive Networks, Inc	Media	L+825	1.00%	9.25%		5/28/2015	5/27/2022		14,000	13,808	13,510
Trevi Therapeutics, Inc	Pharmaceuticals	L+775	—	8.19%		12/29/2014	6/29/2018		7,500	7,556	7,444
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+925	1.00%	10.25%		9/24/2014	9/24/2020		30,000	29,761	29,400
Varilease Finance, Inc	Multi-Sector Holdings	L+825	1.00%	9.25%		8/22/2014	8/24/2020		48,000	47,306	47,520

Total Bank Debt/Senior Secured Loans										$884,868	$848,052

Subordinated Debt/Corporate Notes — 8.2%
Alegeus Technologies Holdings Corp	Health Care Technology			12.00%		6/24/2012	2/15/2019		28,200	$27,859	$27,636
WireCo Worldgroup Inc.	Building Products			9.00%		6/28/2012	5/15/2017		48,000	47,865	45,240

Total Subordinated Debt/Corporate Notes										$75,724	$72,876

									Shares/Units

Preferred Equity — 2.0%
SOAGG LLC (3)(6)(7)	Aerospace & Defense			8.00%		12/14/2010	6/30/2018		8,049	$8,050	$8,308
SOINT, LLC (3)(6)(7)	Aerospace & Defense			15.00%		6/8/2012	11/30/2018		86,667	8,667	9,317

Total Preferred Equity										$16,717	$17,625

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Maturity Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—44.8%
AgaMatrix Inc. Warrants*	Health Care Equipment & Supplies	2/6/2015		125,314	$144	$195
Ark Real Estate Partners LP (2)(3)*	Diversified Real Estate Activities	3/12/2007		—	526	364
Ark Real Estate Partners II LP (2)(3)*	Diversified Real Estate Activities	10/23/2012		—	12	9
B Riley Financial Inc. (Great American)	Research & Consulting Services	3/16/2007		38,015	2,684	399
CardioDx, Inc. Warrants*	Health Care Equipment & Supplies	6/18/2015		39,863	129	—
Crystal Financial LLC (3)(6)(9)	Diversified Financial Services	12/28/2012		275,000	275,000	293,500
Direct Buy Inc. (4)*	Multiline Retail	11/5/2012		76,999	—	—
RD Holdco Inc. (Rug Doctor) (3)*	Diversified Consumer Services	12/23/2013		231,177	15,683	18,044
RD Holdco Inc. (Rug Doctor) Class B (3)*	Diversified Consumer Services	12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)*	Diversified Consumer Services	12/23/2013		30,370	381	474
Senior Secured Unitranche Loan Program LLC (3)(6)	Asset Management	11/25/2015		—	81,506	80,980
Sunesis Pharmaceuticals, Inc. Warrants*	Pharmaceuticals	3/31/2016		624,006	118	118

Total Common Equity/Equity Interests/Warrants					$381,399	$399,299

Total Investments (10) — 150.2%					$1,358,708	$1,337,852

				Par Amount
Cash Equivalents — 30.3%
U.S. Treasury Bill	Government	3/30/2016	4/28/2016	$270,000	$269,971	$269,971

Total Investments & Cash Equivalents —180.5%					$1,628,679	$1,607,823
Liabilities in Excess of Other Assets — (80.5%)						(717,256)

Net Assets — 100.0%						$890,567

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2016.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.
(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2016 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend /Other Income	Fair Value at March 31, 2016
ARK Real Estate Partners LP	$364	$—	$—	$—	$—	$364
ARK Real Estate Partners II LP	9	—	—	—	—	9
AviatorCap SII, LLC I	914	—	101	—	26	813
AviatorCap SII, LLC II	350	—	110	—	8	239
Crystal Financial LLC	290,000	—	—	—	7,900	293,500
RD Holdco Inc. (Rug Doctor, common equity).	14,335	—	—	—	—	18,044
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	214	—	—	—	—	474
Rug Doctor LLC	8,838	—	—	—	291	9,111
Senior Secured Unitranche Loan Program LLC	80,677	846	—	—	1,515	80,980
SOAGG LLC	8,632	—	163	—	162	8,308
SOINT, LLC	5,705	—	439	—	210	5,266
SOINT, LLC (preferred equity)	9,316	—	—	—	324	9,317

	$424,570	$846	$813	$—	$10,436	$431,641

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2016 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend Income	Fair Value at March 31, 2016
Direct Buy Inc. (common equity)	$—	$—	$—	$—	$—	$—
Direct Buy Inc. (senior secured loan)	1,233	296	—	—	—	508

	$1,233	$296	$—	$—	$—	$508

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2016

(in thousands)

(5)	The following entity is domiciled outside the United States and the investments are denominated in Canadian Dollars: Easyfinancial Services, Inc. in Canada.
(6)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2016, on a fair value basis, non-qualifying assets in the portfolio represented 25.6% of the total assets of the Company.
(7)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(8)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(9)	Investment represents the operating company after consolidation of the holding company Crystal Capital Financial Holdings LLC.
(10)	Aggregate net unrealized depreciation for U.S. federal income tax purposes is $30,976; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $23,361 and $54,337, respectively, based on a tax cost of $1,368,828. All of the Company’s investments are pledged as collateral against the borrowings outstanding on the revolving credit facilities.
(11)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
*	Non-income producing security.
**	Investment is on non-accrual status.

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2016
Diversified Financial Services	21.9%
Health Care Providers & Services	11.5%
Asset Management	7.1%
Wireless Telecommunications Services	6.1%
IT Services	4.4%
Professional Services	4.4%
Health Care Equipment & Supplies	3.8%
Pharmaceuticals	3.7%
Health Care Technology	3.6%
Internet Software & Services	3.6%
Multi-Sector Holdings	3.6%
Building Products	3.4%
Trading Companies & Distributors	2.7%
Diversified Consumer Services	2.5%
Consumer Finance	2.4%
Aerospace & Defense	2.1%
Insurance	2.0%
Chemicals	1.7%
Communications Equipment	1.6%
Software	1.5%
Health Care Facilities	1.4%
Life Sciences Tools & Services	1.2%
Media	1.0%
Air Freight & Logistics	1.0%
Construction & Engineering	1.0%
Thrifts & Mortgage Finance	0.7%
Industrial Conglomerates	0.1%
Multiline Retail	0.0%
Research & Consulting Services	0.0%
Diversified Real Estate Activities	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (11)	LIBOR Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount		Cost	Fair Value
Bank Debt/Senior Secured Loans — 94.8%
AccentCare, Inc	Health Care Providers & Services	L+575	1.00%	6.75%		9/3/2015	9/3/2021		$5,000	$4,952	$4,925
AccentCare, Inc	Health Care Providers & Services	L+950	1.00%	10.50%		9/3/2015	9/3/2022		17,500	17,203	16,975
Achaogen, Inc	Pharmaceuticals	L+699	1.00%	7.99%		8/5/2015	8/5/2019		15,000	14,964	14,700
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+850	1.00%	9.50%		2/20/2014	8/24/2021		29,000	28,688	26,100
AgaMatrix, Inc	Health Care Equipment & Supplies	L+835	—	8.59%		2/6/2015	2/1/2019		6,667	6,611	6,544
Amerilife Group, LLC	Insurance	L+875	1.00%	9.75%		7/9/2015	1/10/2023		15,000	14,713	14,550
Argo Turboserve Corporation & Argo Tech, LLC	Air Freight & Logistics	L+825	—	8.66%		5/2/2014	5/2/2018		13,932	13,932	13,444
Asurion, LLC	Insurance	L+750	1.00%	8.50%		2/27/2014	3/3/2021		13,200	12,823	11,359
AviatorCap SII, LLC I (3)	Aerospace & Defense	—	—	12.00%		5/31/2011	1/31/2019		914	914	914
AviatorCap SII, LLC II (3)	Aerospace & Defense	—	—	11.00%		8/23/2011	1/31/2019		350	350	350
Bishop Lifting Products, Inc. (8)	Trading Companies & Distributors	L+800	1.00%	9.00%		3/24/2014	3/27/2022		25,000	24,798	20,250
Breathe Technologies, Inc	Health Care Technology	L+830	—	8.53%		11/5/2015	11/5/2019		15,000	14,863	14,550
CAMP International Holding Company	Aerospace & Defense	L+725	1.00%	8.25%		12/2/2013	11/30/2019		5,000	5,000	4,871
CardioDx, Inc	Health Care Equipment & Supplies	P+670	—	10.20%		6/18/2015	4/1/2019		7,500	7,413	7,050
Cardiva Medical, Inc	Health Care Equipment & Supplies	L+870	—	8.93%		8/19/2015	8/19/2019		8,500	8,533	8,373
Concentra, Inc	Health Care Facilities	L+800	1.00%	9.00%		5/8/2015	6/1/2023		18,500	18,324	18,130
Datapipe, Inc	IT Services	L+750	1.00%	8.50%		8/14/2014	9/15/2019		27,000	26,513	26,190
Direct Buy Inc. (4)**	Multiline Retail	—	—	12.00% PI	K	11/5/2012	10/31/2019		9,867	8,511	1,233
DISA Holdings Acquisition Subsidiary Corp	Professional Services	L+850	1.00%	9.50%		12/9/2014	6/9/2021		51,476	50,799	48,902
Easyfinancial Services, Inc. (5)(6)	Consumer Finance	BA+699	1.00%	7.99%		9/27/2012	10/4/2019	C$	10,000	9,261	7,080
Emerging Markets Communications, LLC	Wireless Telecommunication Services	L+962.5	1.00%	10.63%		6/29/2015	7/1/2022		$27,000	26,614	27,000
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675	1.00%	9.25%		12/7/2015	12/14/2021		15,000	14,776	14,775
Filtration Group Corp	Industrial Conglomerates	L+725	1.00%	8.25%		11/15/2013	11/21/2021		1,571	1,559	1,533
Genoa, A QoL Healthcare Company, LLC	Health Care Providers & Services	L+775	1.00%	8.75%		4/21/2015	4/30/2023		14,000	13,868	13,580
Global Tel*Link Corporation	Communications Equipment	L+375	1.25%	5.00%		11/6/2015	5/23/2020		6,716	5,240	4,940
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%		5/21/2013	11/23/2020		18,500	18,217	13,042
Greystone Select Holdings LLC & Greystone & Co., Inc	Thrifts & Mortgage Finance	L+800	1.00%	9.00%		3/25/2014	3/26/2021		9,826	9,781	9,532
Hyland Software, Inc	Software	L+725	1.00%	8.25%		6/12/2015	6/30/2023		5,000	4,976	4,750
IHS Intermediate, Inc	Health Care Providers & Services	L+825	1.00%	9.25%		6/19/2015	7/20/2022		25,000	24,523	24,250
Inmar Acquisition Sub, Inc	Professional Services	L+700	1.00%	8.00%		1/27/2014	1/27/2022		10,000	9,919	9,700
K2 Pure Solutions NoCal, L.P	Chemicals	L+1000	1.00%	11.00%		8/19/2013	8/19/2019		11,069	10,919	10,515
Kore Wireless Group, Inc	Wireless Telecommunication Services	L+825	1.00%	9.25%		9/12/2014	3/12/2021		55,500	54,557	53,835
Landslide Holdings, Inc	Software	L+725	1.00%	8.25%		2/25/2014	2/25/2021		16,300	16,279	15,322
LegalZoom.com, Inc	Internet Software & Services	L+700	1.00%	8.00%		5/13/2015	5/13/2020		49,625	48,625	48,384
PhyMed Management LLC	Health Care Providers & Services	L+875	1.00%	9.75%		12/18/2015	5/18/2021		32,321	31,035	31,028
Pronutria Biosciences, Inc.	Pharmaceuticals	L+880	—	9.03%		8/7/2015	8/31/2019		20,000	19,922	19,650
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%		11/25/2015	11/25/2021		1,100	1,089	1,089
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+842	1.00%	9.42%		11/25/2015	11/25/2021		8,900	8,724	8,722
Rapid Micro Biosystems, Inc.	Life Sciences Tools & Services	L+880	—	9.04%		6/30/2015	6/30/2019		16,000	16,019	15,520
Rug Doctor LLC (3)	Diversified Consumer Services	L+975	1.50%	11.25%		12/23/2013	12/31/2018		9,111	8,836	8,838
Salient Partners, L.P	Asset Management	L+650	1.00%	7.50%		6/10/2015	6/9/2021		15,760	15,467	15,208
SOINT, LLC (3)	Aerospace & Defense	—	—	15.00%		6/8/2012	11/30/2018		5,705	5,685	5,705
Southern Auto Finance Company (6)	Consumer Finance	—	—	11.00%		10/19/2011	12/4/2018		25,000	24,735	24,375
T2 Biosystems, Inc. (6)	Health Care Equipment & Supplies	L+705	—	7.28%		7/11/2014	7/1/2019		25,000	25,088	24,875
The Robbins Company TLA	Construction & Engineering	L+1150	—	11.92%		5/31/2013	5/31/2017		10,352	11,961	10,779
The Robbins Company TLB	Construction & Engineering	L+1150	—	11.92%		5/31/2013	4/15/2016		2,432	2,421	2,481
TierPoint, LLC	IT Services	L+875	1.00%	9.75%		12/2/2014	12/2/2022		34,000	33,599	33,320
TMK Hawk Parent, Corp. (TriMark)	Trading Companies and Distributors	L+750	1.00%	8.50%		9/26/2014	10/1/2022		20,000	19,823	19,600
TouchTunes Interactive Networks, Inc	Media	L+825	1.00%	9.25%		5/28/2015	5/27/2022		14,000	13,802	13,370
Trevi Therapeutics, Inc	Pharmaceuticals	L+775	—	7.99%		12/29/2014	6/29/2018		7,500	7,516	7,388
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+925	1.00%	10.25%		9/24/2014	9/24/2020		30,000	29,751	29,400
Varilease Finance, Inc	Multi-Sector Holdings	L+825	1.00%	9.25%		8/22/2014	8/24/2020		48,000	47,275	47,040

Total Bank Debt/Senior Secured Loans										$871,766	$836,036

Subordinated Debt/Corporate Notes — 7.6%
Alegeus Technologies Holdings Corp	Health Care Technology			12.00%		6/24/2012	2/15/2019		28,200	$27,835	$27,354
WireCo Worldgroup Inc.	Building Products			9.00%		6/28/2012	5/15/2017		48,000	47,837	39,960

Total Subordinated Debt/Corporate Notes										$75,672	$67,314

								Shares/ Units
Preferred Equity — 2.0%
SOAGG LLC (3)(6)(7)	Aerospace & Defense			8.00%		12/14/2010	6/30/2018		8,212	$8,212	$8,632
SOINT, LLC (3)(6)(7)	Aerospace & Defense			15.00%		6/8/2012	11/30/2018		86,667	8,667	9,316

Total Preferred Equity										$16,879	$17,948

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2015

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Maturity Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—44.3%
AgaMatrix Inc. Warrants*	Health Care Equipment & Supplies	2/6/2015		83,543	$100	$101
Ark Real Estate Partners LP (2)(3)*	Diversified Real Estate Activities	3/12/2007		—	526	364
Ark Real Estate Partners II LP (2)(3)*	Diversified Real Estate Activities	10/23/2012		—	12	9
B Riley Financial Inc. (Great American)	Research & Consulting Services	3/16/2007		38,015	2,684	377
CardioDx, Inc. Warrants*	Health Care Equipment & Supplies	6/18/2015		39,863	129	—
Crystal Financial LLC (3)(6)(9)	Diversified Financial Services	12/28/2012		275,000	275,000	290,000
Direct Buy Inc. (4)*	Multiline Retail	11/5/2012		76,999	—	—
RD Holdco Inc. (Rug Doctor) (3)*	Diversified Consumer Services	12/23/2013		231,177	15,683	14,335
RD Holdco Inc. (Rug Doctor) Class B (3)*	Diversified Consumer Services	12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)*	Diversified Consumer Services	12/23/2013		30,370	381	214
Senior Secured Unitranche Loan Program LLC (3)(6)	Asset Management	11/25/2015		—	80,660	80,677

Total Common Equity/Equity Interests/Warrants					$380,391	$391,293

Total Investments (10)—148.7%					$1,344,708	$1,312,591

				Par Amount
Cash Equivalents—31.2%
U.S. Treasury Bill	Government	12/28/2015	1/21/2016	$275,000	$274,983	$274,983

Total Investments & Cash Equivalents—179.9%					$1,619,691	$1,587,574
Liabilities in Excess of Other Assets—(79.9%)						(704,876)

Net Assets—100.0%						$882,698

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.
(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2015 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2014	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend /Other Income	Fair Value at December 31, 2015
ARK Real Estate Partners LP	$885	$—	$—	$(347)	$—	$364
ARK Real Estate Partners II LP	21	—	—	2	—	9
AviatorCap SII, LLC I	1,421	—	507	—	142	914
AviatorCap SII, LLC II	1,358	—	1,008	—	81	350
Crystal Financial LLC	297,500	—	—	—	31,600	290,000
National Specialty Alloys LLC	—	—	—	198	—	—
RD Holdco Inc. (Rug Doctor, common equity).	16,263	—	—	—	—	14,335
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	290	—	—	—	—	214
Rug Doctor LLC	9,020	—	—	—	1,226	8,838
Senior Secured Unitranche Loan Program LLC	—	80,660	—	—	229	80,677
SOAGG LLC	13,564	469	5,161	—	823	8,632
SOINT, LLC	8,733	—	3,029	—	1,173	5,705
SOINT, LLC (preferred equity)	9,533	—	—	—	1,299	9,316

	$363,804	$81,129	$9,705	$(147)	$36,573	$424,570

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2015 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2014	Gross Additions	Gross Reductions	Realized Gain (Loss)		Interest/ Dividend Income	Fair Value at December 31, 2015
Direct Buy Inc. (common equity)	$—	$—	$—	$—		$—	$—
Direct Buy Inc. (senior secured loan)	4,646	1,100	—	—		—	1,233
DSW Group Holdings LLC	—	—	—	(1,163	)†	—	—

	$4,646	$1,100	$—	$(1,163)		$—	$1,233

(5)	The following entity is domiciled outside the United States and the investments are denominated in Canadian Dollars: Easyfinancial Services, Inc. in Canada.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2015

(in thousands)

(6)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2015, on a fair value basis, non-qualifying assets in the portfolio represented 27.2% of the total assets of the Company.
(7)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(8)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(9)	Investment represents the operating company after consolidation of the holding company Crystal Capital Financial Holdings LLC.
(10)	Aggregate net unrealized depreciation for U.S. federal income tax purposes is $42,562; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $16,563 and $59,125, respectively, based on a tax cost of $1,355,153. All of the Company’s investments are pledged as collateral against the borrowings outstanding on the revolving credit facilities.
(11)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
*	Non-income producing security.
**	Investment is on non-accrual status.
†	Represents estimated change in receivable balance.

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2015
Diversified Financial Services	22.1%
Health Care Providers & Services	11.9%
Asset Management	7.3%
Wireless Telecommunications Services	6.2%
IT Services	4.5%
Professional Services	4.5%
Internet Software & Services	3.7%
Multi-Sector Holdings	3.6%
Health Care Equipment & Supplies	3.6%
Health Care Technology	3.2%
Pharmaceuticals	3.2%
Building Products	3.0%
Trading Companies & Distributors	3.0%
Consumer Finance	2.4%
Aerospace & Defense	2.3%
Diversified Consumer Services	2.2%
Insurance	2.0%
Chemicals	1.9%
Software	1.5%
Health Care Facilities	1.4%
Communications Equipment	1.4%
Life Sciences Tools & Services	1.2%
Air Freight & Logistics	1.0%
Media	1.0%
Construction & Engineering	1.0%
Thrifts & Mortgage Finance	0.7%
Industrial Conglomerates	0.1%
Multiline Retail	0.1%
Research & Consulting Services	0.0%
Diversified Real Estate Activities	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2016

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

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company invests primarily in leveraged middle market companies in the form of senior secured loans, unitranche loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded.

Note 2. Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to the current period presentation.

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2016.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient as fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2016, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

(c)	Gains or losses on investments are calculated by using the specific identification method.

(d)	The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the effective interest method or on a straight-line basis, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums received on loans repaid as interest income when we receive such amounts. Capital structuring fees, amendment fees, consent fees, and any other non-recurring fee income as well as management fee and other fee income for services rendered, if any, are recorded as other income when earned.

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all U.S. federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

(f)	Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured credit facility (the “Credit Facility”) and its senior secured notes (the “Senior Secured Notes”) (see note 6 and 8), in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to assist in measuring their fair value.

(k)	In accordance with ASC 835-30, the Company records origination and other expenses related to certain debt issuances as a direct deduction from the carrying amount of the debt liability. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(m)	The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are typically charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25 or expensed per the AICPA Audit & Accounting Guide for Investment Companies.

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

March 31, 2016

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

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis. The update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company has evaluated the impact of ASU 2015-02 on its consolidated financial statements and determined that the adoption of ASU 2015-02 has not had a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company has evaluated the impact of ASU 2015-03 on its consolidated financial statements and determined that the adoption of ASU 2015-03 has not had a material impact on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company has evaluated the impact of ASU 2015-07 on its consolidated financial statements and determined that the adoption of ASU 2015-07 has not had a material impact on our consolidated financial statements.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2016 and 2015.

For the three months ended March 31, 2016 and 2015, the Company recognized $6,748 and $5,865, respectively, in base management fees and $4,030 and $0, respectively, in performance-based incentive fees. For the three months ended March 31, 2016 and 2015, $795 and $0, respectively, of such performance-based incentive fees were waived. The voluntary fee waiver for the three months ended March 31, 2016 was made at the Investment Adviser’s discretion and is subject to recapture by the Investment Adviser and reimbursement by the Company should net investment income during and/or for fiscal 2016 equal or exceed distributions declared in fiscal 2016.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

For the three months ended March 31, 2016 and 2015, the Company recognized expenses under the Administration Agreement of $1,319 and $1,039, respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2016 and 2015.

Note 4. Net Asset Value Per Share

At March 31, 2016, the Company’s total net assets and net asset value per share were $890,567 and $21.08, respectively. This compares to total net assets and net asset value per share at December 31, 2015 of $882,698 and $20.79, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$28,177	$10,899
Denominator—weighted average shares:	42,287,207	42,465,162
Earnings per share:	$0.67	$0.26

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2016 and December 31, 2015:

Fair Value Measurements

As of March 31, 2016

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$39,468	$808,584	$—	$848,052
Subordinated Debt/Corporate Notes	—	—	72,876	—	72,876
Preferred Equity	—	—	17,625	—	17,625
Common Equity/Equity Interests/Warrants	399	—	317,920	80,980	399,299

Total Investments	$399	$39,468	$1,217,005	$80,980	$1,337,852

Liabilities:
Credit Facility and Senior Secured Notes	$—	$—	$347,400	$—	$347,400

*	In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient as fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Fair Value Measurements

As of December 31, 2015

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$35,745	$800,291	$—	$836,036
Subordinated Debt/Corporate Notes	—	—	67,314	—	67,314
Preferred Equity	—	—	17,948	—	17,948
Common Equity/Equity Interests/Warrants	377	—	310,239	80,677	391,293

Total Investments	$377	$35,745	$1,195,792	$80,677	$1,312,591

Liabilities:
Credit Facility and Senior Secured Notes	$—	$—	$332,900	$—	$332,900

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

*	In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient as fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2016 and the year ended December 31, 2015 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2016 and December 31, 2015:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Equity Interests/ Warrants
Fair value, December 31, 2015	$800,291	$67,314	$17,948	$310,239
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—	—
Net change in unrealized gain (loss)	(4,167)	5,510	(160)	7,518
Purchase of investment securities	42,138	52	—	163
Proceeds from dispositions of investment securities	(29,678)	—	(163)	—
Transfers in/out of Level 3	—	—	—	—

Fair value, March 31, 2016	$808,584	$72,876	$17,625	$317,920

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(4,164)	$5,510	$(160)	$7,518

During the three months ended March 31, 2016, there were no transfers in and out of Levels 1 and 2.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2016:

Credit Facility and Senior Secured Notes	For the three months ended March 31, 2016
Beginning fair value	$332,900
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	114,000
Repayments	(99,500)
Transfers in/out of Level 3	—

Ending fair value	$347,400

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the Senior Secured Notes, in accordance with ASC 825-10. On March 31, 2016, there were borrowings of $272,400 and $75,000, respectively, on the Credit Facility and the Senior Secured Notes. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility and Senior Secured Notes.

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Equity Interests/ Warrants
Fair value, December 31, 2014	$521,791	$76,140	$23,097	$320,424
Total gains or losses included in earnings:
Net realized gain (loss)	(4,823)	—	—	(415)
Net change in unrealized gain (loss)	(18,805)	(9,021)	(457)	(9,418)
Purchase of investment securities	418,759	195	469	229
Proceeds from dispositions of investment securities	(116,631)	—	(5,161)	(581)
Transfers in/out of Level 3	—	—	—	—

Fair value, December 31, 2015	$800,291	$67,314	$17,948	$310,239

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(23,917)	$(9,021)	$(457)	$(9,410)

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

March 31, 2016

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2016 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2016		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$ $	808,076 508	Yield Analysis Enterprise Value	Market Yield EBITDA Multiple	5.7% – 19.8% (10.9%) 4.5x – 5.0x (4.5x)
Subordinated Debt/Corporate Note	Asset		$72,876	Yield Analysis	Market Yield	12.8% – 15.5% (14.5%)
Preferred Equity	Asset		$17,625	Yield Analysis	Market Yield	8.0% – 11.5% (9.9%)
Common Equity/Equity Interests/Warrants	Asset	$ $	24,420 293,500	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	5.5x – 6.5x (6.3x) 7.3% – 14.0% (10.1%)
Credit Facility	Liability		$272,400	Yield Analysis	Market Yield	L+1.5% – L+4.8% (L+2.3%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	5.6% – 6.4% (5.9%)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2015 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2015		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$ $	799,058 1,233	Yield Analysis Enterprise Value	Market Yield EBITDA Multiple	5.5% – 19.5% (11.0%) 4.5x – 5.0x (4.5x)
Subordinated Debt/Corporate Note	Asset		$67,314	Yield Analysis	Market Yield	13.2% – 26.1% (20.8%)
Preferred Equity	Asset		$17,948	Yield Analysis	Market Yield	8.0% – 11.5% (9.8%)
Common Equity/Equity Interests/Warrants	Asset	$ $	20,239 290,000	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	5.6x – 6.8x (6.1x) 7.0% – 13.8% (11.0%)
Credit Facility	Liability		$257,900	Yield Analysis	Market Yield	L+0.5% – L+4.8% (L+2.3%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	5.6% – 6.1% (5.9%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, could result in significantly lower or higher fair value measurements for such assets and liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

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

As of March 31, 2016 and December 31, 2015, there were no open forward foreign currency contracts outstanding. The Company also had no derivatives designated as hedging instruments at March 31, 2016 and December 31, 2015.

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

Revolving and Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440,000 of revolving credit and $50,000 in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50,000 of revolving credit, bringing the total revolving credit capacity to $490,000. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. At March 31, 2016, outstanding USD equivalent borrowings under the Credit Facility totaled $272,400.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

The Company has made an irrevocable election to apply the fair value option of accounting to its Credit Facility and Senior Secured Notes, in accordance with ASC 825-10. We believe accounting for the Credit Facility and Senior Secured Notes at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. ASC 825-10 requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in the Consolidated Statements of Operations.

The average annualized interest cost for all borrowings for the three months ended March 31, 2016 and the year ended December 31, 2015 was 4.20% and 5.13%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the Unsecured Notes, and the Senior Secured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the three months ended March 31, 2016 and the year ended December 31, 2015 were $472,900 and $434,900, respectively.

Note 9. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the three months ended March 31, 2016 and for the year ended December 31, 2015:

	Three months ended March 31, 2016 (unaudited)	Year ended December 31, 2015
Per Share Data: (a)
Net asset value, beginning of year	$20.79	$22.05

Net investment income	0.40	1.52
Net realized and unrealized gain (loss)	0.26	(1.18)

Net increase in net assets resulting from operations	0.66	0.34
Distributions to stockholders:
From net investment income	(0.40)	(1.60)
Anti-dilution	0.03	—

Net asset value, end of period	$21.08	$20.79

Per share market value, end of period	$17.28	$16.43
Total Return (b)	7.61%	(0.29)%
Net assets, end of period	$890,567	$882,698
Shares outstanding, end of period	42,248,525	42,464,762
Ratios to average net assets (c):
Net investment income	1.92%	6.94%

Operating expenses	1.38%*	3.84%*
Interest and other credit facility expenses	0.57%	1.68%

Total expenses	1.95%*	5.52%*

Average debt outstanding	$450,241	$262,341
Portfolio turnover ratio	2.3%	13.0%

(a)	Calculated using the average shares outstanding method.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.
(c)	Not annualized for periods less than one year.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of a voluntary incentive fee waiver (see note 3). For the three months ended March 31, 2016, the ratios of operating expenses to average net assets and total expenses to average net assets would be 1.47% and 2.04%, respectively, without the voluntary incentive fee waiver. For the year ended December 31, 2015, the ratios of operating expenses to average net assets and total expenses to average net assets would be 4.02% and 5.70%, respectively, without the voluntary incentive fee waiver.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
Fiscal 2016 (through March 31, 2016)	$222,400	$1,487	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2016 (through March 31, 2016)	$100,000	$669	—	$978
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2016 (through March 31, 2016)	$75,000	$501	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2016 (through March 31, 2016)	$50,000	$334	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2016 (through March 31, 2016)	$447,400	$2,991	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of March 31, 2016, asset coverage was 299.1%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2016, 2015, 2014, 2013 and 2012 periods was $97,772, $98,196, $94,301, $93,392, and $92,302, respectively.

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

As of March 31, 2016 Crystal Financial LLC had 32 funded commitments to 29 different issuers with a total par value of approximately $502,243 on total assets of $540,009. As of December 31, 2015, Crystal Financial LLC had 28 funded commitments to 26 different issuers with a total par value of approximately $465,128 on total assets of $518,288. As of March 31, 2016 and December 31, 2015, all loans were floating rate with the largest loan outstanding totaling $34,698 and $34,250, respectively. For the same periods, the average exposure per issuer was $17,319 and $17,890, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $261,188 and $232,922 of borrowings outstanding at March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016 and 2015, Crystal Financial LLC had net income of $9,199 and $7,952, respectively, on gross income of $15,211 and $12,939, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 11. Stock Repurchase Programs

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

March 31, 2016

(in thousands, except share amounts)

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

On October 7, 2015, the Board authorized a new share repurchase program to purchase common stock in the open market in an amount up to $30,000. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Unless amended or extended by the Board, the Company expects the repurchase program to be in place until the earlier of October 7, 2016 or until $30,000 of the Company’s outstanding shares of common stock have been repurchased. During the three months ended March 31, 2016, the Company repurchased 216,237 shares at an average price of $15.76 per share, inclusive of commissions. This represented a discount of approximately 25.2% of the net asset value per share at March 31, 2016. The total dollar amount of shares repurchased in this period is $3,408, leaving a maximum of $26,586 available for future program purchases. During the year ended December 31, 2015, the Company repurchased 400 shares at an average price of $15.98 per share, inclusive of commissions, for a total dollar amount of $6.

Note 12. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of March 31, 2016 and December 31, 2015 is $60,000 and $65,833, respectively, comprised of the following:

	March 31, 2016	December 31, 2015
Crystal Financial LLC	$50,000	$50,000
Achaogen, Inc	10,000	10,000
AgaMatrix, Inc	—	3,333
CardioDx, Inc	—	2,500

Total Commitments*	$60,000	$65,833

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

As of March 31, 2016 and December 31, 2015, the Company had sufficient cash available and/or liquid securities available to fund these commitments.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

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

On November 25, 2015, SSLP commenced operations. As of March 31, 2016 and December 31, 2015, the Company and Voya contributed combined equity capital in the amount of $93,150 and $92,183, respectively. Of the $93,150 of contributed equity capital at March 31, 2016, the Company contributed $29,884 in the form of investments and $51,622 in the form of cash and Voya contributed $11,644 in the form of cash. As of March 31, 2016, the Company and Voya’s remaining commitments to SSLP totaled $93,494 and $13,356, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of March 31, 2016 and December 31, 2015, SSLP had total assets of $94,426 and $92,528, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 4 and 4 different borrowers, respectively. For the three months ended March 31, 2016, SSLP invested $967 in 1 portfolio company. For the period from November 25, 2015 through December 31, 2015, SSLP invested $91,833 across 4 portfolio companies. Investments prepaid totaled $189 for the three months ended March 31, 2016 and $75 for the period from November 25, 2015 through December 31, 2015. At March 31, 2016 and December 31, 2015, the weighted average yield of SSLP’s portfolio was 8.1% and 8.5%, respectively, measured at fair value and 7.9% and 8.5%, respectively, measured at cost.

SSLP Portfolio as of March 31, 2016

Description	Industry	Interest Rate (1)	Maturity Date	Par Amount	Cost	Fair Value (2)
Falmouth Group Holdings Corp. (AMPAC) (3)	Chemicals	7.75%	12/14/21	$34,913	$34,408	$34,913
PSKW, LLC & PDR, LLC (3)	Health Care Providers & Services	5.25%	11/25/21	2,681	2,656	2,628
PSKW, LLC & PDR, LLC (3)	Health Care Providers & Services	9.41%	11/25/21	22,250	21,824	20,915
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	6.00%	12/31/19	19,757	19,572	19,559
VetCor Professional Practices LLC	Health Care Facilities	7.00%	4/20/21	14,130	14,130	13,848

					$92,590	$91,863

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2016.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its Consolidated Statements of Assets and Liabilities.

SSLP Portfolio as of December 31, 2015 (audited)

Description	Industry	Interest Rate (1)	Maturity Date	Par Amount	Cost	Fair Value (2)
Falmouth Group Holdings Corp. (AMPAC) (3)	Chemicals	9.25%	12/14/21	$35,000	$34,478	$34,475
PSKW, LLC & PDR, LLC (3)	Health Care Providers & Services	5.25%	11/25/21	2,750	2,723	2,723
PSKW, LLC & PDR, LLC (3)	Health Care Providers & Services	9.42%	11/25/21	22,250	21,810	21,805
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	6.00%	12/31/19	19,757	19,561	19,559
VetCor Professional Practices LLC	Health Care Facilities	7.00%	4/20/21	13,197	13,197	13,197

					$91,769	$91,759

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016:

	March 31, 2016	December 31, 2015 (audited)
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $92,590 and $91,769, respectively)	$91,863	$91,759
Cash and other assets	2,564	769

Total assets	$94,427	$92,528

Distributions payable	$1,700	$253
Accrued expenses and other payables	178	72

Total liabilities	$1,878	$325

Members’ equity	$92,549	$92,203

Total liabilities and members’ equity	$94,427	$92,528

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

For the three months ended March 31, 2016
Selected Income Statement Information for SSLP:
Interest income	$1,846

Service fees	$15
Other general and administrative expenses	35

Total expenses	$50

Net investment income	$1,796

Net change in unrealized gain (loss) on investments	(717)

Net income	$1,079

Note 14. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On April 28, 2016, the Company completed the purchase of senior secured first lien life sciences loans to 14 companies with an aggregate par amount of approximately $74,377.

On May 3, 2016, our Board declared a quarterly distribution of $0.40 per share payable on July 1, 2016 to holders of record as of June 23, 2016.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the “Company”) as of March 31, 2016, the related consolidated statements of operations for the three-month periods ended March 31, 2016 and 2015, the related consolidated statement of changes in net assets for the three-month period ended March 31, 2016, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd., as of December 31, 2015 and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2015, and in our report dated February 24, 2016, we expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

May 3, 2016

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

As of March 31, 2016, the Investment Adviser has invested approximately $5.4 billion in more than 220 different portfolio companies since it was founded in 2006. Over the same period, the Investment Adviser completed transactions with more than 140 different financial sponsors.

Recent Developments

On April 28, 2016, the Company completed the purchase of senior secured first lien life sciences loans to 14 companies with an aggregate par amount of approximately $74.4 million.

On May 3, 2016, our Board declared a quarterly distribution of $0.40 per share payable on July 1, 2016 to holders of record as of June 23, 2016.

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

Portfolio and Investment Activity

During the three months ended March 31, 2016, we invested approximately $42.8 million across 6 portfolio companies. This compares to investing approximately $30.2 million in 5 portfolio companies for the three months ended March 31, 2015. Investments sold or prepaid during the three months ended March 31, 2016 totaled approximately $30.6 million versus approximately $6.3 million for the three months ended March 31, 2015.

At March 31, 2016, our portfolio consisted of 56 portfolio companies and was invested 63.4% in senior secured loans, 5.5% in subordinated debt, 1.3% in preferred equity and 29.8% in common equity/equity interests and warrants (of which 21.9% is Crystal Financial LLC and 6.1% is Senior Secured Unitranche Loan Program LLC) measured at fair value versus 42 portfolio companies invested 59.7% in senior secured loans, 7.0% in subordinated debt, 2.1% in preferred equity and 31.2% in common equity/equity interests and warrants (of which 28.9% is Crystal Financial LLC) measured at fair value at March 31, 2015.

The weighted average yields on our portfolio of income producing investments were 10.3% and 10.0%, respectively, at March 31, 2016 and March 31, 2015, measured at fair value, and 10.1% and 10.3%, respectively for the same periods, measured at amortized cost.

At March 31, 2016, 90.7% or $1,191.1 million of our income producing investment portfolio* is floating rate and 9.3% or $121.4 million is fixed rate, measured at fair value. At March 31, 2015, 87.1% or $884.5 million of our income producing investment portfolio* was floating rate and 12.9% or $130.7 million was fixed rate, measured at fair value. As of March 31, 2016 and 2015, we had one and one issuers on non-accrual status, respectively.

Since inception through March 31, 2016, Solar Capital and its predecessor companies have invested approximately $4.4 billion in 145 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 100 different financial sponsors.

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

As of March 31, 2016, Crystal Financial LLC had 32 funded commitments to 29 different issuers with a total par value of approximately $502.2 million on total assets of $540.0 million. As of December 31, 2015, Crystal Financial LLC had 28 funded commitments to 26 different issuers with a total par value of approximately $465.1 million on total assets of $518.3 million. As of March 31, 2016 and December 31, 2015, all loans were floating rate with the largest loan outstanding totaling $34.7 million and $34.3 million, respectively. For the same periods, the average exposure per issuer was $17.3 million and $17.9 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $261.2 million and $232.9 million of borrowings outstanding at March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016 and March 31, 2015, Crystal Financial LLC had net income of $9.2 million and $8.0 million, respectively, on gross income of $15.2 million and $12.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

*	We have included Crystal Financial LLC and Senior Secured Unitranche Loan Program LLC as 100% floating rate within our income producing investment portfolio.

Senior Secured Unitranche Loan Program LLC

On September 2, 2014, the Company entered into a limited liability company agreement with an affiliate (the “Investor”) of a fund managed by Pacific Investment Management Company LLC (“PIMCO”) to co-invest in middle market senior secured unitranche loans sourced by the same origination platform used by the Company. Initial funding commitments to the unitranche strategy total $600 million, consisting of direct equity investments and co-investment commitments as described below. The joint venture vehicle known as the Senior Secured Unitranche Loan Program LLC (“SSLP”) is structured as an unconsolidated Delaware limited liability company. The Company and the Investor initially made equity commitments to the SSLP of $300 million and $43.25 million, respectively. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and PIMCO (with approval from a representative of each required).

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

On November 25, 2015, SSLP commenced operations. As of March 31, 2016 and December 31, 2015, the Company and Voya contributed combined equity capital in the amount of $93.2 million and $92.2 million, respectively. Of the $93.2 million of contributed equity capital at March 31, 2016, the Company contributed $29.9 million in the form of investments and $51.6 million in the form of cash and Voya contributed $11.6 million in the form of cash. As of March 31, 2016, the Company and Voya’s remaining commitments to SSLP totaled $93.5 million and $13.4 million, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of March 31, 2016 and December 31, 2015, SSLP had total assets of $94.4 million and $92.5 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 4 and 4 different borrowers, respectively. For the three months ended March 31, 2016, SSLP invested $1.0 million in 1 portfolio company. For the period from November 25, 2015 through December 31, 2015, SSLP invested $91.8 million across 4 portfolio companies. Investments prepaid totaled $0.2 million for the three months ended March 31, 2016 and $0.1 million for the period from November 25, 2015 through December 31, 2015. At March 31, 2016 and December 31, 2015, the weighted average yield of SSLP’s portfolio was 8.1% and 8.5%, respectively, measured at fair value and 7.9% and 8.5%, respectively, measured at cost.

SSLP Portfolio as of March 31, 2016 (in thousands)

Description	Industry	Interest Rate (1)	Maturity Date	Par Amount	Cost	Fair Value (2)
Falmouth Group Holdings Corp. (AMPAC) (3)	Chemicals	7.75%	12/14/21	$34,913	$34,408	$34,913
PSKW, LLC & PDR, LLC (3)	Health Care Providers & Services	5.25%	11/25/21	2,681	2,656	2,628
PSKW, LLC & PDR, LLC (3)	Health Care Providers & Services	9.41%	11/25/21	22,250	21,824	20,915
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	6.00%	12/31/19	19,757	19,572	19,559
VetCor Professional Practices LLC	Health Care Facilities	7.00%	4/20/21	14,130	14,130	13,848

					$92,590	$91,863

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2016.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its Consolidated Statements of Assets and Liabilities.

SSLP Portfolio as of December 31, 2015 (audited) (in thousands)

Description	Industry	Interest Rate (1)	Maturity Date	Par Amount	Cost	Fair Value (2)
Falmouth Group Holdings Corp. (AMPAC) (3)	Chemicals	9.25%	12/14/21	$35,000	$34,478	$34,475
PSKW, LLC & PDR, LLC (3)	Health Care Providers & Services	5.25%	11/25/21	2,750	2,723	2,723
PSKW, LLC & PDR, LLC (3)	Health Care Providers & Services	9.42%	11/25/21	22,250	21,810	21,805
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	6.00%	12/31/19	19,757	19,561	19,559
VetCor Professional Practices LLC	Health Care Facilities	7.00%	4/20/21	13,197	13,197	13,197

					$91,769	$91,759

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016:

	March 31, 2016	December 31, 2015 (audited)
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $92,590 and $91,769, respectively)	$91,863	$91,759
Cash and other assets	2,564	769

Total assets	$94,427	$92,528

Distributions payable	$1,700	$253
Accrued expenses and other payables	178	72

Total liabilities	$1,878	$325

Members’ equity	$92,549	$92,203

Total liabilities and members’ equity	$94,427	$92,528

For the three months ended March 31, 2016
Selected Income Statement Information for SSLP (in thousands):
Interest income	$1,846

Service fees	$15
Other general and administrative expenses	35

Total expenses	$50

Net investment income	$1,796

Net change in unrealized gain (loss) on investments	(717)

Net income	$1,079

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

On October 7, 2015, the Company announced a share repurchase program to purchase common stock in the open market in an amount up to $30 million. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Unless amended or extended by the Company’s board of directors, the Company expects the repurchase program to be in place until the earlier of October 7, 2016 or until $30 million of the Company’s outstanding shares of common stock have been repurchased. During the three months ended March 31, 2016, the Company repurchased 216,237 shares at an average price of $15.76 per share, inclusive of commissions. This represented a discount of approximately 25.2% of the net asset value per share at March 31, 2015. The total dollar amount of shares repurchased in this period is $3.4 million, leaving a maximum of $26.6 million available for future program purchases. During the year ended December 31, 2015, the Company repurchased 400 shares at an average price of $15.98 per share, inclusive of commissions, for a total dollar amount of $6 thousand.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient as fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2016, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2016 and March 31, 2015, capitalized PIK income totaled $0.0 million and $0.1 million, respectively.

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

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. The update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company has evaluated the impact of ASU 2015-02 on its consolidated financial statements and determined that the adoption of ASU 2015-02 has not had a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company has evaluated the impact of ASU 2015-03 on its consolidated financial statements and determined that the adoption of ASU 2015-03 has not had a material impact on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company has evaluated the impact of ASU 2015-07 on its consolidated financial statements and determined that the adoption of ASU 2015-07 has not had a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Results comparisons are for the three months ended March 31, 2016 and 2015:

Investment Income

For the three months ended March 31, 2016 and 2015, gross investment income totaled $34.0 million and $25.6 million, respectively. The increase in gross investment income for the year over year three month period was primarily due to a larger income producing investment portfolio.

Expenses

Net expenses totaled $17.1 million and $11.2 million, respectively, for the three months ended March 31, 2016 and 2015, of which $10.8 million and $5.9 million, respectively, were base management fees and performance-based incentive fees and $5.0 million and $3.6 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.8 million and $0.0 million of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $2.1 million and $1.8 million, respectively, for the three months ended March 31, 2016 and 2015. Expenses generally consist of management and performance-based incentive fees, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the three months ended March 31, 2016 versus the three months ended March 31, 2015 was primarily due to higher management fees, performance-based incentive fees and interest expense on a larger income producing investment portfolio.

Net Investment Income

The Company’s net investment income totaled $16.9 million and $14.4 million, or $0.40 and $0.34, per average share, respectively, for the three months ended March 31, 2016 and 2015.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $31 million and $6 million, respectively, for the three months ended March 31, 2016 and 2015. Net realized gains (losses) over the same periods were $0.0 million and ($5.8) million, respectively. Net realized gain for the three months ended March 31, 2016 were de minimis. Net realized losses for the three months ended March 31, 2015 were primarily related to the realization of previously recognized unrealized depreciation on our investment in Quantum Foods, LLC.

Net Change in Unrealized Gain

For the three months ended March 31, 2016 and 2015, net change in unrealized gain on the Company’s assets and liabilities totaled $11.3 million and $2.3 million, respectively. Net unrealized gain for the three months ended March 31, 2016 is primarily due to appreciation in the value of our investments in WireCo Worldgroup

Inc., Rug Doctor, Crystal Financial LLC, Global Tel*Link Corporation and Asurion, LLC, among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Bishop Lifting Products, Inc., Aegis Toxicology Sciences Corporation and Direct Buy, Inc., among others. Net unrealized gain for the three months ended March 31, 2015 is primarily due to the reversal of unrealized depreciation on our investment in Quantum Foods, LLC, as well as appreciation in the value of our investments in Crystal Financial LLC, Blue Coat Systems, Inc. and Ikaria, Inc., among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in WireCo Worldgroup Inc., Bishop Lifting Products, Inc. and Direct Buy Inc., among others.

Net Increase in Net Assets From Operations

For the three months ended March 31, 2016 and 2015, the Company had a net increase in net assets resulting from operations of $28.2 million and $10.9 million, respectively. For the same periods, earnings per average share were $0.67 and $0.26, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in June 2018, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of March 31, 2016, we had a total of $267.6 million of unused borrowing capacity under the Credit Facility, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $270 million in cash equivalents as of March 31, 2016.

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

Revolving & Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440 million of revolving credit and $50 million in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50 million of revolving credit, bringing the total revolving credit capacity to $490 million. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the establishment of the Credit Facility, the predecessor facility and a term loan were retired, resulting in $2.3 million of non-recurring charges to expense unamortized costs in the year ended December 31, 2012. Expenses associated with the July 2013 amendment of the Credit Facility, the retirement of our $100 million revolving credit facility with Wells Fargo Securities, LLC as well as the subsequent December 2013 commitment increase totaled $2.5 million. At March 31, 2016, outstanding USD equivalent borrowings under the Credit Facility totaled $272.4 million.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At March 31, 2016, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of March 31, 2016:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility (1)	$222.4	$—	$222.4	$—	$—
Unsecured senior notes	100.0	—	—	—	100.0
Senior secured notes	75.0	—	75.0	—	—
Term Loans	50.0	—	50.0	—	—

(1)	As of March 31, 2016, we had a total of $267.6 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
Fiscal 2016 (through March 31, 2016)	$222,400	$1,487	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2016 (through March 31, 2016)	$100,000	$669	—	$978
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2016 (through March 31, 2016)	$75,000	$501	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2016 (through March 31, 2016)	$50,000	$334	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2016 (through March 31, 2016)	$447,400	$2,991	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of March 31, 2016, asset coverage was 299.1%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2016, 2015, 2014, 2013 and 2012 periods was $97,772, $98,281, $94,301, $93,392, and $92,302, respectively.

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

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to various delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of March 31, 2016 and December 31, 2015 is $60.0 million and $65.8 million, respectively, comprised of the following:

	March 31, 2016	December 31, 2015
(in millions)
Crystal Financial LLC	$50.0	$50.0
Achaogen, Inc.	10.0	10.0
AgaMatrix, Inc.	—	3.3
CardioDx, Inc.	—	2.5

Total Commitments*	$60.0	$65.8

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion (also see Senior Secured Unitranche Loan Program section in Item 7).

As of March 31, 2016 and December 31, 2015, the Company had sufficient cash available and/or liquid securities available to fund these commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2016
May 3, 2016	June 23, 2016	July 1, 2016	$0.40
February 24, 2016	March 24, 2016	April 1, 2016	0.40

Total 2016			$0.80

Fiscal 2015
November 3, 2015	December 17, 2015	January 6, 2016	$0.40
August 4, 2015	September 24, 2015	October 2, 2015	0.40
May 5, 2015	June 25, 2015	July 1, 2015	0.40
February 25, 2015	March 19, 2015	April 2, 2015	0.40

Total 2015			$1.60

Fiscal 2014
November 4, 2014	December 18, 2014	January 5, 2015	$0.40
August 4, 2014	September 18, 2014	October 1, 2014	0.40
May 5, 2014	June 19, 2014	July 1, 2014	0.40
February 25, 2014	March 20, 2014	April 1, 2014	0.40

Total 2014			$1.60

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

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2016, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of March 31, 2016, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2016, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately four cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2016, we have no interest rate hedging instruments outstanding.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.01	$0.04

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

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2016 filing of our Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2016.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (inclusive of commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a) (in thousands)
January 1, 2016 – January 31, 2016	213,025	$15.76	213,025	$26,637
February 1, 2016 – February 29, 2016	3,212	16.00	3,212	26,586
March 1, 2016 – March 31, 2016	—	—	—	26,586

Total	216,237	$15.76	216,237	$26,586

(a)	On October 7, 2015, the Company’s board of directors authorized a program to repurchase up to $30 million of the Company’s common stock through October 7, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	First Supplemental Indenture, dated November 16, 2012, relating to the 6.75% Senior Notes due 2042, between the Registrant and U.S. Bank National Association as trustee(3)

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Amended and Restated Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(2)

10.3	Amendment No. 1 to the Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(6)

10.4	Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(4)

10.5	Form of Custodian Agreement(8)

10.6	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(7)

10.7	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.8	Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(4)

10.9	First Amendment to the Registration Rights Agreement by and between Registrant, Solar Cayman Limited, Solar Offshore Limited, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and purchasers in the initial private placement(1)

10.10	Registration Rights Agreement by and between Registrant, Magnetar Capital Fund, LP and Solar Offshore Limited(4)

10.11	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.12	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.13	Form of Registration Rights Agreement(5)

10.14	Form of Subscription Agreement(5)

10.15	Form of Amended and Restated Limited Liability Company Agreement, dated as of October 15, 2015, between Solar Capital Ltd., Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(9)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-148734) filed on January 18, 2008.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(6)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.
(7)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 3, 2015.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2016.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)