Form 10-Q
period 2016-06-30
Solar Capital Ltd.
filed 2016-08-02
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2016

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 1, 2016 was 42,248,525.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements Consolidated Statements of Assets and Liabilities as of June 30, 2016 (unaudited) and December 31, 2015	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2016 (unaudited) and the three and six months ended June 30, 2015 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the six months ended June 30, 2016 (unaudited) and the year ended December 31, 2015	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2016 (unaudited) and the six months ended June 30, 2015 (unaudited)	6

	Consolidated Schedule of Investments as of June 30, 2016 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2015	10

	Notes to Consolidated Financial Statements (unaudited)	13

	Report of Independent Registered Public Accounting Firm	33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	53

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	54

Item 5.	Other Information	54

Item 6.	Exhibits	55

	Signatures	57

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Investments at fair value:
Companies less than 5% owned (cost: $1,050,816 and $926,055, respectively)	$1,030,543	$886,788
Companies 5% to 25% owned (cost: $8,511 and $8,511, respectively)	1,361	1,233
Companies more than 25% owned (cost: $428,556 and $410,142, respectively)	450,826	424,570

Total investments (cost: $1,487,883 and $1,344,708, respectively)	1,482,730	1,312,591
Cash	1,522	2,587
Cash equivalents (cost: $141,988 and $274,983, respectively)	141,988	274,983
Receivable for investments sold	14,005	11,374
Interest receivable	10,063	6,408
Dividends receivable	9,425	8,487
Prepaid expenses and other assets	1,143	874

Total assets	$1,660,876	$1,617,304

Liabilities
Revolving credit facilities (see note 6 and 8)	$347,900	$207,900
Unsecured senior notes ($100,000 and $100,000 face amounts, respectively, reported net of unamortized debt issuance costs of $2,941 and $2,996, respectively. See note 8)	97,059	97,004
Senior secured notes (see note 6 and 8)	75,000	75,000
Term loan (see note 6 and 8)	50,000	50,000
Distributions payable	16,899	16,986
Payable for investments and cash equivalents purchased	147,189	274,983
Management fee payable (see note 3)	7,179	6,523
Performance-based incentive fee payable (see note 3)	5,877	1,408
Administrative services expense payable (see note 3)	1,674	2,324
Interest payable (see note 8)	1,917	1,665
Other liabilities and accrued expenses	1,339	813

Total liabilities	$752,033	$734,606

Commitments and contingencies (see note 12 and 13)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,248,525 and 42,464,762 shares issued and outstanding, respectively	$422	$425
Paid-in capital in excess of par	990,586	993,991
Distributions in excess of net investment income	(12,943)	(15,592)
Accumulated net realized loss	(64,069)	(64,009)
Net unrealized depreciation	(5,153)	(32,117)

Total net assets	$908,843	$882,698

Net Asset Value Per Share	$21.51	$20.79

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$30,702	$18,830	$54,299	$35,153
Companies more than 25% owned	477	683	1,008	1,383
Dividends:
Companies less than 5% owned	—	2	—	2
Companies more than 25% owned	9,866	8,459	19,752	16,936
Other income:
Companies less than 5% owned	299	—	299	125
Companies more than 25% owned	25	4	44	9

Total investment income	41,369	27,978	75,402	53,608

EXPENSES:
Management fees (see note 3)	$7,179	$6,036	$13,927	$11,901
Performance-based incentive fees (see note 3)	5,877	—	9,112	—
Interest and other credit facility expenses (see note 8)	5,543	3,629	10,564	7,230
Administrative services expense (see note 3)	1,481	1,560	2,800	2,599
Other general and administrative expenses	1,756	762	2,551	1,497

Total expenses	21,836	11,987	38,954	23,227

Net investment income	$19,533	$15,991	$36,448	$30,381

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$38	$(452)	$38	$(5,231)
Companies 5% to 25% owned	(100)	(350)	(100)	(1,400)
Companies more than 25% owned	—	20	—	20

Net realized loss on investments and cash equivalents	(62)	(782)	(62)	(6,611)
Net realized gain (loss) on foreign currencies	1	—	2	(3)

Net realized loss	(61)	(782)	(60)	(6,614)

Net change in unrealized gain (loss) on investments and cash equivalents	15,704	2,063	26,964	4,431
Net change in unrealized gain (loss) on foreign currencies	(1)	4	—	(23)

Net change in unrealized gain (loss)	15,703	2,067	26,964	4,408

Net realized and unrealized gain (loss) on investments, cash equivalents and foreign currencies	15,642	1,285	26,904	(2,206)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$35,175	$17,276	$63,352	$28,175

EARNINGS PER SHARE (see note 5)	$0.83	$0.41	$1.50	$0.66

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Six months ended June 30, 2016 (unaudited)	Year ended December 31, 2015
Increase in net assets resulting from operations:
Net investment income	$36,448	$64,356
Net realized loss	(60)	(4,874)
Net change in unrealized gain (loss)	26,964	(45,402)

Net increase in net assets resulting from operations	63,352	14,080

Distributions to stockholders:
From net investment income	(33,799)	(67,944)

Capital transactions:
Repurchases of common stock	(3,408)	(6)

Net decrease in net assets resulting from capital transactions	(3,408)	(6)

Total increase (decrease) in net assets	26,145	(53,870)
Net assets at beginning of period	882,698	936,568

Net assets at end of period(1)	$908,843	$882,698

Capital stock activity:
Common stock repurchased	(216,237)	(400)

Net decrease from capital stock activity	(216,237)	(400)

(1)	Includes overdistributed net investment income of ($12,943) and ($15,592), respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$63,352	$28,175
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments and cash equivalents	62	6,611
Net realized (gain) loss on foreign currencies	(2)	3
Net change in unrealized (gain) loss on investments and cash equivalents	(26,964)	(4,431)
Net change in unrealized (gain) loss on foreign currencies	—	(23)
(Increase) decrease in operating assets:
Purchase of investments	(230,219)	(237,051)
Proceeds from disposition of investments	86,931	83,786
Capitalization of payment-in-kind interest	—	(272)
Collections of payment-in-kind interest	53	—
Receivable for investments sold	(2,631)	(27,932)
Interest receivable	(3,655)	(1,384)
Dividends receivable	(938)	12
Prepaid expenses and other assets	(269)	(203)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(127,794)	53,598
Management fee payable	656	(73)
Performance-based incentive fee payable	4,469	(4,198)
Administrative services expense payable	(650)	(1,230)
Interest payable	252	(11)
Other liabilities and accrued expenses	526	55

Net Cash Used in Operating Activities	(236,821)	(104,568)

Cash Flows from Financing Activities:
Cash distributions paid	(33,886)	(33,972)
Deferred financing costs	55	19
Repurchase of common stock	(3,408)	—
Proceeds from borrowings	368,000	—
Repayment of borrowings	(228,000)	—

Net Cash Provided by (Used in) Financing Activities	102,761	(33,953)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(134,060)	(138,521)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	277,570	635,340

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$143,510	$496,819

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,312	$7,241

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2016

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (11)	LIBOR Floor	Interest Rate (1)		Acquisition Date	Maturity Date		Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 106.6%
AccentCare, Inc	Health Care Providers & Services	L+950	1.00%	10.50%		9/3/2015	9/3/2022		$17,500	$17,219	$17,238
Achaogen, Inc	Pharmaceuticals	L+699	1.00%	7.99%		8/5/2015	8/5/2019		25,000	25,018	24,750
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+850	1.00%	9.50%		2/20/2014	8/24/2021		29,000	28,709	25,520
Aeropostale, Inc	Specialty Retail	L+500	—	5.69%		5/9/2016	5/9/2017		14,063	13,661	13,570
AgaMatrix, Inc	Health Care Equipment & Supplies	L+835	—	8.81%		2/6/2015	2/1/2019		10,000	9,956	9,950
AirXpanders, Inc	Health Care Equipment & Supplies	—	—	7.34%		4/22/2016	7/14/2017		1,750	1,671	1,750
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650	1.00%	7.50%		5/5/2016	12/8/2021		20,737	18,698	18,663
Amerilife Group, LLC	Insurance	L+875	1.00%	9.75%		7/9/2015	1/10/2023		15,000	14,727	14,700
Argo Turboserve Corporation & Argo Tech, LLC	Air Freight & Logistics	L+1025	—	10.93%		5/2/2014	5/2/2018		13,131	13,131	12,999
Assurex Health, Inc	Health Care Providers & Services	L+350	1.75%	5.25%		4/22/2016	7/17/2019		2,500	2,480	2,428
Assurex Health, Inc	Health Care Providers & Services	L+615	1.75%	7.90%		4/22/2016	7/17/2019		15,000	14,673	14,565
Asurion, LLC	Insurance	L+750	1.00%	8.50%		2/27/2014	3/3/2021		13,200	12,852	12,764
AviatorCap SII, LLC I (3)	Aerospace & Defense	—	—	12.00%		5/31/2011	1/31/2019		711	711	711
AviatorCap SII, LLC II (3)	Aerospace & Defense	—	—	11.00%		8/23/2011	1/31/2019		127	127	127
Axcella Health Inc. (fka Pronutria Biosciences, Inc.)	Pharmaceuticals	L+880	—	9.25%		8/7/2015	8/31/2019		20,000	20,036	20,000
Bishop Lifting Products, Inc. (8)	Trading Companies & Distributors	L+800	1.00%	9.00%		3/24/2014	3/27/2022		25,000	24,812	18,000
Breathe Technologies, Inc	Health Care Equipment & Supplies	L+830	—	8.75%		11/5/2015	11/5/2019		15,000	14,973	14,550
CAMP International Holding Company	Aerospace & Defense	L+725	1.00%	8.25%		12/2/2013	11/30/2019		5,000	5,000	4,900
CardioDx, Inc	Health Care Providers & Services	P+670	—	10.20%		6/18/2015	4/1/2019		7,500	7,542	7,125
Cardiva Medical, Inc	Health Care Equipment & Supplies	L+870	—	9.15%		8/19/2015	8/19/2019		8,500	8,590	8,372
CAS Medical Systems, Inc	Health Care Equipment & Supplies	L+875	—	9.21%		6/30/2016	7/1/2020		6,000	5,962	5,962
Cerapedics, Inc	Health Care Equipment & Supplies	—	—	8.68-8.78%		4/22/2016	3/1/2019		7,631	7,230	7,593
Cianna Medical, Inc	Health Care Equipment & Supplies	—	—	8.67%		4/22/2016	6/18/2019		6,000	5,690	6,000
CIBT Holdings, Inc	Professional Services	L+525	1.00%	6.25%		6/28/2016	6/28/2022		5,254	5,201	5,201
Clinical Ink, Inc	Health Care Technology	L+850	0.70%	9.20%		3/8/2016	3/8/2020		6,500	6,455	6,435
Concentra, Inc	Health Care Facilities	L+800	1.00%	9.00%		5/8/2015	6/1/2023		18,500	18,332	18,315
Conventus Orthopaedics, Inc	Health Care Equipment & Supplies	L+865	—	9.10%		6/15/2016	6/1/2020		5,250	5,136	5,132
Datapipe, Inc	IT Services	L+750	1.00%	8.50%		8/14/2014	9/15/2019		27,000	26,570	26,460
Delphinus Medical Technologies, Inc	Health Care Equipment & Supplies	—	—	9.25-9.30%		4/22/2016	2/23/2017		1,600	1,533	1,608
Direct Buy Inc.(4)**	Multiline Retail	—	—	12.00% PI	K	11/5/2012	10/31/2019		10,468	8,511	1,361
DISA Holdings Acquisition Subsidiary Corp	Professional Services	L+850	1.00%	9.50%		12/9/2014	6/9/2021		51,476	50,848	49,417
Easyfinancial Services, Inc. (5)(6)	Consumer Finance	BA+699	1.00%	7.99%		9/27/2012	10/4/2019	C$	10,000	9,261	7,683
Emerging Markets Communications, LLC	Wireless Telecommunication Services	L+962.5	1.00%	10.63%		6/29/2015	7/1/2022		$27,000	26,635	27,000
Entegrion, Inc	Health Care Equipment & Supplies	—	—	10.03%		4/22/2016	4/1/2017		1,000	956	1,008
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675	1.00%	7.75%		12/7/2015	12/14/2021		14,925	14,717	14,925
Filtration Group Corp	Industrial Conglomerates	L+725	1.00%	8.25%		11/15/2013	11/21/2021		1,571	1,560	1,552
Genoa, A QoL Healthcare Company, LLC	Health Care Providers & Services	L+775	1.00%	8.75%		4/21/2015	4/30/2023		14,000	13,875	13,930
Global Tel*Link Corporation	Communications Equipment	L+375	1.25%	5.00%		11/6/2015	5/23/2020		7,369	5,854	6,674
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%		5/21/2013	11/23/2020		18,500	18,241	15,401
Greystone Select Holdings LLC & Greystone & Co., Inc	Thrifts & Mortgage Finance	L+800	1.00%	9.00%		3/25/2014	3/26/2021		9,753	9,711	9,558
Hyland Software, Inc	Software	L+725	1.00%	8.25%		6/12/2015	6/30/2023		5,000	4,977	4,900
IHS Intermediate, Inc	Health Care Providers & Services	L+825	1.00%	9.25%		6/19/2015	7/20/2022		25,000	24,550	23,750
Inmar Acquisition Sub, Inc	Professional Services	L+700	1.00%	8.00%		1/27/2014	1/27/2022		10,000	9,924	9,900
K2 Pure Solutions NoCal, L.P	Chemicals	L+900	1.00%	10.00%		8/19/2013	8/19/2019		7,475	7,386	7,326
Kore Wireless Group, Inc	Wireless Telecommunication Services	L+825	1.00%	9.25%		9/12/2014	3/12/2021		55,500	54,628	54,390
Landslide Holdings, Inc	Software	L+725	1.00%	8.25%		2/25/2014	2/25/2021		16,300	16,281	15,852
LegalZoom.com, Inc	Internet Software & Services	L+700	1.00%	8.00%		5/13/2015	5/13/2020		49,375	48,476	49,375
Lumeris Solutions Company, LLC	Health Care Technology	—	—	9.42%		4/22/2016	12/27/2017		11,667	11,431	11,667
Mitralign, Inc	Health Care Equipment & Supplies	—	—	9.48%		4/22/2016	12/1/2018		2,083	1,972	2,063
Nabsys 2.0 LLC	Life Sciences Tools & Services	—	—	8.90%		4/22/2016	10/13/2018		5,524	5,249	5,524
OraMetrix, Inc	Health Care Technology	—	—	9.50%		4/22/2016	11/21/2017		7,000	6,652	6,930
PhyMed Management LLC	Health Care Providers & Services	L+875	1.00%	9.75%		12/18/2015	5/18/2021		32,321	31,126	31,028
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+885	—	9.30%		4/21/2016	4/21/2020		5,000	4,894	4,880
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%		11/25/2015	11/25/2021		1,045	1,035	1,035
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+840	1.00%	9.40%		11/25/2015	11/25/2021		8,900	8,735	8,544
Rapid Micro Biosystems, Inc.	Life Sciences Tools & Services	L+880	—	9.26%		6/30/2015	6/30/2019		16,000	16,134	15,760
Rug Doctor LLC (3)	Diversified Consumer Services	L+975	1.50%	11.25%		12/23/2013	12/31/2018		9,111	8,881	9,111
Salient Partners, L.P	Asset Management	L+850	1.00%	9.50%		6/10/2015	6/9/2021		15,620	15,351	15,034
SOINT, LLC (3)	Aerospace & Defense	—	—	15.00%		6/8/2012	11/30/2018		3,213	3,203	3,213
Southern Auto Finance Company (6)	Consumer Finance	—	—	11.15%		10/19/2011	12/4/2018		25,000	24,774	24,750
Sunesis Pharmaceuticals, Inc.	Pharmaceuticals	L+854	—	9.01%		3/31/2016	4/1/2020		7,500	7,343	7,435
Syngen, Inc	Life Sciences Tools & Services	—	—	11.18%		4/22/2016	6/1/2017		433	414	442
T2 Biosystems, Inc.	Health Care Equipment & Supplies	L+705	—	7.50%		7/11/2014	7/1/2019		25,000	25,231	25,000
TierPoint, LLC	IT Services	L+875- 887.5	1.00%	9.75-9.88%		12/2/2014	12/2/2022		34,000	33,624	32,810
TMK Hawk Parent, Corp. (TriMark)	Trading Companies and Distributors	L+750	1.00%	8.50%		9/26/2014	10/1/2022		20,000	19,833	19,900
TouchTunes Interactive Networks, Inc	Media	L+825	1.00%	9.25%		5/28/2015	5/27/2022		14,000	13,814	13,650
Trevi Therapeutics, Inc	Pharmaceuticals	L+775	—	8.21%		12/29/2014	6/29/2018		7,500	7,597	7,463
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+925	1.00%	10.25%		9/24/2014	9/24/2020		30,000	29,772	29,850
USGI Medical, Inc	Health Care Equipment & Supplies	—	—	8.19-8.33%		4/22/2016	12/26/2017		3,088	2,937	3,065
Varilease Finance, Inc	Multi-Sector Holdings	L+825	1.00%	9.25%		8/22/2014	8/24/2020		48,000	47,338	47,640
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%		6/22/2016	4/20/2021		2,854	2,798	2,797

Total Bank Debt/Senior Secured Loans										$993,224	$968,981

Subordinated Debt/Corporate Notes — 8.3%
Alegeus Technologies Holdings Corp	Health Care Technology	L+1200	1.00%	13.00%		6/24/2012	2/15/2019		28,200	$27,884	$27,918
WireCo Worldgroup Inc.	Building Products			9.00%		6/28/2012	5/15/2017		48,000	47,893	47,400

Total Subordinated Debt/Corporate Notes										$75,777	$75,318

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2016

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Shares/Units	Cost	Fair Value
Preferred Equity — 1.8%
SOAGG LLC (3)(6)(7)	Aerospace & Defense	8.00%	12/14/2010	6/30/2018	6,254	$6,254	$6,450
SOINT, LLC (3)(6)(7)	Aerospace & Defense	15.00%	6/8/2012	11/30/2018	86,667	8,667	9,317

Total Preferred Equity						$14,921	$15,767

Common Equity/Equity Interests/Warrants—46.5%
AgaMatrix Inc. Warrants*	Health Care Equipment & Supplies		2/6/2015		125,314	$144	$147
Ark Real Estate Partners LP (2)(3)*	Diversified Real Estate Activities		3/12/2007		—	527	364
Ark Real Estate Partners II LP (2)(3)*	Diversified Real Estate Activities		10/23/2012		—	12	9
B Riley Financial Inc. (Great American)	Research & Consulting Services		3/16/2007		38,015	2,684	364
CardioDx, Inc. Warrants*	Health Care Providers & Services		6/18/2015		39,863	129	—
CAS Medical Systems, Inc. Warrants*	Health Care Equipment & Supplies		6/30/2016		48,518	38	38
Conventus Orthopaedics, Inc. Warrants*	Health Care Equipment & Supplies		6/15/2016		157,500	65	64
Crystal Financial LLC (3)(6)(9)	Diversified Financial Services		12/28/2012		275,000	275,000	297,500
Direct Buy Inc. (4)*	Multiline Retail		11/5/2012		76,999	—	—
PQ Bypass, Inc. Warrants*	Health Care Equipment & Supplies		4/21/2016		176,471	70	60
RD Holdco Inc. (Rug Doctor) (3)*	Diversified Consumer Services		12/23/2013		231,177	15,683	16,758
RD Holdco Inc. (Rug Doctor) Class B (3)*	Diversified Consumer Services		12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)*	Diversified Consumer Services		12/23/2013		30,370	381	308
Senior Secured Unitranche Loan Program LLC (3)(6)	Asset Management		11/25/2015		—	103,894	101,742
Sunesis Pharmaceuticals, Inc. Warrants*	Pharmaceuticals		3/31/2016		624,006	118	94

Total Common Equity/Equity Interests/Warrants						$403,961	$422,664

Total Investments (10) — 163.2%						$1,487,883	$1,482,730

					Par Amount
Cash Equivalents — 15.6%
U.S. Treasury Bill	Government		6/29/2016	7/21/2016	$142,000	$141,988	$141,988

Total Investments & Cash Equivalents — 178.8%						$1,629,871	$1,624,718
Liabilities in Excess of Other Assets — (78.8%)							(715,875)

Net Assets — 100.0%							$908,843

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2016.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.
(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2016 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend /Other Income	Fair Value at June 30, 2016
ARK Real Estate Partners LP	$364	$—	$—	$—	$—	$364
ARK Real Estate Partners II LP	9	—	—	—	—	9
AviatorCap SII, LLC I	914	—	202	—	49	711
AviatorCap SII, LLC II	350	—	222	—	13	127
Crystal Financial LLC	290,000	—	—	—	15,800	297,500
RD Holdco Inc. (Rug Doctor, common equity).	14,335	—	—	—	—	16,758
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	214	—	—	—	—	308
Rug Doctor LLC	8,838	—	—	—	572	9,111
Senior Secured Unitranche Loan Program LLC	80,677	23,234	—	—	3,035	101,742
SOAGG LLC	8,632	—	1,958	—	304	6,450
SOINT, LLC	5,705	—	2,492	—	383	3,213
SOINT, LLC (preferred equity)	9,316	—	—	—	648	9,317

	$424,570	$23,234	$4,874	$—	$20,804	$450,826

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2016 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)		Interest/ Dividend Income	Fair Value at June 30, 2016
Direct Buy Inc. (common equity)	$—	$—	$—	$—		$—	$—
Direct Buy Inc. (senior secured loan)	1,233	601	—	—		—	1,361
DSW Group Holdings LLC	—	—	—	(100	)†	—	—

	$1,233	$601	$—	$(100)		$—	$1,361

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2016

(in thousands, except share/unit amounts)

(5)	The following entity is domiciled outside the United States and the investments are denominated in Canadian Dollars: Easyfinancial Services, Inc. in Canada.
(6)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2016, on a fair value basis, non-qualifying assets in the portfolio represented 26.6% of the total assets of the Company.
(7)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(8)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(9)	Investment represents the operating company after consolidation of the holding company Crystal Capital Financial Holdings LLC.
(10)	Aggregate net unrealized depreciation for U.S. federal income tax purposes is $18,958; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $27,291 and $46,249, respectively, based on a tax cost of $1,501,688. All of the Company’s investments are pledged as collateral against the borrowings outstanding on the revolving credit facilities.
(11)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
*	Non-income producing security.
**	Investment is on non-accrual status.
†	Represents estimated change in receivable balance.

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2016
Diversified Financial Services	20.1%
Health Care Providers & Services	11.8%
Asset Management	7.9%
Health Care Equipment & Supplies	6.6%
Wireless Telecommunications Services	5.5%
Professional Services	4.4%
Pharmaceuticals	4.0%
IT Services	4.0%
Health Care Technology	3.6%
Internet Software & Services	3.3%
Building Products	3.2%
Multi-Sector Holdings	3.2%
Communications Equipment	2.7%
Trading Companies & Distributors	2.6%
Consumer Finance	2.1%
Diversified Consumer Services	2.1%
Insurance	1.9%
Aerospace & Defense	1.7%
Chemicals	1.5%
Life Sciences Tools & Services	1.5%
Health Care Facilities	1.4%
Software	1.4%
Air Freight & Logistics	0.9%
Media	0.9%
Specialty Retail	0.9%
Thrifts & Mortgage Finance	0.6%
Industrial Conglomerates	0.1%
Multiline Retail	0.1%
Diversified Real Estate Activities	0.0%
Research & Consulting Services	0.0%

Total Investments	100.0%

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

Subordinated Debt/Corporate Notes —7.6%
Alegeus Technologies Holdings Corp	Health Care Technology			12.00%	6/24/2012	2/15/2019		28,200	$27,835	$27,354
WireCo Worldgroup Inc.	Building Products			9.00%	6/28/2012	5/15/2017		48,000	47,837	39,960

Total Subordinated Debt/Corporate Notes									$75,672	$67,314

							Shares/ Units
Preferred Equity —2.0%
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

June 30, 2016

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

June 30, 2016

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

The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)	Under procedures established by our board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third-party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of Solar Capital Partners, LLC (the “Investment Adviser”), does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board. Such determination of fair values involves subjective judgments and estimates.

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

June 30, 2016

(in thousands, except share amounts)

(5)	the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient as fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. Escrow receivables, if any, included in the receivables for investments sold in the Consolidated Statements of Assets and Liabilities are reviewed quarterly and the value of the receivable is adjusted as necessary. For the six months ended June 30, 2016, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2016

(in thousands, except share amounts)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2016

(in thousands, except share amounts)

(m)	The Company records expenses related to shelf registration statements and applicable equity offering costs as prepaid assets. These expenses are typically charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25. Certain subsequent costs are expensed per the AICPA Audit & Accounting Guide for Investment Companies.

(n)	Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on investments may be recognized as income or applied to principal depending on management’s judgment.

(o)	The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less would qualify, with limited exceptions. The Company believes that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

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

Note 3. Agreements

Solar Capital has an Advisory Agreement with the Investment Adviser, under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to, Solar Capital. For

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2016

(in thousands, except share amounts)

providing these services, the Investment Adviser receives a fee from Solar Capital, consisting of two components—a base management fee and an incentive fee. The base management fee is determined by taking the average value of Solar Capital’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and six months ended June 30, 2016 and 2015.

For the three and six months ended June 30, 2016, the Company recognized $7,179 and $13,927, respectively, in base management fees and $5,877 and $9,112, respectively, in performance-based incentive fees. During the three months ended June 30, 2016, $795 of performance-based incentive fees that were waived in the quarter ended March 31, 2016 were recaptured in the current quarter as the Company’s net investment income during the six months ended June 30, 2016 exceeded distributions declared during the six months ended June 30, 2016. For the three and six months ended June 30, 2015, the Company recognized $6,036 and $11,901, respectively, in base management fees and $0 and $0, respectively, in performance-based incentive fees.

Solar Capital has also entered into an Administration Agreement with Solar Capital Management, LLC (the “Administrator”) under which the Administrator provides administrative services to Solar Capital. For providing

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2016

(in thousands, except share amounts)

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

For the three and six months ended June 30, 2016, the Company recognized expenses under the Administration Agreement of $1,481 and $2,800, respectively. For the three and six months ended June 30, 2015, the Company recognized expenses under the Administration Agreement of $1,560 and $2,599, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2016 and 2015.

Note 4. Net Asset Value Per Share

At June 30, 2016, the Company’s total net assets and net asset value per share were $908,843 and $21.51, respectively. This compares to total net assets and net asset value per share at December 31, 2015 of $882,698 and $20.79, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$35,175	$17,276	$63,352	$28,175
Denominator—weighted average shares:	42,248,525	42,465,162	42,267,866	42,465,162
Earnings per share:	$0.83	$0.41	$1.50	$0.66

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

June 30, 2016

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2016 and December 31, 2015:

Fair Value Measurements

As of June 30, 2016

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$41,291	$927,690	$—	$968,981
Subordinated Debt/Corporate Notes	—	—	75,318	—	75,318
Preferred Equity	—	—	15,767	—	15,767
Common Equity/Equity Interests/Warrants	364	—	320,558	101,742	422,664

Total Investments	$364	$41,291	$1,339,333	$101,742	$1,482,730

Liabilities:
Credit Facility and Senior Secured Notes	$—	$—	$472,900	$—	$472,900

*	In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient as fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2016

(in thousands, except share amounts)

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

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the six months ended June 30, 2016 and the year ended December 31, 2015 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2016 and December 31, 2015:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Equity Interests/ Warrants
Fair value, December 31, 2015	$800,291	$67,314	$17,948	$310,239
Total gains or losses included in earnings:
Net realized gain (loss)	44	—	—	—
Net change in unrealized gain (loss)	6,608	7,898	(223)	9,983
Purchase of investment securities	205,759	106	—	336
Proceeds from dispositions of investment securities	(85,012)	—	(1,958)	—
Transfers in/out of Level 3	—	—	—	—

Fair value, June 30, 2016	$927,690	$75,318	$15,767	$320,558

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$5,460	$7,898	$(223)	$9,983

During the six months ended June 30, 2016, there were no transfers in and out of Levels 1 and 2.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2016

(in thousands, except share amounts)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2016:

Credit Facility and Senior Secured Notes	For the six months ended June 30, 2016
Beginning fair value	$332,900
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	368,000
Repayments	(228,000)
Transfers in/out of Level 3	—

Ending fair value	$472,900

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the Senior Secured Notes, in accordance with ASC 825-10. On June 30, 2016, there were borrowings of $397,900 and $75,000, respectively, on the Credit Facility and the Senior Secured Notes. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility and Senior Secured Notes.

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

June 30, 2016

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of June 30, 2016 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2016		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$ $	926,329 1,361	Yield Analysis Enterprise Value	Market Yield EBITDA Multiple	5.5% – 18.0% (10.8%) 4.0x – 5.0x (4.5x)
Subordinated Debt/Corporate Note	Asset		$75,318	Yield Analysis	Market Yield	14.7% –16.9% (16.1%)
Preferred Equity	Asset		$15,767	Yield Analysis	Market Yield	8.0% – 11.5% (10.1%)
Common Equity/Equity Interests/Warrants	Asset	$ $	23,058 297,500	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	5.5x – 6.5x (6.0x) 7.5% – 14.2% (11.6%)
Credit Facility	Liability		$397,900	Yield Analysis	Market Yield	L+1.5% – L+4.8% (L+2.3%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	5.6% – 6.1% (5.9%)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2016

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

As of June 30, 2016 and December 31, 2015, there were no open forward foreign currency contracts outstanding. The Company also had no derivatives designated as hedging instruments at June 30, 2016 and December 31, 2015.

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

Revolving and Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440,000 of revolving credit and $50,000 in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50,000 of revolving credit, bringing the total revolving credit capacity to $490,000. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2016

(in thousands, except share amounts)

ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. At June 30, 2016, outstanding USD equivalent borrowings under the Credit Facility totaled $397,900.

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

The average annualized interest cost for all borrowings for the six months ended June 30, 2016 and the year ended December 31, 2015 was 4.10% and 5.13%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the Unsecured Notes, and the Senior Secured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the six months ended June 30, 2016 and the year ended December 31, 2015 were $577,900 and $434,900, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2016

(in thousands, except share amounts)

Note 9. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the six months ended June 30, 2016 and for the year ended December 31, 2015:

	Six months ended June 30, 2016 (unaudited)	Year ended December 31, 2015
Per Share Data: (a)
Net asset value, beginning of year	$20.79	$22.05

Net investment income	0.86	1.52
Net realized and unrealized gain (loss)	0.63	(1.18)

Net increase in net assets resulting from operations	1.49	0.34
Distributions to stockholders:
From net investment income	(0.80)	(1.60)
Anti-dilution	0.03	—

Net asset value, end of period	$21.51	$20.79

Per share market value, end of period	$19.05	$16.43
Total Return (b)	21.12%	(0.29)%
Net assets, end of period	$908,843	$882,698
Shares outstanding, end of period	42,248,525	42,464,762
Ratios to average net assets (c):
Net investment income	4.12%	6.94%

Operating expenses	3.21%	3.84%*
Interest and other credit facility expenses	1.19%	1.68%

Total expenses	4.40%	5.52%*

Average debt outstanding	$491,416	$262,341
Portfolio turnover ratio	6.6%	13.0%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of a voluntary incentive fee waiver (see note 3). For the year ended December 31, 2015, the ratios of operating expenses to average net assets and total expenses to average net assets would be 4.02% and 5.70%, respectively, without the voluntary incentive fee waiver.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2016

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
Fiscal 2016 (through June 30, 2016)	$347,900	$1,571	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2016 (through June 30, 2016)	$100,000	$451	—	$991
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2016 (through June 30, 2016)	$75,000	$338	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2016 (through June 30, 2016)	$50,000	$226	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2016 (through June 30, 2016)	$572,900	$2,586	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2016

(in thousands, except share amounts)

(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of June 30, 2016, asset coverage was 258.6%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2016, 2015, 2014, 2013 and 2012 periods was $99,061, $98,196, $94,301, $93,392, and $92,302, respectively.

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

As of June 30, 2016 Crystal Financial LLC had 33 funded commitments to 30 different issuers with a total par value of approximately $517,382 on total assets of $568,282. As of December 31, 2015, Crystal Financial LLC had 28 funded commitments to 26 different issuers with a total par value of approximately $465,128 on total assets of $518,288. As of June 30, 2016 and December 31, 2015, all loans were floating rate with the largest loan outstanding totaling $35,690 and $34,250, respectively. For the same periods, the average exposure per issuer was $17,246 and $17,890, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $283,390 and $232,922 of borrowings outstanding at June 30, 2016 and December 31, 2015, respectively. For the three months ended June 30, 2016 and 2015, Crystal Financial LLC had net income of $8,465 and $9,376, respectively, on gross income of $17,852 and $15,431, respectively. For the six months ended June 30, 2016 and 2015, Crystal Financial LLC had net income of $17,664 and $17,327, respectively, on gross income of $33,063 and $28,370, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 11. Stock Repurchase Programs

On July 31, 2013, the Board authorized a program for the purpose of repurchasing up to $100,000 of the Company’s common stock. Under the repurchase program, the Company could have, but was not obligated to,

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2016

(in thousands, except share amounts)

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

On October 7, 2015, the Board authorized a new share repurchase program to purchase common stock in the open market in an amount up to $30,000. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Unless amended or extended by the Board, the Company expects the repurchase program to be in place until the earlier of October 7, 2016 or until $30,000 of the Company’s outstanding shares of common stock have been repurchased. During the three months ended March 31, 2016, the Company repurchased 216,237 shares at an average price of $15.76 per share, inclusive of commissions. This represented a discount of approximately 25.2% of the net asset value per share at March 31, 2016. No shares were repurchased in the three months ended June 30, 2016. The total dollar amount of shares repurchased in the six months ended June 30, 2016 is $3,408, leaving a maximum of $26,586 available for future program purchases. During the year ended December 31, 2015, the Company repurchased 400 shares at an average price of $15.98 per share, inclusive of commissions, for a total dollar amount of $6.

Note 12. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of June 30, 2016 and December 31, 2015 is $72,255 and $65,833, respectively, comprised of the following:

	June 30, 2016	December 31, 2015
Crystal Financial LLC	$50,000	$50,000
Aeropostale, Inc	15,938	—
Assurex Health, Inc	2,500	—
Conventus Orthopaedics, Inc	2,250	—
CIBT Holdings, Inc	968	—
VetCor Professional Practices LLC	599	—
Achaogen, Inc.	—	10,000
AgaMatrix, Inc.	—	3,333
CardioDx, Inc.	—	2,500

Total Commitments*	$72,255	$65,833

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2016

(in thousands, except share amounts)

As of June 30, 2016 and December 31, 2015, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitment to SSLP disclosed in Note 13.

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

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200,000 senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were no borrowings outstanding as of June 30, 2016. As of June 30, 2016 and December 31, 2015, the Company and Voya contributed combined equity capital in the amount of $118,736 and $92,183, respectively. Of the $118,736 of contributed equity capital at June 30, 2016, the Company contributed $29,884 in the form of investments and $74,010 in the form of cash and Voya contributed $14,842 in the form of cash. As of June 30, 2016, the Company and Voya’s remaining commitments to SSLP totaled $71,106 and $10,158, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of June 30, 2016 and December 31, 2015, SSLP had total assets of $156,490 and $92,528, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 7 and 4

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2016

(in thousands, except share amounts)

different borrowers, respectively. For the three months ended June 30, 2016, SSLP invested $41,548 in 4 portfolio companies. Investments prepaid totaled $250 for the three months ended June 30, 2016. At June 30, 2016 and December 31, 2015, the weighted average yield of SSLP’s portfolio was 7.6% and 8.5%, respectively, measured at fair value and 7.6% and 8.5%, respectively, measured at cost.

SSLP Portfolio as of June 30, 2016

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	6.75%	9/3/21	$4,938	$4,938	$4,938
CIBT Holdings, Inc. (4)	Professional Services	L+525	1.00%	6.25%	6/28/22	13,134	13,003	13,003
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	7.75%	12/14/21	34,825	34,339	34,825
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	20,677	20,367	20,367
PSKW, LLC & PDR, LLC (4)	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/21	2,613	2,589	2,586
PSKW, LLC & PDR, LLC (4)	Health Care Providers & Services	L+840	1.00%	9.40%	11/25/21	22,250	21,837	21,360
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	19,707	19,533	19,707
VetCor Professional Practices LLC (4)	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	17,394	17,328	17,046

							$133,934	$133,832

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP Portfolio as of December 31, 2015 (audited)

Description	Industry	Interest Rate (1)	Maturity Date	Par Amount	Cost	Fair Value (2)
Falmouth Group Holdings Corp. (AMPAC) (3)	Chemicals	9.25%	12/14/21	$35,000	$34,478	$34,475
PSKW, LLC & PDR, LLC (3)	Health Care Providers & Services	5.25%	11/25/21	2,750	2,723	2,723
PSKW, LLC & PDR, LLC (3)	Health Care Providers & Services	9.42%	11/25/21	22,250	21,810	21,805
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	6.00%	12/31/19	19,757	19,561	19,559
VetCor Professional Practices LLC	Health Care Facilities	7.00%	4/20/21	13,197	13,197	13,197

					$91,769	$91,759

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its Consolidated Statements of Assets and Liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2016

(in thousands, except share amounts)

Below is certain summarized financial information for SSLP as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016:

	June 30, 2016	December 31, 2015 (audited)
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $133,934 and $91,769, respectively)	$133,832	$91,759
Cash and other assets	22,658	769

Total assets	$156,490	$92,528

Payable for investments purchased	$38,307	$—
Distributions payable	1,695	253
Accrued expenses and other payables	211	72

Total liabilities	$40,213	$325

Members’ equity	$116,277	$92,203

Total liabilities and members’ equity	$156,490	$92,528

	Three months ended June 30, 2016	Six months ended June 30, 2016
Selected Income Statement Information for SSLP:
Interest income	$1,913	$3,759

Service fees	$20	$35
Interest and other credit facility expenses	2,651 *	2,651	*
Other general and administrative expenses	30	65

Total expenses	$2,701	$2,751

Net investment income (loss)	$(788)	$1,008

Net change in unrealized gain (loss) on investments	625	(92)

Net income (loss)	$(163)	$916

*	SSLP made an irrevocable election to apply the fair value option of accounting to the SSLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the SSLP Facility were expensed during the three and six months ended June 30, 2016. This amount totaled $2,649.

Note 14. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in Crystal Financial LLC for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in Crystal Financial LLC.

On August 2, 2016, our Board declared a quarterly distribution of $0.40 per share payable on October 4, 2016 to holders of record as of September 22, 2016.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the “Company”) as of June 30, 2016, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2016 and 2015, the related consolidated statement of changes in net assets for the six-month period ended June 30, 2016, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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

August 2, 2016

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

As of June 30, 2016, the Investment Adviser has invested approximately $5.6 billion in more than 250 different portfolio companies since it was founded in 2006. Over the same period, the Investment Adviser completed transactions with more than 145 different financial sponsors.

Recent Developments

On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in Crystal Financial LLC for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in Crystal Financial LLC.

On August 2, 2016, our Board declared a quarterly distribution of $0.40 per share payable on October 4, 2016 to holders of record as of September 22, 2016.

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

Portfolio and Investment Activity

During the three months ended June 30, 2016, we invested approximately $182.7 million across 22 portfolio companies. This compares to investing approximately $202.8 million in 12 portfolio companies for the three months ended June 30, 2015. Investments sold, prepaid or repaid during the three months ended June 30, 2016 totaled approximately $60.7 million versus approximately $78.5 million for the three months ended June 30, 2015.

At June 30, 2016, our portfolio consisted of 74 portfolio companies and was invested 65.4% in senior secured loans, 5.1% in subordinated debt, 1.0% in preferred equity and 28.5% in common equity/equity interests and warrants (of which 20.1% is Crystal Financial LLC and 6.9% is Senior Secured Unitranche Loan Program LLC) measured at fair value versus 50 portfolio companies invested 64.2% in senior secured loans, 6.3% in subordinated debt, 1.6% in preferred equity and 27.9% in common equity/equity interests and warrants (of which 26.0% is Crystal Financial LLC) measured at fair value at June 30, 2015.

The weighted average yields on our portfolio of income producing investments were 10.2% and 9.9%, respectively, at June 30, 2016 and June 30, 2015, measured at fair value, and 10.5% and 10.2%, respectively for the same periods, measured at amortized cost.

At June 30, 2016, 90.4% or $1,318.3 million of our income producing investment portfolio* is floating rate and 9.6% or $139.6 million is fixed rate, measured at fair value. At June 30, 2015, 88.9% or $1,021.0 million of our income producing investment portfolio* was floating rate and 11.1% or $127.2 million was fixed rate, measured at fair value. As of June 30, 2016 and 2015, we had one and one issuers on non-accrual status, respectively.

Since inception through June 30, 2016, Solar Capital and its predecessor companies have invested approximately $4.6 billion in 164 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 105 different financial sponsors.

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

As of June 30, 2016, Crystal Financial LLC had 33 funded commitments to 30 different issuers with a total par value of approximately $517.4 million on total assets of $568.3 million. As of December 31, 2015, Crystal

*	We have included Crystal Financial LLC and Senior Secured Unitranche Loan Program LLC as 100% floating rate within our income producing investment portfolio.

Financial LLC had 28 funded commitments to 26 different issuers with a total par value of approximately $465.1 million on total assets of $518.3 million. As of June 30, 2016 and December 31, 2015, all loans were floating rate with the largest loan outstanding totaling $35.7 million and $34.3 million, respectively. For the same periods, the average exposure per issuer was $17.2 million and $17.9 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $283.4 million and $232.9 million of borrowings outstanding at June 30, 2016 and December 31, 2015, respectively. For the three months ended June 30, 2016 and June 30, 2015, Crystal Financial LLC had net income of $8.5 million and $9.4 million, respectively, on gross income of $17.9 million and $15.4 million, respectively. For the six months ended June 30, 2016 and June 30, 2015, Crystal Financial LLC had net income of $17.7 million and $17.3 million, respectively, on gross income of $33.1 million and $28.4 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As of June 30, 2016, and based upon our expectations for Crystal Financial LLC’s portfolio performance, we believe that Crystal Financial LLC will be able to maintain its dividend payments to the Company.

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

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200 million senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were no borrowings outstanding as of June 30, 2016. As of June 30, 2016 and December 31, 2015, the Company and Voya contributed combined equity capital in the amount of $118.7 million and $92.2 million, respectively. Of the $118.7 million of contributed equity capital at June 30, 2016, the

Company contributed $29.9 million in the form of investments and $74.0 million in the form of cash and Voya contributed $14.8 million in the form of cash. As of June 30, 2016, the Company and Voya’s remaining commitments to SSLP totaled $71.1 million and $10.2 million, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of June 30, 2016 and December 31, 2015, SSLP had total assets of $156.5 million and $92.5 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 7 and 4 different borrowers, respectively. For the three months ended June 30, 2016, SSLP invested $41.5 million in 4 portfolio companies. Investments prepaid totaled $0.3 million for the six months ended June 30, 2016. At June 30, 2016 and December 31, 2015, the weighted average yield of SSLP’s portfolio was 7.6% and 8.5%, respectively, measured at fair value and 7.6% and 8.5%, respectively, measured at cost.

SSLP Portfolio as of June 30, 2016 (in thousands)

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	6.75%	9/3/21	$4,938	$4,938	$4,938
CIBT Holdings, Inc. (4)	Professional Services	L+525	1.00%	6.25%	6/28/22	13,134	13,003	13,003
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	7.75%	12/14/21	34,825	34,339	34,825
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	20,677	20,367	20,367
PSKW, LLC & PDR, LLC (4)	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/21	2,613	2,589	2,586
PSKW, LLC & PDR, LLC (4)	Health Care Providers & Services	L+840	1.00%	9.40%	11/25/21	22,250	21,837	21,360
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	19,707	19,533	19,707
VetCor Professional Practices LLC (4)	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	17,394	17,328	17,046

							$133,934	$133,832

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP Portfolio as of December 31, 2015 (audited) (in thousands)

Description	Industry	Interest Rate (1)	Maturity Date	Par Amount	Cost	Fair Value (2)
Falmouth Group Holdings Corp. (AMPAC) (3)	Chemicals	9.25%	12/14/21	$35,000	$34,478	$34,475
PSKW, LLC & PDR, LLC (3)	Health Care Providers & Services	5.25%	11/25/21	2,750	2,723	2,723
PSKW, LLC & PDR, LLC (3)	Health Care Providers & Services	9.42%	11/25/21	22,250	21,810	21,805
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	6.00%	12/31/19	19,757	19,561	19,559
VetCor Professional Practices LLC	Health Care Facilities	7.00%	4/20/21	13,197	13,197	13,197

					$91,769	$91,759

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016:

	June 30, 2016	December 31, 2015 (audited)
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $133,934 and $91,769, respectively)	$133,832	$91,759
Cash and other assets	22,658	769

Total assets	$156,490	$92,528

Payable for investments purchased	$38,307	$—
Distributions payable	1,695	253
Accrued expenses and other payables	211	72

Total liabilities	$40,213	$325

Members’ equity	$116,277	$92,203

Total liabilities and members’ equity	$156,490	$92,528

	Three months ended June 30, 2016	Six months ended June 30, 2016
Selected Income Statement Information for SSLP (in thousands):
Interest income	$1,913	$3,759

Service fees	$20	$35
Interest and other credit facility expenses	2,651 *	2,651	*
Other general and administrative expenses	30	65

Total expenses	$2,701	$2,751

Net investment income (loss)	$(788)	$1,008

Net change in unrealized gain (loss) on investments	625	(92)

Net income (loss)	$(163)	$916

*	SSLP made an irrevocable election to apply the fair value option of accounting to the SSLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the SSLP Facility were expensed during the three and six months ended June 30, 2016. This amount totaled $2,649.

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

On October 7, 2015, the Company announced a share repurchase program to purchase common stock in the open market in an amount up to $30 million. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Unless amended or extended by the Company’s board of directors, the Company expects the repurchase program to be in place until the earlier of October 7, 2016 or until $30 million of the Company’s outstanding shares of common stock have been repurchased. During the three months ended March 31, 2016, the Company repurchased 216,237 shares at an average price of $15.76 per share, inclusive of commissions. This represented a discount of approximately 25.2% of the net asset value per share at March 31, 2016. No shares were repurchased during the three months ended June 30, 2016. The total dollar amount of shares repurchased in the six months ended June 30, 2016 is $3.4 million, leaving a maximum of $26.6 million available for future program purchases. During the year ended December 31, 2015, the Company repurchased 400 shares at an average price of $15.98 per share, inclusive of commissions, for a total dollar amount of $6 thousand.

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

Under procedures established by our board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third-party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of the Investment Adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board. Such determination of fair values involves subjective judgments and estimates.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient as fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. Escrow receivables, if any, included in the receivables for investments sold in the Consolidated Statements of Assets and Liabilities are reviewed quarterly and the value of the receivable is adjusted as necessary. For the six months ended June 30, 2016, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and six months ended June 30, 2016, there was no capitalized PIK income. For the three and six months ended June 30, 2015, capitalized PIK income totaled $0.1 million and $0.3 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended June 30, 2016 and 2015:

Investment Income

For the three and six months ended June 30, 2016, gross investment income totaled $41.4 million and $75.4 million, respectively. For the three and six months ended June 30, 2015, gross investment income totaled $28.0 million and $53.6 million, respectively. The increase in gross investment income for the year over year three and six month periods was primarily due to a larger income producing investment portfolio as well as fees received from the prepayment in June 2016 of loans to The Robbins Company.

Expenses

Expenses totaled $21.8 million and $39.0 million, respectively, for the three and six months ended June 30, 2016, of which $13.1 million and $23.0 million, respectively, were base management fees and performance-based incentive fees and $5.5 million and $10.6 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $3.2 million and $5.4 million, respectively, for the three and six months ended June 30, 2016. Expenses totaled $12.0 million and $23.2 million, respectively, for the three and six months ended June 30, 2015, of which $6.0 million and $11.9 million, respectively, were base management fees and performance-based incentive fees and $3.6 million and $7.2 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.3 million and $4.1 million, respectively, for the three and six months ended June 30, 2015. Expenses generally consist of management and performance-based incentive fees, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the three and six months ended June 30, 2016 versus the three and six months ended June 30, 2015 was primarily due to higher management fees, performance-based incentive fees and interest expense on a larger income producing investment portfolio. During the three months ended June 30, 2016, $0.8 million of performance-based incentive fees that were waived in the quarter ended March 31, 2016 were recaptured in the current quarter as the Company’s net investment income during the six months ended June 30, 2016 exceeded distributions declared during the six months ended June 30, 2016. The Investment Adviser, at its discretion, may in the future fully or partially waive incentive fees. Any such waiver is subject to recapture by the Investment Adviser and reimbursement by the Company should net investment income during and/or for fiscal 2016 equal or exceed distributions declared in fiscal 2016.

Net Investment Income

The Company’s net investment income totaled $19.5 million and $36.4 million, or $0.46 and $0.86, per average share, respectively, for the three and six months ended June 30, 2016. The Company’s net investment income totaled $16.0 million and $30.4 million, or $0.38 and $0.72, per average share, respectively, for the three and six months ended June 30, 2015.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $61 million and $91 million, respectively, for the three and six months ended June 30, 2016. Net realized gains (losses) over the same periods were ($0.1) million and ($0.1) million, respectively. The Company had investment sales and prepayments totaling approximately $79 million and $85 million, respectively, for the three and six months ended June 30, 2015. Net realized gains (losses) over the same periods were ($0.8) million and ($6.6) million, respectively. Net realized losses for the three and six months ended June 30, 2016 were de minimis. Net realized losses for the three and six months ended June 30, 2015 were primarily related to DSW Group Holdings LLC and Quantum Foods, LLC.

Net Change in Unrealized Gain

For the three and six months ended June 30, 2016, net change in unrealized gain on the Company’s assets and liabilities totaled $15.7 million and $27.0 million, respectively. For the three and six months ended June 30, 2015, net change in unrealized gain on the Company’s assets and liabilities totaled $2.1 million and $4.4 million, respectively. Net unrealized gain for the three months ended June 30, 2016 is primarily due to appreciation in the value of our investments in Crystal Financial, LLC, WireCo Worldgroup Inc., Global Tel*Link Corporation, The Robbins Company and LegalZoom.com, Inc., among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Senior Secured Unitranche Loan Program LLC and Rug Doctor, among others. Net unrealized gain for the six months ended June 30, 2016 is primarily due to appreciation in the value of our investments in WireCo Worldgroup Inc., Crystal Financial, LLC, Global Tel*Link Corporation, Asurion, LLC, Rug Doctor, The Robbins Company and LegalZoom.com, Inc., among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Senior Secured Unitranche Loan Program LLC and Bishop Lifting Products, Inc., among others. Net unrealized gain for the three months ended June 30, 2015 is primarily due appreciation in the value of our investments in Bishop Lifting Products, Inc., Crystal Financial LLC, and Radius Health, Inc., among others. Net unrealized gain for the six months ended June 30, 2015 is primarily due to the reversal of unrealized depreciation on our investment in Quantum Foods, LLC, as well as appreciation in the value of our investments in Crystal Financial LLC, Radius Health, Inc., and Varilease Finance, Inc., among others. Partially offsetting the net change in unrealized gain was depreciation in the value of our investments in Direct Buy Inc., Rug Doctor and WireCo Worldgroup Inc., among others.

Net Increase in Net Assets From Operations

For the three and six months ended June 30, 2016, the Company had a net increase in net assets resulting from operations of $35.2 million and $63.4 million, respectively. For the same periods, earnings per average share were $0.83 and $1.50, respectively. For the three and six months ended June 30, 2015, the Company had a net increase in net assets resulting from operations of $17.3 million and $28.2 million, respectively. For the same periods, earnings per average share were $0.41 and $0.66, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in June 2018, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of June 30, 2016, we had a total of $142.1 million of unused borrowing capacity under the Credit Facility, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $142 million in cash equivalents as of June 30, 2016.

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

Revolving & Term Loan Facility

In July 2013, the Company amended its Credit Facility, composed of $440 million of revolving credit and $50 million in term loans. Subsequently, in December 2013, a commitment increase was executed providing an additional $50 million of revolving credit, bringing the total revolving credit capacity to $490 million. Borrowings generally bear interest at a rate per annum equal to the base rate plus 2.25% or the alternate base rate plus 1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in June 2018 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the establishment of the Credit Facility, the predecessor facility and a term loan were retired, resulting in $2.3 million of non-recurring charges to expense unamortized costs in the year ended December 31, 2012. Expenses associated with the July 2013 amendment of the Credit Facility, the retirement of our $100 million revolving credit facility with Wells Fargo Securities, LLC as well as the subsequent December 2013 commitment increase totaled $2.5 million. At June 30, 2016, outstanding USD equivalent borrowings under the Credit Facility totaled $397.9 million.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At June 30, 2016, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of June 30, 2016:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility (1)	$347.9	$—	$347.9	$—	$—
Unsecured senior notes	100.0	—	—	—	100.0
Senior secured notes	75.0	75.0	—	—	—
Term Loans	50.0	—	50.0	—	—

(1)	As of June 30, 2016, we had a total of $142.1 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
Fiscal 2016 (through June 30, 2016)	$347,900	$1,571	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2016 (through June 30, 2016)	$100,000	$451	—	$991
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2016 (through June 30, 2016)	$75,000	$338	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2016 (through June 30, 2016)	$50,000	$226	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2016 (through June 30, 2016)	$572,900	$2,586	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of June 30, 2016, asset coverage was 258.6%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2016, 2015, 2014, 2013 and 2012 periods was $99,061, $98,196, $94,301, $93,392, and $92,302, respectively.

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

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of June 30, 2016 and December 31, 2015 is $72.3 million and $65.8 million, respectively, comprised of the following:

	June 30, 2016	December 31, 2015
(in millions)
Crystal Financial LLC	$50.0	$50.0
Aeropostale, Inc	15.9	—
Assurex Health, Inc	2.5	—
Conventus Orthopaedics, Inc	2.3	—
CIBT Holdings, Inc	1.0	—
VetCor Professional Practices LLC	0.6	—
Achaogen, Inc.	—	10.0
AgaMatrix, Inc.	—	3.3
CardioDx, Inc.	—	2.5

Total Commitments*	$72.3	$65.8

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion (also see Senior Secured Unitranche Loan Program section in Item 7).

As of June 30, 2016 and December 31, 2015, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitment to SSLP disclosed earlier.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2016
August 2, 2016	September 22, 2016	October 4, 2016	$0.40
May 3, 2016	June 23, 2016	July 1, 2016	0.40
February 24, 2016	March 24, 2016	April 1, 2016	0.40

Total 2016			$1.20

Fiscal 2015
November 3, 2015	December 17, 2015	January 6, 2016	$0.40
August 4, 2015	September 24, 2015	October 2, 2015	0.40
May 5, 2015	June 25, 2015	July 1, 2015	0.40
February 25, 2015	March 19, 2015	April 2, 2015	0.40

Total 2015			$1.60

Fiscal 2014
November 4, 2014	December 18, 2014	January 5, 2015	$0.40
August 4, 2014	September 18, 2014	October 1, 2014	0.40
May 5, 2014	June 19, 2014	July 1, 2014	0.40
February 25, 2014	March 20, 2014	April 1, 2014	0.40

Total 2014			$1.60

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

Related party transactions may occur between Solar Capital Ltd. and Crystal Financial LLC, between Solar Capital Ltd. and Senior Secured Unitranche Loan Program LLC and between Solar Capital Ltd. and SSLP 2016-1, LLC. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by either Crystal Financial LLC or Senior Secured Unitranche Loan Program LLC.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the six months ended June 30, 2016, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of June 30, 2016 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2016 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately four cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2016, we have no interest rate hedging instruments outstanding.

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

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the June 27, 2016 filing of our Registration Statement on Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form N-2 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended June 30, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.    Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	First Supplemental Indenture, dated November 16, 2012, relating to the 6.75% Senior Notes due 2042, between the Registrant and U.S. Bank National Association as trustee(3)

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Senior Secured Credit Agreement by and between the Registrant, Citibank, N.A., as administrative agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and SunTrust Bank, as documentation agent(5)

10.3	Amendment No. 1 to the Senior Secured Revolving Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(6)

10.4	First Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC*

10.5	Form of Custodian Agreement(8)

10.6	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(7)

10.7	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.8	Form of Registration Rights Agreement(4)

10.9	Form of Subscription Agreement(4)

10.10	Form of Amended and Restated Limited Liability Company Agreement, dated as of October 15, 2015, between Solar Capital Ltd., Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(9)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on July 6, 2012.
(6)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.
(7)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 3, 2015.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2016.

SOLAR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)