Form 10-Q
period 2016-09-30
Solar Capital Ltd.
filed 2016-11-02
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2016

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 1, 2016 was 42,248,525.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements Consolidated Statements of Assets and Liabilities as of September 30, 2016 (unaudited) and December 31, 2015	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2016 (unaudited) and the three and nine months ended September 30, 2015 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2016 (unaudited) and the year ended December 31, 2015	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 (unaudited) and the nine months ended September 30, 2015 (unaudited)	6

	Consolidated Schedule of Investments as of September 30, 2016 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2015	10

	Notes to Consolidated Financial Statements (unaudited)	13

	Report of Independent Registered Public Accounting Firm	35

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	56

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Mine Safety Disclosures	57

Item 5.	Other Information	57

Item 6.	Exhibits	58

	Signatures	60

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Investments at fair value:
Companies less than 5% owned (cost: $890,455 and $926,055, respectively)	$876,797	$886,788
Companies 5% to 25% owned (cost: $8,511 and $8,511, respectively)	1,294	1,233
Companies more than 25% owned (cost: $460,168 and $410,142, respectively)	483,736	424,570

Total investments (cost: $1,359,134 and $1,344,708, respectively)	1,361,827	1,312,591
Cash	3,755	2,587
Cash equivalents (cost: $289,940 and $274,983, respectively)	289,940	274,983
Receivable for investments sold	9,368	11,374
Interest receivable	6,736	6,408
Dividends receivable	9,753	8,487
Prepaid expenses and other assets	987	874

Total assets	$1,682,366	$1,617,304

Liabilities
Revolving credit facilities (see notes 6 and 8)	$217,700	$207,900
Unsecured senior notes ($100,000 and $100,000 face amounts, respectively, reported net of unamortized debt issuance costs of $2,913 and $2,996, respectively. See note 8)	97,087	97,004
Senior secured notes (see notes 6 and 8)	75,000	75,000
Term loan (see notes 6 and 8)	50,000	50,000
Distributions payable	16,899	16,986
Payable for cash equivalents purchased	289,940	274,983
Management fee payable (see note 3)	7,318	6,523
Performance-based incentive fee payable (see note 3)	4,251	1,408
Administrative services expense payable (see note 3)	2,388	2,324
Interest payable (see note 8)	2,713	1,665
Other liabilities and accrued expenses	1,507	813

Total liabilities	$764,803	$734,606

Commitments and contingencies (see notes 12 and 13)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,248,525 and 42,464,762 shares issued and outstanding, respectively	$422	$425
Paid-in capital in excess of par	990,586	993,991
Distributions in excess of net investment income	(12,838)	(15,592)
Accumulated net realized loss	(63,300)	(64,009)
Net unrealized appreciation (depreciation)	2,693	(32,117)

Total net assets	$917,563	$882,698

Net Asset Value Per Share	$21.72	$20.79

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$29,076	$21,066	$83,375	$56,219
Companies more than 25% owned	429	639	1,437	2,022
Dividends:
Companies less than 5% owned	1	8	1	10
Companies more than 25% owned	9,852	8,393	29,604	25,329
Other income:
Companies less than 5% owned	403	334	702	459
Companies more than 25% owned	37	5	81	14

Total investment income	39,798	30,445	115,200	84,053

EXPENSES:
Management fees (see note 3)	$7,318	$6,254	$21,245	$18,155
Performance-based incentive fees (see note 3)	4,251	1,971	13,363	1,971
Interest and other credit facility expenses (see note 8)	8,519	3,875	19,083	11,105
Administrative services expense (see note 3)	1,617	1,245	4,417	3,844
Other general and administrative expenses	1,089	811	3,640	2,308

Total expenses	22,794	14,156	61,748	37,383
Performance-based incentive fees waived (see note 3)	—	(700)	—	(700)

Net expenses	22,794	13,456	61,748	36,683

Net investment income	$17,004	$16,989	$53,452	$47,370

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$469	$151	$507	$(5,080)
Companies 5% to 25% owned	301	337	201	(1,063)
Companies more than 25% owned	—	(373)	—	(353)

Net realized gain (loss) on investments and cash equivalents	770	115	708	(6,496)
Net realized gain (loss) on foreign currencies	(1)	(42)	1	(45)

Net realized gain (loss)	769	73	709	(6,541)

Net change in unrealized gain (loss) on investments and cash equivalents	7,846	(17,008)	34,810	(12,577)
Net change in unrealized gain (loss) on foreign currencies	—	32	—	9

Net change in unrealized gain (loss)	7,846	(16,976)	34,810	(12,568)

Net realized and unrealized gain (loss) on investments, cash equivalents and foreign currencies	8,615	(16,903)	35,519	(19,109)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$25,619	$86	$88,971	$28,261

EARNINGS PER SHARE (see note 5)	$0.61	$0.00	$2.11	$0.67

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Nine months ended September 30, 2016 (unaudited)	Year ended December 31, 2015
Increase in net assets resulting from operations:
Net investment income	$53,452	$64,356
Net realized gain (loss)	709	(4,874)
Net change in unrealized gain (loss)	34,810	(45,402)

Net increase in net assets resulting from operations	88,971	14,080

Distributions to stockholders:
From net investment income	(50,698)	(67,944)

Capital transactions:
Repurchases of common stock	(3,408)	(6)

Net decrease in net assets resulting from capital transactions	(3,408)	(6)

Total increase (decrease) in net assets	34,865	(53,870)
Net assets at beginning of period	882,698	936,568

Net assets at end of period(1)	$917,563	$882,698

Capital stock activity:
Common stock repurchased	(216,237)	(400)

Net decrease from capital stock activity	(216,237)	(400)

(1)	Includes overdistributed net investment income of ($12,838) and ($15,592), respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$88,971	$28,261
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments and cash equivalents	(708)	6,496
Net realized (gain) loss on foreign currencies	(1)	45
Net change in unrealized (gain) loss on investments and cash equivalents	(34,810)	12,577
Net change in unrealized gain on foreign currencies	—	(9)
(Increase) decrease in operating assets:
Purchase of investments	(372,727)	(320,568)
Proceeds from disposition of investments	358,767	115,889
Capitalization of payment-in-kind interest	—	(380)
Collections of payment-in-kind interest	243	—
Receivable for investments sold	2,006	603
Interest receivable	(328)	(4,947)
Dividends receivable	(1,266)	16
Prepaid expenses and other assets	(113)	(44)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	14,957	(67,996)
Management fee payable	795	145
Performance-based incentive fee payable	2,843	(2,927)
Administrative services expense payable	64	(660)
Interest payable	1,048	1,186
Other liabilities and accrued expenses	694	210

Net Cash Provided by (Used in) Operating Activities	60,435	(232,103)

Cash Flows from Financing Activities:
Cash distributions paid	(50,785)	(50,959)
Deferred financing costs	83	29
Repurchase of common stock	(3,408)	—
Proceeds from borrowings	570,000	145,200
Repayment of borrowings	(560,200)	(71,800)

Net Cash Provided by (Used in) Financing Activities	(44,310)	22,470

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,125	(209,633)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	277,570	635,340

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$293,695	$425,707

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,035	$9,919

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2016

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(10)	LIBOR Floor	Interest Rate(1)		Acquisition Date	Maturity Date		Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 94.0%
AccentCare, Inc.	Health Care Providers & Services	L+950	1.00%	10.50%		9/3/2015	9/3/2022		$17,500	$17,227	$17,325
Achaogen, Inc.	Pharmaceuticals	L+699	1.00%	7.99%		8/5/2015	8/5/2019		25,000	25,156	24,750
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+850	1.00%	9.50%		2/20/2014	8/24/2021		29,000	28,720	25,375
AgaMatrix, Inc.	Health Care Equipment & Supplies	L+835	—	8.87%		2/6/2015	2/1/2019		9,667	9,665	9,618
AirXpanders, Inc. (6)	Health Care Equipment & Supplies	—	—	7.34%		4/22/2016	7/14/2017		1,375	1,344	1,402
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650	1.00%	7.50%		5/5/2016	12/8/2021		5,664	5,127	5,537
Amerilife Group, LLC	Insurance	L+875	1.00%	9.75%		7/9/2015	1/10/2023		15,000	14,735	14,700
Argo Turboserve Corporation & Argo Tech, LLC	Air Freight & Logistics	L+1025	—	11.09%		5/2/2014	5/2/2018		12,730	12,730	12,603
Asurion, LLC	Insurance	L+750	1.00%	8.50%		2/27/2014	3/3/2021		8,960	8,671	8,934
AviatorCap SII, LLC I (3)	Aerospace & Defense	—	—	12.00%		5/31/2011	1/31/2019		605	605	605
AviatorCap SII, LLC II (3)	Aerospace & Defense	—	—	11.00%		8/23/2011	1/31/2019		13	13	13
Axcella Health Inc.	Pharmaceuticals	L+880	—	9.32%		8/7/2015	8/31/2019		20,000	20,093	20,000
Bishop Lifting Products, Inc. (8)	Trading Companies & Distributors	L+800	1.00%	9.00%		3/24/2014	3/27/2022		25,000	24,819	20,000
Breathe Technologies, Inc.	Health Care Equipment & Supplies	L+830	—	8.82%		11/5/2015	11/5/2019		15,000	15,030	13,500
CardioDx, Inc.	Health Care Providers & Services	P+670	—	10.20%		6/18/2015	4/1/2019		7,500	7,597	7,275
Cardiva Medical, Inc.	Health Care Equipment & Supplies	L+870	—	9.22%		8/19/2015	8/19/2019		8,500	8,618	8,415
CAS Medical Systems, Inc.	Health Care Equipment & Supplies	L+875	—	9.27%		6/30/2016	7/1/2020		6,000	5,982	6,000
Cerapedics, Inc.	Health Care Equipment & Supplies	—	—	8.68- 8.78%		4/22/2016	3/1/2019		7,013	6,707	7,013
Cianna Medical, Inc.	Health Care Equipment & Supplies	L+900	—	9.52%		9/28/2016	9/28/2020		6,000	5,963	5,963
Clinical Ink, Inc.	Health Care Technology	L+850	0.70%	9.20%		3/8/2016	3/8/2020		6,500	6,472	6,435
Conventus Orthopaedics, Inc.	Health Care Equipment & Supplies	L+865	—	9.17%		6/15/2016	6/1/2020		5,250	5,159	5,171
Datapipe, Inc.	IT Services	L+800	1.00%	9.00%		8/14/2014	9/15/2019		27,000	26,599	26,595
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	—	—	9.25-9.30%		4/22/2016	2/23/2017		1,000	989	1,020
Direct Buy Inc.(4)**	Multiline Retail	—	—	12.00% PI	K	11/5/2012	10/31/2019		10,782	8,511	1,294
DISA Holdings Acquisition Subsidiary Corp	Professional Services	L+850	1.00%	9.50%		12/9/2014	6/9/2021		51,476	50,873	49,932
Easyfinancial Services, Inc. (5)(6)	Consumer Finance	BA+699	1.00%	7.99%		9/27/2012	10/4/2019	C$	10,000	9,261	7,586
Emerging Markets Communications, LLC	Wireless Telecommunication Services	L+962.5	1.00%	10.63%		6/29/2015	7/1/2022		$27,000	26,646	27,000
Entegrion, Inc.	Health Care Equipment & Supplies	—	—	10.03%		4/22/2016	4/1/2017		700	687	707
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675	1.00%	7.75%		12/7/2015	12/14/2021		3,915	3,862	3,915
Genoa, A QoL Healthcare Company, LLC	Health Care Providers & Services	L+775	1.00%	8.75%		4/21/2015	4/30/2023		14,000	13,878	14,000
Global Tel*Link Corporation	Communications Equipment	L+375	1.25%	5.00%		11/6/2015	5/23/2020		7,349	5,915	7,137
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%		5/21/2013	11/23/2020		18,500	18,253	17,613
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800	1.00%	9.00%		3/25/2014	3/26/2021		9,704	9,665	9,558
Hyland Software, Inc.	Software	L+725	1.00%	8.25%		6/12/2015	6/30/2023		5,000	4,978	4,963
IHS Intermediate, Inc.	Health Care Providers & Services	L+825	1.00%	9.25%		6/19/2015	7/20/2022		25,000	24,564	24,000
Inmar Acquisition Sub, Inc.	Professional Services	L+700	1.00%	8.00%		1/27/2014	1/27/2022		10,000	9,926	9,925
K2 Pure Solutions NoCal, L.P	Chemicals	L+900	1.00%	10.00%		8/19/2013	8/19/2019		7,475	7,392	7,326
Kore Wireless Group, Inc.	Wireless Telecommunication Services	L+825	1.00%	9.25%		9/12/2014	3/12/2021		55,500	54,666	54,945
LegalZoom.com, Inc.	Internet Software & Services	L+700	1.00%	8.00%		5/13/2015	5/13/2020		38,278	37,620	38,661
Lumeris Solutions Company, LLC	Health Care Technology	—	—	9.42%		4/22/2016	12/27/2017		9,981	10,051	10,081
Mitralign, Inc.	Health Care Equipment & Supplies	—	—	9.48%		4/22/2016	12/1/2018		1,875	1,788	1,866
Nabsys 2.0 LLC	Life Sciences Tools & Services	—	—	8.90%		4/22/2016	10/13/2018		5,524	5,318	5,524
OraMetrix, Inc.	Health Care Technology	—	—	9.50%		4/22/2016	11/21/2017		7,000	6,740	6,930
PhyMed Management LLC	Health Care Providers & Services	L+875	1.00%	9.75%		12/18/2015	5/18/2021		32,321	31,174	31,189
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+885	—	9.37%		4/21/2016	4/21/2020		5,000	4,913	4,925
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%		11/25/2015	11/25/2021		1,017	1,009	1,017
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+839	1.00%	9.39%		11/25/2015	11/25/2021		8,900	8,741	8,744
Rapid Micro Biosystems, Inc.	Life Sciences Tools & Services	L+880	—	9.32%		6/30/2015	6/30/2019		16,000	16,257	15,760
Rug Doctor LLC (3)	Diversified Consumer Services	L+975	1.50%	11.25%		12/23/2013	12/31/2018		9,111	8,904	9,111
Salient Partners, L.P	Asset Management	L+850	1.00%	9.50%		6/10/2015	6/9/2021		15,307	15,054	15,001
Scynexis, Inc.	Pharmaceuticals	L+849	—	9.01%		9/30/2016	9/30/2020		15,000	14,745	14,745
SOINT, LLC (3)	Aerospace & Defense	—	—	15.00%		6/8/2012	11/30/2018		3,213	3,204	3,213
Southern Auto Finance Company (6)	Consumer Finance	—	—	11.15%		10/19/2011	12/4/2018		25,000	24,794	24,750
Sunesis Pharmaceuticals, Inc.	Pharmaceuticals	L+854	—	9.06%		3/31/2016	4/1/2020		7,500	7,370	7,462
Syngen, Inc.	Life Sciences Tools & Services	—	—	11.18%		4/22/2016	6/1/2017		225	222	232
T2 Biosystems, Inc.	Health Care Equipment & Supplies	L+705	—	7.57%		7/11/2014	7/1/2019		23,611	23,919	23,611
TierPoint, LLC	IT Services	L+875-887.5	1.00%	9.75- 9.88%		12/2/2014	12/2/2022		34,000	33,643	33,082
TMK Hawk Parent, Corp. (TriMark)	Trading Companies and Distributors	L+750	1.00%	8.50%		9/26/2014	10/1/2022		20,000	19,838	20,000
TouchTunes Interactive Networks, Inc.	Media	L+825	1.00%	9.25%		5/28/2015	5/27/2022		14,000	13,820	13,685
Trevi Therapeutics, Inc.	Pharmaceuticals	L+775	—	8.27%		12/29/2014	6/29/2018		6,875	7,016	6,875
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+925	1.00%	10.25%		9/24/2014	9/24/2020		30,000	29,783	29,700
Varilease Finance, Inc.	Multi-Sector Holdings	L+825	1.00%	9.25%		8/22/2014	8/24/2020		48,000	47,371	47,760

Total Bank Debt/Senior Secured Loans										$880,392	$862,074

Subordinated Debt/Corporate Notes — 3.0%

Alegeus Technologies Holdings Corp	Health Care Technology	L+1200	1.00%	13.00%		6/24/2012	2/15/2019		28,200	$27,910	$27,918

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Shares/ Units	Cost	Fair Value
Preferred Equity — 1.7%
SOAGG LLC (3)(6)(7)	Aerospace & Defense	8.00%	12/14/2010	6/30/2018	6,064	$6,064	$6,277
SOINT, LLC (3)(6)(7)	Aerospace & Defense	15.00%	6/8/2012	6/30/2018	86,667	8,667	9,317

Total Preferred Equity						$14,731	$15,594

Common Equity/Equity Interests/Warrants — 49.7%
AgaMatrix Inc. Warrants*	Health Care Equipment & Supplies		2/6/2015		125,314	$144	$108
Ark Real Estate Partners LP (2)(3)*	Diversified Real Estate Activities		3/12/2007		—	527	364
Ark Real Estate Partners II LP (2)(3)*	Diversified Real Estate Activities		10/23/2012		—	12	9
B Riley Financial Inc. (6)	Research & Consulting Services		3/16/2007		38,015	2,684	508
CardioDx, Inc. Warrants*	Health Care Providers & Services		6/18/2015		39,863	129	—
CAS Medical Systems, Inc. Warrants*	Health Care Equipment & Supplies		6/30/2016		48,518	38	24
Cianna Medical, Inc. Warrants*	Health Care Equipment & Supplies		9/28/2016		89,726	37	39
Conventus Orthopaedics, Inc. Warrants*	Health Care Equipment & Supplies		6/15/2016		157,500	65	50
Crystal Financial LLC (3)(6)	Diversified Financial Services		12/28/2012		280,303	280,737	303,000
Direct Buy Inc.(4)*	Multiline Retail		11/5/2012		76,999	—	—
PQ Bypass, Inc. Warrants*	Health Care Equipment & Supplies		4/21/2016		176,471	70	47
RD Holdco Inc. (Rug Doctor)(3)*	Diversified Consumer Services		12/23/2013		231,177	15,683	16,348
RD Holdco Inc. (Rug Doctor) Class B (3)*	Diversified Consumer Services		12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)*	Diversified Consumer Services		12/23/2013		30,370	381	301
Scynexis, Inc. Warrants*	Pharmaceuticals		9/30/2016		122,435	105	110
Senior Secured Unitranche Loan Program LLC (3)(6)	Asset Management		11/25/2015		—	86,512	84,827
Senior Secured Unitranche Loan Program II LLC (3)(6)	Asset Management		8/5/2016		—	43,643	45,135
Sunesis Pharmaceuticals, Inc. Warrants*	Pharmaceuticals		3/31/2016		104,001	118	155

Total Common Equity/Equity Interests/Warrants						$436,101	$456,241

Total Investments (9) — 148.4%						$1,359,134	$1,361,827

					Par Amount
Cash Equivalents — 31.6%
U.S. Treasury Bill	Government		9/29/2016	11/25/2016	$290,000	$289,940	$289,940

Total Investments & Cash Equivalents — 180.0%						$1,649,074	$1,651,767
Liabilities in Excess of Other Assets — (80.0%)							(734,204)

Net Assets — 100.0%							$917,563

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2016.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.
(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2016 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend /Other Income	Fair Value at September 30, 2016
ARK Real Estate Partners LP	$364	$—	$—	$—	$—	$364
ARK Real Estate Partners II LP	9	—	—	—	—	9
AviatorCap SII, LLC I	914	—	309	—	69	605
AviatorCap SII, LLC II	350	—	337	—	15	13
Crystal Financial LLC	290,000	5,737	—	—	23,700	303,000
RD Holdco Inc. (Rug Doctor, common equity).	14,335	—	—	—	—	16,348
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	214	—	—	—	—	301
Rug Doctor LLC	8,838	—	—	—	862	9,111
Senior Secured Unitranche Loan Program LLC	80,677	34,726	28,875	—	4,558	84,827
Senior Secured Unitranche Loan Program II LLC	—	43,642	—	—	9	45,135
SOAGG LLC	8,632	—	2,148	—	428	6,277
SOINT, LLC	5,705	—	2,492	—	505	3,213
SOINT, LLC (preferred equity)	9,316	—	—	—	976	9,317

	$424,570	$84,105	$34,161	$—	$31,122	$483,736

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2016 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)		Interest/ Dividend Income	Fair Value at September 30, 2016
Direct Buy Inc. (common equity)	$—	$—	$—	$—		$—	$—
Direct Buy Inc. (senior secured loan)	1,233	915	—	—		—	1,294
DSW Group Holdings LLC	—	—	—	201	†	—	—

	$1,233	$915	$—	$201		$—	$1,294

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share/unit amounts)

(5)	The following entity is domiciled outside the United States and the investments are denominated in Canadian Dollars: Easyfinancial Services, Inc. in Canada.
(6)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2016, on a fair value basis, non-qualifying assets in the portfolio represented 28.4% of the total assets of the Company.
(7)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(8)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(9)	Aggregate net unrealized depreciation for U.S. federal income tax purposes is $7,800; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $28,080 and $35,880, respectively, based on a tax cost of $1,369,627. All of the Company’s investments are pledged as collateral against the borrowings outstanding on the revolving credit facilities.
(10)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
*	Non-income producing security.
**	Investment is on non-accrual status.
†	Represents estimated change in receivable balance.

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2016
Diversified Financial Services	22.3%
Health Care Providers & Services	11.7%
Asset Management	10.6%
Health Care Equipment & Supplies	6.6%
Wireless Telecommunications Services	6.0%
Pharmaceuticals	5.5%
Professional Services	4.4%
IT Services	4.4%
Health Care Technology	3.8%
Multi-Sector Holdings	3.5%
Trading Companies & Distributors	2.9%
Internet Software & Services	2.8%
Consumer Finance	2.4%
Diversified Consumer Services	2.3%
Communications Equipment	2.2%
Insurance	1.7%
Life Sciences Tools & Services	1.6%
Aerospace & Defense	1.4%
Media	1.0%
Air Freight & Logistics	0.9%
Chemicals	0.8%
Thrifts & Mortgage Finance	0.7%
Software	0.4%
Multiline Retail	0.1%
Research & Consulting Services	0.0%
Diversified Real Estate Activities	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(11)	LIBOR Floor	Interest Rate(1)		Acquisition Date	Maturity Date		Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 94.8%
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	6.75%		9/3/2015	9/3/2021		$5,000	$4,952	$4,925
AccentCare, Inc.	Health Care Providers & Services	L+950	1.00%	10.50%		9/3/2015	9/3/2022		17,500	17,203	16,975
Achaogen, Inc.	Pharmaceuticals	L+699	1.00%	7.99%		8/5/2015	8/5/2019		15,000	14,964	14,700
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+850	1.00%	9.50%		2/20/2014	8/24/2021		29,000	28,688	26,100
AgaMatrix, Inc.	Health Care Equipment & Supplies	L+835	—	8.59%		2/6/2015	2/1/2019		6,667	6,611	6,544
Amerilife Group, LLC	Insurance	L+875	1.00%	9.75%		7/9/2015	1/10/2023		15,000	14,713	14,550
Argo Turboserve Corporation & Argo Tech, LLC	Air Freight & Logistics	L+825	—	8.66%		5/2/2014	5/2/2018		13,932	13,932	13,444
Asurion, LLC	Insurance	L+750	1.00%	8.50%		2/27/2014	3/3/2021		13,200	12,823	11,359
AviatorCap SII, LLC I(3)	Aerospace & Defense	—	—	12.00%		5/31/2011	1/31/2019		914	914	914
AviatorCap SII, LLC II(3)	Aerospace & Defense	—	—	11.00%		8/23/2011	1/31/2019		350	350	350
Bishop Lifting Products, Inc.(8)	Trading Companies & Distributors	L+800	1.00%	9.00%		3/24/2014	3/27/2022		25,000	24,798	20,250
Breathe Technologies, Inc.	Health Care Technology	L+830	—	8.53%		11/5/2015	11/5/2019		15,000	14,863	14,550
CAMP International Holding Company	Aerospace & Defense	L+725	1.00%	8.25%		12/2/2013	11/30/2019		5,000	5,000	4,871
CardioDx, Inc.	Health Care Equipment & Supplies	P+670	—	10.20%		6/18/2015	4/1/2019		7,500	7,413	7,050
Cardiva Medical, Inc.	Health Care Equipment & Supplies	L+870	—	8.93%		8/19/2015	8/19/2019		8,500	8,533	8,373
Concentra, Inc.	Health Care Facilities	L+800	1.00%	9.00%		5/8/2015	6/1/2023		18,500	18,324	18,130
Datapipe, Inc.	IT Services	L+750	1.00%	8.50%		8/14/2014	9/15/2019		27,000	26,513	26,190
Direct Buy Inc.(4)**	Multiline Retail	—	—	12.00% PI	K	11/5/2012	10/31/2019		9,867	8,511	1,233
DISA Holdings Acquisition Subsidiary Corp	Professional Services	L+850	1.00%	9.50%		12/9/2014	6/9/2021		51,476	50,799	48,902
Easyfinancial Services, Inc.(5)(6)	Consumer Finance	BA+699	1.00%	7.99%		9/27/2012	10/4/2019	C$	10,000	9,261	7,080
Emerging Markets Communications, LLC	Wireless Telecommunication Services	L+962.5	1.00%	10.63%		6/29/2015	7/1/2022		$27,000	26,614	27,000
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675	1.00%	9.25%		12/7/2015	12/14/2021		15,000	14,776	14,775
Filtration Group Corp	Industrial Conglomerates	L+725	1.00%	8.25%		11/15/2013	11/21/2021		1,571	1,559	1,533
Genoa, A QoL Healthcare Company, LLC	Health Care Providers & Services	L+775	1.00%	8.75%		4/21/2015	4/30/2023		14,000	13,868	13,580
Global Tel*Link Corporation	Communications Equipment	L+375	1.25%	5.00%		11/6/2015	5/23/2020		6,716	5,240	4,940
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%		5/21/2013	11/23/2020		18,500	18,217	13,042
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800	1.00%	9.00%		3/25/2014	3/26/2021		9,826	9,781	9,532
Hyland Software, Inc.	Software	L+725	1.00%	8.25%		6/12/2015	6/30/2023		5,000	4,976	4,750
IHS Intermediate, Inc.	Health Care Providers & Services	L+825	1.00%	9.25%		6/19/2015	7/20/2022		25,000	24,523	24,250
Inmar Acquisition Sub, Inc.	Professional Services	L+700	1.00%	8.00%		1/27/2014	1/27/2022		10,000	9,919	9,700
K2 Pure Solutions NoCal, L.P	Chemicals	L+1000	1.00%	11.00%		8/19/2013	8/19/2019		11,069	10,919	10,515
Kore Wireless Group, Inc.	Wireless Telecommunication Services	L+825	1.00%	9.25%		9/12/2014	3/12/2021		55,500	54,557	53,835
Landslide Holdings, Inc.	Software	L+725	1.00%	8.25%		2/25/2014	2/25/2021		16,300	16,279	15,322
LegalZoom.com, Inc.	Internet Software & Services	L+700	1.00%	8.00%		5/13/2015	5/13/2020		49,625	48,625	48,384
PhyMed Management LLC	Health Care Providers & Services	L+875	1.00%	9.75%		12/18/2015	5/18/2021		32,321	31,035	31,028
Pronutria Biosciences, Inc.	Pharmaceuticals	L+880	—	9.03%		8/7/2015	8/31/2019		20,000	19,922	19,650
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%		11/25/2015	11/25/2021		1,100	1,089	1,089
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+842	1.00%	9.42%		11/25/2015	11/25/2021		8,900	8,724	8,722
Rapid Micro Biosystems, Inc.	Life Sciences Tools & Services	L+880	—	9.04%		6/30/2015	6/30/2019		16,000	16,019	15,520
Rug Doctor LLC(3)	Diversified Consumer Services	L+975	1.50%	11.25%		12/23/2013	12/31/2018		9,111	8,836	8,838
Salient Partners, L.P	Asset Management	L+650	1.00%	7.50%		6/10/2015	6/9/2021		15,760	15,467	15,208
SOINT, LLC(3)	Aerospace & Defense	—	—	15.00%		6/8/2012	11/30/2018		5,705	5,685	5,705
Southern Auto Finance Company(6)	Consumer Finance	—	—	11.00%		10/19/2011	12/4/2018		25,000	24,735	24,375
T2 Biosystems, Inc.(6)	Health Care Equipment & Supplies	L+705	—	7.28%		7/11/2014	7/1/2019		25,000	25,088	24,875
The Robbins Company TLA	Construction & Engineering	L+1150	—	11.92%		5/31/2013	5/31/2017		10,352	11,961	10,779
The Robbins Company TLB	Construction & Engineering	L+1150	—	11.92%		5/31/2013	4/15/2016		2,432	2,421	2,481
TierPoint, LLC	IT Services	L+875	1.00%	9.75%		12/2/2014	12/2/2022		34,000	33,599	33,320
TMK Hawk Parent, Corp. (TriMark)	Trading Companies and Distributors	L+750	1.00%	8.50%		9/26/2014	10/1/2022		20,000	19,823	19,600
TouchTunes Interactive Networks, Inc.	Media	L+825	1.00%	9.25%		5/28/2015	5/27/2022		14,000	13,802	13,370
Trevi Therapeutics, Inc.	Pharmaceuticals	L+775	—	7.99%		12/29/2014	6/29/2018		7,500	7,516	7,388
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+925	1.00%	10.25%		9/24/2014	9/24/2020		30,000	29,751	29,400
Varilease Finance, Inc.	Multi-Sector Holdings	L+825	1.00%	9.25%		8/22/2014	8/24/2020		48,000	47,275	47,040

Total Bank Debt/Senior Secured Loans										$871,766	$836,036

Subordinated Debt/Corporate Notes — 7.6%
Alegeus Technologies Holdings Corp	Health Care Technology			12.00%		6/24/2012	2/15/2019		28,200	$27,835	$27,354
WireCo Worldgroup Inc.	Building Products			9.00%		6/28/2012	5/15/2017		48,000	47,837	39,960

Total Subordinated Debt/Corporate Notes										$75,672	$67,314

								Shares/ Units
Preferred Equity — 2.0%
SOAGG LLC(3)(6)(7)	Aerospace & Defense			8.00%		12/14/2010	6/30/2018		8,212	$8,212	$8,632
SOINT, LLC(3)(6)(7)	Aerospace & Defense			15.00%		6/8/2012	6/30/2018		86,667	8,667	9,316

Total Preferred Equity										$16,879	$17,948

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2015

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Maturity Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants — 44.3%
AgaMatrix Inc. Warrants*	Health Care Equipment & Supplies	2/6/2015		83,543	$100	$101
Ark Real Estate Partners LP(2)(3)*	Diversified Real Estate Activities	3/12/2007		—	526	364
Ark Real Estate Partners II LP(2)(3)*	Diversified Real Estate Activities	10/23/2012		—	12	9
B Riley Financial Inc. (Great American).	Research & Consulting Services	3/16/2007		38,015	2,684	377
CardioDx, Inc. Warrants*	Health Care Equipment & Supplies	6/18/2015		39,863	129	—
Crystal Financial LLC(3)(6)(9)	Diversified Financial Services	12/28/2012		275,000	275,000	290,000
Direct Buy Inc.(4)*	Multiline Retail	11/5/2012		76,999	—	—
RD Holdco Inc. (Rug Doctor)(3)*	Diversified Consumer Services	12/23/2013		231,177	15,683	14,335
RD Holdco Inc. (Rug Doctor) Class B(3)*	Diversified Consumer Services	12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants(3)*	Diversified Consumer Services	12/23/2013		30,370	381	214
Senior Secured Unitranche Loan Program LLC(3)(6)	Asset Management	11/25/2015		—	80,660	80,677

Total Common Equity/Equity Interests/Warrants					$380,391	$391,293

Total Investments (10) — 148.7%					$1,344,708	$1,312,591

				Par Amount
Cash Equivalents — 31.2%
U.S. Treasury Bill	Government	12/28/2015	1/21/2016	$275,000	$274,983	$274,983

Total Investments & Cash Equivalents — 179.9%					$1,619,691	$1,587,574
Liabilities in Excess of Other Assets — (79.9%)						(704,876)

Net Assets — 100.0%						$882,698

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.
(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2015 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2014	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend /Other Income	Fair Value at December 31, 2015
ARK Real Estate Partners LP	$885	$—	$—	$(347)	$—	$364
ARK Real Estate Partners II LP	21	—	—	2	—	9
AviatorCap SII, LLC I	1,421	—	507	—	142	914
AviatorCap SII, LLC II	1,358	—	1,008	—	81	350
Crystal Financial LLC	297,500	—	—	—	31,600	290,000
National Specialty Alloys LLC	—	—	—	198	—	—
RD Holdco Inc. (Rug Doctor, common equity).	16,263	—	—	—	—	14,335
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	290	—	—	—	—	214
Rug Doctor LLC	9,020	—	—	—	1,226	8,838
Senior Secured Unitranche Loan Program LLC	—	80,660	—	—	229	80,677
SOAGG LLC	13,564	469	5,161	—	823	8,632
SOINT, LLC	8,733	—	3,029	—	1,173	5,705
SOINT, LLC (preferred equity)	9,533	—	—	—	1,299	9,316

	$363,804	$81,129	$9,705	$(147)	$36,573	$424,570

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2015 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2014	Gross Additions	Gross Reductions	Realized Gain (Loss)		Interest/ Dividend Income	Fair Value at December 31, 2015
Direct Buy Inc. (common equity)	$—	$—	$—	$—		$—	$—
Direct Buy Inc. (senior secured loan)	4,646	1,100	—	—		—	1,233
DSW Group Holdings LLC	—	—	—	(1,163	)†	—	—

	$4,646	$1,100	$—	$(1,163)		$—	$1,233

(5)	The following entity is domiciled outside the United States and the investments are denominated in Canadian Dollars: Easyfinancial Services, Inc. in Canada.

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

September 30, 2016

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

September 30, 2016

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. Escrow receivables, if any, included in the receivables for investments sold in the Consolidated Statements of Assets and Liabilities are reviewed quarterly and the value of the receivable is adjusted as necessary. For the nine months ended September 30, 2016, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

September 30, 2016

(in thousands, except share amounts)

relieve it of substantially all U.S. federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate.

(f)	Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured credit facility (the “Credit Facility”) and its senior secured notes (the “Senior Secured Notes”) (see notes 6 and 8), in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to assist in measuring their fair value.

(k)	In accordance with ASC 835-30, the Company records origination and other expenses related to certain debt issuances as a direct deduction from the carrying amount of the debt liability. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(m)	The Company records expenses related to shelf registration statements and applicable equity offering costs as prepaid assets. These expenses are typically charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25. Certain subsequent costs are expensed per the AICPA Audit & Accounting Guide for Investment Companies.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2016 and 2015.

For the three and nine months ended September 30, 2016, the Company recognized $7,318 and $21,245, respectively, in base management fees and $4,251 and $13,363, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2015, the Company recognized $6,254 and $18,155, respectively, in base management fees and $1,971 and $1,971, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2015, $700 and $700, respectively, of such performance-based incentive fees were waived.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

For the three and nine months ended September 30, 2016, the Company recognized expenses under the Administration Agreement of $1,617 and $4,417, respectively. For the three and nine months ended September 30, 2015, the Company recognized expenses under the Administration Agreement of $1,245 and $3,844, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2016 and 2015.

Note 4. Net Asset Value Per Share

At September 30, 2016, the Company’s total net assets and net asset value per share were $917,563 and $21.72, respectively. This compares to total net assets and net asset value per share at December 31, 2015 of $882,698 and $20.79, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$25,619	$86	$88,971	$28,261
Denominator—weighted average shares:	42,248,525	42,465,162	42,261,372	42,465,162
Earnings per share:	$0.61	$0.00	$2.11	$0.67

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

September 30, 2016

(in thousands, except share amounts)

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2016 and December 31, 2015:

Fair Value Measurements

As of September 30, 2016

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$33,684	$828,390	$—	$862,074
Subordinated Debt/Corporate Notes	—	—	27,918	—	27,918
Preferred Equity	—	—	15,594	—	15,594
Common Equity/Equity Interests/Warrants	508	—	325,771	129,962	456,241

Total Investments	$508	$33,684	$1,197,673	$129,962	$1,361,827

Liabilities:
Credit Facility and Senior Secured Notes	$—	$—	$342,700	$—	$342,700

*	In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

Fair Value Measurements

As of December 31, 2015

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$35,745	$800,291	$—	$836,036
Subordinated Debt/Corporate Notes	—	—	67,314	—	67,314
Preferred Equity	—	—	17,948	—	17,948
Common Equity/Equity Interests/Warrants	377	—	310,239	80,677	391,293

Total Investments	$377	$35,745	$1,195,792	$80,677	$1,312,591

Liabilities:
Credit Facility and Senior Secured Notes	$—	$—	$332,900	$—	$332,900

*	In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the nine months ended September 30, 2016 and the year ended December 31, 2015 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2016 and December 31, 2015:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Equity Interests/ Warrants
Fair value, December 31, 2015	$800,291	$67,314	$17,948	$310,239
Total gains or losses included in earnings:
Net realized gain (loss)	381	77	—	—
Net change in unrealized gain (loss)	9,472	8,365	(206)	9,317
Purchase of investment securities	287,090	162	—	6,215
Proceeds from dispositions of investment securities	(268,844)	(48,000)	(2,148)	—
Transfers in/out of Level 3	—	—	—	—

Fair value, September 30, 2016	$828,390	$27,918	$15,594	$325,771

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$7,454	$488	$(206)	$9,317

During the nine months ended September 30, 2016, there were no transfers in and out of Levels 1 and 2.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016:

Credit Facility and Senior Secured Notes	For the nine months ended September 30, 2016
Beginning fair value	$332,900
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	570,000
Repayments	(560,200)
Transfers in/out of Level 3	—

Ending fair value	$342,700

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the Senior Secured Notes, in accordance with ASC 825-10. On September 30, 2016, there were borrowings of $267,700 and $75,000, respectively, on the Credit Facility and the Senior Secured Notes. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility and Senior Secured Notes.

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

September 30, 2016

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2016 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2016		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$ $	827,096 1,294	Yield Analysis Enterprise Value	Market Yield EBITDA Multiple	5.3% – 20.9% (11.0%) 4.0x – 5.0x (4.5x)
Subordinated Debt/Corporate Note	Asset		$27,918	Yield Analysis	Market Yield	14.9% – 14.9% (14.9%)
Preferred Equity	Asset		$15,594	Yield Analysis	Market Yield	8.0% – 11.5% (10.1%)
Common Equity/Equity Interests/Warrants	Asset	$ $	22,771 303,000	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	5.5x – 6.5x (6.3x) 7.7% – 13.0% (10.3%)
Credit Facility	Liability		$267,700	Yield Analysis	Market Yield	L+1.8% – L+4.8% (L+2.3%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	5.6% – 6.1% (5.9%)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

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

As of September 30, 2016 and December 31, 2015, there were no open forward foreign currency contracts outstanding. The Company also had no derivatives designated as hedging instruments at September 30, 2016 and December 31, 2015.

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

Revolving and Term Loan Facility

On September 30, 2016, the Company entered into a second Credit Facility amendment. The Credit Facility is composed of $505,000 of revolving credit and $50,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. At September 30, 2016, outstanding USD equivalent borrowings under the Credit Facility totaled $267,700.

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

The average annualized interest cost for all borrowings for the nine months ended September 30, 2016 and the year ended December 31, 2015 was 4.03% and 5.13%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the Unsecured Notes, and the Senior Secured Notes (collectively the “Credit Facilities”), if any. During the three and nine months ended September 30, 2016, the Company expensed $2,664 in conjunction with the September 2016 amendment to the Credit Facility. The maximum amounts borrowed on the Credit Facilities during the nine months ended September 30, 2016 and the year ended December 31, 2015 were $610,900 and $434,900, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

Note 9. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the nine months ended September 30, 2016 and for the year ended December 31, 2015:

	Nine months ended September 30, 2016 (unaudited)	Year ended December 31, 2015
Per Share Data:(a)
Net asset value, beginning of year	$20.79	$22.05

Net investment income	1.26	1.52
Net realized and unrealized gain (loss)	0.84	(1.18)

Net increase in net assets resulting from operations	2.10	0.34
Distributions to stockholders:
From net investment income	(1.20)	(1.60)
Anti-dilution	0.03	—

Net asset value, end of period	$21.72	$20.79

Per share market value, end of period	$20.52	$16.43
Total Return(b)	32.97%	(0.29)%
Net assets, end of period	$917,563	$882,698
Shares outstanding, end of period	42,248,525	42,464,762
Ratios to average net assets(c):
Net investment income	5.98%	6.94%

Operating expenses	4.77%	3.84%*
Interest and other credit facility expenses	2.14%	1.68%

Total expenses	6.91%	5.52%*

Average debt outstanding	$518,545	$262,341
Portfolio turnover ratio	26.0%	13.0%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of a voluntary incentive fee waiver (see note 3). For the year ended December 31, 2015, the ratios of operating expenses to average net assets and total expenses to average net assets would be 4.02% and 5.70%, respectively, without the voluntary incentive fee waiver.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facilities
Fiscal 2016 (through September 30, 2016)	$217,700	$1,511	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2016 (through September 30, 2016)	$100,000	$694	—	$1,001
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2016 (through September 30, 2016)	$75,000	$521	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2016 (through September 30, 2016)	$50,000	$347	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2016 (through September 30, 2016)	$442,700	$3,073	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of September 30, 2016, asset coverage was 307.3%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2016, 2015, 2014, 2013 and 2012 periods was $100,073, $98,196, $94,301, $93,392, and $92,302, respectively.

Note 10. Crystal Financial LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions (the “Crystal Acquisition”). We invested $275,000 in cash to effect the Crystal Acquisition. Crystal Financial owned approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest was held by various employees of Crystal Financial LLC, through their investment in Crystal Management LP. Crystal Financial LLC had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On January 27, 2014, the revolving credit facility was expanded to $300,000. On March 31, 2014, we exchanged $137,500 of our equity interest in Crystal Financial in exchange for $137,500 in floating rate senior secured notes in Crystal Financial bearing interest at LIBOR plus 9.50%, maturing on March 31, 2019. On May 18, 2015, the revolving credit facility was expanded to $350,000. Our financial statements, including our schedule of investments, reflected our investments in Crystal Financial on a consolidated basis. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in Crystal Financial LLC for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in Crystal Financial LLC. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved.

As of September 30, 2016 Crystal Financial LLC had 31 funded commitments to 29 different issuers with a total par value of approximately $481,440 on total assets of $553,169. As of December 31, 2015, Crystal Financial LLC had 28 funded commitments to 26 different issuers with a total par value of approximately $465,128 on total assets of $518,288. As of September 30, 2016 and December 31, 2015, the largest loan outstanding totaling $36,139 and $34,250, respectively. For the same periods, the average exposure per issuer was $16,601 and $17,890, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $264,914 and $232,922 of borrowings outstanding at September 30, 2016 and December 31, 2015, respectively. For the three months ended September 30, 2016 and 2015, Crystal Financial LLC had net income of $4,720 and $3,896, respectively, on gross income of $15,941 and $14,593, respectively. For the nine months ended September 30, 2016 and 2015, Crystal Financial LLC had net income of $22,384 and $21,223, respectively, on gross income of $49,004 and $42,963, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 11. Stock Repurchase Programs

On July 31, 2013, the Board authorized a program for the purpose of repurchasing up to $100,000 of the Company’s common stock. Under the repurchase program, the Company could have, but was not obligated to,

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

repurchase its outstanding common stock in the open market from time to time provided that the Company complied with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rules 10b-18 and 10b-5 under the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Board extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100,000 of the Company’s outstanding shares of common stock had been repurchased. On July 31, 2014, the Company’s stock repurchase program expired. During the fiscal year ended December 31, 2014, the Company repurchased 1,779,033 shares at an average price of approximately $21.97 per share, inclusive of commissions. The total dollar amount of shares repurchased in that period was $39,078. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions, for a total dollar amount of $17,508.

On October 7, 2015, the Board authorized a new share repurchase program to purchase common stock in the open market in an amount up to $30,000. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rules 10b-18 and 10b-5 under the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Unless amended or extended by the Board, the Company expects the repurchase program to be in place until the earlier of October 7, 2016 or until $30,000 of the Company’s outstanding shares of common stock have been repurchased. During the three months ended March 31, 2016, the Company repurchased 216,237 shares at an average price of $15.76 per share, inclusive of commissions. This represented a discount of approximately 25.2% from the net asset value per share at March 31, 2016. No shares were repurchased in the three months ended June 30, 2016 or September 30, 2016. The total dollar amount of shares repurchased in the nine months ended September 30, 2016 is $3,408, leaving a maximum of $26,586 available for future program purchases. During the year ended December 31, 2015, the Company repurchased 400 shares at an average price of $15.98 per share, inclusive of commissions, for a total dollar amount of $6.

Note 12. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of September 30, 2016 and December 31, 2015 is $46,513 and $65,833, respectively, comprised of the following:

	September 30, 2016	December 31, 2015
Crystal Financial LLC	$44,263	$50,000
Conventus Orthopaedics, Inc.	2,250	—
Achaogen, Inc.	—	10,000
AgaMatrix, Inc.	—	3,333
CardioDx, Inc.	—	2,500

Total Commitments*	$46,513	$65,833

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

As of September 30, 2016 and December 31, 2015, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to SSLP disclosed in Note 13 and SSLP II disclosed in Note 14.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

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

On November 2, 2015, the Company assigned $125,000 of its $300,000 commitment to SSLP to Senior Secured Unitranche Loan Program II LLC (“SSLP II”), a Delaware limited liability company.

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200,000 senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $42,550 of borrowings outstanding as of September 30, 2016. During the three months ended September 30, 2016, using proceeds from the SSLP Facility, SSLP returned capital totaling $28,875 and $4,125 to the Company and Voya, respectively. As of September 30, 2016 and December 31, 2015, the Company and Voya had contributed combined equity capital in the amount of $98,871 and $92,183, respectively. Of the $98,871 of contributed equity capital at September 30, 2016, the Company contributed $29,884 in the form of investments and $56,628 in the form of cash and Voya contributed $12,359 in the form of cash. As of September 30, 2016, the Company and Voya’s remaining commitments to SSLP totaled $88,488 and $12,641, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of September 30, 2016 and December 31, 2015, SSLP had total assets of $141,924 and $92,528, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 8 and 4 different borrowers, respectively. For the three months ended September 30, 2016, SSLP invested $5,194 in 2 portfolio companies. Investments prepaid totaled $364 for the three months ended September 30, 2016. At

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

September 30, 2016 and December 31, 2015, the weighted average yield of SSLP’s portfolio was 7.6% and 8.5%, respectively, measured at fair value and 7.6% and 8.5%, respectively, measured at cost.

SSLP Portfolio as of September 30, 2016

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	6.75%	9/3/21	$4,906	$4,906	$4,906
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/1/21	3,333	3,301	3,300
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.25%	6/28/22	13,102	12,975	12,971
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	34,737	34,270	34,737
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	20,677	20,377	20,367
PSKW, LLC & PDR, LLC(4)	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/21	2,544	2,521	2,544
PSKW, LLC & PDR, LLC(4)	Health Care Providers & Services	L+839	1.00%	9.39%	11/25/21	22,250	21,852	21,861
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	19,607	19,446	19,411
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	19,267	19,181	18,881

							$138,829	$138,978

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP Portfolio as of December 31, 2015 (audited)

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
Falmouth Group Holdings Corp. (AMPAC)(3)	Chemicals	9.25%	12/14/21	$35,000	$34,478	$34,475
PSKW, LLC & PDR, LLC(3)	Health Care Providers & Services	5.25%	11/25/21	2,750	2,723	2,723
PSKW, LLC & PDR, LLC(3)	Health Care Providers & Services	9.42%	11/25/21	22,250	21,810	21,805
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	6.00%	12/31/19	19,757	19,561	19,559
VetCor Professional Practices LLC	Health Care Facilities	7.00%	4/20/21	13,197	13,197	13,197

					$91,769	$91,759

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its Consolidated Statements of Assets and Liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

Below is certain summarized financial information for SSLP as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016:

	September 30, 2016	December 31, 2015 (audited)
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $138,829 and $91,769, respectively)	$138,978	$91,759
Cash and other assets	2,946	769

Total assets	$141,924	$92,528

Debt outstanding	$42,550	$—
Distributions payable	1,691	253
Interest payable	445	—
Accrued expenses and other payables	293	72

Total liabilities	$44,979	$325

Members’ equity	$96,945	$92,203

Total liabilities and members’ equity	$141,924	$92,528

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Selected Income Statement Information for SSLP:
Interest income	$2,615	$6,374

Service fees*	$23	$58
Interest and other credit facility expenses**	582	3,233
Other general and administrative expenses	37	102

Total expenses	$642	$3,393

Net investment income	$1,973	$2,981

Net change in unrealized gain on investments	251	159

Net income	$2,224	$3,140

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
**	SSLP made an irrevocable election to apply the fair value option of accounting to the SSLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the SSLP Facility were expensed during the three and nine months ended September 30, 2016. These amounts totaled $140 and $2,788, respectively.

Note 14. Senior Secured Unitranche Loan Program II LLC

On November 2, 2015, the Company assigned $125,000 of its $300,000 commitment to SSLP to SSLP II, a Delaware limited liability company. On August 5, 2016, the Company entered into an amended and restated limited liability company agreement with WFI Loanco, LLC (“WFI”) and SSLP II commenced operations. Also on August 5, 2016, the Company assigned $49,977 of its $125,000 commitment to SSLP II to Senior Secured Unitranche Loan Program III LLC (“SSLP III”), a newly formed Delaware limited liability company. SSLP III is currently wholly owned by Solar Capital Ltd. but may bring in unaffiliated investors at a later date. The Company and WFI’s equity commitments to SSLP II now total $75,023 and $18,000, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

As of September 30, 2016, the Company and WFI contributed combined equity capital in the amount of $43,642 and $10,471, respectively. Of the $54,113 of contributed equity capital at September 30, 2016, the Company contributed $43,498 in the form of investments and $143 in the form of cash and WFI contributed $10,471 in the form of cash. As of September 30, 2016, the Company and WFI’s remaining commitments to SSLP II totaled $31,381 and $7,529, respectively. The Company, along with WFI, controls the funding of SSLP II and SSLP II may not call the unfunded commitments without approval of both the Company and WFI.

As of September 30, 2016, SSLP II had total assets of $67,572. At September 30, 2016, SSLP II’s portfolio consisted of floating rate senior secured loans to 8 different borrowers. For the period August 5, 2016 through September 30, 2016, SSLP II invested $65,630 in 8 portfolio companies. Investments prepaid totaled $266 for the same period. At September 30, 2016, the weighted average yield of SSLP II’s portfolio was 7.8%, measured at fair value and 8.1%, measured at cost.

SSLP II Portfolio as of September 30, 2016

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
American Teleconferencing Services, Ltd. (PGI)(4)	Communications Equipment	L+650	1.00%	7.50%	12/8/21	$14,810	$13,362	$14,477
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/1/21	1,667	1,650	1,650
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.25%	6/28/22	5,241	5,190	5,188
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	10,972	10,972	10,972
LegalZoom.com, Inc.(4)	Internet Software & Services	L+700	1.00%	8.00%	5/13/20	10,972	10,972	11,082
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	9,098	8,964	8,961
Polycom, Inc.	Communications Equipment	L+650	1.00%	7.50%	9/27/23	12,000	11,520	11,520
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	2,847	2,792	2,791

							$65,422	$66,641

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

Below is certain summarized financial information for SSLP II as of September 30, 2016 and for the period August 5, 2016 (commencement of operations) through September 30, 2016:

September 30, 2016
Selected Balance Sheet Information for SSLP II:
Investments at fair value (cost $65,422)	$66,641
Cash and other assets	930

Total assets	$67,571

Payable for investments purchased	$11,520
Accrued expenses and other payables	87

Total liabilities	$11,607

Members’ equity	$55,964

Total liabilities and members’ equity	$67,571

For the period August 5, 2016 (commencement of operations) through September 30, 2016
Selected Income Statement Information for SSLP II:
Interest income	$710

Service fees*	$9
Other general and administrative expenses	68

Total expenses	$77

Net investment income	$633

Net change in unrealized gain on investments	1,218

Net income	$1,851

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Note 15. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On November 2, 2016, our Board declared a quarterly distribution of $0.40 per share payable on January 4, 2017 to holders of record as of December 15, 2016.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the “Company”) as of September 30, 2016, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2016 and 2015, the related consolidated statement of changes in net assets for the nine-month period ended September 30, 2016, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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

November 2, 2016

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

As of September 30, 2016, the Investment Adviser has invested approximately $5.8 billion in more than 255 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 165 different financial sponsors.

Recent Developments

On November 2, 2016, our Board declared a quarterly distribution of $0.40 per share payable on January 4, 2017 to holders of record as of December 15, 2016.

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

Portfolio and Investment Activity

During the three months ended September 30, 2016, we invested approximately $138.9 million across 8 portfolio companies. This compares to investing approximately $82.5 million in 6 portfolio companies for the three months ended September 30, 2015. Investments sold, prepaid or repaid during the three months ended September 30, 2016 totaled approximately $273.6 million versus approximately $32.6 million for the three months ended September 30, 2015.

At September 30, 2016, our portfolio consisted of 66 portfolio companies and was invested 63.3% in senior secured loans, 2.1% in subordinated debt, 1.1% in preferred equity and 33.5% in common equity/equity interests and warrants (of which 22.2% is Crystal Financial LLC, 6.2% is Senior Secured Unitranche Loan Program LLC and 3.3% is Senior Secured Unitranche Loan Program II LLC) measured at fair value versus 54 portfolio companies invested 66.1% in senior secured loans, 5.8% in subordinated debt, 1.5% in preferred equity and 26.6% in common equity/equity interests and warrants (of which 24.8% is Crystal Financial LLC) measured at fair value at September 30, 2015.

The weighted average yields on our portfolio of income producing investments were 10.0% and 10.1%, respectively, at September 30, 2016 and September 30, 2015, measured at fair value, and 10.3% and 10.2%, respectively for the same periods, measured at amortized cost.

At September 30, 2016, 94.0% or $1,257.0 million of our income producing investment portfolio* is floating rate and 6.0% or $80.2 million is fixed rate, measured at fair value. At September 30, 2015, 89.7% or $1,061.3 million of our income producing investment portfolio* was floating rate and 10.3% or $122.1 million was fixed rate, measured at fair value. As of both September 30, 2016 and 2015, we had one issuer on non-accrual status.

Since inception through September 30, 2016, Solar Capital and its predecessor companies have invested approximately $4.7 billion in 165 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 125 different financial sponsors.

Crystal Financial LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions (the “Crystal Acquisition”). We invested $275 million in cash to effect the Crystal Acquisition. Crystal Financial owned approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest was held by various employees of Crystal Financial LLC, through their investment in Crystal Management LP. Crystal Financial LLC had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On January 27, 2014, the revolving credit facility was expanded to $300 million. On March 31, 2014, we exchanged $137.5 million of our equity interest in Crystal Financial in exchange for $137.5 million in floating rate senior secured notes in Crystal Financial bearing interest at LIBOR plus 9.50%, maturing on March 31, 2019. On May 18, 2015, the revolving credit facility was expanded to $350 million. Our financial statements, including our schedule of investments, reflected our investments in Crystal Financial on a consolidated basis. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in Crystal Financial LLC for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in Crystal Financial LLC. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved.

As of September 30, 2016, Crystal Financial LLC had 31 funded commitments to 29 different issuers with a total par value of approximately $481.4 million on total assets of $553.2 million. As of December 31, 2015, Crystal Financial LLC had 28 funded commitments to 26 different issuers with a total par value of approximately $465.1 million on total assets of $518.3 million. As of September 30, 2016 and December 31, 2015, the largest loan outstanding totaling $36.1 million and $34.3 million, respectively. For the same periods, the average exposure per issuer was $16.6 million and $17.9 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $264.9 million and $232.9 million of borrowings

*	We have included Crystal Financial LLC, Senior Secured Unitranche Loan Program LLC and Senior Secured Unitranche Loan Program II LLC within our income producing investment portfolio.

outstanding at September 30, 2016 and December 31, 2015, respectively. For the three months ended September 30, 2016 and September 30, 2015, Crystal Financial LLC had net income of $4.7 million and $3.9 million, respectively, on gross income of $15.9 million and $14.6 million, respectively. For the nine months ended September 30, 2016 and September 30, 2015, Crystal Financial LLC had net income of $22.4 million and $21.2 million, respectively, on gross income of $49.0 million and $43.0 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As of September 30, 2016, and based upon our expectations for Crystal Financial LLC’s portfolio performance, we believe that Crystal Financial LLC will be able to maintain its dividend payments to the Company.

Senior Secured Unitranche Loan Program LLC

On September 2, 2014, the Company entered into a limited liability company agreement with an affiliate (the “Investor”) of a fund managed by Pacific Investment Management Company LLC (“PIMCO”) to co-invest in middle market senior secured unitranche loans sourced by the same origination platform used by the Company. Initial funding commitments to the unitranche strategy total $600 million, consisting of direct equity investments and co-investment commitments as described below. The joint venture vehicle known as the Senior Secured Unitranche Loan Program LLC (“SSLP”) is structured as an unconsolidated Delaware limited liability company. The Company and the Investor initially made equity commitments to the SSLP of $300.0 million and $43.25 million, respectively. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and PIMCO (with approval from a representative of each required).

On October 15, 2015, the Company entered into an amended and restated limited liability company agreement for its SSLP to add Voya Investment Management LLC (“Voya”), part of Voya Financial, Inc. (NYSE: VOYA), as a partner in SSLP in place of the investor that was previously the Company’s partner in SSLP, though this investor may still co-invest up to $300 million of equity in unitranche loans alongside SSLP. This joint venture is expected to invest primarily in senior secured unitranche loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs, consistent with the Company’s core origination and underwriting mandate. In addition to the Company’s prior equity commitment of $300.0 million to SSLP, Voya has made an initial equity commitment of $25.0 million to SSLP, with the ability to upsize.

On November 2, 2015, the Company assigned $125.0 million of its $300.0 million commitment to SSLP to Senior Secured Unitranche Loan Program II LLC (“SSLP II”), a Delaware limited liability company.

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200 million senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $42.6 million of borrowings outstanding as of September 30, 2016. During the three months ended September 30, 2016, using proceeds from the SSLP Facility, SSLP returned capital totaling $28.9 million and $4.1 million to the Company and Voya, respectively. As of September 30, 2016 and December 31, 2015, the Company and Voya had contributed combined equity capital in the amount of $98.9 million and $92.2 million, respectively. Of the $98.9 million of contributed equity capital at September 30, 2016, the Company contributed $29.9 million in the form of investments and $56.6 million in the form of cash and Voya contributed $12.4 million in the form of cash. As of September 30, 2016, the Company and Voya’s remaining commitments to SSLP totaled $88.5 million and $12.6 million, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of September 30, 2016 and December 31, 2015, SSLP had total assets of $141.9 million and $92.5 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 8 and 4 different borrowers, respectively. For the three months ended September 30, 2016, SSLP invested $5.2 million in 2 portfolio companies. Investments prepaid totaled $0.4 million for the three months ended September 30, 2016. At September 30, 2016 and December 31, 2015, the weighted average yield of SSLP’s portfolio was 7.6% and 8.5%, respectively, measured at fair value and 7.6% and 8.5%, respectively, measured at cost.

SSLP Portfolio as of September 30, 2016 (in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	6.75%	9/3/21	$4,906	$4,906	$4,906
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/1/21	3,333	3,301	3,300
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.25%	6/28/22	13,102	12,975	12,971
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	34,737	34,270	34,737
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	20,677	20,377	20,367
PSKW, LLC & PDR, LLC(4)	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/21	2,544	2,521	2,544
PSKW, LLC & PDR, LLC(4)	Health Care Providers & Services	L+839	1.00%	9.39%	11/25/21	22,250	21,852	21,861
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	19,607	19,446	19,411
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	19,267	19,181	18,881

							$138,829	$138,978

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP Portfolio as of December 31, 2015 (audited) (in thousands)

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
Falmouth Group Holdings Corp. (AMPAC)(3)	Chemicals	9.25%	12/14/21	$35,000	$34,478	$34,475
PSKW, LLC & PDR, LLC(3)	Health Care Providers & Services	5.25%	11/25/21	2,750	2,723	2,723
PSKW, LLC & PDR, LLC(3)	Health Care Providers & Services	9.42%	11/25/21	22,250	21,810	21,805
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	6.00%	12/31/19	19,757	19,561	19,559
VetCor Professional Practices LLC	Health Care Facilities	7.00%	4/20/21	13,197	13,197	13,197

					$91,769	$91,759

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016:

	September 30, 2016	December 31, 2015 (audited)
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $138,829 and $91,769, respectively)	$138,978	$91,759
Cash and other assets	2,946	769

Total assets	$141,924	$92,528

Debt outstanding	$42,550	$—
Distributions payable	1,691	253
Interest payable	445	—
Accrued expenses and other payables	293	72

Total liabilities	$44,979	$325

Members’ equity	$96,945	$92,203

Total liabilities and members’ equity	$141,924	$92,528

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Selected Income Statement Information for SSLP (in thousands):
Interest income	$2,615	$6,374

Service fees*	$23	$58
Interest and other credit facility expenses**	582	3,233
Other general and administrative expenses	37	102

Total expenses	$642	$3,393

Net investment income	$1,973	$2,981

Net change in unrealized gain on investments	251	159

Net income	$2,224	$3,140

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
**	SSLP made an irrevocable election to apply the fair value option of accounting to the SSLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the SSLP Facility were expensed during the three and nine months ended September 30, 2016. These amounts totaled $140 and $2,788, respectively.

Senior Secured Unitranche Loan Program II LLC

On November 2, 2015, the Company assigned $125.0 million of its $300.0 million commitment to SSLP to SSLP II, a Delaware limited liability company. On August 5, 2016, the Company entered into an amended and restated limited liability company agreement with WFI Loanco, LLC (“WFI”) and SSLP II commenced operations. Also on August 5, 2016, the Company assigned approximately $50.0 million of its $125.0 million commitment to SSLP II to Senior Secured Unitranche Loan Program III LLC (“SSLP III”), a newly formed Delaware limited liability company. SSLP III is currently wholly owned by Solar Capital Ltd. but may bring in unaffiliated investors at a later date. The Company and WFI’s equity commitments to SSLP II now total $75.0 million and $18.0 million, respectively.

As of September 30, 2016, the Company and WFI contributed combined equity capital in the amount of $43.6 million and $10.5 million, respectively. Of the $54.1 million of contributed equity capital at September 30,

2016, the Company contributed $43.5 million in the form of investments and $0.1 million in the form of cash and WFI contributed $10.5 million in the form of cash. As of September 30, 2016, the Company and WFI’s remaining commitments to SSLP II totaled $31.4 million and $7.5 million, respectively. The Company, along with WFI, controls the funding of SSLP II and SSLP II may not call the unfunded commitments without approval of both the Company and WFI.

As of September 30, 2016, SSLP II had total assets of $67.6 million. At September 30, 2016, SSLP II’s portfolio consisted of floating rate senior secured loans to 8 different borrowers. For the period August 5, 2016 through September 30, 2016, SSLP II invested $65.6 million in 8 portfolio companies. Investments prepaid totaled $0.3 million for the same period. At September 30, 2016, the weighted average yield of SSLP II’s portfolio was 7.8%, measured at fair value and 8.1%, measured at cost.

SSLP II Portfolio as of September 30, 2016 (in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value (3)
American Teleconferencing Services, Ltd. (PGI)(4)	Communications Equipment	L+650	1.00%	7.50%	12/8/21	$14,810	$13,362	$14,477
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/1/21	1,667	1,650	1,650
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.25%	6/28/22	5,241	5,190	5,188
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	10,972	10,972	10,972
LegalZoom.com, Inc.(4)	Internet Software & Services	L+700	1.00%	8.00%	5/13/20	10,972	10,972	11,082
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	9,098	8,964	8,961
Polycom, Inc.	Communications Equipment	L+650	1.00%	7.50%	9/27/23	12,000	11,520	11,520
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	2,847	2,792	2,791

							$65,422	$66,641

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP II as of September 30, 2016 and for the period August 5, 2016 (commencement of operations) through September 30, 2016:

September 30, 2016
Selected Balance Sheet Information for SSLP II (in thousands):
Investments at fair value (cost $65,422)	$66,641
Cash and other assets	930

Total assets	$67,571

Payable for investments purchased	$11,520
Accrued expenses and other payables	87

Total liabilities	$11,607

Members’ equity	$55,964

Total liabilities and members’ equity	$67,571

For the period August 5, 2016 (commencement of operations) through September 30, 2016
Selected Income Statement Information for SSLP II (in thousands):
Interest income	$710

Service fees*	$9
Other general and administrative expenses	68

Total expenses	$77

Net investment income	$633

Net change in unrealized gain on investments	1,218

Net income	$1,851

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a program for the purpose of repurchasing up to $100 million of the Company’s common stock. Under the repurchase program, the Company could have, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complied with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rules 10b-18 and 10b-5 under the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Company’s board of directors extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100 million of the Company’s outstanding shares of common stock had been repurchased. On July 31, 2014, the Company’s stock repurchase program expired. For the fiscal year ended December 31, 2014, the Company repurchased 1,779,033 shares at an average price of approximately $21.97 per share, inclusive of commissions. The total dollar amount of shares repurchased was $39.1 million. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions, for a total dollar amount of $17.5 million.

On October 7, 2015, the Company announced a share repurchase program to purchase common stock in the open market in an amount up to $30 million. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rules 10b-18 and 10b-5 under the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Unless amended or extended by the Company’s board of directors, the Company expects the repurchase program to be in place until the earlier of October 7, 2016 or until $30 million of the Company’s outstanding shares of common stock have been repurchased. During the three months ended March 31, 2016, the Company repurchased 216,237 shares at an average price of $15.76 per share, inclusive of commissions. This represented a discount of approximately 25.2% from the net asset value per share at March 31, 2016. No shares were repurchased during the three months ended June 30, 2016 or September 30, 2016. The total dollar amount of shares repurchased in the nine months ended September 30, 2016 is $3.4 million, leaving a maximum of $26.6 million available for future program purchases. During the year ended December 31, 2015, the Company repurchased 400 shares at an average price of $15.98 per share, inclusive of commissions, for a total dollar amount of $6 thousand.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. Escrow receivables, if any, included in the receivables for investments sold in the Consolidated Statements of Assets and Liabilities are reviewed quarterly and the value of the receivable is adjusted as necessary. For the nine months ended September 30, 2016, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

Revenue Recognition

The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our investments may have contractual PIK interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends is reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring fees are recorded as other income when earned.

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and nine months ended September 30, 2016, there was no capitalized PIK income. For the three and nine months ended September 30, 2015, capitalized PIK income totaled $0.1 million and $0.4 million, respectively.

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

Income Taxes

Solar Capital, a U.S. corporation, has elected to be treated as a RIC under Subchapter M of the Code. In order to qualify for taxation as a RIC, the Company is required, among other things, to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended September 30, 2016 and 2015:

Investment Income

For the three and nine months ended September 30, 2016, gross investment income totaled $39.8 million and $115.2 million, respectively. For the three and nine months ended September 30, 2015, gross investment income totaled $30.4 million and $84.1 million, respectively. The increase in gross investment income for the year over year three and nine month periods was primarily due to growth of the income producing investment portfolio as well as fees received from the prepayment in June 2016 of loans to The Robbins Company, among others.

Expenses

Expenses totaled $22.8 million and $61.7 million, respectively, for the three and nine months ended September 30, 2016, of which $11.6 million and $34.6 million, respectively, were base management fees and performance-based incentive fees and $8.5 million and $19.1 million, respectively, were interest and other credit facility expenses (inclusive of $2.7 million of costs related to the amendment of the Credit Facility). Administrative services and other general and administrative expenses totaled $2.7 million and $8.0 million, respectively, for the three and nine months ended September 30, 2016. Net expenses totaled $13.5 million and $36.7 million, respectively, for the three and nine months ended September 30, 2015, of which $7.5 million and $19.4 million, respectively, were base management fees and performance-based incentive fees and $3.9 million and $11.1 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.1 million and $6.2 million, respectively, for the three and nine months ended September 30, 2015. Expenses generally consist of management and performance-based incentive fees, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the three and nine months ended September 30, 2016 versus the three and nine months ended September 30, 2015 was primarily due to higher management fees, performance-based incentive fees and interest expense on a larger income producing investment portfolio.

Net Investment Income

The Company’s net investment income totaled $17.0 million and $53.5 million, or $0.40 and $1.26, per average share, respectively, for the three and nine months ended September 30, 2016. The Company’s net investment income totaled $17.0 million and $47.4 million, or $0.40 and $1.12, per average share, respectively, for the three and nine months ended September 30, 2015.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $273 million and $365 million, respectively, for the three and nine months ended September 30, 2016. Net realized gains over the same periods were $0.8 million and $0.7 million, respectively. The Company had investment sales and prepayments totaling approximately $33 million and $117 million, respectively, for the three and nine months ended September 30, 2015. Net realized gains (losses) over the same periods were $0.1 million and ($6.5) million, respectively. Net realized gains for the three and nine months ended September 30, 2016 were related to the sale of select assets. Net realized losses for the nine months ended September 30, 2015 were primarily related to Quantum Foods, LLC.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2016, net change in unrealized gain on the Company’s assets and liabilities totaled $7.8 million and $34.8 million, respectively. For the three and nine months ended September 30, 2015, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($17.0) million and ($12.6) million, respectively. Net unrealized gain for the three months ended September 30, 2016 is primarily due to appreciation in the value of our investments in Global Tel*Link Corporation, Bishop Lifting Products, Inc., and Senior Secured Unitranche Loan Program II LLC, among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Breath Technologies, Inc. and Rug Doctor, among others. Net unrealized gain for the nine months ended September 30, 2016 is primarily due to appreciation in the value of our investments in WireCo Worldgroup Inc., Crystal Financial, LLC, Global Tel*Link Corporation, Asurion, LLC, Rug Doctor, The Robbins Company and LegalZoom.com, Inc., among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Senior Secured Unitranche Loan Program LLC, Breathe Technologies, Inc. and Aegis Toxicology Sciences Corporation, among others. Net unrealized loss for the three months ended September 30, 2015 is primarily due to depreciation in the value of our investments in Crystal Financial LLC, WireCo Worldgroup Inc., Asurion, LLC and Bishop Lifting Products, Inc., among others. Net unrealized loss for the nine months ended September 30, 2015 is primarily due to depreciation in the value of our investments in WireCo Worldgroup Inc., Direct Buy Inc., Rug Doctor and Bishop Lifting Products, Inc., among others. Partially offsetting the net change in unrealized loss was a reversal of unrealized depreciation on our investment in Quantum Foods, LLC.

Net Increase in Net Assets From Operations

For the three and nine months ended September 30, 2016, the Company had a net increase in net assets resulting from operations of $25.6 million and $89.0 million, respectively. For the same periods, earnings per average share were $0.61 and $2.11, respectively. For the three and nine months ended September 30, 2015, the

Company had a net increase in net assets resulting from operations of $0.1 million and $28.3 million, respectively. For the same periods, earnings per average share were $0.00 and $0.67, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in September 2021, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of September 30, 2016, we had a total of $287.3 million of unused borrowing capacity under the Credit Facility, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $290 million in cash equivalents as of September 30, 2016.

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

Revolving & Term Loan Facility

On September 30, 2016, the Company entered into a second Credit Facility amendment. The Credit Facility is composed of $505 million of revolving credit and $50 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus a range of 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the amendment of the Credit Facility, the Company expensed $2.7 million. At September 30, 2016, outstanding USD equivalent borrowings under the Credit Facility totaled $267.7 million.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At September 30, 2016, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of September 30, 2016:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility(1)	$217.7	$—	$—	$217.7	$—
Unsecured senior notes	100.0	—	—	—	100.0
Senior secured notes	75.0	75.0	—	—	—
Term Loans	50.0	—	—	50.0	—

(1)	As of September 30, 2016, we had a total of $287.3 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facilities
Fiscal 2016 (through September 30, 2016)	$217,700	$1,511	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
Unsecured Senior Notes
Fiscal 2016 (through September 30, 2016)	$100,000	$694	—	$1,001
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2016 (through September 30, 2016)	$75,000	$521	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2016 (through September 30, 2016)	$50,000	$347	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2016 (through September 30, 2016)	$442,700	$3,073	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of September 30, 2016, asset coverage was 307.3%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2016, 2015, 2014, 2013 and 2012 periods was $100,073, $98,196, $94,301, $93,392, and $92,302, respectively.

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

On August 5, 2016, SSLP II entered into a servicing agreement with the Company. SSLP II engaged and retained the Company to provide certain administrative services relating to the facilities, supplies and necessary ongoing overhead support services for the operation of SSLP II’s ongoing business affairs in exchange for a fee. Either party may terminate this agreement upon 30 days’ written notice to the other.

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of September 30, 2016 and December 31, 2015 is $46.5 million and $65.8 million, respectively, comprised of the following:

	September 30, 2016	December 31, 2015
(in millions)
Crystal Financial LLC	$44.3	$50.0
Conventus Orthopaedics, Inc.	2.2	—
Achaogen, Inc.	—	10.0
AgaMatrix, Inc.	—	3.3
CardioDx, Inc.	—	2.5

Total Commitments*	$46.5	$65.8

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion (also see Senior Secured Unitranche Loan Program and Senior Secured Unitranche Loan Program II sections in Item 7).

As of September 30, 2016 and December 31, 2015, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitment to SSLP disclosed earlier.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2016
November 2, 2016	December 15, 2016	January 4, 2017	$0.40
August 2, 2016	September 22, 2016	October 4, 2016	0.40
May 3, 2016	June 23, 2016	July 1, 2016	0.40
February 24, 2016	March 24, 2016	April 1, 2016	0.40

Total 2016			$1.60

Fiscal 2015
November 3, 2015	December 17, 2015	January 6, 2016	$0.40
August 4, 2015	September 24, 2015	October 2, 2015	0.40
May 5, 2015	June 25, 2015	July 1, 2015	0.40
February 25, 2015	March 19, 2015	April 2, 2015	0.40

Total 2015			$1.60

Fiscal 2014
November 4, 2014	December 18, 2014	January 5, 2015	$0.40
August 4, 2014	September 18, 2014	October 1, 2014	0.40
May 5, 2014	June 19, 2014	July 1, 2014	0.40
February 25, 2014	March 20, 2014	April 1, 2014	0.40

Total 2014			$1.60

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

Related party transactions may occur between Solar Capital Ltd. and Crystal Financial LLC, between Solar Capital Ltd. and Senior Secured Unitranche Loan Program LLC, between Solar Capital Ltd. and SSLP 2016-1, LLC and between Solar Capital Ltd. and Senior Secured Unitranche Loan Program II LLC. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Crystal Financial LLC, Senior Secured Unitranche Loan Program LLC or Senior Secured Unitranche Loan Program II LLC.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the nine months ended September 30, 2016, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of September 30, 2016 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would not change our net investment income per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2016 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately seven cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2016, we have no interest rate hedging instruments outstanding.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.00	$0.07

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

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	First Supplemental Indenture, dated November 16, 2012, relating to the 6.75% Senior Notes due 2042, between the Registrant and U.S. Bank National Association as trustee(3)

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Senior Secured Credit Agreement by and between the Registrant, Citibank, N.A., as administrative agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and SunTrust Bank, as documentation agent(5)

10.3	Form of Amendment No. 2 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent*

10.4	First Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(9)

10.5	Form of Custodian Agreement(7)

10.6	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(6)

10.7	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.8	Form of Registration Rights Agreement(4)

10.9	Form of Subscription Agreement(4)

10.10	Form of Amended and Restated Limited Liability Company Agreement, dated as of October 15, 2015, between Solar Capital Ltd., Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(8)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on July 6, 2012.
(6)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
(7)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 3, 2015.
(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on August 2, 2016.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2016.

SOLAR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)