Form 10-K
period 2016-12-31
Solar Capital Ltd.
filed 2017-02-22
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2016 based on the closing price on that date of $19.05 on the NASDAQ Global Select Market was approximately $757.7 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 42,248,525 shares of the Registrant’s common stock outstanding as of February 21, 2017.

Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

SOLAR CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

We invest primarily in privately held U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle market companies in the form of senior secured loans, unitranche loans, mezzanine loans and equity securities. We define “middle market” to refer to companies with annual revenues between $50 million and $1 billion. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or strategic initiatives. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, some of our debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. Our investment activities are managed by Solar Capital Partners, LLC (“Solar Capital Partners” or the “Investment Adviser”) and supervised by our board of directors, a majority of whom are non-interested, as such term is defined in the 1940 Act. Solar Capital Management, LLC (“Solar Capital Management”) provides the administrative services necessary for us to operate.

As of December 31, 2016, our investment portfolio totaled $1.3 billion and our net asset value was $918.5 million. Our portfolio was comprised of debt and equity investments in 63 portfolio companies with our portfolio of income producing investments having a weighted average annualized yield on a fair value and cost basis of approximately 10.0% and 10.4%, respectively. Portfolio yield does not represent an actual investment return to stockholders.

During the fiscal year ended December 31, 2016, we invested approximately $428 million in 35 portfolio companies. Investments sold or prepaid during the fiscal year ended December 31, 2016 totaled approximately $488 million.

Solar Capital Partners

Solar Capital Partners, our investment adviser, is controlled and led by Michael S. Gross, our Chairman and Chief Executive Officer, and Bruce Spohler, our Chief Operating Officer. They are supported by a team of dedicated investment professionals. Solar Capital Partners’ investment team has extensive experience in leveraged lending and private equity, as well as significant contacts with financial sponsors.

In addition, Solar Capital Partners serves as investment adviser to Solar Senior Capital Ltd. (or “Solar Senior”), a publicly traded BDC that invests in the senior debt securities of leveraged middle-market companies similar to those we target for investment. Through December 31, 2016, the investment team led by Messrs. Gross and Spohler has invested approximately $6.0 billion in more than 265 different portfolio companies involving an aggregate of more than 165 different financial sponsors. Since Solar Capital’s inception, these investment professionals have used their relationships in the middle-market financial sponsor and financial intermediary community to generate deal flow. As of February 22, 2017, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 5.7% and 5.2%, respectively, of our outstanding common stock.

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

Investments

Solar Capital seeks to create a diverse portfolio that includes senior secured loans, unitranche loans, mezzanine loans and equity securities by investing approximately $5 million to $100 million of capital, on average, in the securities of leveraged companies, including middle-market companies. We expect that this investment size will vary with the size of our capital base and/or for strategic initiatives. Structurally, mezzanine loans usually rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of insolvency. However, mezzanine loans rank senior to common and preferred equity in a borrowers’ capital structure. Mezzanine loans may have both elements of debt and equity instruments, offering fixed returns in the form of interest payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest may take the form of warrants. Due to its higher risk profile and often less restrictive covenants as compared to senior loans, mezzanine loans generally earn a higher return than senior secured loans. The warrants associated with mezzanine loans are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine loans also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula. We believe that mezzanine loans can offer an attractive investment opportunity based upon their historic returns and resilience during economic downturns.

In addition to senior secured loans, unitranche loans and mezzanine loans, we may invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our returns to our investors. These investments may include direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, some of our debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. We may invest up to 30% of our total assets in such opportunistic investments, including loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act.

We have and will continue to borrow funds to make investments. As a result, we will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in management fees payable to our investment adviser, Solar Capital Partners, will be borne by our common stockholders.

Additionally, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in the securitized pool of loans.

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

Our principal focus is to provide senior secured loans, unitranche loans and mezzanine loans to leveraged companies in a variety of industries. We generally seek to target companies that generate positive cash flows. We generally seek to invest in companies from the broad variety of industries in which our investment adviser has direct expertise.

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

At December 31, 2016, our portfolio consisted of 63 portfolio companies and was invested 60.4% in senior secured loans, 2.2% in subordinated debt, 1.1% in preferred equity and 36.3% in common equity and warrants (of which 23.4% is Crystal Financial LLC, 7.7% is Senior Secured Unitranche Loan Program LLC and 3.6% is Senior Secured Unitranche Loan Program II LLC), in each case, measured at fair value. We expect that our portfolio will continue to include primarily senior secured, unitranche and mezzanine loans as well as equity-related securities. In addition, we also expect to invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.

While our primary investment objective is to maximize current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2016 and December 31, 2015:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2016

Portfolio Company	% of Total Assets
Crystal Financial LLC	18.5%
Senior Secured Unitranche Loan Program LLC	6.1%
KORE Wireless Group, Inc.	3.3%
DISA Holdings Acquisition Subsidiary Corp.	3.1%
Varilease Finance, Inc.	2.9%
Senior Secured Unitranche Loan Program II LLC	2.9%
TierPoint, LLC	2.0%
PhyMed Management LLC	1.9%
U.S. Anesthesia Partners, Inc.	1.8%
RD Holdco Inc. (Rug Doctor)	1.7%

Industry	% of Total Assets
Diversified Financial Services	18.5%
Asset Management	9.9%
Health Care Providers & Services	8.3%
Wireless Telecommunication Services	5.0%
Pharmaceuticals	4.8%
Health Care Equipment & Supplies	4.8%
Professional Services	3.7%
IT Services	3.7%
Multi-Sector Holdings	2.9%
Health Care Technology	2.6%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2015

Portfolio Company	% of Total Assets
Crystal Financial LLC	17.9%
Senior Secured Unitranche Loan Program LLC	5.0%
Kore Wireless Group, Inc.	3.3%
DISA Holdings Acquisition Subsidiary Corp.	3.0%
LegalZoom.com, Inc.	3.0%
Varilease Finance, Inc.	2.9%
WireCo Worldgroup Inc.	2.5%
TierPoint, LLC	2.1%
PhyMed Management LLC	1.9%
U.S. Anesthesia Partners, Inc.	1.8%

Industry	% of Total Assets
Diversified Financial Services	17.9%
Health Care Providers & Services	9.6%
Asset Management	5.9%
Wireless Telecommunications Services	5.0%
IT Services	3.7%
Professional Services	3.6%
Internet Software & Services	3.0%
Multi-Sector Holdings	2.9%
Health Care Equipment & Supplies	2.9%
Health Care Technology	2.6%

Listed below is the geographic breakdown of the portfolio based on fair value as of December 31, 2016, 2015 and 2014:

Geographic Region	% of Portfolio at December 31, 2016	% of Portfolio at December 31, 2015	% of Portfolio at December 31, 2014
United States	99.4%	99.5%	99.1%
Canada	0.6%	0.5%	0.9%

	100.0%	100.0%	100.0%

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

We invest in portfolio companies primarily in the form of senior secured loans, unitranche loans and to a lesser extent mezzanine investments. With respect to our senior secured loans, we seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

We structure our mezzanine investments primarily as unsecured, subordinated loans that provide for relatively high, fixed or floating interest rates that provide us with significant current interest income. These loans typically have interest-only payments in the early years, with amortization of principal, if any, deferred to the later years of the mezzanine loans. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment. Also, in some cases our mezzanine loans may be collateralized by a subordinated lien on some or all of the assets of the borrower.

Typically, our senior secured, unitranche and mezzanine loans have final maturities of five to ten years. However, we expect that our portfolio companies often may repay these loans early, generally within three to four years from the date of initial investment. To preserve an acceptable return on investment, we seek to structure these loans with prepayment premiums.

In the case of our senior secured, unitranche and mezzanine loan investments, we tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior or fulcrum position in the capital structure of our portfolio companies, we will seek to limit the downside potential of our investments by:

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2016, 2015 and 2014, the weighted average investment rating on the fair market value of our portfolio was a 2. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. Escrow receivables, if any, included in the receivables for investments sold in the Consolidated Statements of Assets and Liabilities are reviewed quarterly and the value of the receivable is adjusted as necessary. For the fiscal year ended December 31, 2016, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

Staffing

We do not currently have any employees. Mr. Gross, our Chairman and Chief Executive Officer, and Mr. Spohler, our Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, Solar Capital Partners. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Corporate Secretary serves as the Chief Financial Officer for Solar Capital Partners. Guy Talarico, our Chief Compliance Officer, is the Chief Executive Officer of Alaric

Compliance Services, LLC, and performs his functions as our Chief Compliance Officer under the terms of an agreement between Solar Capital Management and Alaric Compliance Services, LLC. Solar Capital Management has retained Mr. Talarico and Alaric Compliance Services, LLC pursuant to its obligations under our Administration Agreement.

Our day-to-day investment operations are managed by Solar Capital Partners. Based upon its needs, Solar Capital Partners may hire additional investment professionals. In addition, we will reimburse Solar Capital Management for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, and the allocable portion of the cost of the company’s chief compliance officer and chief financial officer and their respective staffs.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•

Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “1934 Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;

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

We are generally not able to issue and sell our common stock at a price below net asset value per share without annual shareholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At our Annual Meeting of Stockholders on June 7, 2016, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current asset value per share, subject to the approval by our board of directors for the offering. This authorization expires on the earlier of June 7, 2017 and the date of our 2017 Annual Meeting of Stockholders, which is expected to be held in May 2017. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

(2)	Securities of any eligible portfolio company which we control, which, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

(7)	Office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other noninvestment assets necessary and appropriate to its operations as a BDC, including notes of indebtedness of directors, officers, employees, and general partners held by a BDC as payment for securities of such company issued in connection with an executive compensation plan described in Section 57(j) of the 1940 Act.

Under Section 55(b) of the 1940 Act, the value of a BDC’s assets shall be determined as of the date of the most recent financial statements filed by such company with the SEC pursuant to Section 13 of the 1934 Act, and shall be determined no less frequently than annually.

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders as dividends and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” in the hands of non-corporate stockholders (and thus eligible for a reduced tax rate) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate shareholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To re-qualify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that re-qualify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 5 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

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

A number of entities compete with us to make the types of investments that we target in leveraged companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have, which could allow them to consider a wider variety of investments and establish more relationships and offer better pricing and a more flexible structure than we are able to do. Furthermore, many of our potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. If we are unable to source attractive investments, we may hold a greater percentage of our assets in cash and cash equivalents than anticipated, which could impact potential returns on our portfolio. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

The lack of liquidity in our investments may adversely affect our ability to meet our investment objectives.

We generally make investments in private companies. We invest and expect to continue investing in companies whose securities have no established trading market and whose securities are and will be subject to legal and other restrictions on resale or whose securities are and will be less liquid than are publicly-traded securities. Investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer of the investments, market events, economic conditions or investor perceptions. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain our qualification as a BDC and as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. Domestic and foreign markets are complex and interrelated, so that events in one sector of the world markets or economy, or in one geographical region, can reverberate and have materially negative consequences for other market, economic or regional sectors in a manner that may not be foreseen and which may negatively impact the liquidity of our investments and materially harm our business. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

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

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our net asset value, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise equity and debt capital. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2016 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on June 7, 2016 and expiring on the earlier of the one-year anniversary of the date of the 2016 Annual Stockholders Meeting and the date of our 2017 Annual Stockholders Meeting, which is expected to be held in May 2017. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations. Additionally, our ability to incur indebtedness is limited by the asset coverage ratio for a BDC, as defined under the 1940 Act. Declining portfolio values negatively impact our ability to borrow additional funds because our net asset value is reduced for purposes of the asset coverage ratio. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A lengthy disruption in the credit markets could also materially decrease demand for our investments.

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

Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to the prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The worsening of current economic and capital market conditions could have a material adverse effect on our ability to secure financing on favorable terms, if at all.

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

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

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

The business and operating results of our portfolio companies may be impacted by worldwide economic conditions. Although the U.S. economy has in recent years shown signs of recovery from the 2008–2009 global recession, the strength and duration of any economic recovery will be impacted by worldwide economic growth. For instance, concerns of economic slowdown in China and other emerging markets and signs of deteriorating sovereign debt conditions in Europe could lead to disruption and instability in the global financial markets. The significant debt in United States and European countries is expected to hinder growth in those countries for the foreseeable future. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. The federal debt limit has been suspended since November 2, 2015, but the limit is set to be reinstated on March 15, 2017. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations.

Some of the products of our portfolio companies are developed, manufactured, assembled, tested or marketed outside the United States Any conflict or uncertainty in these countries, including due to natural disasters, public health concerns, political unrest or safety concerns, could harm their business, financial condition and results of operations. In addition, if the government of any country in which their products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm their businesses.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (i) increase or maintain in whole or in part our ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow-on investments or the desire to maintain our RIC tax status.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans. Payments on one or more of our loans, particularly a loan to a client in which we may also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

Shares of BDCs may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value in the future. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2016 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on June 7, 2016 and expiring on the earlier of the one-year anniversary of the date of the 2016 Annual Stockholders Meeting and the date of our 2017 Annual Stockholders Meeting, which is expected to be held in May 2017. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

As a RIC, if we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possibly losing the U.S. federal income tax benefits allowable to RICs. We cannot assure you that you will receive distributions at a particular level or at all.

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

At our 2016 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on June 7, 2016 and expiring on the earlier of the one-year anniversary of the date of the 2016 Annual Stockholders Meeting and the date of our 2017 Annual Stockholders Meeting, which is expected to be held in May 2017. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

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

Further, if our current stockholders do not purchase any shares to maintain their percentage interest, regardless of whether such offering is above or below the then current net asset value per share, their voting power will be diluted. For example, if we sell an additional 10% of our common shares at a 5% discount from net asset value, a stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value.

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

We depend on the diligence, skill and network of business contacts of Messrs. Gross and Spohler, who serve as the managing partners of Solar Capital Partners and who lead Solar Capital Partners’ investment team. Messrs. Gross and Spohler, together with the other dedicated investment professionals available to Solar Capital Partners, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the diligence, skill, network of business contacts and continued service of Messrs. Gross and Spohler and the other investment professionals available to Solar Capital Partners. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his relationship with us. The loss of Mr. Gross or Mr. Spohler, or any of the other senior investment professionals who serve on Solar Capital Partners’ investment team, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that Solar Capital Partners will remain our investment adviser.

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

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act and our senior secured credit facility (the “Credit Facility”). Any such failure could result in an event of default and all of our debt being declared immediately due and payable and would affect our ability to issue senior securities, including borrowings, and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw on the Credit Facility. For example, we cannot be certain that we will be able to renew the Credit Facility as it matures or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally.

If we are unable to renew or replace the Credit Facility and consummate new facilities on commercially reasonable terms, our liquidity will be reduced significantly. If we consummate new facilities but are then unable to repay amounts outstanding under such facilities, and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Our financial condition and results of operations will depend on Solar Capital Partners’ ability to manage our future growth effectively by identifying, investing in and monitoring companies that meet our investment criteria.

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

We may need additional capital to fund growth in our investments. We expect to issue equity securities and expect to borrow from financial institutions in the future. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain tax treatment as a RIC. As a result, any such cash earnings may not be available to fund investment originations. We expect to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue additional preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

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

As of December 31, 2016, we had $165.2 million outstanding under the Credit Facility, composed of $115.2 million of revolving credit and $50 million outstanding of term loans. We also had $75 million outstanding of senior secured notes (the “Senior Secured Notes”), $100 million outstanding of 6.75% unsecured senior notes due 2042 (the “2042 Unsecured Notes”), and $50 million outstanding of 4.4% unsecured senior notes due 2022 (the “2022 Unsecured Notes”). If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

At our 2016 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on June 7, 2016 and expiring on the earlier of the one-year anniversary of the date of the 2016 Annual Stockholders Meeting and the date of our 2017 Annual Stockholders Meeting, which is expected to be held in May 2017. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

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

•

market rates of interest higher or lower than rates borne by the debt securities. You should also be aware that there may be a limited number of buyers when you decide to sell your debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities

Our credit ratings may not reflect all risks of an investment in our debt securities.

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

Our stockholders may experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. In the event we issue new shares in connection with our dividend reinvestment plan, our stockholders that do not elect to receive distributions in shares of common stock may experience dilution in their ownership percentage over time as a result of such issuance.

We have and will continue to borrow money, which would magnify the potential for loss on amounts invested and may increase the risk of investing in us.

We borrow money as part of our business plan. Borrowings, also known as leverage, magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of December 31, 2016, we had $165.2 million outstanding on the Credit Facility, composed of $115.2 million of revolving credit and $50 million of term loans. We also had $75 million outstanding of the Senior Secured Notes, $100 million outstanding of the 2042 Unsecured Notes, and $50 million outstanding of the 2022 Unsecured Notes. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility and Notes, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. Additionally, the Credit Facility requires us to comply with certain financial and other restrictive covenants including maintaining an asset coverage ratio of not less than 200% at any time. Failure to maintain compliance with these covenants could result in an event of default and all of our debt being declared immediately due and payable. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions.

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

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(19.7)%	(10.7)%	(1.7)%	7.2%	16.2%

(1)	Assumes $1.65 billion in total assets and $390.2 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2016, and a cost of funds of 4.11%. Excludes non-leverage related expenses.

In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2016, we must achieve annual returns on our December 31, 2016 total assets of at least 1.0%.

It is likely that the terms of any current or future long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

Our current lenders have, and any future lender or lenders may have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. Our current Credit Facility and borrowings also subject us to various financial and operating covenants, including, but not limited to, maintaining certain financial ratios and minimum tangible net worth amounts. Future credit facilities and borrowings will likely subject us to similar or additional covenants. In addition, we may grant a security interest in our assets in connection with any such credit facilities and borrowings.

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

We expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to U.S. and foreign economic downturns such as the current recession and European financial crisis may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies compete with larger, more established companies with greater access to, and resources for, further development in these new technologies. Therefore, we may lose our entire investment in any or all of our portfolio companies.

There will be uncertainty as to the value of our portfolio investments, which may impact our net asset value.

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities on a quarterly basis in accordance with our valuation policy, which is at all times consistent with U.S. generally accepted accounting principles (“GAAP”). Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of certain securities. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

There are significant potential conflicts of interest, including Solar Capital Partners’ management of Solar Senior Capital Ltd., which could impact our investment returns, and an investment in Solar Capital is not an investment in Solar Senior Capital Ltd.

Our executive officers and directors, as well as the current and future partners of our investment adviser, Solar Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. For example, Solar Capital Partners presently serves as investment adviser to Solar Senior Capital Ltd., a publicly-traded BDC which focuses on investing primarily in senior secured loans, including first lien, unitranche and second lien debt instruments. In addition, Michael S. Gross, our Chairman, Chief Executive Officer and President, Bruce Spohler, our Chief Operating Officer and board member, and Richard Peteka, our Chief Financial Officer, serve in similar capacities for Solar Senior Capital Ltd. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Solar Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although Solar Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Solar Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.

As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC on July 28, 2014 (the “Exemptive Order”). The Exemptive Order permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, or an investment adviser controlling, controlled by or under common control with Solar Capital Partners, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Exemptive Order. If we are unable to rely on the Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. On January 13, 2017, the Company, Solar Senior Capital Ltd., and Solar Capital Partners filed an exemptive application for a co-investment order that would supersede the Exemptive Order and extend the relief granted in the Exemptive Order such that it no longer applies to certain affiliates only if their respective investment adviser is Solar Capital Partners, but also applies to certain affiliates whose investment adviser is an investment adviser that controls, is controlled by or is under common control with Solar Capital Partners and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Exemptive Order will remain in effect unless and until the revised application is approved by the SEC. The terms and conditions of the revised application are substantially similar to the Exemptive Order. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

Solar Capital Partners and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners’ allocation procedures. Related party transactions may occur between Solar Capital and Crystal Financial LLC, between Solar Capital and Senior Secured Unitranche Loan Program LLC, between Solar Capital and SSLP 2016-1, LLC, between Solar Capital and Senior Secured Unitranche Loan Program II LLC and between Solar Capital and SSLP II 2016-1, LLC. No administrative fees are paid to Solar Capital Partners by Crystal Financial LLC, Senior Secured Unitranche Loan Program LLC or Senior Secured Unitranche Loan Program II LLC.

In the ordinary course of our investing activities, we pay management and incentive fees to Solar Capital Partners and reimburse Solar Capital Partners for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of Solar Capital Partners has interests that differ from those of our stockholders, giving rise to a conflict.

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

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

The SEC has proposed a new rule under the 1940 Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited amount of derivatives transactions or that uses complex derivatives would be required to establish a formalized derivatives risk management program. If the SEC adopts this rule in the form proposed, our ability to enter into transactions involving such instruments may be hindered, which could have an adverse effect on our business, financial condition and results of operations.

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

The incentive fee payable by us to our investment adviser also may induce Solar Capital Partners to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our stockholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not received in cash. In addition, the “catch-up” portion of the incentive fee may encourage Solar Capital Partners to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and distribution amounts.

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

Although we have elected to be treated as a RIC under Subchapter M of the Code, no assurance can be given that we will continue to be able to qualify for and maintain RIC status. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

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

In accordance with GAAP and tax requirements, we include in income certain amounts that we have not yet received in cash, such as contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts prior to receiving the related cash.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Solar Capital or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Maryland Control Share Acquisition Act only if our board of directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Maryland Control Share Acquisition Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Maryland Control Share Acquisition Act would, if implemented, violate Section 18(i) of the 1940 Act.

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

The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our board of directors. However, these provisions may deprive a stockholder of the opportunity to sell such stockholder’s shares at a premium to a potential acquirer. We believe that the benefits of these provisions outweigh the potential disadvantages of discouraging any such acquisition proposals because, among other things, the negotiation of such proposals may improve their terms. Our board of directors has considered both the positive and negative effects of the foregoing provisions and determined that they are in the best interest of our stockholders.

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

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-

party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these existing requirements, or any revised or amended requirements, have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

Changes in laws or regulations governing our operations may adversely affect our business.

Changes in the laws or regulations, or the interpretations of the laws and regulations, which govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures, and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, then we may have to incur significant expenses in order to comply or we may have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, then we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business results of operations or financial condition.

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

		Price Range		Premium or (Discount) of High Closing Price to NAV(2)	Premium or (Discount) of Low Closing Price to NAV(2)	Declared Distributions(3)
	NAV(1)	High	Low
Fiscal 2016
Fourth Quarter	$21.74	$21.42	$19.43	(1.5)%	(10.6)%	$0.40
Third Quarter	21.72	20.71	19.02	(4.7)	(12.4)	0.40
Second Quarter	21.51	19.07	16.91	(11.3)	(21.4)	0.40
First Quarter	21.08	17.70	15.60	(16.0)	(26.0)	0.40
Fiscal 2015
Fourth Quarter	$20.79	$18.20	$16.10	(12.5)%	(22.6)%	$0.40
Third Quarter	21.52	18.63	15.39	(13.4)	(28.5)	0.40
Second Quarter	21.92	20.67	18.00	(5.7)	(17.9)	0.40
First Quarter	21.91	20.46	18.07	(6.6)	(17.5)	0.40

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by NAV and subtracting 1.
(3)	Represents the cash distributions declared for the specified quarter.

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

The last reported closing market price of our common stock on February 16, 2017 was $22.00 per share. As of February 16, 2017, we had 20 shareholders of record.

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

The following table reflects cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2017
February 22, 2017	March 23, 2017	April 4, 2017	$0.40

Fiscal 2016
November 2, 2016	December 15, 2016	January 4, 2017	$0.40
August 2, 2016	September 22, 2016	October 4, 2016	0.40
May 3, 2016	June 23, 2016	July 1, 2016	0.40
February 24, 2016	March 24, 2016	April 1, 2016	0.40

Total 2016			$1.60

Fiscal 2015
November 3, 2015	December 17, 2015	January 6, 2016	$0.40
August 4, 2015	September 24, 2015	October 2, 2015	0.40
May 5, 2015	June 25, 2015	July 1, 2015	0.40
February 25, 2015	March 19, 2015	April 2, 2015	0.40

Total 2015			$1.60

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

STOCK PERFORMANCE GRAPH

This graph compares the cumulative total return on our common stock with that of the Standard & Poor’s BDC Index, Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from December 31, 2011 through December 31, 2016. The graph assumes that a person invested $10,000 in each of the following: our common stock (SLRC), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in additional shares of the same class of equity securities at the frequency with which dividends are paid of such securities during the applicable fiscal year.

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

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012. Financial information for the periods ending December 31, 2016, 2015, 2014, 2013, and 2012 has been derived from our consolidated financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

($ in thousands, except per share data)	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Income statement data:
Total investment income	$151,839	$115,560	$121,937	$163,593	$153,253
Net expenses	$80,738	$51,204	$55,230	$78,658	$71,326
Net investment income	$71,101	$64,356	$66,707	$84,935	$81,927
Net realized gain (loss)	$776	$(4,874)	$(36,840)	$(44,425)	$(32,537)
Net change in unrealized gain (loss).	$34,938	$(45,402)	$18,585	$34,800	$66,371
Net increase in net assets resulting from operations	$106,815	$14,080	$48,452	$75,310	$115,761
Per share data:
Net investment income (3)	$1.68	$1.52	$1.56	$1.91	$2.20
Net realized and unrealized gain (loss)(3)	$0.84	$(1.18)	$(0.43)	$(0.22)	$0.91
Dividends and distributions declared	$1.60	$1.60	$1.60	$2.00	$2.40

	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
Balance sheet data:
Total investment portfolio	$1,304,778	$1,312,591	$1,020,738	$1,088,399	$1,395,522
Cash and cash equivalents	$312,046	$277,570	$635,340	$586,979	$15,039
Total assets	$1,650,547	$1,620,300	$1,686,334	$1,708,442	$1,430,403
Debt	$390,200	$432,900	$225,000	$225,000	$489,452
Net assets	$918,507	$882,698	$936,568	$995,637	$878,273
Per share data:
Net asset value per share	$21.74	$20.79	$22.05	$22.50	$22.70
Other data (unaudited):
Weighted average annualized yield on income producing investments(4):
On fair value(1)	10.0%	10.5%	9.9%	11.3%	14.2%
On cost(2)	10.4%	10.2%	10.4%	12.2%	14.2%
Total return(5)	37.5%	(0.3%)	(13.6%)	2.8%	20.0%
Number of portfolio companies at period end	63	54	43	40	40

(1)	Throughout this document, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, plus the effective interest yield on preferred shares divided by (b) total income producing investments at fair value. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.
(2)	For this calculation, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, plus the effective interest yield on preferred shares divided by (b) total income producing investments at cost. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.

(3)	The per-share calculations are based on weighted average shares of 42,258,143, 42,465,158, 42,888,232, 44,571,118 and 37,231,341 for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.
(4)	The weighted average annualized yield on income producing investments does not represent a return to stockholders.
(5)	Total return is based on the change in market price per share during the year and takes into account dividends, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, unitranche loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives. Our investment activities are managed by Solar Capital Partners, LLC (the “Investment Adviser”) and supervised by our board of directors, a majority of whom are non-interested, as such term is defined in the 1940 Act. Solar Capital Management, LLC (the “Administrator”) provides the administrative services necessary for us to operate.

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

As of December 31, 2016, the Investment Adviser has invested approximately $6.0 billion in more than 265 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 165 different financial sponsors.

Recent Developments

On February 15, 2017, the Company closed a private offering of $100 million of additional 2022 Unsecured Notes with a fixed interest rate of 4.60% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

On February 22, 2017, the Company, through its commitment to Senior Secured Unitranche Loan Program III LLC (“SSLP III”), and Solar Senior formed Solar Life Science Program LLC (“LSJV”) with an affiliate of Deerfield Management. The Company is committing approximately $50 million to LSJV.

On February 22, 2017, our Board declared a quarterly distribution of $0.40 per share payable on April 4, 2017 to holders of record as of March 23, 2017.

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

Portfolio and Investment Activity

During the year ended December 31, 2016, we invested approximately $428 million across 35 portfolio companies. This compares to investing approximately $505 million in 32 portfolio companies for the year ended December 31, 2015. Investments sold, prepaid or repaid during the year ended December 31, 2016 totaled approximately $488 million versus approximately $171 million for the year ended December 31, 2015.

At December 31, 2016, our portfolio consisted of 63 portfolio companies and was invested 60.4% in senior secured loans, 2.2% in subordinated debt, 1.1% in preferred equity and 36.3% in common equity and warrants (of which 23.4% is Crystal Financial LLC, 7.7% is Senior Secured Unitranche Loan Program LLC and 3.6% is Senior Secured Unitranche Loan Program II LLC) measured at fair value versus 54 portfolio companies invested 63.7% in senior secured loans, 5.1% in subordinated debt, 1.4% in preferred equity and 29.8% in common equity/equity interests and warrants (of which 22.1% is Crystal Financial LLC and 6.1% is Senior Secured Unitranche Loan Program LLC) measured at fair value at December 31, 2015.

The weighted average annualized yields on our portfolio of income producing investments were 10.0% and 10.5%, respectively, at December 31, 2016 and December 31, 2015, measured at fair value, and 10.4% and 10.2%, respectively for the same periods, measured at amortized cost. Portfolio yield does not represent an actual investment return to shareholders.

At December 31, 2016, 94.9% or $1.22 billion of our income producing investment portfolio* is floating rate and 5.1% or $65.7 million is fixed rate, measured at fair value. At December 31, 2015, 91.0% or $1.17 billion of our income producing investment portfolio* was floating rate and 9.0% or $116.6 million was fixed rate, measured at fair value. As of both December 31, 2016 and 2015, we had one issuer on non-accrual status.

Since inception through December 31, 2016, Solar Capital and its predecessor companies have invested approximately $4.8 billion in 168 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 125 different financial sponsors.

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

As of December 31, 2016, Crystal Financial LLC had 26 funded commitments to 25 different issuers with a total par value of approximately $368.8 million on total assets of $459.7 million. As of December 31, 2015, Crystal Financial LLC had 28 funded commitments to 26 different issuers with a total par value of approximately $465.1 million on total assets of $518.3 million. As of December 31, 2016 and December 31, 2015, the largest loan outstanding totaled $36.3 million and $34.3 million, respectively. For the same periods, the average exposure per issuer was $14.8 million and $17.9 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $175.4 million and $232.9 million of borrowings outstanding at December 31, 2016 and December 31, 2015, respectively. For the years ended December 31, 2016, 2015 and 2014, Crystal Financial LLC had net income of $34.1 million, $27.4 million and $27.2 million, respectively, on gross income of $69.4 million, $62.5 million and $56.1 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As of December 31, 2016, and based upon our expectations for Crystal Financial LLC’s portfolio performance, we believe that Crystal Financial LLC will be able to maintain its dividend payments to the Company. Crystal Financial LLC’s consolidated financial statements for the fiscal years ended December 31, 2016 and December 31, 2015 are attached as an exhibit to this annual report on Form 10-K.

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

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200 million senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $67.1 million of borrowings outstanding as of December 31, 2016. During the year ended December 31, 2016, using proceeds from the SSLP Facility, SSLP returned capital totaling $28.9 million and $4.1 million to the Company and Voya, respectively. As of December 31, 2016 and December 31, 2015, the Company and Voya had contributed combined equity capital in the amount of $116.4 million and $92.2 million, respectively. Of the $116.4 million of contributed equity capital at December 31, 2016, the Company contributed $29.9 million in the form of investments and $72.0 million in the form of cash and Voya contributed $14.5 million in the form of cash. As of December 31, 2016, the Company and Voya’s remaining commitments to SSLP totaled $73.1 million and $10.5 million, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of December 31, 2016 and December 31, 2015, SSLP had total assets of $184.8 million and $92.5 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 11 and 4 different borrowers, respectively. For the year ended December 31, 2016, SSLP invested $89.4 million in 8 portfolio companies. Investments prepaid totaled $1.2 million for the year ended December 31, 2016. For the period from November 25, 2015 through December 31, 2015, SSLP invested $91.8 million in 4 portfolio companies. Investments prepaid totaled $0.1 million for the period from November 25, 2015 through December 31, 2015. At December 31, 2016 and December 31, 2015, the weighted average yield of SSLP’s portfolio was 7.4% and 8.5%, respectively, measured at fair value and 7.5% and 8.5%, respectively, measured at cost.

SSLP Portfolio as of December 31, 2016 (in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	6.75%	9/3/21	$4,875	$4,875	$4,875
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.50%	12/30/22	13,824	13,686	13,686
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/1/21	3,292	3,261	3,275
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.25%	6/28/22	13,102	12,979	12,971
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.50%	11/30/23	13,875	13,600	13,597
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	34,650	34,202	34,650
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	20,625	20,336	20,367
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.00%	12/16/22	12,000	11,881	11,880
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/21	2,475	2,454	2,475
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+839	1.00%	9.39%	11/25/21	22,250	21,866	21,861
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	19,557	19,407	19,362
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	21,818	21,686	21,491

							$180,233	$180,490

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP Portfolio as of December 31, 2015 (in thousands)

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
Falmouth Group Holdings Corp. (AMPAC)(3)	Chemicals	9.25%	12/14/21	$35,000	$34,478	$34,475
PSKW, LLC & PDR, LLC(3)	Health Care Providers & Services	5.25%	11/25/21	2,750	2,723	2,723
PSKW, LLC & PDR, LLC(3)	Health Care Providers & Services	9.42%	11/25/2	122,250	21,810	21,805
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	6.00%	12/31/19	19,757	19,561	19,559
VetCor Professional Practices LLC	Health Care Facilities	7.00%	4/20/21	13,197	13,197	13,197

					$91,769	$91,759

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP as of December 31, 2016 and December 31, 2015 and for the year ended December 31, 2016 and the period from November 25, 2015 through December 31, 2015:

Selected Balance Sheet Information for SSLP (in thousands):	December 31, 2016	December 31, 2015
Investments at fair value (cost $180,233 and $91,769, respectively)	$180,490	$91,759
Cash and other assets	4,326	769

Total assets	$184,816	$92,528

Debt outstanding	$67,148	$—
Distributions payable	1,688	253
Interest payable and other credit facility related expenses	660	—
Accrued expenses and other payables	287	72

Total liabilities	$69,783	$325

Members’ equity	$115,033	$92,203

Total liabilities and members’ equity	$184,816	$92,528

Selected Income Statement Information for SSLP (in thousands):	Year ended December 31, 2016	For the Period November 25, 2015 (commencement of operations) through December 31, 2015
Interest income	$9,187	$462

Service fees*	$84	$4
Interest and other credit facility expenses**	3,878	—
Other general and administrative expenses	138	175

Total expenses	$4,100	$179

Net investment income	$5,087	$283

Net change in unrealized gain on investments	267	(10)

Net income	$5,354	$273

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
**	SSLP made an irrevocable election to apply the fair value option of accounting to the SSLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the SSLP Facility were expensed during the year ended December 31, 2016. These amounts totaled $2,816.

Senior Secured Unitranche Loan Program II LLC

On November 2, 2015, the Company assigned $125.0 million of its $300.0 million commitment to SSLP to SSLP II, a Delaware limited liability company. On August 5, 2016, the Company entered into an amended and restated limited liability company agreement with WFI Loanco, LLC (“WFI”) and SSLP II commenced operations. Also on August 5, 2016, the Company assigned approximately $50.0 million of its $125.0 million commitment to SSLP II to Senior Secured Unitranche Loan Program III LLC (“SSLP III”), a newly formed Delaware limited liability company. SSLP III, which has not commenced operations, is currently wholly owned by Solar Capital Ltd. but may bring in unaffiliated investors at a later date. The Company and WFI’s equity commitments to SSLP II now total $75.0 million and $18.0 million, respectively.

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP II, as borrower entered into a $100 million senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. There were $33.0 million of borrowings outstanding as of December 31, 2016. During the period August 5, 2016 through December 31, 2016, using proceeds from the SSLP II Facility, SSLP II returned capital totaling $16.1 million and $3.9 million to the Company and WFI, respectively. As of December 31, 2016, the Company and WFI contributed combined equity capital in the amount of $47.0 million and $11.3 million, respectively. Of the $58.2 million of contributed equity capital at December 31, 2016, the Company contributed $43.5 million in the form of investments and $3.5 million in the form of cash and WFI contributed $11.3 million in the form of cash. As of December 31, 2016, the Company and WFI’s remaining commitments to SSLP II totaled $28.1 million and $6.7 million, respectively. The Company, along with WFI, controls the funding of SSLP II and SSLP II may not call the unfunded commitments without approval of both the Company and WFI.

As of December 31, 2016, SSLP II had total assets of $93.5 million. At December 31, 2016, SSLP II’s portfolio consisted of floating rate senior secured loans to 12 different borrowers. For the period August 5, 2016 through December 31, 2016, SSLP II invested $102.2 million in 12 portfolio companies. Investments prepaid totaled $12.1 million for the same period. At December 31, 2016, the weighted average yield of SSLP II’s portfolio was 7.6%, measured at fair value and 7.9%, measured at cost.

SSLP II Portfolio as of December 31, 2016 (in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.50%	12/30/22	$5,184	$5,132	$5,132
American Teleconferencing Services, Ltd. (PGI) (4)	Communications Equipment	L+650	1.00%	7.50%	12/8/21	14,619	13,244	14,217
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/1/21	1,646	1,631	1,638
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.25%	6/28/22	5,241	5,191	5,188
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.50%	11/30/23	6,938	6,800	6,799
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	7.75%	12/14/21	10,945	10,945	10,945
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	9,075	8,947	8,962
Polycom, Inc.	Communications Equipment	L+650	1.00%	7.50%	9/27/23	11,605	11,152	11,547
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.00%	12/16/22	10,000	9,901	9,900
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/21	990	990	990
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+839	1.00%	9.39%	11/25/21	8,900	8,748	8,744
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	4,988	4,938	4,938
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	2,840	2,787	2,797

							$90,406	$91,797

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP II as of December 31, 2016 and for the period August 5, 2016 (commencement of operations) through December 31, 2016:

Selected Balance Sheet Information for SSLP II (in thousands):	December 31, 2016
Investments at fair value (cost $90,406)	$91,797
Cash and other assets	1,670

Total assets	$93,467

Debt outstanding	$32,950
Distributions payable	1,460
Interest payable and other credit facility related expenses	147
Accrued expenses and other payables	183

Total liabilities	$34,740

Members’ equity	$58,727

Total liabilities and members’ equity	$93,467

Selected Income Statement Information for SSLP II (in thousands):	For the period August 5, 2016 (commencement of operations) through December 31, 2016
Interest income	$2,259

Service fees*	$28
Interest and other credit facility expenses**	1,536
Other general and administrative expenses	130

Total expenses	$1,694

Net investment income	$565

Net change in unrealized gain on investments	1,391

Net income	$1,956

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
**	SSLP II made an irrevocable election to apply the fair value option of accounting to the SSLP II Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the SSLP II Facility were expensed during the year ended December 31, 2016. These amounts totaled $1,389.

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

On October 7, 2015, the Company announced a share repurchase program to purchase common stock in the open market in an amount up to $30 million. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rules 10b-18 and 10b-5 under the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On October 7, 2016 the Company’s stock repurchase program expired. For the fiscal year ended December 31, 2016, the Company repurchased 216,237 shares at an average price of $15.76 per share, inclusive of commissions. The total dollar amount of shares repurchased was $3.4 million. During the year ended December 31, 2015, the Company repurchased 400 shares at an average price of $15.98 per share, inclusive of commissions, for a total dollar amount of $6 thousand.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. Escrow receivables, if any, included in the receivables for investments sold in the Consolidated Statements of Assets and Liabilities are reviewed quarterly and the value of the receivable is adjusted as necessary. For the fiscal year ended December 31, 2016, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

Valuation of Credit Facility, Senior Secured Notes and 2022 Unsecured Notes

The Company has made an irrevocable election to apply the fair value option of accounting to its Credit Facility, Senior Secured Notes and 2022 Unsecured Notes, in accordance with ASC 825-10. We believe accounting for the Credit Facility, Senior Secured Notes and 2022 Unsecured Notes at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the fiscal years ended December 31, 2016, 2015 and 2014, capitalized PIK income totaled $0.0 million, $0.5 million and $3.3 million, respectively.

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

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which will amend FASB ASC 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASU 2016-18 on its consolidated financial statements and disclosures.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. As part of this guidance, ASU 2016-19 amends FASB ASC 820 to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company is evaluating the impact of ASU 2016-19 on its consolidated financial statements and disclosures.

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014.

Investment Income

For the fiscal years ended December 31, 2016, 2015 and 2014, gross investment income totaled $151.8 million, $115.6 million and $121.9 million, respectively. The increase in gross investment income from 2015 to 2016 was primarily due to a larger average income producing investment portfolio year over year, increased dividend income from the ongoing ramping of investments in SSLP and SSLP II as well as an increased volume of repayments. The decrease in gross investment income from 2014 to 2015 was primarily due to a reduction in prepayment fee income from a reduced volume of repayments, as well as portfolio yield compression.

Expenses

Net expenses totaled $80.7 million, $51.2 million and $55.2 million, respectively, for the fiscal years ended December 31, 2016, 2015 and 2014, of which $45.9 million, $27.4 million and $32.1 million, respectively, were base management fees and net performance-based incentive fees and $24.6 million, $15.6 million and $14.4 million, respectively, were interest and other credit facility expenses (inclusive of $3.1 million of costs related to the 2016 amendment of the Credit Facility and issuance of the 2022 Unsecured Notes in 2016). Over the same periods, $0.0 million, $1.7 million and $0.0 million of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $10.3 million, $8.2 million and $8.7 million, respectively, for the fiscal years ended December 31, 2016, 2015 and 2014. Expenses generally consist of management and performance-based incentive fees, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses from 2015 to 2016 was primarily due to higher management fees, performance-based incentive fees and interest expense on a larger average income producing investment portfolio. The decrease in expenses from 2014 to 2015 was primarily due to a decrease in performance-based incentive fees on lower net investment income.

Net Investment Income

The Company’s net investment income totaled $71.1 million, $64.4 million and $66.7 million, or $1.68, $1.52 and $1.56, per average share, respectively, for the fiscal years ended December 31, 2016, 2015 and 2014.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $488 million, $171 million and $626 million, respectively, for the fiscal years ended December 31, 2016, 2015 and 2014. Net realized gains (losses) over the same periods were $0.8 million, ($4.9) million and ($36.8) million, respectively. Net realized gains for fiscal 2016 were related to the sale of select assets. Net realized losses for fiscal 2015 were primarily related to the realization of previously recognized unrealized losses on our investment in Quantum Foods. Net realized losses for fiscal 2014 were primarily related to the realization of previously recognized unrealized losses on our equity investments in Ark Real Estate, L.P. and Nuveen Investments, Inc.

Net Change in Unrealized Gain (Loss)

For the fiscal years ended December 31, 2016, 2015 and 2014, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $34.9 million, ($45.4) million and $18.6 million, respectively. Net unrealized gain for the fiscal year ended December 31, 2016 was primarily related to appreciation in the value of our investments in Crystal Financial LLC, WireCo Worldgroup Inc., Global Tel*Link Corporation, Asurion LLC and DISA Holdings, among others. Partially offsetting the net appreciation was depreciation in the value of our investments in Breathe Technologies, Inc., Senior Secured Unitranche Loan Program LLC and Rug Doctor, among others. Net unrealized loss for the fiscal year ended December 31, 2015 was primarily due to a yield-based mark-to-market technical impact on the fair value of our investments. Net unrealized gain for the fiscal year ended December 31, 2014 was primarily due to the reversal of unrealized depreciation on our investments in Ark Real Estate, L.P. and Nuveen Investments, Inc.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2016, 2015 and 2014, the Company had a net increase in net assets resulting from operations of $106.8 million, $14.1 million and $48.5 million, respectively. For the fiscal years ended December 31, 2016, 2015 and 2014, earnings per average share were $2.53, $0.33 and $1.13, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in September 2021, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of December 31, 2016, we had a total of $389.8 million of unused borrowing capacity under the Credit Facility, subject to borrowing base limits.

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

On November 8, 2016, the Company closed a private offering of $50 million of the 2022 Unsecured Notes with a fixed interest rate of 4.40% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

On January 11, 2013, the Company closed its most recent follow-on public equity offering of 6.3 million shares of common stock raising approximately $146.9 million in net proceeds. The primary uses of the funds raised were for investments in portfolio companies, reductions in revolving debt outstanding and for other general corporate purposes.

On November 16, 2012, we issued $100 million in aggregate principal amount of the 2042 Unsecured Notes for net proceeds of $96.9 million. Interest on the 2042 Unsecured Notes is paid quarterly on February 15, May 15, August 15 and November 15, at a rate of 6.75% per year, commencing on February 15, 2013. The 2042 Unsecured Notes mature on November 15, 2042. The Company may redeem the 2042 Unsecured Notes in whole or in part at any time or from time to time on or after November 15, 2017.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $310 million in cash equivalents as of December 31, 2016.

Debt

Unsecured Notes

On November 8, 2016, the Company closed a private offering of $50 million of the 2022 Unsecured Notes with a fixed interest rate of 4.40% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

On November 16, 2012, the Company and U.S. Bank National Association entered into an Indenture and a First Supplemental Indenture relating to the Company’s issuance, offer and sale of $100 million aggregate principal amount of its 2042 Unsecured Notes. The 2042 Unsecured Notes will mature on November 15, 2042 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after November 15, 2017 at a redemption price of $25 per security plus accrued and unpaid interest. The 2042 Unsecured Notes bear interest at a rate of 6.75% per year payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2042 Unsecured Notes are direct senior unsecured obligations of the Company.

Revolving & Term Loan Facility

On September 30, 2016, the Company entered into a second Credit Facility amendment. The Credit Facility is currently composed of $505 million of revolving credit (of which $395 million represents extending lenders and $110 million represents non-extending lenders) and $50 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus a range of 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. Assuming no default or event of default has occurred, the Company may elect by written notice to repay or prepay all of the loans of the non-extending lenders, and in connection therewith to terminate the commitments of the non-extending lenders, at any time on or prior to the original maturity date of the Credit Facility in June 2018. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. In conjunction with the amendment of the Credit Facility and the issue of the 2022 Unsecured Notes, the Company expensed $2.8 million and $0.3 million, respectively. At December 31, 2016, outstanding USD equivalent borrowings under the Credit Facility totaled $165.2 million.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At December 31, 2016, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of December 31, 2016:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility(1)	$115.2	$—	$—	$115.2	$—
Unsecured senior notes	150.0	—	—	—	150.0
Senior secured notes	75.0	75.0	—	—	—
Term Loans	50.0	—	—	50.0	—

(1)	As of December 31, 2016, we had a total of $389.8 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facilities
Fiscal 2016	$115,200	$990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2016	$50,000	$430	—	N/A
2042 Unsecured Notes
Fiscal 2016	$100,000	$859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2016	$75,000	$645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2016	$50,000	$430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2016	$390,200	$3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of December 31, 2016, asset coverage was 335.4%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2016, 2015, 2014, 2013 and 2012 periods was $100,175, $98,196, $94,301, $93,392, and $92,302, respectively.

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

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of December 31, 2016 and December 31, 2015 is $64.0 million and $65.8 million, respectively, comprised of the following:

(in millions)	December 31, 2016	December 31, 2015
Crystal Financial LLC	$44.3	$50.0
Conventus Orthopaedics, Inc	2.2	—
Achaogen, Inc.	—	10.0
AgaMatrix, Inc.	—	3.3
aTyr Pharma, Inc	5.0	—
CardioDx, Inc.	—	2.5
SentreHeart, Inc	2.5	—
Vapotherm, Inc	10.0	—

Total Commitments*	$64.0	$65.8

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion (also see Senior Secured Unitranche Loan Program and Senior Secured Unitranche Loan Program II sections in Item 7).

As of December 31, 2016 and December 31, 2015, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to SSLP and SSLP II disclosed earlier.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2017
February 22, 2017	March 23, 2017	April 4, 2017	$0.40

Fiscal 2016
November 2, 2016	December 15, 2016	January 4, 2017	$0.40
August 2, 2016	September 22, 2016	October 4, 2016	0.40
May 3, 2016	June 23, 2016	July 1, 2016	0.40
February 24, 2016	March 24, 2016	April 1, 2016	0.40

Total 2016			$1.60

Fiscal 2015
November 3, 2015	December 17, 2015	January 6, 2016	$0.40
August 4, 2015	September 24, 2015	October 2, 2015	0.40
May 5, 2015	June 25, 2015	July 1, 2015	0.40
February 25, 2015	March 19, 2015	April 2, 2015	0.40

Total 2015			$1.60

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into the Advisory Agreement with Solar Capital Partners. Mr. Gross, our Chairman and Chief Executive Officer and Mr. Spohler, our Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Investment Adviser. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Corporate Secretary serves as the Chief Financial Officer for Solar Capital Partners.

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

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to Solar Senior Capital Ltd., a publicly traded BDC, which focuses on investing in senior secured loans, including first lien and second lien debt instruments. In addition, Michael S. Gross, our Chairman and Chief Executive Officer, Bruce Spohler, our Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Senior Capital Ltd. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures.

Related party transactions may occur between Solar Capital Ltd. and Crystal Financial LLC, between Solar Capital Ltd. and Senior Secured Unitranche Loan Program LLC, between Solar Capital Ltd. and SSLP 2016-1, LLC, between Solar Capital Ltd. and Senior Secured Unitranche Loan Program II LLC and between Solar Capital Ltd. and SSLP II 2016-1, LLC. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Crystal Financial LLC, Senior Secured Unitranche Loan Program LLC or Senior Secured Unitranche Loan Program II LLC.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended December 31, 2016, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of December 31, 2016 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would not change our net investment income per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2016 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately nine cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2016, we have no interest rate hedging instruments outstanding.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.00	$0.09

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2016 based on the criteria on Internal Control – Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Solar Capital Ltd.:

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (and subsidiaries) (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015, by correspondence with the custodian, portfolio companies or agents. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Capital Ltd. (and subsidiaries) as of December 31, 2016 and 2015, and the results of their operations, changes in their net assets and cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Solar Capital Ltd.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 22, 2017

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Solar Capital Ltd.:

We have audited Solar Capital Ltd.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Solar Capital Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Solar Capital Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including consolidated schedule of investments of Solar Capital Ltd. (and subsidiaries) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended December 31, 2016 and our report dated February 22, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 22, 2017

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2016	December 31, 2015
Assets
Investments at fair value:
Companies less than 5% owned (cost: $815,955 and $926,055, respectively)	$804,783	$886,788
Companies 5% to 25% owned (cost: $8,511 and $8,511, respectively)	777	1,233
Companies more than 25% owned (cost: $477,491 and $410,142, respectively)	499,218	424,570

Total investments (cost: $1,301,957 and $1,344,708, respectively)	1,304,778	1,312,591
Cash	2,152	2,587
Cash equivalents (cost: $309,894 and $274,983, respectively)	309,894	274,983
Receivable for investments sold	13,602	11,374
Interest receivable	8,079	6,408
Dividends receivable	10,952	8,487
Prepaid expenses and other assets	1,090	874

Total assets	$1,650,547	$1,617,304

Liabilities
Revolving credit facilities (see notes 6 and 8)	$115,200	$207,900
Unsecured senior notes due 2042 ($100,000 and $100,000 face amounts, respectively, reported net of unamortized debt issuance costs of $2,886 and $2,996, respectively. See note 8)	97,114	97,004
Senior secured notes (see notes 6 and 8)	75,000	75,000
Unsecured senior notes due 2022 (see notes 6 and 8)	50,000	—
Term loan (see notes 6 and 8)	50,000	50,000
Distributions payable	16,899	16,986
Payable for cash equivalents purchased	309,894	274,983
Management fee payable (see note 3)	6,870	6,523
Performance-based incentive fee payable (see note 3)	4,412	1,408
Administrative services expense payable (see note 3)	3,289	2,324
Interest payable (see note 8)	2,225	1,665
Other liabilities and accrued expenses	1,137	813

Total liabilities	$732,040	$734,606

Commitments and contingencies (see notes 14, 15 & 16)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,248,525 and 42,464,762 shares issued and outstanding, respectively	$422	$425
Paid-in capital in excess of par (see note 2f)	989,732	993,991
Distributions in excess of net investment income (see note 2f)	(11,847)	(15,592)
Accumulated net realized loss (see note 2f)	(62,621)	(64,009)
Net unrealized appreciation (depreciation)	2,821	(32,117)

Total net assets	$918,507	$882,698

Net Asset Value Per Share	$21.74	$20.79

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Year ended December 31,
	2016	2015	2014
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$108,386	$78,498	$84,532
Companies 5% to 25% owned	—	—	564
Companies more than 25% owned	1,835	2,604	3,333
Dividends:
Companies less than 5% owned	11	12	—
Companies more than 25% owned	40,649	33,947	33,233
Other income:
Companies less than 5% owned	828	477	259
Companies more than 25% owned	130	22	16

Total investment income	151,839	115,560	121,937

EXPENSES:
Management fees (see note 3)	28,115	24,678	24,651
Performance-based incentive fees (see note 3)	17,775	4,374	7,411
Interest and other credit facility expenses (see note 8)	24,571	15,598	14,448
Administrative services expense (see note 3)	5,990	5,081	5,362
Other general and administrative expenses	4,287	3,167	3,358

Total expenses	80,738	52,898	55,230
Performance-based incentive fees waived (see note 3)	—	(1,694)	—

Net expenses	80,738	51,204	55,230

Net investment income	$71,101	$64,356	$66,707

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS, FOREIGN CURRENCIES AND DERIVATIVES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$609	$(3,510)	$(6,667)
Companies 5% to 25% owned	197	(1,163)	1,176
Companies more than 25% owned	(30)	(147)	(25,337)

Net realized gain (loss) on investments and cash equivalents	776	(4,820)	(30,828)
Net realized gain (loss) on foreign currencies and derivatives:	—	(54)	(6,012)

Net realized gain (loss)	776	(4,874)	(36,840)

Net change in unrealized gain (loss) on investments and cash equivalents	34,938	(45,411)	15,655
Net change in unrealized gain (loss) on foreign currencies and derivatives	—	9	2,930

Net change in unrealized gain (loss)	34,938	(45,402)	18,585

Net realized and unrealized gain (loss) on investments, cash equivalents, foreign currencies and derivatives	35,714	(50,276)	(18,255)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$106,815	$14,080	$48,452

EARNINGS PER SHARE (see note 5)	$2.53	$0.33	$1.13

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Year ended December 31,
	2016	2015	2014
Increase in net assets resulting from operations:
Net investment income	$71,101	$64,356	$66,707
Net realized gain (loss)	776	(4,874)	(36,840)
Net change in unrealized gain (loss)	34,938	(45,402)	18,585

Net increase in net assets resulting from operations	106,815	14,080	48,452

Distributions to stockholders (see note 9a):
From net investment income	(67,598)	(67,944)	(66,383)
From other sources	—	—	(2,060)†

Net distributions to stockholders	(67,598)	(67,944)	(68,443)

Capital transactions:
Repurchases of common stock	(3,408)	(6)	(39,078)

Net decrease in net assets resulting from capital transactions	(3,408)	(6)	(39,078)

Total increase (decrease) in net assets	35,809	(53,870)	(59,069)
Net assets at beginning of year	882,698	936,568	995,637

Net assets at end of year(1)	$918,507	$882,698	$936,568

Capital share activity:
Common stock repurchased	(216,237)	(400)	(1,779,033)

Net decrease from capital share activity	(216,237)	(400)	(1,779,033)

†	Represents tax return of capital.
(1)	Includes undistributed (overdistributed) net investment income of ($11,847), ($15,592) and ($8,599), respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net increase in net assets from operations	$106,815	$14,080	$48,452
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(776)	4,820	30,828
Net realized (gain) loss on foreign currencies and derivatives	—	54	6,012
Net change in unrealized (gain) loss on investments and cash equivalents	(34,938)	45,411	(15,655)
Net change in unrealized (gain) loss on foreign currencies and derivatives	—	(9)	(2,930)
(Increase) decrease in operating assets:
Purchase of investments	(438,030)	(480,704)	(699,808)
Proceeds from disposition of investments	480,975	139,044	749,074
Capitalization of payment-in-kind interest	—	(469)	(3,303)
Collections of payment-in-kind interest	582	—	3,443
Receivable for investments sold	(2,228)	1,764	1,732
Interest receivable	(1,671)	(1,859)	1,074
Dividends receivable	(2,465)	(229)	347
Prepaid expenses and other assets	(216)	174	(382)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	34,911	(217,492)	37,588
Management fee payable	347	414	329
Performance-based incentive fees payable	3,004	(2,790)	(435)
Administrative services expense payable	965	(103)	342
Interest payable	560	161	5
Other liabilities and accrued expenses	324	(254)	(156)

Net Cash Provided by (Used in) Operating Activities	148,159	(497,987)	156,557

Cash Flows from Financing Activities:
Cash distributions paid	(67,685)	(67,944)	(69,155)
Proceeds from issuance of unsecured debt	50,000	—	—
Deferred financing costs	110	267	37
Repurchase of common stock	(3,408)	(6)	(39,078)
Proceeds from secured borrowings	678,500	418,800	—
Repayments of secured borrowings	(771,200)	(210,900)	—

Net Cash Provided by (Used in) Financing Activities	(113,683)	140,217	(108,196)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,476	(357,770)	48,361
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	277,570	635,340	586,979

CASH AND CASH EQUIVALENTS AT END OF YEAR	$312,046	$277,570	$635,340

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,011	$15,437	$14,443

Non-cash financing activities consist of $43,498 of investments transferred from the Company to Senior Secured Unitranche Loan Program II LLC during the fiscal year ended December 31, 2016 and $29,884 of investments transferred from the Company to Senior Secured Unitranche Loan Program LLC during the fiscal year ended December 31, 2015 (see notes 15 & 16).

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(10)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount		Cost	Fair Value
Bank Debt/Senior Secured Loans — 85.8%
AccentCare, Inc	Health Care Providers & Services	L+950	1.00%	10.50%	9/3/2015	9/3/2022		$17,500	$17,235	$17,369
Achaogen, Inc.(6)	Pharmaceuticals	L+699	1.00%	7.99%	8/5/2015	8/5/2019		25,000	25,297	25,625
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+850	1.00%	9.50%	2/20/2014	8/24/2021		29,000	28,731	27,115
AgaMatrix, Inc	Health Care Equipment & Supplies	L+835	—	9.00%	2/6/2015	2/1/2019		8,667	8,708	8,753
AirXpanders, Inc.	Health Care Equipment & Supplies	—	—	7.34%	4/22/2016	7/14/2017		1,000	1,015	1,025
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650	1.00%	7.50%	5/5/2016	12/8/2021		5,591	5,081	5,437
Amerilife Group, LLC	Insurance	L+875	1.00%	9.75%	7/9/2015	1/10/2023		15,000	14,742	14,700
Argo Turboserve Corporation & Argo Tech, LLC	Air Freight & Logistics	L+1025	—	11.19%	5/2/2014	5/2/2018		12,330	12,330	12,206
Asurion, LLC	Insurance	L+750	1.00%	8.50%	2/27/2014	3/3/2021		3,360	3,140	3,422
aTyr Pharma, Inc	Pharmaceuticals	P+410	—	7.60%	11/18/2016	11/18/2020		5,000	4,896	4,880
AviatorCap SII, LLC I(3)	Aerospace & Defense	—	—	12.00%	5/31/2011	1/31/2019		497	497	497
Axcella Health Inc	Pharmaceuticals	L+880	—	9.41%	8/7/2015	8/31/2019		20,000	20,151	20,100
Bishop Lifting Products, Inc.(8)	Trading Companies & Distributors	L+800	1.00%	9.00%	3/24/2014	3/27/2022		25,000	24,827	20,500
Breathe Technologies, Inc	Health Care Equipment & Supplies	L+830	—	8.91%	11/5/2015	11/5/2019		15,000	15,089	12,750
CardioDx, Inc	Health Care Providers & Services	P+670	—	10.45%	6/18/2015	4/1/2019		7,000	7,205	6,860
Cardiva Medical, Inc	Health Care Equipment & Supplies	L+870	—	9.31%	8/19/2015	8/19/2019		8,500	8,645	8,585
CAS Medical Systems, Inc	Health Care Equipment & Supplies	L+875	—	9.36%	6/30/2016	7/1/2020		6,000	6,003	6,000
Cerapedics, Inc	Health Care Equipment & Supplies	—	—	8.68-8.78%	4/22/2016	3/1/2019		6,394	6,181	6,394
Cianna Medical, Inc	Health Care Equipment & Supplies	L+900	—	9.61%	9/28/2016	9/28/2020		6,000	5,988	6,000
Clinical Ink, Inc	Health Care Technology	L+850	0.70%	9.20%	3/8/2016	3/8/2020		6,500	6,490	6,435
Conventus Orthopaedics, Inc	Health Care Equipment & Supplies	L+865	—	9.28%	6/15/2016	6/1/2020		5,250	5,182	5,198
Datapipe, Inc	IT Services	L+800	1.00%	9.00%	8/14/2014	9/15/2019		27,000	26,629	26,892
Delphinus Medical Technologies, Inc	Health Care Equipment & Supplies	—	—	9.25-9.30%	4/22/2016	2/23/2017		400	434	420
Direct Buy Inc.(4)**	Multiline Retail	—	—	12.00% PIK	11/5/2012	10/31/2019		11,105	8,511	777
DISA Holdings Acquisition Subsidiary Corp	Professional Services	L+850	1.00%	9.50%	12/9/2014	6/9/2021		51,476	50,898	50,704
Easyfinancial Services, Inc.(5)(6)	Consumer Finance	BA+699	1.00%	7.99%	9/27/2012	10/4/2019	C$	10,000	9,261	7,410
Emerging Markets Communications, LLC	Wireless Telecommunication Services	L+962.5	1.00%	10.63%	6/29/2015	7/1/2022		$27,000	26,658	27,000
Entegrion, Inc	Health Care Equipment & Supplies	—	—	10.03%	4/22/2016	4/1/2017		400	414	412
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675	1.00%	7.75%	12/7/2015	12/14/2021		10,164	10,114	10,164
Global Tel*Link Corporation	Communications Equipment	L+375	1.25%	5.00%	11/6/2015	5/23/2020		7,328	5,978	7,310
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%	5/21/2013	11/23/2020		18,500	18,265	18,012
Greystone Select Holdings LLC & Greystone & Co., Inc	Thrifts & Mortgage Finance	L+800	1.00%	9.00%	3/25/2014	3/26/2021		9,680	9,642	9,559
Hyland Software, Inc	Software	L+725	1.00%	8.25%	6/12/2015	6/30/2023		5,000	4,979	5,000
IHS Intermediate, Inc	Health Care Providers & Services	L+825	1.00%	9.25%	6/19/2015	7/20/2022		25,000	24,578	24,125
Inmar Acquisition Sub, Inc	Professional Services	L+700	1.00%	8.00%	1/27/2014	1/27/2022		10,000	9,929	9,850
K2 Pure Solutions NoCal, L.P	Chemicals	L+900	1.00%	10.00%	8/19/2013	2/19/2021		7,475	7,398	7,176
Kore Wireless Group, Inc	Wireless Telecommunication Services	L+825	1.00%	9.25%	9/12/2014	3/12/2021		55,500	54,704	54,945
Lumeris Solutions Company, LLC	Health Care Technology	—	—	9.42%	4/22/2016	12/27/2017		8,296	8,458	8,379
Mitralign, Inc	Health Care Equipment & Supplies	—	—	9.48%	4/22/2016	12/1/2018		1,667	1,604	1,658
Nabsys 2.0 LLC	Life Sciences Tools & Services	—	—	8.90%	4/22/2016	10/13/2018		5,064	4,959	5,115
PhyMed Management LLC	Health Care Providers & Services	L+875	1.00%	9.75%	12/18/2015	5/18/2021		32,321	31,222	31,190
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+885	—	9.46%	4/21/2016	4/21/2020		5,000	4,933	4,950
Rapid Micro Biosystems, Inc.	Life Sciences Tools & Services	L+880	—	9.42%	6/30/2015	6/30/2019		16,000	16,331	15,760
Rug Doctor LLC(3)	Diversified Consumer Services	L+975	1.50%	11.25%	12/23/2013	12/31/2018		9,111	8,927	9,111
Salient Partners, L.P	Asset Management	L+850	1.00%	9.50%	6/10/2015	6/9/2021		14,993	14,757	14,619

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2016

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(10)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Scynexis, Inc	Pharmaceuticals	L+849	—	9.12%	9/30/2016	9/30/2020	15,000	14,806	14,850
SentreHeart, Inc	Health Care Equipment & Supplies	L+885	—	9.46%	11/15/2016	11/15/2020	7,500	7,341	7,325
SOINT, LLC(3)	Aerospace & Defense	—	—	15.00%	6/8/2012	11/30/2018	2,386	2,381	2,386
Southern Auto Finance Company(6)	Consumer Finance	—	—	11.15%	10/19/2011	12/4/2018	25,000	24,815	24,500
Sunesis Pharmaceuticals, Inc.	Pharmaceuticals	L+854	—	9.17%	3/31/2016	4/1/2020	7,500	7,398	7,463
TierPoint, LLC	IT Services	L+875-887.5	1.00%	9.75-9.88%	12/2/2014	12/2/2022	34,000	33,656	33,439
TMK Hawk Parent, Corp. (TriMark)	Trading Companies and Distributors	L+750	1.00%	8.50%	9/26/2014	10/1/2022	20,000	19,843	20,000
TouchTunes Interactive Networks, Inc	Media	L+825	1.00%	9.25%	5/28/2015	5/27/2022	14,000	13,826	13,825
Trevi Therapeutics, Inc	Pharmaceuticals	L+775	—	8.37%	12/29/2014	6/29/2018	6,531	6,720	6,597
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+925	1.00%	10.25%	9/24/2014	9/24/2020	30,000	29,795	29,700
Vapotherm, Inc	Health Care Equipment & Supplies	L+899	—	9.60%	11/16/2016	5/16/2021	10,000	9,915	9,900
Varilease Finance, Inc	Multi-Sector Holdings	L+825	1.00%	9.25%	8/22/2014	8/24/2020	48,000	47,405	47,880

Total Bank Debt/Senior Secured Loans								$804,917	$788,254

Subordinated Debt/Corporate Notes — 3.1%

Alegeus Technologies Holdings Corp	Health Care Technology	L+1200	1.00%	13.00%	6/24/2012	2/15/2019	28,200	$27,937	$28,059

							Shares/ Units
Preferred Equity — 1.6%
SOAGG LLC (3)(6)(7)	Aerospace & Defense	—	—	8.00%	12/14/2010	6/30/2018	5,622	$5,622	$5,806
SOINT, LLC (3)(6)(7)	Aerospace & Defense	—	—	15.00%	6/8/2012	6/30/2018	86,667	8,667	9,100

Total Preferred Equity								$14,289	$14,906

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2016

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Maturity Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—51.6%
Ark Real Estate Partners LP (2)(3)*	Diversified Real Estate Activities	3/12/2007		—	$527	$336
Ark Real Estate Partners II LP (2)(3)*	Diversified Real Estate Activities	10/23/2012		—	12	8
aTyr Pharma, Inc. Warrants*	Pharmaceuticals	11/18/2016		47,771	70	23
B Riley Financial Inc. (6)	Research & Consulting Services	3/16/2007		38,015	2,684	701
CardioDx, Inc. Warrants*	Health Care Providers & Services	6/18/2015		39,863	129	—
CAS Medical Systems, Inc. Warrants*	Health Care Equipment & Supplies	6/30/2016		48,491	38	29
Cianna Medical, Inc. Warrants*	Health Care Equipment & Supplies	9/28/2016		89,726	37	52
Conventus Orthopaedics, Inc. Warrants*	Health Care Equipment & Supplies	6/15/2016		157,500	65	67
Crystal Financial LLC (3)(6)	Diversified Financial Services	12/28/2012		280,303	280,737	305,000
Direct Buy Inc.(4)*	Multiline Retail	11/5/2012		76,999	—	—
PQ Bypass, Inc. Warrants*	Health Care Equipment & Supplies	4/21/2016		176,471	70	63
RD Holdco Inc. (Rug Doctor)(3)*	Diversified Consumer Services	12/23/2013		231,177	15,683	13,574
RD Holdco Inc. (Rug Doctor) Class B (3)*	Diversified Consumer Services	12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)*	Diversified Consumer Services	12/23/2013		30,370	381	168
Scynexis, Inc. Warrants*	Pharmaceuticals	9/30/2016		122,435	105	90
Senior Secured Unitranche Loan Program LLC (3)(6)	Asset Management	11/25/2015		—	101,878	100,653
Senior Secured Unitranche Loan Program II LLC (3)(6)	Asset Management	8/5/2016		—	46,963	47,363
SentreHeart, Inc. Warrants*	Health Care Equipment & Supplies	11/15/2016		196,369	101	98
Sunesis Pharmaceuticals, Inc. Warrants*	Pharmaceuticals	3/31/2016		104,001	118	118

Total Common Equity/Equity Interests/Warrants					$454,814	$473,559

Total Investments (9) — 142.1%					$1,301,957	$1,304,778

				Par Amount
Cash Equivalents —33.7%
U.S. Treasury Bill	Government	12/29/2016	2/2/2017	$310,000	$309,894	$309,894

Total Investments & Cash Equivalents —175.8%					$1,611,851	$1,614,672
Liabilities in Excess of Other Assets — (75.8%)						(696,165)

Net Assets — 100.0%						$918,507

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2016

(in thousands, except share/unit amounts)

(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend /Other Income	Fair Value at December 31, 2016
ARK Real Estate Partners LP	$364	$—	$—	$(29)	$—	$336
ARK Real Estate Partners II LP	9	—	—	(1)	—	8
AviatorCap SII, LLC I	914	—	417	—	85	497
AviatorCap SII, LLC II	350	—	350	—	15	—
Crystal Financial LLC	290,000	5,737	—	—	31,600	305,000
RD Holdco Inc. (Rug Doctor, common equity).	14,335	—	—	—	—	13,574
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	214	—	—	—	—	168
Rug Doctor LLC	8,838	—	—	—	1,151	9,111
Senior Secured Unitranche Loan Program LLC	80,677	50,093	28,875	—	6,084	100,653
Senior Secured Unitranche Loan Program II LLC	—	63,093	16,130	—	1,228	47,363
SOAGG LLC	8,632	—	2,590	—	545	5,806
SOINT, LLC	5,705	—	3,318	—	602	2,386
SOINT, LLC (preferred equity)	9,316	—	—	—	1,304	9,100

	$424,570	$118,923	$51,680	$(30)	$42,614	$499,218

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)		Interest/ Dividend Income	Fair Value at December 31, 2016
Direct Buy Inc. (common equity)	$—	$—	$—	$—		$—	$—
Direct Buy Inc. (senior secured loan)	1,233	1,238	—	—		—	777
DSW Group Holdings LLC	—	—	—	197	†	—	—

	$1,233	$1,238	$—	$197		$—	$777

(5)	The following entity is domiciled outside the United States and the investments are denominated in Canadian Dollars: Easyfinancial Services, Inc. in Canada.
(6)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2016, on a fair value basis, non-qualifying assets in the portfolio represented 31.6% of the total assets of the Company.
(7)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(8)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(9)	Aggregate net unrealized depreciation for U.S. federal income tax purposes is $7,928; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $27,715 and $35,643, respectively, based on a tax cost of $1,312,706. All of the Company’s investments are pledged as collateral against the borrowings outstanding on the revolving credit facilities.
(10)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
*	Non-income producing security.
**	Investment is on non-accrual status.
†	Represents estimated change in receivable balance.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2016

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2016
Diversified Financial Services	23.4%
Asset Management	12.5%
Health Care Providers & Services	10.4%
Wireless Telecommunications Services	6.3%
Pharmaceuticals	6.1%
Health Care Equipment & Supplies	6.1%
Professional Services	4.6%
IT Services	4.6%
Multi-Sector Holdings	3.7%
Health Care Technology	3.3%
Trading Companies & Distributors	3.1%
Consumer Finance	2.4%
Communications Equipment	2.4%
Diversified Consumer Services	2.1%
Life Sciences Tools & Services	1.6%
Insurance	1.4%
Aerospace & Defense	1.4%
Chemicals	1.3%
Media	1.1%
Air Freight & Logistics	0.9%
Thrifts & Mortgage Finance	0.7%
Software	0.4%
Multiline Retail	0.1%
Research & Consulting Services	0.1%
Diversified Real Estate Activities	0.0%

Total Investments	100.0%

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

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2015

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(11)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
T2 Biosystems, Inc.(6)	Health Care Equipment & Supplies	L+705	—	7.28%	7/11/2014	7/1/2019	25,000	25,088	24,875
The Robbins Company TLA	Construction & Engineering	L+1150	—	11.92%	5/31/2013	5/31/2017	10,352	11,961	10,779
The Robbins Company TLB	Construction & Engineering	L+1150	—	11.92%	5/31/2013	4/15/2016	2,432	2,421	2,481
TierPoint, LLC	IT Services	L+875	1.00%	9.75%	12/2/2014	12/2/2022	34,000	33,599	33,320
TMK Hawk Parent, Corp. (TriMark)	Trading Companies and Distributors	L+750	1.00%	8.50%	9/26/2014	10/1/2022	20,000	19,823	19,600
TouchTunes Interactive Networks, Inc	Media	L+825	1.00%	9.25%	5/28/2015	5/27/2022	14,000	13,802	13,370
Trevi Therapeutics, Inc	Pharmaceuticals	L+775	—	7.99%	12/29/2014	6/29/2018	7,500	7,516	7,388
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+925	1.00%	10.25%	9/24/2014	9/24/2020	30,000	29,751	29,400
Varilease Finance, Inc	Multi-Sector Holdings	L+825	1.00%	9.25%	8/22/2014	8/24/2020	48,000	47,275	47,040

Total Bank Debt/Senior Secured Loans								$871,766	$836,036

Subordinated Debt/Corporate Notes —7.6%
Alegeus Technologies Holdings Corp	Health Care Technology			12.00%	6/24/2012	2/15/2019	28,200	$27,835	$27,354
WireCo Worldgroup Inc.	Building Products			9.00%	6/28/2012	5/15/2017	48,000	47,837	39,960

Total Subordinated Debt/Corporate Notes								$75,672	$67,314

							Shares/ Units
Preferred Equity — 2.0%
SOAGG LLC (3)(6)(7)	Aerospace & Defense			8.00%	12/14/2010	6/30/2018	8,212	$8,212	$8,632
SOINT, LLC (3)(6)(7)	Aerospace & Defense			15.00%	6/8/2012	6/30/2018	86,667	8,667	9,316

Total Preferred Equity								$16,879	$17,948

Description	Industry				Acquisition Date	Maturity Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—44.3%
AgaMatrix Inc. Warrants*	Health Care Equipment & Supplies				2/6/2015		83,543	$100	$101
Ark Real Estate Partners LP (2)(3)*	Diversified Real Estate Activities				3/12/2007		—	526	364
Ark Real Estate Partners II LP (2)(3)*	Diversified Real Estate Activities				10/23/2012		—	12	9
B Riley Financial Inc. (Great American)	Research & Consulting Services				3/16/2007		38,015	2,684	377
CardioDx, Inc. Warrants*	Health Care Equipment & Supplies				6/18/2015		39,863	129	—
Crystal Financial LLC (3)(6)(9)	Diversified Financial Services				12/28/2012		275,000	275,000	290,000
Direct Buy Inc.(4)*	Multiline Retail				11/5/2012		76,999	—	—
RD Holdco Inc. (Rug Doctor)(3)*	Diversified Consumer Services				12/23/2013		231,177	15,683	14,335
RD Holdco Inc. (Rug Doctor) Class B (3)*	Diversified Consumer Services				12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)*	Diversified Consumer Services				12/23/2013		30,370	381	214
Senior Secured Unitranche Loan Program LLC (3)(6)	Asset Management				11/25/2015		—	80,660	80,677

Total Common Equity/Equity Interests/Warrants								$380,391	$391,293

Total Investments (10) — 148.7%								$1,344,708	$1,312,591

							Par Amount
Cash Equivalents — 31.2%
U.S. Treasury Bill	Government				12/28/2015	1/21/2016	$275,000	$274,983	$274,983

Total Investments & Cash Equivalents —179.9%								$1,619,691	$1,587,574
Liabilities in Excess of Other Assets — (79.9%)									(704,876)

Net Assets — 100.0%									$882,698

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

December 31, 2016

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

The Company’s investment objective is to maximize both current income and capital appreciation through debt and equity investments. The Company invests primarily in leveraged middle market companies in the form of senior secured loans, unitranche loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded.

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

December 31, 2016

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. Escrow receivables, if any, included in the receivables for investments sold in the Consolidated Statements of Assets and Liabilities are reviewed quarterly and the value of the receivable is adjusted as necessary. For the fiscal year ended December 31, 2016, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

(f)	Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2016, $203 was reclassified on our balance sheet between accumulated net realized loss and paid-in capital in excess of par, $1,057 was reclassified on our balance sheet between distributions in excess of net investment income and paid-in capital in excess of par and $815 was reclassified on our balance sheet between distributions in excess of net investment income and accumulated net realized loss. Total earnings and net asset value are not affected.

(g)	Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured credit facility (the “Credit Facility”), its unsecured senior notes due 2022 (the “2022 Unsecured Notes”) and its senior secured notes (the “Senior Secured Notes”) (see note 6 and 8), in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to assist in measuring their fair value.

(k)	In accordance with ASC 835-30, the Company records origination and other expenses related to certain debt issuances as a direct deduction from the carrying amount of the debt liability. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

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

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which will amend FASB ASC 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASU 2016-18 on its consolidated financial statements and disclosures.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. As part of this guidance, ASU 2016-19 amends FASB ASC 820 to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company is evaluating the impact of ASU 2016-19 on its consolidated financial statements and disclosures.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the fiscal years ended December 31, 2016, 2015 and 2014.

For the fiscal years ended December 31, 2016, 2015 and 2014, the Company recognized $28,115, $24,678 and $24,651, respectively, in base management fees and $17,775, $4,374 and $7,411, respectively, in gross performance-based incentive fees. For the fiscal years ended December 31, 2016, 2015 and 2014, $0, $1,694 and $0, respectively, of such performance-based incentive fees were waived. The voluntary fee waiver in 2015 was made at the Investment Adviser’s discretion and is not subject to recapture by the Investment Adviser or reimbursement by the Company.

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

For the fiscal years ended December 31, 2016, 2015 and 2014, the Company recognized expenses under the Administration Agreement of $5,990, $5,081 and $5,362, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2016, 2015 and 2014.

Note 4. Net Asset Value Per Share

At December 31, 2016, the Company’s total net assets and net asset value per share were $918,507 and $21.74, respectively. This compares to total net assets and net asset value per share at December 31, 2015 of $882,698 and $20.79, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Earnings per share (basic & diluted)
Numerator - net increase in net assets resulting from operations:	$106,815	$14,080	$48,452
Denominator - weighted average shares:	42,258,143	42,465,158	42,888,232
Earnings per share:	$2.53	$0.33	$1.13

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2016 and 2015:

Fair Value Measurements

As of December 31, 2016

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$28,744	$759,510	$—	$788,254
Subordinated Debt/Corporate Notes	—	—	28,059	—	28,059
Preferred Equity	—	—	14,906	—	14,906
Common Equity/Equity Interests/Warrants	701	—	324,842	148,016	473,559

Total Investments	$701	$28,744	$1,127,317	$148,016	$1,304,778

Liabilities:
Credit Facility, Senior Secured Notes and 2022 Unsecured Notes	$—	$—	$290,200	$—	$290,200

*	In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Fair Value Measurements

As of December 31, 2015

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$35,745	$800,291	$—	$836,036
Subordinated Debt/Corporate Notes	—	—	67,314	—	67,314
Preferred Equity	—	—	17,948	—	17,948
Common Equity/Equity Interests/Warrants	377	—	310,239	80,677	391,293

Total Investments	$377	$35,745	$1,195,792	$80,677	$1,312,591

Liabilities:
Credit Facility and Senior Secured Notes	$—	$—	$332,900	$—	$332,900

*	In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2016 and the year ended December 31, 2015 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2016 and December 31, 2015:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Equity Interests/ Warrants
Fair value, December 31, 2015	$800,291	$67,314	$17,948	$310,239
Total gains or losses included in earnings:
Net realized gain (loss)	702	77	—	(144)
Net change in unrealized gain (loss)	10,613	8,479	(452)	8,360
Purchase of investment securities	317,268	189	—	6,387
Proceeds from dispositions of investment securities	(369,364)	(48,000)	(2,590)	—
Transfers in/out of Level 3	—	—	—	—

Fair value, December 31, 2016	$759,510	$28,059	$14,906	$324,842

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$6,943	$602	$(452)	$8,362

During the year ended December 31, 2016, there were no transfers in and out of Levels 1 and 2.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2016:

Credit Facility, Senior Secured Notes and 2022 Unsecured Notes	For the year ended December 31, 2016
Beginning fair value	$332,900
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	728,500
Repayments	(771,200)
Transfers in/out of Level 3	—

Ending fair value	$290,200

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, the Senior Secured Notes and the 2022 Unsecured Notes, in accordance with ASC 825-10. On December 31, 2016, there were borrowings of $165,200, $75,000 and $50,000, respectively, on the Credit Facility, the Senior Secured Notes and the 2022 Unsecured Notes. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility, Senior Secured Notes and 2022 Unsecured Notes.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2016 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2016		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$ $	758,733 777	Yield Analysis Enterprise Value	Market Yield EBITDA Multiple	8.2% – 51.6% (11.5%) 4.0x – 5.0x (4.5x)
Subordinated Debt/Corporate Note	Asset		$28,059	Yield Analysis	Market Yield	14.9% – 14.9% (14.9%)
Preferred Equity	Asset		$14,906	Yield Analysis	Market Yield	8.0% – 11.3% (10.0%)
Common Equity/Equity Interests/Warrants	Asset	$ $	19,842 305,000	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	5.5x – 6.5x (6.3x) 7.7% – 12.5% (11.9%)
Credit Facility	Liability		$165,200	Yield Analysis	Market Yield	L+1.4% – L+4.8% (L+2.0%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	5.6% – 6.1% (5.9%)
2022 Unsecured Notes	Liability		$50,000	Yield Analysis	Market Yield	4.4% – 4.7% (4.4%)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

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

As of December 31, 2016 and December 31, 2015, there were no open forward foreign currency contracts outstanding. The Company also had no derivatives designated as hedging instruments at December 31, 2016 and December 31, 2015.

Note 8. Debt

Unsecured Senior Notes

On November 8, 2016, the Company closed a private offering of $50 million of the 2022 Unsecured Notes with a fixed interest rate of 4.40% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

On November 16, 2012, the Company and U.S. Bank National Association entered into an Indenture and a First Supplemental Indenture relating to the Company’s issuance, offer and sale of $100,000 aggregate principal amount of its 6.75% Unsecured Senior Notes due 2042 (the “2042 Unsecured Notes”). The 2042 Unsecured Notes will mature on November 15, 2042 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after November 15, 2017 at a redemption price of $25 per security plus accrued and unpaid interest. The 2042 Unsecured Notes bear interest at a rate of 6.75% per year payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2042 Unsecured Notes are direct senior unsecured obligations of the Company.

Revolving and Term Loan Facility

On September 30, 2016, the Company entered into a second Credit Facility amendment. The Credit Facility is composed of $505,000 of revolving credit and $50,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. At December 31, 2016, outstanding USD equivalent borrowings under the Credit Facility totaled $165,200.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

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

The Company has made an irrevocable election to apply the fair value option of accounting to its Credit Facility, Senior Secured Notes and 2022 Unsecured Notes, in accordance with ASC 825-10. We believe accounting for the Credit Facility, Senior Secured Notes and 2022 Unsecured Notes at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. ASC 825-10 requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in the Consolidated Statement of Operations.

The average annualized interest cost for all borrowings for the year ended December 31, 2016 and the year ended December 31, 2015 was 4.11% and 5.13%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the 2042 Unsecured Notes, and the Senior Secured Notes (collectively the “Credit Facilities”), if any. During the year ended December 31, 2016, the Company expensed $2,781 in conjunction with the September 2016 amendment to the Credit Facility and $280 in conjunction with the November issue of the 2022 Unsecured Notes. The maximum amounts borrowed on the Credit Facilities during the year ended December 31, 2016 and the year ended December 31, 2015 were $610,900 and $434,900, respectively.

Note 9(a). Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2016, 2015 and 2014 were as follows:

	2016		2015		2014
Ordinary income	$67,598	100.0%	$67,944	100.0%	$66,383	97.0%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	—	0.0%	—	0.0%	2,060	3.0%

Total distributions	$67,598	100.0%	$67,944	100.0%	$68,443	100.0%

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

As of December 31, 2016, 2015 and 2014 the components of accumulated gain and losses on a tax basis were as follows (1):

	2016	2015	2014
Undistributed ordinary income	$7,329	$1,141	$—
Undistributed long-term net capital gains	—	—	—

Total undistributed net earnings	7,329	1,141	—
Post-October capital losses	—	—	—
Capital loss carryforward	(31,311)	(31,242)	(60,463)
Other book/tax temporary differences	2,915	838	(1,184)
Net unrealized appreciation (depreciation)	(7,928)	(42,563)	1,266

Total taxable income (loss)	$(28,995)	$(71,826)	$(60,381)

(1)	Tax information for the fiscal years ended December 31, 2016, 2015 and 2014 are/were estimates and are not final until the Company files its tax returns, typically in September each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2013 remain subject to examination by the Internal Revenue Service and the state department of revenue. The capital loss carryforwards shown above do not expire. $0, $2,879 and $0 of the capital loss carryforwards were utilized during the fiscal years ended December 31, 2016, 2015 and 2014, respectively.

Note 9(b). Other Tax Information (unaudited)

For the fiscal years ended December 31, 2016, 2015 and 2014, none of the distributions paid during the year were eligible for qualified dividend income treatment or the dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2016, 2015, and 2014, 95.23%, 94.05% and 88.49%, respectively, of each of the distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2016, 2015 and 2014, none of the distributions represent short-term capital gains dividends.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

Note 10. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014		Year ended December 31, 2013	Year ended December 31, 2012
Per Share Data: (a)
Net asset value, beginning of year	$20.79	$22.05	$22.50		$22.70	$22.02

Net investment income	1.68	1.52	1.56		1.91	2.20
Net realized and unrealized gain (loss)	0.84	(1.18)	(0.43)		(0.22)	0.91

Net increase in net assets resulting from operations	2.52	0.34	1.13		1.69	3.11
Distributions to stockholders (see note 9a):
From net investment income	(1.60)	(1.60)	(1.55)		(1.55)	(2.27)
From net realized gains	—	—	—		(0.46)	(0.16)
From other sources	—	—	(0.05	)(c)	—	—
Anti-dilution	0.03	—	0.02		0.12	—

Net asset value, end of year	$21.74	$20.79	$22.05		$22.50	$22.70

Per share market value, end of year	$20.82	$16.43	$18.01		$22.55	$23.91
Total Return(b)	37.49%	(0.29)%	(13.58)%		2.82%	20.03%
Net assets, end of year	$918,507	$882,698	$936,568		$995,637	$878,273
Shares outstanding, end of year	42,248,525	42,464,762	42,465,162		44,244,195	38,694,060
Ratios to average net assets:
Net investment income	7.91%	6.94%	6.93%		8.43%	9.79%

Operating expenses	6.25%	3.84%*	4.24%		5.82%	6.25%
Interest and other credit facility expenses**	2.73%	1.68%	1.50%		1.99%	2.28%

Total expenses	8.98%	5.52%*	5.74%		7.81%	8.53%

Average debt outstanding	$495,795	$262,341	$225,000		$318,186	$237,859
Portfolio turnover ratio	31.0%	13.0%	53.7%		25.6%	54.7%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the year and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.
(c)	Represents tax return of capital.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of a voluntary incentive fee waiver (see note 3). For the year ended December 31, 2015, the ratios of operating expenses to average net assets and total expenses to average net assets would be 4.02% and 5.70%, respectively, without the voluntary incentive fee waiver.
**	Ratios shown without the non-recurring costs associated with the amendments and establishment of the Credit Facility and 2022 Unsecured Notes would be 2.39%, 1.68%, 1.50%, 1.74% and 1.41%, respectively for the years shown.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facilities
Fiscal 2016	$115,200	$990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2016	$50,000	$430	—	N/A
2042 Unsecured Notes
Fiscal 2016	$100,000	$859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2016	$75,000	$645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2016	$50,000	$430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2016	$390,200	$3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of December 31, 2016, asset coverage was 335.4%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the Unsecured Senior Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2016, 2015, 2014, 2013 and 2012 periods was $100,175, $98,196, $94,301, $93,392, and $92,302, respectively.

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

As of December 31, 2016 Crystal Financial LLC had 26 funded commitments to 25 different issuers with a total par value of approximately $368,784 on total assets of $459,732. As of December 31, 2015, Crystal Financial LLC had 28 funded commitments to 26 different issuers with a total par value of approximately $465,128 on total assets of $518,288. As of December 31, 2016 and December 31, 2015, the largest loan outstanding totaled $36,255 and $34,250, respectively. For the same periods, the average exposure per issuer was $14,751 and $17,890, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $175,422 and $232,922 of borrowings outstanding at December 31, 2016 and December 31, 2015, respectively. For the years ended December 31, 2016, 2015 and 2014, Crystal Financial LLC had net income of $34,099, $27,362 and $27,197, respectively, on gross income of $69,442, $62,542 and $56,127, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

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

On October 7, 2015, the Board authorized a new share repurchase program to purchase common stock in the open market in an amount up to $30,000. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rules 10b-18 and 10b-5 under the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On October 7, 2016, the Company’s stock repurchase program expired. During the year ended December 31, 2016, the Company repurchased 216,237 shares at an average price of $15.76 per share, inclusive of commissions. The total dollar amount of shares repurchased in that period was $3,408. During the year ended December 31, 2015, the Company repurchased 400 shares at an average price of $15.98 per share, inclusive of commissions, for a total dollar amount of $6.

Note 13. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2016	$36,638	0.87	$17,648	0.42	$195	0.00	$17,843	0.42
September 30, 2016	39,798	0.94	17,004	0.40	8,615	0.21	25,619	0.61
June 30, 2016	41,369	0.98	19,533	0.46	15,642	0.37	35,175	0.83
March 31, 2016	34,033	0.80	16,915	0.40	11,262	0.27	28,177	0.67

December 31, 2015	$31,507	0.74	$16,987	0.40	$(31,167)	(0.73)	$(14,180)	(0.33)
September 30, 2015	30,445	0.72	16,989	0.40	(16,903)	(0.40)	86	0.00
June 30, 2015	27,978	0.66	15,991	0.38	1,285	0.03	17,276	0.41
March 31, 2015	25,630	0.60	14,390	0.34	(3,491)	(0.08)	10,899	0.26

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

Note 14. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of December 31, 2016 and December 31, 2015 is $64,013 and $65,833, respectively, comprised of the following:

	December 31, 2016	December 31, 2015
Crystal Financial LLC	$44,263	$50,000
Vapotherm, Inc	10,000	—
aTyr Pharma, Inc	5,000	—
SentreHeart, Inc	2,500	—
Conventus Orthopaedics, Inc	2,250	—
Achaogen, Inc.	—	10,000
AgaMatrix, Inc.	—	3,333
CardioDx, Inc.	—	2,500

Total Commitments*	$64,013	$65,833

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

As of December 31, 2016 and December 31, 2015, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to SSLP disclosed in Note 15 and SSLP II disclosed in Note 16.

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

December 31, 2016

(in thousands, except share amounts)

On November 2, 2015, the Company assigned $125,000 of its $300,000 commitment to SSLP to Senior Secured Unitranche Loan Program II LLC (“SSLP II”), a Delaware limited liability company.

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200,000 senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $67,148 of borrowings outstanding as of December 31, 2016. During the year ended December 31, 2016, using proceeds from the SSLP Facility, SSLP returned capital totaling $28,875 and $4,125 to the Company and Voya, respectively. As of December 31, 2016 and December 31, 2015, the Company and Voya had contributed combined equity capital in the amount of $116,433 and $92,183, respectively. Of the $116,433 of contributed equity capital at December 31, 2016, the Company contributed $29,884 in the form of investments and $71,995 in the form of cash and Voya contributed $14,554 in the form of cash. As of December 31, 2016, the Company and Voya’s remaining commitments to SSLP totaled $73,121 and $10,446, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of December 31, 2016 and December 31, 2015, SSLP had total assets of $184,816 and $92,528, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 11 and 4 different borrowers, respectively. For the year ended December 31, 2016, SSLP invested $89,421 in 8 portfolio companies. Investments prepaid totaled $1,183 for the year ended December 31, 2016. For the period from November 25, 2015 through December 31, 2015, SSLP invested $91,833 in 4 portfolio companies. Investments prepaid totaled $75 for the period from November 25, 2015 through December 31, 2015. At December 31, 2016 and December 31, 2015, the weighted average yield of SSLP’s portfolio was 7.4% and 8.5%, respectively, measured at fair value and 7.5% and 8.5%, respectively, measured at cost.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

SSLP Portfolio as of December 31, 2016

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	6.75%	9/3/21	$4,875	$4,875	$4,875
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.50%	12/30/22	13,824	13,686	13,686
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/1/21	3,292	3,261	3,275
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.25%	6/28/22	13,102	12,979	12,971
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.50%	11/30/23	13,875	13,600	13,597
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	7.75%	12/14/21	34,650	34,202	34,650
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	20,625	20,336	20,367
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.00%	12/16/22	12,000	11,881	11,880
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/21	2,475	2,454	2,475
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+839	1.00%	9.39%	11/25/21	22,250	21,866	21,861
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	19,557	19,407	19,362
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	21,818	21,686	21,491

							$180,233	$180,490

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

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

Below is certain summarized financial information for SSLP as of December 31, 2016 and December 31, 2015 and for the year ended December 31, 2016 and the period from November 25, 2015 through December 31, 2015:

	December 31, 2016	December 31, 2015
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $180,233 and $91,769, respectively)	$180,490	$91,759
Cash and other assets	4,326	769

Total assets	$184,816	$92,528

Debt outstanding	$67,148	$—
Distributions payable	1,688	253
Interest payable and other credit facility related expenses	660	—
Accrued expenses and other payables	287	72

Total liabilities	$69,783	$325

Members’ equity	$115,033	$92,203

Total liabilities and members’ equity	$184,816	$92,528

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

	Year ended December 31, 2016	For the Period November 25, 2015 (commencement of operations) through December 31, 2015
Selected Income Statement Information for SSLP:
Interest income	$9,187	$462

Service fees*	$84	$4
Interest and other credit facility expenses**	3,878	—
Other general and administrative expenses	138	175

Total expenses	$4,100	$179

Net investment income	$5,087	$283

Net change in unrealized gain on investments	267	(10)

Net income	$5,354	$273

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
**	SSLP made an irrevocable election to apply the fair value option of accounting to the SSLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the SSLP Facility were expensed during the year ended December 31, 2016. These amounts totaled $2,816.

Note 16. Senior Secured Unitranche Loan Program II LLC

On November 2, 2015, the Company assigned $125,000 of its $300,000 commitment to SSLP to SSLP II, a Delaware limited liability company. On August 5, 2016, the Company entered into an amended and restated limited liability company agreement with WFI Loanco, LLC (“WFI”) and SSLP II commenced operations. Also on August 5, 2016, the Company assigned $49,977 of its $125,000 commitment to SSLP II to Senior Secured Unitranche Loan Program III LLC (“SSLP III”), a newly formed Delaware limited liability company. SSLP III, which has not commenced operations, is currently wholly owned by Solar Capital Ltd. but may bring in unaffiliated investors at a later date. The Company and WFI’s equity commitments to SSLP II now total $75,023 and $18,000, respectively.

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP II, as borrower entered into a $100,000 senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. There were $32,950 of borrowings outstanding as of December 31, 2016. During the period August 5, 2016 through December 31, 2016, using proceeds from the SSLP II Facility, SSLP II returned capital totaling $16,130 and $3,870 to the Company and WFI, respectively. As of December 31, 2016, the Company and WFI contributed combined equity capital in the amount of $46,963 and $11,268, respectively. Of the $58,231 of contributed equity capital at December 31, 2016, the Company contributed $43,498 in the form of investments and $3,465 in the form of cash and WFI contributed $11,268 in the form of cash. As of December 31, 2016, the

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

Company and WFI’s remaining commitments to SSLP II totaled $28,060 and $6,732, respectively. The Company, along with WFI, controls the funding of SSLP II and SSLP II may not call the unfunded commitments without approval of both the Company and WFI.

As of December 31, 2016, SSLP II had total assets of $93,467. At December 31, 2016, SSLP II’s portfolio consisted of floating rate senior secured loans to 12 different borrowers. For the period August 5, 2016 through December 31, 2016, SSLP II invested $102,173 in 13 portfolio companies. Investments prepaid totaled $12,052 for the same period. At December 31, 2016, the weighted average yield of SSLP II’s portfolio was 7.6%, measured at fair value and 7.9%, measured at cost.

SSLP II Portfolio as of December 31, 2016

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.50%	12/30/22	$5,184	$5,132	$5,132
American Teleconferencing Services, Ltd. (PGI) (4)	Communications Equipment	L+650	1.00%	7.50%	12/8/21	14,619	13,244	14,217
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/1/21	1,646	1,631	1,638
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.25%	6/28/22	5,241	5,191	5,188
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.50%	11/30/23	6,938	6,800	6,799
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	7.75%	12/14/21	10,945	10,945	10,945
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	9,075	8,947	8,962
Polycom, Inc.	Communications Equipment	L+650	1.00%	7.50%	9/27/23	11,605	11,152	11,547
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.00%	12/16/22	10,000	9,901	9,900
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/21	990	990	990
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+839	1.00%	9.39%	11/25/21	8,900	8,748	8,744
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	4,988	4,938	4,938
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	2,840	2,787	2,797

							$90,406	$91,797

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP II as of December 31, 2016 and for the period August 5, 2016 (commencement of operations) through December 31, 2016:

December 31, 2016
Selected Balance Sheet Information for SSLP II:
Investments at fair value (cost $90,406)	$91,797
Cash and other assets	1,670

Total assets	$93,467

Debt outstanding	$32,950
Distributions payable	1,460
Interest payable and other credit facility related expenses	147
Accrued expenses and other payables	183

Total liabilities	$34,740

Members’ equity	$58,727

Total liabilities and members’ equity	$93,467

For the period August 5, 2016 (commencement of operations) through December 31, 2016
Selected Income Statement Information for SSLP II:
Interest income	$2,259

Service fees*	$28
Interest and other credit facility expenses**	1,536
Other general and administrative expenses	130

Total expenses	$1,694

Net investment income	$565

Net change in unrealized gain on investments	1,391

Net income	$1,956

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

**	SSLP II made an irrevocable election to apply the fair value option of accounting to the SSLP II Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the SSLP II Facility were expensed during the year ended December 31, 2016. These amounts totaled $1,389.

Note 17. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On February 15, 2017, the Company closed a private offering of $100,000 of additional 2022 Unsecured Notes with a fixed interest rate of 4.60% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

On February 22, 2017, the Company, through its commitment to SSLP III, and Solar Senior formed Solar Life Science Program LLC (“LSJV”) with an affiliate of Deerfield Management. The Company is committing approximately $49,977 to LSJV.

On February 22, 2017, our Board declared a quarterly dividend of $0.40 per share payable on April 4, 2017 to holders of record as of March 23, 2017.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	First Supplemental Indenture, dated November 16, 2012, relating to the 6.75% Senior Notes due 2042, between the Registrant and U.S. Bank National Association as trustee(3)

4.4	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Senior Secured Credit Agreement by and between the Registrant, Citibank, N.A., as administrative agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and SunTrust Bank, as documentation agent(9)

10.3	Form of Amendment No. 1 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(5)

10.4	Form of Amendment No. 2 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(10)

10.5	First Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(11)

10.6	Form of Custodian Agreement(7)

Exhibit Number	Description

10.7	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(6)

10.8	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.9	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.10	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.11	Form of Registration Rights Agreement(4)

10.12	Form of Subscription Agreement(4)

10.13	Form of Amended and Restated Limited Liability Company Agreement, dated as of October 15, 2015, between Solar Capital Ltd., Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(8)

10.14	Form of Senior Secured Unitranche Loan Program II LLC Amended and Restated Limited Liability Company Agreement, dated as of August 5, 2016, by and between Solar Capital Ltd. and WFI Loanco, LLC(12)

11.1	Computation of Per Share Earnings*

14.1	Code of Ethics*

14.2	Code of Business Conduct(7)

21.1	Subsidiary of Solar Capital Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Crystal Financial LLC (A Delaware Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2016 and December 31, 2015*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.

(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.

(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.

(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.

(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.

(6)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.

(7)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.

(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 3, 2015.

(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on July 6, 2012.

(10)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 2, 2016.

(11)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on August 2, 2016.

(12)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on August 11, 2016.

*	Filed herewith.

c. Consolidated Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated:

Consolidated Financial Statements for Crystal Financial LLC’s (A Delaware Limited Liability Company) years ended December 31, 2016 and December 31, 2015 are attached as Exhibit 99.1 hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer, President, Chairman of the Board and Director

Date: February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 22, 2017	/s/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 22, 2017	/s/ STEVEN HOCHBERG Steven Hochberg	Director

February 22, 2017	/s/ DAVID S. WACHTER David S. Wachter	Director

February 22, 2017	/s/ LEONARD A. POTTER Leonard A. Potter	Director

February 22, 2017	/s/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

February 22, 2017	/s/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary