Form 10-Q
period 2017-03-31
Solar Capital Ltd.
filed 2017-05-02
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 1, 2017 was 42,260,826.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Investments at fair value:
Companies less than 5% owned (cost: $835,590 and $815,955, respectively)	$825,238	$804,783
Companies 5% to 25% owned (cost: $8,511 and $8,511, respectively)	—	777
Companies more than 25% owned (cost: $476,317 and $477,491, respectively)	498,257	499,218

Total investments (cost: $1,320,418 and $1,301,957, respectively)	1,323,495	1,304,778
Cash	24,132	2,152
Cash equivalents (cost: $399,808 and $309,894, respectively)	399,808	309,894
Receivable for investments sold	17,526	13,602
Interest receivable	5,898	8,079
Dividends receivable	11,594	10,952
Other receivable	55	54
Prepaid expenses and other assets	1,404	1,036

Total assets	$1,783,912	$1,650,547

Liabilities
Revolving credit facilities (see notes 6 and 8)	$—	$115,200
Unsecured senior notes due 2022 (see notes 6 and 8)	150,000	50,000
Unsecured senior notes due 2042 ($100,000 and $100,000 face amounts, respectively, reported net of unamortized debt issuance costs of $2,859 and $2,886, respectively. See note 8)	97,141	97,114
Senior secured notes (see notes 6 and 8)	75,000	75,000
Term loan (see notes 6 and 8)	50,000	50,000
Distributions payable	16,899	16,899
Payable for investments and cash equivalents purchased	459,980	309,894
Management fee payable (see note 3)	6,719	6,870
Performance-based incentive fee payable (see note 3)	4,083	4,412
Interest payable (see note 8)	4,059	2,225
Administrative services expense payable (see note 3)	437	3,289
Other liabilities and accrued expenses	828	1,137

Total liabilities	$865,146	$732,040

Commitments and contingencies (see notes 12, 13 & 14)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,248,525 and 42,248,525 shares issued and outstanding, respectively	$422	$422
Paid-in capital in excess of par	989,732	989,732
Distributions in excess of net investment income	(12,416)	(11,847)
Accumulated net realized loss	(62,049)	(62,621)
Net unrealized appreciation	3,077	2,821

Total net assets	$918,766	$918,507

Net Asset Value Per Share	$21.75	$21.74

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2017	March 31, 2016
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$21,818	$23,597
Companies more than 25% owned	334	531
Dividends:
Companies less than 5% owned	10	—
Companies more than 25% owned	11,678	9,886
Other income:
Companies less than 5% owned	492	—
Companies more than 25% owned	60	19

Total investment income	34,392	34,033

EXPENSES:
Management fees (see note 3)	$6,719	$6,748
Performance-based incentive fees (see note 3)	4,083	4,030
Interest and other credit facility expenses (see note 8)	5,669	5,021
Administrative services expense (see note 3)	1,335	1,319
Other general and administrative expenses	256	795

Total expenses	18,062	17,913
Performance-based incentive fees waived (see note 3)	—	(795)

Net expenses	18,062	17,118

Net investment income	$16,330	$16,915

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$588	$—
Companies 5% to 25% owned	(15)	—

Net realized gain on investments and cash equivalents	573	—
Net realized gain (loss) on foreign currencies	(1)	1

Net realized gain	572	1

Net change in unrealized gain (loss) on investments and cash equivalents	256	11,260
Net change in unrealized gain (loss) on foreign currencies	—	1

Net change in unrealized gain (loss)	256	11,261

Net realized and unrealized gain (loss) on investments, cash equivalents and foreign currencies	828	11,262

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,158	$28,177

EARNINGS PER SHARE (see note 5)	$0.41	$0.67

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Three months ended March 31, 2017 (unaudited)	Year ended December 31, 2016
Increase in net assets resulting from operations:
Net investment income	$16,330	$71,101
Net realized gain	572	776
Net change in unrealized gain	256	34,938

Net increase in net assets resulting from operations	17,158	106,815

Distributions to stockholders:
From net investment income	(16,899)	(67,598)

Capital transactions (see note 16):
Repurchases of common stock	—	(3,408)

Net decrease in net assets resulting from capital transactions	—	(3,408)

Total increase in net assets	259	35,809
Net assets at beginning of period	918,507	882,698

Net assets at end of period(1)	$918,766	$918,507

Capital stock activity:
Common stock repurchased	—	(216,237)

Net decrease from capital stock activity	—	(216,237)

(1)	Includes overdistributed net investment income of ($12,416) and ($11,847), respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$17,158	$28,177
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(573)	—
Net realized (gain) loss on foreign currencies	1	(1)
Net change in unrealized (gain) loss on investments and cash equivalents	(256)	(11,260)
Net change in unrealized gain on foreign currencies	—	(1)
(Increase) decrease in operating assets:
Purchase of investments	(101,369)	(43,861)
Proceeds from disposition of investments	83,347	29,862
Capitalization of payment-in-kind interest	(40)	—
Collections of payment-in-kind interest	173	—
Receivable for investments sold	(3,924)	533
Interest receivable	2,181	(1,760)
Dividends receivable	(642)	(1,271)
Other receivable	(1)	(11)
Prepaid expenses and other assets	(368)	(444)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	150,086	(2,534)
Management fee payable	(151)	225
Performance-based incentive fee payable	(329)	1,827
Administrative services expense payable	(2,852)	(2,090)
Interest payable	1,834	1,428
Other liabilities and accrued expenses	(309)	164

Net Cash Provided by (Used in) Operating Activities	143,966	(1,017)

Cash Flows from Financing Activities:
Cash distributions paid	(16,899)	(16,986)
Proceeds from issuance of unsecured debt	100,000	—
Deferred financing costs	27	28
Repurchase of common stock	—	(3,408)
Proceeds from secured borrowings	97,500	114,000
Repayment of secured borrowings	(212,700)	(99,500)

Net Cash Used in Financing Activities	(32,072)	(5,866)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	111,894	(6,883)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	312,046	277,570

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$423,940	$270,687

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,835	$3,593

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(10)		LIBOR Floor	Interest Rate(1)		Acquisition Date	Maturity Date		Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 87.8%
AccentCare, Inc	Health Care Providers & Services	L+950		1.00%	10.50%		9/3/2015	9/3/2022		$10,000	$9,854	$9,725
Achaogen, Inc.(6)	Pharmaceuticals	L+699		1.00%	7.99%		8/5/2015	8/5/2019		25,000	25,433	25,925
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+850		1.00%	9.66%		2/20/2014	8/24/2021		31,000	30,543	27,900
AgaMatrix, Inc	Health Care Equipment & Supplies	L+835		—	9.13%		2/6/2015	2/1/2019		7,667	7,760	7,782
AirXpanders, Inc.	Health Care Equipment & Supplies	—		—	7.34%		4/22/2016	7/14/2017		625	673	663
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650		1.00%	7.50%		5/5/2016	12/8/2021		22,518	21,865	22,406
Amerilife Group, LLC	Insurance	L+875		1.00%	9.75%		7/9/2015	1/10/2023		15,000	14,750	14,700
Argo Turboserve Corporation & Argo Tech, LLC††	Air Freight & Logistics	L+1225	(11)	—	13.31%		5/2/2014	5/2/2018		12,077	11,985	11,987
aTyr Pharma, Inc	Pharmaceuticals	P+410		—	7.85%		11/18/2016	11/18/2020		5,000	4,929	4,950
AviatorCap SII, LLC I(3)	Aerospace & Defense	—		—	12.00%		5/31/2011	1/31/2019		383	383	383
Axcella Health Inc	Pharmaceuticals	L+880		—	9.58%		8/7/2015	8/31/2019		20,000	20,361	20,350
Bishop Lifting Products, Inc.(8)	Trading Companies & Distributors	L+800		1.00%	9.00%		3/24/2014	3/27/2022		25,000	24,834	21,000
Breathe Technologies, Inc	Health Care Equipment & Supplies	L+830		—	9.08%		11/5/2015	11/5/2019		15,000	15,145	13,500
CardioDx, Inc	Health Care Providers & Services	P+670		—	10.70%		6/18/2015	4/1/2019		6,250	6,550	6,250
CardioFocus, Inc	Health Care Equipment & Supplies	L+750		—	8.48%		3/31/2017	7/1/2020		4,300	4,237	4,237
Cardiva Medical, Inc	Health Care Equipment & Supplies	L+865		—	9.43%		2/2/2017	2/2/2021		6,000	6,021	6,000
CAS Medical Systems, Inc	Health Care Equipment & Supplies	L+875		—	9.53%		6/30/2016	7/1/2020		6,000	6,022	6,000
Cianna Medical, Inc	Health Care Equipment & Supplies	L+900		—	9.78%		9/28/2016	9/28/2020		6,000	6,012	6,000
Clinical Ink, Inc	Health Care Technology	L+850		0.70%	9.28%		3/8/2016	3/8/2020		6,500	6,507	6,435
Conventus Orthopaedics, Inc	Health Care Equipment & Supplies	L+865		—	9.46%		6/15/2016	6/1/2020		5,250	5,205	5,092
Datapipe, Inc	IT Services	L+800		1.00%	9.00%		8/14/2014	9/15/2019		27,000	26,659	26,932
Direct Buy Inc.(4)**††	Multiline Retail	—		—	12.00% PI	K	11/5/2012	10/31/2019		11,439	8,511	—
DISA Holdings Acquisition Subsidiary Corp	Professional Services	L+850		1.00%	9.50%		12/9/2014	6/9/2021		51,476	50,925	50,961
Easyfinancial Services, Inc.(5)(6)	Consumer Finance	BA+699		1.00%	7.99%		9/27/2012	10/4/2019	C$	10,000	9,261	7,491
Entegrion, Inc	Health Care Equipment & Supplies	—		—	10.03%		4/22/2016	4/1/2017		$100	128	104
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675		1.00%	7.75%		12/7/2015	12/14/2021		10,139	10,091	10,139
Global Holdings LLC & Payment Concepts LLC	Consumer Finance	L+650		1.00%	7.50%		3/31/2017	5/3/2022		17,500	17,150	17,150
Global Tel*Link Corporation	Communications Equipment	L+375		1.25%	5.00%		11/6/2015	5/23/2020		7,307	6,043	7,306
Global Tel*Link Corporation	Communications Equipment	L+775		1.25%	9.00%		5/21/2013	11/23/2020		18,500	18,278	18,454
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800		1.00%	9.00%		3/29/2017	4/17/2024		20,000	19,800	19,800
IHS Intermediate, Inc	Health Care Providers & Services	L+825		1.00%	9.25%		6/19/2015	7/20/2022		25,000	24,593	24,125
Inmar Acquisition Sub, Inc	Professional Services	L+700		1.00%	8.15%		1/27/2014	1/27/2022		10,000	9,932	10,000
Island Medical Management Holdings, LLC	Health Care Providers & Services	L+550		1.00%	6.50%		3/31/2017	9/1/2022		4,638	4,592	4,592
K2 Pure Solutions NoCal, L.P	Chemicals	L+900		1.00%	10.00%		8/19/2013	2/19/2021		7,475	7,383	7,251
Kore Wireless Group, Inc	Wireless Telecommunication Services	L+825		1.00%	9.25%		9/12/2014	3/12/2021		55,500	54,742	55,084
Lumeris Solutions Company, LLC	Health Care Technology	L+860		0.25%	9.58%		3/22/2017	2/1/2020		16,000	15,882	15,873
Mitralign, Inc	Health Care Equipment & Supplies	—		—	9.48%		4/22/2016	12/1/2018		1,458	1,416	1,451
Nabsys 2.0 LLC	Life Sciences Tools & Services	—		—	8.90%		4/22/2016	10/13/2018		4,373	4,395	4,439
PhyMed Management LLC	Health Care Providers & Services	L+875		1.00%	9.75%		12/18/2015	5/18/2021		32,321	31,272	31,190
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+885		—	9.63%		4/21/2016	4/21/2020		5,000	4,952	4,975
Rapid Micro Biosystems, Inc.	Life Sciences Tools & Services	L+880		—	9.58%		6/30/2015	6/30/2019		16,000	16,401	15,760
Rug Doctor LLC(3)	Diversified Consumer Services	L+975		1.50%	11.25%		12/23/2013	12/31/2018		9,111	8,950	9,111
Salient Partners, L.P	Asset Management	L+850		1.00%	9.52%		6/10/2015	6/9/2021		14,580	14,361	14,361
Scynexis, Inc	Pharmaceuticals	L+849		—	9.30%		9/30/2016	9/30/2020		15,000	14,865	14,850
SentreHeart, Inc	Health Care Equipment & Supplies	L+885		—	9.63%		11/15/2016	11/15/2020		10,000	9,824	9,799
SOINT, LLC(3)	Aerospace & Defense	—		—	15.00%		6/8/2012	11/30/2018		820	818	820
Southern Auto Finance Company(6)	Consumer Finance	—		—	11.50%		10/19/2011	12/4/2018		25,000	24,836	24,500
Sunesis Pharmaceuticals, Inc.	Pharmaceuticals	L+854		—	9.35%		3/31/2016	4/1/2020		7,500	7,425	7,481
TierPoint, LLC	IT Services	L+875-887.5		1.00%	9.75-9.88%		12/2/2014	12/2/2022		34,000	33,669	34,000
TMK Hawk Parent, Corp. (TriMark)	Trading Companies and Distributors	L+750		1.00%	8.50%		9/26/2014	10/1/2022		20,000	19,848	20,000
TouchTunes Interactive Networks, Inc	Media	L+825		1.00%	9.35%		5/28/2015	5/27/2022		14,000	13,832	13,825
Trevi Therapeutics, Inc	Pharmaceuticals	L+775		—	8.53%		12/29/2014	6/29/2018		5,500	5,737	5,555
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+925		1.00%	10.25%		9/24/2014	9/24/2020		30,000	29,806	29,775
Vapotherm, Inc	Health Care Equipment & Supplies	L+899		—	9.77%		11/16/2016	5/16/2021		20,000	19,855	19,800
Varilease Finance, Inc	Multi-Sector Holdings	L+825		1.00%	9.25%		8/22/2014	8/24/2020		48,000	47,439	48,000

Total Bank Debt/Senior Secured Loans											$822,740	$806,239

Subordinated Debt/Corporate Notes — 3.1%

Alegeus Technologies Holdings Corp	Health Care Technology	L+1200		1.00%	13.00%		6/24/2012	2/15/2019		$28,200	$27,965	$28,200

									Shares/Units
Preferred Equity — 1.6%
SOAGG LLC(3)(6)(7)	Aerospace & Defense	—		—	8.00%		12/14/2010	6/30/2018		5,295	$5,295	$5,571
SOINT, LLC(3)(6)(7)	Aerospace & Defense	—		—	15.00%		6/8/2012	6/30/2018		86,667	8,667	9,100

Total Preferred Equity											$13,962	$14,671

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Maturity Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants — 51.6%
Ark Real Estate Partners LP(2)(3)*	Diversified Real Estate Activities	3/12/2007		—	$527	$336
Ark Real Estate Partners II LP(2)(3)*	Diversified Real Estate Activities	10/23/2012		—	12	8
aTyr Pharma, Inc. Warrants*	Pharmaceuticals	11/18/2016		47,771	70	50
B Riley Financial Inc.(6)	Research & Consulting Services	3/16/2007		38,015	2,684	570
CardioDx, Inc. Warrants*	Health Care Providers & Services	6/18/2015		39,863	129	—
CardoFocus, Inc. Warrants*	Health Care Equipment & Supplies	3/31/2017		357,643	42	42
CAS Medical Systems, Inc. Warrants*	Health Care Equipment & Supplies	6/30/2016		48,491	38	14
Cianna Medical, Inc. Warrants*	Health Care Equipment & Supplies	9/28/2016		89,726	37	38
Conventus Orthopaedics, Inc. Warrants*	Health Care Equipment & Supplies	6/15/2016		157,500	65	49
Crystal Financial LLC(3)(6)	Diversified Financial Services	12/28/2012		280,303	280,737	305,700
Direct Buy Inc.(4)*	Multiline Retail	11/5/2012		76,999	—	—
Essence Group Holdings Corporation (Lumeris) Warrants*.	Health Care Technology	3/22/2017		208,000	63	56
PQ Bypass, Inc. Warrants*	Health Care Equipment & Supplies	4/21/2016		176,471	70	46
RD Holdco Inc. (Rug Doctor)(3)*	Diversified Consumer Services	12/23/2013		231,177	15,683	12,566
RD Holdco Inc. (Rug Doctor) Class B(3)*	Diversified Consumer Services	12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants(3)*	Diversified Consumer Services	12/23/2013		30,370	381	121
Scynexis, Inc. Warrants*	Pharmaceuticals	9/30/2016		122,435	105	27
Senior Secured Unitranche Loan Program LLC(3)(6)	Asset Management	11/25/2015		—	101,878	100,781
Senior Secured Unitranche Loan Program II LLC(3)(6)	Asset Management	8/5/2016		—	47,770	48,544
SentreHeart, Inc. Warrants*	Health Care Equipment & Supplies	11/15/2016		261,825	126	95
Sunesis Pharmaceuticals, Inc. Warrants*	Pharmaceuticals	3/31/2016		104,001	118	126

Total Common Equity/Equity Interests/Warrants					$455,751	$474,385

Total Investments(9) — 144.1%					$1,320,418	$1,323,495

				Par Amount
Cash Equivalents — 43.5%
U.S. Treasury Bill	Government	3/30/2017	4/27/2017	$400,000	$399,808	$399,808

Total Investments & Cash Equivalents — 187.6%					$1,720,226	$1,723,303
Liabilities in Excess of Other Assets — (87.6%)						(804,537)

Net Assets — 100.0%						$918,766

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2017.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.
(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2017 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend/ Other Income	Fair Value at March 31, 2017
ARK Real Estate Partners LP	$336	$—	$—	$—	$—	$336
ARK Real Estate Partners II LP	8	—	—	—	—	8
AviatorCap SII, LLC I	497	—	114	—	13	383
Crystal Financial LLC	305,000	—	—	—	7,900	305,700
RD Holdco Inc. (Rug Doctor, common equity).	13,574	—	—	—	—	12,566
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	168	—	—	—	—	121
Rug Doctor LLC	9,111	—	—	—	284	9,111
Senior Secured Unitranche Loan Program LLC	100,653	—	—	—	2,181	100,781
Senior Secured Unitranche Loan Program II LLC	47,363	807	—	—	1,224	48,544
SOAGG LLC	5,806	—	327	—	108	5,571
SOINT, LLC	2,386	—	1,567	—	42	820
SOINT, LLC (preferred equity)	9,100	—	—	—	320	9,100

	$499,218	$807	$2,008	$—	$12,072	$498,257

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2017 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)		Interest/ Dividend Income	Fair Value at March 31, 2017
Direct Buy Inc. (common equity)	$—	$—	$—	$—		$—	$—
Direct Buy Inc. (senior secured loan)	777	333	—	—		—	—
DSW Group Holdings LLC	—	—	—	(15	)†	—	—

	$777	$333	$—	$(15)		$—	$—

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2017

(in thousands)

(5)	The following entity is domiciled outside the United States and the investments are denominated in Canadian Dollars: Easyfinancial Services, Inc. in Canada.
(6)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2017, on a fair value basis, non-qualifying assets in the portfolio represented 29.3% of the total assets of the Company.
(7)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(8)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(9)	Aggregate net unrealized depreciation for U.S. federal income tax purposes is $5,094; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $28,311 and $33,405, respectively, based on a tax cost of $1,328,589. All of the Company’s investments are pledged as collateral against the borrowings outstanding on the revolving credit facilities.
(10)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(11)	Spread is 10.25% Cash / 2.00% PIK.
*	Non-income producing security.
**	Investment is on non-accrual status.
†	Represents estimated change in receivable balance.
††	Investment contains a payment-in-kind (“PIK”) feature.

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2017
Diversified Financial Services	23.1%
Asset Management	12.4%
Health Care Providers & Services	10.1%
Health Care Equipment & Supplies	6.5%
Pharmaceuticals	6.0%
Professional Services	4.6%
IT Services	4.6%
Wireless Telecommunication Services	4.2%
Health Care Technology	3.8%
Consumer Finance	3.7%
Communications Equipment	3.6%
Multi-Sector Holdings	3.6%
Trading Companies & Distributors	3.1%
Diversified Consumer Services	2.1%
Life Sciences Tools & Services	1.5%
Thrifts & Mortgage Finance	1.5%
Chemicals	1.3%
Aerospace & Defense	1.2%
Insurance	1.1%
Media	1.0%
Air Freight & Logistics	0.9%
Research & Consulting Services	0.1%
Diversified Real Estate Activities	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(10)	LIBOR Floor	Interest Rate(1)		Acquisition Date	Maturity Date		Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 85.8%
AccentCare, Inc	Health Care Providers & Services	L+950	1.00%	10.50%		9/3/2015	9/3/2022		$17,500	$17,235	$17,369
Achaogen, Inc.(6)	Pharmaceuticals	L+699	1.00%	7.99%		8/5/2015	8/5/2019		25,000	25,297	25,625
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+850	1.00%	9.50%		2/20/2014	8/24/2021		29,000	28,731	27,115
AgaMatrix, Inc	Health Care Equipment & Supplies	L+835	—	9.00%		2/6/2015	2/1/2019		8,667	8,708	8,753
AirXpanders, Inc.	Health Care Equipment & Supplies	—	—	7.34%		4/22/2016	7/14/2017		1,000	1,015	1,025
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650	1.00%	7.50%		5/5/2016	12/8/2021		5,591	5,081	5,437
Amerilife Group, LLC	Insurance	L+875	1.00%	9.75%		7/9/2015	1/10/2023		15,000	14,742	14,700
Argo Turboserve Corporation & Argo Tech, LLC	Air Freight & Logistics	L+1025	—	11.19%		5/2/2014	5/2/2018		12,330	12,330	12,206
Asurion, LLC	Insurance	L+750	1.00%	8.50%		2/27/2014	3/3/2021		3,360	3,140	3,422
aTyr Pharma, Inc	Pharmaceuticals	P+410	—	7.60%		11/18/2016	11/18/2020		5,000	4,896	4,880
AviatorCap SII, LLC I(3)	Aerospace & Defense	—	—	12.00%		5/31/2011	1/31/2019		497	497	497
Axcella Health Inc	Pharmaceuticals	L+880	—	9.41%		8/7/2015	8/31/2019		20,000	20,151	20,100
Bishop Lifting Products, Inc.(8)	Trading Companies & Distributors	L+800	1.00%	9.00%		3/24/2014	3/27/2022		25,000	24,827	20,500
Breathe Technologies, Inc	Health Care Equipment & Supplies	L+830	—	8.91%		11/5/2015	11/5/2019		15,000	15,089	12,750
CardioDx, Inc	Health Care Providers & Services	P+670	—	10.45%		6/18/2015	4/1/2019		7,000	7,205	6,860
Cardiva Medical, Inc	Health Care Equipment & Supplies	L+870	—	9.31%		8/19/2015	8/19/2019		8,500	8,645	8,585
CAS Medical Systems, Inc	Health Care Equipment & Supplies	L+875	—	9.36%		6/30/2016	7/1/2020		6,000	6,003	6,000
Cerapedics, Inc	Health Care Equipment & Supplies	—	—	8.68- 8.78%		4/22/2016	3/1/2019		6,394	6,181	6,394
Cianna Medical, Inc	Health Care Equipment & Supplies	L+900	—	9.61%		9/28/2016	9/28/2020		6,000	5,988	6,000
Clinical Ink, Inc	Health Care Technology	L+850	0.70%	9.20%		3/8/2016	3/8/2020		6,500	6,490	6,435
Conventus Orthopaedics, Inc	Health Care Equipment & Supplies	L+865	—	9.28%		6/15/2016	6/1/2020		5,250	5,182	5,198
Datapipe, Inc	IT Services	L+800	1.00%	9.00%		8/14/2014	9/15/2019		27,000	26,629	26,892
Delphinus Medical Technologies, Inc	Health Care Equipment & Supplies	—	—	9.25- 9.30%		4/22/2016	2/23/2017		400	434	420
Direct Buy Inc.(4)**	Multiline Retail	—	—	12.00% PI	K	11/5/2012	10/31/2019		11,105	8,511	777
DISA Holdings Acquisition Subsidiary Corp	Professional Services	L+850	1.00%	9.50%		12/9/2014	6/9/2021		51,476	50,898	50,704
Easyfinancial Services, Inc.(5)(6)	Consumer Finance	BA+699	1.00%	7.99%		9/27/2012	10/4/2019	C$	10,000	9,261	7,410
Emerging Markets Communications, LLC	Wireless Telecommunication Services	L+962.5	1.00%	10.63%		6/29/2015	7/1/2022		$27,000	26,658	27,000
Entegrion, Inc	Health Care Equipment & Supplies	—	—	10.03%		4/22/2016	4/1/2017		400	414	412
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675	1.00%	7.75%		12/7/2015	12/14/2021		10,164	10,114	10,164
Global Tel*Link Corporation	Communications Equipment	L+375	1.25%	5.00%		11/6/2015	5/23/2020		7,328	5,978	7,310
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%		5/21/2013	11/23/2020		18,500	18,265	18,012
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800	1.00%	9.00%		3/25/2014	3/26/2021		9,680	9,642	9,559
Hyland Software, Inc	Software	L+725	1.00%	8.25%		6/12/2015	6/30/2023		5,000	4,979	5,000
IHS Intermediate, Inc	Health Care Providers & Services	L+825	1.00%	9.25%		6/19/2015	7/20/2022		25,000	24,578	24,125
Inmar Acquisition Sub, Inc	Professional Services	L+700	1.00%	8.00%		1/27/2014	1/27/2022		10,000	9,929	9,850
K2 Pure Solutions NoCal, L.P	Chemicals	L+900	1.00%	10.00%		8/19/2013	2/19/2021		7,475	7,398	7,176
Kore Wireless Group, Inc	Wireless Telecommunication Services	L+825	1.00%	9.25%		9/12/2014	3/12/2021		55,500	54,704	54,945
Lumeris Solutions Company, LLC	Health Care Technology	—	—	9.42%		4/22/2016	12/27/2017		8,296	8,458	8,379
Mitralign, Inc	Health Care Equipment & Supplies	—	—	9.48%		4/22/2016	12/1/2018		1,667	1,604	1,658
Nabsys 2.0 LLC	Life Sciences Tools & Services	—	—	8.90%		4/22/2016	10/13/2018		5,064	4,959	5,115
PhyMed Management LLC	Health Care Providers & Services	L+875	1.00%	9.75%		12/18/2015	5/18/2021		32,321	31,222	31,190
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+885	—	9.46%		4/21/2016	4/21/2020		5,000	4,933	4,950
Rapid Micro Biosystems, Inc.	Life Sciences Tools & Services	L+880	—	9.42%		6/30/2015	6/30/2019		16,000	16,331	15,760
Rug Doctor LLC(3)	Diversified Consumer Services	L+975	1.50%	11.25%		12/23/2013	12/31/2018		9,111	8,927	9,111
Salient Partners, L.P	Asset Management	L+850	1.00%	9.50%		6/10/2015	6/9/2021		14,993	14,757	14,619
Scynexis, Inc	Pharmaceuticals	L+849	—	9.12%		9/30/2016	9/30/2020		15,000	14,806	14,850
SentreHeart, Inc	Health Care Equipment & Supplies	L+885	—	9.46%		11/15/2016	11/15/2020		7,500	7,341	7,325
SOINT, LLC(3)	Aerospace & Defense	—	—	15.00%		6/8/2012	11/30/2018		2,386	2,381	2,386
Southern Auto Finance Company(6)	Consumer Finance	—	—	11.15%		10/19/2011	12/4/2018		25,000	24,815	24,500
Sunesis Pharmaceuticals, Inc.	Pharmaceuticals	L+854	—	9.17%		3/31/2016	4/1/2020		7,500	7,398	7,463
TierPoint, LLC	IT Services	L+875-887.5	1.00%	9.75- 9.88%		12/2/2014	12/2/2022		34,000	33,656	33,439
TMK Hawk Parent, Corp. (TriMark)	Trading Companies and Distributors	L+750	1.00%	8.50%		9/26/2014	10/1/2022		20,000	19,843	20,000
TouchTunes Interactive Networks, Inc	Media	L+825	1.00%	9.25%		5/28/2015	5/27/2022		14,000	13,826	13,825
Trevi Therapeutics, Inc	Pharmaceuticals	L+775	—	8.37%		12/29/2014	6/29/2018		6,531	6,720	6,597
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+925	1.00%	10.25%		9/24/2014	9/24/2020		30,000	29,795	29,700
Vapotherm, Inc	Health Care Equipment & Supplies	L+899	—	9.60%		11/16/2016	5/16/2021		10,000	9,915	9,900
Varilease Finance, Inc	Multi-Sector Holdings	L+825	1.00%	9.25%		8/22/2014	8/24/2020		48,000	47,405	47,880

Total Bank Debt/Senior Secured Loans										$804,917	$788,254

Subordinated Debt/Corporate Notes — 3.1%

Alegeus Technologies Holdings Corp	Health Care Technology	L+1200	1.00%	13.00%		6/24/2012	2/15/2019		28,200	$27,937	$28,059

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2016

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(10)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Shares/ Units	Cost	Fair Value
Preferred Equity — 1.6%
SOAGG LLC(3)(6)(7)	Aerospace & Defense	—	—	8.00%	12/14/2010	6/30/2018	5,622	$5,622	$5,806
SOINT, LLC(3)(6)(7)	Aerospace & Defense	—	—	15.00%	6/8/2012	6/30/2018	86,667	8,667	9,100

Total Preferred Equity								$14,289	$14,906

Common Equity/Equity Interests/Warrants—51.6%
Ark Real Estate Partners LP(2)(3)*	Diversified Real Estate Activities				3/12/2007		—	$527	$336
Ark Real Estate Partners II LP(2)(3)*	Diversified Real Estate Activities				10/23/2012		—	12	8
aTyr Pharma, Inc. Warrants*	Pharmaceuticals				11/18/2016		47,771	70	23
B Riley Financial Inc.(6)	Research & Consulting Services				3/16/2007		38,015	2,684	701
CardioDx, Inc. Warrants*	Health Care Providers & Services				6/18/2015		39,863	129	—
CAS Medical Systems, Inc. Warrants*	Health Care Equipment & Supplies				6/30/2016		48,491	38	29
Cianna Medical, Inc. Warrants*	Health Care Equipment & Supplies				9/28/2016		89,726	37	52
Conventus Orthopaedics, Inc. Warrants*	Health Care Equipment & Supplies				6/15/2016		157,500	65	67
Crystal Financial LLC(3)(6)	Diversified Financial Services				12/28/2012		280,303	280,737	305,000
Direct Buy Inc.(4)*	Multiline Retail				11/5/2012		76,999	—	—
PQ Bypass, Inc. Warrants*	Health Care Equipment & Supplies				4/21/2016		176,471	70	63
RD Holdco Inc. (Rug Doctor)(3)*	Diversified Consumer Services				12/23/2013		231,177	15,683	13,574
RD Holdco Inc. (Rug Doctor) Class B(3)*	Diversified Consumer Services				12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants(3)*	Diversified Consumer Services				12/23/2013		30,370	381	168
Scynexis, Inc. Warrants*	Pharmaceuticals				9/30/2016		122,435	105	90
Senior Secured Unitranche Loan Program LLC(3)(6)	Asset Management				11/25/2015		—	101,878	100,653
Senior Secured Unitranche Loan Program II LLC(3)(6)	Asset Management				8/5/2016		—	46,963	47,363
SentreHeart, Inc. Warrants*	Health Care Equipment & Supplies				11/15/2016		196,369	101	98
Sunesis Pharmaceuticals, Inc. Warrants*	Pharmaceuticals				3/31/2016		104,001	118	118

Total Common Equity/Equity Interests/Warrants								$454,814	$473,559

Total Investments(9) — 142.1%								$1,301,957	$1,304,778

							Par Amount
Cash Equivalents — 33.7%
U.S. Treasury Bill	Government				12/29/2016	2/2/2017	$310,000	$309,894	$309,894

Total Investments & Cash Equivalents —175.8%								$1,611,851	$1,614,672
Liabilities in Excess of Other Assets — (75.8%)									(696,165)

Net Assets — 100.0%									$918,507

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.
(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend /Other Income	Fair Value at December 31, 2016
ARK Real Estate Partners LP	$364	$—	$—	$(29)	$—	$336
ARK Real Estate Partners II LP	9	—	—	(1)	—	8
AviatorCap SII, LLC I	914	—	417	—	85	497
AviatorCap SII, LLC II	350	—	350	—	15	—
Crystal Financial LLC	290,000	5,737	—	—	31,600	305,000
RD Holdco Inc. (Rug Doctor, common equity)	14,335	—	—	—	—	13,574
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	214	—	—	—	—	168
Rug Doctor LLC	8,838	—	—	—	1,151	9,111
Senior Secured Unitranche Loan Program LLC	80,677	50,093	28,875	—	6,084	100,653
Senior Secured Unitranche Loan Program II LLC	—	63,093	16,130	—	1,228	47,363
SOAGG LLC	8,632	—	2,590	—	545	5,806
SOINT, LLC	5,705	—	3,318	—	602	2,386
SOINT, LLC (preferred equity)	9,316	—	—	—	1,304	9,100

	$424,570	$118,923	$51,680	$(30)	$42,614	$499,218

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2016

(in thousands)

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)		Interest/ Dividend Income	Fair Value at December 31, 2016
Direct Buy Inc. (common equity)	$—	$—	$—	$—		$—	$—
Direct Buy Inc. (senior secured loan)	1,233	1,238	—	—		—	777
DSW Group Holdings LLC	—	—	—	197	†	—	—

	$1,233	$1,238	$—	$197		$—	$777

(5)	The following entity is domiciled outside the United States and the investments are denominated in Canadian Dollars: Easyfinancial Services, Inc. in Canada.
(6)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2016, on a fair value basis, non-qualifying assets in the portfolio represented 31.6% of the total assets of the Company.
(7)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(8)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(9)	Aggregate net unrealized depreciation for U.S. federal income tax purposes is $7,928; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $27,715 and $35,643, respectively, based on a tax cost of $1,312,706. All of the Company’s investments are pledged as collateral against the borrowings outstanding on the revolving credit facilities.
(10)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
*	Non-income producing security.
**	Investment is on non-accrual status.
†	Represents estimated change in receivable balance.

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2016
Diversified Financial Services	23.4%
Asset Management	12.5%
Health Care Providers & Services	10.4%
Wireless Telecommunication Services	6.3%
Pharmaceuticals	6.1%
Health Care Equipment & Supplies	6.1%
Professional Services	4.6%
IT Services	4.6%
Multi-Sector Holdings	3.7%
Health Care Technology	3.3%
Trading Companies & Distributors	3.1%
Consumer Finance	2.4%
Communications Equipment	2.4%
Diversified Consumer Services	2.1%
Life Sciences Tools & Services	1.6%
Insurance	1.4%
Aerospace & Defense	1.4%
Chemicals	1.3%
Media	1.1%
Air Freight & Logistics	0.9%
Thrifts & Mortgage Finance	0.7%
Software	0.4%
Multiline Retail	0.1%
Research & Consulting Services	0.1%
Diversified Real Estate Activities	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2017

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2017.

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

March 31, 2017

(in thousands, except share amounts)

(5)	the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2017, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

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

March 31, 2017

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

Recent Accounting Pronouncements

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) interned to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. The Company is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on its consolidated financial statements and disclosures.

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

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. As part of this guidance, ASU 2016-19 amends FASB ASC 820 to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company has evaluated the impact of ASU 2016-19 on its consolidated financial statements and disclosures and determined that the adoption of ASU 2016-19 has not had a material impact on its consolidated financial statements.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017 and 2016, the Company recognized $6,719 and $6,748, respectively, in base management fees and $4,083 and $4,030, respectively, in performance-based incentive fees. For the three months ended March 31, 2017 and 2016, $0 and $795, respectively, of such performance-based incentive fees were waived. The voluntary fee waiver for the three months ended March 31, 2016 was made at the Investment Adviser’s discretion and was subject to recapture by the Investment Adviser and reimbursement by the Company when net investment income during fiscal 2016 equaled or exceeded distributions declared in fiscal 2016.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

Solar Capital has also entered into an Administration Agreement with Solar Capital Management, LLC (the “Administrator”) under which the Administrator provides administrative services to Solar Capital. For providing these services, facilities and personnel, Solar Capital reimburses the Administrator for Solar Capital’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent. The Administrator will also provide, on Solar Capital’s behalf, managerial assistance to those portfolio companies to which Solar Capital is required to provide such assistance. The Company typically reimburses the Administrator on a quarterly basis.

For the three months ended March 31, 2017 and 2016, the Company recognized expenses under the Administration Agreement of $1,335 and $1,319, respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2017 and 2016.

Note 4. Net Asset Value Per Share

At March 31, 2017, the Company’s total net assets and net asset value per share were $918,766 and $21.75, respectively. This compares to total net assets and net asset value per share at December 31, 2016 of $918,507 and $21.74, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$17,158	$28,177
Denominator—weighted average shares:	42,248,525	42,287,207
Earnings per share:	$0.41	$0.67

Note 6. Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuations used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

March 31, 2017

(in thousands, except share amounts)

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2017 and December 31, 2016:

Fair Value Measurements

As of March 31, 2017

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$25,760	$780,479	$—	$806,239
Subordinated Debt/Corporate Notes	—	—	28,200	—	28,200
Preferred Equity	—	—	14,671	—	14,671
Common Equity/Equity Interests/Warrants	570	—	324,490	149,325	474,385

Total Investments	$570	$25,760	$1,147,840	$149,325	$1,323,495

Liabilities:
Credit Facility, Senior Secured Notes and 2022 Unsecured Notes	$—	$—	$275,000	$—	$275,000

*

In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

amounts presented in the Consolidated Statements of Assets and Liabilities. The two portfolio investments in this category are Senior Secured Unitranche Loan Program, LLC (“SSLP”) and Senior Secured Unitranche Loan Program II, LLC (“SSLP II”). See Note 13 & 14, respectively, for more information on these investments, including their investment strategies and the Company’s unfunded equity commitments to SSLP and SSLP II. Neither of these investments is redeemable by the Company absent an election by the members of the entities to liquidate all investments and distribute the proceeds to the members.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2017 and the year ended December 31, 2016 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2017 and December 31, 2016:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Equity Interests/ Warrants
Fair value, December 31, 2016	$759,510	$28,059	$14,906	$324,842
Total gains or losses included in earnings:
Net realized gain (loss)	328	—	—	—
Net change in unrealized gain (loss)	81	114	92	(482)
Purchase of investment securities	100,344	27	—	130
Proceeds from dispositions of investment securities	(79,784)	—	(327)	—
Transfers in/out of Level 3	—	—	—	—

Fair value, March 31, 2017	$780,479	$28,200	$14,671	$324,490

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$505	$114	$92	$(482)

During the three months ended March 31, 2017, there were no transfers in and out of Levels 1 and 2.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2017:

Credit Facility, Senior Secured Notes and 2022 Unsecured Notes	For the three months ended March 31, 2017
Beginning fair value	$290,200
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	197,500
Repayments	(212,700)
Transfers in/out of Level 3	—

Ending fair value	$275,000

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, the Senior Secured Notes and the 2022 Unsecured Notes, in accordance with ASC 825-10. On March 31, 2017, there were borrowings of $50,000, $75,000 and $150,000, respectively, on the Credit Facility, the Senior Secured Notes and the 2022 Unsecured Notes. The Company used an independent third-party

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

valuation firm to assist in measuring the fair value of the Credit Facility, the Senior Secured Notes and the 2022 Unsecured Notes.

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

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, the Senior Secured Notes and the 2022 Unsecured Notes, in accordance with ASC 825-10. On December 31, 2016, there were borrowings of $165,200, $75,000 and $50,000, respectively, on the Credit Facility, the Senior Secured Notes and the 2022 Unsecured Notes. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility, the Senior Secured Notes and the 2022 Unsecured Notes.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2017 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2017		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset		$780,479	Yield Analysis	Market Yield	6.8% – 20.7% (11.5%)
Subordinated Debt/Corporate Note	Asset		$28,200	Yield Analysis	Market Yield	15.0% – 15.0% (15.0%)
Preferred Equity	Asset		$14,671	Yield Analysis	Market Yield	8.0% – 11.3% (10.0%)
Common Equity/Equity Interests/Warrants	Asset	$ $	18,790 305,700	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	5.5x – 6.5x (6.3x) 7.7% – 13.6% (13.6%)
Credit Facility	Liability		$50,000	Yield Analysis	Market Yield	L+1.4% – L+4.8% (L+2.0%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	5.6% – 6.1% (5.9%)
2022 Unsecured Notes	Liability		$150,000	Yield Analysis	Market Yield	4.5% – 4.7% (4.5%)

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

March 31, 2017

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

As of March 31, 2017 and December 31, 2016, there were no open forward foreign currency contracts outstanding. The Company also had no derivatives designated as hedging instruments at March 31, 2017 and December 31, 2016.

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

Revolving and Term Loan Facility

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505,000 of revolving credit and $50,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its non-extending lenders and terminated their

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

commitments, reducing total outstanding revolving credit commitments by $110,000 to $395,000. At March 31, 2017, outstanding USD equivalent borrowings under the Credit Facility totaled $50,000, comprised solely of outstanding term loans.

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

The Company has made an irrevocable election to apply the fair value option of accounting to its Credit Facility, Senior Secured Notes and 2022 Unsecured Notes, in accordance with ASC 825-10. We believe accounting for the Credit Facility, Senior Secured Notes and 2022 Unsecured Notes at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. ASC 825-10 requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility, the Senior Secured Notes and the 2022 Unsecured Notes are reported in the Consolidated Statement of Operations.

The average annualized interest cost for all borrowings for the three months ended March 31, 2017 and the year ended December 31, 2016 was 5.13% and 4.11%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the 2042 Unsecured Notes, and the Senior Secured Notes (collectively the “Credit Facilities”), if any. During the three months ended March 31, 2017, the Company expensed $536 in conjunction with the February issue of 2022 Unsecured Notes. During the year ended December 31, 2016, the Company expensed $2,781 in conjunction with the September 2016 amendment to the Credit Facility and $280 in conjunction with the November issue of the 2022 Unsecured Notes. The maximum amounts borrowed on the Credit Facilities during the three months ended March 31, 2017 and the year ended December 31, 2016 were $399,200 and $610,900, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

Note 9. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the three months ended March 31, 2017 and for the year ended December 31, 2016:

	Three months ended March 31, 2017 (unaudited)	Year ended December 31, 2016
Per Share Data:(a)
Net asset value, beginning of year	$21.74	$20.79

Net investment income	0.39	1.68
Net realized and unrealized gain	0.02	0.84

Net increase in net assets resulting from operations	0.41	2.52
Distributions to stockholders:
From net investment income	(0.40)	(1.60)
Anti-dilution	—	0.03

Net asset value, end of period	$21.75	$21.74

Per share market value, end of period	$22.61	$20.82
Total Return(b)	10.52%	37. 49%
Net assets, end of period	$918,766	$918,507
Shares outstanding, end of period	42,248,525	42,248,525
Ratios to average net assets(c):
Net investment income	1.78%	7.91%

Operating expenses	1.35%	6.25%
Interest and other credit facility expenses*	0.62%	2.73%

Total expenses	1.97%	8.98%

Average debt outstanding	$369,830	$495,795
Portfolio turnover ratio	6.5%	31.0%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	Ratios shown without the non-recurring costs associated with the amendment of the Credit Facility and establishment of the 2022 Unsecured Notes would be 0.56% and 2.39%, respectively for the periods shown.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facilities
Fiscal 2017 (through March 31, 2017)	$—	$—	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2017 (through March 31, 2017)	$150,000	$1,380	—	N/A
Fiscal 2016	50,000	430	—	N/A
2042 Unsecured Notes
Fiscal 2017 (through March 31, 2017)	$100,000	$920	—	$1,010
Fiscal 2016	100,000	859	—	1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017 (through March 31, 2017)	$75,000	$690	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2017 (through March 31, 2017)	$50,000	$460	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2017 (through March 31, 2017)	$375,000	$3,450	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of March 31, 2017, asset coverage was 345.0%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the 2042 Unsecured Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2017, 2016, 2015, 2014, 2013 and 2012 periods was $100,983, $100,175, $98,196, $94,301, $93,392, and $92,302, respectively.

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

As of March 31, 2017 Crystal Financial LLC had 25 funded commitments to 24 different issuers with a total par value of approximately $347,108 on total assets of $465,823. As of December 31, 2016, Crystal Financial LLC had 26 funded commitments to 25 different issuers with a total par value of approximately $368,784 on total assets of $459,732. As of March 31, 2017 and December 31, 2016, the largest loan outstanding totaled $37,509 and $36,255, respectively. For the same periods, the average exposure per issuer was $14,463 and $14,751, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $176,065 and $175,422 of borrowings outstanding at March 31, 2017 and December 31, 2016, respectively. For the three months ended March 31, 2017 and 2016, Crystal Financial LLC had net income of $7,839 and $9,199, respectively, on gross income of $12,260 and $15,211, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 11. Stock Repurchase Programs

On July 31, 2013, the Board authorized a program for the purpose of repurchasing up to $100,000 of the Company’s common stock. Under the repurchase program, the Company could have, but was not obligated to,

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

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

On October 7, 2015, the Board authorized a new share repurchase program to purchase common stock in the open market in an amount up to $30,000. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rules 10b-18 and 10b-5 under the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. During the year ended December 31, 2016, the Company repurchased 216,237 shares at an average price of $15.76 per share, inclusive of commissions. The total dollar amount of shares repurchased for the year ended December 31, 2016 was $3,408. On October 7, 2016, the Company’s stock repurchase program expired.

Note 12. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of March 31, 2017 and December 31, 2016 is $51,662 and $64,013, respectively, comprised of the following:

	March 31, 2017	December 31, 2016
Crystal Financial LLC	$44,263	$44,263
aTyr Pharma, Inc	5,000	5,000
CardioFocus, Inc	2,000	—
Island Medical Management Holdings, LLC	399	—
Vapotherm, Inc	—	10,000
SentreHeart, Inc	—	2,500
Conventus Orthopaedics, Inc	—	2,250

Total Commitments*	$51,662	$64,013

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

As of March 31, 2017 and December 31, 2016, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to Senior Secured Unitranche Loan Program LLC (“SSLP”) disclosed in Note 13, Senior Secured Unitranche Loan Program II LLC (“SSLP II”) disclosed in Note 14 and Solar Life Science Program LLC (“LSJV”) disclosed in Note 15.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

Note 13. Senior Secured Unitranche Loan Program LLC

On September 2, 2014, the Company entered into a limited liability company agreement with an affiliate (the “Investor”) of a fund managed by Pacific Investment Management Company LLC (“PIMCO”) to co-invest in middle market senior secured unitranche loans sourced by the same origination platform used by the Company. Initial funding commitments to the unitranche strategy total $600,000, consisting of direct equity investments and co-investment commitments as described below. The joint venture vehicle known as the SSLP is structured as an unconsolidated Delaware limited liability company. The Company and the Investor initially made equity commitments to the SSLP of $300,000 and $43,250, respectively. All portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and PIMCO (with approval from a representative of each required).

On October 15, 2015, the Company entered into an amended and restated limited liability company agreement for its SSLP to add Voya Investment Management LLC (“Voya”), part of Voya Financial, Inc. (NYSE: VOYA), as a partner in SSLP in place of the investor that was previously the Company’s partner in SSLP, though this investor may still co-invest up to $300,000 of equity in unitranche loans alongside SSLP. This joint venture is expected to invest primarily in senior secured loans, including unitranche loans, primarily to middle market companies predominantly owned by private equity sponsors or entrepreneurs, consistent with the Company’s core origination and underwriting mandate. In addition to the Company’s prior equity commitment of $300,000 to SSLP, Voya has made an initial equity commitment of $25,000 to SSLP, with the ability to upsize.

On November 2, 2015, the Company assigned $125,000 of its $300,000 commitment to SSLP to Senior Secured Unitranche Loan Program II LLC (“SSLP II”), a Delaware limited liability company.

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200,000 senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $76,148 and $67,148 of borrowings outstanding as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company and Voya had contributed combined equity capital in the amount of $116,433 and $116,433, respectively. Of the $116,433 of contributed equity capital at March 31, 2017, the Company contributed $29,884 in the form of investments and $71,995 in the form of cash and Voya contributed $14,554 in the form of cash. As of March 31, 2017, the Company and Voya’s remaining commitments to SSLP totaled $73,121 and $10,446, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of March 31, 2017 and December 31, 2016, SSLP had total assets of $208,468 and $184,816, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 12 and 11 different borrowers, respectively. For the three months ended March 31, 2017, SSLP invested $24,020 in 4 portfolio companies. Investments prepaid totaled $589 for the three months ended March 31, 2017. At

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

March 31, 2017 and December 31, 2016, the weighted average yield of SSLP’s portfolio was 7.4% and 7.4%, respectively, measured at fair value and 7.4% and 7.5%, respectively, measured at cost.

SSLP Portfolio as of March 31, 2017

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	6.75%	9/3/21	$12,813	$12,773	$12,748
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.50%	12/30/22	13,824	13,691	13,686
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.04%	8/1/21	3,208	3,180	3,196
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.40%	6/28/22	13,036	12,919	12,971
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.65%	11/30/23	13,840	13,574	13,564
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	34,563	34,133	34,563
Island Medical Management Holdings, LLC(4)	Health Care Providers & Services	L+550	1.00%	6.50%	9/1/22	13,812	13,674	13,674
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	21,043	20,759	20,780
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.15%	12/16/22	11,970	11,855	11,850
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.40%	11/25/21	2,406	2,387	2,406
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+836	1.00%	9.51%	11/25/21	22,250	21,881	21,889
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	19,507	19,369	19,410
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.15%	4/20/21	23,726	23,562	23,251

							$203,757	$203,988

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

SSLP Portfolio as of December 31, 2016 (audited)

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

Below is certain summarized financial information for SSLP as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016:

	March 31, 2017	December 31, 2016 (audited)
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $203,757 and $180,233, respectively)	$203,988	$180,490
Cash and other assets	4,480	4,326

Total assets	$208,468	$184,816

Debt outstanding	$76,148	$67,148
Payable for investments purchased	13,674	—
Distributions payable	2,427	1,688
Interest payable and other credit facility related expenses	781	660
Accrued expenses and other payables	260	287

Total liabilities	$93,290	$69,783

Members’ equity	$115,178	$115,033

Total liabilities and members’ equity	$208,468	$184,816

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Selected Income Statement Information for SSLP:
Interest income	$3,447	$1,846

Service fees*	$31	$15
Interest and other credit facility expenses	781	—
Other general and administrative expenses	37	35

Total expenses	$849	$50

Net investment income	$2,598	$1,796

Net change in unrealized gain (loss) on investments	(26)	(717)

Net income	$2,572	$1,079

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Note 14. Senior Secured Unitranche Loan Program II LLC

On November 2, 2015, the Company assigned $125,000 of its $300,000 commitment to SSLP to SSLP II, a Delaware limited liability company. On August 5, 2016, the Company entered into an amended and restated limited liability company agreement with WFI Loanco, LLC (“WFI”) and SSLP II commenced operations. SSLP II is expected to invest primarily in senior secured loans, including unitranche loans, primarily to middle market companies predominantly owned by private equity sponsors or entrepreneurs, consistent with the Company’s core origination and underwriting mandate. Also on August 5, 2016, the Company assigned $49,977 of its $125,000 commitment to SSLP II to Senior Secured Unitranche Loan Program III LLC (“SSLP III”), a newly formed Delaware limited liability company. SSLP III, which has not commenced operations, is currently wholly owned by Solar Capital Ltd. but may bring in unaffiliated investors at a later date. The Company and WFI’s equity commitments to SSLP II now total $75,023 and $18,000, respectively.

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP II, as borrower entered into a $100,000 senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. There were $45,250 and $32,950 of borrowings outstanding as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company and WFI contributed combined equity capital in the amount of $59,231 and $58,231, respectively. Of the $59,231 of contributed equity capital at March 31, 2017, the Company contributed $43,498 in the form of investments and $4,272 in the form of cash and WFI contributed $11,461 in the form of cash. As of March 31, 2017, the Company and WFI’s remaining commitments to SSLP II totaled $27,253 and $6,539, respectively. The Company, along with WFI, controls the funding of SSLP II and SSLP II may not call the unfunded commitments without approval of both the Company and WFI.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

As of March 31, 2017 and December 31, 2016, SSLP II had total assets of $114,369 and $93,467, respectively. For the same periods, SSLP II’s portfolio consisted of floating rate senior secured loans to 15 and 12 different borrowers, respectively. For the three months ended March 31, 2017, SSLP II invested $19,987 in 5 portfolio companies. Investments prepaid totaled $953 for the same period. At March 31, 2017 and December 31, 2016, the weighted average yield of SSLP II’s portfolio was 7.3% and 7.6%, respectively, measured at fair value and 7.7% and 7.9%, respectively, measured at cost.

SSLP II Portfolio as of March 31, 2017

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	6.75%	9/3/21	$7,000	$6,965	$6,965
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.50%	12/30/22	5,184	5,134	5,132
American Teleconferencing Services, Ltd. (PGI)(4)	Communications Equipment	L+650	1.00%	7.50%	12/8/21	14,429	13,126	14,357
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.04%	8/1/21	1,604	1,590	1,598
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.40%	6/28/22	5,214	5,167	5,188
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.65%	11/30/23	6,920	6,787	6,782
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	10,917	10,917	10,917
Island Medical Management Holdings, LLC(4)	Health Care Providers & Services	L+550	1.00%	6.50%	9/1/22	6,906	6,837	6,837
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	9,259	9,132	9,143
Polycom, Inc.	Communications Equipment	L+525	1.00%	6.25%	9/27/23	11,050	10,631	11,050
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.15%	12/16/22	9,975	9,879	9,875
Professional DataSolutions, Inc.	Software	L+550	1.00%	6.50%	5/20/22	5,000	4,925	4,925
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.40%	11/25/21	963	963	963
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+836	1.00%	9.51%	11/25/21	8,900	8,754	8,756
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	4,975	4,930	4,950
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.15%	4/20/21	3,910	3,839	3,832

							$109,576	$111,270

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

SSLP II Portfolio as of December 31, 2016 (audited)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.50%	12/30/22	$5,184	$5,132	$5,132
American Teleconferencing Services, Ltd. (PGI)(4)	Communications Equipment	L+650	1.00%	7.50%	12/8/21	14,619	13,244	14,217
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/1/21	1,646	1,631	1,638
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.25%	6/28/22	5,241	5,191	5,188
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.50%	11/30/23	6,938	6,800	6,799
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	10,945	10,945	10,945
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	9,075	8,947	8,962
Polycom, Inc.	Communications Equipment	L+650	1.00%	7.50%	9/27/23	11,605	11,152	11,547
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.00%	12/16/22	10,000	9,901	9,900
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/21	990	990	990
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+839	1.00%	9.39%	11/25/21	8,900	8,748	8,744
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	4,988	4,938	4,938
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	2,840	2,787	2,797

							$90,406	$91,797

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP II as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017:

	March 31, 2017	December 31, 2016 (audited)
Selected Balance Sheet Information for SSLP II:
Investments at fair value (cost $109,576 and $90,406, respectively)	$111,270	$91,797
Cash and other assets	3,099	1,670

Total assets	$114,369	$93,467

Debt outstanding	$45,250	$32,950
Payable for investments purchased	6,837	—
Distributions payable	1,463	1,460
Interest payable and other credit facility related expenses	405	147
Accrued expenses and other payables	223	183

Total liabilities	$54,178	$34,740

Members’ equity	$60,191	$58,727

Total liabilities and members’ equity	$114,369	$93,467

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

Three months ended March 31, 2017
Selected Income Statement Information for SSLP II:
Interest income	$2,091

Service fees*	$24
Interest and other credit facility expenses	418
Other general and administrative expenses	25

Total expenses	$467

Net investment income	$1,624

Net change in unrealized gain on investments	303

Net income	$1,927

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Note 15. Solar Life Science Program LLC

On February 22, 2017, the Company, through its commitment to SSLP III, and Solar Senior Capital Ltd. formed LSJV with an affiliate of Deerfield Management. SSLP III committed approximately $49,977 to LSJV. As of March 31, 2017, LSJV has not commenced operations.

Note 16. Capital Share Transactions

As of March 31, 2017 and December 31, 2016, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended March 31, 2017	Year ended December 31, 2016	Three months ended March 31, 2017	Year ended December 31, 2016
Repurchases of common stock	—	216,237	$—	$3,408

On May 2, 2017, our Board declared a quarterly distribution of $0.40 per share payable on July 5, 2017 to holders of record as of June 22, 2017.

Note 17. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On May 2, 2017, our Board declared a quarterly distribution of $0.40 per share payable on July 5, 2017 to holders of record as of June 22, 2017.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the “Company”) as of March 31, 2017, the related consolidated statements of operations for the three-month periods ended March 31, 2017 and 2016, the related consolidated statement of changes in net assets for the three-month period ended March 31, 2017, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd., as of December 31, 2016 and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2016, and in our report dated February 22, 2017, we expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

May 2, 2017

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

As of March 31, 2017, the Investment Adviser has directly invested approximately $6.2 billion in more than 270 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 165 different financial sponsors.

Recent Developments

On May 2, 2017, our Board declared a quarterly distribution of $0.40 per share payable on July 5, 2017 to holders of record as of June 22, 2017.

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

Portfolio and Investment Activity

During the three months ended March 31, 2017, we invested approximately $99.6 million across 11 portfolio companies. This compares to investing approximately $42.8 million in 6 portfolio companies for the three months ended March 31, 2016. Investments sold, prepaid or repaid during the three months ended March 31, 2017 totaled approximately $84.7 million versus approximately $30.6 million for the three months ended March 31, 2016.

At March 31, 2017, our portfolio consisted of 61 portfolio companies and was invested 61.0% in senior secured loans, 2.1% in subordinated debt, 1.1% in preferred equity and 35.8% in common equity/equity interests and warrants (of which 23.1% is Crystal Financial LLC, 7.6% is Senior Secured Unitranche Loan Program LLC and 3.7% is Senior Secured Unitranche Loan Program II LLC) measured at fair value versus 56 portfolio companies invested 63.4% in senior secured loans, 5.5% in subordinated debt, 1.3% in preferred equity and 29.8% in common equity/equity interests and warrants (of which 21.9% is Crystal Financial LLC and 6.1% is Senior Secured Unitranche Loan Program LLC) measured at fair value at March 31, 2016.

At March 31, 2017, 96.4% or $1,257.1 million of our income producing investment portfolio* is floating rate and 3.6% or $47.0 million is fixed rate, measured at fair value. At March 31, 2016, 90.7% or $1,191.1 million of our income producing investment portfolio* was floating rate and 9.3% or $121.4 million was fixed rate, measured at fair value. As of both March 31, 2017 and 2016, we had one issuer on non-accrual status.

Since inception through March 31, 2017, Solar Capital and its predecessor companies have invested approximately $4.9 billion in 171 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 125 different financial sponsors.

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

As of March 31, 2017, Crystal Financial LLC had 25 funded commitments to 24 different issuers with a total par value of approximately $347.1 million on total assets of $465.8 million. As of December 31, 2016, Crystal Financial LLC had 26 funded commitments to 25 different issuers with a total par value of approximately $368.8 million on total assets of $459.7 million. As of March 31, 2017 and December 31, 2016, the largest loan outstanding totaling $37.5 million and $36.3 million, respectively. For the same periods, the average exposure per issuer was $14.5 million and $14.8 million, respectively. Crystal Financial LLC’s credit facility, which is

*	We have included Crystal Financial LLC, Senior Secured Unitranche Loan Program LLC and Senior Secured Unitranche Loan Program II LLC within our income producing investment portfolio.

non-recourse to Solar Capital, had approximately $176.1 million and $175.4 million of borrowings outstanding at March 31, 2017 and December 31, 2016, respectively. For the three months ended March 31, 2017 and March 31, 2016, Crystal Financial LLC had net income of $7.8 million and $9.2 million, respectively, on gross income of $12.3 million and $15.2 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As of March 31, 2017, and based upon our expectations for Crystal Financial LLC’s portfolio performance, we believe that Crystal Financial LLC will be able to maintain its dividend payments to the Company.

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

On October 15, 2015, the Company entered into an amended and restated limited liability company agreement for its SSLP to add Voya Investment Management LLC (“Voya”), part of Voya Financial, Inc. (NYSE: VOYA), as a partner in SSLP in place of the investor that was previously the Company’s partner in SSLP, though this investor may still co-invest up to $300 million of equity in unitranche loans alongside SSLP. This joint venture is expected to invest primarily in senior secured loans, including unitranche loans, primarily to middle market companies predominantly owned by private equity sponsors or entrepreneurs, consistent with the Company’s core origination and underwriting mandate. In addition to the Company’s prior equity commitment of $300.0 million to SSLP, Voya has made an initial equity commitment of $25.0 million to SSLP, with the ability to upsize.

On November 2, 2015, the Company assigned $125.0 million of its $300.0 million commitment to SSLP to Senior Secured Unitranche Loan Program II LLC (“SSLP II”), a Delaware limited liability company.

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200 million senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $76.1 million and $67.1 million of borrowings outstanding as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company and Voya had contributed combined equity capital in the amount of $116.4 million and $116.4 million, respectively. Of the $116.4 million of contributed equity capital at March 31, 2017, the Company contributed $29.9 million in the form of investments and $72.0 million in the form of cash and Voya contributed $14.5 million in the form of cash. As of March 31, 2017, the Company and Voya’s remaining commitments to SSLP totaled $73.1 million and $10.5 million, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of March 31, 2017 and December 31, 2016, SSLP had total assets of $208.5 million and $184.8 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 12 and 11 different borrowers, respectively. For the three months ended March 31, 2017 and 2016, SSLP invested $24.0 million in 4 portfolio companies and $1.0 million in 1 portfolio company, respectively. Investments prepaid totaled $0.6 million and $0.2 million, respectively, for the three months ended March 31, 2017 and 2016. At March 31, 2017 and December 31, 2016, the weighted average yield of SSLP’s portfolio was 7.4% and 7.4%, respectively, measured at fair value and 7.4% and 7.5%, respectively, measured at cost.

SSLP Portfolio as of March 31, 2017 (in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	6.75%	9/3/21	$12,813	$12,773	$12,748
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.50%	12/30/22	13,824	13,691	13,686
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.04%	8/1/21	3,208	3,180	3,196
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.40%	6/28/22	13,036	12,919	12,971
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.65%	11/30/23	13,840	13,574	13,564
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	34,563	34,133	34,563
Island Medical Management Holdings, LLC(4)	Health Care Providers & Services	L+550	1.00%	6.50%	9/1/22	13,812	13,674	13,674
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	21,043	20,759	20,780
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.15%	12/16/22	11,970	11,855	11,850
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.40%	11/25/21	2,406	2,387	2,406
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+836	1.00%	9.51%	11/25/21	22,250	21,881	21,889
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	19,507	19,369	19,410
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.15%	4/20/21	23,726	23,562	23,251

							$203,757	$203,988

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP Portfolio as of December 31, 2016 (audited) (in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	6.75%	9/3/21	$4,875	$4,875	$4,875
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.50%	12/30/22	13,824	13,686	13,686
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/1/21	3,292	3,261	3,275
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.25%	6/28/22	13,102	12,979	12,971
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.50%	11/30/23	13,875	13,600	13,597
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	34,650	34,202	34,650
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	20,625	20,336	20,367
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.00%	12/16/22	12,000	11,881	11,880
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/21	2,475	2,454	2,475
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+839	1.00%	9.39%	11/25/21	22,250	21,866	21,861
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	19,557	19,407	19,362
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	21,818	21,686	21,491

							$180,233	$180,490

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016:

	March 31, 2017	December 31, 2016 (audited)
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $203,757 and $180,233, respectively)	$203,988	$180,490
Cash and other assets	4,480	4,326

Total assets	$208,468	$184,816

Debt outstanding	$76,148	$67,148
Payable for investments purchased	13,674	—
Distributions payable	2,427	1,688
Interest payable and other credit facility related expenses	781	660
Accrued expenses and other payables	260	287

Total liabilities	$93,290	$69,783

Members’ equity	$115,178	$115,033

Total liabilities and members’ equity	$208,468	$184,816

	Three months ended March 31, 2017	Three months ended March 31, 2016
Selected Income Statement Information for SSLP (in thousands):
Interest income	$3,447	$1,846

Service fees*	$31	$15
Interest and other credit facility expenses	781	—
Other general and administrative expenses	37	35

Total expenses	$849	$50

Net investment income	$2,598	$1,796

Net change in unrealized gain (loss) on investments	(26)	(717)

Net income	$2,572	$1,079

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Senior Secured Unitranche Loan Program II LLC

On November 2, 2015, the Company assigned $125.0 million of its $300.0 million commitment to SSLP to SSLP II, a Delaware limited liability company. On August 5, 2016, the Company entered into an amended and restated limited liability company agreement with WFI Loanco, LLC (“WFI”) and SSLP II commenced operations. SSLP II is expected to invest primarily in senior secured loans, including unitranche loans, primarily to middle market companies predominantly owned by private equity sponsors or entrepreneurs, consistent with the Company’s core origination and underwriting mandate. Also on August 5, 2016, the Company assigned approximately $50.0 million of its $125.0 million commitment to SSLP II to Senior Secured Unitranche Loan Program III LLC (“SSLP III”), a newly formed Delaware limited liability company. SSLP III, which has not commenced operations, is currently wholly owned by Solar Capital Ltd. but may bring in unaffiliated investors at a later date. The Company and WFI’s equity commitments to SSLP II now total $75.0 million and $18.0 million, respectively.

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP II, as borrower entered into a $100 million senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. There were $45.3 million and $33.0 million of borrowings outstanding as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company and WFI contributed combined equity capital in the amount of $59.2 million and $58.2 million, respectively. Of the $59.2 million of contributed equity capital at March 31, 2017, the Company contributed $43.5 million in the form of investments and $4.3 million in the form of cash and WFI contributed $11.4 million in the form of cash. As of March 31, 2017, the Company and WFI’s remaining commitments to SSLP II totaled $27.2 million and $6.5 million, respectively. The Company, along with WFI, controls the funding of SSLP II and SSLP II may not call the unfunded commitments without approval of both the Company and WFI.

As of March 31, 2017 and December 31, 2016, SSLP II had total assets of $114.4 million and $93.5 million, respectively. For the same periods, SSLP II’s portfolio consisted of floating rate senior secured loans to 15 and 12 different borrowers, respectively. For the three months ended March 31, 2017, SSLP II invested $20.0 million in 5 portfolio companies. Investments prepaid totaled $1.0 million for the same period. At March 31, 2017 and

December 31, 2016, the weighted average yield of SSLP II’s portfolio was 7.3% and 7.6%, respectively, measured at fair value and 7.7% and 7.9%, respectively, measured at cost.

SSLP II Portfolio as of March 31, 2017 (in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	6.75%	9/3/21	$7,000	$6,965	$6,965
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.50%	12/30/22	5,184	5,134	5,132
American Teleconferencing Services, Ltd. (PGI)(4)	Communications Equipment	L+650	1.00%	7.50%	12/8/21	14,429	13,126	14,357
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.04%	8/1/21	1,604	1,590	1,598
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.40%	6/28/22	5,214	5,167	5,188
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.65%	11/30/23	6,920	6,787	6,782
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	10,917	10,917	10,917
Island Medical Management Holdings, LLC(4)	Health Care Providers & Services	L+550	1.00%	6.50%	9/1/22	6,906	6,837	6,837
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	9,259	9,132	9,143
Polycom, Inc.	Communications Equipment	L+525	1.00%	6.25%	9/27/23	11,050	10,631	11,050
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.15%	12/16/22	9,975	9,879	9,875
Professional DataSolutions, Inc.	Software	L+550	1.00%	6.50%	5/20/22	5,000	4,925	4,925
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.40%	11/25/21	963	963	963
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+836	1.00%	9.51%	11/25/21	8,900	8,754	8,756
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	4,975	4,930	4,950
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.15%	4/20/21	3,910	3,839	3,832

							$109,576	$111,270

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP II Portfolio as of December 31, 2016 (audited) (in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.50%	12/30/22	$5,184	$5,132	$5,132
American Teleconferencing Services, Ltd. (PGI)(4)	Communications Equipment	L+650	1.00%	7.50%	12/8/21	14,619	13,244	14,217
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/1/21	1,646	1,631	1,638
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.25%	6/28/22	5,241	5,191	5,188
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.50%	11/30/23	6,938	6,800	6,799
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	10,945	10,945	10,945
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	9,075	8,947	8,962
Polycom, Inc.	Communications Equipment	L+650	1.00%	7.50%	9/27/23	11,605	11,152	11,547
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.00%	12/16/22	10,000	9,901	9,900
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/21	990	990	990
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+839	1.00%	9.39%	11/25/21	8,900	8,748	8,744
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	4,988	4,938	4,938
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	2,840	2,787	2,797

							$90,406	$91,797

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP II as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017:

	March 31, 2017	December 31, 2016 (audited)
Selected Balance Sheet Information for SSLP II (in thousands):
Investments at fair value (cost $109,576 and $90,406, respectively)	$111,270	$91,797
Cash and other assets	3,099	1,670

Total assets	$114,369	$93,467

Debt outstanding	$45,250	$32,950
Payable for investments purchased	6,837	—
Distributions payable	1,463	1,460
Interest payable and other credit facility related expenses	405	147
Accrued expenses and other payables	223	183

Total liabilities	$54,178	$34,740

Members’ equity	$60,191	$58,727

Total liabilities and members’ equity	$114,369	$93,467

Three months ended March 31, 2017
Selected Income Statement Information for SSLP II (in thousands):
Interest income	$2,091

Service fees*	$24
Interest and other credit facility expenses	418
Other general and administrative expenses	25

Total expenses	$467

Net investment income	$1,624

Net change in unrealized gain on investments	303

Net income	$1,927

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Stock Repurchase Programs

On July 31, 2013, the Board authorized a program for the purpose of repurchasing up to $100 million of the Company’s common stock. Under the repurchase program, the Company could have, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complied with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rules 10b-18 and 10b-5 under the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. On December 5, 2013, the Board extended the repurchase program to be in place until the earlier of July 31, 2014 or until $100 million of the Company’s outstanding shares of common stock had been repurchased. On July 31, 2014, the Company’s stock repurchase program expired. During the fiscal year ended December 31, 2014, the Company repurchased 1,779,033 shares at an average price of approximately $21.97 per share, inclusive of commissions. The total dollar amount of shares repurchased in that period was $39.1 million. During the year ended December 31, 2013, the Company repurchased 796,418 shares at an average price of approximately $21.98 per share, inclusive of commissions, for a total dollar amount of $17.5 million.

On October 7, 2015, the Board authorized a new share repurchase program to purchase common stock in the open market in an amount up to $30 million. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its Insider Trading Policies and Procedures and the guidelines specified in Rules 10b-18 and 10b-5 under the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. During the year ended December 31, 2016, the Company repurchased 216,237 shares at an average price of $15.76 per share, inclusive of commissions. The total dollar amount of shares repurchased during the year ended December 31, 2016 was $3.4 million. On October 7, 2016, the Company’s stock repurchase program expired.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2017, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2017 and 2016, capitalized PIK income totaled $0.04 million and $0.0 million, respectively.

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

Recent Accounting Pronouncements

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) interned to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. The Company is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on its consolidated financial statements and disclosures.

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

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. As part of this guidance, ASU 2016-19 amends FASB ASC 820 to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company has evaluated the impact of ASU 2016-19 on its consolidated financial statements and disclosures and determined that the adoption of ASU 2016-19 has not had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

Results comparisons are for the three months ended March 31, 2017 and 2016:

Investment Income

For the three months ended March 31, 2017 and 2016, gross investment income totaled $34.4 million and $34.0 million, respectively. The increase in gross investment income for the year over year three month periods was primarily due to growth of the dividends from our investments in SSLP and SSLP II.

Expenses

Net expenses totaled $18.1 million and $17.1 million, respectively, for the three months ended March 31, 2017 and 2016, of which $10.8 million and $10.8 million, respectively, were base management fees and performance-based incentive fees and $5.7 million and $5.0 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $1.6 million and $2.1 million, respectively, for the three months ended March 31, 2017 and 2016. Expenses generally consist of management and performance-based incentive fees, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the three months ended March 31, 2017 versus the three months ended March 31, 2016 was primarily due to higher net performance-based incentive fees, as there was no waiver in the March 2017 quarter, and higher interest expense as we expensed $0.5 million in conjunction with the February issue of 2022 Unsecured Notes.

Net Investment Income

The Company’s net investment income totaled $16.3 million and $16.9 million, or $0.39 and $0.40, per average share, respectively, for the three months ended March 31, 2017 and 2016.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $85 million and $31 million, respectively, for the three months ended March 31, 2017 and 2016. Net realized gains over the same periods were $0.6 million and $0.0 million, respectively. Net realized gains for the three months ended March 31, 2017 were related to the sale of select assets. Net realized gains for the three months ended March 31, 2016 were de minimis.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2017 and 2016, net change in unrealized gain on the Company’s assets and liabilities totaled $0.3 million and $11.3 million, respectively. Net unrealized gain for the three months ended March 31, 2017 is primarily due to appreciation in the value of our investments in Crystal Financial LLC, Breathe Technologies, Inc. and Tierpoint, LLC, among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Aegis Toxicology Sciences Corporation, Rug Doctor and Direct Buy Inc. among others. Net unrealized gain for the three months ended March 31, 2016 is primarily due to appreciation in the value of our investments in WireCo Worldgroup Inc., Rug Doctor, Crystal Financial, LLC, Global Tel*Link Corporation and Asurion, LLC, among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Bishop Lifting Products, Inc., Aegis Toxicology Sciences Corporation and Direct Buy, Inc., among others.

Net Increase in Net Assets From Operations

For the three months ended March 31, 2017 and 2016, the Company had a net increase in net assets resulting from operations of $17.2 million and $28.2 million, respectively. For the same periods, earnings per average share were $0.41 and $0.67, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in September 2021, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of March 31, 2017, we had a total of $395.0 million of unused borrowing capacity under the Credit Facility, subject to borrowing base limits.

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

On February 15, 2017, the Company closed a private offering of $100 million of the 2022 Unsecured Notes with a fixed interest rate of 4.60% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $400 million in cash equivalents as of March 31, 2017.

Debt

Unsecured Notes

On February 15, 2017, the Company closed a private offering of $100 million of the 2022 Unsecured Notes with a fixed interest rate of 4.60% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

Revolving & Term Loan Facility

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505 million of revolving credit and $50 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its non-extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110 million to $395 million. At March 31, 2017, outstanding USD equivalent borrowings under the Credit Facility totaled $50 million, comprised solely of outstanding term loans.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At March 31, 2017, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of March 31, 2017:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility(1)	$—	$—	$—	$—	$—
Unsecured senior notes	150.0	—	—	—	150.0
Senior secured notes	75.0	75.0	—	—	—
Term Loans	50.0	—	—	50.0	—

(1)	As of March 31, 2017, we had a total of $395.0 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facilities
Fiscal 2017 (through March 31, 2017)	$—	$—	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2017 (through March 31, 2017)	$150,000	$1,380	—	N/A
Fiscal 2016	50,000	430	—	N/A
2042 Unsecured Notes
Fiscal 2017 (through March 31, 2017)	$100,000	$920	—	$1,010
Fiscal 2016	100,000	859	—	1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017 (through March 31, 2017)	$75,000	$690	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2017 (through March 31, 2017)	$50,000	$460	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2017 (through March 31, 2017)	$375,000	$3,450	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of March 31, 2017, asset coverage was 345.0%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the 2042 Unsecured Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2017, 2016, 2015, 2014, 2013 and 2012 periods was $100,983, $100,175, $98,196, $94,301, $93,392, and $92,302, respectively.

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

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to various delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of March 31, 2017 and December 31, 2016 is $51.7 million and $64.0 million, respectively, comprised of the following:

	March 31, 2017	December 31, 2016
Crystal Financial LLC	$44.3	$44.3
aTyr Pharma, Inc	5.0	5.0
CardioFocus, Inc	2.0	—
Island Medical Management Holdings, LLC	0.4	—
Vapotherm, Inc	—	10.0
SentreHeart, Inc	—	2.5
Conventus Orthopaedics, Inc	—	2.2

Total Commitments*	$51.7	$64.0

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

As of March 31, 2017 and December 31, 2016, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to Senior Secured Unitranche Loan Program LLC (“SSLP”), Senior Secured Unitranche Loan Program II LLC (“SSLP II”) and Solar Life Science Program LLC (“LSJV”), all disclosed in the notes to the Consolidated Financial Statements.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2017
May 2, 2017	June 22, 2017	July 5, 2017	$0.40
February 22, 2017	March 23, 2017	April 4, 2017	0.40

Total 2016			$0.80

Fiscal 2016
November 2, 2016	December 15, 2016	January 4, 2017	$0.40
August 2, 2016	September 22, 2016	October 4, 2016	0.40
May 3, 2016	June 23, 2016	July 1, 2016	0.40
February 24, 2016	March 24, 2016	April 1, 2016	0.40

Total 2016			$1.60

Fiscal 2015
November 3, 2015	December 17, 2015	January 6, 2016	$0.40
August 4, 2015	September 24, 2015	October 2, 2015	0.40
May 5, 2015	June 25, 2015	July 1, 2015	0.40
February 25, 2015	March 19, 2015	April 2, 2015	0.40

Total 2015			$1.60

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

Related party transactions may occur between Solar Capital Ltd. and Crystal Financial LLC, between Solar Capital Ltd. and Senior Secured Unitranche Loan Program LLC, between Solar Capital Ltd. and SSLP 2016-1, LLC, between Solar Capital Ltd. and Solar Life Science Program LLC, between Solar Capital Ltd. and Senior Secured Unitranche Loan Program II LLC and between Solar Capital Ltd. and SSLP II 2016-1, LLC. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Crystal Financial LLC, Senior Secured Unitranche Loan Program LLC, Solar Life Science Program LLC or Senior Secured Unitranche Loan Program II LLC.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2017, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of March 31, 2017 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would reduce our net investment income by $0.01 per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2017 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately fifteen cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2017, we have no interest rate hedging instruments outstanding.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	($0.01)	$0.15

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

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the April 28, 2017 filing of our Registration Statement on Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form N-2 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	First Supplemental Indenture, dated November 16, 2012, relating to the 6.75% Senior Notes due 2042, between the Registrant and U.S. Bank National Association as trustee(3)

4.4	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Senior Secured Credit Agreement by and between the Registrant, Citibank, N.A., as administrative agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and SunTrust Bank, as documentation agent(9)

10.3	Form of Amendment No. 1 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(5)

10.4	Form of Amendment No. 2 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(10)

10.5	First Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(11)

10.6	Form of Custodian Agreement(7)

10.7	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(6)

10.8	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.9	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.10	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.11	Form of Registration Rights Agreement(4)

10.12	Form of Subscription Agreement(4)

10.13	Form of Amended and Restated Limited Liability Company Agreement, dated as of October 15, 2015, between Solar Capital Ltd., Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(8)

10.14	Form of Senior Secured Unitranche Loan Program II LLC Amended and Restated Limited Liability Company Agreement, dated as of August 5, 2016, by and between Solar Capital Ltd. and WFI Loanco, LLC(12)

Exhibit Number	Description

10.15	Form of Solar Life Science Program LLC Limited Liability Company Agreement, dated as of February 22, 2017, by and between Solar Capital Ltd., Solar Senior Capital Ltd. and Deerfield Solar Holdings LLC*

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.
(6)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
(7)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 3, 2015.
(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on July 6, 2012.
(10)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 2, 2016.
(11)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on August 2, 2016.
(12)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on August 11, 2016.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2017.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)