Form 10-Q
period 2017-06-30
Solar Capital Ltd.
filed 2017-08-01
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2017

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of July 31, 2017 was 42,260,826.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of June 30, 2017 (unaudited) and December 31, 2016	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2017 (unaudited) and the three and six months ended June 30, 2016 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the six months ended June 30, 2017 (unaudited) and the year ended December 31, 2016	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2017 (unaudited) and the six months ended June 30, 2016 (unaudited)	6

	Consolidated Schedule of Investments as of June 30, 2017 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2016	11

	Notes to Consolidated Financial Statements (unaudited)	15

	Report of Independent Registered Public Accounting Firm	43

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	68

Item 4.	Controls and Procedures	68

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	69

Item 1A.	Risk Factors	69

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults Upon Senior Securities	69

Item 4.	Mine Safety Disclosures	69

Item 5.	Other Information	69

Item 6.	Exhibits	69

	Signatures	72

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1. Financial	Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Investments at fair value:
Companies less than 5% owned (cost: $725,999 and $815,955, respectively)	$720,088	$804,783
Companies 5% to 25% owned (cost: $8,511 and $8,511, respectively)	—	777
Companies more than 25% owned (cost: $478,983 and $477,491, respectively)	499,280	499,218
Cash	3,402	2,152
Cash equivalents (cost: $399,578 and $309,894, respectively)	399,578	309,894
Receivable for investments sold	7,632	13,602
Interest receivable	6,541	8,079
Dividends receivable	11,595	10,952
Other receivable	58	54
Prepaid expenses and other assets	1,313	1,036

Total assets	$1,649,487	$1,650,547

Liabilities
Revolving credit facility (see notes 6 and 8)	$—	$115,200
Unsecured senior notes due 2022 (see notes 6 and 8)	150,000	50,000
Unsecured senior notes due 2042 ($100,000 and $100,000 face amounts, respectively, reported net of unamortized debt issuance costs of $2,831 and $2,886, respectively. See note 8)	97,169	97,114
Senior secured notes (see notes 6 and 8)	—	75,000
Term loan (see notes 6 and 8)	50,000	50,000
Distributions payable	16,904	16,899
Payable for investments and cash equivalents purchased	399,578	309,894
Management fee payable (see note 3)	6,567	6,870
Performance-based incentive fee payable (see note 3)	3,983	4,412
Interest payable (see note 8)	1,873	2,225
Administrative services expense payable (see note 3)	1,556	3,289
Other liabilities and accrued expenses	933	1,137

Total liabilities	$728,563	$732,040

Commitments and contingencies (see notes 12, 13, 14 and 15)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,248,525 shares issued and outstanding, respectively	$423	$422
Paid-in capital in excess of par	990,011	989,732
Distributions in excess of net investment income	(13,242)	(11,847)
Accumulated net realized loss	(62,143)	(62,621)
Net unrealized appreciation	5,875	2,821

Total net assets	$920,924	$918,507

Net Asset Value Per Share	$21.79	$21.74

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$21,599	$30,702	$43,417	$54,299
Companies more than 25% owned	308	477	642	1,008
Dividends:
Companies less than 5% owned	6	—	16	—
Companies more than 25% owned	11,676	9,866	23,354	19,752
Other income:
Companies less than 5% owned	237	299	729	299
Companies more than 25% owned	62	25	122	44

Total investment income	33,888	41,369	68,280	75,402

EXPENSES:
Management fees (see note 3)	$6,567	$7,179	$13,286	$13,927
Performance-based incentive fees (see note 3)	3,983	5,877	8,066	9,112
Interest and other credit facility expenses (see note 8)	4,957	5,543	10,626	10,564
Administrative services expense (see note 3)	1,313	1,481	2,648	2,800
Other general and administrative expenses	989	1,756	1,245	2,551

Total expenses	17,809	21,836	35,871	38,954

Net investment income	$16,079	$19,533	$32,409	$36,448

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$(90)	$38	$498	$38
Companies 5% to 25% owned	(4)	(100)	(19)	(100)

Net realized gain (loss) on investments and cash equivalents	(94)	(62)	479	(62)
Net realized gain (loss) on foreign currencies	—	1	(1)	2

Net realized gain (loss)	(94)	(61)	478	(60)

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	4,441	14,022	5,263	18,995
Companies 5% to 25% owned	—	853	(777)	127
Companies more than 25% owned	(1,643)	829	(1,432)	7,842

Net change in unrealized gain (loss) on investments and cash equivalents	2,798	15,704	3,054	26,964
Net change in unrealized gain (loss) on foreign currencies	—	(1)	—	—

Net change in unrealized gain (loss)	2,798	15,703	3,054	26,964

Net realized and unrealized gain (loss) on investments, cash equivalents and foreign currencies	2,704	15,642	3,532	26,904

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,783	$35,175	$35,941	$63,352

EARNINGS PER SHARE (see note 5)	$0.44	$0.83	$0.85	$1.50

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Six months ended June 30, 2017 (unaudited)	Year ended December 31, 2016
Increase in net assets resulting from operations:
Net investment income	$32,409	$71,101
Net realized gain	478	776
Net change in unrealized gain	3,054	34,938

Net increase in net assets resulting from operations	35,941	106,815

Distributions to stockholders:
From net investment income	(33,804)	(67,598)

Capital transactions (see note 16):
Reinvestment of distributions	280	—
Repurchases of common stock	—	(3,408)

Net increase (decrease) in net assets resulting from capital transactions	280	(3,408)

Total increase in net assets	2,417	35,809
Net assets at beginning of period	918,507	882,698

Net assets at end of period(1)	$920,924	$918,507

Capital stock activity:
Common stock issued from reinvestment of distributions	12,301	—
Common stock repurchased	—	(216,237)

Net increase (decrease) from capital stock activity	12,301	(216,237)

(1)	Includes overdistributed net investment income of ($13,242) and ($11,847), respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$35,941	$63,352
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(479)	62
Net realized (gain) loss on foreign currencies	1	(2)
Net change in unrealized (gain) loss on investments and cash equivalents	(3,054)	(26,964)
(Increase) decrease in operating assets:
Purchase of investments	(123,405)	(230,219)
Proceeds from disposition of investments	212,275	86,931
Capitalization of payment-in-kind interest	(101)	—
Collections of payment-in-kind interest	173	53
Receivable for investments sold	5,970	(2,631)
Interest receivable	1,538	(3,655)
Dividends receivable	(643)	(938)
Other receivable	(4)	(16)
Prepaid expenses and other assets	(277)	(253)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	89,684	(127,794)
Management fee payable	(303)	656
Performance-based incentive fee payable	(429)	4,469
Administrative services expense payable	(1,733)	(650)
Interest payable	(352)	252
Other liabilities and accrued expenses	(204)	526

Net Cash Provided by (Used in) Operating Activities	214,598	(236,821)

Cash Flows from Financing Activities:
Cash distributions paid	(33,519)	(33,886)
Proceeds from issuance of unsecured debt	100,000	—
Deferred financing costs	55	55
Repurchase of common stock	—	(3,408)
Proceeds from secured borrowings	224,200	368,000
Repayment of secured borrowings	(414,400)	(228,000)

Net Cash Provided by (Used in) Financing Activities	(123,664)	102,761

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	90,934	(134,060)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	312,046	277,570

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$402,980	$143,510

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,978	$10,312

Non-cash financing activities consist of the reinvestment of distributions of $280 and $0 for the six months ended June 30, 2017 and 2016, respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(10)		LIBOR Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount		Cost	Fair Value
Bank Debt/Senior Secured Loans — 79.1%
AccentCare, Inc.(12)	Health Care Providers & Services	L+950		1.00%	10.72%		9/3/2015	9/3/2022		$10,000	$9,859	$9,775
Achaogen, Inc.(6)(12)	Pharmaceuticals	L+699		1.00%	8.03%		8/5/2015	8/5/2019		25,000	25,598	25,925
Aegis Toxicology Sciences Corporation(12)	Health Care Providers & Services	L+850		1.00%	9.79%		2/20/2014	8/24/2021		31,000	30,563	29,915
AgaMatrix, Inc.(12)	Health Care Equipment & Supplies	L+835		—	9.40%		2/6/2015	2/1/2019		6,667	6,810	6,833
AirXpanders, Inc.(12)	Health Care Equipment & Supplies	—		—	7.34%		4/22/2016	7/14/2017		250	320	269
American Teleconferencing Services, Ltd. (PGI)(12)	Communications Equipment	L+650		1.00%	7.72%		5/5/2016	12/8/2021		22,221	21,620	22,221
Amerilife Group, LLC(12)	Insurance	L+875		1.00%	9.91%		7/9/2015	1/10/2023		15,000	14,758	14,738
Argo Turboserve Corporation & Argo Tech, LLC ††(12)	Air Freight & Logistics	L+1225	(11)	—	13.46%		5/2/2014	5/2/2018		11,903	11,698	11,844
aTyr Pharma, Inc.(12)	Pharmaceuticals	P+410		—	8.10%		11/18/2016	11/18/2020		7,500	7,419	7,425
AviatorCap SII, LLC I(3)(12)	Aerospace & Defense	—		—	12.00%		5/31/2011	1/31/2019		266	266	266
Axcella Health Inc.(12)	Pharmaceuticals	L+880		—	9.84%		8/7/2015	8/31/2019		20,000	20,440	20,400
Bishop Lifting Products, Inc.(8)(12)	Trading Companies & Distributors	L+800		1.00%	9.23%		3/24/2014	3/27/2022		25,000	24,841	22,750
Breathe Technologies, Inc.(12)	Health Care Equipment & Supplies	L+830		—	9.34%		11/5/2015	11/5/2019		15,000	15,310	13,650
CardioDx, Inc.(12)	Health Care Providers & Services	P+670		—	10.95%		6/18/2015	4/1/2019		5,500	5,870	5,775
CardioFocus, Inc.(12)	Health Care Equipment & Supplies	L+750		—	8.58%		3/31/2017	7/1/2020		4,300	4,263	4,278
Cardiva Medical, Inc.(12)	Health Care Equipment & Supplies	L+865		—	9.69%		2/2/2017	2/2/2021		6,000	6,055	6,015
CAS Medical Systems, Inc.(12)	Health Care Equipment & Supplies	L+875		—	9.79%		6/30/2016	7/1/2020		6,000	6,042	6,030
Cianna Medical, Inc.(12)	Health Care Equipment & Supplies	L+900		—	10.04%		9/28/2016	9/28/2020		7,500	7,538	7,500
Clinical Ink, Inc.(12)	Health Care Technology	L+850		0.70%	9.55%		3/8/2016	3/8/2020		5,958	5,987	5,929
Conventus Orthopaedics, Inc.(12)	Health Care Equipment & Supplies	L+865		—	9.73%		6/15/2016	6/1/2020		5,250	5,233	5,092
Datapipe, Inc.(12)	IT Services	L+800		1.00%	9.17%		8/14/2014	9/15/2019		27,000	26,691	27,000
Direct Buy Inc.(4)(12)** ††	Multiline Retail	—		—	12.00	% PIK	11/5/2012	10/31/2019		11,439	8,511	—
DISA Holdings Acquisition Subsidiary Corp.(12)	Professional Services	L+850		1.00%	9.65%		12/9/2014	6/9/2021		51,476	50,952	51,476
Easyfinancial Services, Inc.(5)(6)(12)	Consumer Finance	BA+699		1.00%	7.99%		9/27/2012	10/4/2019	C$	10,000	9,261	7,692
Falmouth Group Holdings Corp. (AMPAC)(12)	Chemicals	L+675		1.00%	8.05%		12/7/2015	12/14/2021		$10,113	10,067	10,113
Global Tel*Link Corporation	Communications Equipment	L+375		1.25%	5.05%		11/6/2015	5/23/2020		7,236	6,066	7,252
Global Tel*Link Corporation	Communications Equipment	L+775		1.25%	9.05%		5/21/2013	11/23/2020		18,500	18,291	18,477
Greystone Select Holdings LLC & Greystone & Co., Inc.(12)	Thrifts & Mortgage Finance	L+800		1.00%	9.24%		3/29/2017	4/17/2024		20,000	19,804	19,800
IHS Intermediate, Inc.(12)	Health Care Providers & Services	L+825		1.00%	9.41%		6/19/2015	7/20/2022		25,000	24,608	24,375
Island Medical Management Holdings, LLC(12)	Health Care Providers & Services	L+550		1.00%	6.68%		3/31/2017	9/1/2022		4,627	4,581	4,580
K2 Pure Solutions NoCal, L.P.(12)	Chemicals	L+900		1.00%	10.23%		8/19/2013	2/19/2021		7,475	7,388	7,251
Kore Wireless Group, Inc.(12)	Wireless Telecommunication Services	L+825		1.00%	9.55%		9/12/2014	3/12/2021		55,500	54,783	54,945
Lumeris Solutions Company, LLC(12)	Health Care Technology	L+860		0.25%	9.68%		3/22/2017	2/1/2020		16,000	15,970	16,000
Mitralign, Inc.(12)	Health Care Equipment & Supplies	—		—	9.48%		4/22/2016	12/1/2018		1,250	1,227	1,244
MRI Software LLC(12)	Software	L+600		1.00%	7.30%		6/7/2017	6/30/2023		7,674	7,597	7,597
Nabsys 2.0 LLC(12)	Life Sciences Tools & Services	—		—	8.90%		4/22/2016	10/13/2018		3,683	3,825	3,757
PhyMed Management LLC(12)	Health Care Providers & Services	L+875		1.00%	9.97%		12/18/2015	5/18/2021		32,321	31,323	31,271
PQ Bypass, Inc.(12)	Health Care Equipment & Supplies	L+885		—	9.89%		4/21/2016	4/21/2020		5,000	4,972	4,975
Rapid Micro Biosystems, Inc.(12)	Life Sciences Tools & Services	L+880		—	9.85%		6/30/2015	6/30/2019		16,000	16,471	15,760
Rug Doctor LLC(3)(12)	Diversified Consumer Services	L+975		1.50%	11.25%		12/23/2013	12/31/2018		9,111	8,972	9,111
Salient Partners, L.P.(12)	Asset Management	L+850		1.00%	9.66%		6/10/2015	6/9/2021		14,380	14,175	14,380
scPharmaceuticals, Inc.(12)	Pharmaceuticals	L+845		—	9.53%		5/23/2017	5/1/2021		5,000	4,925	4,920
Scynexis, Inc.(12)	Pharmaceuticals	L+849		—	9.57%		9/30/2016	9/30/2020		15,000	14,926	14,850
SentreHeart, Inc.(12)	Health Care Equipment & Supplies	L+885		—	9.89%		11/15/2016	11/15/2020		10,000	9,868	9,900
SOINT, LLC(3)(12)	Aerospace & Defense	—		—	15.00%		6/8/2012	11/30/2018		311	311	311
Southern Auto Finance Company(6)(12)	Consumer Finance	—		—	11.15%		10/19/2011	12/4/2018		25,000	24,858	24,750
Sunesis Pharmaceuticals, Inc.(12)	Pharmaceuticals	L+854		—	9.62%		3/31/2016	4/1/2020		3,750	3,733	3,769
TMK Hawk Parent, Corp. (TriMark)(12)	Trading Companies and Distributors	L+750		1.00%	8.73%		9/26/2014	10/1/2022		20,000	19,854	20,000
TouchTunes Interactive Networks, Inc.(12)	Media	L+825		1.00%	9.47%		5/28/2015	5/27/2022		14,000	13,838	13,930
Trevi Therapeutics, Inc.(12)	Pharmaceuticals	L+775		—	8.80%		12/29/2014	6/29/2018		4,469	4,754	4,625
Vapotherm, Inc.(12)	Health Care Equipment & Supplies	L+899		—	10.03%		11/16/2016	5/16/2021		20,000	19,916	19,900
Varilease Finance, Inc.(12)	Multi-Sector Holdings	L+825		1.00%	9.40%		8/22/2014	8/24/2020		48,000	47,475	48,000

Total Bank Debt/Senior Secured Loans											$740,483	$728,641

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(10)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
							Shares/Units
Preferred Equity—1.5%
SOAGG LLC (3)(6)(7)(12)	Aerospace & Defense	—	—	8.00%	12/14/2010	6/30/2018	4,934	$4,934	$5,114
SOINT, LLC (3)(6)(7)(12)	Aerospace & Defense	—	—	15.00%	6/8/2012	6/30/2018	86,667	8,667	9,022

Total Preferred Equity								$13,601	$14,136

Description	Industry	Acquisition Date	Maturity Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—51.8%
Ark Real Estate Partners LP(2)(3)(12)*	Diversified Real Estate Activities	3/12/2007		—	$527	$263
Ark Real Estate Partners II LP(2)(3)(12)*	Diversified Real Estate Activities	10/23/2012		—	12	6
aTyr Pharma, Inc. Warrants(12)*	Pharmaceuticals	11/18/2016		68,604	89	63
B Riley Financial Inc.(6)	Research & Consulting Services	3/16/2007		38,015	2,684	705
CardioDx, Inc. Warrants(12)*	Health Care Providers & Services	6/18/2015		39,863	129	—
CardioFocus, Inc. Warrants(12)*	Health Care Equipment & Supplies	3/31/2017		357,643	42	41
CAS Medical Systems, Inc. Warrants(12)*	Health Care Equipment & Supplies	6/30/2016		48,491	38	7
Cianna Medical, Inc. Warrants(12)*	Health Care Equipment & Supplies	9/28/2016		112,158	47	47
Conventus Orthopaedics, Inc. Warrants(12)*	Health Care Equipment & Supplies	6/15/2016		157,500	65	50
Crystal Financial LLC(3)(6)(12)	Diversified Financial Services	12/28/2012		280,303	280,737	305,000
Direct Buy Inc.(4)(12)*	Multiline Retail	11/5/2012		76,999	—	—
Essence Group Holdings Corporation (Lumeris) Warrants(12)*	Health Care Technology	3/22/2017		208,000	63	55
PQ Bypass, Inc. Warrants(12)*	Health Care Equipment & Supplies	4/21/2016		176,471	70	45
RD Holdco Inc. (Rug Doctor)(3)(12)*	Diversified Consumer Services	12/23/2013		231,177	15,683	11,060
RD Holdco Inc. (Rug Doctor) Class B(3)(12)*	Diversified Consumer Services	12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants(3)(12)*	Diversified Consumer Services	12/23/2013		30,370	381	63
Scynexis, Inc. Warrants(12)*	Pharmaceuticals	9/30/2016		122,435	105	2
Senior Secured Unitranche Loan Program LLC(3)(6)(12).	Asset Management	11/25/2015		—	101,878	101,448
Senior Secured Unitranche Loan Program II LLC(3)(6)(12)	Asset Management	8/5/2016		—	51,399	52,400
SentreHeart, Inc. Warrants(12)*	Health Care Equipment & Supplies	11/15/2016		261,825	126	94
Sunesis Pharmaceuticals, Inc. Warrants(12)*	Pharmaceuticals	3/31/2016		104,001	118	26

Total Common Equity/Equity Interests/Warrants					$459,409	$476,591

Total Investments (9)—132.4%					$1,213,493	$1,219,368

				Par Amount
Cash Equivalents—43.4%
U.S. Treasury Bill	Government	6/30/2017	8/17/2017	$400,000	$399,578	$399,578

Total Investments & Cash Equivalents—175.8%					$1,613,071	$1,618,946
Liabilities in Excess of Other Assets—(75.8%)						(698,022)

Net Assets—100.0%						$920,924

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share/unit amounts)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2017.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.
(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2017 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend /Other Income	Fair Value at June 30, 2017
Ark Real Estate Partners LP	$336	$—	$—	$—	$(73)	$—	$263
Ark Real Estate Partners II LP	8	—	—	—	(2)	—	6
AviatorCap SII, LLC I	497	—	231	—	—	23	266
Crystal Financial LLC	305,000	—	—	—	—	15,800	305,000
RD Holdco Inc. (Rug Doctor, common equity)	13,574	—	—	—	(2,514)	—	11,060
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	168	—	—	—	(105)	—	63
Rug Doctor LLC	9,111	—	—	—	(46)	570	9,111
Senior Secured Unitranche Loan Program LLC	100,653	—	—	—	795	4,361	101,448
Senior Secured Unitranche Loan Program II LLC	47,363	4,436	—	—	601	2,452	52,400
SOAGG LLC	5,806	—	687	—	(5)	209	5,114
SOINT, LLC	2,386	—	2,075	—	(5)	58	311
SOINT, LLC (preferred equity)	9,100	—	—	—	(78)	645	9,022

	$499,218	$4,436	$2,993	$—	$(1,432)	$24,118	$499,280

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2017 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)		Change in Unrealized Gain (Loss)	Interest/ Dividend Income	Fair Value at June 30, 2017
Direct Buy Inc. (common equity)	$—	$—	$—	$—		$—	$—	$—
Direct Buy Inc. (senior secured loan)	777	333	—	—		(777)	—	—
DSW Group Holdings LLC	—	—	—	(19	)†	—	—	—

	$777	$333	$—	$(19)		$(777)	$—	$—

(5)	The following entity is domiciled outside the United States and the investments are denominated in Canadian Dollars: Easyfinancial Services, Inc. in Canada.
(6)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2017, on a fair value basis, non-qualifying assets in the portfolio represented 32.0% of the total assets of the Company.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share/unit amounts)

(7)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(8)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(9)	Aggregate net unrealized depreciation for U.S. federal income tax purposes is $647; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $27,371 and $28,018, respectively, based on a tax cost of $1,220,015. All of the Company’s investments are pledged as collateral against the borrowings outstanding on the revolving credit facility.
(10)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(11)	Spread is 10.25% Cash / 2.00% PIK.
(12)	Investment valued using significant unobservable inputs.
*	Non-income producing security.
**	Investment is on non-accrual status.
†	Represents estimated change in receivable balance.
††	Investment contains a payment-in-kind (“PIK”) feature.

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2017
Diversified Financial Services	25.0%
Asset Management	13.8%
Health Care Providers & Services	8.7%
Health Care Equipment & Supplies	7.1%
Pharmaceuticals	6.7%
Wireless Telecommunication Services	4.5%
Professional Services	4.2%
Multi-Sector Holdings	3.9%
Communications Equipment	3.9%
Trading Companies & Distributors	3.5%
Consumer Finance	2.7%
IT Services	2.2%
Diversified Consumer Services	2.1%
Health Care Technology	1.8%
Thrifts & Mortgage Finance	1.6%
Life Sciences Tools & Services	1.6%
Chemicals	1.5%
Insurance	1.2%
Aerospace & Defense	1.2%
Media	1.1%
Air Freight & Logistics	1.0%
Software	0.6%
Research & Consulting Services	0.1%
Diversified Real Estate Activities	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(in thousands)

Description	Industry	Spread Above Index(10)	LIBOR Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount		Cost	Fair Value
Bank Debt/Senior Secured Loans — 85.8%
AccentCare, Inc.	Health Care Providers & Services	L+950	1.00%	10.50%		9/3/2015	9/3/2022		$17,500	$17,235	$17,369
Achaogen, Inc.(6)	Pharmaceuticals	L+699	1.00%	7.99%		8/5/2015	8/5/2019		25,000	25,297	25,625
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+850	1.00%	9.50%		2/20/2014	8/24/2021		29,000	28,731	27,115
AgaMatrix, Inc.	Health Care Equipment & Supplies	L+835	—	9.00%		2/6/2015	2/1/2019		8,667	8,708	8,753
AirXpanders, Inc.	Health Care Equipment & Supplies	—	—	7.34%		4/22/2016	7/14/2017		1,000	1,015	1,025
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650	1.00%	7.50%		5/5/2016	12/8/2021		5,591	5,081	5,437
Amerilife Group, LLC	Insurance	L+875	1.00%	9.75%		7/9/2015	1/10/2023		15,000	14,742	14,700
Argo Turboserve Corporation & Argo Tech, LLC	Air Freight & Logistics	L+1025	—	11.19%		5/2/2014	5/2/2018		12,330	12,330	12,206
Asurion, LLC	Insurance	L+750	1.00%	8.50%		2/27/2014	3/3/2021		3,360	3,140	3,422
aTyr Pharma, Inc.	Pharmaceuticals	P+410	—	7.60%		11/18/2016	11/18/2020		5,000	4,896	4,880
AviatorCap SII, LLC I(3)	Aerospace & Defense	—	—	12.00%		5/31/2011	1/31/2019		497	497	497
Axcella Health Inc.	Pharmaceuticals	L+880	—	9.41%		8/7/2015	8/31/2019		20,000	20,151	20,100
Bishop Lifting Products, Inc.(8)	Trading Companies & Distributors	L+800	1.00%	9.00%		3/24/2014	3/27/2022		25,000	24,827	20,500
Breathe Technologies, Inc.	Health Care Equipment & Supplies	L+830	—	8.91%		11/5/2015	11/5/2019		15,000	15,089	12,750
CardioDx, Inc.	Health Care Providers & Services	P+670	—	10.45%		6/18/2015	4/1/2019		7,000	7,205	6,860
Cardiva Medical, Inc.	Health Care Equipment & Supplies	L+870	—	9.31%		8/19/2015	8/19/2019		8,500	8,645	8,585
CAS Medical Systems, Inc.	Health Care Equipment & Supplies	L+875	—	9.36%		6/30/2016	7/1/2020		6,000	6,003	6,000
Cerapedics, Inc.	Health Care Equipment & Supplies	—	—	8.68-8.78%		4/22/2016	3/1/2019		6,394	6,181	6,394
Cianna Medical, Inc.	Health Care Equipment & Supplies	L+900	—	9.61%		9/28/2016	9/28/2020		6,000	5,988	6,000
Clinical Ink, Inc.	Health Care Technology	L+850	0.70%	9.20%		3/8/2016	3/8/2020		6,500	6,490	6,435
Conventus Orthopaedics, Inc.	Health Care Equipment & Supplies	L+865	—	9.28%		6/15/2016	6/1/2020		5,250	5,182	5,198
Datapipe, Inc.	IT Services	L+800	1.00%	9.00%		8/14/2014	9/15/2019		27,000	26,629	26,892
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	—	—	9.25-9.30%		4/22/2016	2/23/2017		400	434	420
Direct Buy Inc.(4)**	Multiline Retail	—	—	12.00	% PIK	11/5/2012	10/31/2019		11,105	8,511	777
DISA Holdings Acquisition Subsidiary Corp.	Professional Services	L+850	1.00%	9.50%		12/9/2014	6/9/2021		51,476	50,898	50,704
Easyfinancial Services, Inc.(5)(6)	Consumer Finance	BA+699	1.00%	7.99%		9/27/2012	10/4/2019	C$	10,000	9,261	7,410
Emerging Markets Communications, LLC	Wireless Telecommunication Services	L+962.5	1.00%	10.63%		6/29/2015	7/1/2022		$27,000	26,658	27,000
Entegrion, Inc.	Health Care Equipment & Supplies	—	—	10.03%		4/22/2016	4/1/2017		400	414	412
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675	1.00%	7.75%		12/7/2015	12/14/2021		10,164	10,114	10,164
Global Tel*Link Corporation	Communications Equipment	L+375	1.25%	5.00%		11/6/2015	5/23/2020		7,328	5,978	7,310
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%		5/21/2013	11/23/2020		18,500	18,265	18,012
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800	1.00%	9.00%		3/25/2014	3/26/2021		9,680	9,642	9,559
Hyland Software, Inc.	Software	L+725	1.00%	8.25%		6/12/2015	6/30/2023		5,000	4,979	5,000
IHS Intermediate, Inc.	Health Care Providers & Services	L+825	1.00%	9.25%		6/19/2015	7/20/2022		25,000	24,578	24,125
Inmar Acquisition Sub, Inc.	Professional Services	L+700	1.00%	8.00%		1/27/2014	1/27/2022		10,000	9,929	9,850
K2 Pure Solutions NoCal, L.P	Chemicals	L+900	1.00%	10.00%		8/19/2013	2/19/2021		7,475	7,398	7,176
Kore Wireless Group, Inc.	Wireless Telecommunication Services	L+825	1.00%	9.25%		9/12/2014	3/12/2021		55,500	54,704	54,945
Lumeris Solutions Company, LLC	Health Care Technology	—	—	9.42%		4/22/2016	12/27/2017		8,296	8,458	8,379
Mitralign, Inc.	Health Care Equipment & Supplies	—	—	9.48%		4/22/2016	12/1/2018		1,667	1,604	1,658
Nabsys 2.0 LLC	Life Sciences Tools & Services	—	—	8.90%		4/22/2016	10/13/2018		5,064	4,959	5,115
PhyMed Management LLC	Health Care Providers & Services	L+875	1.00%	9.75%		12/18/2015	5/18/2021		32,321	31,222	31,190
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+885	—	9.46%		4/21/2016	4/21/2020		5,000	4,933	4,950
Rapid Micro Biosystems, Inc.	Life Sciences Tools & Services	L+880	—	9.42%		6/30/2015	6/30/2019		16,000	16,331	15,760
Rug Doctor LLC(3)	Diversified Consumer Services	L+975	1.50%	11.25%		12/23/2013	12/31/2018		9,111	8,927	9,111
Salient Partners, L.P	Asset Management	L+850	1.00%	9.50%		6/10/2015	6/9/2021		14,993	14,757	14,619
Scynexis, Inc.	Pharmaceuticals	L+849	—	9.12%		9/30/2016	9/30/2020		15,000	14,806	14,850
SentreHeart, Inc.	Health Care Equipment & Supplies	L+885	—	9.46%		11/15/2016	11/15/2020		7,500	7,341	7,325
SOINT, LLC(3)	Aerospace & Defense	—	—	15.00%		6/8/2012	11/30/2018		2,386	2,381	2,386
Southern Auto Finance Company(6)	Consumer Finance	—	—	11.15%		10/19/2011	12/4/2018		25,000	24,815	24,500
Sunesis Pharmaceuticals, Inc.	Pharmaceuticals	L+854	—	9.17%		3/31/2016	4/1/2020		7,500	7,398	7,463
TierPoint, LLC	IT Services	L+875-887.5	1.00%	9.75-9.88%		12/2/2014	12/2/2022		34,000	33,656	33,439
TMK Hawk Parent, Corp. (TriMark)	Trading Companies and Distributors	L+750	1.00%	8.50%		9/26/2014	10/1/2022		20,000	19,843	20,000
TouchTunes Interactive Networks, Inc.	Media	L+825	1.00%	9.25%		5/28/2015	5/27/2022		14,000	13,826	13,825
Trevi Therapeutics, Inc.	Pharmaceuticals	L+775	—	8.37%		12/29/2014	6/29/2018		6,531	6,720	6,597
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+925	1.00%	10.25%		9/24/2014	9/24/2020		30,000	29,795	29,700
Vapotherm, Inc.	Health Care Equipment & Supplies	L+899	—	9.60%		11/16/2016	5/16/2021		10,000	9,915	9,900
Varilease Finance, Inc.	Multi-Sector Holdings	L+825	1.00%	9.25%		8/22/2014	8/24/2020		48,000	47,405	47,880

Total Bank Debt/Senior Secured Loans										$804,917	$788,254

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS(continued)

December 31, 2016

(in thousands)

Description	Industry	Spread Above Index(10)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Subordinated Debt/Corporate Notes — 3.1%
Alegeus Technologies Holdings Corp.	Health Care Technology	L+1200	1.00%	13.00%	6/24/2012	2/15/2019	28,200	$27,937	$28,059

							Shares/Units
Preferred Equity — 1.6%
SOAGG LLC(3)(6)(7)	Aerospace & Defense	—	—	8.00%	12/14/2010	6/30/2018	5,622	$5,622	$5,806
SOINT, LLC(3)(6)(7)	Aerospace & Defense	—	—	15.00%	6/8/2012	6/30/2018	86,667	8,667	9,100

Total Preferred Equity								$14,289	$14,906

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—51.6%
Ark Real Estate Partners LP(2)(3)*	Diversified Real Estate Activities		3/12/2007		—	$527	$336
Ark Real Estate Partners II LP(2)(3)*	Diversified Real Estate Activities		10/23/2012		—	12	8
aTyr Pharma, Inc. Warrants*	Pharmaceuticals		11/18/2016		47,771	70	23
B Riley Financial Inc.(6)	Research & Consulting Services		3/16/2007		38,015	2,684	701
CardioDx, Inc. Warrants*	Health Care Providers & Services		6/18/2015		39,863	129	—
CAS Medical Systems, Inc. Warrants*	Health Care Equipment & Supplies		6/30/2016		48,491	38	29
Cianna Medical, Inc. Warrants*	Health Care Equipment & Supplies		9/28/2016		89,726	37	52
Conventus Orthopaedics, Inc. Warrants*	Health Care Equipment & Supplies		6/15/2016		157,500	65	67
Crystal Financial LLC(3)(6)	Diversified Financial Services		12/28/2012		280,303	280,737	305,000
Direct Buy Inc.(4)*	Multiline Retail		11/5/2012		76,999	—	—
PQ Bypass, Inc. Warrants*	Health Care Equipment & Supplies		4/21/2016		176,471	70	63
RD Holdco Inc. (Rug Doctor)(3)*	Diversified Consumer Services		12/23/2013		231,177	15,683	13,574
RD Holdco Inc. (Rug Doctor) Class B(3)*	Diversified Consumer Services		12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants(3)*	Diversified Consumer Services		12/23/2013		30,370	381	168
Scynexis, Inc. Warrants*	Pharmaceuticals		9/30/2016		122,435	105	90
Senior Secured Unitranche Loan Program LLC(3)(6)	Asset Management		11/25/2015		—	101,878	100,653
Senior Secured Unitranche Loan Program II LLC(3)(6)	Asset Management		8/5/2016		—	46,963	47,363
SentreHeart, Inc. Warrants*	Health Care Equipment & Supplies		11/15/2016		196,369	101	98
Sunesis Pharmaceuticals, Inc. Warrants*	Pharmaceuticals		3/31/2016		104,001	118	118

Total Common Equity/Equity Interests/Warrants						$454,814	$473,559

Total Investments (9) — 142.1%						$1,301,957	$1,304,778

					Par Amount
Cash Equivalents — 33.7% U.S. Treasury Bill	Government		12/29/2016	2/2/2017	$310,000	$309,894	$309,894

Total Investments & Cash Equivalents —175.8%						$1,611,851	$1,614,672
Liabilities in Excess of Other Assets — (75.8%)							(696,165)

Net Assets — 100.0%							$918,507

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2016

(in thousands)

(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend /Other Income	Fair Value at December 31, 2016
Ark Real Estate Partners LP	$364	$—	$—	$(29)	$—	$336
Ark Real Estate Partners II LP	9	—	—	(1)	—	8
AviatorCap SII, LLC I	914	—	417	—	85	497
AviatorCap SII, LLC II	350	—	350	—	15	—
Crystal Financial LLC	290,000	5,737	—	—	31,600	305,000
RD Holdco Inc. (Rug Doctor, common equity)	14,335	—	—	—	—	13,574
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	214	—	—	—	—	168
Rug Doctor LLC	8,838	—	—	—	1,151	9,111
Senior Secured Unitranche Loan Program LLC	80,677	50,093	28,875	—	6,084	100,653
Senior Secured Unitranche Loan Program II LLC	—	63,093	16,130	—	1,228	47,363
SOAGG LLC	8,632	—	2,590	—	545	5,806
SOINT, LLC	5,705	—	3,318	—	602	2,386
SOINT, LLC (preferred equity)	9,316	—	—	—	1,304	9,100

	$424,570	$118,923	$51,680	$(30)	$42,614	$499,218

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)		Interest/ Dividend Income	Fair Value at December 31, 2016
Direct Buy Inc. (common equity)	$—	$—	$—	$—		$—	$—
Direct Buy Inc. (senior secured loan)	1,233	1,238	—	—		—	777
DSW Group Holdings LLC	—	—	—	197	†	—	—

	$1,233	$1,238	$—	$197		$—	$777

(5)	The following entity is domiciled outside the United States and the investments are denominated in Canadian Dollars: Easyfinancial Services, Inc. in Canada.
(6)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2016, on a fair value basis, non-qualifying assets in the portfolio represented 31.6% of the total assets of the Company.
(7)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(8)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(9)	Aggregate net unrealized depreciation for U.S. federal income tax purposes is $7,928; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $27,715 and $35,643, respectively, based on a tax cost of $1,312,706. All of the Company’s investments are pledged as collateral against the borrowings outstanding on the revolving credit facility.

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

June 30, 2017

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2017, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate.

(f)	Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured credit facility (the “Credit Facility”) and its unsecured senior notes due 2022 (the “2022 Unsecured Notes”) (see note 6 and 8), in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to assist in measuring their fair value.

(k)	In accordance with ASC 835-30, the Company records origination and other expenses related to certain debt issuances as a direct deduction from the carrying amount of the debt liability. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(m)	The Company records expenses related to shelf registration statements and applicable equity offering costs as prepaid assets. These expenses are typically charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25. Certain subsequent costs are expensed per the AICPA Audit & Accounting Guide for Investment Companies.

(n)	Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

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

Recent Accounting Pronouncements

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) interned to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. The Company has evaluated the impact that the adoption of the amendments to Regulation S-X on its consolidated financial statements and disclosures and determined that the adoption of the amendments to Regulation S-X has not had a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which will amend FASB ASC 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASU 2016-18 on its consolidated financial statements and disclosures.

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

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which will amend FASB ASC 310-20. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium, generally requiring the premium to be amortized to the earliest call date. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASU 2017-08 on its consolidated financial statements and disclosures.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and six months ended June 30, 2017 and 2016.

For the three and six months ended June 30, 2017, the Company recognized $6,567 and $13,286, respectively, in base management fees and $3,983 and $8,066, respectively, in performance-based incentive fees. For the three and six months ended June 30, 2016, the Company recognized $7,179 and $13,927, respectively, in base management fees and $5,877 and $9,112, respectively, in performance-based incentive fees.

Solar Capital has also entered into an Administration Agreement with Solar Capital Management, LLC (the “Administrator”) under which the Administrator provides administrative services to Solar Capital. For providing

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

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

For the three and six months ended June 30, 2017, the Company recognized expenses under the Administration Agreement of $1,313 and $2,648, respectively. For the three and six months ended June 30, 2016, the Company recognized expenses under the Administration Agreement of $1,481 and $2,800, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2017 and 2016.

Note 4. Net Asset Value Per Share

At June 30, 2017, the Company’s total net assets and net asset value per share were $920,924 and $21.79, respectively. This compares to total net assets and net asset value per share at December 31, 2016 of $918,507 and $21.74, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$18,783	$35,175	$35,941	$63,352
Denominator—weighted average shares:	42,260,420	42,248,525	42,254,506	42,267,866
Earnings per share:	$0.44	$0.83	$0.85	$1.50

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

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2017 and December 31, 2016:

Fair Value Measurements

As of June 30, 2017

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$25,729	$702,912	$—	$728,641
Preferred Equity	—	—	14,136	—	14,136
Common Equity/Equity Interests/Warrants	705	—	322,038	153,848	476,591

Total Investments	$705	$25,729	$1,039,086	$153,848	$1,219,368

Liabilities:
Credit Facility and 2022 Unsecured Notes	$—	$—	$200,000	$—	$200,000

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the six months ended June 30, 2017 and the year ended December 31, 2016 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2017 and December 31, 2016:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/ Senior Secured Loans	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Equity Interests/ Warrants
Fair value, December 31, 2016	$759,510	$28,059	$14,906	$324,842
Total gains or losses included in earnings:
Net realized gain (loss)	396	—	—	—
Net change in unrealized gain (loss)	4,807	(122)	(83)	(2,962)
Purchase of investment securities	118,668	36	—	158
Proceeds from dispositions of investment securities	(180,469)	(27,973)	(687)	—
Transfers in/out of Level 3	—	—	—	—

Fair value, June 30, 2017	$702,912	$—	$14,136	$322,038

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$4,960	$—	$(83)	$(2,962)

During the six months ended June 30, 2017, there were no transfers in and out of Levels 1 and 2.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2017:

Credit Facility, Senior Secured Notes and 2022 Unsecured Notes	For the six months ended June 30, 2017
Beginning fair value	$290,200
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	324,200
Repayments	(414,400)
Transfers in/out of Level 3	—

Ending fair value	$200,000

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the 2022 Unsecured Notes, in accordance with ASC 825-10. On June 30, 2017, there were borrowings of $50,000 and $150,000, respectively, on the Credit Facility and the 2022 Unsecured Notes. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility and the 2022 Unsecured Notes.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of June 30, 2017 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2017		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset		$702,912	Yield Analysis	Market Yield	7.2% – 18.9% (11.4%)
Preferred Equity	Asset		$14,136	Yield Analysis	Market Yield	7.1% – 14.0% (11.5%)
Common Equity/Equity Interests/Warrants	Asset	$ $	17,038 305,000	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	5.5x – 6.5x (6.3x) 1.6% – 13.4% (13.4%)
Credit Facility	Liability		$50,000	Yield Analysis	Market Yield	L+1.4% – L+4.8% (L+2.0%)
2022 Unsecured Notes	Liability		$150,000	Yield Analysis	Market Yield	4.5% – 4.7% (4.5%)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2016 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2016		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$ $	758,733 777	Yield Analysis Enterprise Value	Market Yield EBITDA Multiple	8.2% –51.6% (11.5%) 4.0x – 5.0x (4.5x)
Subordinated Debt/Corporate Note	Asset		$28,059	Yield Analysis	Market Yield	14.9% –14.9% (14.9%)
Preferred Equity	Asset		$14,906	Yield Analysis	Market Yield	8.0% –11.3% (10.0%)
Common Equity/Equity Interests/Warrants	Asset	$ $	19,842 305,000	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	5.5x – 6.5x (6.3x) 7.7% – 12.5% (11.9%)
Credit Facility	Liability		$165,200	Yield Analysis	Market Yield	L+1.4% – L+4.8% (L+2.0%)
Senior Secured Notes	Liability		$75,000	Yield Analysis	Market Yield	5.6% – 6.1% (5.9%)
2022 Unsecured Notes	Liability		$50,000	Yield Analysis	Market Yield	4.4% – 4.7% (4.4%)

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

As of June 30, 2017 and December 31, 2016, there were no open forward foreign currency contracts outstanding. The Company also had no derivatives designated as hedging instruments at June 30, 2017 and December 31, 2016.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

On November 8, 2016, the Company closed a private offering of $50,000 of the 2022 Unsecured Notes with a fixed interest rate of 4.40% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

Revolving and Term Loan Facility

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505,000 of revolving credit and $50,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its non-extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110,000 to $395,000. At June 30, 2017, outstanding USD equivalent borrowings under the Credit Facility totaled $50,000, comprised solely of outstanding term loans.

Senior Secured Notes

On May 10, 2012, the Company closed a private offering of $75,000 of Senior Secured Notes with a fixed interest rate of 5.875% and a maturity date of May 10, 2017. Interest on the Senior Secured Notes was due semi-annually on May 10 and November 10. The Senior Secured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On May 10, 2017, the Senior Secured Notes matured and were repaid in full by the Company.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

The Company has made an irrevocable election to apply the fair value option of accounting to its Credit Facility and 2022 Unsecured Notes, in accordance with ASC 825-10. We believe accounting for the Credit Facility and 2022 Unsecured Notes at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. ASC 825-10 requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and the 2022 Unsecured Notes are reported in the Consolidated Statement of Operations.

The average annualized interest cost for all borrowings for the six months ended June 30, 2017 and the year ended December 31, 2016 was 5.07% and 4.11%, respectively. These costs are exclusive of other credit facility

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes and the 2042 Unsecured Notes (collectively the “Credit Facilities”), if any. During the six months ended June 30, 2017, the Company expensed $591 in conjunction with the February issue of 2022 Unsecured Notes. During the year ended December 31, 2016, the Company expensed $2,781 in conjunction with the September 2016 amendment to the Credit Facility and $280 in conjunction with the November issue of the 2022 Unsecured Notes. The maximum amounts borrowed on the Credit Facilities during the six months ended June 30, 2017 and the year ended December 31, 2016 were $399,200 and $610,900, respectively.

Note 9. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the six months ended June 30, 2017 and for the year ended December 31, 2016:

	Six months ended June 30, 2017 (unaudited)	Year ended December 31, 2016
Per Share Data:(a)
Net asset value, beginning of year	$21.74	$20.79

Net investment income	0.77	1.68
Net realized and unrealized gain	0.08	0.84

Net increase in net assets resulting from operations	0.85	2.52
Distributions to stockholders:
From net investment income	(0.80)	(1.60)
Anti-dilution	—	0.03

Net asset value, end of period	$21.79	$21.74

Per share market value, end of period	$21.87	$20.82
Total Return(b)	8.85%	37.49%
Net assets, end of period	$920,924	$918,507
Shares outstanding, end of period	42,260,826	42,248,525
Ratios to average net assets(c):
Net investment income	3.53%	7.91%

Operating expenses	2.75%	6.25%
Interest and other credit facility expenses*	1.15%	2.73%

Total expenses	3.90%	8.98%

Average debt outstanding	$364,330	$495,795
Portfolio turnover ratio	9.4%	31.0%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	Ratios shown without the non-recurring costs associated with the amendment of the Credit Facility and establishment of the 2022 Unsecured Notes would be 1.09% and 2.39%, respectively for the periods shown.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2017 (through June 30, 2017)	$—	$—	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2017 (through June 30, 2017)	$150,000	$2,035	—	N/A
Fiscal 2016	50,000	430	—	N/A
2042 Unsecured Notes
Fiscal 2017 (through June 30, 2017)	$100,000	$1,357	—	$1,013
Fiscal 2016	100,000	859	—	1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017 (through June 30, 2017)	$—	$—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2017 (through June 30, 2017)	$50,000	$678	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Total Senior Securities
Fiscal 2017 (through June 30, 2017)	$300,000	$4,070	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of June 30, 2017, asset coverage was 407.0%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the 2042 Unsecured Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2017, 2016, 2015, 2014, 2013 and 2012 periods was $101,286, $100,175, $98,196, $94,301, $93,392, and $92,302, respectively.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

As of June 30, 2017 Crystal Financial LLC had 26 funded commitments to 24 different issuers with a total par value of approximately $373,199 on total assets of $460,641. As of December 31, 2016, Crystal Financial LLC had 26 funded commitments to 25 different issuers with a total par value of approximately $368,784 on total assets of $459,732. As of June 30, 2017 and December 31, 2016, the largest loan outstanding totaled $38,511 and $36,255, respectively. For the same periods, the average exposure per issuer was $15,550 and $14,751, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $177,597 and $175,422 of borrowings outstanding at June 30, 2017 and December 31, 2016, respectively. For the three months ended June 30, 2017 and 2016, Crystal Financial LLC had net income of $8,031 and $8,465, respectively, on gross income of $15,777 and $17,852, respectively. For the six months ended June 30, 2017 and 2016, Crystal Financial LLC had net income of $15,871 and $17,664, respectively, on gross income of $28,039 and $33,063, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

Note 12. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of June 30, 2017 and December 31, 2016 is $52,113 and $64,013, respectively, comprised of the following:

	June 30, 2017	December 31, 2016
Crystal Financial LLC	$44,263	$44,263
MRI Software LLC	2,951	—
aTyr Pharma, Inc.	2,500	5,000
CardioFocus, Inc.	2,000	—
Island Medical Management Holdings, LLC	399	—
Vapotherm, Inc.	—	10,000
SentreHeart, Inc.	—	2,500
Conventus Orthopaedics, Inc.	—	2,250

Total Commitments*	$52,113	$64,013

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

As of June 30, 2017 and December 31, 2016, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to Senior Secured Unitranche Loan Program LLC (“SSLP”) disclosed in Note 13, Senior Secured Unitranche Loan Program II LLC (“SSLP II”) disclosed in Note 14 and Solar Life Science Program LLC (“LSJV”) disclosed in Note 15.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

On November 2, 2015, the Company assigned $125,000 of its $300,000 commitment to SSLP to Senior Secured Unitranche Loan Program II LLC (“SSLP II”), a Delaware limited liability company.

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200,000 senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $57,748 and $67,148 of borrowings outstanding as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company and Voya had contributed combined equity capital in the amount of $116,433 and $116,433, respectively. Of the $116,433 of contributed equity capital at June 30, 2017, the Company contributed $29,884 in the form of investments and $71,995 in the form of cash and Voya contributed $14,554 in the form of cash. As of June 30, 2017, the Company and Voya’s remaining commitments to SSLP totaled $73,121 and $10,446, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of June 30, 2017 and December 31, 2016, SSLP had total assets of $177,270 and $184,816, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 10 and 11 different borrowers, respectively. For the three months ended June 30, 2017, SSLP invested $1,537 in 2 portfolio companies. For the three months ended June 30, 2016, SSLP invested $41,548 in 4 portfolio companies. Investments prepaid totaled $33,474 for the three months ended June 30, 2017 and $250 for the three months ended June 30, 2016. At June 30, 2017 and December 31, 2016, the weighted average yield of SSLP’s portfolio was 7.7% and 7.4%, respectively, measured at fair value and 7.8% and 7.5%, respectively, measured at cost.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

SSLP Portfolio as of June 30, 2017

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	7.05%	9/3/21	$12,732	$12,694	$12,701
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.55%	12/30/22	14,371	14,237	14,299
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.16%	8/1/21	3,208	3,182	3,200
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.80%	11/30/23	13,806	13,547	13,667
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	8.05%	12/14/21	34,475	34,065	34,475
Island Medical Management Holdings, LLC(4)	Health Care Providers & Services	L+550	1.00%	6.68%	9/1/22	13,778	13,643	13,640
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.60%	7/5/22	21,931	21,645	21,712
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.30%	12/16/22	11,940	11,829	11,821
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.55%	11/25/21	1,925	1,910	1,925
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+829	1.00%	9.59%	11/25/21	22,250	21,897	21,888
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.55%	4/20/21	23,666	23,511	23,311

							$172,160	$172,639

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

Below is certain summarized financial information for SSLP as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016:

	June 30, 2017	December 31, 2016 (audited)
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $172,160 and $180,233, respectively)	$172,639	$180,490
Cash and other assets	4,631	4,326

Total assets	$177,270	$184,816

Debt outstanding	$57,748	$67,148
Distributions payable	2,427	1,688
Interest payable and other credit facility related expenses	905	660
Accrued expenses and other payables	249	287

Total liabilities	$61,329	$69,783

Members’ equity	$115,941	$115,033

Total liabilities and members’ equity	$177,270	$184,816

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Selected Income Statement Information for SSLP:
Interest income	$3,788	$1,913	$7,235	$3,759

Service fees*	$30	$20	$61	$35
Interest and other credit facility expenses	905	2,651 **	1,686	2,651 **
Other general and administrative expenses	38	30	75	65

Total expenses	973	2,701	1,822	2,751

Net investment income (loss)	$2,815	$(788)	$5,413	$1,008

Realized gain on investments	127	—	127	—
Net change in unrealized gain (loss) on investments	248	625	222	(92)

Net realized and unrealized gain (loss) on investments	375	625	349	(92)

Net income (loss)	$3,190	$(163)	$5,762	$916

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

**	SSLP made an irrevocable election to apply the fair value option of accounting to the SSLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the SSLP Facility were expensed during the periods shown. For the three and six months ended June 30, 2016, these amounts totaled $2,649 and $2,649, respectively.

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

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP II, as borrower entered into a $100,000 senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. There were $48,250 and $32,950 of borrowings outstanding as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company and WFI contributed combined equity capital in the amount of $63,731 and $58,231, respectively. Of the $63,731 of contributed equity capital at June 30, 2017, the Company contributed $43,498 in the form of investments and $7,901 in the form of cash and WFI contributed $12,332 in the form of cash. As of June 30, 2017, the Company and WFI’s remaining commitments to SSLP II totaled $23,624 and $5,668, respectively. The Company, along with WFI, controls the funding of SSLP II and SSLP II may not call the unfunded commitments without approval of both the Company and WFI.

As of June 30, 2017 and December 31, 2016, SSLP II had total assets of $115,454 and $93,467, respectively. For the same periods, SSLP II’s portfolio consisted of floating rate senior secured loans to 15 and 12 different borrowers, respectively. For the three months ended June 30, 2017, SSLP II invested $12,265 in 5 portfolio companies. Investments prepaid totaled $11,173 for the same period. At June 30, 2017 and December 31, 2016, the weighted average yield of SSLP II’s portfolio was 7.5% and 7.6%, respectively, measured at fair value and 8.0% and 7.9%, respectively, measured at cost.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

SSLP II Portfolio as of June 30, 2017

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	7.05%	9/3/21	$6,956	$6,923	$6,939
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.55%	12/30/22	5,389	5,339	5,362
American Teleconferencing Services, Ltd. (PGI) (4)	Communications Equipment	L+650	1.00%	7.72%	12/8/21	14,239	13,006	14,239
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.16%	8/1/21	1,604	1,591	1,600
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.80%	11/30/23	6,903	6,774	6,834
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	8.05%	12/14/21	10,889	10,889	10,889
Global Holdings LLC & Payment Concepts LLC	Consumer Finance	L+650	1.00%	7.71%	5/5/22	8,750	8,579	8,619
Island Medical Management Holdings, LLC (4)	Health Care Providers & Services	L+550	1.00%	6.68%	9/1/22	6,889	6,821	6,820
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.60%	7/5/22	9,650	9,523	9,553
PetVet Care Centers, LLC	Health Care Facilities	L+600	1.00%	7.22%	6/8/23	2,400	2,376	2,376
Polycom, Inc.	Communications Equipment	L+525	1.00%	6.41%	9/27/23	10,639	10,253	10,639
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.30%	12/16/22	9,950	9,858	9,851
Professional DataSolutions, Inc.	Software	L+550	1.00%	6.73%	5/20/22	5,000	4,928	4,950
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.55%	11/25/21	770	770	770
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+829	1.00%	9.59%	11/25/21	8,900	8,761	8,755
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.55%	4/20/21	4,588	4,508	4,519

							$110,899	$112,715

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

Below is certain summarized financial information for SSLP II as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017:

	June 30, 2017	December 31, 2016 (audited)
Selected Balance Sheet Information for SSLP II:
Investments at fair value (cost $110,899 and $90,406, respectively)	$112,715	$91,797
Cash and other assets	2,739	1,670

Total assets	$115,454	$93,467

Debt outstanding	$48,250	$32,950
Distributions payable	1,461	1,460
Interest payable and other credit facility related expenses	535	147
Accrued expenses and other payables	236	183

Total liabilities	$50,482	$34,740

Members’ equity	$64,972	$58,727

Total liabilities and members’ equity	$115,454	$93,467

	Three months ended June 30, 2017	Six months ended June 30, 2017
Selected Income Statement Information for SSLP II:
Interest income	$2,162	$4,253

Service fees*	$28	$52
Interest and other credit facility expenses	520	938
Other general and administrative expenses	40	65

Total expenses	$588	$1,055

Net investment income	$1,574	$3,198

Realized gain on investments	46	46
Net change in unrealized gain on investments	122	425

Net realized and unrealized gain on investments	168	471

Net income	$1,742	$3,669

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Note 15. Solar Life Science Program LLC

On February 22, 2017, the Company, through its commitment to SSLP III, and Solar Senior Capital Ltd. formed LSJV with an affiliate of Deerfield Management. SSLP III committed approximately $49,977 to LSJV. On March 10, 2017, SSLP III was dissolved. As of June 30, 2017, LSJV has not commenced operations.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2017

(in thousands, except share amounts)

Note 16. Capital Share Transactions

As of June 30, 2017 and December 31, 2016, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Six months ended June 30, 2017	Year ended December 31, 2016	Six months ended June 30, 2017	Year ended December 31, 2016
Repurchases of common stock	—	216,237	$—	$3,408
Shares issued in reinvestment of distributions	12,301	—	280	—

Net increase	12,301	216,237	$280	$3,408

Note 17. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On July 31, 2017, the Company completed the acquisition of NEF Holdings, LLC (“NEF”), which conducts its business through its wholly-owned subsidiary Nations Equipment Finance LLC. NEF is an independent equipment finance company that provides senior secured financings to U.S. based companies.

On August 1, 2017, our Board declared a quarterly distribution of $0.40 per share payable on October 3, 2017 to holders of record as of September 21, 2017.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the “Company”) as of June 30, 2017, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2017 and 2016, the related consolidated statement of changes in net assets for the six-month period ended June 30, 2017, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016. These consolidated interim financial statements are the responsibility of the Company’s management.

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

August 1, 2017

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

As of June 30, 2017, the Investment Adviser has directly invested approximately $6.3 billion in more than 270 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 180 different financial sponsors.

Recent Developments

On July 31, 2017, the Company completed the acquisition of NEF Holdings, LLC (“NEF”), which conducts its business through its wholly-owned subsidiary Nations Equipment Finance LLC. NEF is an independent equipment finance company that provides senior secured financings to U.S. based companies.

On August 1, 2017, our Board declared a quarterly distribution of $0.40 per share payable on October 3, 2017 to holders of record as of September 21, 2017.

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

Portfolio and Investment Activity

During the three months ended June 30, 2017, we invested approximately $20.1 million across 5 portfolio companies. This compares to investing approximately $182.7 million in 22 portfolio companies for the three months ended June 30, 2016. Investments sold, prepaid or repaid during the three months ended June 30, 2017 totaled approximately $130.2 million versus approximately $60.7 million for the three months ended June 30, 2016.

At June 30, 2017, our portfolio consisted of 57 portfolio companies and was invested 59.8% in senior secured loans, 1.1% in preferred equity and 39.1% in common equity/equity interests and warrants (of which 25.0% is Crystal Financial LLC, 8.3% is Senior Secured Unitranche Loan Program LLC and 4.3% is Senior Secured Unitranche Loan Program II LLC) measured at fair value versus 74 portfolio companies invested 65.4% in senior secured loans, 5.1% in subordinated debt, 1.0% in preferred equity and 28.5% in common equity/equity interests and warrants (of which 20.1% is Crystal Financial LLC and 6.9% is Senior Secured Unitranche Loan Program LLC) measured at fair value at June 30, 2016.

At June 30, 2017, 96.3% or $1,156.9 million of our income producing investment portfolio* is floating rate and 3.7% or $44.7 million is fixed rate, measured at fair value. At June 30, 2016, 90.4% or $1,318.3 million of our income producing investment portfolio* was floating rate and 9.6% or $139.6 million was fixed rate, measured at fair value. As of both June 30, 2017 and 2016, we had one issuer on non-accrual status.

Since inception through June 30, 2017, Solar Capital and its predecessor companies have invested approximately $4.9 billion in more than 170 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 140 different financial sponsors.

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

As of June 30, 2017, Crystal Financial LLC had 26 funded commitments to 24 different issuers with a total par value of approximately $373.2 million on total assets of $460.6 million. As of December 31, 2016, Crystal Financial LLC had 26 funded commitments to 25 different issuers with a total par value of approximately $368.8 million on total assets of $459.7 million. As of June 30, 2017 and December 31, 2016, the largest loan outstanding totaling $38.5 million and $36.3 million, respectively. For the same periods, the average exposure per issuer was $15.6 million and $14.8 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $177.6 million and $175.4 million of borrowings outstanding at June 30, 2017 and December 31, 2016, respectively. For the three months ended June 30, 2017 and June 30, 2016, Crystal Financial LLC had net income of $8.0 million and $8.5 million, respectively, on gross income of $15.8 million and $17.9 million, respectively. For the six months ended June 30, 2017 and June 30, 2016, Crystal Financial LLC had net income of $15.9 million and $17.7 million, respectively, on gross income of $28.0 million and $33.1 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Crystal Financial LLC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Crystal Financial LLC will be able to maintain consistent dividend payments to us.

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

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200 million senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $57.7 and $67.1 million of borrowings outstanding as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company and Voya

had contributed combined equity capital in the amount of $116.4 million and $116.4 million, respectively. Of the $116.4 million of contributed equity capital at June 30, 2017, the Company contributed $29.9 million in the form of investments and $72.0 million in the form of cash and Voya contributed $14.5 million in the form of cash. As of June 30, 2017, the Company and Voya’s remaining commitments to SSLP totaled $73.1 million and $10.5 million, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of June 30, 2017 and December 31, 2016, SSLP had total assets of $177.3 million and $184.8 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 10 and 11 different borrowers, respectively. For the three months ended June 30, 2017 and 2016, SSLP invested $1.5 million in 2 portfolio companies and $41.5 million in 4 portfolio companies, respectively. Investments prepaid totaled $33.5 million and $0.3 million, respectively, for the three months ended June 30, 2017 and 2016. At June 30, 2017 and December 31, 2016, the weighted average yield of SSLP’s portfolio was 7.7% and 7.4%, respectively, measured at fair value and 7.8% and 7.5%, respectively, measured at cost.

SSLP Portfolio as of June 30, 2017 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	7.05%	9/3/21	$12,732	$12,694	$12,701
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.55%	12/30/22	14,371	14,237	14,299
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.16%	8/1/21	3,208	3,182	3,200
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.80%	11/30/23	13,806	13,547	13,667
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	8.05%	12/14/21	34,475	34,065	34,475
Island Medical Management Holdings, LLC (4)	Health Care Providers & Services	L+550	1.00%	6.68%	9/1/22	13,778	13,643	13,640
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.60%	7/5/22	21,931	21,645	21,712
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.30%	12/16/22	11,940	11,829	11,821
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.55%	11/25/21	1,925	1,910	1,925
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+829	1.00%	9.59%	11/25/21	22,250	21,897	21,888
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.55%	4/20/21	23,666	23,511	23,311

							$172,160	$172,639

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP Portfolio as of December 31, 2016 (audited) (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	6.75%	9/3/21	$4,875	$4,875	$4,875
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.50%	12/30/22	13,824	13,686	13,686
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/1/21	3,292	3,261	3,275
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.25%	6/28/22	13,102	12,979	12,971
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.50%	11/30/23	13,875	13,600	13,597
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	7.75%	12/14/21	34,650	34,202	34,650
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	20,625	20,336	20,367
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.00%	12/16/22	12,000	11,881	11,880
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/21	2,475	2,454	2,475
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+839	1.00%	9.39%	11/25/21	22,250	21,866	21,861
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	19,557	19,407	19,362
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	21,818	21,686	21,491

							$180,233	$180,490

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016:

	June 30, 2017	December 31, 2016 (audited)
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $172,160 and $180,233, respectively)	$172,639	$180,490
Cash and other assets	4,631	4,326

Total assets	$177,270	$184,816

Debt outstanding	$57,748	$67,148
Distributions payable	2,427	1,688
Interest payable and other credit facility related expenses	905	660
Accrued expenses and other payables	249	287

Total liabilities	$61,329	$69,783

Members’ equity	$115,941	$115,033

Total liabilities and members’ equity	$177,270	$184,816

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Selected Income Statement Information for SSLP (in thousands):
Interest income	$3,788	$1,913	$7,235	$3,759

Service fees*	$30	$20	$61	$35
Interest and other credit facility expenses	905	2,651 **	1,686	2,651 **
Other general and administrative expenses	38	30	75	65

Total expenses	973	2,701	1,822	2,751

Net investment income (loss)	$2,815	$(788)	$5,413	$1,008

Realized gain on investments	127	—	127	—
Net change in unrealized gain (loss) on investments	248	625	222	(92)

Net realized and unrealized gain (loss) on investments	375	625	349	(92)

Net income (loss)	$3,190	$(163)	$5,762	$916

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
**	SSLP made an irrevocable election to apply the fair value option of accounting to the SSLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the SSLP Facility were expensed during the periods shown. For the three and six months ended June 30, 2016, these amounts totaled $2,649 and $2,649, respectively.

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

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP II, as borrower entered into a $100 million senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. There were $48.3 million and $33.0 million of borrowings outstanding as of June 30, 2017 and

December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company and WFI contributed combined equity capital in the amount of $63.7 million and $58.2 million, respectively. Of the $63.7 million of contributed equity capital at June 30, 2017, the Company contributed $43.5 million in the form of investments and $7.9 million in the form of cash and WFI contributed $12.3 million in the form of cash. As of June 30, 2017, the Company and WFI’s remaining commitments to SSLP II totaled $23.6 million and $5.7 million, respectively. The Company, along with WFI, controls the funding of SSLP II and SSLP II may not call the unfunded commitments without approval of both the Company and WFI.

As of June 30, 2017 and December 31, 2016, SSLP II had total assets of $115.5 million and $93.5 million, respectively. For the same periods, SSLP II’s portfolio consisted of floating rate senior secured loans to 15 and 12 different borrowers, respectively. For the three months ended June 30, 2017, SSLP II invested $12.3 million in 5 portfolio companies. Investments prepaid totaled $11.2 million for the same period. At June 30, 2017 and December 31, 2016, the weighted average yield of SSLP II’s portfolio was 7.5% and 7.6%, respectively, measured at fair value and 8.0% and 7.9%, respectively, measured at cost.

SSLP II Portfolio as of June 30, 2017 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	7.05%	9/3/21	$6,956	$6,923	$6,939
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.55%	12/30/22	5,389	5,339	5,362
American Teleconferencing Services, Ltd. (PGI) (4)	Communications Equipment	L+650	1.00%	7.72%	12/8/21	14,239	13,006	14,239
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.16%	8/1/21	1,604	1,591	1,600
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.80%	11/30/23	6,903	6,774	6,834
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	8.05%	12/14/21	10,889	10,889	10,889
Global Holdings LLC & Payment Concepts LLC	Consumer Finance	L+650	1.00%	7.71%	5/5/22	8,750	8,579	8,619
Island Medical Management Holdings, LLC (4)	Health Care Providers & Services	L+550	1.00%	6.68%	9/1/22	6,889	6,821	6,820
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.60%	7/5/22	9,650	9,523	9,553
PetVet Care Centers, LLC	Health Care Facilities	L+600	1.00%	7.22%	6/8/23	2,400	2,376	2,376
Polycom, Inc.	Communications Equipment	L+525	1.00%	6.41%	9/27/23	10,639	10,253	10,639
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.30%	12/16/22	9,950	9,858	9,851
Professional DataSolutions, Inc.	Software	L+550	1.00%	6.73%	5/20/22	5,000	4,928	4,950
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.55%	11/25/21	770	770	770
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+829	1.00%	9.59%	11/25/21	8,900	8,761	8,755
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.55%	4/20/21	4,588	4,508	4,519

							$110,899	$112,715

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP II Portfolio as of December 31, 2016 (audited) (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.50%	12/30/22	$5,184	$5,132	$5,132
American Teleconferencing Services, Ltd. (PGI) (4)	Communications Equipment	L+650	1.00%	7.50%	12/8/21	14,619	13,244	14,217
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/1/21	1,646	1,631	1,638
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.25%	6/28/22	5,241	5,191	5,188
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.50%	11/30/23	6,938	6,800	6,799
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	7.75%	12/14/21	10,945	10,945	10,945
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	9,075	8,947	8,962
Polycom, Inc.	Communications Equipment	L+650	1.00%	7.50%	9/27/23	11,605	11,152	11,547
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.00%	12/16/22	10,000	9,901	9,900
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/21	990	990	990
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+839	1.00%	9.39%	11/25/21	8,900	8,748	8,744
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	4,988	4,938	4,938
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	2,840	2,787	2,797

							$90,406	$91,797

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP II as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017:

	June 30, 2017	December 31, 2016 (audited)
Selected Balance Sheet Information for SSLP II (in thousands):
Investments at fair value (cost $110,899 and $90,406, respectively)	$112,715	$91,797
Cash and other assets	2,739	1,670

Total assets	$115,454	$93,467

Debt outstanding	$48,250	$32,950
Distributions payable	1,461	1,460
Interest payable and other credit facility related expenses	535	147
Accrued expenses and other payables	236	183

Total liabilities	$50,482	$34,740

Members’ equity	$64,972	$58,727

Total liabilities and members’ equity	$115,454	$93,467

	Three months ended June 30, 2017	Six months ended June 30, 2017
Selected Income Statement Information for SSLP II (in thousands):
Interest income	$2,162	$4,253

Service fees*	$28	$52
Interest and other credit facility expenses	520	938
Other general and administrative expenses	40	65

Total expenses	$588	$1,055

Net investment income	$1,574	$3,198

Realized gain on investments	46	46
Net change in unrealized gain on investments	122	425

Net realized and unrealized gain on investments	168	471

Net income	$1,742	$3,669

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2017, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

Valuation of Credit Facility and 2022 Unsecured Notes

The Company has made an irrevocable election to apply the fair value option of accounting to its Credit Facility and 2022 Unsecured Notes, in accordance with ASC 825-10. We believe accounting for the Credit Facility and 2022 Unsecured Notes at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and six months ended June 30, 2017, capitalized PIK income totaled $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2016, there was no capitalized PIK income.

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

Recent Accounting Pronouncements

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) interned to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. The Company has evaluated the impact that the adoption of the amendments to Regulation S-X on its consolidated financial statements and disclosures and determined that the adoption of the amendments to Regulation S-X has not had a material impact on its consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which will amend FASB ASC 310-20. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium, generally requiring the premium to be amortized to the earliest call date. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASU 2017-08 on its consolidated financial statements and disclosures.

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended June 30, 2017 and 2016:

Investment Income

For the three and six months ended June 30, 2017, gross investment income totaled $33.9 million and $68.3 million, respectively. For the three and six months ended June 30, 2016, gross investment income totaled $41.4 million and $75.4 million, respectively. The decrease in gross investment income for the year over year three and six month periods was primarily due to an increase in the volume of prepayments which reduced the size of the income-producing investment portfolio.

Expenses

Expenses totaled $17.8 million and $35.9 million, respectively, for the three and six months ended June 30, 2017, of which $10.6 million and $21.4 million, respectively, were base management fees and performance-based incentive fees and $5.0 million and $10.6 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.3 million and $3.9 million, respectively, for the three and six months ended June 30, 2017. Expenses totaled $21.8 million and $39.0 million, respectively, for the three and six months ended June 30, 2016, of which $13.1 million and $23.0 million, respectively, were base management fees and performance-based incentive fees and $5.5 million and $10.6 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $3.2 million and $5.4 million, respectively, for the three and six months ended June 30, 2016. Expenses generally consist of management and performance-based incentive fees, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses for the three and six months ended June 30, 2017 versus the three and six months ended June 30, 2016 was primarily due to lower management and performance-based incentive fees on a smaller portfolio.

Net Investment Income

The Company’s net investment income totaled $16.1 million and $32.4 million, or $0.38 and $0.77, per average share, respectively, for the three and six months ended June 30, 2017. The Company’s net investment income totaled $19.5 million and $36.4 million, or $0.46 and $0.86, per average share, respectively, for the three and six months ended June 30, 2016.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $130 million and $215 million, respectively, for the three and six months ended June 30, 2017. Net realized gains (losses) over the same periods were ($0.1) million and $0.5 million, respectively. The Company had investment sales and prepayments totaling approximately $61 million and $91 million, respectively, for the three and six months ended June 30, 2016. Net realized gains (losses) over the same periods were ($0.1) million and ($0.1) million, respectively. Net realized losses for the three months ended June 30, 2017 were de minimis.    Net realized gains for the six months ended June 30, 2017 were related to the sale of select assets. Net realized gains for the three and six months ended June 30, 2016 were de minimis.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2017, net change in unrealized gain on the Company’s assets and liabilities totaled $2.8 million and $3.1 million, respectively. For the three and six months ended June 30,

2016, net change in unrealized gain on the Company’s assets and liabilities totaled $15.7 million and $27.0 million, respectively. Net unrealized gain for the three months ended June 30, 2017 is primarily due to appreciation in the value of our investments in Aegis Toxicology Sciences Corporation, Bishop Lifting Products, Inc. and Senior Secured Unitranche Loan Program LLC, among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Rug Doctor and Crystal Financial LLC, among others. Net unrealized gain for the six months ended June 30, 2017 is primarily due to appreciation in the value of our investments in Bishop Lifting Products, Inc., Aegis Toxicology Sciences Corporation, and Senior Secured Unitranche Loan Program LLC, among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Rug Doctor and Direct Buy, among others. Net unrealized gain for the three months ended June 30, 2016 is primarily due to appreciation in the value of our investments in Crystal Financial LLC, WireCo Worldgroup Inc., Global Tel*Link Corporation, The Robbins Company and LegalZoom.com, Inc., among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Senior Secured Unitranche Loan Program LLC and Rug Doctor, among others. Net unrealized gain for the six months ended June 30, 2016 is primarily due to appreciation in the value of our investments in WireCo Worldgroup Inc., Crystal Financial LLC, Global Tel*Link Corporation, Asurion, LLC, Rug Doctor, The Robbins Company and LegalZoom.com, Inc., among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Senior Secured Unitranche Loan Program LLC and Bishop Lifting Products, Inc., among others.

Net Increase in Net Assets From Operations

For the three and six months ended June 30, 2017, the Company had a net increase in net assets resulting from operations of $18.8 million and $35.9 million, respectively. For the same periods, earnings per average share were $0.44 and $0.85, respectively. For the three and six months ended June 30, 2016, the Company had a net increase in net assets resulting from operations of $35.2 million and $63.4 million, respectively. For the same periods, earnings per average share were $0.83 and $1.50, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in September 2021, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of June 30, 2017, we had a total of $395.0 million of unused borrowing capacity under the Credit Facility, subject to borrowing base limits.

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

On May 10, 2012, the Company closed a private offering of $75 million of Senior Secured Notes with a fixed interest rate of 5.875% and a maturity date of May 10, 2017. Interest on the Senior Secured Notes was due semi-annually on May 10 and November 10. The Senior Secured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On May 10, 2017, the Senior Secured Notes matured and were repaid in full by the Company.

The primary uses of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $400 million in cash equivalents as of June 30, 2017.

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

Revolving & Term Loan Facility

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505 million of revolving credit and $50 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its non-extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110 million to $395 million. At June 30, 2017, outstanding USD equivalent borrowings under the Credit Facility totaled $50 million, comprised solely of outstanding term loans.

Senior Secured Notes

On May 10, 2012, the Company closed a private offering of $75 million of Senior Secured Notes with a fixed interest rate of 5.875% and a maturity date of May 10, 2017. Interest on the Senior Secured Notes was due semi-annually on May 10 and November 10. The Senior Secured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On May 10, 2017, the Senior Secured Notes matured and were repaid in full by the Company.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At June 30, 2017, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of June 30, 2017:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility(1)	$—	$—	$—	$—	$—
Unsecured senior notes	250.0	—	—	150.0	100.0
Term Loans	50.0	—	—	50.0	—

(1)	As of June 30, 2017, we had a total of $395.0 million of unused borrowing capacity under our revolving credit facility, subject to borrowing base limits.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2017 (through June 30, 2017)	$—	$—	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2017 (through June 30, 2017)	$150,000	$2,035	—	N/A
Fiscal 2016	50,000	430	—	N/A
2042 Unsecured Notes
Fiscal 2017 (through June 30, 2017)	$100,000	$1,357	—	$1,013
Fiscal 2016	100,000	859	—	1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017 (through June 30, 2017)	$—	$—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2017 (through June 30, 2017)	$50,000	$678	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2017 (through June 30, 2017)	$300,000	$4,070	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of June 30, 2017, asset coverage was 407.0%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the 2042 Unsecured Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2017, 2016, 2015, 2014, 2013 and 2012 periods was $101,286, $100,175, $98,196, $94,301, $93,392, and $92,302, respectively.

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

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to various delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of June 30, 2017 and December 31, 2016 is $52.1 million and $64.0 million, respectively, comprised of the following:

	June 30, 2017	December 31, 2016
Crystal Financial LLC	$44.3	$44.3
MRI Software LLC	2.9	—
aTyr Pharma, Inc.	2.5	5.0
CardioFocus, Inc.	2.0	—
Island Medical Management Holdings, LLC	0.4	—
Vapotherm, Inc.	—	10.0
SentreHeart, Inc.	—	2.5
Conventus Orthopaedics, Inc.	—	2.2

Total Commitments*	$52.1	$64.0

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

As of June 30, 2017 and December 31, 2016, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to Senior Secured Unitranche Loan Program LLC (“SSLP”), Senior Secured Unitranche Loan Program II LLC (“SSLP II”) and Solar Life Science Program LLC (“LSJV”), all disclosed in the notes to the Consolidated Financial Statements.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2017
August 1, 2017	September 21, 2017	October 3, 2017	$0.40
May 2, 2017	June 22, 2017	July 5, 2017	0.40
February 22, 2017	March 23, 2017	April 4, 2017	0.40

Total 2016			$1.20

Fiscal 2016
November 2, 2016	December 15, 2016	January 4, 2017	$0.40
August 2, 2016	September 22, 2016	October 4, 2016	0.40
May 3, 2016	June 23, 2016	July 1, 2016	0.40
February 24, 2016	March 24, 2016	April 1, 2016	0.40

Total 2016			$1.60

Fiscal 2015
November 3, 2015	December 17, 2015	January 6, 2016	$0.40
August 4, 2015	September 24, 2015	October 2, 2015	0.40
May 5, 2015	June 25, 2015	July 1, 2015	0.40
February 25, 2015	March 19, 2015	April 2, 2015	0.40

Total 2015			$1.60

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the six months ended June 30, 2017, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has a revolving credit facility that is generally based on floating LIBOR. Assuming no changes to our balance sheet as of June 30, 2017 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would reduce our net investment income by two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2017 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately thirteen cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2017, we have no interest rate hedging instruments outstanding.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	($0.02)	$0.13

We may also have exposure to foreign currencies (e.g., Canadian Dollars) through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. In order to reduce our exposure to fluctuations in foreign exchange rates, we may borrow from time-to-time in such currencies (e.g., Canadian Dollars) under our multi-currency revolving credit facility or enter into forward currency or similar contracts.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended June 30, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	First Supplemental Indenture, dated November 16, 2012, relating to the 6.75% Senior Notes due 2042, between the Registrant and U.S. Bank National Association as trustee(3)

Exhibit Number	Description

4.4	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Senior Secured Credit Agreement by and between the Registrant, Citibank, N.A., as administrative agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and SunTrust Bank, as documentation agent(9)

10.3	Form of Amendment No. 1 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(5)

10.4	Form of Amendment No. 2 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(10)

10.5	First Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(11)

10.6	Form of Custodian Agreement(7)

10.7	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(6)

10.8	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.9	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.10	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.11	Form of Registration Rights Agreement(4)

10.12	Form of Subscription Agreement(4)

10.13	Form of Amended and Restated Limited Liability Company Agreement, dated as of October 15, 2015, between Solar Capital Ltd., Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(8)

10.14	Form of Senior Secured Unitranche Loan Program II LLC Amended and Restated Limited Liability Company Agreement, dated as of August 5, 2016, by and between Solar Capital Ltd. and WFI Loanco, LLC(12)

10.15	Form of Solar Life Science Program LLC Limited Liability Company Agreement, dated as of February 22, 2017, by and between Solar Capital Ltd., Solar Senior Capital Ltd. and Deerfield Solar Holdings LLC(13)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.

(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.
(6)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
(7)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 3, 2015.
(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on July 6, 2012.
(10)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 2, 2016.
(11)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on August 2, 2016.
(12)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on August 11, 2016.
(13)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on May 2, 2017.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2017.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)