Form 10-Q
period 2017-09-30
Solar Capital Ltd.
filed 2017-11-02
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2017

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 1, 2017 was 42,260,826.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2017 (unaudited) and December 31, 2016	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2017 (unaudited) and the three and nine months ended September 30, 2016 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2017 (unaudited) and the year ended December 31, 2016	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 (unaudited) and the nine months ended September 30, 2016 (unaudited)	6

	Consolidated Schedule of Investments as of September 30, 2017 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2016	12

	Notes to Consolidated Financial Statements (unaudited)	16

	Report of Independent Registered Public Accounting Firm	45

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	72

Item 4.	Controls and Procedures	72

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	73

Item 1A.	Risk Factors	73

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 3.	Defaults Upon Senior Securities	73

Item 4.	Mine Safety Disclosures	73

Item 5.	Other Information	73

Item 6.	Exhibits	73

	Signatures	76

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1. Financial	Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Investments at fair value:
Companies less than 5% owned (cost: $769,203 and $815,955, respectively)	$764,354	$804,783
Companies 5% to 25% owned (cost: $0 and $8,511, respectively)	—	777
Companies more than 25% owned (cost: $608,496 and $477,491, respectively)	627,609	499,218
Cash	5,765	2,152
Cash equivalents (cost: $199,679 and $309,894, respectively)	199,679	309,894
Receivable for investments sold	7,925	13,602
Interest receivable	7,497	8,079
Dividends receivable	13,650	10,952
Other receivable	390	54
Prepaid expenses and other assets	1,193	1,036

Total assets	$1,628,062	$1,650,547

Liabilities
Revolving credit facility (see notes 6 and 8)	$175,000	$115,200
Unsecured senior notes due 2022 (see notes 6 and 8)	150,000	50,000
Unsecured senior notes due 2042 ($100,000 and $100,000 face amounts, respectively, reported net of unamortized debt issuance costs of $2,804 and $2,886, respectively. See note 8)	97,196	97,114
Senior secured notes (see notes 6 and 8)	—	75,000
Term loan (see notes 6 and 8)	50,000	50,000
Distributions payable	16,904	16,899
Payable for investments and cash equivalents purchased	199,680	309,894
Management fee payable (see note 3)	6,751	6,870
Performance-based incentive fee payable (see note 3)	4,329	4,412
Interest payable (see note 8)	4,390	2,225
Administrative services expense payable (see note 3)	2,092	3,289
Other liabilities and accrued expenses	537	1,137

Total liabilities	$706,879	$732,040

Commitments and contingencies (see notes 12, 13, 14 and 15)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,248,525 shares issued and outstanding, respectively	$423	$422
Paid-in capital in excess of par	990,011	989,732
Distributions in excess of net investment income	(12,831)	(11,847)
Accumulated net realized loss	(70,684)	(62,621)
Net unrealized appreciation	14,264	2,821

Total net assets	$921,183	$918,507

Net Asset Value Per Share	$21.80	$21.74

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$21,465	$29,076	$64,882	$83,375
Companies more than 25% owned	293	429	935	1,437
Dividends:
Companies less than 5% owned	5	1	21	1
Companies more than 25% owned	13,726	9,852	37,080	29,604
Other income:
Companies less than 5% owned	264	403	993	702
Companies more than 25% owned	394	37	516	81

Total investment income	36,147	39,798	104,427	115,200

EXPENSES:
Management fees (see note 3)	$6,751	$7,318	$20,037	$21,245
Performance-based incentive fees (see note 3)	4,329	4,251	12,395	13,363
Interest and other credit facility expenses (see note 8)	5,348	8,519	15,974	19,083
Administrative services expense (see note 3)	1,346	1,617	3,994	4,417
Other general and administrative expenses	1,058	1,089	2,303	3,640

Total expenses	18,832	22,794	54,703	61,748

Net investment income	$17,315	$17,004	$49,724	$53,452

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$(28)	$469	$470	$507
Companies 5% to 25% owned	(8,515)	301	(8,534)	201

Net realized gain (loss) on investments and cash equivalents	(8,543)	770	(8,064)	708
Net realized gain (loss) on foreign currencies	2	(1)	1	1

Net realized gain (loss)	(8,541)	769	(8,063)	709

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	1,061	6,615	6,324	25,609
Companies 5% to 25% owned	8,511	(67)	7,734	60
Companies more than 25% owned	(1,182)	1,298	(2,614)	9,141

Net change in unrealized gain (loss) on investments and cash equivalents	8,390	7,846	11,444	34,810
Net change in unrealized loss on foreign currencies	(1)	—	(1)	—

Net change in unrealized gain (loss)	8,389	7,846	11,443	34,810

Net realized and unrealized gain (loss) on investments, cash equivalents and foreign currencies	(152)	8,615	3,380	35,519

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,163	$25,619	$53,104	$88,971

EARNINGS PER SHARE (see note 5)	$0.41	$0.61	$1.26	$2.11

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Nine months ended September 30, 2017 (unaudited)	Year ended December 31, 2016
Increase in net assets resulting from operations:
Net investment income	$49,724	$71,101
Net realized gain (loss)	(8,063)	776
Net change in unrealized gain	11,443	34,938

Net increase in net assets resulting from operations	53,104	106,815

Distributions to stockholders:
From net investment income	(50,708)	(67,598)

Capital transactions (see note 17):
Reinvestment of distributions	280	—
Repurchases of common stock	—	(3,408)

Net increase (decrease) in net assets resulting from capital transactions	280	(3,408)

Total increase in net assets	2,676	35,809
Net assets at beginning of period	918,507	882,698

Net assets at end of period(1)	$921,183	$918,507

Capital stock activity:
Common stock issued from reinvestment of distributions	12,301	—
Common stock repurchased	—	(216,237)

Net increase (decrease) from capital stock activity	12,301	(216,237)

(1)	Includes overdistributed net investment income of ($12,831) and ($11,847), respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$53,104	$88,971
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	8,064	(708)
Net realized gain on foreign currencies	(1)	(1)
Net change in unrealized (gain) loss on investments and cash equivalents	(11,444)	(34,810)
Net change in unrealized loss on foreign currencies	1	—
(Increase) decrease in operating assets:
Purchase of investments	(351,516)	(372,727)
Proceeds from disposition of investments	267,739	358,767
Capitalization of payment-in-kind interest	(201)	—
Collections of payment-in-kind interest	173	243
Receivable for investments sold	5,677	2,006
Interest receivable	582	(328)
Dividends receivable	(2,698)	(1,266)
Other receivable	(336)	(29)
Prepaid expenses and other assets	(157)	(84)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(110,214)	14,957
Management fee payable	(119)	795
Performance-based incentive fee payable	(83)	2,843
Administrative services expense payable	(1,197)	64
Interest payable	2,165	1,048
Other liabilities and accrued expenses	(600)	694

Net Cash Provided by (Used in) Operating Activities	(141,061)	60,435

Cash Flows from Financing Activities:
Cash distributions paid	(50,423)	(50,785)
Proceeds from issuance of unsecured debt	100,000	—
Deferred financing costs	82	83
Repurchase of common stock	—	(3,408)
Proceeds from secured borrowings	452,200	570,000
Repayment of secured borrowings	(467,400)	(560,200)

Net Cash Provided by (Used in) Financing Activities	34,459	(44,310)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(106,602)	16,125
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	312,046	277,570

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$205,444	$293,695

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,809	$18,035

Non-cash financing activities consist of the reinvestment of distributions of $280 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (10)	LIBOR Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount		Cost	Fair Value
Senior Secured Loans — 76.4%

Bank Debt/Senior Secured Loans
AccentCare, Inc. (12)	Health Care Providers & Services	L+950	1.00%	10.82%	9/3/2015	9/3/2022		$10,000	$9,864	$9,900
Aegis Toxicology Sciences Corporation (12)	Health Care Providers & Services	L+850	1.00%	9.83%	2/20/2014	8/24/2021		31,000	30,584	30,380
American Teleconferencing Services, Ltd. (PGI) (12).	Communications Equipment	L+650	1.00%	7.78%	5/5/2016	12/8/2021		21,924	21,374	21,486
Amerilife Group, LLC (12)	Insurance	L+875	1.00%	9.98%	7/9/2015	1/10/2023		15,000	14,766	14,850
Argo Turboserve Corporation & Argo Tech, LLC ††(12)	Air Freight & Logistics	L+1425 (11)	—	15.57%	5/2/2014	5/2/2018		11,799	11,459	11,799
AviatorCap SII, LLC I (3)(12)	Aerospace & Defense	—	—	12.00%	5/31/2011	1/31/2019		142	142	142
Bishop Lifting Products, Inc. (8)(12).	Trading Companies & Distributors	L+800	1.00%	9.24%	3/24/2014	3/27/2022		25,000	24,849	22,813
Datapipe, Inc. (12)	IT Services	L+800	1.00%	9.31%	8/14/2014	9/15/2019		27,000	26,723	27,270
DISA Holdings Acquisition Subsidiary Corp. (12)	Professional Services	L+850	1.00%	9.80%	12/9/2014	6/9/2021		51,476	50,979	51,476
Easyfinancial Services, Inc. (5)(6)(12)	Consumer Finance	BA+699	1.00%	8.31%	9/27/2012	10/4/2019	C$	10,000	9,261	8,014
Falmouth Group Holdings Corp. (AMPAC) (12)	Chemicals	L+675	1.00%	7.99%	12/7/2015	12/14/2021		$9,467	9,430	9,467
Global Tel*Link Corporation	Communications Equipment	L+375	1.25%	5.33%	11/6/2015	5/23/2020		7,215	6,134	7,299
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.08%	5/21/2013	11/23/2020		18,500	18,304	18,469
Greystone Select Holdings LLC & Greystone & Co., Inc. (12)	Thrifts & Mortgage Finance	L+800	1.00%	9.26%	3/29/2017	4/17/2024		20,000	19,810	20,000
IHS Intermediate, Inc. (12)	Health Care Providers & Services	L+825	1.00%	9.56%	6/19/2015	7/20/2022		25,000	24,623	24,500
K2 Pure Solutions NoCal, L.P. (12)	Chemicals	L+900	1.00%	10.24%	8/19/2013	2/19/2021		7,475	7,393	7,232
Kore Wireless Group, Inc. (12)	Wireless Telecommunication Services	L+825	1.00%	9.58%	9/12/2014	3/12/2021		55,500	54,824	54,390
MRI Software LLC (12)	Software	L+600	1.00%	7.32%	6/7/2017	6/30/2023		15,210	15,061	15,058
PhyMed Management LLC (12)	Health Care Providers & Services	L+875	1.00%	10.07%	12/18/2015	5/18/2021		32,321	31,376	31,352
Rug Doctor LLC (3)(12)	Diversified Consumer Services	L+975	1.50%	11.25%	12/23/2013	12/31/2018		9,111	8,995	9,111
Salient Partners, L.P. (12)	Asset Management	L+850	1.00%	9.80%	6/10/2015	6/9/2021		14,180	13,989	14,180
Southern Auto Finance Company (6)(12)	Consumer Finance	—	—	11.15%	10/19/2011	12/4/2018		25,000	24,881	24,750
The Octave Music Group, Inc. (fka TouchTunes) (12)	Media	L+825	1.00%	9.57%	5/28/2015	5/27/2022		14,000	13,845	14,000
Varilease Finance, Inc. (12)	Multi-Sector Holdings	L+825	1.00%	9.55%	8/22/2014	8/24/2020		48,000	47,511	48,000

Total Bank Debt/Senior Secured Loans									$496,177	$495,938

Life Science Senior Secured Loans
Achaogen, Inc. (6)(12)	Pharmaceuticals	L+699	1.00%	8.23%	8/5/2015	8/5/2019		23,958	$24,728	$24,917
aTyr Pharma, Inc. (12)	Pharmaceuticals	P+410	—	8.35%	11/18/2016	11/18/2020		7,500	7,472	7,575
Axcella Health Inc. (12)	Pharmaceuticals	L+880	—	10.04%	8/7/2015	8/31/2019		20,000	20,520	20,500
Breathe Technologies, Inc. (12)	Health Care Equipment & Supplies	L+830	—	9.54%	11/5/2015	11/5/2019		15,000	15,423	14,625
CardioDx, Inc. (12)	Health Care Providers & Services	P+670	—	10.95%	6/18/2015	4/1/2019		4,750	5,190	5,106
CardioFocus, Inc. (12)	Health Care Equipment & Supplies	L+750	—	8.73%	3/31/2017	7/1/2020		4,300	4,289	4,300
Cardiva Medical, Inc. (12)	Health Care Equipment & Supplies	L+865	—	9.89%	2/2/2017	2/2/2021		6,000	6,089	6,030
CAS Medical Systems, Inc. (12)	Health Care Equipment & Supplies	L+875	—	9.99%	6/30/2016	7/1/2020		6,000	6,063	6,045
Cianna Medical, Inc. (12)	Health Care Equipment & Supplies	L+900	—	10.24%	9/28/2016	9/28/2020		7,500	7,576	7,556
Clinical Ink, Inc. (12)	Health Care Technology	L+850	0.70%	9.74%	3/8/2016	3/8/2020		5,417	5,466	5,417
Conventus Orthopaedics, Inc. (12).	Health Care Equipment & Supplies	L+865	—	9.88%	6/15/2016	6/1/2020		5,250	5,263	5,093
Delphinus Medical Technologies, Inc. (12)	Health Care Equipment & Supplies	L+850	—	9.73%	8/18/2017	9/1/2021		3,750	3,647	3,675
Lumeris Solutions Company, LLC (12)	Health Care Technology	L+860	0.25%	9.83%	3/22/2017	2/1/2020		16,000	16,058	16,080
Mitralign, Inc. (12)	Health Care Equipment & Supplies	—	—	9.48%	4/22/2016	12/1/2018		1,042	1,036	1,036
Nabsys 2.0 LLC (12)	Life Sciences Tools & Services	—	—	8.90%	4/22/2016	10/13/2018		2,992	3,248	3,082
PQ Bypass, Inc. (12)	Health Care Equipment & Supplies	L+885	—	10.09%	4/21/2016	4/21/2020		5,000	4,992	4,975
Rapid Micro Biosystems, Inc. (12)	Life Sciences Tools & Services	L+880	—	10.04%	6/30/2015	6/30/2019		15,360	16,039	15,130
scPharmaceuticals, Inc. (12)	Pharmaceuticals	L+845	—	9.68%	5/23/2017	5/1/2021		5,000	4,938	4,925
Scynexis, Inc. (12)	Pharmaceuticals	L+849	—	9.72%	9/30/2016	9/30/2020		15,000	14,988	14,850
SentreHeart, Inc. (12)	Health Care Equipment & Supplies	L+885	—	10.09%	11/15/2016	11/15/2020		10,000	9,913	9,950
Sunesis Pharmaceuticals, Inc. (12)	Pharmaceuticals	L+854	—	9.77%	3/31/2016	4/1/2020		3,750	3,748	3,769
Trevi Therapeutics, Inc. (12)	Pharmaceuticals	L+775	—	8.99%	12/29/2014	6/29/2018		3,438	3,771	3,635
Vapotherm, Inc. (12)	Health Care Equipment & Supplies	L+899	—	10.23%	11/16/2016	5/16/2021		20,000	19,978	19,950

Total Life Science Senior Secured Loans									$210,435	$208,221

Total Senior Secured Loans									$706,612	$704,159

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing—23.1%
Althoff Crane Service, Inc. (12)(14)	Commercial Services & Supplies	10.55%	7/31/2017	6/8/2022	$1,564	$1,564	$1,564
BB578, LLC (12)(14)	Media	10.00%	7/31/2017	11/1/2021	832	832	836
Beverly Hills Limo and Corporate Coach, Inc. (12)(14)	Road & Rail	10.34%	7/31/2017	2/28/2018	136	136	135
Blue Star Materials II, LLC (12)(14)	Construction Materials	39.06%	7/31/2017	5/1/2018	170	170	170
Carl R. Bieber, Inc. (12)(14)	Hotels, Restaurants & Leisure	9.92%	7/31/2017	1/13/2024	1,417	1,417	1,413
Central Freight Lines, Inc. (12)(14)	Road & Rail	7.16%	7/31/2017	1/14/2024	2,043	2,043	2,043
Cfactor Leasing Corp. & CZM USA, Corp. (12)(14)	Machinery	12.00-12.12%	7/31/2017	5/31/2019-1/15/2021	2,979	2,979	3,027
Family First Freight, LLC (12)(14)	Road & Rail	10.11%	7/31/2017	1/22/2022	530	530	529
Haljoe Coaches USA, LLC (12)(14)	Road & Rail	8.12-8.57%	7/31/2017	7/1/2022-11/15/2022	5,348	5,348	5,348
Knight Transfer Services, Inc. & Dumpstr Xpress, Inc. (12)(14)	Commercial Services & Supplies	12.05-12.76%	7/31/2017	4/11/2020-4/30/2020	930	930	945
Logicorp Enterprises, LLC (12)(14)	Road & Rail	12.18%	7/31/2017	2/3/2021	4,214	4,214	4,214
Marcal Manufacturing, LLC dba Soundview Paper Company, LLC (12)(14)	Paper & Forest Products	12.91-12.98%	7/31/2017	7/30/2022-10/25/2022	1,720	1,720	1,720
Meridian Consulting I Corp, Inc. (12)(14)	Hotels, Restaurants & Leisure	10.72%	7/31/2017	12/4/2021	3,874	3,874	3,901
Moore Freight Service, Inc. (12)(14)	Road & Rail	10.22%	7/31/2017	6/20/2019	870	870	870
Mountain Air Helicopters, Inc. (12)(14)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022	1,942	1,942	1,942
OKK Equipment, LLC (12)(14)	Commercial Services & Supplies	10.15%	7/31/2017	8/27/2023	732	732	733
Reston Limousine & Travel Service, Inc. (12)(14)	Road & Rail	11.81%	9/13/2017	10/1/2021	1,955	1,984	1,984
Rossco Crane & Rigging, Inc. (12)(14)	Commercial Services & Supplies	11.53%	8/25/2017	9/1/2022	739	739	739
Royal Coach Lines, Inc. (12)(14)	Road & Rail	10.03%	7/31/2017	8/28/2018	514	514	509
RVR Air Charter, LLC & RVR Aviation, LLC (12)(14)	Airlines	12.00%	7/31/2017	1/1/2022	1,609	1,609	1,609
Santek Environmental, LLC (12)(14)	Commercial Services & Supplies	10.00%	7/31/2017	3/1/2021	166	166	163
Santek Environmental of Alabama, LLC (12)(14)	Commercial Services & Supplies	8.95-10.00%	7/31/2017	12/18/2020-11/29/2021	270	270	268
Sidelines Tree Service LLC (12)(14)	Diversified Consumer Services	10.31%-10.52%	7/31/2017	8/1/2022-10/1/2022	543	545	546
Southern Nevada Oral & Maxillofacial Surgery, LLC (12)(14)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	1,548	1,548	1,548
ST Coaches, LLC (12)(14)	Road & Rail	8.23-8.72%	7/31/2017	10/1/2022-11/18/2022	3,779	3,779	3,779
Sturgeon Services International Inc. (12)(14)	Energy Equipment & Services	17.07%	7/31/2017	2/28/2022	2,317	2,317	2,328
Sun-Tech Leasing of Texas, L.P. (12)(14)	Road & Rail	8.68-17.37%	7/31/2017	5/4/2018-7/25/2021	1,624	1,624	1,619
Superior Transportation, Inc. (12)(14)	Road & Rail	9.77-10.26%	7/31/2017	4/23/2022-11/25/2022	3,628	3,628	3,628
The Smedley Company & Smedley Services, Inc. (12)(14)	Commercial Services & Supplies	11.63%	7/31/2017	2/10/2024	3,190	3,190	3,190
Tornado Bus Company (12)(14)	Road & Rail	10.78%	7/31/2017	9/1/2021	2,862	2,862	2,853
Waste Services of Tennessee, LLC (12)(14)	Commercial Services & Supplies	8.95-10.15%	7/31/2017	2/7/2021-11/29/2021	1,040	1,040	1,038
Waste Services of Texas, LLC (12)(14)	Commercial Services & Supplies	8.95%	7/31/2017	12/6/2021	200	200	200
WJV658, LLC (12)(14)	Airlines	8.50%	7/31/2017	7/1/2022	8,587	8,587	8,587
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc. (12)(14)	Construction & Engineering	7.50%	7/31/2017	10/1/2022	4,175	4,175	4,175

					Shares/Units
NEF Holdings, LLC Equity Interests (3)(12)(13)	Multi-Sector Holdings		7/31/2017		200	145,000	145,000

Total Equipment Financing						$213,078	$213,153

Preferred Equity—1.5%
SOAGG LLC (3)(6)(7)	Aerospace & Defense	8.00%	12/14/2010	6/30/2020	4,577	$4,577	$4,900
SOINT, LLC (3)(6)(7)	Aerospace & Defense	15.00%	6/8/2012	6/30/2020	83,808	8,381	8,750

Total Preferred Equity						$12,958	$13,650

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—50.1%
Ark Real Estate Partners LP (2)(3)(12)*	Diversified Real Estate Activities	3/12/2007	—	$527	$263
Ark Real Estate Partners II LP (2)(3)(12)*	Diversified Real Estate Activities	10/23/2012	—	12	6
aTyr Pharma, Inc. Warrants (12)*	Pharmaceuticals	11/18/2016	68,604	89	157
B Riley Financial Inc. (6)	Research & Consulting Services	3/16/2007	38,015	2,684	648
CardioDx, Inc. Warrants (12)*	Health Care Providers & Services	6/18/2015	39,863	129	—
CardioFocus, Inc. Warrants (12)*	Health Care Equipment & Supplies	3/31/2017	357,643	42	37
CAS Medical Systems, Inc. Warrants (12)*	Health Care Equipment & Supplies	6/30/2016	48,491	38	2
Cianna Medical, Inc. Warrants (12)*	Health Care Equipment & Supplies	9/28/2016	112,158	47	41
Conventus Orthopaedics, Inc. Warrants (12)*	Health Care Equipment & Supplies	6/15/2016	157,500	65	46
Crystal Financial LLC (3)(6)(12)	Diversified Financial Services	12/28/2012	280,303	280,737	304,700
Delphinus Medical Technologies, Inc. Warrants (12)*	Health Care Equipment & Supplies	8/18/2017	380,904	74	66
Essence Group Holdings Corporation (Lumeris) Warrants (12)*	Health Care Technology	3/22/2017	208,000	63	163
PQ Bypass, Inc. Warrants (12)*	Health Care Equipment & Supplies	4/21/2016	176,471	70	41
RD Holdco Inc. (Rug Doctor) (3)(12)*	Diversified Consumer Services	12/23/2013	231,177	15,683	10,075
RD Holdco Inc. (Rug Doctor) Class B (3)(12)*	Diversified Consumer Services	12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)(12)*	Diversified Consumer Services	12/23/2013	30,370	381	34
Scynexis, Inc. Warrants (12)*	Pharmaceuticals	9/30/2016	122,435	105	7
Senior Secured Unitranche Loan Program LLC (3)(6)(12).	Asset Management	11/25/2015	—	90,591	90,282
Senior Secured Unitranche Loan Program II LLC (3)(6)(12)	Asset Management	8/5/2016	—	48,254	49,130
SentreHeart, Inc. Warrants (12)*	Health Care Equipment & Supplies	11/15/2016	261,825	126	85
Sunesis Pharmaceuticals, Inc. Warrants (12)*	Pharmaceuticals	3/31/2016	104,001	118	2

Total Common Equity/Equity Interests/Warrants				$445,051	$461,001

Total Investments (9)—151.1%				$1,377,699	$1,391,963

			Par Amount
Cash Equivalents—21.7%
U.S. Treasury Bill, 11/30/2017	Government	9/29/2017	$200,000	$199,679	$199,679

Total Investments & Cash Equivalents—172.8%				$1,577,378	$1,591,642
Liabilities in Excess of Other Assets—(72.8%)					(670,459)

Net Assets—100.0%					$921,183

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2017.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share/unit amounts)

(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2017 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend/ Other Income	Fair Value at September 30, 2017
Ark Real Estate Partners LP	$336	$—	$—	$—	$(73)	$—	$263
Ark Real Estate Partners II LP	8	—	—	—	(2)	—	6
AviatorCap SII, LLC I	497	—	355	—	—	29	142
Crystal Financial LLC	305,000	—	—	—	(300)	23,700	304,700
NEF Holdings, LLC	—	145,000	—	—	—	2,395	145,000
RD Holdco Inc. (Rug Doctor, common equity)	13,574	—	—	—	(3,499)	—	10,075
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	168	—	—	—	(134)	—	34
Rug Doctor LLC	9,111	—	—	—	(69)	860	9,111
Senior Secured Unitranche Loan Program LLC (“SSLP”)	100,653	—	11,288	—	917	6,414	90,282
Senior Secured Unitranche Loan Program II LLC (“SSLP II”)	47,363	4,436	3,145	—	476	3,805	49,130
SOAGG LLC	5,806	—	1,046	—	140	305	4,900
SOINT, LLC	2,386	—	2,386	—	(6)	60	—
SOINT, LLC (preferred equity)	9,100	—	286	—	(64)	963	8,750

	$499,218	$149,436	$18,506	$—	$(2,614)	$38,531	$627,609

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2017 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend Income	Fair Value at September 30, 2017
Direct Buy Inc. (common equity)	$—	$—	$—	$—	$—	$—	$—
Direct Buy Inc. (senior secured loan)	777	333	11,439	(8,511)	7,734	—	—
DSW Group Holdings LLC	—	—	—	(23)†	—	—	—

	$777	$333	$11,439	$(8,534)	$7,734	$—	$—

(5)	The following entity is domiciled outside the United States and the investments are denominated in Canadian Dollars: Easyfinancial Services, Inc. in Canada.
(6)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2017, on a fair value basis, non-qualifying assets in the portfolio represented 31.4% of the total assets of the Company.
(7)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(8)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(9)	Aggregate net unrealized depreciation for U.S. federal income tax purposes is $8,367; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $27,570 and $19,203, respectively, based on a tax cost of $1,383,596. All of the Company’s investments are pledged as collateral against the borrowings outstanding on the revolving credit facility.
(10)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(11)	Spread is 12.25% Cash / 2.00% PIK.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2017

(in thousands)

(12)	Investment valued using significant unobservable inputs.
(13)	NEF Holdings, LLC is held through NEFCORP LLC, a wholly-owned consolidated taxable subsidiary and NEFPASS LLC, a wholly-owned consolidated subsidiary.
(14)	Indicates an investment that is wholly held by Solar Capital Ltd. through NEFPASS LLC.
*	Non-income producing security.
†	Represents estimated change in receivable balance.
††	Investment contains a payment-in-kind (“PIK”) feature.

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2017
Diversified Financial Services (Crystal Financial LLC)	21.9%
Multi-Sector Holdings (includes NEF Holdings, LLC)	13.9%
Asset Management (includes SSLP and SSLP II)	11.0%
Health Care Providers & Services	7.4%
Health Care Equipment & Supplies	6.0%
Pharmaceuticals	5.7%
Wireless Telecommunication Services	3.9%
Professional Services	3.7%
Communications Equipment	3.4%
Consumer Finance	2.3%
Road & Rail	2.0%
IT Services	2.0%
Diversified Consumer Services	1.8%
Trading Companies & Distributors	1.6%
Health Care Technology	1.5%
Thrifts & Mortgage Finance	1.4%
Life Sciences Tools & Services	1.3%
Chemicals	1.2%
Software	1.1%
Insurance	1.1%
Media	1.1%
Aerospace & Defense	1.0%
Air Freight & Logistics	0.9%
Commercial Services & Supplies	0.8%
Airlines	0.7%
Hotels, Restaurants & Leisure	0.4%
Construction & Engineering	0.3%
Machinery	0.2%
Energy Equipment & Services	0.2%
Paper & Forest Products	0.1%
Research & Consulting Services	0.1%
Diversified Real Estate Activities	0.0%
Construction Materials	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (10)	LIBOR Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount		Cost	Fair Value
Bank Debt/Senior Secured Loans—85.8%
AccentCare, Inc.	Health Care Providers & Services	L+950	1.00%	10.50%	9/3/2015	9/3/2022		$17,500	$17,235	$17,369
Achaogen, Inc. (6)	Pharmaceuticals	L+699	1.00%	7.99%	8/5/2015	8/5/2019		25,000	25,297	25,625
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+850	1.00%	9.50%	2/20/2014	8/24/2021		29,000	28,731	27,115
AgaMatrix, Inc.	Health Care Equipment & Supplies	L+835	—	9.00%	2/6/2015	2/1/2019		8,667	8,708	8,753
AirXpanders, Inc.	Health Care Equipment & Supplies	—	—	7.34%	4/22/2016	7/14/2017		1,000	1,015	1,025
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650	1.00%	7.50%	5/5/2016	12/8/2021		5,591	5,081	5,437
Amerilife Group, LLC	Insurance	L+875	1.00%	9.75%	7/9/2015	1/10/2023		15,000	14,742	14,700
Argo Turboserve Corporation & Argo Tech, LLC	Air Freight & Logistics	L+1025	—	11.19%	5/2/2014	5/2/2018		12,330	12,330	12,206
Asurion, LLC	Insurance	L+750	1.00%	8.50%	2/27/2014	3/3/2021		3,360	3,140	3,422
aTyr Pharma, Inc.	Pharmaceuticals	P+410	—	7.60%	11/18/2016	11/18/2020		5,000	4,896	4,880
AviatorCap SII, LLC I (3)	Aerospace & Defense	—	—	12.00%	5/31/2011	1/31/2019		497	497	497
Axcella Health Inc.	Pharmaceuticals	L+880	—	9.41%	8/7/2015	8/31/2019		20,000	20,151	20,100
Bishop Lifting Products, Inc. (8)	Trading Companies & Distributors	L+800	1.00%	9.00%	3/24/2014	3/27/2022		25,000	24,827	20,500
Breathe Technologies, Inc.	Health Care Equipment & Supplies	L+830	—	8.91%	11/5/2015	11/5/2019		15,000	15,089	12,750
CardioDx, Inc.	Health Care Providers & Services	P+670	—	10.45%	6/18/2015	4/1/2019		7,000	7,205	6,860
Cardiva Medical, Inc.	Health Care Equipment & Supplies	L+870	—	9.31%	8/19/2015	8/19/2019		8,500	8,645	8,585
CAS Medical Systems, Inc.	Health Care Equipment & Supplies	L+875	—	9.36%	6/30/2016	7/1/2020		6,000	6,003	6,000
Cerapedics, Inc.	Health Care Equipment & Supplies	—	—	8.68-8.78%	4/22/2016	3/1/2019		6,394	6,181	6,394
Cianna Medical, Inc.	Health Care Equipment & Supplies	L+900	—	9.61%	9/28/2016	9/28/2020		6,000	5,988	6,000
Clinical Ink, Inc.	Health Care Technology	L+850	0.70%	9.20%	3/8/2016	3/8/2020		6,500	6,490	6,435
Conventus Orthopaedics, Inc.	Health Care Equipment & Supplies	L+865	—	9.28%	6/15/2016	6/1/2020		5,250	5,182	5,198
Datapipe, Inc.	IT Services	L+800	1.00%	9.00%	8/14/2014	9/15/2019		27,000	26,629	26,892
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	—	—	9.25-9.30%	4/22/2016	2/23/2017		400	434	420
Direct Buy Inc. (4)**	Multiline Retail	—	—	12.00% PIK	11/5/2012	10/31/2019		11,105	8,511	777
DISA Holdings Acquisition Subsidiary Corp.	Professional Services	L+850	1.00%	9.50%	12/9/2014	6/9/2021		51,476	50,898	50,704
Easyfinancial Services, Inc. (5)(6)	Consumer Finance	BA+699	1.00%	7.99%	9/27/2012	10/4/2019	C$	10,000	9,261	7,410
Emerging Markets Communications, LLC	Wireless Telecommunication Services	L+962.5	1.00%	10.63%	6/29/2015	7/1/2022		$27,000	26,658	27,000
Entegrion, Inc.	Health Care Equipment & Supplies	—	—	10.03%	4/22/2016	4/1/2017		400	414	412
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675	1.00%	7.75%	12/7/2015	12/14/2021		10,164	10,114	10,164
Global Tel*Link Corporation	Communications Equipment	L+375	1.25%	5.00%	11/6/2015	5/23/2020		7,328	5,978	7,310
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%	5/21/2013	11/23/2020		18,500	18,265	18,012
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800	1.00%	9.00%	3/25/2014	3/26/2021		9,680	9,642	9,559
Hyland Software, Inc.	Software	L+725	1.00%	8.25%	6/12/2015	6/30/2023		5,000	4,979	5,000
IHS Intermediate, Inc.	Health Care Providers & Services	L+825	1.00%	9.25%	6/19/2015	7/20/2022		25,000	24,578	24,125
Inmar Acquisition Sub, Inc.	Professional Services	L+700	1.00%	8.00%	1/27/2014	1/27/2022		10,000	9,929	9,850
K2 Pure Solutions NoCal, L.P.	Chemicals	L+900	1.00%	10.00%	8/19/2013	2/19/2021		7,475	7,398	7,176
Kore Wireless Group, Inc.	Wireless Telecommunication Services	L+825	1.00%	9.25%	9/12/2014	3/12/2021		55,500	54,704	54,945
Lumeris Solutions Company, LLC	Health Care Technology	—	—	9.42%	4/22/2016	12/27/2017		8,296	8,458	8,379
Mitralign, Inc.	Health Care Equipment & Supplies	—	—	9.48%	4/22/2016	12/1/2018		1,667	1,604	1,658
Nabsys 2.0 LLC	Life Sciences Tools & Services	—	—	8.90%	4/22/2016	10/13/2018		5,064	4,959	5,115
PhyMed Management LLC	Health Care Providers & Services	L+875	1.00%	9.75%	12/18/2015	5/18/2021		32,321	31,222	31,190
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+885	—	9.46%	4/21/2016	4/21/2020		5,000	4,933	4,950
Rapid Micro Biosystems, Inc.	Life Sciences Tools & Services	L+880	—	9.42%	6/30/2015	6/30/2019		16,000	16,331	15,760
Rug Doctor LLC (3)	Diversified Consumer Services	L+975	1.50%	11.25%	12/23/2013	12/31/2018		9,111	8,927	9,111
Salient Partners, L.P.	Asset Management	L+850	1.00%	9.50%	6/10/2015	6/9/2021		14,993	14,757	14,619
Scynexis, Inc.	Pharmaceuticals	L+849	—	9.12%	9/30/2016	9/30/2020		15,000	14,806	14,850
SentreHeart, Inc.	Health Care Equipment & Supplies	L+885	—	9.46%	11/15/2016	11/15/2020		7,500	7,341	7,325
SOINT, LLC (3)	Aerospace & Defense	—	—	15.00%	6/8/2012	11/30/2018		2,386	2,381	2,386

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2016

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (10)	LIBOR Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Southern Auto Finance Company (6)	Consumer Finance	—	—	11.15%	10/19/2011	12/4/2018	25,000	24,815	24,500
Sunesis Pharmaceuticals, Inc.	Pharmaceuticals	L+854	—	9.17%	3/31/2016	4/1/2020	7,500	7,398	7,463
TierPoint, LLC	IT Services	L+875-887.5	1.00%	9.75-9.88%	12/2/2014	12/2/2022	34,000	33,656	33,439
TMK Hawk Parent, Corp. (TriMark)	Trading Companies and Distributors	L+750	1.00%	8.50%	9/26/2014	10/1/2022	20,000	19,843	20,000
TouchTunes Interactive Networks, Inc.	Media	L+825	1.00%	9.25%	5/28/2015	5/27/2022	14,000	13,826	13,825
Trevi Therapeutics, Inc.	Pharmaceuticals	L+775	—	8.37%	12/29/2014	6/29/2018	6,531	6,720	6,597
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+925	1.00%	10.25%	9/24/2014	9/24/2020	30,000	29,795	29,700
Vapotherm, Inc.	Health Care Equipment & Supplies	L+899	—	9.60%	11/16/2016	5/16/2021	10,000	9,915	9,900
Varilease Finance, Inc.	Multi-Sector Holdings	L+825	1.00%	9.25%	8/22/2014	8/24/2020	48,000	47,405	47,880

Total Bank Debt/Senior Secured Loans								$804,917	$788,254

Subordinated Debt/Corporate Notes—3.1%

Alegeus Technologies Holdings Corp.	Health Care Technology	L+1200	1.00%	13.00%	6/24/2012	2/15/2019	28,200	$27,937	$28,059

							Shares/Units
Preferred Equity—1.6%
SOAGG LLC (3)(6)(7)	Aerospace & Defense	—	—	8.00%	12/14/2010	6/30/2018	5,622	$5,622	$5,806
SOINT, LLC (3)(6)(7)	Aerospace & Defense	—	—	15.00%	6/8/2012	6/30/2018	86,667	8,667	9,100

Total Preferred Equity								$14,289	$14,906

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—51.6%
Ark Real Estate Partners LP (2)(3)*	Diversified Real Estate Activities		3/12/2007		—	$527	$336
Ark Real Estate Partners II LP (2)(3)*	Diversified Real Estate Activities		10/23/2012		—	12	8
aTyr Pharma, Inc. Warrants*	Pharmaceuticals		11/18/2016		47,771	70	23
B Riley Financial Inc. (6)	Research & Consulting Services		3/16/2007		38,015	2,684	701
CardioDx, Inc. Warrants*	Health Care Providers & Services		6/18/2015		39,863	129	—
CAS Medical Systems, Inc. Warrants*	Health Care Equipment & Supplies		6/30/2016		48,491	38	29
Cianna Medical, Inc. Warrants*	Health Care Equipment & Supplies		9/28/2016		89,726	37	52
Conventus Orthopaedics, Inc. Warrants*	Health Care Equipment & Supplies		6/15/2016		157,500	65	67
Crystal Financial LLC (3)(6)	Diversified Financial Services		12/28/2012		280,303	280,737	305,000
Direct Buy Inc. (4)*	Multiline Retail		11/5/2012		76,999	—	—
PQ Bypass, Inc. Warrants*	Health Care Equipment & Supplies		4/21/2016		176,471	70	63
RD Holdco Inc. (Rug Doctor) (3)*	Diversified Consumer Services		12/23/2013		231,177	15,683	13,574
RD Holdco Inc. (Rug Doctor) Class B (3)*	Diversified Consumer Services		12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)*	Diversified Consumer Services		12/23/2013		30,370	381	168
Scynexis, Inc. Warrants*	Pharmaceuticals		9/30/2016		122,435	105	90
Senior Secured Unitranche Loan Program LLC (3)(6)	Asset Management		11/25/2015		—	101,878	100,653
Senior Secured Unitranche Loan Program II LLC (3)(6)	Asset Management		8/5/2016		—	46,963	47,363
SentreHeart, Inc. Warrants*	Health Care Equipment & Supplies		11/15/2016		196,369	101	98
Sunesis Pharmaceuticals, Inc. Warrants*	Pharmaceuticals		3/31/2016		104,001	118	118

Total Common Equity/Equity Interests/Warrants						$454,814	$473,559

Total Investments (9)—142.1%						$1,301,957	$1,304,778

					Par Amount
Cash Equivalents—33.7%
U.S. Treasury Bill	Government		12/29/2016	2/2/2017	$310,000	$309,894	$309,894

Total Investments & Cash Equivalents—175.8%						$1,611,851	$1,614,672
Liabilities in Excess of Other Assets—(75.8%)							(696,165)

Net Assets—100.0%							$918,507

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2016

(in thousands, except share/unit amounts)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.
(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/ Dividend/ Other Income	Fair Value at December 31, 2016
Ark Real Estate Partners LP	$364	$—	$—	$(29)	$—	$336
Ark Real Estate Partners II LP	9	—	—	(1)	—	8
AviatorCap SII, LLC I	914	—	417	—	85	497
AviatorCap SII, LLC II	350	—	350	—	15	—
Crystal Financial LLC	290,000	5,737	—	—	31,600	305,000
RD Holdco Inc. (Rug Doctor, common equity).	14,335	—	—	—	—	13,574
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	214	—	—	—	—	168
Rug Doctor LLC	8,838	—	—	—	1,151	9,111
Senior Secured Unitranche Loan Program LLC	80,677	50,093	28,875	—	6,084	100,653
Senior Secured Unitranche Loan Program II LLC	—	63,093	16,130	—	1,228	47,363
SOAGG LLC	8,632	—	2,590	—	545	5,806
SOINT, LLC	5,705	—	3,318	—	602	2,386
SOINT, LLC (preferred equity)	9,316	—	—	—	1,304	9,100

	$424,570	$118,923	$51,680	$(30)	$42,614	$499,218

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)		Interest/ Dividend Income	Fair Value at December 31, 2016
Direct Buy Inc. (common equity)	$—	$—	$—	$—		$—	$—
Direct Buy Inc. (senior secured loan)	1,233	1,238	—	—		—	777
DSW Group Holdings LLC	—	—	—	197	†	—	—

	$1,233	$1,238	$—	$197		$—	$777

(5)	The following entity is domiciled outside the United States and the investments are denominated in Canadian Dollars: Easyfinancial Services, Inc. in Canada.
(6)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2016, on a fair value basis, non-qualifying assets in the portfolio represented 31.6% of the total assets of the Company.
(7)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(8)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(9)	Aggregate net unrealized depreciation for U.S. federal income tax purposes is $7,928; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $27,715 and $35,643, respectively, based on a tax cost of $1,312,706. All of the Company’s investments are pledged as collateral against the borrowings outstanding on the revolving credit facility.
(10)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
*	Non-income producing security.
**	Investment is on non-accrual status.
†	Represents estimated change in receivable balance.

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

September 30, 2017

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

September 30, 2017

(in thousands, except share amounts)

amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of our consolidated financial statements, have been included.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2017, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

(e)

The Company intends to comply with the applicable provisions of the Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

U.S. federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

(n)	Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more (90 days or more for equipment financing) and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on investments may be recognized as income or applied to principal depending on management’s judgment.

(o)	The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less would qualify, with limited exceptions. The Company believes that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

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

September 30, 2017

(in thousands, except share amounts)

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

In May 2014, the FASB issued ASC 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an ASU, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASC 606 but does not currently believe that the application of ASC 606 will have a material impact on its consolidated financial statements and disclosures.

Note 3. Agreements

Solar Capital has an Advisory Agreement with the Investment Adviser, under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to, Solar Capital. For providing these services, the Investment Adviser receives a fee from Solar Capital, consisting of two components—a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of Solar Capital’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings.

The performance-based incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Solar Capital’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Solar Capital’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the performance-based incentive fee). Pre-incentive fee net investment income does not include any realized capital gains or losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Solar Capital’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Solar Capital pays the Investment Adviser a performance-based incentive fee with respect to Solar Capital’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no performance-based incentive fee in any calendar quarter in which Solar Capital’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Solar Capital’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Solar Capital’s pre-incentive fee

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro-rated for any period of less than three months.

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2017 and 2016.

For the three and nine months ended September 30, 2017, the Company recognized $6,751 and $20,037, respectively, in base management fees and $4,329 and $12,395, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2016, the Company recognized $7,318 and $21,245, respectively, in base management fees and $4,251 and $13,363, respectively, in performance-based incentive fees.

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

For the three and nine months ended September 30, 2017, the Company recognized expenses under the Administration Agreement of $1,346 and $3,994, respectively. For the three and nine months ended September 30, 2016, the Company recognized expenses under the Administration Agreement of $1,617 and $4,417, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2017 and 2016.

Note 4. Net Asset Value Per Share

At September 30, 2017, the Company’s total net assets and net asset value per share were $921,183 and $21.80, respectively. This compares to total net assets and net asset value per share at December 31, 2016 of $918,507 and $21.74, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$17,163	$25,619	$53,104	$88,971
Denominator—weighted average shares:	42,260,826	42,248,525	42,256,636	42,261,372
Earnings per share:	$0.41	$0.61	$1.26	$2.11

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2017 and December 31, 2016:

Fair Value Measurements

As of September 30, 2017

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$25,768	$678,391	$—	$704,159
Equipment Financing	—	—	213,153	—	213,153
Preferred Equity	—	—	13,650	—	13,650
Common Equity/Equity Interests/Warrants	648	—	320,941	139,412	461,001

Total Investments	$648	$25,768	$1,226,135	$139,412	$1,391,963

Liabilities:
Credit Facility and 2022 Unsecured Notes	$—	$—	$375,000	$—	$375,000

*	In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities. The two portfolio investments in this category are SSLP and SSLP II. See Note 13 & 14, respectively, for more information on these investments, including their investment strategies and the Company’s unfunded equity commitments to SSLP and SSLP II. Neither of these investments are redeemable by the Company absent an election by the members of the entities to liquidate all investments and distribute the proceeds to the members.

Fair Value Measurements

As of December 31, 2016

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$28,744	$759,510	$—	$788,254
Subordinated Debt/Corporate Notes	—	—	28,059	—	28,059
Preferred Equity	—	—	14,906	—	14,906
Common Equity/Equity Interests/Warrants	701	—	324,842	148,016	473,559

Total Investments	$701	$28,744	$1,127,317	$148,016	$1,304,778

Liabilities:
Credit Facility, Senior Secured Notes and 2022 Unsecured Notes	$—	$—	$290,200	$—	$290,200

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

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

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the nine months ended September 30, 2017 and the year ended December 31, 2016 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2017 and December 31, 2016:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Equity Interests/ Warrants
Fair value, December 31, 2016	$759,510	$—	$28,059	$14,906	$324,842
Total gains or losses included in earnings:
Net realized gain (loss)	(8,093)	—	—	—	—
Net change in unrealized gain (loss)	14,236	76	(122)	75	(4,133)
Purchase of investment securities	131,764	214,938	36	—	232
Proceeds from dispositions of investment securities.	(219,026)	(1,861)	(27,973)	(1,331)	—
Transfers in/out of Level 3	—	—	—	—	—

Fair value, September 30, 2017	$678,391	$213,153	$—	$13,650	$320,941

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$6,943	$76	$—	$75	$(4,133)

During the nine months ended September 30, 2017, there were no transfers in and out of Levels 1 and 2.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017:

Credit Facility, Senior Secured Notes and 2022 Unsecured Notes	For the nine months ended September 30, 2017
Beginning fair value	$290,200
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	552,200
Repayments	(467,400)
Transfers in/out of Level 3	—

Ending fair value	$375,000

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the 2022 Unsecured Notes, in accordance with ASC 825-10. On September 30, 2017, there were borrowings of $225,000 and $150,000, respectively, on the Credit Facility and the 2022 Unsecured Notes. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility and the 2022 Unsecured Notes.

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

September 30, 2017

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2017 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2017	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$678,391	Yield Analysis	Market Yield	7.7% - 19.5% (11.6%)
Equipment Financing	Asset	$68,153	Yield Analysis	Market Yield	7.2% - 39.1% (10.3%)
		$145,000	Enterprise Value	Return on Equity	11.7% - 11.7% (11.7%)
Preferred Equity	Asset	$13,650	Yield Analysis	Market Yield	6.7% - 14.1% (11.4%)
Common Equity/Equity Interests/Warrants	Asset	$16,241	Enterprise Value	EBITDA Multiple	5.5x - 6.5x (6.3x)
		$304,700	Enterprise Value	Return on Equity	7.2% - 13.2% (13.2%)
Credit Facility	Liability	$225,000	Yield Analysis	Market Yield	L+1.4% - L+4.8% (L+2.0%)
2022 Unsecured Notes	Liability	$150,000	Yield Analysis	Market Yield	4.5% - 4.6% (4.5%)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2016 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2016	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$758,733	Yield Analysis	Market Yield	8.2% - 51.6% (11.5%)
		$777	Enterprise Value	EBITDA Multiple	4.0x - 5.0x (4.5x)
Subordinated Debt/Corporate Note	Asset	$28,059	Yield Analysis	Market Yield	14.9% - 14.9% (14.9%)
Preferred Equity	Asset	$14,906	Yield Analysis	Market Yield	8.0% - 11.3% (10.0%)
Common Equity/Equity Interests/Warrants	Asset	$19,842	Enterprise Value	EBITDA Multiple	5.5x - 6.5x (6.3x)
		$305,000	Enterprise Value	Return on Equity	7.7% - 12.5% (11.9%)
Credit Facility	Liability	$165,200	Yield Analysis	Market Yield	L+1.4% - L+4.8% (L+2.0%)
Senior Secured Notes	Liability	$75,000	Yield Analysis	Market Yield	5.6% - 6.1% (5.9%)
2022 Unsecured Notes	Liability	$50,000	Yield Analysis	Market Yield	4.4% - 4.7% (4.4%)

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

As of September 30, 2017 and December 31, 2016, there were no open forward foreign currency contracts outstanding. The Company also had no derivatives designated as hedging instruments at September 30, 2017 and December 31, 2016.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

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

Revolving and Term Loan Facility

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505,000 of revolving credit and $50,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its non-extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110,000 to $395,000. At September 30, 2017, outstanding USD equivalent borrowings under the Credit Facility totaled $225,000, composed of $175,000 of revolving credit and $50,000 of term loans.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

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

The average annualized interest cost for all borrowings for the nine months ended September 30, 2017 and the year ended December 31, 2016 was 4.88% and 4.11%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes and the 2042 Unsecured Notes (collectively the “Credit Facilities”), if any. During the nine months ended September 30, 2017, the Company expensed $591 in conjunction with the February issue of 2022 Unsecured Notes. During the year ended December 31, 2016, the Company expensed $2,781 in conjunction with the September 2016 amendment to the Credit Facility and $280 in conjunction with the November issue of the 2022 Unsecured Notes. The maximum amounts borrowed on the Credit Facilities during the nine months ended September 30, 2017 and the year ended December 31, 2016 were $520,000 and $610,900, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

Note 9. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the nine months ended September 30, 2017 and for the year ended December 31, 2016:

	Nine months ended September 30, 2017 (unaudited)	Year ended December 31, 2016
Per Share Data: (a)
Net asset value, beginning of year	$21.74	$20.79

Net investment income	1.18	1.68
Net realized and unrealized gain	0.08	0.84

Net increase in net assets resulting from operations	1.26	2.52
Distributions to stockholders:
From net investment income	(1.20)	(1.60)
Anti-dilution	—	0.03

Net asset value, end of period	$21.80	$21.74

Per share market value, end of period	$21.64	$20.82
Total Return (b)	9.71%	37.49%
Net assets, end of period	$921,183	$918,507
Shares outstanding, end of period	42,260,826	42,248,525
Ratios to average net assets (c):
Net investment income	5.41%	7.91%

Operating expenses	4.21%	6.25%
Interest and other credit facility expenses*	1.74%	2.73%

Total expenses	5.95%	8.98%

Average debt outstanding	$389,145	$495,795
Portfolio turnover ratio	20.5%	31.0%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	Ratios shown without the non-recurring costs associated with the amendment of the Credit Facility and establishment of the 2022 Unsecured Notes would be 1.67% and 2.39%, respectively for the periods shown.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2017 (through September 30, 2017)	$175,000	$1,083	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2017 (through September 30, 2017)	$150,000	$928	—	N/A
Fiscal 2016	50,000	430	—	N/A
2042 Unsecured Notes
Fiscal 2017 (through September 30, 2017)	$100,000	$619	—	$1,014
Fiscal 2016	100,000	859	—	1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017 (through September 30, 2017)	$—	$—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2017 (through September 30, 2017)	$50,000	$309	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2017 (through September 30, 2017)	$475,000	$2,939	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of September 30, 2017, asset coverage was 293.9%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the 2042 Unsecured Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2017, 2016, 2015, 2014, 2013 and 2012 periods was $101,360, $100,175, $98,196, $94,301, $93,392, and $92,302, respectively.

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

As of September 30, 2017 Crystal Financial LLC had 27 funded commitments to 24 different issuers with a total par value of approximately $369,324 on total assets of $459,401. As of December 31, 2016, Crystal Financial LLC had 26 funded commitments to 25 different issuers with a total par value of approximately $368,784 on total assets of $459,732. As of September 30, 2017 and December 31, 2016, the largest loan outstanding totaled $40,069 and $36,255, respectively. For the same periods, the average exposure per issuer was $15,389 and $14,751, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $175,744 and $175,422 of borrowings outstanding at September 30, 2017 and December 31, 2016, respectively. For the three months ended September 30, 2017 and 2016, Crystal Financial LLC had net income of $7,749 and $4,720, respectively, on gross income of $11,716 and $15,941, respectively. For the nine months ended September 30, 2017 and 2016, Crystal Financial LLC had net income of $23,619 and $22,384, respectively, on gross income of $39,755 and $49,004, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. The latest audited financial statements for Crystal Financial LLC were attached to our most recent Form 10-K filing with the SEC.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

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

Note 12. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of September 30, 2017 and December 31, 2016 is $54,874 and $64,013, respectively, comprised of the following:

	September 30, 2017	December 31, 2016
Crystal Financial LLC	$44,263	$44,263
Delphinus Medical Technologies, Inc.	3,750	—
aTyr Pharma, Inc	2,500	5,000
MRI Software LLC	2,361	—
CardioFocus, Inc	2,000	—
Vapotherm, Inc	—	10,000
SentreHeart, Inc	—	2,500
Conventus Orthopaedics, Inc.	—	2,250

Total Commitments*	$54,874	$64,013

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

As of September 30, 2017 and December 31, 2016, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to Senior Secured Unitranche Loan

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

Program LLC (“SSLP”) disclosed in Note 13, Senior Secured Unitranche Loan Program II LLC (“SSLP II”) disclosed in Note 14 and Solar Life Science Program LLC (“LSJV”) disclosed in Note 15.

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

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200,000 senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $71,798 and $67,148 of borrowings outstanding as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company and Voya had contributed combined equity capital in the amount of $103,533 and $116,433, respectively. Of the $103,533 of contributed equity capital at September 30, 2017, the Company contributed $29,884 in the form of investments and $60,707 in the form of cash and Voya contributed $12,942 in the form of cash. As of September 30, 2017, the Company and Voya’s remaining commitments to SSLP totaled $84,409 and $12,058, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of September 30, 2017 and December 31, 2016, SSLP had total assets of $178,585 and $184,816, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 10 and 11 different borrowers, respectively. For the three months ended September 30, 2017 and September 30, 2016, SSLP invested $1,694 in 2 portfolio companies and $5,194 in 2 portfolio companies, respectively. Investments prepaid

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

totaled $2,574 for the three months ended September 30, 2017 and $364 for the three months ended September 30, 2016. At September 30, 2017 and December 31, 2016, the weighted average yield of SSLP’s portfolio was 7.7% and 7.4%, respectively, measured at fair value and 7.8% and 7.5%, respectively, measured at cost.

SSLP Portfolio as of September 30, 2017

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	7.08%	9/3/21	$12,652	$12,616	$12,652
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.74%	12/30/22	14,644	14,512	14,607
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.32%	8/1/21	3,167	3,142	3,167
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.83%	11/30/23	13,771	13,521	13,771
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	7.99%	12/14/21	32,271	31,905	32,271
Island Medical Management Holdings, LLC	Health Care Providers & Services	L+550	1.00%	6.83%	9/1/22	13,743	13,614	13,606
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.80%	7/5/22	23,288	22,995	23,114
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.33%	12/16/22	11,910	11,804	11,672
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.58%	11/25/21	1,925	1,911	1,925
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+829	1.00%	9.62%	11/25/21	22,250	21,913	21,805
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.33%	4/20/21	23,606	23,460	23,369

							$171,393	$171,959

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

Below is certain summarized financial information for SSLP as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016:

	September 30, 2017	December 31, 2016 (audited)
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $171,393 and $180,233, respectively)	$171,959	$180,490
Cash and other assets.	6,626	4,326

Total assets	$178,585	$184,816

Debt outstanding	$71,798	$67,148
Distributions payable	2,286	1,688
Interest payable and other credit facility related expenses	1,108	660
Accrued expenses and other payables	213	287

Total liabilities	$75,405	$69,783

Members’ equity	$103,180	$115,033

Total liabilities and members’ equity	$178,585	$184,816

	Three months ended September 30, 2017	Three months ended September 30, 2016		Nine months ended September 30, 2017	Nine months ended September 30, 2016
Selected Income Statement Information for SSLP:
Interest income	$3,495	$2,615		$10,730	$6,374

Service fees*	$28	$23		$89	$58
Interest and other credit facility expenses	1,109	582	**	2,795	3,233	**
Other general and administrative expenses	21	37		96	102

Total expenses	1,158	642		2,980	3,393

Net investment income	$2,337	$1,973		$7,750	$2,981

Realized gain on investments	—	—		127	—
Net change in unrealized gain on investments	88	251		310	159

Net realized and unrealized gain on investments	88	251		437	159

Net income	$2,425	$2,224		$8,187	$3,140

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
**	SSLP made an irrevocable election to apply the fair value option of accounting to the SSLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the SSLP Facility were expensed during the periods shown. For the three and nine months ended September 30, 2016, these amounts totaled $140 and $2,788, respectively.

Note 14. Senior Secured Unitranche Loan Program II LLC

On November 2, 2015, the Company assigned $125,000 of its $300,000 commitment to SSLP to SSLP II, a Delaware limited liability company. On August 5, 2016, the Company entered into an amended and restated

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

limited liability company agreement with WFI Loanco, LLC (“WFI”) and SSLP II commenced operations. SSLP II is expected to invest primarily in senior secured loans, including unitranche loans, primarily to middle market companies predominantly owned by private equity sponsors or entrepreneurs, consistent with the Company’s core origination and underwriting mandate. Also on August 5, 2016, the Company assigned $49,977 of its $125,000 commitment to SSLP II to Senior Secured Unitranche Loan Program III LLC (“SSLP III”), a newly formed Delaware limited liability company. SSLP III, which had not commenced operations, was wholly owned by Solar Capital Ltd. but could have brought in unaffiliated investors at a later date. The Company and WFI’s equity commitments to SSLP II now total $75,023 and $18,000, respectively.

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP II, as borrower entered into a $100,000 senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. There were $49,188 and $32,950 of borrowings outstanding as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company and WFI contributed combined equity capital in the amount of $59,831 and $58,231, respectively. Of the $59,831 of contributed equity capital at September 30, 2017, the Company contributed $43,498 in the form of investments and $4,756 in the form of cash and WFI contributed $11,577 in the form of cash. As of September 30, 2017, the Company and WFI’s remaining commitments to SSLP II totaled $26,769 and $6,423, respectively. The Company, along with WFI, controls the funding of SSLP II and SSLP II may not call the unfunded commitments without approval of both the Company and WFI.

As of September 30, 2017 and December 31, 2016, SSLP II had total assets of $121,778 and $93,467, respectively. For the same periods, SSLP II’s portfolio consisted of floating rate senior secured loans to 15 and 12 different borrowers, respectively. For the three months ended September 30, 2017, SSLP II invested $11,668 in 5 portfolio companies. For the period August 5, 2016 (commencement of operations) through September 30, 2016, SSLP II invested $65,630 in 8 portfolio companies. Investments prepaid totaled $1,380 for the three months ended September 30, 2017. Investments prepaid for the period August 5, 2016 (commencement of operations) through September 30, 2016 totaled $266. At September 30, 2017 and December 31, 2016, the weighted average yield of SSLP II’s portfolio was 7.7% and 7.6%, respectively, measured at fair value and 8.0% and 7.9%, respectively, measured at cost.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

SSLP II Portfolio as of September 30, 2017

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	7.08%	9/3/21	$6,913	$6,882	$6,913
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.74%	12/30/22	5,491	5,442	5,478
American Teleconferencing Services, Ltd. (PGI) (4)	Communications Equipment	L+650	1.00%	7.78%	12/8/21	14,048	12,888	13,767
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.32%	8/1/21	1,583	1,571	1,583
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.83%	11/30/23	6,885	6,761	6,885
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	7.99%	12/14/21	10,193	10,193	10,193
Global Holdings LLC & Payment Concepts LLC	Consumer Finance	L+650	1.00%	7.82%	5/5/22	8,750	8,587	8,575
Island Medical Management Holdings, LLC (4)	Health Care Providers & Services	L+550	1.00%	6.83%	9/1/22	6,872	6,807	6,803
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	6.98%	11/30/24	9,375	9,281	9,281
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.80%	7/5/22	10,247	10,116	10,170
PetVet Care Centers, LLC	Health Care Facilities	L+600	1.00%	7.31%	6/8/23	3,104	3,074	3,073
Polycom, Inc.	Communications Equipment	L+525	1.00%	6.48%	9/27/23	10,324	9,962	10,476
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.33%	12/16/22	9,925	9,837	9,727
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.58%	11/25/21	770	770	770
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+829	1.00%	9.62%	11/25/21	8,900	8,767	8,722
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.33%	4/20/21	5,554	5,459	5,499

							$116,397	$117,915

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

Below is certain summarized financial information for SSLP II as of September 30, 2017 and December 31, 2016, for the three and nine months ended September 30, 2017 and for the period August 5, 2016 (commencement of operations) through September 30, 2016:

	September 30, 2017	December 31, 2016 (audited)
Selected Balance Sheet Information for SSLP II:
Investments at fair value (cost $116,397 and $90,406, respectively)	$117,915	$91,797
Cash and other assets.	3,863	1,670

Total assets	$121,778	$93,467

Debt outstanding	$49,188	$32,950
Payable for investments purchased	9,281	—
Distributions payable	1,614	1,460
Interest payable and other credit facility related expenses	581	147
Accrued expenses and other payables	196	183

Total liabilities	$60,860	$34,740

Members’ equity	$60,918	$58,727

Total liabilities and members’ equity	$121,778	$93,467

	Three months ended September 30, 2017	For the period August 5, 2016 (commencement of operations) through September 30, 2016	Nine months ended September 30, 2017
Selected Income Statement Information for SSLP II:
Interest income	$2,363	$710	$6,616

Service fees*	$28	$9	$80
Interest and other credit facility expenses.	558	—	1,496
Other general and administrative expenses	20	68	85

Total expenses	$606	$77	$1,661

Net investment income	$1,757	$633	$4,955

Realized gain on investments	—	—	46
Net change in unrealized gain (loss) on investments	(297)	1,218	128

Net realized and unrealized gain (loss) on investments	(297)	1,218	174

Net income	$1,460	$1,851	$5,129

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Note 15. Solar Life Science Program LLC

On February 22, 2017, the Company, through its commitment to SSLP III, and Solar Senior Capital Ltd. formed LSJV with an affiliate of Deerfield Management. SSLP III committed approximately $49,977 to LSJV. On March 10, 2017, SSLP III was dissolved. As of September 30, 2017, LSJV has not commenced operations.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

Note 16. NEF Holdings, LLC

On July 31, 2017, we completed the acquisition of NEF Holdings, LLC (“NEF”), which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. NEF is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209,866 in cash to effect the transaction, of which $145,000 was invested in the equity of NEF through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64,866 was used to purchase certain leases and loans held by NEF through NEFPASS LLC. Concurrent with the transaction, NEF refinanced its existing senior secured credit facility into a $150,000 non-recourse facility with an accordion feature to expand up to $250,000. The maturity date of the facility is July 31, 2021. At July 31, 2017, NEF also had two securitizations outstanding, with an issued note balance of $94,587.

As of September 30, 2017, NEF had 242 funded equipment-backed leases and loans to 115 different customers with a total net investment in leases and loans of approximately $254,850 on total assets of $297,668. As of September 30, 2017, the largest position outstanding totaled $15,891. For the same period, the average exposure per customer was $2,216. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $70,776 of borrowings outstanding at September 30, 2017. The securitization notes balance on September 30, 2017 was $85,762. Since the acquisition on July 31, 2017 and through September 30, 2017, NEF had net income of $2,466 on gross income of $6,004. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 17. Capital Share Transactions

As of September 30, 2017 and December 31, 2016, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Nine months ended September 30, 2017	Year ended December 31, 2016	Nine months ended September 30, 2017	Year ended December 31, 2016
Repurchases of common stock	—	(216,237)	$—	($3,408)
Shares issued in reinvestment of distributions	12,301	—	280	—

Net increase (decrease)	12,301	(216,237)	$280	($3,408)

Note 18. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On October 24, 2017, the Company issued notice of its intent to redeem $25,000 of the 2042 Unsecured Notes on November 24, 2017.

On November 2, 2017, our Board declared a quarterly distribution of $0.40 per share payable on January 4, 2018 to holders of record as of December 21, 2017.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

On November 2, 2017, our Board declared a quarterly distribution of $0.41 per share payable on April 3, 2018 to holders of record as of March 22, 2018.

On November 2, 2017, our Board amended the First Amended and Restated Investment Advisory and Management Agreement Between Solar Capital Ltd. and Solar Capital Partners, LLC in order to lower the base management fee payable thereunder from 2.0% per annum to 1.75% per annum, to be effective as of January 1, 2018.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Solar Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the “Company”) as of September 30, 2017, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2017 and 2016, the related consolidated statement of changes in net assets for the nine-month period ended September 30, 2017, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016. These consolidated interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

November 2, 2017

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, stretch-senior loans, unitranche loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives. Our investment activities are managed by Solar Capital Partners, LLC (the “Investment Adviser”) and supervised by our board of directors, a majority of whom are non-interested, as such term is defined in the 1940 Act. Solar Capital Management, LLC (the “Administrator”) provides the administrative services necessary for us to operate.

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

As of September 30, 2017, the Investment Adviser has directly invested approximately $6.6 billion in more than 310 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 185 different financial sponsors.

Recent Developments

On October 24, 2017, the Company issued notice of its intent to redeem $25 million of the 2042 Unsecured Notes on November 24, 2017.

On November 2, 2017, our Board declared a quarterly distribution of $0.40 per share payable on January 4, 2018 to holders of record as of December 21, 2017.

On November 2, 2017, our Board declared a quarterly distribution of $0.41 per share payable on April 3, 2018 to holders of record as of March 22, 2018.

On November 2, 2017, our Board amended the First Amended and Restated Investment Advisory and Management Agreement between Solar Capital Ltd. and Solar Capital Partners, LLC in order to lower the base management fee payable thereunder from 2.0% per annum to 1.75% per annum, to be effective as of January 1, 2018.

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

Portfolio and Investment Activity

During the three months ended September 30, 2017, we invested approximately $226.1 million across 37 portfolio companies. This compares to investing approximately $138.9 million in 8 portfolio companies for the three months ended September 30, 2016. Investments sold, prepaid or repaid during the three months ended September 30, 2017 totaled approximately $55.7 million versus approximately $273.6 million for the three months ended September 30, 2016.

At September 30, 2017, our portfolio consisted of 88 portfolio companies and was invested 50.6% in senior secured loans, 15.3% in equipment financing, 1.0% in preferred equity and 33.1% in common equity/equity interests and warrants (of which 21.9% is Crystal Financial LLC, 6.5% is Senior Secured Unitranche Loan Program LLC and 3.5% is Senior Secured Unitranche Loan Program II LLC) measured at fair value versus 66 portfolio companies invested 63.3% in senior secured loans, 2.1% in subordinated debt, 1.1% in preferred equity and 33.5% in common equity/equity interests and warrants (of which 22.2% is Crystal Financial LLC, 6.2% is Senior Secured Unitranche Loan Program LLC and 3.3% is Senior Secured Unitranche Loan Program II LLC) measured at fair value at September 30, 2016.

At September 30, 2017, 81.4% or $1,119.3 million of our income producing investment portfolio* is floating rate and 18.6% or $255.8 million is fixed rate, measured at fair value. At September 30, 2016, 94.0% or $1,257.0 million of our income producing investment portfolio* was floating rate and 6.0% or $80.2 million was fixed rate, measured at fair value. As of September 30, 2017, no issuers were on non-accrual status. As of September 30, 2016, we had one issuer on non-accrual status.

Since inception through September 30, 2017, Solar Capital and its predecessor companies have invested approximately $5.1 billion in more than 200 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 140 different financial sponsors.

*	We have included Crystal Financial LLC, NEF Holdings LLC, Senior Secured Unitranche Loan Program LLC and Senior Secured Unitranche Loan Program II LLC within our income producing investment portfolio.

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

As of September 30, 2017, Crystal Financial LLC had 27 funded commitments to 24 different issuers with a total par value of approximately $369.3 million on total assets of $459.4 million. As of December 31, 2016, Crystal Financial LLC had 26 funded commitments to 25 different issuers with a total par value of approximately $368.8 million on total assets of $459.7 million. As of September 30, 2017 and December 31, 2016, the largest loan outstanding totaling $40.1 million and $36.3 million, respectively. For the same periods, the average exposure per issuer was $15.4 million and $14.8 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $175.7 million and $175.4 million of borrowings outstanding at September 30, 2017 and December 31, 2016, respectively. For the three months ended September 30, 2017 and September 30, 2016, Crystal Financial LLC had net income of $7.7 million and $4.7 million, respectively, on gross income of $11.7 million and $15.9 million, respectively. For the nine months ended September 30, 2017 and September 30, 2016, Crystal Financial LLC had net income of $23.6 million and $22.4 million, respectively, on gross income of $39.8 million and $49.0 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Crystal Financial LLC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Crystal Financial LLC will be able to maintain consistent dividend payments to us.

NEF Holdings, LLC

On July 31, 2017, we completed the acquisition of NEF Holdings, LLC (“NEF”), which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. NEF is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209.9 million in cash to effect the transaction, of which $145.0 million was invested in the equity of NEF through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64.9 million was used to purchase certain leases and loans held by NEF through NEFPASS LLC. Concurrent with the transaction, NEF refinanced its existing senior secured credit facility into a $150.0 million non-recourse facility with an accordion feature to expand up to $250.0 million. The maturity date of the facility is July 31, 2021. At July 31, 2017, NEF also had two securitizations outstanding, with an issued note balance of $94.6 million.

As of September 30, 2017, NEF had 242 funded equipment-backed leases and loans to 115 different customers with a total net investment in leases and loans of approximately $254.8 million on total assets of $297.7 million. As of September 30, 2017, the largest position outstanding totaled $15.9 million. For the same period, the average exposure per customer was $2.2 million. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $70.8 million of borrowings outstanding at September 30, 2017. The securitization notes balance on September 30, 2017 was $85.8 million. Since the acquisition on July 31, 2017 and through September 30, 2017, NEF had net income of $2.5 million on gross income of $6.0 million. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NEF Holdings, LLC funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NEF Holdings, LLC will be able to maintain consistent dividend payments to us.

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

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200 million senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $71.8 and $67.1 million of borrowings outstanding as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company and Voya had contributed combined equity capital in the amount of $103.5 million and $116.4 million, respectively. Of the $103.5 million of contributed equity capital at September 30, 2017, the Company contributed $29.9 million in the form of investments and $60.7 million in the form of cash and Voya contributed $12.9 million in the form of cash. As of September 30, 2017, the Company and Voya’s remaining commitments to SSLP totaled $84.4 million and $12.1 million, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of September 30, 2017 and December 31, 2016, SSLP had total assets of $178.6 million and $184.8 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 10 and 11 different borrowers, respectively. For the three months ended September 30, 2017 and 2016, SSLP invested $1.7 million in 2 portfolio companies and $5.2 million in 2 portfolio companies, respectively. Investments prepaid totaled $2.6 million and $0.4 million, respectively, for the three months ended September 30, 2017 and 2016. At September 30, 2017 and December 31, 2016, the weighted average yield of SSLP’s portfolio was 7.7% and 7.4%, respectively, measured at fair value and 7.8% and 7.5%, respectively, measured at cost.

SSLP Portfolio as of September 30, 2017 (dollar amounts in thousands)

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	7.08%	9/3/21	$12,652	$12,616	$12,652
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.74%	12/30/22	14,644	14,512	14,607
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.32%	8/1/21	3,167	3,142	3,167
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.83%	11/30/23	13,771	13,521	13,771
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	7.99%	12/14/21	32,271	31,905	32,271
Island Medical Management Holdings, LLC	Health Care Providers & Services	L+550	1.00%	6.83%	9/1/22	13,743	13,614	13,606
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.80%	7/5/22	23,288	22,995	23,114
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.33%	12/16/22	11,910	11,804	11,672
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.58%	11/25/21	1,925	1,911	1,925
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+829	1.00%	9.62%	11/25/21	22,250	21,913	21,805
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.33%	4/20/21	23,606	23,460	23,369

							$171,393	$171,959

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP Portfolio as of December 31, 2016 (audited) (dollar amounts in thousands)

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	6.75%	9/3/21	$4,875	$4,875	$4,875
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.50%	12/30/22	13,824	13,686	13,686
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/1/21	3,292	3,261	3,275
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.25%	6/28/22	13,102	12,979	12,971
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.50%	11/30/23	13,875	13,600	13,597
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	7.75%	12/14/21	34,650	34,202	34,650
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	20,625	20,336	20,367
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.00%	12/16/22	12,000	11,881	11,880
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/21	2,475	2,454	2,475
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+839	1.00%	9.39%	11/25/21	22,250	21,866	21,861
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	19,557	19,407	19,362
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	21,818	21,686	21,491

							$180,233	$180,490

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016:

	September 30, 2017	December 31, 2016 (audited)
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $171,393 and $180,233, respectively)	$171,959	$180,490
Cash and other assets	6,626	4,326

Total assets	$178,585	$184,816

Debt outstanding	$71,798	$67,148
Distributions payable	2,286	1,688
Interest payable and other credit facility related expenses	1,108	660
Accrued expenses and other payables	213	287

Total liabilities	$75,405	$69,783

Members’ equity	$103,180	$115,033

Total liabilities and members’ equity	$178,585	$184,816

	Three months ended September 30, 2017	Three months ended September 30, 2016		Nine months ended September 30, 2017	Nine months ended September 30, 2016
Selected Income Statement Information for SSLP (in thousands):
Interest income	$3,495	$2,615		$10,730	$6,374

Service fees*	$28	$23		$89	$58
Interest and other credit facility expenses	1,109	582	**	2,795	3,233	**
Other general and administrative expenses	21	37		96	102

Total expenses	1,158	642		2,980	3,393

Net investment income	$2,337	$1,973		$7,750	$2,981

Realized gain on investments	—	—		127	—
Net change in unrealized gain on investments	88	251		310	159

Net realized and unrealized gain on investments	88	251		437	159

Net income	$2,425	$2,224		$8,187	$3,140

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
**	SSLP made an irrevocable election to apply the fair value option of accounting to the SSLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the SSLP Facility were expensed during the periods shown. For the three and nine months ended September 30, 2016, these amounts totaled $140 and $2,788, respectively.

Senior Secured Unitranche Loan Program II LLC

On November 2, 2015, the Company assigned $125.0 million of its $300.0 million commitment to SSLP to SSLP II, a Delaware limited liability company. On August 5, 2016, the Company entered into an amended and restated limited liability company agreement with WFI Loanco, LLC (“WFI”) and SSLP II commenced operations. SSLP II is expected to invest primarily in senior secured loans, including unitranche loans, primarily to middle market companies predominantly owned by private equity sponsors or entrepreneurs, consistent with the Company’s core origination and underwriting mandate. Also on August 5, 2016, the Company assigned approximately $50.0 million of its $125.0 million commitment to SSLP II to Senior Secured Unitranche Loan Program III LLC (“SSLP III”), a newly formed Delaware limited liability company. SSLP III, which had not commenced operations, was wholly owned by Solar Capital Ltd. but could have brought in unaffiliated investors at a later date. The Company and WFI’s equity commitments to SSLP II now total $75.0 million and $18.0 million, respectively.

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP II, as borrower entered into a $100 million senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. There were $49.2 million and $33.0 million of borrowings outstanding as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company and WFI contributed combined equity capital in the amount of $59.8 million and $58.2 million, respectively. Of the $59.8 million of contributed equity capital at September 30, 2017, the Company contributed $43.5 million in the form of investments and $4.7 million in the form of cash and WFI contributed $11.6 million in the form of cash. As of September 30, 2017, the Company and WFI’s remaining commitments to SSLP II totaled $26.8 million and $6.4 million, respectively. The Company, along with WFI, controls the funding of SSLP II and SSLP II may not call the unfunded commitments without approval of both the Company and WFI.

As of September 30, 2017 and December 31, 2016, SSLP II had total assets of $121.8 million and $93.5 million, respectively. For the same periods, SSLP II’s portfolio consisted of floating rate senior secured loans to 15 and 12 different borrowers, respectively. For the three months ended September 30, 2017, SSLP II invested $11.7 million in 5 portfolio companies. For the period August 5, 2016 (commencement of operations) through September 30, 2016, SSLP II invested $65.6 million in 8 portfolio companies. Investments prepaid totaled $1.4 million for the three months ended September 30, 2017. Investments prepaid for the period August 5, 2016 (commencement of operations) through September 30, 2016 totaled $0.3 million. At September 30, 2017 and December 31, 2016, the weighted average yield of SSLP II’s portfolio was 7.7% and 7.6%, respectively, measured at fair value and 8.0% and 7.9%, respectively, measured at cost.

SSLP II Portfolio as of September 30, 2017 (dollar amounts in thousands)

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	7.08%	9/3/21	$6,913	$6,882	$6,913
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.74%	12/30/22	5,491	5,442	5,478
American Teleconferencing Services, Ltd. (PGI) (4)	Communications Equipment	L+650	1.00%	7.78%	12/8/21	14,048	12,888	13,767
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.32%	8/1/21	1,583	1,571	1,583
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.83%	11/30/23	6,885	6,761	6,885
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	7.99%	12/14/21	10,193	10,193	10,193
Global Holdings LLC & Payment Concepts LLC	Consumer Finance	L+650	1.00%	7.82%	5/5/22	8,750	8,587	8,575
Island Medical Management Holdings, LLC (4)	Health Care Providers & Services	L+550	1.00%	6.83%	9/1/22	6,872	6,807	6,803
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	6.98%	11/30/24	9,375	9,281	9,281
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.80%	7/5/22	10,247	10,116	10,170
PetVet Care Centers, LLC	Health Care Facilities	L+600	1.00%	7.31%	6/8/23	3,104	3,074	3,073
Polycom, Inc.	Communications Equipment	L+525	1.00%	6.48%	9/27/23	10,324	9,962	10,476
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.33%	12/16/22	9,925	9,837	9,727
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.58%	11/25/21	770	770	770
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+829	1.00%	9.62%	11/25/21	8,900	8,767	8,722
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.33%	4/20/21	5,554	5,459	5,499

							$116,397	$117,915

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP II Portfolio as of December 31, 2016 (audited) (dollar amounts in thousands)

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.50%	12/30/22	$5,184	$5,132	$5,132
American Teleconferencing Services, Ltd. (PGI) (4)	Communications Equipment	L+650	1.00%	7.50%	12/8/21	14,619	13,244	14,217
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/1/21	1,646	1,631	1,638
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.25%	6/28/22	5,241	5,191	5,188
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.50%	11/30/23	6,938	6,800	6,799
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	7.75%	12/14/21	10,945	10,945	10,945
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	9,075	8,947	8,962
Polycom, Inc.	Communications Equipment	L+650	1.00%	7.50%	9/27/23	11,605	11,152	11,547
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.00%	12/16/22	10,000	9,901	9,900
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/21	990	990	990
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+839	1.00%	9.39%	11/25/21	8,900	8,748	8,744
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	4,988	4,938	4,938
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	2,840	2,787	2,797

							$90,406	$91,797

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP II as of September 30, 2017 and December 31, 2016, for the three and nine months ended September 30, 2017 and for the period August 5, 2016 (commencement of operations) through September 30, 2016:

	September 30, 2017	December 31, 2016 (audited)
Selected Balance Sheet Information for SSLP II (in thousands):
Investments at fair value (cost $116,397 and $90,406, respectively)	$117,915	$91,797
Cash and other assets	3,863	1,670

Total assets	$121,778	$93,467

Debt outstanding	$49,188	$32,950
Payable for investments purchased	9,281	—
Distributions payable	1,614	1,460
Interest payable and other credit facility related expenses	581	147
Accrued expenses and other payables	196	183

Total liabilities	$60,860	$34,740

Members’ equity	$60,918	$58,727

Total liabilities and members’ equity	$121,778	$93,467

	Three months ended September 30, 2017	For the period August 5, 2016 (commencement of operations) through September 30, 2016	Nine months ended September 30, 2017
Selected Income Statement Information for SSLP II (in thousands):
Interest income	$2,363	$710	$6,616

Service fees*	$28	$9	$80
Interest and other credit facility expenses	558	—	1,496
Other general and administrative expenses	20	68	85

Total expenses	$606	$77	$1,661

Net investment income	$1,757	$633	$4,955

Realized gain on investments	—	—	46
Net change in unrealized gain (loss) on investments	(297)	1,218	128

Net realized and unrealized gain (loss) on investments	(297)	1,218	174

Net income	$1,460	$1,851	$5,129

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2017, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

Revenue Recognition

The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more (90 days or more for equipment financing) and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our investments may have contractual PIK interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends is reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring fees are recorded as other income when earned.

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and nine months ended September 30, 2017, capitalized PIK income totaled $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2016, there was no capitalized PIK income.

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

In May 2014, the FASB issued ASC 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an ASU, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASC 606 but does not currently believe that the application of ASC 606 will have a material impact on its consolidated financial statements and disclosures.

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended September 30, 2017 and 2016:

Investment Income

For the three and nine months ended September 30, 2017, gross investment income totaled $36.1 million and $104.4 million, respectively. For the three and nine months ended September 30, 2016, gross investment income totaled $39.8 million and $115.2 million, respectively. The decrease in gross investment income for the year over year three and nine month periods was primarily due to an increase in the volume of prepayments and other exits which reduced the average size of the income-producing investment portfolio.

Expenses

Expenses totaled $18.8 million and $54.7 million, respectively, for the three and nine months ended September 30, 2017, of which $11.1 million and $32.4 million, respectively, were base management fees and performance-based incentive fees and $5.3 million and $16.0 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.4 million and $6.3 million, respectively, for the three and nine months ended September 30, 2017. Expenses totaled $22.8 million and $61.7 million, respectively, for the three and nine months ended September 30, 2016, of which $11.6 million and $34.6 million, respectively, were base management fees and performance-based incentive fees and $8.5 million and $19.1 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.7 million and $8.0 million, respectively, for the three and nine months ended September 30, 2016. Expenses generally consist of management and performance-based incentive fees, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses for the three and nine months ended September 30, 2017 versus the three and nine months ended September 30, 2016 was primarily due to lower management, performance-based incentive fees and interest expense on a smaller average portfolio size.

Net Investment Income

The Company’s net investment income totaled $17.3 million and $49.7 million, or $0.41 and $1.18, per average share, respectively, for the three and nine months ended September 30, 2017. The Company’s net investment income totaled $17.0 million and $53.5 million, or $0.40 and $1.26, per average share, respectively, for the three and nine months ended September 30, 2016.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $56 million and $271 million, respectively, for the three and nine months ended September 30, 2017. Net realized losses over the same periods were $8.5 million and $8.1 million, respectively. The Company had investment sales and prepayments totaling approximately $273 million and $365 million, respectively, for the three and nine months ended September 30, 2016. Net realized gains over the same periods were $0.8 million and $0.7 million, respectively. Net realized losses for the three and nine months ended September 30, 2017 were primarily related to the exit of Direct Buy Inc. from the portfolio. Net realized gains for the three and nine months ended September 30, 2016 were related to the sale of select assets.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2017, net change in unrealized gain on the Company’s assets and liabilities totaled $8.4 million and $11.4 million, respectively. For the three and nine months ended September 30, 2016, net change in unrealized gain on the Company’s assets and liabilities totaled $7.8 million and $34.8 million, respectively. Net unrealized gain for the three months ended September 30, 2017 is primarily due to the reversal of unrealized depreciation on our investment in Direct Buy Inc. due to its exit from the portfolio, as well as appreciation in the value of our investments in Breathe Technologies, Inc. and Aegis Toxicology Sciences Corporation, among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Rug Doctor, Kore Wireless Group, Inc., American Teleconferencing Services, Ltd. and Crystal Financial LLC, among others. Net unrealized gain for the nine months ended September 30, 2017 is primarily due to the reversal of unrealized depreciation on our investment in Direct Buy Inc. due to its exit from the portfolio, as well as appreciation in the value of our investments in Bishop Lifting Products, Inc., Breathe Technologies, Inc., Aegis Toxicology Sciences Corporation, and Senior Secured Unitranche Loan Program LLC, among others. Partially offsetting the net change in unrealized gain was unrealized depreciation on our investments in Rug Doctor and Kore Wireless Group, Inc., among others. Net unrealized gain for the three months ended September 30, 2016 is primarily due to appreciation in the value of our investments in Global Tel*Link Corporation, Bishop Lifting Products, Inc., and Senior Secured Unitranche Loan Program II LLC, among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Breath Technologies, Inc. and Rug Doctor, among others. Net unrealized gain for the nine months ended September 30, 2016 is primarily due to appreciation in the value of our investments in WireCo Worldgroup Inc., Crystal Financial, LLC, Global Tel*Link Corporation, Asurion, LLC, Rug Doctor, The Robbins Company and LegalZoom.com, Inc., among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Senior Secured Unitranche Loan Program LLC, Breathe Technologies, Inc. and Aegis Toxicology Sciences Corporation, among others.

Net Increase in Net Assets From Operations

For the three and nine months ended September 30, 2017, the Company had a net increase in net assets resulting from operations of $17.2 million and $53.1 million, respectively. For the same periods, earnings per average share were $0.41 and $1.26, respectively. For the three and nine months ended September 30, 2016, the Company had a net increase in net assets resulting from operations of $25.6 million and $89.0 million, respectively. For the same periods, earnings per average share were $0.61 and $2.11, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in September 2021, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of September 30, 2017, we had a total of $220.0 million of unused borrowing capacity under the Credit Facility, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $200 million in cash equivalents as of September 30, 2017.

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

Revolving & Term Loan Facility

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505 million of revolving credit and $50 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its non-extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110 million to $395 million. At September 30, 2017, outstanding USD equivalent borrowings under the Credit Facility totaled $225 million, composed of $175 million of revolving credit and $50 million of term loans.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At September 30, 2017, the Company was in compliance with all financial and operational covenants required by the Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of September 30, 2017:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility (1)	$175.0	$—	$—	$175.0	$—
Unsecured senior notes	250.0	—	—	150.0	100.0
Term Loans	50.0	—	—	50.0	—

(1)	As of September 30, 2017, we had a total of $220.0 million of unused borrowing capacity under our revolving credit facility, subject to borrowing base limits.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2017 (through September 30, 2017)	$175,000	$1,083	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2017 (through September 30, 2017)	$150,000	$928	—	N/A
Fiscal 2016	50,000	430	—	N/A
2042 Unsecured Notes
Fiscal 2017 (through September 30, 2017)	$100,000	$619	—	$1,014
Fiscal 2016	100,000	859	—	1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017 (through September 30, 2017)	$—	$—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2017 (through September 30, 2017)	$50,000	$309	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2017 (through September 30, 2017)	$475,000	$2,939	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of September 30, 2017, asset coverage was 293.9%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the 2042 Unsecured Notes which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2017, 2016, 2015, 2014, 2013 and 2012 periods was $101,360, $100,175, $98,196, $94,301, $93,392, and $92,302, respectively.

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

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to various delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of September 30, 2017 and December 31, 2016 is $54.9 million and $64.0 million, respectively, comprised of the following:

	September 30, 2017	December 31, 2016
Crystal Financial LLC	$44.3	$44.3
Delphinus Medical Technologies, Inc.	3.7	—
aTyr Pharma, Inc.	2.5	5.0
MRI Software LLC	2.4	—
CardioFocus, Inc.	2.0	—
Vapotherm, Inc.	—	10.0
SentreHeart, Inc.	—	2.5
Conventus Orthopaedics, Inc.	—	2.2

Total Commitments*	$54.9	$64.0

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

As of September 30, 2017 and December 31, 2016, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to Senior Secured Unitranche Loan Program LLC (“SSLP”), Senior Secured Unitranche Loan Program II LLC (“SSLP II”) and Solar Life Science Program LLC (“LSJV”), all disclosed in the notes to the Consolidated Financial Statements.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2017
November 2, 2017	December 21, 2017	January 4, 2018	$0.40
August 1, 2017	September 21, 2017	October 3, 2017	0.40
May 2, 2017	June 22, 2017	July 5, 2017	0.40
February 22, 2017	March 23, 2017	April 4, 2017	0.40

Total 2017			$1.60

Fiscal 2016
November 2, 2016	December 15, 2016	January 4, 2017	$0.40
August 2, 2016	September 22, 2016	October 4, 2016	0.40
May 3, 2016	June 23, 2016	July 1, 2016	0.40
February 24, 2016	March 24, 2016	April 1, 2016	0.40

Total 2016			$1.60

Fiscal 2015
November 3, 2015	December 17, 2015	January 6, 2016	$0.40
August 4, 2015	September 24, 2015	October 2, 2015	0.40
May 5, 2015	June 25, 2015	July 1, 2015	0.40
February 25, 2015	March 19, 2015	April 2, 2015	0.40

Total 2015			$1.60

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

Related party transactions may occur between Solar Capital Ltd. and Crystal Financial LLC, between Solar Capital Ltd. and Senior Secured Unitranche Loan Program LLC, between Solar Capital Ltd. and SSLP 2016-1, LLC, between Solar Capital Ltd. and Solar Life Science Program LLC, between Solar Capital Ltd. and Senior Secured Unitranche Loan Program II LLC, between Solar Capital Ltd. and SSLP II 2016-1, LLC and between Solar Capital Ltd. and NEF Holdings LLC. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Crystal Financial LLC, Senior Secured Unitranche Loan Program LLC, Solar Life Science Program LLC, Senior Secured Unitranche Loan Program II LLC or NEF Holdings LLC.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the nine months ended September 30, 2017, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has a revolving credit facility that is generally based on floating LIBOR. Assuming no changes to our balance sheet as of September 30, 2017 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would reduce our net investment income by two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2017 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately nine cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2017, we have no interest rate hedging instruments outstanding.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	($0.02)	$0.09

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement (1)

3.2	Amended and Restated Bylaws (1)

4.1	Form of Common Stock Certificate (2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee (3)

4.3	First Supplemental Indenture, dated November 16, 2012, relating to the 6.75% Senior Notes due 2042, between the Registrant and U.S. Bank National Association as trustee (3)

Exhibit Number	Description

4.4	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request

10.1	Dividend Reinvestment Plan (1)

10.2	Form of Senior Secured Credit Agreement by and between the Registrant, Citibank, N.A., as administrative agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and SunTrust Bank, as documentation agent (9)

10.3	Form of Amendment No. 1 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent (5)

10.4	Form of Amendment No. 2 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent (10)

10.5	Second Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC*

10.6	Form of Custodian Agreement (7)

10.7	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC (6)

10.8	Form of Indemnification Agreement by and between Registrant and each of its directors (1)

10.9	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC (1)

10.10	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC (2)

10.11	Form of Registration Rights Agreement (4)

10.12	Form of Subscription Agreement (4)

10.13	Form of Amended and Restated Limited Liability Company Agreement, dated as of October 15, 2015, between Solar Capital Ltd., Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager (8)

10.14	Form of Senior Secured Unitranche Loan Program II LLC Amended and Restated Limited Liability Company Agreement, dated as of August 5, 2016, by and between Solar Capital Ltd. and WFI Loanco, LLC (11)

10.15	Form of Solar Life Science Program LLC Limited Liability Company Agreement, dated as of February 22, 2017, by and between Solar Capital Ltd., Solar Senior Capital Ltd. and Deerfield Solar Holdings LLC (12)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.
(6)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
(7)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 3, 2015.
(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on July 6, 2012.
(10)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 2, 2016.
(11)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on August 11, 2016.
(12)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on May 2, 2017.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2017.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)