Form 10-K
period 2017-12-31
Solar Capital Ltd.
filed 2018-02-22
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 814-00754

SOLAR CAPITAL LTD.

(Exact name of registrant as specified in its charter)

Maryland	26-1381340
(State of Incorporation)	(I.R.S. Employer Identification Number)

500 Park Avenue New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 993-1670

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share;	The NASDAQ Global Select Market;

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2017 based on the closing price on that date of $21.87 on the NASDAQ Global Select Market was approximately $869.5 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 42,260,826 shares of the Registrant’s common stock outstanding as of February 21, 2018.

Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

SOLAR CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

PART I

Item 1. Business

Solar Capital Ltd. (“Solar”, “Solar Capital”, the “Company”, “we” or “our”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes, we have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

In February 2010, we completed our initial public offering and a concurrent private offering of shares to our senior management team.

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, stretch-senior loans, unitranche loans, mezzanine loans and equity securities. We define “middle market” to refer to companies with annual revenues typically between $50 million and $1 billion. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, some of our debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. Our investment activities are managed by Solar Capital Partners, LLC (“Solar Capital Partners” or the “Investment Adviser”) and supervised by our board of directors, a majority of whom are non-interested, as such term is defined in the 1940 Act. Solar Capital Management, LLC (“Solar Capital Management”) provides the administrative services necessary for us to operate.

As of December 31, 2017, our investment portfolio totaled $1.5 billion and our net asset value was $921.6 million. Our portfolio was comprised of debt and equity investments in 93 portfolio companies.

During the fiscal year ended December 31, 2017, we invested approximately $472 million in 60 portfolio companies. Investments sold or prepaid during the fiscal year ended December 31, 2017 totaled approximately $333 million.

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

In addition, Solar Capital Partners serves as investment adviser to Solar Senior Capital Ltd. (or “Solar Senior”), a publicly traded BDC that invests in the senior debt securities of leveraged middle-market companies similar to those we target for investment. Through December 31, 2017, the investment team led by Messrs. Gross and Spohler has invested approximately $7 billion in more than 320 different portfolio companies involving an aggregate of more than 185 different financial sponsors. Since Solar Capital’s inception, these investment professionals have used their relationships in the middle-market financial sponsor and financial intermediary community to generate deal flow. As of February 21, 2018, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 5.7% and 5.2%, respectively, of our outstanding common stock.

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

Investments

Solar Capital seeks to create a diverse portfolio that includes senior secured loans, stretch-senior loans, unitranche loans, mezzanine loans and equity securities by investing approximately $5 million to $100 million of capital, on average, in the securities of leveraged companies, including middle-market companies. We expect that this investment size will vary with the size of our capital base and/or for strategic initiatives.

In addition to senior secured loans, stretch-senior loans, unitranche loans and mezzanine loans, we may invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our returns to our investors. These investments may include direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, some of our debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. We may invest up to 30% of our total assets in such opportunistic investments, including loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act.

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

Our principal focus is to provide senior secured loans, stretch-senior loans, unitranche loans and mezzanine loans to leveraged companies in a variety of industries. We generally seek to target companies that generate positive cash flows. We generally seek to invest in companies from the broad variety of industries in which our investment adviser has direct expertise.

The following is a representative list of the industries in which we may invest:

•  Aerospace & Defense

•  Air Freight & Logistics

•  Airlines

•  Automobiles

•  Asset Management

•  Building Products

•  Chemicals

•  Commercial Services & Supplies

•  Communications Equipment

•  Construction & Engineering

•  Construction Materials

•  Consumer Finance

•  Containers & Packaging

•  Distributors

•  Diversified Consumer Services

•  Diversified Financial Services

•  Diversified Real Estate Activities

•  Diversified Telecommunications Services

•  Education Services

•  Energy Equipment & Services

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

•  Oil, Gas & Consumable Fuels

•  Paper & Forest Products

•  Personal Products

•  Pharmaceuticals

•  Professional Services

•  Research & Consulting Services

•  Road & Rail

•  Software

•  Specialty Retail

•  Textiles, Apparel & Luxury Goods

•  Thrifts & Mortgage Finance

•  Trading Companies & Distributors

•  Utilities

•  Wireless Telecommunications Services

We may also invest in other industries if we are presented with attractive opportunities.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, or an investment adviser controlling, controlled by or under common control with Solar Capital Partners and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the new exemptive order obtained from the Securities and Exchange Commission (“SEC”) on June 13, 2017, which supersedes the exemptive order we originally obtained on July 28, 2014.

At December 31, 2017, our portfolio consisted of 93 portfolio companies and was invested 42.4% in cash flow senior secured loans, 28.0% in asset-based senior secured loans / Crystal Financial, 15.0% in equipment senior secured financings / NEF, and 14.6% in life science senior secured loans, in each case, measured at fair value. We expect that our portfolio will continue to include primarily senior secured, stretch-senior, unitranche and mezzanine loans, leases as well as equity-related securities. In addition, we also expect to invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.

While our primary investment objective is to maximize current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2017 and December 31, 2016:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2017

Portfolio Company	% of Total Assets
Crystal Financial LLC	18.5%
NEF Holdings, LLC	8.9%
Senior Secured Unitranche Loan Program LLC	5.4%
On Location Events, LLC & PrimeSport Holdings Inc.	3.6%
KORE Wireless Group, Inc.	3.3%
Senior Secured Unitranche Loan Program II LLC	3.2%
DISA Holdings Acquisition Subsidiary Corp.	3.1%
Varilease Finance, Inc.	2.9%
PhyMed Management LLC	1.9%
Aegis Toxicology Sciences Corporation	1.8%

Industry	% of Total Assets
Diversified Financial Services	18.5%
Multi-Sector Holdings	11.8%
Asset Management	9.4%
Health Care Providers & Services	7.1%
Health Care Equipment & Supplies	5.5%
Pharmaceuticals	4.9%
Media	4.5%
Wireless Telecommunication Services	3.3%
Professional Services	3.1%
Communications Equipment	2.9%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2016

Portfolio Company	% of Total Assets
Crystal Financial LLC	18.5%
Senior Secured Unitranche Loan Program LLC	6.1%
KORE Wireless Group, Inc.	3.3%
DISA Holdings Acquisition Subsidiary Corp.	3.1%
Varilease Finance, Inc.	2.9%
Senior Secured Unitranche Loan Program II LLC	2.9%
TierPoint, LLC	2.0%
PhyMed Management LLC	1.9%
U.S. Anesthesia Partners, Inc.	1.8%
RD Holdco Inc. (Rug Doctor)	1.7%

Industry	% of Total Assets
Diversified Financial Services	18.5%
Asset Management	9.9%
Health Care Providers & Services	8.3%
Wireless Telecommunication Services	5.0%
Pharmaceuticals	4.8%
Health Care Equipment & Supplies	4.8%
Professional Services	3.7%
IT Services	3.7%
Multi-Sector Holdings	2.9%
Health Care Technology	2.6%

Listed below is the geographic breakdown of the portfolio based on fair value as of December 31, 2017, 2016 and 2015:

Geographic Region	% of Portfolio at December 31, 2017	% of Portfolio at December 31, 2016	% of Portfolio at December 31, 2015
United States	100.0%	99.4%	99.5%
Canada	0.0%	0.6%	0.5%

	100.0%	100.0%	100.0%

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

We invest in portfolio companies primarily in the form of senior secured loans, stretch-senior loans, unitranche loans and to a lesser extent mezzanine investments. With respect to our senior secured loans, we seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2017 and December 31, 2016, the weighted average investment rating on the fair market value of our portfolio was a 2. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2017, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

Competition

Our primary competitors provide financing to middle-market companies and include other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. While many middle-market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing will become more difficult as implementation of U.S. and international financial reforms limits the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. We believe that many of these financial institutions have de-emphasized their service and product offerings to middle-market companies in particular.

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

As a BDC, we are required to meet an asset coverage ratio, reflecting the value of our total assets to our total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

We are generally not able to issue and sell our common stock at a price below net asset value per share without annual shareholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At our Annual Meeting of Stockholders on May 17, 2017, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current asset value per share, subject to the approval by our board of directors for the offering. This authorization expires on the earlier of May 17, 2018 and the date of our 2018 Annual Meeting of Stockholders, which is expected to be held in May 2018. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

Code of Ethics

We and Solar Capital Partners have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. In addition, each code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Taxation as a Regulated Investment Company

As a BDC, we elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which generally is our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”). If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed not distributed) to our stockholders.

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

Through December 31, 2017, the base management fee was calculated at an annual rate of 2.00% of our gross assets. Effective January 1, 2018, the base management fee is calculated at an annual rate of 1.75%. For services rendered under the Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings.

The incentive fee has two parts, as follows: one is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to Solar Capital Management, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the base management fee. We pay Solar Capital Partners an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

Management fee (2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.20%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 0.6125%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.70%

Hurdle rate (1) = 1.75%

Management fee (2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.20%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.0625%

Incentive fee = 100% × pre-incentive fee net investment income, subject to the “catch-up” (4)

= 100% × (2.0625% – 1.75%)

= 0.3125%

Alternative 3:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.00%

Hurdle rate (1) = 1.75%

Management fee (2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.20%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.3625%

Incentive fee = 20% × pre-incentive fee net investment income, subject to “catch-up” (4)

Incentive fee = 100% × “catch-up” + (20% × (pre-incentive fee net investment income – 2.1875%))

Catch-up = 2.1875% – 1.75%

= 0.4375%

Incentive fee = (100% × 0.4375%) + (20% × (2.3625% – 2.1875%))

= 0.4375% + (20% × 0.175%)

= 0.4375% + 0.035%

= 0.4725%

(*)	The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(1)	Represents 7% annualized hurdle rate.
(2)	Represents 1.75% annualized management fee.
(3)	Excludes organizational and offering expenses.
(4)	The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.1875% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

•	Year 1: None

•	Year 2: Capital gains incentive fee of $6 million ($30 million realized capital gains on sale of Investment A multiplied by 20%)

•	Year 3: None

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

Participants in our industry compete on several factors, including price, flexibility in transaction structure, customer service, reputation, market knowledge and speed in decision-making. We do not seek to compete primarily based on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments are very risky and highly speculative.

We invest primarily in senior secured term loans, stretch-senior loans, unitranche loans, mezzanine loans and preferred securities, and select equity investments issued by leveraged companies.

Senior Secured Loans. When we make a senior secured term loan investment, including stretch-senior and unitranche loan investments, in a portfolio company, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

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

The lack of liquidity in our investments may make it difficult for us to dispose of our investments at a favorable price, which may adversely affect our ability to meet our investment objectives.

We generally make investments in private companies. We invest and expect to continue investing in companies whose securities have no established trading market and whose securities are and will be subject to legal and other restrictions on resale or whose securities are and will be less liquid than are publicly-traded securities. Investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer of the investments, market events, economic conditions or investor perceptions. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain our qualification as a BDC and as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. Domestic and foreign markets are complex and interrelated, so that events in one sector of the world markets or economy, or in one geographical region, can reverberate and have materially negative consequences for other markets, economic or regional sectors in a manner that may not be foreseen and which may negatively impact the liquidity of our investments and materially harm our business. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

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

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”) and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union, which is set to occur on March 29, 2019. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because of the election results in the U.K. in June 2017, there is increased uncertainty on the timing of Brexit. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our net asset value, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise equity and debt capital. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2017 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on May 17, 2017 and expiring on the earlier of the one-year anniversary of the date of the 2017 Annual Stockholders Meeting and the date of our 2018 Annual Stockholders Meeting, which is expected to be held in May 2018. However, notwithstanding such stockholder approval, since our initial public offering on

February 9, 2010, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing that they are unable to secure and that we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.

We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.

In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we sometimes make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default and, as a result, the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

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

If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss, which may adversely impact our financial performance.

The business, financial condition and results of operations of our portfolio companies could be adversely affected by worldwide economic conditions, as well as political and economic conditions in the countries in which they conduct business.

The business and operating results of our portfolio companies may be impacted by worldwide economic conditions. Although the U.S. economy has in recent years shown signs of recovery from the 2008–2009 global recession, the strength and duration of any economic recovery will be impacted by worldwide economic growth. For instance, concerns of economic slowdown in China and other emerging markets and signs of deteriorating sovereign debt conditions in Europe could lead to disruption and instability in the global financial markets. The significant debt in the United States and European countries is expected to hinder growth in those countries for the foreseeable future. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations.

Some of the products of our portfolio companies are developed, manufactured, assembled, tested or marketed outside the United States. Any conflict or uncertainty in these countries, including due to natural disasters, public health concerns, political unrest or safety concerns, could harm their business, financial condition and results of operations. In addition, if the government of any country in which their products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm their businesses.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (i) increase or maintain in whole or in part our ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow-on investments or the desire to maintain our RIC tax treatment.

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

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time, we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay distributions, could adversely affect our results of operation and financial condition and cause the loss of all or part of your investment.

Our loans could be subject to equitable subordination by a court, which would increase our risk of loss with respect to such loans.

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

Shares of BDCs may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value in the future. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2017 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on May 17, 2017 and expiring on the earlier of the one-year anniversary of the date of the 2017 Annual Stockholders Meeting and the date of our 2018 Annual Stockholders Meeting, which is expected to be held in May 2018. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

•	changes in regulatory policies or tax guidelines with respect to RICs or BDCs;

•	failure to qualify as a RIC, or the loss of RIC tax treatment;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	changes, or perceived changes, in the value of our portfolio investments;

•	departures of Solar Capital Partners’ key personnel;

•	operating performance of companies comparable to us;

•	changes in the prevailing interest rates;

•	loss of a major funding source; or

•	general economic conditions and trends and other external factors.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to stockholders, which include a return of capital, that portion of the distribution essentially constitutes a return of the stockholders’ investment. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our common stock.

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

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable of a publicly offered RIC that are in cash or in shares of stock at the election of stockholders may be treated as taxable distributions. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of distributions paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

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

At our 2017 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on May 17, 2017 and expiring on the earlier of the one-year anniversary of the date of the 2017 Annual Stockholders Meeting and the date of our 2018 Annual Stockholders Meeting, which is expected to be held in May 2018. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

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

Further, if our current stockholders do not purchase any shares to maintain their percentage interest, regardless of whether such offering is above or below the then current net asset value per share, their voting power will be diluted. For example, if we sell an additional 10% of our common stock at a 5% discount from net asset value, a stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value.

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

Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. In the event distributions become two full years in arrears, holders of any preferred stock would have the right to elect a majority of the directors until such arrearage is completely eliminated. Preferred stockholders also have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

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

If we are unable to renew or replace the Credit Facility and consummate new facilities on commercially reasonable terms, our liquidity will be reduced significantly. If we consummate new facilities but are then unable to repay amounts outstanding under such facilities and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Our financial condition and results of operations will depend on Solar Capital Partners’ ability to manage our future growth effectively by identifying, investing in and monitoring companies that meet our investment criteria.

Our ability to achieve our investment objective and to grow depends on Solar Capital Partners’ ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of Solar Capital Partners’ structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. The investment team of Solar Capital Partners has substantial responsibilities under the Investment Advisory and Management Agreement, and they may also be called upon to provide managerial assistance to our portfolio companies as the principals of our administrator. In addition, the members of Solar Capital Partners’ investment team have similar responsibilities with respect to the management of Solar Senior Capital Ltd.’s investment portfolio. Such demands on their time may distract them or slow our rate of investment. In order to grow, we and Solar Capital Partners will need to retain, train, supervise and manage new investment professionals. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of the investment adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund growth in our investments. We expect to issue equity securities and expect to borrow from financial institutions in the future. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our tax treatment as a RIC. As a result, any such cash earnings may not be available to fund investment originations. We expect to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue additional preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

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

Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

In order to satisfy the tax requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain realized net long-term capital gains, which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy the asset coverage test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

As of December 31, 2017, we had $295.6 million outstanding under the Credit Facility, composed of $245.6 million of revolving credit and $50 million outstanding of term loans. We also had $75 million outstanding of unsecured senior notes due 2023 (the “2023 Unsecured Notes”), $150 million outstanding of unsecured senior notes due 2022 (the “2022 Unsecured Notes”) and $21 million of unsecured senior notes due 2022 (the “2022 Tranche C Notes”). If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

At our 2017 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on May 17, 2017 and expiring on the earlier of the one-year anniversary of the date of the 2017 Annual Stockholders Meeting and the date of our 2018 Annual Stockholders Meeting, which is expected to be held in May 2018. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

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

We borrow money as part of our business plan. Borrowings, also known as leverage magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of December 31, 2017, we had $295.6 million outstanding on the Credit Facility, composed of $245.6 million of revolving credit and $50 million of term loans. We also had $75 million outstanding of the 2023 Unsecured Notes, $150 million outstanding of the 2022 Unsecured Notes and $21 million outstanding of the 2022 Tranche C Notes. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes and the 2023 Unsecured Notes, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

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

In addition, the Credit Facility imposes, and any other debt facility into which we may enter would likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain RIC tax treatment under Subchapter M of the Code.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(20.6)%	(11.7)%	(2.8)%	6.1%	15.0%

(1)	Assumes $1.64 billion in total assets and $541.6 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2017, and a cost of funds of 4.73%. Excludes non-leverage related expenses.

In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2017, we must achieve annual returns on our December 31, 2017 total assets of at least 1.6%.

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

The Credit Facility generally contains customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, the Credit Facility requires or is expected to require the repayment of all outstanding debt on the maturity which may disrupt our business and potentially the business of our portfolio companies that are financed through the Credit Facility. An event of default under the Credit Facility would likely result, among other things, in termination of the availability of further funds under the Credit Facility and accelerated maturity dates for all amounts outstanding under the Credit Facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through the Credit Facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our Credit Facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain RIC tax treatment.

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

As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets or we may borrow an amount equal to 100% of net assets). The U.S. Senate recently introduced the Small Business Credit Availability Act, which if it passes, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

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

Our investments may be in portfolio companies that may have limited operating histories and financial resources.

We expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to U.S. and foreign economic downturns, such as the U.S. recession that begain in mid-2007 and the European financial crisis, may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies compete with larger, more established companies with greater access to, and resources for, further development in these new technologies. Therefore, we may lose our entire investment in any or all of our portfolio companies.

There will be uncertainty as to the value of our portfolio investments, which may impact our net asset value.

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities, the Credit Facility and the 2022 Unsecured Notes on a quarterly basis in accordance with our valuation policy, which is at all times consistent with U.S. generally accepted accounting principles (“GAAP”). Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of certain securities, the Credit Facility and the 2022 Unsecured Notes. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

Our executive officers and directors, as well as the current and future partners of our investment adviser, Solar Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. For example, Solar Capital Partners presently serves as the investment adviser to Solar Senior Capital Ltd., a publicly-traded BDC that focuses on investing primarily in senior secured loans, including first lien, unitranche and second lien debt instruments. In addition, Michael S. Gross, our Chairman, Chief Executive Officer and President, Bruce Spohler, our Chief Operating Officer and board member, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Senior Capital Ltd. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Solar Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although Solar Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Solar Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.

As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC on July 28, 2014 (the “Prior Exemptive Order”). The Prior Exemptive Order permitted us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Prior Exemptive Order. On June 13, 2017, the Company, Solar Senior Capital Ltd., and Solar Capital Partners received an exemptive order (the “Exemptive Order”) for a co-investment order that supersedes the Prior Exemptive Order and extends the relief granted in the Prior Exemptive Order such that it no longer applies to certain affiliates only if their respective investment adviser is Solar Capital Partners, but also applies to certain affiliates whose investment adviser is an investment adviser that controls, is controlled by or is under common control with Solar Capital Partners and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The terms of the Exemptive Order are otherwise substantially similar to the Prior Exemptive Order. If we are unable to rely on the Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

Solar Capital Partners and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners’ allocation procedures. Related party transactions may occur among Solar Capital and Crystal Financial LLC, Senior Secured Unitranche Loan Program LLC, SSLP 2016-1, LLC, Senior Secured Unitranche Loan Program II LLC, SSLP II 2016-1, LLC and NEF Holdings LLC. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Crystal Financial LLC, Senior Secured Unitranche Loan Program LLC, Senior Secured Unitranche Loan Program II LLC or NEF Holdings LLC.

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

We have entered into a royalty-free license agreement with our investment adviser, pursuant to which our investment adviser has granted us a non-exclusive license to use the name “Solar Capital.” Under the license agreement, we have the right to use the “Solar Capital” name for so long as Solar Capital Partners or one of its affiliates remains our investment adviser. In addition, we pay Solar Capital Management, an affiliate of Solar Capital Partners, our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer and their respective staffs. These arrangements create conflicts of interest that our board of directors must monitor.

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

Although we have elected to be treated as a RIC under Subchapter M of the Code, no assurance can be given that we will continue to be able to qualify for and maintain RIC tax treatment. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

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

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for RIC tax treatment for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure could have a material adverse effect on us, the net asset value of our common stock and the total return, if any, obtainable from your investment in our common stock. Any net operating losses that we incur in periods during which we qualify as a RIC will not offset net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we are otherwise required to distribute, and we cannot pass such net operating losses through to our stockholders. In addition, net operating losses that we carry over to a taxable year in which we qualify as a RIC normally cannot offset ordinary income or capital gains.

We may have difficulty satisfying the Annual Distribution Requirement in order to qualify and maintain RIC tax treatment if we recognize income before or without receiving cash representing such income.

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

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amount that we are required to distribute to qualify for the U.S. federal income tax benefits applicable to RICs. Because these warrants generally will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we would need to obtain cash from other sources or to pay a portion of our distributions using shares of newly issued common stock, consistent with Internal Revenue Service requirements, to satisfy the Annual Distribution and Excise Tax Avoidance requirements.

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

The higher yields and interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to our investment adviser based on non-cash accruals that ultimately may not be realized, but our investment adviser will be under no obligation to reimburse the Company for these fees.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Solar Capital or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Control Share Act only if our board of directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Act would, if implemented, violate Section 18(i) of the 1940 Act.

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

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

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

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

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

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. In December 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which the President signed into law. Such legislation has made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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

		Price Range		Premium or (Discount) of High Closing Price to NAV(2)	Premium or (Discount) of Low Closing Price to NAV(2)	Declared Distributions(3)
	NAV(1)	High	Low
Fiscal 2017
Fourth Quarter	$21.81	$22.46	$20.08	3.0%	(7.9)%	$0.40
Third Quarter	21.80	22.08	20.40	1.3	(6.4)	0.40
Second Quarter	21.79	22.91	21.13	5.1	(3.0)	0.40
First Quarter	21.75	22.61	21.09	4.0	(3.0)	0.40
Fiscal 2016
Fourth Quarter	$21.74	$21.42	$19.43	(1.5)%	(10.6)%	$0.40
Third Quarter	21.72	20.71	19.02	(4.7)	(12.4)	0.40
Second Quarter	21.51	19.07	16.91	(11.3)	(21.4)	0.40
First Quarter	21.08	17.70	15.60	(16.0)	(26.0)	0.40

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by NAV and subtracting 1.
(3)	Represents the cash distributions declared for the specified quarter.

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

The last reported closing market price of our common stock on February 20, 2018 was $20.37 per share. As of February 20, 2018, we had 18 shareholders of record.

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

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

The following table reflects cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2018
November 2, 2017	March 22, 2018	April 3, 2018	$0.41

Fiscal 2017
November 2, 2017	December 21, 2017	January 4, 2018	$0.40
August 1, 2017	September 21, 2017	October 3, 2017	0.40
May 2, 2017	June 22, 2017	July 5, 2017	0.40
February 22, 2017	March 23, 2017	April 4, 2017	0.40

Total 2017			$1.60

Fiscal 2016
November 2, 2016	December 15, 2016	January 4, 2017	$0.40
August 2, 2016	September 22, 2016	October 4, 2016	0.40
May 3, 2016	June 23, 2016	July 1, 2016	0.40
February 24, 2016	March 24, 2016	April 1, 2016	0.40

Total 2016			$1.60

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

STOCK PERFORMANCE GRAPH

This graph compares the cumulative total return on our common stock with that of the Standard & Poor’s BDC Index, Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from December 31, 2012 through December 31, 2017. The graph assumes that a person invested $10,000 in each of the following: our common stock (SLRC), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in additional shares of the same class of equity securities at the frequency with which dividends are paid of such securities during the applicable fiscal year.

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

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2017, 2016, 2015, 2014 and 2013. Financial information for the periods ending December 31, 2017, 2016, 2015, 2014, and 2013 has been derived from our consolidated financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

($ in thousands, except per share data)	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Income statement data:
Total investment income	$143,338	$151,839	$115,560	$121,937	$163,593
Net expenses	$74,975	$80,738	$51,204	$55,230	$78,658
Net investment income	$68,363	$71,101	$64,356	$66,707	$84,935
Net realized gain (loss)	$(12,015)	$776	$(4,874)	$(36,840)	$(44,425)
Net change in unrealized gain (loss).	$14,082	$34,938	$(45,402)	$18,585	$34,800
Net increase in net assets resulting from operations	$70,430	$106,815	$14,080	$48,452	$75,310
Per share data:
Net investment income (1)	$1.62	$1.68	$1.52	$1.56	$1.91
Net realized and unrealized gain (loss)(1)	$0.05	$0.84	$(1.18)	$(0.43)	$(0.22)
Dividends and distributions declared	$1.60	$1.60	$1.60	$1.60	$2.00

	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013
Balance sheet data:
Total investment portfolio	$1,461,170	$1,304,778	$1,312,591	$1,020,738	$1,088,399
Cash and cash equivalents	$150,789	$312,046	$277,570	$635,340	$586,979
Total assets	$1,641,565	$1,650,547	$1,620,300	$1,686,334	$1,708,442
Debt	$541,600	$390,200	$432,900	$225,000	$225,000
Net assets	$921,605	$918,507	$882,698	$936,568	$995,637
Per share data:
Net asset value per share	$21.81	$21.74	$20.79	$22.05	$22.50
Other data (unaudited):
Total return(2)	4.5%	37.5%	(0.3%)	(13.6%)	2.8%
Number of portfolio companies at period end	93	63	54	43	40

(1)	The per-share calculations are based on weighted average shares of 42,257,692, 42,258,143, 42,465,158, 42,888,232 and 44,571,118 for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.
(2)	Total return is based on the change in market price per share during the year and takes into account dividends, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2017, the Investment Adviser has directly invested approximately $7 billion in more than 320 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 185 different financial sponsors.

Recent Developments

Effective January 1, 2018, the annual rate the Investment Adviser charges the Company for the base management fee changed from 2.00% to 1.75%.

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

•

all other expenses incurred by either Solar Capital Management or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and our chief financial officer and their respective staffs.

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

Portfolio and Investment Activity

During the year ended December 31, 2017, we invested approximately $472 million across 60 portfolio companies. This compares to investing approximately $428 million in 35 portfolio companies for the year ended December 31, 2016. Investments sold, prepaid or repaid during the year ended December 31, 2017 totaled approximately $333 million versus approximately $488 million for the year ended December 31, 2016.

At December 31, 2017, our portfolio consisted of 93 portfolio companies and was invested 42.4% in cash flow senior secured loans, 28.0% in asset-based senior secured loans / Crystal Financial, 15.0% in equipment senior secured financings / NEF, and 14.6% in life science senior secured loans, in each case, measured at fair value, versus 63 portfolio companies invested 52.9% in cash flow senior secured loans, 31.6% in asset-based senior secured loans / Crystal Financial, and 15.5% in life science senior secured loans, in each case, measured at fair value, at December 31, 2016.

At December 31, 2017, 82.0% or $1.18 billion of our income producing investment portfolio* is floating rate and 18.0% or $259.8 million is fixed rate, measured at fair value. At December 31, 2016, 94.9% or $1.22 billion of our income producing investment portfolio* was floating rate and 5.1% or $65.7 million was fixed rate, measured at fair value. As of December 31, 2017 and 2016, we had zero and one issuer, respectively, on non-accrual status.

Since inception through December 31, 2017, Solar Capital and its predecessor companies have invested approximately $5.2 billion in more than 205 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 140 different financial sponsors.

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

As of December 31, 2017, Crystal Financial LLC had 27 funded commitments to 23 different issuers with a total par value of approximately $300.9 million on total assets of $448.5 million. As of December 31, 2016, Crystal Financial LLC had 26 funded commitments to 25 different issuers with a total par value of approximately $368.8 million on total assets of $459.7 million. As of December 31, 2017 and December 31, 2016, the largest loan outstanding totaled $36.0 million and $36.3 million, respectively. For the same periods, the average exposure per issuer was $13.1 million and $14.8 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $176.5 million and $175.4 million of borrowings outstanding at December 31, 2017 and December 31, 2016, respectively. For the years ended December 31, 2017, 2016 and 2015, Crystal Financial LLC had net income of $20.4 million, $34.1 million and $27.4 million, respectively, on gross income of $52.7 million, $69.4 million and $62.5 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Crystal Financial LLC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Crystal Financial LLC will be

*	We have included Crystal Financial LLC, NEF Holdings LLC, Senior Secured Unitranche Loan Program LLC and Senior Secured Unitranche Loan Program II LLC within our income producing investment portfolio.

able to maintain consistent dividend payments to us. Crystal Financial LLC’s consolidated financial statements for the fiscal years ended December 31, 2017 and December 31, 2016 are attached as an exhibit to this annual report on Form 10-K.

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

As of December 31, 2017, NEF had 223 funded equipment-backed leases and loans to 90 different customers with a total net investment in leases and loans of approximately $223.0 million on total assets of $289.5 million. As of December 31, 2017, the largest position outstanding totaled $16.0 million. For the same period, the average exposure per customer was $2.5 million. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $71.0 million of borrowings outstanding at December 31, 2017. The securitization notes balance on December 31, 2017 was $71.7 million. Since the acquisition on July 31, 2017 and through December 31, 2017, NEF had net income of $4.7 million on gross income of $15.6 million. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NEF’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NEF will be able to maintain consistent dividend payments to us. NEF’s consolidated financial statements for the fiscal year ended December 31, 2017 are attached as an exhibit to this annual report on Form 10-K.

Solar Life Science Program LLC

On February 22, 2017, the Company, through its commitment to Senior Secured Unitranche Loan Program III (“SSLP III”), and Solar Senior Capital Ltd. formed Solar Life Science Program (“LSJV”) with an affiliate of Deerfield Management. SSLP III committed approximately $50.0 million to LSJV. On March 10, 2017, SSLP III was dissolved. As of December 31, 2017, LSJV has not commenced operations.

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

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200 million senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $74.2 and $67.1 million of borrowings outstanding as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017 and December 31, 2016, the Company and Voya had contributed combined equity capital in the amount of $102.5 million and $116.4 million, respectively. Of the $102.5 million of contributed equity capital at December 31, 2017, the Company contributed $29.9 million in the form of investments and $59.8 million in the form of cash and Voya contributed $12.8 million in the form of cash. As of December 31, 2017, the Company and Voya’s remaining commitments to SSLP totaled $85.3 million and $12.2 million, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of December 31, 2017 and December 31, 2016, SSLP had total assets of $179.2 million and $184.8 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 10 and 11 different borrowers, respectively. For the years ended December 31, 2017 and December 31, 2016, SSLP invested $31.5 million in 5 portfolio companies and $89.4 million in 8 portfolio companies, respectively. Investments prepaid totaled $37.6 million and $1.2 million, respectively, for the years ended December 31, 2017 and December 31, 2016. At December 31, 2017 and December 31, 2016, the weighted average yield of SSLP’s portfolio was 8.1% and 7.4%, respectively, measured at fair value and 8.1% and 7.5%, respectively, measured at cost.

SSLP Portfolio as of December 31, 2017 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.(4)	Health Care Providers & Services	L+525	1.00%	6.94%	9/3/21	$14,393	$14,350	$14,321
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.85%	12/30/22	17,114	16,963	17,029
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.42%	8/1/21	3,125	3,102	3,125
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	7.19%	11/30/23	13,736	13,496	13,736
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	8.44%	12/14/21	31,695	31,354	31,695
Island Medical Management Holdings, LLC	Health Care Providers & Services	L+550	1.00%	7.00%	9/1/22	13,709	13,585	13,297
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.84%	7/5/22	23,233	22,953	23,117
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	9.50%	12/16/22	11,880	11,782	11,405
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.94%	11/25/21	1,918	1,905	1,918
PSKW, LLC & PDR, LLC(4)	Health Care Providers & Services	L+826	1.00%	9.95%	11/25/21	22,250	21,929	21,805
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.69%	4/20/21	23,546	23,409	23,134

							$174,828	$174,582

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP Portfolio as of December 31, 2016 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+575	1.00%	6.75%	9/3/21	$4,875	$4,875	$4,875
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.50%	12/30/22	13,824	13,686	13,686
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/1/21	3,292	3,261	3,275
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.25%	6/28/22	13,102	12,979	12,971
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.50%	11/30/23	13,875	13,600	13,597
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	34,650	34,202	34,650
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	20,625	20,336	20,367
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.00%	12/16/22	12,000	11,881	11,880
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/21	2,475	2,454	2,475
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+839	1.00%	9.39%	11/25/21	22,250	21,866	21,861
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	19,557	19,407	19,362
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	21,818	21,686	21,491

							$180,233	$180,490

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP as of December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017 and December 31, 2016 as well as for the period from November 25, 2015 (commencement of operations) through December 31, 2015:

Selected Balance Sheet Information for SSLP (in thousands):	December 31, 2017	December 31, 2016
Investments at fair value (cost $174,828 and $180,233, respectively)	$174,582	$180,490
Cash and other assets	4,659	4,326

Total assets	$179,241	$184,816

Debt outstanding	$74,248	$67,148
Distributions payable	2,200	1,688
Interest payable and other credit facility related expenses	1,161	660

	December 31, 2017	December 31, 2016
Accrued expenses and other payables	219	287

Total liabilities	$77,828	$69,783

Members’ equity	$101,413	$115,033

Total liabilities and members’ equity	$179,241	$184,816

	Year ended December 31, 2017	Year ended December 31, 2016		For the Period November 25, 2015 (commencement of operations) through December 31, 2015
Selected Income Statement Information for SSLP (in thousands):
Interest income	$14,198	$9,187		$462

Service fees*	$117	$84		$4
Interest and other credit facility expenses	3,957	3,878	**	—
Other general and administrative expenses	129	138		175

Total expenses	4,203	4,100		179

Net investment income	$9,995	$5,087		$283

Realized gain on investments	127	—		—
Net change in unrealized gain (loss) on investments	(502)	267		(10)

Net realized and unrealized gain (loss) on investments	(375)	267		(10)

Net income	$9,620	$5,354		$273

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
**	SSLP made an irrevocable election to apply the fair value option of accounting to the SSLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the SSLP Facility were expensed during the year ended December 31, 2016. These amounts totaled $2,816.

Senior Secured Unitranche Loan Program II LLC

On November 2, 2015, the Company assigned $125.0 million of its $300.0 million commitment to SSLP to SSLP II, a Delaware limited liability company. On August 5, 2016, the Company entered into an amended and restated limited liability company agreement with WFI Loanco, LLC (“WFI”) and SSLP II commenced operations. SSLP II is expected to invest primarily in senior secured loans, including unitranche loans, primarily to middle market companies predominantly owned by private equity sponsors or entrepreneurs, consistent with the Company’s core origination and underwriting mandate. Also, on August 5, 2016, the Company assigned approximately $50.0 million of its $125.0 million commitment to SSLP II to SSLP III, a newly formed Delaware limited liability company. SSLP III, which had not commenced operations, was wholly owned by Solar Capital Ltd. but could have brought in unaffiliated investors at a later date. The Company and WFI’s equity commitments to SSLP II now total $75.0 million and $18.0 million, respectively.

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP II, as borrower entered into a $100 million senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. There were $48.8 million and $33.0 million of borrowings outstanding as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017 and December 31, 2016, the Company and WFI contributed combined equity capital in the amount of $63.3 million and $58.2 million, respectively. Of the $63.3 million of contributed equity capital at December 31, 2017, the Company contributed $43.5 million in the form of investments and $7.6 million in the form of cash and WFI contributed $12.2 million in the form of cash. As of December 31, 2017, the Company and WFI’s remaining commitments to SSLP II totaled $23.9 million and $5.8 million, respectively. The Company, along with WFI, controls the funding of SSLP II and SSLP II may not call the unfunded commitments without approval of both the Company and WFI.

As of December 31, 2017 and December 31, 2016, SSLP II had total assets of $124.7 million and $93.5 million, respectively. For the same periods, SSLP II’s portfolio consisted of floating rate senior secured loans to 15 and 12 different borrowers, respectively. For the year ended December 31, 2017, SSLP II invested $49.4 million in 9 portfolio companies. For the period August 5, 2016 (commencement of operations) through December 31, 2016, SSLP II invested $102.2 million in 13 portfolio companies. Investments prepaid totaled $20.4 million for the year ended December 31, 2017. Investments prepaid for the period August 5, 2016 (commencement of operations) through December 31, 2016 totaled $12.1 million. At December 31, 2017 and December 31, 2016, the weighted average yield of SSLP II’s portfolio was 8.0% and 7.6%, respectively, measured at fair value and 8.3% and 7.9%, respectively, measured at cost.

SSLP II Portfolio as of December 31, 2017 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+525	1.00%	6.94%	9/3/21	$7,863	$7,829	$7,824
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.85%	12/30/22	6,418	6,361	6,386
American Teleconferencing Services, Ltd. (PGI)(4)	Communications Equipment	L+650	1.00%	7.90%	12/8/21	13,858	12,770	13,650
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.42%	8/1/21	1,563	1,551	1,563
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	7.19%	11/30/23	6,868	6,748	6,868
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	8.44%	12/14/21	10,011	10,011	10,011
Global Holdings LLC & Payment Concepts LLC	Consumer Finance	L+650	1.00%	7.99%	5/5/22	9,341	9,173	9,341
Island Medical Management Holdings, LLC	Health Care Providers & Services	L+550	1.00%	7.00%	9/1/22	6,854	6,793	6,649
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	7.28%	12/22/24	9,000	8,910	8,910
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.84%	7/5/22	10,223	10,098	10,171
PetVet Care Centers, LLC	Health Care Facilities	L+600	1.00%	7.35%	6/8/23	3,444	3,412	3,478
Polycom, Inc.	Communications Equipment	L+525	1.00%	6.72%	9/27/23	9,449	9,130	9,546
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	9.50%	12/16/22	9,900	9,818	9,504
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.94%	11/25/21	767	767	767
PSKW, LLC & PDR, LLC(4)	Health Care Providers & Services	L+826	1.00%	9.95%	11/25/21	8,900	8,774	8,722
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.69%	4/20/21	8,128	7,987	7,986

							$120,132	$121,376

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP II Portfolio as of December 31, 2016 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.50%	12/30/22	$5,184	$5,132	$5,132
American Teleconferencing Services, Ltd. (PGI)(4)	Communications Equipment	L+650	1.00%	7.50%	12/8/21	14,619	13,244	14,217
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/1/21	1,646	1,631	1,638
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.25%	6/28/22	5,241	5,191	5,188
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.50%	11/30/23	6,938	6,800	6,799
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	10,945	10,945	10,945
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	9,075	8,947	8,962
Polycom, Inc.	Communications Equipment	L+650	1.00%	7.50%	9/27/23	11,605	11,152	11,547
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.00%	12/16/22	10,000	9,901	9,900
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/21	990	990	990
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+839	1.00%	9.39%	11/25/21	8,900	8,748	8,744
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	4,988	4,938	4,938
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	2,840	2,787	2,797

							$90,406	$91,797

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP II as of December 31, 2017 and December 31, 2016, for the year ended December 31, 2017 and for the period August 5, 2016 (commencement of operations) through December 31, 2016:

Selected Balance Sheet Information for SSLP II (in thousands):	December 31, 2017	December 31, 2016
Investments at fair value (cost $120,132 and $90,406, respectively)	$121,376	$91,797
Cash and other assets	3,360	1,670

Total assets	$124,736	$93,467

Debt outstanding	$48,788	$32,950
Payable for investments purchased	9,281	—
Distributions payable	1,638	1,460
Interest payable and other credit facility related expenses	654	147
Accrued expenses and other payables	217	183

Total liabilities	$60,578	$34,740

Members’ equity	$64,158	$58,727

Total liabilities and members’ equity	$124,736	$93,467

Selected Income Statement Information for SSLP II (in thousands):	Year ended December 31, 2017	For the period August 5, 2016 (commencement of operations) through December 31, 2016
Interest income	$8,990	$2,259

Service fees*	$110	$28
Interest and other credit facility expenses**	2,116	1,536
Other general and administrative expenses	156	130

Total expenses	$2,382	$1,694

Net investment income	$6,608	$565

Realized gain on investments	46	—
Net change in unrealized gain (loss) on investments	(147)	1,391

Net realized and unrealized gain (loss) on investments	(101)	1,391

Net income	$6,507	$1,956

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
**	SSLP II made an irrevocable election to apply the fair value option of accounting to the SSLP II Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the SSLP II Facility were expensed during the year ended December 31, 2017 and December 31, 2016. These amounts totaled $13 and $1,389, respectively.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2017, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

Valuation of Credit Facility and 2022 Unsecured Notes

The Company has made an irrevocable election to apply the fair value option of accounting to its Credit Facility and 2022 Unsecured Notes, in accordance with ASC 825-10. We believe accounting for the Credit Facility and the 2022 Unsecured Notes at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the fiscal years ended December 31, 2017, 2016 and 2015, capitalized PIK income totaled $0.2 million, $0.0 million and $0.5 million, respectively.

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

Income Taxes

Solar Capital, a U.S. corporation, has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify for taxation as a RIC, the Company is required, among other things, to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income.

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

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015.

Investment Income

For the fiscal years ended December 31, 2017, 2016 and 2015, gross investment income totaled $143.3 million, $151.8 million and $115.6 million, respectively. The decrease in gross investment income from 2016 to 2017 was primarily due to an increase in the volume of prepayments and other exits, which reduced the average size of the income-producing portfolio. The increase in gross investment income from 2015 to 2016 was primarily due to a larger average income producing investment portfolio year over year, and increased dividend income from the ongoing ramping of investments in SSLP and SSLP II.

Expenses

Net expenses totaled $75.0 million, $80.7 million and $51.2 million, respectively, for the fiscal years ended December 31, 2017, 2016 and 2015, of which $44.5 million, $45.9 million and $27.4 million, respectively, were base management fees and net performance-based incentive fees and $21.7 million, $24.6 million and $15.6 million, respectively, were interest and other credit facility expenses (inclusive of $0.6 million of costs related to the issuance of the 2022 Unsecured Notes in 2017 and $3.1 million of costs related to the 2016 amendment of the Credit Facility and the issuance of the 2022 Unsecured Notes in 2016). Over the same periods, $0.0 million, $0.0 million and $1.7 million of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $8.8 million, $10.3 million and $8.2 million, respectively, for the fiscal years ended December 31, 2017, 2016 and 2015. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses from 2016 to 2017 is primarily due to fewer one-time credit facility costs associated with amendments and new debt issuances, as well as lower general and administrative expenses. The increase in expenses from 2015 to 2016 was primarily due to higher management fees, performance-based incentive fees and interest expense on a larger average income producing investment portfolio.

Net Investment Income

The Company’s net investment income totaled $68.4 million, $71.1 million and $64.4 million, or $1.62, $1.68 and $1.52, per average share, respectively, for the fiscal years ended December 31, 2017, 2016 and 2015.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $333 million, $488 million and $171 million, respectively, for the fiscal years ended December 31, 2017, 2016 and 2015. Net realized gains (losses) over the same periods were ($12.0) million, $0.8 million and ($4.9) million, respectively. Net realized losses for fiscal year 2017 were primarily due to the exit of our investment in Direct Buy Inc., along with losses incurred related to the extinguishment of debt. Net realized gains for fiscal year 2016 were related to the sale of select assets. Net realized losses for fiscal year 2015 were primarily related to the realization of previously recognized unrealized losses on our investment in Quantum Foods, LLC.

Net Change in Unrealized Gain (Loss)

For the fiscal years ended December 31, 2017, 2016 and 2015, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $14.1 million, $34.9 million and ($45.4) million, respectively. Net unrealized gain for the fiscal year ended December 31, 2017 was primarily related to the reversal of unrealized depreciation on our investment in Direct Buy Inc. due to its exit from our portfolio, as well as appreciation in the value of our investments in Bishop Lifting Products, Inc., Breathe Technologies, Inc. and Aegis Toxicology Corporation, among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Rug Doctor, LLC and Crystal Financial LLC, among others. Net unrealized gain for the fiscal year ended December 31, 2016 was primarily related to appreciation in the value of our investments in Crystal Financial LLC, WireCo Worldgroup Inc., Global Tel*Link Corporation, Asurion LLC and DISA Holdings Acquisition Subsidiary Corp., among others. Partially offsetting the net appreciation was depreciation in the value of our investments in Breathe Technologies, Inc., Senior Secured Unitranche Loan Program LLC and Rug Doctor, LLC, among others. Net unrealized loss for the fiscal year ended December 31, 2015 was primarily due to a yield-based mark-to-market technical impact on the fair value of our investments.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2017, 2016 and 2015, the Company had a net increase in net assets resulting from operations of $70.4 million, $106.8 million and $14.1 million, respectively. For the fiscal years ended December 31, 2017, 2016 and 2015, earnings per average share were $1.67, $2.53 and $0.33, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in September 2021, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of December 31, 2017, we had a total of $149.4 million of unused borrowing capacity under the Credit Facility, subject to borrowing base limits.

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

On December 28, 2017, the Company closed a private offering of $21 million of the 2022 Tranche C Notes with a fixed interest rate of 4.50% and a maturity date of December 28, 2022. Interest on the 2022 Tranche C Notes is due semi-annually on June 28 and December 28. The 2022 Tranche C Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

On November 22, 2017, we issued $75 million in aggregrate principal amount of publicly registered 2023 Unsecured Notes for net proceeds of $73.8 million. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and June 20, at a rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes mature on January 20, 2023.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $145 million in cash equivalents as of December 31, 2017.

Debt

Unsecured Notes

On December 28, 2017, the Company closed a private offering of $21,000 of the 2022 Tranche C Notes with a fixed interest rate of 4.50% and a maturity date of December 28, 2022. Interest on the 2022 Tranche C Notes is due semi-annually on June 28 and December 28. The 2022 Tranche C Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

On November 22, 2017, we issued $75 million in aggregrate principal amount of publicly registered 2023 Unsecured Notes for net proceeds of $73.8 million. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and June 20, at a rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes mature on January 20, 2023.

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

Revolving & Term Loan Facility

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505 million of revolving credit and $50 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its two non-extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110 million to $395 million. At December 31, 2017, outstanding USD equivalent borrowings under the Credit Facility totaled $295.6 million, composed of $245.6 million of revolving credit and $50 million of term loans.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At December 31, 2017, the Company was in compliance with all financial and operational covenants required by our debt facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of December 31, 2017:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility(1)	$245.6	$—	$—	$245.6	$—
Unsecured senior notes	246.0	—	—	171.0	75.0
Term Loans	50.0	—	—	50.0	—

(1)	As of December 31, 2017, we had a total of $149.4 million of unused borrowing capacity under our revolving credit facility, subject to borrowing base limits.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2017	$245,600	$1,225	—		N/A
Fiscal 2016	115,200	990	—		N/A
Fiscal 2015	207,900	1,459	—		N/A
Fiscal 2014	—	—	—		N/A
Fiscal 2013	—	—	—		N/A
Fiscal 2012	264,452	1,510	—		N/A
Fiscal 2011	201,355	3,757	—		N/A
Fiscal 2010	400,000	2,668	—		N/A
Fiscal 2009	88,114	8,920	—		N/A
2022 Unsecured Notes
Fiscal 2017	$150,000	$748	—		N/A
Fiscal 2016	50,000	430	—		N/A
2022 Tranche C Notes
Fiscal 2017	$21,000	$105	—		N/A
2023 Unsecured Notes
Fiscal 2017	$75,000	$374	—		N/A
2042 Unsecured Notes
Fiscal 2017	$—	$—	—	$	N/A
Fiscal 2016	100,000	859	—		1,002
Fiscal 2015	100,000	702	—		982
Fiscal 2014	100,000	2,294	—		943
Fiscal 2013	100,000	2,411	—		934
Fiscal 2012	100,000	571	—		923
Senior Secured Notes
Fiscal 2017	$—	$—	—		N/A
Fiscal 2016	75,000	645	—		N/A
Fiscal 2015	75,000	527	—		N/A
Fiscal 2014	75,000	1,721	—		N/A
Fiscal 2013	75,000	1,808	—		N/A
Fiscal 2012	75,000	428	—		N/A
Term Loans
Fiscal 2017	$50,000	$250	—		N/A
Fiscal 2016	50,000	430	—		N/A
Fiscal 2015	50,000	351	—		N/A
Fiscal 2014	50,000	1,147	—		N/A
Fiscal 2013	50,000	1,206	—		N/A
Fiscal 2012	50,000	285	—		N/A
Fiscal 2011	35,000	653	—		N/A
Fiscal 2010	35,000	233	—		N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Total Senior Securities
Fiscal 2017	$541,600	$2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of December 31, 2017, asset coverage was 270.2%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the 2042 Unsecured Notes which were publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2017, 2016, 2015, 2014, 2013 and 2012 periods was N/A, $101,360, $100,175, $98,196, $94,301, $93,392, and $92,302, respectively.

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

On July 31, 2017, the Company, NEFPASS LLC and NEFCORP LLC entered into a servicing agreement. NEFCORP LLC was engaged to provide NEFPASS LLC with administrative services related to the loans and capital leases held by NEFPASS LLC. NEFPASS LLC may terminate this agreement upon 30 days’ written notice to NEFCORP LLC.

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2017 and December 31, 2016, respectively:

	December 31, 2017	December 31, 2016
Crystal Financial LLC*	$44.3	$44.3
Alera Group Intermediate Holdings, Inc.	3.9	—
Delphinus Medical Technologies, Inc.	3.7	—
Accentcare, Inc.	3.4	—
MRI Software LLC	2.3	—
Datto, Inc.	1.7	—
CardioFocus, Inc.	1.0	—
Radiology Partners, Inc.	0.9	—
WJV658, LLC	0.8	—
Vapotherm, Inc.	—	10.0
aTyr Pharma, Inc.	—	5.0
SentreHeart, Inc.	—	2.5
Conventus Orthopaedics, Inc.	—	2.2

Total Commitments	$62.0	$64.0

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

As of December 31, 2017 and December 31, 2016, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to SSLP, SSLP II and LSJV, all disclosed in the notes to the Consolidated Financial Statements.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2018
November 2, 2017	March 22, 2018	April 3, 2018	$0.41

Fiscal 2017
November 2, 2017	December 21, 2017	January 4, 2018	$0.40
August 1, 2017	September 21, 2017	October 3, 2017	0.40
May 2, 2017	June 22, 2017	July 5, 2017	0.40
February 22, 2017	March 23, 2017	April 4, 2017	0.40

Total 2017			$1.60

Fiscal 2016
November 2, 2016	December 15, 2016	January 4, 2017	$0.40
August 2, 2016	September 22, 2016	October 4, 2016	0.40
May 3, 2016	June 23, 2016	July 1, 2016	0.40
February 24, 2016	March 24, 2016	April 1, 2016	0.40

Total 2016			$1.60

Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to stockholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable return of capital, if any, as applicable.

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

•

The Administrator provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief compliance officer, our chief financial officer and their respective staffs.

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

Related party transactions may occur among Solar Capital Ltd., Crystal Financial LLC, Senior Secured Unitranche Loan Program LLC, SSLP 2016-1, LLC, Senior Secured Unitranche Loan Program II LLC, SSLP II 2016-1, LLC and NEF Holdings LLC.    These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Crystal Financial LLC, Senior Secured Unitranche Loan Program LLC, Senior Secured Unitranche Loan Program II LLC or NEF Holdings LLC.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended December 31, 2017, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has a revolving credit facility that is generally based on floating LIBOR. Assuming no changes to our balance sheet as of December 31, 2017 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would reduce our net investment income by two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2017 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately nine cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2017, we have no interest rate hedging instruments outstanding.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2017 based on the criteria on Internal Control – Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Capital Ltd.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (and consolidated subsidiaries) (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016, by correspondence with the custodian, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the auditor of one or more Solar Capital Partners, LLC (the Investment Advisor) investment companies since 2007.

New York, New York

February 22, 2018

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2017	December 31, 2016
Assets
Investments at fair value:
Companies less than 5% owned (cost: $835,041 and $815,955, respectively)	$834,410	$804,783
Companies 5% to 25% owned (cost: $0 and $8,511, respectively)	—	777
Companies more than 25% owned (cost: $609,226 and $477,491, respectively)	626,760	499,218
Cash	5,963	2,152
Cash equivalents (cost: $144,826 and $309,894, respectively)	144,826	309,894
Receivable for investments sold	6,160	13,602
Interest receivable	7,336	8,079
Dividends receivable	15,013	10,952
Other receivable	58	54
Prepaid expenses and other assets	1,039	1,036

Total assets	$1,641,565	$1,650,547

Liabilities
Revolving credit facility (see notes 6 and 8)	$245,600	$115,200
Unsecured senior notes due 2022 (see notes 6 and 8)	150,000	50,000
Unsecured tranche c senior notes due 2022 ($21,000 and $0 face amounts, respectively, reported net of unamortized debt issuance costs of $316 and $0, respectively. See note 8)	20,684	—
Unsecured senior notes due 2023 ($75,000 and $0 face amounts, respectively, reported net of unamortized debt issuance costs of $1,813 and $0, respectively. See note 8)	73,187	—
Unsecured senior notes due 2042 ($0 and $100,000 face amounts, respectively, reported net of unamortized debt issuance costs of $0 and $2,886, respectively. See note 8)	—	97,114
Senior secured notes (see notes 6 and 8)	—	75,000
Term loan (see notes 6 and 8)	50,000	50,000
Distributions payable	16,904	16,899
Payable for investments and cash equivalents purchased	145,118	309,894
Management fee payable (see note 3)	7,373	6,870
Performance-based incentive fee payable (see note 3)	4,660	4,412
Interest payable (see note 8)	2,485	2,225
Administrative services expense payable (see note 3)	2,756	3,289
Other liabilities and accrued expenses	1,193	1,137

Total liabilities	$719,960	$732,040

Commitments and contingencies (see notes 14, 15, 16 and 17)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,248,525 shares issued and outstanding, respectively	$423	$422
Paid-in capital in excess of par (see note 2f)	991,340	989,732
Distributions in excess of net investment income (see note 2f)	(13,319)	(11,847)
Accumulated net realized loss (see note 2f)	(73,742)	(62,621)
Net unrealized appreciation	16,903	2,821

Total net assets	$921,605	$918,507

Net Asset Value Per Share	$21.81	$21.74

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Year ended December 31,
	2017	2016	2015
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$88,014	$108,386	$78,498
Companies more than 25% owned	1,222	1,835	2,604
Dividends:
Companies less than 5% owned	26	11	12
Companies more than 25% owned	52,496	40,649	33,947
Other income:
Companies less than 5% owned	1,334	828	477
Companies more than 25% owned	246	130	22

Total investment income	143,338	151,839	115,560

EXPENSES:
Management fees (see note 3)	27,409	28,115	24,678
Performance-based incentive fees (see note 3)	17,055	17,775	4,374
Interest and other credit facility expenses (see note 8)	21,666	24,571	15,598
Administrative services expense (see note 3)	5,215	5,990	5,081
Other general and administrative expenses	3,630	4,287	3,167

Total expenses	74,975	80,738	52,898
Performance-based incentive fees waived (see note 3)	—	—	(1,694)

Net expenses	74,975	80,738	51,204

Net investment income	$68,363	$71,101	$64,356

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$310	$609	$(3,510)
Companies 5% to 25% owned	(8,104)	197	(1,163)
Companies more than 25% owned	(6)	(30)	(147)

Net realized gain (loss) on investments and cash equivalents	(7,800)	776	(4,820)
Net realized loss on extinguishment of debt:	(2,782)	—	—
Net realized gain (loss) on foreign currencies:	(1,433)	—	(54)

Net realized gain (loss)	(12,015)	776	(4,874)

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	10,541	28,093	(32,002)
Companies 5% to 25% owned	7,734	(456)	(3,413)
Companies more than 25% owned	(4,193)	7,301	(9,996)

Net change in unrealized gain (loss) on investments and cash equivalents	14,082	34,938	(45,411)
Net change in unrealized gain (loss) on foreign currencies	—	—	9

Net change in unrealized gain (loss)	14,082	34,938	(45,402)

Net realized and unrealized gain (loss) on investments, cash equivalents and foreign currencies	2,067	35,714	(50,276)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$70,430	$106,815	$14,080

EARNINGS PER SHARE (see note 5)	$1.67	$2.53	$0.33

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Year ended December 31,
	2017	2016	2015
Increase (decrease) in net assets resulting from operations:
Net investment income	$68,363	$71,101	$64,356
Net realized gain (loss)	(12,015)	776	(4,874)
Net change in unrealized gain (loss)	14,082	34,938	(45,402)

Net increase in net assets resulting from operations	70,430	106,815	14,080

Distributions to stockholders (see note 9a):
From net investment income	(67,612)	(67,598)	(67,944)

Capital transactions:
Reinvestment of distributions	280	—	—
Repurchases of common stock	—	(3,408)	(6)

Net increase (decrease) in net assets resulting from capital transactions	280	(3,408)	(6)

Total increase (decrease) in net assets	3,098	35,809	(53,870)
Net assets at beginning of year	918,507	882,698	936,568

Net assets at end of year(1)	$921,605	$918,507	$882,698

Capital share activity:
Common stock issued from reinvestment of distributions	12,301	—	—
Common stock repurchased	—	(216,237)	(400)

Net decrease from capital share activity	12,301	(216,237)	(400)

(1)	Includes undistributed (overdistributed) net investment income of ($13,319), ($11,847) and ($15,592), respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net increase in net assets from operations	$70,430	$106,815	$14,080
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	7,800	(776)	4,820
Net realized loss on extinguishment of debt	2,782	—	—
Net realized (gain) loss on foreign currencies	1,433	—	54
Net change in unrealized (gain) loss on investments and cash equivalents	(14,082)	(34,938)	45,411
Net change in unrealized (gain) loss on foreign currencies	—	—	(9)
(Increase) decrease in operating assets:
Purchase of investments	(480,734)	(438,030)	(480,704)
Proceeds from disposition of investments	326,486	480,975	139,044
Capitalization of payment-in-kind interest	(250)	—	(469)
Collections of payment-in-kind interest	173	582	—
Receivable for investments sold	7,442	(2,228)	1,764
Interest receivable	743	(1,671)	(1,859)
Dividends receivable	(4,061)	(2,465)	(229)
Other receivable	(4)	(50)	(4)
Prepaid expenses and other assets	(3)	(166)	170
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(164,776)	34,911	(217,492)
Management fee payable	503	347	414
Performance-based incentive fees payable	248	3,004	(2,790)
Administrative services expense payable	(533)	965	(103)
Interest payable	260	560	161
Other liabilities and accrued expenses	56	324	(254)

Net Cash Provided by (Used in) Operating Activities	(246,087)	148,159	(497,987)

Cash Flows from Financing Activities:
Cash distributions paid	(67,327)	(67,685)	(67,944)
Proceeds from issuance of unsecured debt	193,836	50,000	—
Deferred financing costs	139	110	267
Repurchase of common stock	—	(3,408)	(6)
Proceeds from secured borrowings	761,400	678,500	418,800
Repayments of secured borrowings	(706,000)	(771,200)	(210,900)
Repayments of unsecured borrowings	(97,218)	—	—

Net Cash Provided by (Used in) Financing Activities	84,830	(113,683)	140,217

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(161,257)	34,476	(357,770)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	312,046	277,570	635,340

CASH AND CASH EQUIVALENTS AT END OF YEAR	$150,789	$312,046	$277,570

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,406	$24,011	$15,437

Non-cash financing activities consist of the reinvestment of distributions of $280, $0 and $0, for the fiscal years ended December 31, 2017, 2016 and 2015, respectively as well as $43,498 of investments transferred from the Company to Senior Secured Unitranche Loan Program II LLC during the fiscal year ended December 31, 2016 and $29,884 of investments transferred from the Company to Senior Secured Unitranche Loan Program LLC during the fiscal year ended December 31, 2015 (see notes 15 & 16).

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(9)		LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 83.5%
Bank Debt/Senior Secured Loans
AccentCare, Inc.(11)	Health Care Providers & Services	L+525		1.00%	6.94%	12/29/2017	3/3/2022	$2,580	$2,567	$2,567
AccentCare, Inc.(11)	Health Care Providers & Services	L+950		1.00%	11.01%	9/3/2015	9/3/2022	10,000	9,869	9,900
Aegis Toxicology Sciences Corporation(11)	Health Care Providers & Services	L+850		1.00%	10.17%	2/20/2014	8/24/2021	31,000	30,606	30,070
American Teleconferencing Services, Ltd. (PGI)(11)	Communications Equipment	L+650		1.00%	7.90%	5/5/2016	12/8/2021	21,627	21,127	21,303
Amerilife Group, LLC(11)	Insurance	L+875		1.00%	10.25%	7/9/2015	1/10/2023	15,000	14,775	14,887
Argo Turboserve Corporation & Argo Tech, LLC††(11)	Air Freight & Logistics	L+1425	(10)	—	15.73%	5/2/2014	5/2/2018	6,660	6,235	6,660
AviatorCap SII, LLC I(3)(11)	Aerospace & Defense	—		—	12.00%	5/31/2011	1/31/2019	10	10	10
Bishop Lifting Products, Inc.(7)(11).	Trading Companies & Distributors	L+800		1.00%	9.57%	3/24/2014	3/27/2022	25,000	24,857	23,500
Datto, Inc.(11)	IT Services	L+800		1.00%	9.41%	12/6/2017	12/7/2022	25,000	24,505	24,500
DISA Holdings Acquisition Subsidiary Corp.(11)	Professional Services	L+850		1.00%	9.84%	12/9/2014	6/9/2021	51,476	51,008	51,476
Falmouth Group Holdings Corp. (AMPAC)(11)	Chemicals	L+675		1.00%	8.44%	12/7/2015	12/14/2021	9,298	9,265	9,298
Global Tel*Link Corporation	Communications Equipment	L+400		1.25%	5.69%	11/6/2015	5/23/2020	7,194	6,205	7,230
Global Tel*Link Corporation	Communications Equipment	L+825		1.25%	9.94%	5/21/2013	11/23/2020	18,500	18,317	18,540
Greystone Select Holdings LLC & Greystone & Co., Inc.(11)	Thrifts & Mortgage Finance	L+800		1.00%	9.40%	3/29/2017	4/17/2024	20,000	19,815	20,000
IHS Intermediate, Inc.(11)	Health Care Providers & Services	L+825		1.00%	9.62%	6/19/2015	7/20/2022	25,000	24,639	24,562
K2 Pure Solutions NoCal, L.P.(11)	Chemicals	L+900		1.00%	10.57%	8/19/2013	2/19/2021	7,475	7,398	7,400
Kore Wireless Group, Inc.(11)	Wireless Telecommunication Services	L+825		1.00%	9.94%	9/12/2014	3/12/2021	55,500	54,866	54,945
MRI Software LLC(11)	Software	L+625		1.00%	7.83%	6/7/2017	6/30/2023	16,352	16,197	16,271
On Location Events, LLC & PrimeSport Holdings Inc.(11)	Media	L+550		1.00%	7.04%	12/7/2017	9/29/2021	60,000	59,260	59,250
PhyMed Management LLC(11)	Health Care Providers & Services	L+875		1.00%	10.21%	12/18/2015	5/18/2021	32,321	31,430	31,271
PSKW, LLC & PDR, LLC(11)	Health Care Providers & Services	L+826		1.00%	9.95%	10/24/2017	11/25/2021	3,461	3,394	3,392
Radiology Partners, Inc.(11)	Health Care Providers & Services	L+575		1.00%	7.44%	11/28/2017	12/4/2023	9,122	9,032	9,031
Rug Doctor LLC(3)(11)	Diversified Consumer Services	L+975		1.50%	11.42%	12/23/2013	12/31/2018	9,111	9,019	9,111
Salient Partners, L.P.(11)	Asset Management	L+850		1.00%	9.85%	6/10/2015	6/9/2021	13,980	13,803	13,980
Southern Auto Finance Company(5)(11)	Consumer Finance	—		—	11.15%	10/19/2011	12/4/2018	25,000	24,905	25,000
The Octave Music Group, Inc. (fka TouchTunes)(11)	Media	L+825		1.00%	9.62%	5/28/2015	5/27/2022	14,000	13,852	14,000
Varilease Finance, Inc.(11)	Multi-Sector Holdings	L+825		1.00%	9.58%	8/22/2014	8/24/2020	48,000	47,548	48,000

Total Bank Debt/Senior Secured Loans									$554,504	$556,154

Life Science Senior Secured Loans
Achaogen, Inc.(5)(11)	Pharmaceuticals	L+699		1.00%	8.34%	8/5/2015	8/5/2019	20,833	$21,783	$22,500
aTyr Pharma, Inc.(11)	Pharmaceuticals	P+410		—	8.35%	11/18/2016	11/18/2020	10,000	9,986	10,100
Axcella Health Inc.(11)	Pharmaceuticals	L+880		—	10.15%	8/7/2015	8/31/2019	20,000	20,600	20,900
Breathe Technologies, Inc.(11)	Health Care Equipment & Supplies	L+830		—	9.65%	11/5/2015	11/5/2019	15,000	16,774	16,800
CardioDx, Inc.(11)	Health Care Providers & Services	P+670		—	11.20%	6/18/2015	4/1/2019	4,000	4,507	4,480
CardioFocus, Inc.(11)	Health Care Equipment & Supplies	L+750		—	8.88%	3/31/2017	7/1/2020	5,300	5,307	5,300
Cardiva Medical, Inc.(11)	Health Care Equipment & Supplies	L+865		0.63%	10.00%	2/2/2017	2/2/2021	9,000	9,125	9,045
CAS Medical Systems, Inc.(11)	Health Care Equipment & Supplies	L+875		—	10.10%	6/30/2016	7/1/2020	6,000	6,083	6,045
Cianna Medical, Inc.(11)	Health Care Equipment & Supplies	L+900		—	10.35%	9/28/2016	9/28/2020	7,500	7,613	7,556
Claret Medical, Inc.(11)	Health Care Equipment & Supplies	P+450		—	9.00%	11/22/2017	10/1/2020	5,000	4,947	4,933
Clinical Ink, Inc.(11)	Health Care Technology	L+850		0.70%	9.86%	3/8/2016	3/8/2020	5,056	5,153	5,056
Delphinus Medical Technologies, Inc.(11)	Health Care Equipment & Supplies	L+850		—	9.88%	8/18/2017	9/1/2021	3,750	3,664	3,722
Lumeris Solutions Company, LLC(11)	Health Care Technology	L+860		0.25%	9.98%	3/22/2017	2/1/2020	16,000	16,147	16,160

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(9)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Mitralign, Inc.(11)	Health Care Equipment & Supplies	—	—	9.48%	4/22/2016	12/1/2018	833	843	829
Nabsys 2.0 LLC(11)	Life Sciences Tools & Services	—	—	8.90%	4/22/2016	10/13/2018	2,302	2,695	2,532
PQ Bypass, Inc.(11)	Health Care Equipment & Supplies	L+885	1.00%	10.20%	4/21/2016	4/21/2020	5,000	5,012	4,975
Rapid Micro Biosystems, Inc.(11)	Life Sciences Tools & Services	L+880	—	10.16%	6/30/2015	6/30/2019	15,360	16,126	15,322
scPharmaceuticals, Inc.(11)	Pharmaceuticals	L+845	—	9.83%	5/23/2017	5/1/2021	5,000	4,952	5,000
Scynexis, Inc.(11)	Pharmaceuticals	L+849	—	9.87%	9/30/2016	9/30/2020	15,000	15,049	14,850
SentreHeart, Inc.(11)	Health Care Equipment & Supplies	L+885	—	10.20%	11/15/2016	11/15/2020	10,000	9,958	10,000
Sunesis Pharmaceuticals, Inc.(11)	Pharmaceuticals	L+854	—	9.92%	3/31/2016	4/1/2020	3,750	3,765	3,769
Trevi Therapeutics, Inc.(11)	Pharmaceuticals	L+775	—	9.11%	12/29/2014	6/29/2018	2,406	2,786	2,623
Vapotherm, Inc.(11)	Health Care Equipment & Supplies	L+899	—	10.34%	11/16/2016	5/16/2021	20,000	20,040	20,450

Total Life Science Senior Secured Loans								$212,915	$212,947

Total Senior Secured Loans								$767,419	$769,101

Description	Industry			Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 23.7%
Althoff Crane Service, Inc.(11)(13)	Commercial Services & Supplies			10.55%	7/31/2017	6/8/2022	$1,526	$1,526	$1,526
BB578, LLC(11)(13)	Media			10.00%	7/31/2017	11/1/2021	801	801	821
Beverly Hills Limo and Corporate Coach, Inc.(11)(13)	Road & Rail			10.67%	7/31/2017	2/28/2018	38	38	37
Blue Star Materials II, LLC(11)(13)	Construction Materials			39.06%	7/31/2017	5/1/2018	102	102	102
Carl R. Bieber, Inc.(11)(13)	Hotels, Restaurants & Leisure			9.92%	7/31/2017	1/13/2024	1,363	1,363	1,347
Central Freight Lines, Inc.(11)(13)	Road & Rail			7.16%	7/31/2017	1/14/2024	1,979	1,979	1,940
Cfactor Leasing Corp. & CZM USA, Corp.(11)(13)	Machinery			12.00-12.05%	7/31/2017	5/31/2019-1/15/2021	2,090	2,090	2,135
Family First Freight, LLC(11)(13)	Road & Rail			10.11%	7/31/2017	1/22/2022	505	505	513
Georgia Jet, Inc.(11)(13)	Airlines			8.00%	12/4/2017	12/4/2021	2,918	2,918	2,918
Haljoe Coaches USA, LLC(11)(13)	Road & Rail			8.12-9.90%	7/31/2017	7/1/2022-11/17/2022	6,172	6,172	6,172
Hawkeye Contracting Company, LLC(11)(13)(14)	Oil, Gas & Consumable Fuels			10.00%	11/15/2017	11/15/2020	5,292	5,292	5,292
Knight Transfer Services, Inc. & Dumpstr Xpress, Inc.(11)(13)	Commercial Services & Supplies			12.05-12.76%	7/31/2017	4/11/2020-4/30/2020	852	852	854
Logicorp Enterprises, LLC(11)(13)	Road & Rail			12.18%	7/31/2017	2/3/2021	4,016	4,016	4,096
Marcal Manufacturing, LLC dba Soundview Paper Company, LLC(11)(13)	Paper & Forest Products			12.91-12.98%	7/31/2017	7/30/2022-10/25/2022	1,637	1,637	1,637
Meridian Consulting I Corp, Inc.(11)(13)	Hotels, Restaurants & Leisure			10.72%	7/31/2017	12/4/2021	3,784	3,784	3,873
Mountain Air Helicopters, Inc.(11)(13)	Commercial Services & Supplies			10.00%	7/31/2017	4/30/2022	1,882	1,882	1,882
OKK Equipment, LLC(11)(13)	Commercial Services & Supplies			10.15%	7/31/2017	8/27/2023	709	709	696

See notes to consolidated financial statements.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Reston Limousine & Travel Service, Inc.(11)(13)	Road & Rail	11.81%	9/13/2017	10/1/2021	1,868	1,895	1,868
Rossco Crane & Rigging, Inc.(11)(13)	Commercial Services & Supplies	11.53%	8/25/2017	9/1/2022	711	711	711
Royal Coach Lines, Inc.(11)(13)	Road & Rail	10.03%	7/31/2017	8/28/2018	364	364	361
RVR Air Charter, LLC & RVR Aviation, LLC(11)(13)	Airlines	12.00%	7/31/2017	1/1/2022	1,550	1,550	1,581
Santek Environmental, LLC(11)(13)	Commercial Services & Supplies	10.00%	7/31/2017	3/1/2021	154	154	153
Santek Environmental of Alabama, LLC(11)(13)	Commercial Services & Supplies	8.95-10.00%	7/31/2017	12/18/2020-11/29/2021	252	252	250
Sidelines Tree Service LLC(11)(13)	Diversified Consumer Services	10.31%-10.52%	7/31/2017	8/1/2022-10/1/2022	523	525	523
Southern Nevada Oral & Maxillofacial Surgery, LLC(11)(13)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	1,521	1,521	1,544
Southwest Traders, Inc.(11)(13)	Road & Rail	9.13%	11/21/2017	11/1/2020	202	202	202
ST Coaches, LLC(11)(13)	Road & Rail	8.23-8.72%	7/31/2017	10/1/2022-11/18/2022	3,703	3,703	3,703
Sturgeon Services International Inc.(11)(13)	Energy Equipment & Services	17.21%	7/31/2017	2/28/2022	2,212	2,212	2,225
Sun-Tech Leasing of Texas, L.P.(11)(13)	Road & Rail	8.68-10.60%	7/31/2017	5/4/2019-7/25/2021	1,253	1,253	1,252
Superior Transportation, Inc.(11)(13)	Road & Rail	9.77-10.26%	7/31/2017	4/23/2022-11/25/2022	3,451	3,451	3,423
The Smedley Company & Smedley Services, Inc.(11)(13)..	Commercial Services & Supplies	11.63%	7/31/2017	2/10/2024	3,119	3,119	3,181
Tornado Bus Company(11)(13)	Road & Rail	10.78%	7/31/2017	9/1/2021	2,727	2,727	2,749
Waste Services of Tennessee, LLC(11)(13)	Commercial Services & Supplies	8.95-10.15%	7/31/2017	2/7/2021-11/29/2021	983	983	968
Waste Services of Texas, LLC(11)(13)	Commercial Services & Supplies	8.95%	7/31/2017	12/6/2021	190	190	185
WJV658, LLC(11)(13)	Airlines	8.50%	7/31/2017	7/1/2022	8,452	8,452	8,452
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc.(11)(13)	Construction & Engineering	7.50%	7/31/2017	10/1/2022	4,004	4,004	3,911

					Shares/ Units
NEF Holdings, LLC Equity Interests(3)(11)(12)	Multi-Sector Holdings		7/31/2017		200	145,000	145,500

Total Equipment Financing						$217,934	$218,583

Preferred Equity – 1.4%
SOAGG LLC(3)(5)(6)	Aerospace & Defense	8.00%	12/14/2010	6/30/2020	4,147	$4,147	$4,537
SOINT, LLC(3)(5)(6)	Aerospace & Defense	15.00%	6/8/2012	6/30/2020	77,014	7,701	8,300

Total Preferred Equity						$11,848	$12,837

Description	Industry		Acquisition Date		Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—50.0%
Ark Real Estate Partners LP(2)(3)(11)*	Diversified Real Estate Activities		3/12/2007		—	$527	$263
Ark Real Estate Partners II LP(2)(3)(11)*	Diversified Real Estate Activities		10/23/2012		—	12	6
aTyr Pharma, Inc. Warrants(11)*	Pharmaceuticals		11/18/2016		88,792	106	73
B Riley Financial Inc.(5)	Research & Consulting Services		3/16/2007		38,015	2,684	688
CardioDx, Inc. Warrants(11)*	Health Care Providers & Services		6/18/2015		3,986	129	—
CardioFocus, Inc. Warrants(11)*	Health Care Equipment & Supplies		3/31/2017		440,816	51	43
CAS Medical Systems, Inc. Warrants(11)*	Health Care Equipment & Supplies		6/30/2016		48,491	38	—
Cianna Medical, Inc. Warrants(11)*	Health Care Equipment & Supplies		9/28/2016		112,158	47	39

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date		Shares/ Units	Cost	Fair Value
Claret Medical, Inc. Warrants(11)*	Health Care Equipment & Supplies	11/22/2017		367,737	42	42
Conventus Orthopaedics, Inc. Warrants(11)*	Health Care Equipment & Supplies	6/15/2016		157,500	65	43
Crystal Financial LLC(3)(5)(11)	Diversified Financial Services	12/28/2012		280,303	280,737	303,200
Delphinus Medical Technologies, Inc. Warrants(11)*	Health Care Equipment & Supplies	8/18/2017		380,904	74	66
Essence Group Holdings Corporation (Lumeris) Warrants(11)*	Health Care Technology	3/22/2017		208,000	63	155
PQ Bypass, Inc. Warrants(11)*	Health Care Equipment & Supplies	4/21/2016		176,471	70	38
RD Holdco Inc. (Rug Doctor)(3)(11)*	Diversified Consumer Services	12/23/2013		231,177	15,683	10,102
RD Holdco Inc. (Rug Doctor) Class B(3)(11)*	Diversified Consumer Services	12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants(3)(11)*	Diversified Consumer Services	12/23/2013		30,370	381	35
Scynexis, Inc. Warrants(11)*	Pharmaceuticals	9/30/2016		122,435	105	3
Senior Secured Unitranche Loan Program LLC(3)(5)(11)	Asset Management	11/25/2015		—	89,716	88,736
Senior Secured Unitranche Loan Program II LLC(3)(5)(11)	Asset Management	8/5/2016		—	51,076	51,744
SentreHeart, Inc. Warrants(11)*	Health Care Equipment & Supplies	11/15/2016		261,825	126	79
Sunesis Pharmaceuticals, Inc. Warrants(11)*	Pharmaceuticals	3/31/2016		104,001	118	78

Total Common Equity/Equity Interests/Warrants					$447,066	$460,649

Total Investments (8) — 158.6%					$1,444,267	$1,461,170

			Maturity Date	Par Amount
Cash Equivalents — 15.7%
U.S. Treasury Bill	Government	12/28/2017	2/8/2018	$145,000	$144,826	$144,826

					Cost	Fair Value
Total Investments & Cash Equivalents —174.3%					$1,589,093	$1,605,996
Liabilities in Excess of Other Assets — (74.3%)						(684,391)

Net Assets — 100.0%						$921,605

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest in effect as of December 31, 2017.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a wholly-owned taxable subsidiary.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands, except share/unit amounts)

(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2017 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)		Change in Unrealized Gain (Loss)	Interest/ Dividend /Other Income	Fair Value at December 31, 2017
Ark Real Estate Partners LP	$336	$—	$—	$ (6	)†	$(73)	$—	$263
Ark Real Estate Partners II LP	8	—	—	—		(2)	—	6
AviatorCap SII, LLC I	497	—	487	—		—	31	10
Crystal Financial LLC	305,000	—	—	—		(1,800)	31,600	303,200
NEF Holdings, LLC	—	145,000	—	—		500	5,898	145,500
RD Holdco Inc. (Rug Doctor, common equity)	13,574	—	—	—		(3,472)	—	10,102
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—		—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)..	168	—	—	—		(133)	—	35
Rug Doctor LLC	9,111	—	—	—		(92)	1,149	9,111
Senior Secured Unitranche Loan Program LLC (“SSLP”)	100,653	525	12,687	—		245	8,393	88,736
Senior Secured Unitranche Loan Program II LLC (“SSLP II”)	47,363	8,872	4,758	—		267	5,180	51,744
SOAGG LLC	5,806	—	1,476	—		207	394	4,537
SOINT, LLC	2,386	—	2,386	—		(6)	60	—
SOINT, LLC (preferred equity)	9,100	—	966	—		166	1,259	8,300

	$499,218	$154,397	$22,760	$(6)		$(4,193)	$53,964	$626,760

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2017 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend Income	Fair Value at December 31, 2017
Direct Buy Inc. (common equity)	$—	$—	$—	$—	$—	$—	$—
Direct Buy Inc. (senior secured loan)	777	333	11,439	(8,387)	7,734	—	—
DSW Group Holdings LLC	—	—	—	283 †	—	—	—

	$777	$333	$11,439	$(8,104)	$7,734	$—	$—

(5)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2017, on a fair value basis, non-qualifying assets in the portfolio represented 30.5% of the total assets of the Company.
(6)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(7)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(8)	Aggregate net unrealized appreciation for U.S. federal income tax purposes is $10,234; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $27,742 and $17,508, respectively, based on a tax cost of $1,450,936. All of the Company’s investments are pledged as collateral against the borrowings outstanding on the revolving credit facility.
(9)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(10)	Spread is 12.25% Cash / 2.00% PIK.
(11)	Investment valued using significant unobservable inputs.
(12)	NEF Holdings, LLC is held through NEFCORP LLC, a wholly-owned consolidated taxable subsidiary and NEFPASS LLC, a wholly-owned consolidated subsidiary.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands)

(13)	Indicates an investment that is wholly held by Solar Capital Ltd. through NEFPASS LLC.
(14)	Hawkeye Contracting Company, LLC, Eagle Creek Mining, LLC & Falcon Ridge Leasing, LLC are co-borrowers.
*	Non-income producing security.
†	Represents estimated change in receivable balance.
††	Investment contains a payment-in-kind (“PIK”) feature.

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2017
Diversified Financial Services (Crystal Financial LLC)	20.7%
Multi-Sector Holdings (includes NEF Holdings, LLC)	13.2%
Asset Management (includes SSLP and SSLP II)	10.6%
Health Care Providers & Services	8.0%
Health Care Equipment & Supplies	6.2%
Pharmaceuticals	5.5%
Media	5.1%
Wireless Telecommunication Services	3.8%
Professional Services	3.5%
Communications Equipment	3.2%
Road & Rail	1.8%
Consumer Finance	1.7%
Diversified Consumer Services	1.7%
IT Services	1.7%
Trading Companies & Distributors	1.6%
Health Care Technology	1.5%
Thrifts & Mortgage Finance	1.4%
Life Sciences Tools & Services	1.2%
Chemicals	1.1%
Software	1.1%
Insurance	1.0%
Airlines	0.9%
Aerospace & Defense	0.9%
Commercial Services & Supplies	0.7%
Air Freight & Logistics	0.5%
Oil, Gas & Consumable Fuels	0.4%
Hotels, Restaurants & Leisure	0.4%
Construction & Engineering	0.3%
Energy Equipment & Services	0.1%
Machinery	0.1%
Paper & Forest Products	0.1%
Research & Consulting Services	0.0%
Diversified Real Estate Activities	0.0%
Construction Materials	0.0%

Total Investments	100.0%

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

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2016

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—51.6%
Ark Real Estate Partners LP(2)(3)*	Diversified Real Estate Activities		3/12/2007		—	$527	$336
Ark Real Estate Partners II LP(2)(3)*	Diversified Real Estate Activities		10/23/2012		—	12	8
aTyr Pharma, Inc. Warrants*	Pharmaceuticals		11/18/2016		47,771	70	23
B Riley Financial Inc.(6)	Research & Consulting Services		3/16/2007		38,015	2,684	701
CardioDx, Inc. Warrants*	Health Care Providers & Services		6/18/2015		39,863	129	—
CAS Medical Systems, Inc. Warrants*	Health Care Equipment & Supplies		6/30/2016		48,491	38	29
Cianna Medical, Inc. Warrants*	Health Care Equipment & Supplies		9/28/2016		89,726	37	52
Conventus Orthopaedics, Inc. Warrants*	Health Care Equipment & Supplies		6/15/2016		157,500	65	67
Crystal Financial LLC(3)(6)	Diversified Financial Services		12/28/2012		280,303	280,737	305,000
Direct Buy Inc.(4)*	Multiline Retail		11/5/2012		76,999	—	—
PQ Bypass, Inc. Warrants*	Health Care Equipment & Supplies		4/21/2016		176,471	70	63
RD Holdco Inc. (Rug Doctor)(3)*	Diversified Consumer Services		12/23/2013		231,177	15,683	13,574
RD Holdco Inc. (Rug Doctor) Class B (3)*	Diversified Consumer Services		12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)*	Diversified Consumer Services		12/23/2013		30,370	381	168
Scynexis, Inc. Warrants*	Pharmaceuticals		9/30/2016		122,435	105	90
Senior Secured Unitranche Loan Program LLC(3)(6)	Asset Management		11/25/2015		—	101,878	100,653
Senior Secured Unitranche Loan Program II LLC(3)(6)	Asset Management		8/5/2016		—	46,963	47,363
SentreHeart, Inc. Warrants*	Health Care Equipment & Supplies		11/15/2016		196,369	101	98
Sunesis Pharmaceuticals, Inc. Warrants*	Pharmaceuticals		3/31/2016		104,001	118	118

Total Common Equity/Equity Interests/Warrants						$454,814	$473,559

Total Investments (9) — 142.1%						$1,301,957	$1,304,778

					Par Amount
Cash Equivalents — 33.7%
U.S. Treasury Bill	Government		12/29/2016	2/2/2017	$310,000	$309,894	$309,894

Total Investments & Cash Equivalents — 175.8%						$1,611,851	$1,614,672
Liabilities in Excess of Other Assets — (75.8%)							(696,165)

Net Assets — 100.0%							$918,507

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a taxable subsidiary.

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

December 31, 2017

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

Solar Capital Ltd. (“Solar Capital”, the “Company”, “we”, “us” or “our”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes, the Company has elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 9, 2010, Solar Capital priced its initial public offering, selling 5.68 million shares, including the underwriters’ over-allotment, at a price of $18.50 per share. Concurrent with this offering, the Company’s senior management purchased an additional 600,000 shares through a private placement, also at $18.50 per share.

The Company’s investment objective is to maximize both current income and capital appreciation through debt and equity investments. The Company invests primarily in leveraged middle market companies in the form of senior secured loans, stretch-senior loans, unitranche loans, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded.

Note 2. Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company and certain wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to the current period presentation.

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

December 31, 2017

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2017, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

(f)	Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2017, $1,750 was reclassified on our balance sheet between accumulated net realized loss and paid-in capital in excess of par, $421 was reclassified on our balance sheet between distributions in excess of net investment income and paid-in capital in excess of par and $2,644 was reclassified on our balance sheet between distributions in excess of net investment income and accumulated net realized loss. Total earnings and net asset value are not affected.

(g)	Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured credit facility (the “Credit Facility”) and its unsecured senior notes due 2022 (the “2022 Unsecured Notes”) (see note 6 and 8), in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to assist in measuring their fair value.

(k)	In accordance with ASC 835-30, the Company records origination and other expenses related to certain debt issuances as a direct deduction from the carrying amount of the debt liability. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(m)	The Company records expenses related to shelf registration statements and applicable equity offering costs as prepaid assets. These expenses are typically charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25. Certain subsequent costs are expensed per the AICPA Audit & Accounting Guide for Investment Companies.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

(n)	Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more (90 days or more for equipment financing) and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on such investments may be recognized as income or applied to principal depending on management’s judgment.

(o)	The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less would qualify, with limited exceptions. The Company believes that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

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

Note 3. Agreements

Solar Capital has an Advisory Agreement with the Investment Adviser, under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to, Solar Capital. For providing these services, the Investment Adviser receives a fee from Solar Capital, consisting of two components—a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of Solar Capital’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings. Effective January 1, 2018, the annual rate for the base management fee changed from 2.00% to 1.75%.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the fiscal years ended December 31, 2017, 2016 and 2015.

For the fiscal years ended December 31, 2017, 2016 and 2015, the Company recognized $27,409, $28,115 and $24,678, respectively, in base management fees and $17,055, $17,775 and $4,374, respectively, in gross performance-based incentive fees. For the fiscal years ended December 31, 2017, 2016 and 2015, $0, $0 and $1,694, respectively, of such performance-based incentive fees were waived. The voluntary fee waiver in 2015 was made at the Investment Adviser’s discretion and is not subject to recapture by the Investment Adviser or reimbursement by the Company.

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

For the fiscal years ended December 31, 2017, 2016 and 2015, the Company recognized expenses under the Administration Agreement of $5,215, $5,990 and $5,081, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2017, 2016 and 2015.

Note 4. Net Asset Value Per Share

At December 31, 2017, the Company’s total net assets and net asset value per share were $921,605 and $21.81, respectively. This compares to total net assets and net asset value per share at December 31, 2016 of $918,507 and $21.74, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Earnings per share (basic & diluted) Numerator - net increase in net assets resulting from operations:	$70,430	$106,815	$14,080
Denominator - weighted average shares:	42,257,692	42,258,143	42,465,158
Earnings per share:	$1.67	$2.53	$0.33

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2017 and 2016:

Fair Value Measurements

As of December 31, 2017

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$25,770	$743,331	$—	$769,101
Equipment Financing	—	—	218,583	—	218,583
Preferred Equity	—	—	12,837	—	12,837
Common Equity/Equity Interests/Warrants	688	—	319,481	140,480	460,649

Total Investments	$688	$25,770	$1,294,232	$140,480	$1,461,170

Liabilities:
Credit Facility and 2022 Unsecured Notes	$—	$—	$445,600	$—	$445,600

*	In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities. The two portfolio investments in this category are SSLP and SSLP II. See Note 15 & 16, respectively, for more information on these investments, including their investment strategies and the Company’s unfunded equity commitments to SSLP and SSLP II. Neither of these investments are redeemable by the Company absent an election by the members of the entities to liquidate all investments and distribute the proceeds to the members.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2017 and the year ended December 31, 2016 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2017 and December 31, 2016:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Equity Interests/ Warrants
Fair value, December 31, 2016	$759,510	$—	$28,059	$14,906	$324,842
Total gains or losses included in earnings:
Net realized gain (loss)	(9,547)	—	—	—	—
Net change in unrealized gain (loss)	18,455	649	(122)	372	(5,661)
Purchase of investment securities	246,367	224,468	36	—	300
Proceeds from dispositions of investment securities.	(271,454)	(6,534)	(27,973)	(2,441)	—
Transfers in/out of Level 3	—	—	—	—	—

Fair value, December 31, 2017	$743,331	$218,583	$—	$12,837	$319,481

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$9,046	$649	$—	$372	$(5,661)

During the year ended December 31, 2017, there were no transfers in and out of Levels 1 and 2.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2017:

Credit Facility, Senior Secured Notes and 2022 Unsecured Notes	For the year ended December 31, 2017
Beginning fair value	$290,200
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	861,400
Repayments	(706,000)
Transfers in/out of Level 3	—

Ending fair value	$445,600

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the 2022 Unsecured Notes, in accordance with ASC 825-10. On December 31, 2017, there were borrowings of $295,600 and $150,000, respectively, on the Credit Facility and the 2022 Unsecured Notes. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility and the 2022 Unsecured Notes.

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

December 31, 2017

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2017 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2017		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$743,331	Yield Analysis	Market Yield	7.6% – 22.8% (11.2%)
Equipment Financing	Asset	$ $	73,083 145,500	Yield Analysis Enterprise Value	Market Yield Return on Equity	7.6% – 39.1% (10.0%) 11.8% – 11.8% (11.8%)
Preferred Equity	Asset		$12,837	Yield Analysis	Market Yield	6.2% – 13.4% (10.9%)
Common Equity/Equity Interests/Warrants	Asset	$ $	16,281 303,200	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	5.5x – 6.5x (6.3x) 7.3% – 14.0% (14.0%)
Credit Facility	Liability		$295,600	Yield Analysis	Market Yield	L+1.4% – L+4.8% (L+2.0%)
2022 Unsecured Notes	Liability		$150,000	Yield Analysis	Market Yield	4.5% – 4.9% (4.5%)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, could result in significantly lower or higher fair value measurements for such assets and liabilities.

Note 7. Derivatives

The Company may be exposed to foreign exchange risk through its investments denominated in foreign currencies, if any. The Company may mitigate this risk through the use of foreign currency forward contracts, borrowing in local currency under its Credit Facility, or similar borrowing. As an investment company, all changes in the fair value of assets, including changes caused by foreign currency fluctuation, flow through current earnings.

As of December 31, 2017 and December 31, 2016, there were no open forward foreign currency contracts outstanding. The Company also had no derivatives designated as hedging instruments at December 31, 2017 and December 31, 2016.

Note 8. Debt

Unsecured Notes

On December 28, 2017, the Company closed a private offering of $21,000 of unsecured tranche c notes due 2022 (the “2022 Tranche C Notes”) with a fixed interest rate of 4.50% and a maturity date of December 28, 2022. Interest on the 2022 Tranche C Notes is due semi-annually on June 28 and December 28. The 2022 Tranche C Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

On November 22, 2017, we issued $75,000 in aggregrate principal amount of publicly registered unsecured senior notes due 2023 (the “2023 Unsecured Notes”) for net proceeds of $73,846. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and June 20, at a rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes mature on January 20, 2023.

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

On November 16, 2012, the Company and U.S. Bank National Association entered into an Indenture and a First Supplemental Indenture relating to the Company’s issuance, offer and sale of $100,000 aggregate principal amount of its 6.75% Unsecured Senior Notes due 2042 (the “2042 Unsecured Notes”). The 2042 Unsecured Notes was set to mature on November 15, 2042 and may have been redeemed in whole or in part at the Company’s option at any time or from time to time on or after November 15, 2017 at a redemption price of $25

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

per security plus accrued and unpaid interest. The 2042 Unsecured Notes bore interest at a rate of 6.75% per year payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2042 Unsecured Notes were direct senior unsecured obligations of the Company. On December 18, 2017, the 2042 Unsecured Notes were repaid in full.

Revolving and Term Loan Facility

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505,000 of revolving credit and $50,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its two non-extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110,000 to $395,000. At December 31, 2017, outstanding USD equivalent borrowings under the Credit Facility totaled $295,600, composed of $245,600 of revolving credit and $50,000 of term loans.

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

The average annualized interest cost for all borrowings for the year ended December 31, 2017 and the year ended December 31, 2016 was 4.73% and 4.11%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the Tranche C Notes, the 2023 Unsecured Notes, the 2042 Unsecured Notes, and the Senior Secured Notes (collectively the “Credit Facilities”), if any. During the year ended

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

December 31, 2017, the Company expensed $591 in conjunction with the February 2017 issue of 2022 Unsecured Notes. During the year ended December 31, 2016, the Company expensed $2,781 in conjunction with the September 2016 amendment to the Credit Facility and $280 in conjunction with the November 2016 issue of the 2022 Unsecured Notes. The maximum amounts borrowed on the Credit Facilities during the year ended December 31, 2017 and the year ended December 31, 2016 were $606,600 and $610,900, respectively.

Note 9(a). Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2017, 2016 and 2015 were as follows:

	2017		2016		2015
Ordinary income	$67,612	100.0%	$67,598	100.0%	$67,944	100.0%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	—	0.0%	—	0.0%	—	0.0%

Total distributions	$67,612	100.0%	$67,598	100.0%	$67,944	100.0%

As of December 31, 2017, 2016 and 2015 the total accumulated earnings (loss) on a tax basis were as follows (1):

	2017	2016	2015
Undistributed ordinary income	$8,750	$7,329	$1,141
Undistributed long-term net capital gains	—	—	—

Total undistributed net earnings	8,750	7,329	1,141
Post-October capital losses	—	—	—
Capital loss carryforward	(41,814)	(31,311)	(31,242)
Other book/tax temporary differences	2,800	2,915	838
Net unrealized appreciation (depreciation)	10,234	(7,928)	(42,563)

Total tax accumulated earnings (loss)	$(20,030)	$(28,995)	$(71,826)

(1)	Tax information for the fiscal years ended December 31, 2017, 2016 and 2015 are/were estimates and are not final until the Company files its tax returns, typically in September each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2014 remain subject to examination by the Internal Revenue Service and the state department of revenue. The capital loss carryforwards shown above do not expire. $0, $0 and $2,879 of the capital loss carryforwards were utilized during the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

Note 9(b). Other Tax Information (unaudited)

For the fiscal years ended December 31, 2017, 2016 and 2015, none of the distributions paid during the year were eligible for qualified dividend income treatment or the dividends received deduction for corporate

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

stockholders. For the fiscal years ended December 31, 2017, 2016, and 2015, 89.25%, 95.23% and 94.05%, respectively, of each of the distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2017, 2016 and 2015, none of the distributions represent short-term capital gains dividends.

Note 10. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014		Year ended December 31, 2013
Per Share Data: (a)
Net asset value, beginning of year	$21.74	$20.79	$22.05	$22.50		$22.70

Net investment income	1.62	1.68	1.52	1.56		1.91
Net realized and unrealized gain (loss)	0.05	0.84	(1.18)	(0.43)		(0.22)

Net increase in net assets resulting from operations	1.67	2.52	0.34	1.13		1.69
Distributions to stockholders (see note 9a):
From net investment income	(1.60)	(1.60)	(1.60)	(1.55)		(1.55)
From net realized gains	—	—	—	—		(0.46)
From other sources	—	—	—	(0.05	)(c)	—
Anti-dilution	—	0.03	—	0.02		0.12

Net asset value, end of year	$21.81	$21.74	$20.79	$22.05		$22.50

Per share market value, end of year	$20.21	$20.82	$16.43	$18.01		$22.55
Total Return(b)	4.47%	37.49%	(0.29)%	(13.58)%		2.82%
Net assets, end of year	$921,605	$918,507	$882,698	$936,568		$995,637
Shares outstanding, end of year	42,260,826	42,248,525	42,464,762	42,465,162		44,244,195
Ratios to average net assets:
Net investment income	7.43%	7.91%	6.94%	6.93%		8.43%

Operating expenses	5.80%	6.25%	3.84%*	4.24%		5.82%
Interest and other credit facility expenses**	2.35%	2.73%	1.68%	1.50%		1.99%

Total expenses	8.15%	8.98%	5.52%*	5.74%		7.81%

Average debt outstanding	$414,264	$495,795	$262,341	$225,000		$318,186
Portfolio turnover ratio	24.9%	31.0%	13.0%	53.7%		25.6%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the year and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.
(c)	Represents tax return of capital.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of a voluntary incentive fee waiver (see note 3). For the year ended December 31, 2015, the ratios of operating expenses to average net assets and total expenses to average net assets would be 4.02% and 5.70%, respectively, without the voluntary incentive fee waiver.
**	Ratios shown without the non-recurring costs associated with the amendments and establishment of the Credit Facility and 2022 Unsecured Notes would be 2.29%, 2.39%, 1.68%, 1.50% and 1.74%, respectively for the years shown.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2017	$245,600	$1,225	—		N/A
Fiscal 2016	115,200	990	—		N/A
Fiscal 2015	207,900	1,459	—		N/A
Fiscal 2014	—	—	—		N/A
Fiscal 2013	—	—	—		N/A
Fiscal 2012	264,452	1,510	—		N/A
Fiscal 2011	201,355	3,757	—		N/A
Fiscal 2010	400,000	2,668	—		N/A
Fiscal 2009	88,114	8,920	—		N/A
2022 Unsecured Notes
Fiscal 2017	$150,000	$748	—		N/A
Fiscal 2016	50,000	430	—		N/A
2022 Tranche C Notes
Fiscal 2017	$21,000	$105	—		N/A
2023 Unsecured Notes
Fiscal 2017	$75,000	$374	—		N/A
2042 Unsecured Notes
Fiscal 2017	$—	$—	—	$	N/A
Fiscal 2016	100,000	859	—		1,002
Fiscal 2015	100,000	702	—		982
Fiscal 2014	100,000	2,294	—		943
Fiscal 2013	100,000	2,411	—		934
Fiscal 2012	100,000	571	—		923
Senior Secured Notes
Fiscal 2017	$—	$—	—		N/A
Fiscal 2016	75,000	645	—		N/A
Fiscal 2015	75,000	527	—		N/A
Fiscal 2014	75,000	1,721	—		N/A
Fiscal 2013	75,000	1,808	—		N/A
Fiscal 2012	75,000	428	—		N/A
Term Loans
Fiscal 2017	$50,000	$250	—		N/A
Fiscal 2016	50,000	430	—		N/A
Fiscal 2015	50,000	351	—		N/A
Fiscal 2014	50,000	1,147	—		N/A
Fiscal 2013	50,000	1,206	—		N/A
Fiscal 2012	50,000	285	—		N/A
Fiscal 2011	35,000	653	—		N/A
Fiscal 2010	35,000	233	—		N/A

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Total Senior Securities
Fiscal 2017	$541,600	$2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of December 31, 2017, asset coverage was 270.2%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the 2042 Unsecured Notes which were publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2017, 2016, 2015, 2014, 2013 and 2012 periods was N/A, $101,360, $100,175, $98,196, $94,301, $93,392, and $92,302, respectively.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

As of December 31, 2017 Crystal Financial LLC had 27 funded commitments to 23 different issuers with a total par value of approximately $300,876 on total assets of $448,465. As of December 31, 2016, Crystal Financial LLC had 26 funded commitments to 25 different issuers with a total par value of approximately $368,784 on total assets of $459,732. As of December 31, 2017 and December 31, 2016, the largest loan outstanding totaled $35,954 and $36,255, respectively. For the same periods, the average exposure per issuer was $13,082 and $14,751, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $176,454 and $175,422 of borrowings outstanding at December 31, 2017 and December 31, 2016, respectively. For the years ended December 31, 2017, 2016 and 2015, Crystal Financial LLC had net income of $20,391, $34,099 and $27,362, respectively, on gross income of $52,746, $69,442 and $62,542, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. Crystal Financial LLC’s consolidated financial statements for the fiscal years ended December 31, 2017 and December 31, 2016 are attached as an exhibit to this annual report on Form 10-K.

Note 12. Stock Repurchase Programs

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

Note 13. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2017	$38,911	0.92	$18,640	0.44	$(1,314)	(0.03)	$17,326	0.41
September 30, 2017	36,147	0.86	17,315	0.41	(152)	(0.00)	17,163	0.41
June 30, 2017	33,888	0.80	16,079	0.38	2,704	0.06	18,783	0.44
March 31, 2017	34,392	0.81	16,330	0.39	828	0.02	17,158	0.41

December 31, 2016	$36,638	0.87	$17,648	0.42	$195	0.00	$17,843	0.42
September 30, 2016	39,798	0.94	17,004	0.40	8,615	0.21	25,619	0.61
June 30, 2016	41,369	0.98	19,533	0.46	15,642	0.37	35,175	0.83
March 31, 2016	34,033	0.80	16,915	0.40	11,262	0.27	28,177	0.67

Note 14. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of December 31, 2017 and December 31, 2016 is $62,044 and $64,013, respectively, comprised of the following:

	December 31, 2017	December 31, 2016
Crystal Financial LLC*	$44,263	$44,263
Alera Group Intermediate Holdings, Inc.	3,885	—
Delphinus Medical Technologies, Inc.	3,750	—
Accentcare, Inc.	3,397	—
MRI Software LLC	2,361	—
Datto, Inc.	1,683	—
CardioFocus, Inc.	1,000	—
Radiology Partners, Inc.	878	—
WJV658, LLC	827	—
Vapotherm, Inc.	—	10,000
aTyr Pharma, Inc.	—	5,000
SentreHeart, Inc.	—	2,500
Conventus Orthopaedics, Inc.	—	2,250

Total Commitments	$62,044	$64,013

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

As of December 31, 2017 and December 31, 2016, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to Senior Secured Unitranche Loan Program LLC (“SSLP”) disclosed in Note 15, Senior Secured Unitranche Loan Program II LLC (“SSLP II”) disclosed in Note 16 and Solar Life Science Program LLC (“LSJV”) disclosed in Note 17.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

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

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200,000 senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $74,248 and $67,148 of borrowings outstanding as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017 and December 31, 2016, the Company and Voya had contributed combined equity capital in the amount of $102,533 and $116,433, respectively. Of the $102,533 of contributed equity capital at December 31, 2017, the Company contributed $29,884 in the form of investments and $59,832 in the form of cash and Voya contributed $12,817 in the form of cash. As of December 31, 2017, the Company and Voya’s remaining commitments to SSLP totaled $85,284 and $12,183, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of December 31, 2017 and December 31, 2016, SSLP had total assets of $179,241 and $184,816, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 10 and 11 different borrowers, respectively. For the year ended December 31, 2017, SSLP invested $31,509 in 5 portfolio companies. Investments prepaid totaled $37,556 for the year ended December 31, 2017. For the year ended December 31, 2016, SSLP invested $89,421 in 8 portfolio companies. Investments prepaid totaled $1,183 for the

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

year ended December 31, 2016. At December 31, 2017 and December 31, 2016, the weighted average yield of SSLP’s portfolio was 8.1% and 7.4%, respectively, measured at fair value and 8.1% and 7.5%, respectively, measured at cost.

SSLP Portfolio as of December 31, 2017

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.(4)	Health Care Providers & Services	L+525	1.00%	6.94%	9/3/21	$14,393	$14,350	$14,321
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.85%	12/30/22	17,114	16,963	17,029
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.42%	8/1/21	3,125	3,102	3,125
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	7.19%	11/30/23	13,736	13,496	13,736
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	8.44%	12/14/21	31,695	31,354	31,695
Island Medical Management Holdings, LLC	Health Care Providers & Services	L+550	1.00%	7.00%	9/1/22	13,709	13,585	13,297
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.84%	7/5/22	23,233	22,953	23,117
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	9.50%	12/16/22	11,880	11,782	11,405
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.94%	11/25/21	1,918	1,905	1,918
PSKW, LLC & PDR, LLC(4)	Health Care Providers & Services	L+826	1.00%	9.95%	11/25/21	22,250	21,929	21,805
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.69%	4/20/21	23,546	23,409	23,134

							$174,828	$174,582

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

Below is certain summarized financial information for SSLP as of December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017 and December 31, 2016 as well as for the period from November 25, 2015 (commencement of operations) through December 31, 2015:

	December 31, 2017	December 31, 2016
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $174,828 and $180,233, respectively)	$174,582	$180,490
Cash and other assets	4,659	4,326

Total assets	$179,241	$184,816

Debt outstanding	$74,248	$67,148
Distributions payable	2,200	1,688
Interest payable and other credit facility related expenses	1,161	660
Accrued expenses and other payables	219	287

Total liabilities	$77,828	$69,783

Members’ equity	$101,413	$115,033

Total liabilities and members’ equity	$179,241	$184,816

	Year ended December 31, 2017	Year ended December 31, 2016		For the Period November 25, 2015 (commencement of operations) through December 31, 2015
Selected Income Statement Information for SSLP:
Interest income	$14,198	$9,187		$462

Service fees*	$117	$84		$4
Interest and other credit facility expenses	3,957	3,878	**	—
Other general and administrative expenses	129	138		175

Total expenses	4,203	4,100		179

Net investment income	$9,995	$5,087		$283

Realized gain on investments	127	—		—
Net change in unrealized gain (loss) on investments	(502)	267		(10)

Net realized and unrealized gain (loss) on investments	(375)	267		(10)

Net income	$9,620	$5,354		$273

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

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

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP II, as borrower entered into a $100,000 senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. There were $48,788 and $32,950 of borrowings outstanding as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017 and December 31, 2016, the Company and WFI contributed combined equity capital in the amount of $63,331 and $58,231, respectively. Of the $63,331 of contributed equity capital at December 31, 2017, the Company contributed $43,498 in the form of investments and $7,578 in the form of cash and WFI contributed $12,255 in the form of cash. As of December 31, 2017, the Company and WFI’s remaining commitments to SSLP II totaled $23,947 and $5,745, respectively. The Company, along with WFI, controls the funding of SSLP II and SSLP II may not call the unfunded commitments without approval of both the Company and WFI.

As of December 31, 2017 and December 31, 2016, SSLP II had total assets of $124,736 and $93,467, respectively. For the same periods, SSLP II’s portfolio consisted of floating rate senior secured loans to 15 and 12 different borrowers, respectively. For the year ended December 31, 2017, SSLP II invested $49,393 in 9 portfolio companies. Investments prepaid totaled $20,411 for the same period. For the period August 5, 2016 (commencement of operations) through December 31, 2016, SSLP II invested $102,173 in 13 portfolio companies. Investments prepaid totaled $12,052 for the same period. At December 31, 2017 and December 31, 2016, the weighted average yield of SSLP II’s portfolio was 8.0% and 7.6%, respectively, measured at fair value and 8.3% and 7.9%, respectively, measured at cost.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

SSLP II Portfolio as of December 31, 2017

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+525	1.00%	6.94%	9/3/21	$7,863	$7,829	$7,824
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.85%	12/30/22	6,418	6,361	6,386
American Teleconferencing Services, Ltd. (PGI)(4)	Communications Equipment	L+650	1.00%	7.90%	12/8/21	13,858	12,770	13,650
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.42%	8/1/21	1,563	1,551	1,563
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	7.19%	11/30/23	6,868	6,748	6,868
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	8.44%	12/14/21	10,011	10,011	10,011
Global Holdings LLC & Payment Concepts LLC	Consumer Finance	L+650	1.00%	7.99%	5/5/22	9,341	9,173	9,341
Island Medical Management Holdings, LLC	Health Care Providers & Services	L+550	1.00%	7.00%	9/1/22	6,854	6,793	6,649
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	7.28%	12/22/24	9,000	8,910	8,910
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.84%	7/5/22	10,223	10,098	10,171
PetVet Care Centers, LLC	Health Care Facilities	L+600	1.00%	7.35%	6/8/23	3,444	3,412	3,478
Polycom, Inc.	Communications Equipment	L+525	1.00%	6.72%	9/27/23	9,449	9,130	9,546
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	9.50%	12/16/22	9,900	9,818	9,504
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.94%	11/25/21	767	767	767
PSKW, LLC & PDR, LLC(4)	Health Care Providers & Services	L+826	1.00%	9.95%	11/25/21	8,900	8,774	8,722
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.69%	4/20/21	8,128	7,987	7,986

							$120,132	$121,376

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP II Portfolio as of December 31, 2016

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.50%	12/30/22	$5,184	$5,132	$5,132
American Teleconferencing Services, Ltd. (PGI)(4)	Communications Equipment	L+650	1.00%	7.50%	12/8/21	14,619	13,244	14,217
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/1/21	1,646	1,631	1,638
CIBT Holdings, Inc.	Professional Services	L+525	1.00%	6.25%	6/28/22	5,241	5,191	5,188
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	6.50%	11/30/23	6,938	6,800	6,799
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	10,945	10,945	10,945
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	9,075	8,947	8,962
Polycom, Inc.	Communications Equipment	L+650	1.00%	7.50%	9/27/23	11,605	11,152	11,547
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.00%	12/16/22	10,000	9,901	9,900
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.25%	11/25/21	990	990	990
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+839	1.00%	9.39%	11/25/21	8,900	8,748	8,744
U.S. Anesthesia Partners Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	12/31/19	4,988	4,938	4,938
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	7.25%	4/20/21	2,840	2,787	2,797

							$90,406	$91,797

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

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

Below is certain summarized financial information for SSLP II as of December 31, 2017 and December 31, 2016, for the year ended December 31, 2017 and for the period August 5, 2016 (commencement of operations) through December 31, 2016:

	December 31, 2017	December 31, 2016
Selected Balance Sheet Information for SSLP II:
Investments at fair value (cost $120,132 and $90,406, respectively)	$121,376	$91,797
Cash and other assets	3,360	1,670

Total assets	$124,736	$93,467

Debt outstanding	$48,788	$32,950
Payable for investments purchased	9,281	—
Distributions payable	1,638	1,460
Interest payable and other credit facility related expenses	654	147
Accrued expenses and other payables	217	183

Total liabilities	$60,578	$34,740

Members’ equity	$64,158	$58,727

Total liabilities and members’ equity	$124,736	$93,467

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

	Year ended December 31, 2017	For the period August 5, 2016 (commencement of operations) through December 31, 2016
Selected Income Statement Information for SSLP II:
Interest income	$8,990	$2,259

Service fees*	$110	$28
Interest and other credit facility expenses**	2,116	1,536
Other general and administrative expenses	156	130

Total expenses	$2,382	$1,694

Net investment income	$6,608	$565

Realized gain on investments	46	—
Net change in unrealized gain (loss) on investments	(147)	1,391

Net realized and unrealized gain (loss) on investments	(101)	1,391

Net income	$6,507	$1,956

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
**	SSLP II made an irrevocable election to apply the fair value option of accounting to the SSLP II Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the SSLP II Facility were expensed during the year ended December 31, 2017 and December 31, 2016. These amounts totaled $13 and $1,389, respectively.

Note 17. Solar Life Science Program LLC

On February 22, 2017, the Company, through its commitment to SSLP III, and Solar Senior Capital Ltd. formed LSJV with an affiliate of Deerfield Management. SSLP III committed approximately $49,977 to LSJV. On March 10, 2017, SSLP III was dissolved. As of December 31, 2017, LSJV has not commenced operations.

Note 18. NEF Holdings, LLC

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

As of December 31, 2017, NEF had 223 funded equipment-backed leases and loans to 90 different customers with a total net investment in leases and loans of approximately $222,972 on total assets of $289,483.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

As of December 31, 2017, the largest position outstanding totaled $15,959. For the same period, the average exposure per customer was $2,477. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $71,010 of borrowings outstanding at December 31, 2017. The securitization notes balance on December 31, 2017 was $71,656. Since the acquisition on July 31, 2017 and through December 31, 2017, NEF had net income of $4,703 on gross income of $15,568. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. NEF’s consolidated financial statements for the period ended December 31, 2017 are attached as an exhibit to this annual report on Form 10-K.

Note 19. Capital Share Transactions

As of December 31, 2017 and December 31, 2016, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2017	Year ended December 31, 2016
Repurchases of common stock	—	(216,237)	$—	$(3,408)
Shares issued in reinvestment of distributions	12,301	—	280	—

Net increase (decrease)	12,301	(216,237)	$280	$(3,408)

Note 20. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears in Item 8 of this Form 10-K, is incorporated by reference herein.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is set forth above under the heading “Report of Independent Registered Public Accounting Firm” in Item 8.

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023(16)

4.4	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Senior Secured Credit Agreement by and between the Registrant, Citibank, N.A., as administrative agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and SunTrust Bank, as documentation agent(9)

10.3	Form of Amendment No. 1 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(5)

10.4	Form of Amendment No. 2 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(10)

10.5	Second Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(15)

10.6	Form of Custodian Agreement(7)

Exhibit Number	Description

10.7	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(6)

10.8	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.9	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.10	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.11	Form of Registration Rights Agreement(4)

10.12	Form of Subscription Agreement(4)

10.13	Form of Amended and Restated Limited Liability Company Agreement, dated as of October 15, 2015, between Solar Capital Ltd., Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(8)

10.14	Form of Senior Secured Unitranche Loan Program II LLC Amended and Restated Limited Liability Company Agreement, dated as of August 5, 2016, by and between Solar Capital Ltd. and WFI Loanco, LLC(12)

10.15	Form of Solar Life Science Program LLC Limited Liability Company Agreement, dated as of February 22, 2017, by and between Solar Capital Ltd., Solar Senior Capital Ltd. and Deerfield Solar Holdings LLC(14)

11.1	Computation of Per Share Earnings*

14.1	Code of Ethics(13)

14.2	Code of Business Conduct(7)

21.1	Subsidiary of Solar Capital Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Crystal Financial LLC (A Delaware Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2017 and December 31, 2016*

99.2	NEF Holdings, LLC (A Delaware Limited Liability Company) Consolidated Financial Statements for the period ended December 31, 2017*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.

(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.

(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.

(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.

(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.

(6)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.

(7)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.

(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 3, 2015.

(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on July 6, 2012.

(10)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 2, 2016.

(11)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on August 2, 2016.

(12)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on August 11, 2016.

(13)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 22, 2017.

(14)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on May 2, 2017.

(15)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 2, 2017.

(16)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.

*	Filed herewith.

c. Consolidated Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated:

Consolidated Financial Statements for Crystal Financial LLC’s (A Delaware Limited Liability Company) years ended December 31, 2017 and December 31, 2016 are attached as Exhibit 99.1 hereto.

Consolidated Financial Statements for NEF Holdings, LLC’s (A Delaware Limited Liability Company) period ended December 31, 2017 are attached as Exhibit 99.2 hereto.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer, President, Chairman of the Board and Director

Date: February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 22, 2018	/s/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 22, 2018	/s/ STEVEN HOCHBERG Steven Hochberg	Director

February 22, 2018	/s/ DAVID S. WACHTER David S. Wachter	Director

February 22, 2018	/s/ LEONARD A. POTTER Leonard A. Potter	Director

February 22, 2018	/s/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

February 22, 2018	/s/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary