Form 10-Q
period 2018-03-31
Solar Capital Ltd.
filed 2018-05-07
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2018

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 4, 2018 was 42,260,826.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Investments at fair value:
Companies less than 5% owned (cost: $835,765 and $835,041, respectively)	$837,782	$834,410
Companies more than 25% owned (cost: $618,425 and $609,226, respectively)	634,135	626,760
Cash	4,847	5,963
Cash equivalents (cost: $139,853 and $144,826, respectively)	139,853	144,826
Receivable for investments sold	4,836	6,160
Interest receivable	6,670	7,336
Dividends receivable	14,309	15,013
Other receivable	58	58
Prepaid expenses and other assets	840	1,039

Total assets	$1,643,330	$1,641,565

Liabilities
Revolving credit facility (see notes 6 and 8)	$249,500	$245,600
Unsecured senior notes due 2022 (see notes 6 and 8)	150,000	150,000
Unsecured tranche c senior notes due 2022 ($21,000 and $21,000 face amounts, respectively, reported net of unamortized debt issuance costs of $302 and $316, respectively. See note 8)	20,698	20,684
Unsecured senior notes due 2023 ($75,000 and $75,000 face amounts, respectively, reported net of unamortized debt issuance costs of $1,735 and $1,813, respectively. See note 8)	73,265	73,187
Term loans (see notes 6 and 8)	50,000	50,000
Distributions payable	17,327	16,904
Payable for investments and cash equivalents purchased	140,245	145,118
Management fee payable (see note 3)	6,473	7,373
Performance-based incentive fee payable (see note 3)	4,714	4,660
Interest payable (see note 8)	4,511	2,485
Administrative services expense payable (see note 3)	296	2,756
Other liabilities and accrued expenses	1,975	1,193

Total liabilities	$719,004	$719,960

Commitments and contingencies (see notes 11, 12, 13 and 14)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,260,826 shares issued and outstanding, respectively	$423	$423
Paid-in capital in excess of par	991,340	991,340
Distributions in excess of net investment income	(11,789)	(13,319)
Accumulated net realized loss	(73,375)	(73,742)
Net unrealized appreciation	17,727	16,903

Total net assets	$924,326	$921,605

Net Asset Value Per Share	$21.87	$21.81

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2018	March 31, 2017
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$24,181	$21,818
Companies more than 25% owned	285	334
Dividends:
Companies less than 5% owned	6	10
Companies more than 25% owned	14,363	11,678
Other income:
Companies less than 5% owned	62	492
Companies more than 25% owned	63	60

Total investment income	38,960	34,392

EXPENSES:
Management fees (see note 3)	$6,473	$6,719
Performance-based incentive fees (see note 3)	4,714	4,083
Interest and other credit facility expenses (see note 8)	5,909	5,669
Administrative services expense (see note 3)	1,286	1,335
Other general and administrative expenses	1,721	256

Total expenses	20,103	18,062

Net investment income	$18,857	$16,330

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$197	$588
Companies 5% to 25% owned	175	(15)
Companies more than 25% owned	(5)	—

Net realized gain on investments and cash equivalents	367	573
Net realized gain (loss) on foreign currencies	—	(1)

Net realized gain	367	572

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	2,648	821
Companies 5% to 25% owned	—	(777)
Companies more than 25% owned	(1,824)	212

Net change in unrealized gain	824	256

Net realized and unrealized gain on investments, cash equivalents and foreign currencies	1,191	828

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$20,048	$17,158

EARNINGS PER SHARE (see note 5)	$0.47	$0.41

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Three months ended March 31, 2018 (unaudited)	Year ended December 31, 2017
Increase in net assets resulting from operations:
Net investment income	$18,857	$68,363
Net realized gain (loss)	367	(12,015)
Net change in unrealized gain	824	14,082

Net increase in net assets resulting from operations	20,048	70,430

Distributions to stockholders:
From net investment income	(17,327)	(67,612)

Capital transactions (see note 16):
Reinvestment of distributions	—	280

Net increase in net assets resulting from capital transactions	—	280

Total increase in net assets	2,721	3,098
Net assets at beginning of period	921,605	918,507

Net assets at end of period (1)	$924,326	$921,605

Capital stock activity (see note 16):
Common stock issued from reinvestment of distributions	—	12,301

Net increase from capital stock activity	—	12,301

(1)	Includes overdistributed net investment income of ($11,789) and ($13,319), respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$20,048	$17,158
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(367)	(573)
Net realized (gain) loss on foreign currencies	—	1
Net change in unrealized (gain) loss on investments and cash equivalents	(824)	(256)
(Increase) decrease in operating assets:
Purchase of investments	(153,103)	(101,369)
Proceeds from disposition of investments	142,856	83,347
Capitalization of payment-in-kind interest	(49)	(40)
Collections of payment-in-kind interest	740	173
Receivable for investments sold	1,324	(3,924)
Interest receivable	666	2,181
Dividends receivable	704	(642)
Other receivable	—	(1)
Prepaid expenses and other assets	199	(368)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(4,873)	150,086
Management fee payable	(900)	(151)
Performance-based incentive fee payable	54	(329)
Administrative services expense payable	(2,460)	(2,852)
Interest payable	2,026	1,834
Other liabilities and accrued expenses	782	(309)

Net Cash Provided by Operating Activities	6,823	143,966

Cash Flows from Financing Activities:
Cash distributions paid	(16,904)	(16,899)
Proceeds from issuance of unsecured debt	—	100,000
Deferred financing costs	92	27
Proceeds from secured borrowings	130,700	97,500
Repayment of secured borrowings	(126,800)	(212,700)

Net Cash Used in Financing Activities	(12,912)	(32,072)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,089)	111,894
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	150,789	312,046

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$144,700	$423,940

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,883	$3,835

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (9)	LIBOR Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 81.0%
Bank Debt/Senior Secured Loans
AccentCare, Inc. (10)	Health Care Providers & Services	L+950	1.00%	11.53%	9/3/2015	9/3/2022	$10,000	$9,875	$10,000
Aegis Toxicology Sciences Corporation (10)	Health Care Providers & Services	L+850	1.00%	10.79%	2/20/2014	8/24/2021	31,000	30,628	31,000
American Teleconferencing Services, Ltd. (PGI) (10)	Communications Equipment	L+650	1.00%	8.29%	5/5/2016	12/8/2021	21,330	20,878	21,223
Amerilife Group, LLC (10)	Insurance	L+875	1.00%	10.60%	7/9/2015	1/10/2023	15,000	14,784	14,925
Bishop Lifting Products, Inc. (7)(10)	Trading Companies & Distributors	L+800	1.00%	9.88%	3/24/2014	3/27/2022	25,000	24,864	24,000
Datto, Inc. (10)	IT Services	L+800	1.00%	9.72%	12/6/2017	12/7/2022	25,000	24,525	24,500
DISA Holdings Acquisition Subsidiary Corp. (10)	Professional Services	L+850	1.00%	10.19%	12/9/2014	6/9/2021	46,476	46,079	46,476
Empower Payments Acquisition, Inc. (RevSpring) (10)	Professional Services	L+450	1.00%	6.80%	1/26/2018	11/30/2023	18,583	18,583	18,583
Falmouth Group Holdings Corp. (AMPAC) (10)	Chemicals	L+675	1.00%	8.63%	12/7/2015	12/14/2021	9,298	9,267	9,298
Global Tel*Link Corporation	Communications Equipment	L+400	1.25%	6.30%	11/6/2015	5/23/2020	7,173	6,277	7,227
Global Tel*Link Corporation	Communications Equipment	L+825	1.25%	10.55%	5/21/2013	11/23/2020	18,500	18,331	18,541
Greystone Select Holdings LLC & Greystone & Co., Inc. (10)	Thrifts & Mortgage Finance	L+800	1.00%	9.76%	3/29/2017	4/17/2024	20,000	19,820	20,000
IHS Intermediate, Inc. (10)	Health Care Providers & Services	L+825	1.00%	10.00%	6/19/2015	7/20/2022	25,000	24,655	24,500
K2 Pure Solutions NoCal, L.P. (10)	Chemicals	L+900	1.00%	10.88%	8/19/2013	2/19/2021	7,475	7,404	7,475
Kore Wireless Group, Inc. (10)	Wireless Telecommunication Services	L+825	1.00%	10.55%	9/12/2014	3/12/2021	55,500	54,909	54,390
MRI Software LLC (10)	Software	L+625	1.00%	8.02%	6/7/2017	6/30/2023	12,607	12,490	12,544
On Location Events, LLC & PrimeSport Holdings Inc. (10)	Media	L+550	1.00%	7.57%	12/7/2017	9/29/2021	14,760	14,589	14,650
PhyMed Management LLC (10)	Health Care Providers & Services	L+875	1.00%	10.71%	12/18/2015	5/18/2021	32,321	31,486	31,675
PSKW, LLC & PDR, LLC (10)	Health Care Providers & Services	L+826	1.00%	10.56%	10/24/2017	11/25/2021	3,461	3,397	3,392
Radiology Partners, Inc. (10)	Health Care Providers & Services	L+575	1.00%	7.59%	11/28/2017	12/4/2023	11,399	11,289	11,285
Rug Doctor LLC (3)(10)	Diversified Consumer Services	L+975	1.50%	12.18%	12/23/2013	12/31/2018	9,111	9,042	9,111
Salient Partners, L.P. (10)	Asset Management	L+850	1.00%	10.32%	6/10/2015	6/9/2021	13,680	13,518	13,680
Southern Auto Finance Company (5)(10)	Consumer Finance	—	—	11.15%	10/19/2011	12/4/2019	25,000	24,862	25,000
The Octave Music Group, Inc. (fka TouchTunes) (10)	Media	L+825	1.00%	9.94%	5/28/2015	5/27/2022	14,000	13,859	14,000
Varilease Finance, Inc. (10)	Multi-Sector Holdings	L+825	1.00%	9.94%	8/22/2014	8/24/2020	43,000	42,627	43,000

Total Bank Debt/Senior Secured Loans								$508,038	$510,475

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (9)	LIBOR Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Life Science Senior Secured Loans
Alimera Sciences, Inc. (10)	Pharmaceuticals	L+765	—	9.34%	1/5/2018	7/1/2022	$35,000	$34,747	$34,650
aTyr Pharma, Inc. (10)	Pharmaceuticals	P+410	—	8.60%	11/18/2016	11/18/2020	10,000	10,061	10,150
Axcella Health Inc. (10)	Pharmaceuticals	L+850	—	10.15%	1/9/2018	1/9/2022	21,000	21,051	21,000
Breathe Technologies, Inc. (10)	Health Care Equipment & Supplies	L+850	—	10.15%	1/5/2018	1/5/2022	22,000	22,070	22,000
CardioDx, Inc. (10)	Health Care Providers & Services	P+670	—	11.45%	6/18/2015	4/1/2019	3,250	3,823	3,640
CardioFocus, Inc. (10)	Health Care Equipment & Supplies	L+750	—	9.19%	3/31/2017	7/1/2020	5,300	5,341	5,697
Cardiva Medical, Inc. (10)	Health Care Equipment & Supplies	L+865	0.63%	10.30%	2/2/2017	2/2/2021	9,000	9,180	9,090
CAS Medical Systems, Inc. (10)	Health Care Equipment & Supplies	L+875	—	10.40%	6/30/2016	7/1/2020	5,600	5,704	5,656
Cianna Medical, Inc. (10)	Health Care Equipment & Supplies	L+900	—	10.65%	9/28/2016	9/28/2020	9,000	9,151	9,068
Claret Medical, Inc. (10)	Health Care Equipment & Supplies	P+450	—	9.25%	11/22/2017	10/1/2020	5,000	4,982	4,975
Clinical Ink, Inc. (10)	Health Care Technology	L+850	0.70%	10.16%	3/8/2016	3/8/2020	5,056	5,174	5,363
Corindus Vascular Robotics, Inc. (5)(10)	Health Care Equipment & Supplies	L+725	—	9.04%	3/9/2018	3/1/2022	6,783	6,696	6,691
Delphinus Medical Technologies, Inc. (10)	Health Care Equipment & Supplies	L+850	—	10.19%	8/18/2017	9/1/2021	3,750	3,681	3,731
Lumeris Solutions Company, LLC (10)	Health Care Technology	L+860	0.25%	10.29%	3/22/2017	2/1/2020	16,000	16,233	16,240
Nabsys 2.0 LLC (10)	Life Sciences Tools & Services	—	—	8.90%	4/22/2016	10/13/2018	1,611	2,126	2,095
PQ Bypass, Inc. (10)	Health Care Equipment & Supplies	L+885	1.00%	10.50%	4/21/2016	4/21/2020	5,000	5,031	4,975
Rapid Micro Biosystems, Inc. (10)	Life Sciences Tools & Services	L+880	—	10.46%	6/30/2015	6/30/2019	15,360	16,210	16,716
scPharmaceuticals, Inc. (10)	Pharmaceuticals	L+845	—	10.14%	5/23/2017	5/1/2021	5,000	4,964	5,025
Scynexis, Inc. (10)	Pharmaceuticals	L+849	—	10.18%	9/30/2016	9/30/2020	15,000	15,110	15,000
SentreHeart, Inc. (10)	Health Care Equipment & Supplies	L+885	—	10.50%	11/15/2016	11/15/2020	10,000	10,003	10,025
Sunesis Pharmaceuticals, Inc. (10)	Pharmaceuticals	L+854	—	10.23%	3/31/2016	4/1/2020	3,750	3,782	3,769
Trevi Therapeutics, Inc. (10)	Pharmaceuticals	L+775	—	9.41%	12/29/2014	6/29/2018	1,375	1,799	1,581
Vapotherm, Inc. (10)	Health Care Equipment & Supplies	L+899	—	10.64%	11/16/2016	5/16/2021	20,000	20,101	21,100

Total Life Science Senior Secured Loans								$237,020	$238,237

Total Senior Secured Loans								$745,058	$748,712

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 26.2%
Althoff Crane Service, Inc. (10)(12)	Commercial Services & Supplies	10.55%	7/31/2017	6/8/2022	$1,487	$1,487	$1,519
BB578, LLC (10)(12)	Media	10.00%	7/31/2017	11/1/2021	769	769	777
Beverly Hills Limo and Corporate Coach, Inc. (10)(12)	Road & Rail	10.59%	3/19/2018	9/9/2019	568	609	577
Blackhawk Mining, LLC (10)(12)	Oil, Gas & Consumable Fuels	11.34%	2/16/2018	3/1/2022	3,716	3,446	3,716
Blue Star Materials II, LLC (10)(12)	Construction Materials	39.06%	7/31/2017	5/1/2018	27	27	27
Carl R. Bieber, Inc. (10)(12)	Hotels, Restaurants & Leisure	9.92%	7/31/2017	1/13/2024	1,335	1,335	1,321
Central Freight Lines, Inc. (10)(12)	Road & Rail	7.16%	7/31/2017	1/14/2024	1,914	1,914	1,914
Cfactor Leasing Corp. & CZM USA, Corp. (10)(12)	Machinery	12.00-12.59%	7/31/2017	5/31/2019-4/1/2021	2,327	2,323	2,371
Champion Air, LLC (10)(12)	Airlines	10.00%	3/19/2018	1/1/2019	3,565	3,533	3,522
Family First Freight, LLC (10)(12)	Road & Rail	9.29-11.52%	7/31/2017	7/2/2019-1/22/2022	862	862	869
Garda CL Technical Services, Inc. (10)(12)	Commercial Services & Supplies	8.12%	3/22/2018	5/16/2023	1,137	1,137	1,137
Georgia Jet, Inc. (10)(12)	Airlines	8.00%	12/4/2017	12/4/2021	2,786	2,786	2,786
Great Plains Gas Compression Holdings, LLC (10)(12)	Oil, Gas & Consumable Fuels	9.39%	3/19/2018	8/31/2018	7,595	7,585	7,531
Haljoe Coaches USA, LLC (10)(12)	Road & Rail	8.12-9.90%	7/31/2017	7/1/2022-11/17/2022	6,034	6,034	6,034
Hawkeye Contracting Company, LLC (10)(12)(13)	Oil, Gas & Consumable Fuels	10.00%	11/15/2017	11/15/2020	4,896	4,896	4,896
Knight Transfer Services, Inc. & Dumpstr Xpress, Inc. (10)(12)	Commercial Services & Supplies	12.05-12.76%	7/31/2017	4/11/2020-4/30/2020	772	772	783
Kool Pak, LLC (10)(12)	Road & Rail	8.58%	2/5/2018	3/1/2024	810	810	810
Logicorp Enterprises, LLC (10)(12)	Road & Rail	12.18%	7/31/2017	2/3/2021	3,673	3,673	3,832
Marcal Manufacturing, LLC dba Soundview Paper Company, LLC (10)(12)	Paper & Forest Products	12.91-12.98%	7/31/2017	7/30/2022-10/25/2022	1,572	1,572	1,582
Meridian Consulting I Corp, Inc. (10)(12)	Hotels, Restaurants & Leisure	10.72%	7/31/2017	12/4/2021	3,734	3,734	3,852
Mountain Air Helicopters, Inc. (10)(12)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022	1,861	1,861	1,883
OKK Equipment, LLC (10)(12)	Commercial Services & Supplies	10.15%	7/31/2017	8/27/2023	686	686	673
Reston Limousine & Travel Service, Inc. (10)(12)	Road & Rail	11.81%	9/13/2017	10/1/2021	1,771	1,795	1,771
Rossco Crane & Rigging, Inc. (10)(12)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	944	944	944
Royal Coach Lines, Inc. (10)(12)	Road & Rail	10.03%	7/31/2017	8/28/2018	211	211	209
RVR Air Charter, LLC & RVR Aviation, LLC (10)(12)	Airlines	12.00%	7/31/2017	1/1/2022	1,498	1,498	1,543

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Santek Environmental, LLC (10)(12)	Commercial Services & Supplies	10.00%	7/31/2017	3/1/2021	142	142	143
Santek Environmental of Alabama, LLC (10)(12)	Commercial Services & Supplies	8.95-10.00%	7/31/2017	12/18/2020-11/29/2021	235	235	234
Sidelines Tree Service LLC (10)(12)	Diversified Consumer Services	10.31-10.52%	7/31/2017	8/1/2022-10/1/2022	501	502	505
South Texas Oilfield Solutions, LLC (10)(12)	Energy Equipment & Services	16.89%	3/29/2018	6/1/2023	982	982	982
Southern Nevada Oral & Maxillofacial Surgery, LLC (10)(12)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	1,493	1,493	1,538
Southwest Traders, Inc. (10)(12)	Road & Rail	9.13%	11/21/2017	11/1/2020	187	187	187
ST Coaches, LLC (10)(12)	Road & Rail	8.21-8.48%	7/31/2017	10/1/2022-11/18/2022	3,650	3,650	3,650
Star Coaches Inc. (10)(12)	Road & Rail	8.42%	3/9/2018	4/1/2025	4,168	4,168	4,168
Sturgeon Services International Inc. (10)(12)	Energy Equipment & Services	18.41%	7/31/2017	2/28/2022	2,045	2,045	2,057
Sun-Tech Leasing of Texas, L.P. (10)(12)	Road & Rail	8.68-10.62%	7/31/2017	5/4/2019-7/25/2021	1,204	1,204	1,204
Superior Transportation, Inc. (10)(12)	Road & Rail	9.77-10.26%	7/31/2017	4/23/2022-7/1/2023	3,499	3,497	3,490
The Smedley Company & Smedley Services, Inc. (10)(12)..	Commercial Services & Supplies	11.63%	7/31/2017	2/10/2024	3,046	3,046	3,138
Tornado Bus Company (10)(12)	Road & Rail	10.78%	7/31/2017	9/1/2021	2,589	2,589	2,624
Up Trucking Services, LLC (10)(12)	Road & Rail	11.91%	3/23/2018	4/1/2022	2,642	2,693	2,642
Waste Services of Tennessee, LLC (10)(12)	Commercial Services & Supplies	8.95-10.15%	7/31/2017	2/7/2021-11/29/2021	925	925	917
Waste Services of Texas, LLC (10)(12)	Commercial Services & Supplies	8.95%	7/31/2017	12/6/2021	179	179	177
WJV658, LLC (10)(12)	Airlines	8.50%	7/31/2017	7/1/2022	8,315	8,315	8,271
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc.(10)(12).	Construction & Engineering	7.50%	7/31/2017	10/1/2022	3,831	3,831	3,774

					Shares/ Units
NEF Holdings, LLC Equity Interests (3)(10)(11)	Multi-Sector Holdings		7/31/2017		200	145,000	145,000

Total Equipment Financing						$240,982	$241,580

Preferred Equity — 1.3%
SOAGG LLC (3)(5)(6)(10)	Aerospace & Defense	8.00%	12/14/2010	6/30/2020	3,727	$3,727	$4,137
SOINT, LLC (3)(5)(6)(10)	Aerospace & Defense	15.00%	6/8/2012	6/30/2020	72,398	7,240	7,914

Total Preferred Equity						$10,967	$12,051

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants — 50.8%
Ark Real Estate Partners LP (2)(3)(10)*	Diversified Real Estate Activities	3/12/2007	—	$527	$154
Ark Real Estate Partners II LP (2)(3)(10)*	Diversified Real Estate Activities	10/23/2012	—	12	4
aTyr Pharma, Inc. Warrants (10)*	Pharmaceuticals	11/18/2016	88,792	106	51
B Riley Financial Inc. (5)	Research & Consulting Services	3/16/2007	38,015	2,684	741
CardioDx, Inc. Warrants (10)*	Health Care Providers & Services	6/18/2015	3,986	129	—
CardioFocus, Inc. Warrants (10)*	Health Care Equipment & Supplies	3/31/2017	440,816	51	61
CAS Medical Systems, Inc. Warrants (10)*	Health Care Equipment & Supplies	6/30/2016	48,491	38	14
Cianna Medical, Inc. Warrants (10)*	Health Care Equipment & Supplies	9/28/2016	134,590	56	68
Claret Medical, Inc. Warrants (10)*	Health Care Equipment & Supplies	11/22/2017	367,737	42	60
Conventus Orthopaedics, Inc. Warrants (10)*	Health Care Equipment & Supplies	6/15/2016	157,500	65	61
Corindus Vascular Robotics, Inc. Warrants (5)(10)*	Health Care Equipment & Supplies	3/9/2018	79,855	40	47
Crystal Financial LLC (3)(5)(10)	Diversified Financial Services	12/28/2012	280,303	280,737	300,000
Delphinus Medical Technologies, Inc. Warrants (10)*	Health Care Equipment & Supplies	8/18/2017	380,904	74	88
Essence Group Holdings Corporation (Lumeris) Warrants (10)*	Health Care Technology	3/22/2017	208,000	63	205
PQ Bypass, Inc. Warrants (10)*	Health Care Equipment & Supplies	4/21/2016	176,471	70	54
RD Holdco Inc. (Rug Doctor) (3)(10)*	Diversified Consumer Services	12/23/2013	231,177	15,683	12,699
RD Holdco Inc. (Rug Doctor) Class B (3)(10)*	Diversified Consumer Services	12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)(10)*	Diversified Consumer Services	12/23/2013	30,370	381	39
Scynexis, Inc. Warrants (10)*	Pharmaceuticals	9/30/2016	122,435	105	1
Senior Secured Unitranche Loan Program LLC (3)(5)	Asset Management	11/25/2015	—	95,106	93,727
Senior Secured Unitranche Loan Program II LLC (3)(5)	Asset Management	8/5/2016	—	55,754	56,134
SentreHeart, Inc. Warrants (10)*	Health Care Equipment & Supplies	11/15/2016	261,825	126	113
Sunesis Pharmaceuticals, Inc. Warrants (10)*	Pharmaceuticals	3/31/2016	104,001	118	37

Total Common Equity/Equity Interests/Warrants				$457,183	$469,574

Total Investments (8) — 159.3%				$1,454,190	$1,471,917

Description	Industry	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Cash Equivalents — 15.1%
U.S. Treasury Bill	Government	3/29/2018	4/26/2018	$140,000	$139,853	$139,853

Total Investments & Cash Equivalents —174.4%					$1,594,043	$1,611,770
Liabilities in Excess of Other Assets — (74.4%)						(687,444)

Net Assets — 100.0%						$924,326

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest in effect as of March 31, 2018.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a wholly-owned taxable subsidiary.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share/unit amounts)

(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2018 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)		Change in Unrealized Gain (Loss)	Interest/Dividend /Other Income	Fair Value at March 31, 2018
Ark Real Estate Partners LP	$263	$—	$—	$(5	)†	$(109)	$—	$154
Ark Real Estate Partners II LP	6	—	—	—		(2)	—	4
AviatorCap SII, LLC I	10	—	10	—		—	—	—
Crystal Financial LLC	303,200	—	—	—		(3,200)	7,720	300,000
NEF Holdings, LLC	145,500	—	—	—		(500)	3,000	145,000
RD Holdco Inc. (Rug Doctor, common equity)	10,102	—	—	—		2,597	—	12,699
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—		—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	35	—	—	—		4	—	39
Rug Doctor LLC	9,111	—	—	—		(23)	289	9,111
Senior Secured Unitranche Loan Program LLC (“SSLP”)	88,736	6,790	1,400	—		(399)	1,979	93,727
Senior Secured Unitranche Loan Program II LLC (“SSLP II”)	51,744	6,694	2,016	—		(288)	1,375	56,134
SOAGG LLC	4,537	—	420	—		20	78	4,137
SOINT, LLC (preferred equity)	8,300	—	462	—		76	270	7,914

	$626,760	$13,484	$4,308	$(5)		$(1,824)	$14,711	$634,135

(4)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2018 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)		Change in Unrealized Gain (Loss)	Interest/Dividend Income	Fair Value at March 31, 2018
DSW Group Holdings LLC	$—	$—	$—	$175	†	$—	$—	$—

(5)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2018, on a fair value basis, non-qualifying assets in the portfolio represented 29.8% of the total assets of the Company.
(6)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(7)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(8)	Aggregate net unrealized appreciation for U.S. federal income tax purposes is $12,003; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $24,959 and $12,956, respectively, based on a tax cost of $1,459,914. All of the Company’s investments are pledged as collateral against the borrowings outstanding on the revolving credit facility.
(9)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(10)	Level 3 investment valued using significant unobservable inputs.
(11)	NEF Holdings, LLC is held through NEFCORP LLC, a wholly-owned consolidated taxable subsidiary and NEFPASS LLC, a wholly-owned consolidated subsidiary.
(12)	Indicates an investment that is wholly held by Solar Capital Ltd. through NEFPASS LLC.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share/unit amounts)

(13)	Hawkeye Contracting Company, LLC, Eagle Creek Mining, LLC & Falcon Ridge Leasing, LLC are co-borrowers.
*	Non-income producing security.
†	Represents estimated change in receivable balance.

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2018
Diversified Financial Services (Crystal Financial LLC)	20.4%
Multi-Sector Holdings (includes NEF Holdings, LLC)	12.8%
Asset Management (includes SSLP and SSLP II)	11.1%
Health Care Providers & Services	7.9%
Health Care Equipment & Supplies	7.0%
Pharmaceuticals	6.2%
Professional Services	4.4%
Wireless Telecommunication Services	3.7%
Communications Equipment	3.2%
Road & Rail	2.3%
Media	2.0%
Diversified Consumer Services	1.9%
Consumer Finance	1.7%
IT Services	1.7%
Trading Companies & Distributors	1.6%
Health Care Technology	1.5%
Thrifts & Mortgage Finance	1.3%
Life Sciences Tools & Services	1.3%
Chemicals	1.1%
Oil, Gas & Consumable Fuels	1.1%
Airlines	1.1%
Insurance	1.0%
Software	0.9%
Aerospace & Defense	0.8%
Commercial Services & Supplies	0.8%
Hotels, Restaurants & Leisure	0.3%
Construction & Engineering	0.3%
Energy Equipment & Services	0.2%
Machinery	0.2%
Paper & Forest Products	0.1%
Research & Consulting Services	0.1%
Diversified Real Estate Activities	0.0%
Construction Materials	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (9)	LIBOR Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 83.5%
Bank Debt/Senior Secured Loans
AccentCare, Inc. (11)	Health Care Providers & Services	L+525	1.00%	6.94%	12/29/2017	3/3/2022	$2,580	$2,567	$2,567
AccentCare, Inc. (11)	Health Care Providers & Services	L+950	1.00%	11.01%	9/3/2015	9/3/2022	10,000	9,869	9,900
Aegis Toxicology Sciences Corporation (11)	Health Care Providers & Services	L+850	1.00%	10.17%	2/20/2014	8/24/2021	31,000	30,606	30,070
American Teleconferencing Services, Ltd. (PGI) (11)	Communications Equipment	L+650	1.00%	7.90%	5/5/2016	12/8/2021	21,627	21,127	21,303
Amerilife Group, LLC (11)	Insurance	L+875	1.00%	10.25%	7/9/2015	1/10/2023	15,000	14,775	14,887
Argo Turboserve Corporation & Argo Tech, LLC †† (11)	Air Freight & Logistics	L+1425 (10)	—	15.73%	5/2/2014	5/2/2018	6,660	6,235	6,660
AviatorCap SII, LLC I (3)(11)	Aerospace & Defense	—	—	12.00%	5/31/2011	1/31/2019	10	10	10
Bishop Lifting Products, Inc. (7)(11)	Trading Companies & Distributors	L+800	1.00%	9.57%	3/24/2014	3/27/2022	25,000	24,857	23,500
Datto, Inc. (11)	IT Services	L+800	1.00%	9.41%	12/6/2017	12/7/2022	25,000	24,505	24,500
DISA Holdings Acquisition Subsidiary Corp. (11)	Professional Services	L+850	1.00%	9.84%	12/9/2014	6/9/2021	51,476	51,008	51,476
Falmouth Group Holdings Corp. (AMPAC) (11)	Chemicals	L+675	1.00%	8.44%	12/7/2015	12/14/2021	9,298	9,265	9,298
Global Tel*Link Corporation	Communications Equipment	L+400	1.25%	5.69%	11/6/2015	5/23/2020	7,194	6,205	7,230
Global Tel*Link Corporation	Communications Equipment	L+825	1.25%	9.94%	5/21/2013	11/23/2020	18,500	18,317	18,540
Greystone Select Holdings LLC & Greystone & Co., Inc. (11)	Thrifts & Mortgage Finance	L+800	1.00%	9.40%	3/29/2017	4/17/2024	20,000	19,815	20,000
IHS Intermediate, Inc. (11)	Health Care Providers & Services	L+825	1.00%	9.62%	6/19/2015	7/20/2022	25,000	24,639	24,562
K2 Pure Solutions NoCal, L.P. (11)	Chemicals	L+900	1.00%	10.57%	8/19/2013	2/19/2021	7,475	7,398	7,400
Kore Wireless Group, Inc. (11)	Wireless Telecommunication Services	L+825	1.00%	9.94%	9/12/2014	3/12/2021	55,500	54,866	54,945
MRI Software LLC (11)	Software	L+625	1.00%	7.83%	6/7/2017	6/30/2023	16,352	16,197	16,271
On Location Events, LLC & PrimeSport Holdings Inc. (11)	Media	L+550	1.00%	7.04%	12/7/2017	9/29/2021	60,000	59,260	59,250
PhyMed Management LLC (11)	Health Care Providers & Services	L+875	1.00%	10.21%	12/18/2015	5/18/2021	32,321	31,430	31,271
PSKW, LLC & PDR, LLC (11)	Health Care Providers & Services	L+826	1.00%	9.95%	10/24/2017	11/25/2021	3,461	3,394	3,392
Radiology Partners, Inc. (11)	Health Care Providers & Services	L+575	1.00%	7.44%	11/28/2017	12/4/2023	9,122	9,032	9,031
Rug Doctor LLC (3)(11)	Diversified Consumer Services	L+975	1.50%	11.42%	12/23/2013	12/31/2018	9,111	9,019	9,111
Salient Partners, L.P. (11)	Asset Management	L+850	1.00%	9.85%	6/10/2015	6/9/2021	13,980	13,803	13,980
Southern Auto Finance Company (5)(11)	Consumer Finance	—	—	11.15%	10/19/2011	12/4/2018	25,000	24,905	25,000
The Octave Music Group, Inc. (fka TouchTunes) (11)	Media	L+825	1.00%	9.62%	5/28/2015	5/27/2022	14,000	13,852	14,000
Varilease Finance, Inc. (11)	Multi-Sector Holdings	L+825	1.00%	9.58%	8/22/2014	8/24/2020	48,000	47,548	48,000

Total Bank Debt/Senior Secured Loans								$554,504	$556,154

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (9)	LIBOR Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Life Science Senior Secured Loans
Achaogen, Inc. (5)(11)	Pharmaceuticals	L+699	1.00%	8.34%	8/5/2015	8/5/2019	$20,833	$21,783	$22,500
aTyr Pharma, Inc. (11)	Pharmaceuticals	P+410	—	8.35%	11/18/2016	11/18/2020	10,000	9,986	10,100
Axcella Health Inc. (11)	Pharmaceuticals	L+880	—	10.15%	8/7/2015	8/31/2019	20,000	20,600	20,900
Breathe Technologies, Inc. (11)	Health Care Equipment & Supplies	L+830	—	9.65%	11/5/2015	11/5/2019	15,000	16,774	16,800
CardioDx, Inc. (11)	Health Care Providers & Services	P+670	—	11.20%	6/18/2015	4/1/2019	4,000	4,507	4,480
CardioFocus, Inc. (11)	Health Care Equipment & Supplies	L+750	—	8.88%	3/31/2017	7/1/2020	5,300	5,307	5,300
Cardiva Medical, Inc. (11)	Health Care Equipment & Supplies	L+865	0.63%	10.00%	2/2/2017	2/2/2021	9,000	9,125	9,045
CAS Medical Systems, Inc. (11)	Health Care Equipment & Supplies	L+875	—	10.10%	6/30/2016	7/1/2020	6,000	6,083	6,045
Cianna Medical, Inc. (11)	Health Care Equipment & Supplies	L+900	—	10.35%	9/28/2016	9/28/2020	7,500	7,613	7,556
Claret Medical, Inc. (11)	Health Care Equipment & Supplies	P+450	—	9.00%	11/22/2017	10/1/2020	5,000	4,947	4,933
Clinical Ink, Inc. (11)	Health Care Technology	L+850	0.70%	9.86%	3/8/2016	3/8/2020	5,056	5,153	5,056
Delphinus Medical Technologies, Inc. (11)	Health Care Equipment & Supplies	L+850	—	9.88%	8/18/2017	9/1/2021	3,750	3,664	3,722
Lumeris Solutions Company, LLC (11)	Health Care Technology	L+860	0.25%	9.98%	3/22/2017	2/1/2020	16,000	16,147	16,160
Mitralign, Inc. (11)	Health Care Equipment & Supplies	—	—	9.48%	4/22/2016	12/1/2018	833	843	829
Nabsys 2.0 LLC (11)	Life Sciences Tools & Services	—	—	8.90%	4/22/2016	10/13/2018	2,302	2,695	2,532
PQ Bypass, Inc. (11)	Health Care Equipment & Supplies	L+885	1.00%	10.20%	4/21/2016	4/21/2020	5,000	5,012	4,975
Rapid Micro Biosystems, Inc. (11)	Life Sciences Tools & Services	L+880	—	10.16%	6/30/2015	6/30/2019	15,360	16,126	15,322
scPharmaceuticals, Inc. (11)	Pharmaceuticals	L+845	—	9.83%	5/23/2017	5/1/2021	5,000	4,952	5,000
Scynexis, Inc. (11)	Pharmaceuticals	L+849	—	9.87%	9/30/2016	9/30/2020	15,000	15,049	14,850
SentreHeart, Inc. (11)	Health Care Equipment & Supplies	L+885	—	10.20%	11/15/2016	11/15/2020	10,000	9,958	10,000
Sunesis Pharmaceuticals, Inc. (11)	Pharmaceuticals	L+854	—	9.92%	3/31/2016	4/1/2020	3,750	3,765	3,769
Trevi Therapeutics, Inc. (11)	Pharmaceuticals	L+775	—	9.11%	12/29/2014	6/29/2018	2,406	2,786	2,623
Vapotherm, Inc. (11)	Health Care Equipment & Supplies	L+899	—	10.34%	11/16/2016	5/16/2021	20,000	20,040	20,450

Total Life Science Senior Secured Loans								$212,915	$212,947

Total Senior Secured Loans								$767,419	$769,101

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 23.7%
Althoff Crane Service, Inc. (11)(13)	Commercial Services & Supplies	10.55%	7/31/2017	6/8/2022	$1,526	$1,526	$1,526
BB578, LLC (11)(13)	Media	10.00%	7/31/2017	11/1/2021	801	801	821
Beverly Hills Limo and Corporate Coach, Inc. (11)(13)	Road & Rail	10.67%	7/31/2017	2/28/2018	38	38	37
Blue Star Materials II, LLC (11)(13)	Construction Materials	39.06%	7/31/2017	5/1/2018	102	102	102
Carl R. Bieber, Inc. (11)(13)	Hotels, Restaurants & Leisure	9.92%	7/31/2017	1/13/2024	1,363	1,363	1,347
Central Freight Lines, Inc. (11)(13)	Road & Rail	7.16%	7/31/2017	1/14/2024	1,979	1,979	1,940
Cfactor Leasing Corp. & CZM USA, Corp. (11)(13)	Machinery	12.00-12.05%	7/31/2017	5/31/2019-1/15/2021	2,090	2,090	2,135
Family First Freight, LLC (11)(13)	Road & Rail	10.11%	7/31/2017	1/22/2022	505	505	513
Georgia Jet, Inc. (11)(13)	Airlines	8.00%	12/4/2017	12/4/2021	2,918	2,918	2,918
Haljoe Coaches USA, LLC (11)(13)	Road & Rail	8.12-9.90%	7/31/2017	7/1/2022-11/17/2022	6,172	6,172	6,172
Hawkeye Contracting Company, LLC (11)(13)(14)	Oil, Gas & Consumable Fuels	10.00%	11/15/2017	11/15/2020	5,292	5,292	5,292
Knight Transfer Services, Inc. & Dumpstr Xpress, Inc. (11)(13)	Commercial Services & Supplies	12.05-12.76%	7/31/2017	4/11/2020-4/30/2020	852	852	854
Logicorp Enterprises, LLC (11)(13)	Road & Rail	12.18%	7/31/2017	2/3/2021	4,016	4,016	4,096
Marcal Manufacturing, LLC dba Soundview Paper Company, LLC (11)(13)	Paper & Forest Products	12.91-12.98%	7/31/2017	7/30/2022-10/25/2022	1,637	1,637	1,637
Meridian Consulting I Corp, Inc. (11)(13)	Hotels, Restaurants & Leisure	10.72%	7/31/2017	12/4/2021	3,784	3,784	3,873
Mountain Air Helicopters, Inc. (11)(13)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022	1,882	1,882	1,882
OKK Equipment, LLC (11)(13)	Commercial Services & Supplies	10.15%	7/31/2017	8/27/2023	709	709	696
Reston Limousine & Travel Service, Inc. (11)(13)	Road & Rail	11.81%	9/13/2017	10/1/2021	1,868	1,895	1,868
Rossco Crane & Rigging, Inc. (11)(13)	Commercial Services & Supplies	11.53%	8/25/2017	9/1/2022	711	711	711
Royal Coach Lines, Inc. (11)(13)	Road & Rail	10.03%	7/31/2017	8/28/2018	364	364	361
RVR Air Charter, LLC & RVR Aviation, LLC (11)(13)	Airlines	12.00%	7/31/2017	1/1/2022	1,550	1,550	1,581
Santek Environmental, LLC (11)(13)	Commercial Services & Supplies	10.00%	7/31/2017	3/1/2021	154	154	153
Santek Environmental of Alabama, LLC (11)(13)	Commercial Services & Supplies	8.95-10.00%	7/31/2017	12/18/2020-11/29/2021	252	252	250
Sidelines Tree Service LLC (11)(13)	Diversified Consumer Services	10.31%-10.52%	7/31/2017	8/1/2022-10/1/2022	523	525	523
Southern Nevada Oral & Maxillofacial Surgery, LLC (11)(13)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	1,521	1,521	1,544
Southwest Traders, Inc. (11)(13)	Road & Rail	9.13%	11/21/2017	11/1/2020	202	202	202
ST Coaches, LLC (11)(13)	Road & Rail	8.23-8.72%	7/31/2017	10/1/2022-11/18/2022	3,703	3,703	3,703
Sturgeon Services International Inc. (11)(13)	Energy Equipment & Services	17.21%	7/31/2017	2/28/2022	2,212	2,212	2,225

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Sun-Tech Leasing of Texas, L.P. (11)(13)	Road & Rail	8.68-10.60%	7/31/2017	5/4/2019-7/25/2021	1,253	1,253	1,252
Superior Transportation, Inc. (11)(13)	Road & Rail	9.77-10.26%	7/31/2017	4/23/2022-11/25/2022	3,451	3,451	3,423
The Smedley Company & Smedley Services, Inc. (11)(13)	Commercial Services & Supplies	11.63%	7/31/2017	2/10/2024	3,119	3,119	3,181
Tornado Bus Company (11)(13)	Road & Rail	10.78%	7/31/2017	9/1/2021	2,727	2,727	2,749
Waste Services of Tennessee, LLC (11)(13)	Commercial Services & Supplies	8.95-10.15%	7/31/2017	2/7/2021-11/29/2021	983	983	968
Waste Services of Texas, LLC (11)(13)	Commercial Services & Supplies	8.95%	7/31/2017	12/6/2021	190	190	185
WJV658, LLC (11)(13)	Airlines	8.50%	7/31/2017	7/1/2022	8,452	8,452	8,452
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc.(11)(13)	Construction & Engineering	7.50%	7/31/2017	10/1/2022	4,004	4,004	3,911

					Shares/ Units
NEF Holdings, LLC Equity Interests (3)(11)(12)	Multi-Sector Holdings		7/31/2017		200	145,000	145,500

Total Equipment Financing						$217,934	$218,583

Preferred Equity — 1.4%
SOAGG LLC (3)(5)(6)	Aerospace & Defense	8.00%	12/14/2010	6/30/2020	4,147	$4,147	$4,537
SOINT, LLC (3)(5)(6)	Aerospace & Defense	15.00%	6/8/2012	6/30/2020	77,014	7,701	8,300

Total Preferred Equity						$11,848	$12,837

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants — 50.0%
Ark Real Estate Partners LP (2)(3)(11)*	Diversified Real Estate Activities	3/12/2007	—	$527	$263
Ark Real Estate Partners II LP (2)(3)(11)*	Diversified Real Estate Activities	10/23/2012	—	12	6
aTyr Pharma, Inc. Warrants (11)*	Pharmaceuticals	11/18/2016	88,792	106	73
B Riley Financial Inc. (5)	Research & Consulting Services	3/16/2007	38,015	2,684	688
CardioDx, Inc. Warrants (11)*	Health Care Providers & Services	6/18/2015	3,986	129	—
CardioFocus, Inc. Warrants (11)*	Health Care Equipment & Supplies	3/31/2017	440,816	51	43
CAS Medical Systems, Inc. Warrants (11)*	Health Care Equipment & Supplies	6/30/2016	48,491	38	—
Cianna Medical, Inc. Warrants (11)*	Health Care Equipment & Supplies	9/28/2016	112,158	47	39
Claret Medical, Inc. Warrants (11)*	Health Care Equipment & Supplies	11/22/2017	367,737	42	42
Conventus Orthopaedics, Inc. Warrants (11)*	Health Care Equipment & Supplies	6/15/2016	157,500	65	43
Crystal Financial LLC (3)(5)(11)	Diversified Financial Services	12/28/2012	280,303	280,737	303,200
Delphinus Medical Technologies, Inc. Warrants (11)*	Health Care Equipment & Supplies	8/18/2017	380,904	74	66
Essence Group Holdings Corporation (Lumeris) Warrants (11)*	Health Care Technology	3/22/2017	208,000	63	155
PQ Bypass, Inc. Warrants (11)*	Health Care Equipment & Supplies	4/21/2016	176,471	70	38
RD Holdco Inc. (Rug Doctor) (3)(11)*	Diversified Consumer Services	12/23/2013	231,177	15,683	10,102
RD Holdco Inc. (Rug Doctor) Class B (3)(11)*	Diversified Consumer Services	12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)(11)*	Diversified Consumer Services	12/23/2013	30,370	381	35

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date		Shares/ Units	Cost	Fair Value
Scynexis, Inc. Warrants (11)*	Pharmaceuticals	9/30/2016		122,435	105	3
Senior Secured Unitranche Loan Program LLC (3)(5)(11)	Asset Management	11/25/2015		—	89,716	88,736
Senior Secured Unitranche Loan Program II LLC (3)(5)(11)	Asset Management	8/5/2016		—	51,076	51,744
SentreHeart, Inc. Warrants (11)*	Health Care Equipment & Supplies	11/15/2016		261,825	126	79
Sunesis Pharmaceuticals, Inc. Warrants (11)*	Pharmaceuticals	3/31/2016		104,001	118	78

Total Common Equity/Equity Interests/Warrants					$447,066	$460,649

Total Investments (8) — 158.6%					$1,444,267	$1,461,170

			Maturity Date	Par Amount
Cash Equivalents — 15.7%
U.S. Treasury Bill	Government	12/28/2017	2/8/2018	$145,000	$144,826	$144,826

Total Investments & Cash Equivalents — 174.3%					$1,589,093	$1,605,996
Liabilities in Excess of Other Assets — (74.3%)						(684,391)

Net Assets — 100.0%						$921,605

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest in effect as of December 31, 2017.
(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a wholly-owned taxable subsidiary.
(3)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2017 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)		Change in Unrealized Gain (Loss)	Interest/ Dividend/ Other Income	Fair Value at December 31, 2017
Ark Real Estate Partners LP	$336	$—	$—	$(6	)†	$(73)	$—	$263
Ark Real Estate Partners II LP	8	—	—	—		(2)	—	6
AviatorCap SII, LLC I	497	—	487	—		—	31	10
Crystal Financial LLC	305,000	—	—	—		(1,800)	31,600	303,200
NEF Holdings, LLC	—	145,000	—	—		500	5,898	145,500
RD Holdco Inc. (Rug Doctor, common equity)	13,574	—	—	—		(3,472)	—	10,102
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—		—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	168	—	—	—		(133)	—	35
Rug Doctor LLC	9,111	—	—	—		(92)	1,149	9,111
Senior Secured Unitranche Loan Program LLC (“SSLP”)	100,653	525	12,687	—		245	8,393	88,736
Senior Secured Unitranche Loan Program II LLC (“SSLP II”)	47,363	8,872	4,758	—		267	5,180	51,744
SOAGG LLC	5,806	—	1,476	—		207	394	4,537
SOINT, LLC	2,386	—	2,386	—		(6)	60	—
SOINT, LLC (preferred equity)	9,100	—	966	—		166	1,259	8,300

	$499,218	$154,397	$22,760	$(6)		$(4,193)	$53,964	$626,760

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

March 31, 2018

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

Note 2. Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Company and certain wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to the current period presentation.

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2018.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements, have been included.

The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)	Under procedures established by our board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we may utilize independent third-party valuation firms to assist us in determining the fair value of material assets. Accordingly, such investments go through our multi-step valuation process as described below. In each such case, independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of Solar Capital Partners, LLC (the “Investment Adviser”), does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board. Such determination of fair values involves subjective judgments and estimates.

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

(4)	the audit committee of the Board reviews the preliminary valuation of the Investment Adviser and that of the independent valuation firm and responds to the valuation recommendation of the independent valuation firm, if any, to reflect any comments; and

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

(5)	the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm, if any, and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2018, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

March 31, 2018

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

March 31, 2018

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

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which amends FASB ASC 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments were effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted ASU 2016-18 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

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

In May 2014, the FASB issued ASC 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an ASU, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has adopted ASC 606 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

Note 3. Agreements

Solar Capital has an Advisory Agreement with the Investment Adviser, under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to, Solar Capital. For

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

providing these services, the Investment Adviser receives a fee from Solar Capital, consisting of two components — a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of Solar Capital’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 1.75%. Prior to January 1, 2018, the annual rate was 2.00%. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings.

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018 and 2017, the Company recognized $6,473 and $6,719, respectively, in base management fees and $4,714 and $4,083, respectively, in performance-based incentive fees.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

For the three months ended March 31, 2018 and 2017, the Company recognized expenses under the Administration Agreement of $1,286 and $1,335, respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2018 and 2017.

Note 4. Net Asset Value Per Share

At March 31, 2018, the Company’s total net assets and net asset value per share were $924,326 and $21.87, respectively. This compares to total net assets and net asset value per share at December 31, 2017 of $921,605 and $21.81, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Earnings per share (basic & diluted)
Numerator — net increase in net assets resulting from operations:	$20,048	$17,158
Denominator — weighted average shares:	42,260,826	42,248,525
Earnings per share:	$0.47	$0.41

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2018 and December 31, 2017:

Fair Value Measurements

As of March 31, 2018

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$25,768	$722,944	$—	$748,712
Equipment Financing	—	—	241,580	—	241,580
Preferred Equity	—	—	12,051	—	12,051
Common Equity/Equity Interests/Warrants	741	—	318,972	149,861	469,574

Total Investments	$741	$25,768	$1,295,547	$149,861	$1,471,917

Liabilities:
Credit Facility and 2022 Unsecured Notes	$—	$—	$449,500	$—	$449,500

*	In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities. The two portfolio investments in this category are SSLP and SSLP II. See Note 12 & 13, respectively, for more information on these investments, including their investment strategies and the Company’s unfunded equity commitments to SSLP and SSLP II. Neither of these investments are redeemable by the Company absent an election by the members of the entities to liquidate all investments and distribute the proceeds to the members.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

Fair Value Measurements

As of December 31, 2017

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$25,770	$743,331	$—	$769,101
Equipment Financing	—	—	218,583	—	218,583
Preferred Equity	—	—	12,837	—	12,837
Common Equity/Equity Interests/Warrants	688	—	319,481	140,480	460,649

Total Investments	$688	$25,770	$1,294,232	$140,480	$1,461,170

Liabilities:
Credit Facility and 2022 Unsecured Notes	$—	$—	$445,600	$—	$445,600

*	In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities. The two portfolio investments in this category are SSLP and SSLP II. See Note 12 & 13, respectively, for more information on these investments, including their investment strategies and the Company’s unfunded equity commitments to SSLP and SSLP II. Neither of these investments are redeemable by the Company absent an election by the members of the entities to liquidate all investments and distribute the proceeds to the members.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2018 and the year ended December 31, 2017 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2018 and December 31, 2017:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2017	$743,331	$218,583	$12,837	$319,481	$1,294,232
Total gains or losses included in earnings:
Net realized gain (loss)	213	—	—	—	213
Net change in unrealized gain (loss)	2,061	(51)	95	(558)	1,547
Purchase of investment securities	112,781	26,730	—	49	139,560
Proceeds from dispositions of investment securities.	(135,442)	(3,682)	(881)	—	(140,005)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, March 31, 2018	$722,944	$241,580	$12,051	$318,972	$1,295,547

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$3,515	$(52)	$95	$(558)	$3,000

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

During the three months ended March 31, 2018, there were no transfers in and out of Levels 1 and 2.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2018:

Credit Facility and 2022 Unsecured Notes	For the three months ended March 31, 2018
Beginning fair value	$445,600
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	130,700
Repayments	(126,800)
Transfers in/out of Level 3	—

Ending fair value	$449,500

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the 2022 Unsecured Notes, in accordance with ASC 825-10. On March 31, 2018, there were borrowings of $299,500 and $150,000, respectively, on the Credit Facility and the 2022 Unsecured Notes.

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

March 31, 2018

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2018 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2018	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$722,944	Yield Analysis	Market Yield	6.9% - 21.1% (11.3%)
Equipment Financing	Asset	$96,580	Yield Analysis	Market Yield	7.2% - 39.1% (10.2%)
		$145,000	Enterprise Value	Return on Equity	8.7% - 8.7% (8.7%)
Preferred Equity	Asset	$12,051	Yield Analysis	Market Yield	6.0% - 13.1% (10.6%)
Common Equity/Equity Interests/Warrants	Asset	$18,972	Enterprise Value	EBITDA Multiple	5.5x - 6.5x (6.3x)
		$300,000	Enterprise Value	Return on Equity	7.3% - 13.0% (9.8%)
Credit Facility	Liability	$299,500	Yield Analysis	Market Yield	L+1.4% - L+4.8% (L+2.0%)
2022 Unsecured Notes	Liability	$150,000	Yield Analysis	Market Yield	4.5% - 4.9% (4.5%)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2017 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2017	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$743,331	Yield Analysis	Market Yield	7.6% - 22.8% (11.2%)
Equipment Financing	Asset	$73,083	Yield Analysis	Market Yield	7.6% - 39.1% (10.0%)
		$145,500	Enterprise Value	Return on Equity	11.8% - 11.8% (11.8%)
Preferred Equity	Asset	$12,837	Yield Analysis	Market Yield	6.2% - 13.4% (10.9%)
Common Equity/Equity Interests/Warrants	Asset	$16,281	Enterprise Value	EBITDA Multiple	5.5x - 6.5x (6.3x)
		$303,200	Enterprise Value	Return on Equity	7.3% - 14.0% (14.0%)
Credit Facility	Liability	$295,600	Yield Analysis	Market Yield	L+1.4% - L+4.8% (L+2.0%)
2022 Unsecured Notes	Liability	$150,000	Yield Analysis	Market Yield	4.5% - 4.9% (4.5%)

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

As of March 31, 2018 and December 31, 2017, there were no open forward foreign currency contracts outstanding. The Company also had no derivatives designated as hedging instruments at March 31, 2018 and December 31, 2017.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

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

On November 22, 2017, we issued $75,000 in aggregate principal amount of publicly registered unsecured senior notes due 2023 (the “2023 Unsecured Notes”) for net proceeds of $73,846. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and June 20, at a rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes mature on January 20, 2023.

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

Revolving and Term Loan Facility

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505,000 of revolving credit and $50,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its two non-extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110,000 to $395,000. At March 31, 2018, outstanding USD equivalent borrowings under the Credit Facility totaled $299,500, composed of $249,500 of revolving credit and $50,000 of term loans.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

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

The average annualized interest cost for all borrowings for the three months ended March 31, 2018 and the year ended December 31, 2017 was 4.11% and 4.73%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the Tranche C Notes and the 2023 Unsecured Notes (collectively the “Credit Facilities”), if any. During the year ended December 31, 2017, the Company expensed $591 in conjunction with the February 2017 issue of 2022 Unsecured Notes. The maximum amounts borrowed on the Credit Facilities during the three months ended March 31, 2018 and the year ended December 31, 2017 were $592,600 and $606,600, respectively.

Note 9. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the three months ended March 31, 2018 and for the year ended December 31, 2017:

	Three months ended March 31, 2018 (unaudited)	Year ended December 31, 2017
Per Share Data: (a)
Net asset value, beginning of year	$21.81	$21.74

Net investment income	0.45	1.62
Net realized and unrealized gain	0.02	0.05

Net increase in net assets resulting from operations	0.47	1.67
Distributions to stockholders:
From net investment income	(0.41)	(1.60)

Net asset value, end of period	$21.87	$21.81

Per share market value, end of period	$20.31	$20.21
Total Return (b)	2.52%	4.47%
Net assets, end of period	$924,326	$921,605
Shares outstanding, end of period	42,260,826	42,260,826
Ratios to average net assets (c):
Net investment income	2.05%	7.43%

Operating expenses	1.54%	5.80%
Interest and other credit facility expenses	0.64%	2.35%*

Total expenses	2.18%	8.15%

Average debt outstanding	$556,286	$414,264
Portfolio turnover ratio	9.6%	24.9%

(a)	Calculated using the average shares outstanding method.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	Ratio shown without the non-recurring costs associated with the establishment of the 2022 Unsecured Notes would be 2.29% for the period shown.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2018 (through March 31, 2018)	$249,500	$1,232	—		N/A
Fiscal 2017	245,600	1,225	—		N/A
Fiscal 2016	115,200	990	—		N/A
Fiscal 2015	207,900	1,459	—		N/A
Fiscal 2014	—	—	—		N/A
Fiscal 2013	—	—	—		N/A
Fiscal 2012	264,452	1,510	—		N/A
Fiscal 2011	201,355	3,757	—		N/A
Fiscal 2010	400,000	2,668	—		N/A
Fiscal 2009	88,114	8,920	—		N/A
2022 Unsecured Notes
Fiscal 2018 (through March 31, 2018)	$150,000	$741	—		N/A
Fiscal 2017	150,000	748	—		N/A
Fiscal 2016	50,000	430	—		N/A
2022 Tranche C Notes
Fiscal 2018 (through March 31, 2018)	$21,000	$104	—		N/A
Fiscal 2017	21,000	105	—		N/A
2023 Unsecured Notes
Fiscal 2018 (through March 31, 2018)	$75,000	$370	—		N/A
Fiscal 2017	75,000	374	—		N/A
2042 Unsecured Notes
Fiscal 2017	$—	$—	—	$	N/A
Fiscal 2016	100,000	859	—		1,002
Fiscal 2015	100,000	702	—		982
Fiscal 2014	100,000	2,294	—		943
Fiscal 2013	100,000	2,411	—		934
Fiscal 2012	100,000	571	—		923
Senior Secured Notes
Fiscal 2017	$—	$—	—		N/A
Fiscal 2016	75,000	645	—		N/A
Fiscal 2015	75,000	527	—		N/A
Fiscal 2014	75,000	1,721	—		N/A
Fiscal 2013	75,000	1,808	—		N/A
Fiscal 2012	75,000	428	—		N/A

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Term Loans
Fiscal 2018 (through March 31, 2018)	$50,000	$247	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

Total Senior Securities
Fiscal 2018 (through March 31, 2018)	$545,500	$2,694	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of March 31, 2018, asset coverage was 269.4%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the 2042 Unsecured Notes which were publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2018, 2017, 2016, 2015, 2014, 2013 and 2012 periods was N/A, N/A, $101,360, $100,175, $98,196, $94,301, $93,392, and $92,302, respectively.

Note 10. Crystal Financial LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions (the “Crystal Acquisition”). We invested $275,000 in cash to effect the Crystal Acquisition. Crystal Financial owned approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest was held by various employees of Crystal Financial LLC, through their investment in Crystal Management LP. Crystal Financial LLC had a diversified portfolio of 23 loans having a total par value of

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On January 27, 2014, the revolving credit facility was expanded to $300,000. On March 31, 2014, we exchanged $137,500 of our equity interest in Crystal Financial in exchange for $137,500 in floating rate senior secured notes in Crystal Financial bearing interest at LIBOR plus 9.50%, maturing on March 31, 2019. On May 18, 2015, the revolving credit facility was expanded to $350,000. Our financial statements, including our schedule of investments, reflected our investments in Crystal Financial on a consolidated basis. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in Crystal Financial LLC for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in Crystal Financial LLC. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. On March 20, 2018, the revolving credit facility was amended, reducing commitments to $275,000.

As of March 31, 2018 Crystal Financial LLC had 27 funded commitments to 24 different issuers with a total par value of approximately $350,289 on total assets of $413,337. As of December 31, 2017, Crystal Financial LLC had 27 funded commitments to 23 different issuers with a total par value of approximately $300,876 on total assets of $448,465. As of March 31, 2018 and December 31, 2017, the largest loan outstanding totaled $37,332 and $35,954, respectively. For the same periods, the average exposure per issuer was $14,595 and $13,082, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $138,332 and $176,454 of borrowings outstanding at March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018 and 2017, Crystal Financial LLC had net income of $4,480 and $7,839, respectively, on gross income of $9,388 and $12,260, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 11. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of March 31, 2018 and December 31, 2017 is $68,706 and $62,044, respectively, comprised of the following:

	March 31, 2018	December 31, 2017
Crystal Financial LLC*	$44,263	$44,263
Breathe Technologies, Inc	8,000	—
Corindus Vascular Robotics, Inc.	6,217	—
Delphinus Medical Technologies, Inc.	3,750	3,750
MRI Software LLC	1,785	2,361
Datto, Inc	1,683	1,683
Radiology Partners, Inc	1,078	878
CardioFocus, Inc	1,000	1,000
South Texas Oilfield Services, LLC	930	—
Alera Group Intermediate Holdings, Inc	—	3,885
Accentcare, Inc	—	3,397
WJV658, LLC	—	827

Total Commitments	$68,706	$62,044

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

As of March 31, 2018 and December 31, 2017, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to Senior Secured Unitranche Loan Program LLC (“SSLP”) disclosed in Note 12, Senior Secured Unitranche Loan Program II LLC (“SSLP II”) disclosed in Note 13 and Solar Life Science Program LLC (“LSJV”) disclosed in Note 14.

Note 12. Senior Secured Unitranche Loan Program LLC

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

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200,000 senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $77,248 and $74,248 of borrowings outstanding as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, the Company and Voya had contributed combined equity capital in the amount of $108,693 and $102,533, respectively. Of the $108,693 of contributed equity capital at March 31, 2018, the Company contributed $29,884 in the form of investments and $65,222 in the form of cash and Voya contributed $13,587 in the form of cash. As of March 31, 2018, the Company and Voya’s remaining commitments to SSLP totaled $79,894 and $11,413, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

As of March 31, 2018 and December 31, 2017, SSLP had total assets of $187,992 and $179,241, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 10 and 10 different borrowers, respectively. For the three months ended March 31, 2018 and March 31, 2017, SSLP invested $23,553 in 4 portfolio companies and $24,020 in 4 portfolio companies, respectively. Investments prepaid totaled $14,261 and $589 for the same periods, respectively. At March 31, 2018 and December 31, 2017, the weighted average yield of SSLP’s portfolio was 8.5% and 8.1%, respectively, measured at fair value and 8.4% and 8.1%, respectively, measured at cost.

SSLP Portfolio as of March 31, 2018

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
AccentCare, Inc.	Health Care Providers & Services	L+525	1.00%	7.13%	3/3/22	$14,573	$14,530	$14,573
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	7.16%	12/30/22	19,852	19,681	19,852
Alteon Health, LLC (fka Island Medical)	Health Care Providers & Services	L+550	1.00%	7.80%	9/1/22	13,674	13,557	12,854
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.84%	8/1/21	3,083	3,062	3,083
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	8.63%	12/14/21	31,695	31,372	31,695
On Location Events, LLC & PrimeSport Holdings Inc. (4)	Media	L+550	1.00%	7.57%	9/29/21	19,681	19,459	19,533
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	7.19%	7/5/22	24,114	23,834	24,114
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.70%	12/16/22	11,850	11,753	10,665
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	6.55%	11/25/21	1,911	1,899	1,911
PSKW, LLC & PDR, LLC (4)	Health Care Providers & Services	L+826	1.00%	10.56%	11/25/21	22,250	21,945	21,805
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	8.56%	4/20/21	23,486	23,358	23,251

							$184,450	$183,336

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2018.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

SSLP Portfolio as of December 31, 2017 (audited)

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
AccentCare, Inc. (4)	Health Care Providers & Services	L+525	1.00%	6.94%	3/3/22	$14,393	$14,350	$14,321
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.85%	12/30/22	17,114	16,963	17,029
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.42%	8/1/21	3,125	3,102	3,125
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	7.19%	11/30/23	13,736	13,496	13,736
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	8.44%	12/14/21	31,695	31,354	31,695
Island Medical Management Holdings, LLC	Health Care Providers & Services	L+550	1.00%	7.00%	9/1/22	13,709	13,585	13,297
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.84%	7/5/22	23,233	22,953	23,117
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	9.50%	12/16/22	11,880	11,782	11,405
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.94%	11/25/21	1,918	1,905	1,918
PSKW, LLC & PDR, LLC (4)	Health Care Providers & Services	L+826	1.00%	9.95%	11/25/21	22,250	21,929	21,805
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.69%	4/20/21	23,546	23,409	23,134

							$174,828	$174,582

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

Below is certain summarized financial information for SSLP as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017:

	March 31, 2018	December 31, 2017
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $184,450 and $174,828, respectively)	$183,336	$174,582
Cash and other assets	4,656	4,659

Total assets	$187,992	$179,241

Debt outstanding	$77,248	$74,248
Distributions payable	2,200	2,200
Interest payable and other credit facility related expenses	1,254	1,161
Accrued expenses and other payables	174	219

Total liabilities	$80,876	$77,828

Members’ equity	$107,116	$101,413

Total liabilities and members’ equity	$187,992	$179,241

	Three months ended March 31, 2018	Three months ended March 31, 2017
Selected Income Statement Information for SSLP:
Interest income	$3,938	$3,447

Service fees*	$29	$31
Interest and other credit facility expenses	1,254	781
Other general and administrative expenses	43	37

Total expenses	$1,326	$849

Net investment income	$2,612	$2,598

Net change in unrealized gain (loss) on investments	(868)	(26)

Net income	$1,744	$2,572

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Note 13. Senior Secured Unitranche Loan Program II LLC

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP II, as borrower entered into a $100,000 senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. There were $52,568 and $48,788 of borrowings outstanding as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, the Company and WFI contributed combined equity capital in the amount of $69,131 and $63,331, respectively. Of the $69,131 of contributed equity capital at March 31, 2018, the Company contributed $43,498 in the form of investments and $12,256 in the form of cash and WFI contributed $13,377 in the form of cash. As of March 31, 2018, the Company and WFI’s remaining commitments to SSLP II totaled $19,269 and $4,623, respectively. The Company, along with WFI, controls the funding of SSLP II and SSLP II may not call the unfunded commitments without approval of both the Company and WFI.

As of March 31, 2018 and December 31, 2017, SSLP II had total assets of $124,742 and $124,736, respectively. For the same periods, SSLP II’s portfolio consisted of floating rate senior secured loans to 14 and 15 different borrowers, respectively. For the three months ended March 31, 2018 and March 31, 2017, SSLP II invested $12,174 in 5 portfolio companies and $19,987 in 5 portfolio companies, respectively. Investments prepaid totaled $11,959 and $953 for the same periods, respectively. At March 31, 2018 and December 31, 2017, the weighted average yield of SSLP II’s portfolio was 8.4% and 8.0%, respectively, measured at fair value and 8.6% and 8.3%, respectively, measured at cost.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

SSLP II Portfolio as of March 31, 2018

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
AccentCare, Inc.	Health Care Providers & Services	L+525	1.00%	7.13%	3/3/22	$7,962	$7,928	$7,962
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	7.16%	12/30/22	7,694	7,628	7,694
Alteon Health, LLC (fka Island Medical)	Health Care Providers & Services	L+550	1.00%	7.80%	9/1/22	6,837	6,779	6,427
American Teleconferencing Services, Ltd. (PGI) (4)	Communications Equipment	L+650	1.00%	8.29%	12/8/21	13,668	12,651	13,599
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.84%	8/1/21	1,542	1,531	1,542
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	8.63%	12/14/21	10,011	10,011	10,011
Global Holdings LLC & Payment Concepts LLC	Consumer Finance	L+650	1.00%	9.51%	5/5/22	9,223	9,065	9,223
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	7.60%	12/22/24	8,977	8,889	8,887
On Location Events, LLC & PrimeSport Holdings Inc. (4)	Media	L+550	1.00%	7.57%	9/29/21	9,840	9,730	9,766
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	7.19%	7/5/22	10,610	10,486	10,610
Polycom, Inc.	Communications Equipment	L+525	1.00%	7.04%	9/27/23	8,974	8,682	9,064
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.70%	12/16/22	9,875	9,794	8,887
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	6.55%	11/25/21	765	765	765
PSKW, LLC & PDR, LLC (4)	Health Care Providers & Services	L+826	1.00%	10.56%	11/25/21	8,900	8,780	8,722
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	8.56%	4/20/21	8,107	7,976	8,026

							$120,695	$121,185

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2018.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

SSLP II Portfolio as of December 31, 2017 (audited)

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
AccentCare, Inc.	Health Care Providers & Services	L+525	1.00%	6.94%	3/3/22	$7,863	$7,829	$7,824
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.85%	12/30/22	6,418	6,361	6,386
American Teleconferencing Services, Ltd. (PGI) (4)	Communications Equipment	L+650	1.00%	7.90%	12/8/21	13,858	12,770	13,650
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.42%	8/1/21	1,563	1,551	1,563
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	7.19%	11/30/23	6,868	6,748	6,868
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	8.44%	12/14/21	10,011	10,011	10,011
Global Holdings LLC & Payment Concepts LLC	Consumer Finance	L+650	1.00%	7.99%	5/5/22	9,341	9,173	9,341
Island Medical Management Holdings, LLC	Health Care Providers & Services	L+550	1.00%	7.00%	9/1/22	6,854	6,793	6,649
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	7.28%	12/22/24	9,000	8,910	8,910
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.84%	7/5/22	10,223	10,098	10,171
PetVet Care Centers, LLC	Health Care Facilities	L+600	1.00%	7.35%	6/8/23	3,444	3,412	3,478
Polycom, Inc.	Communications Equipment	L+525	1.00%	6.72%	9/27/23	9,449	9,130	9,546
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	9.50%	12/16/22	9,900	9,818	9,504
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.94%	11/25/21	767	767	767
PSKW, LLC & PDR, LLC (4)	Health Care Providers & Services	L+826	1.00%	9.95%	11/25/21	8,900	8,774	8,722
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.69%	4/20/21	8,128	7,987	7,986

							$120,132	$121,376

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

Below is certain summarized financial information for SSLP II as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017:

	March 31, 2018	December 31, 2017
Selected Balance Sheet Information for SSLP II:
Investments at fair value (cost $120,695 and $120,132, respectively)	$121,185	$121,376
Cash and other assets	3,557	3,360

Total assets	$124,742	$124,736

Debt outstanding	$52,568	$48,788
Payable for investments purchased	—	9,281
Distributions payable	1,638	1,638
Interest payable and other credit facility related expenses	757	654
Accrued expenses and other payables	177	217

Total liabilities	$55,140	$60,578

Members’ equity	$69,602	$64,158

Total liabilities and members’ equity	$124,742	$124,736

	Three months ended March 31, 2018	Three months ended March 31, 2017
Selected Income Statement Information for SSLP II:
Interest income	$2,822	$2,091

Service fees*	$30	$24
Interest and other credit facility expenses	723	418
Other general and administrative expenses	33	25

Total expenses	$786	$467

Net investment income	$2,036	$1,624

Net change in unrealized gain (loss) on investments	(754)	303

Net income	$1,282	$1,927

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Note 14. Solar Life Science Program LLC

On February 22, 2017, the Company, through its commitment to SSLP III, and Solar Senior Capital Ltd. formed LSJV with an affiliate of Deerfield Management. SSLP III committed approximately $49,977 to LSJV. On March 10, 2017, SSLP III was dissolved. As of March 31, 2018, LSJV has not commenced operations.

Note 15. NEF Holdings, LLC

On July 31, 2017, we completed the acquisition of NEF Holdings, LLC (“NEF”), which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. NEF is an independent

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

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

As of March 31, 2018, NEF had 209 funded equipment-backed leases and loans to 91 different customers with a total net investment in leases and loans of approximately $214,366 on total assets of $266,852. As of December 31, 2017, NEF had 223 funded equipment-backed leases and loans to 90 different customers with a total net investment in leases and loans of approximately $222,972 on total assets of $289,483. As of March 31, 2018 and December 31, 2017, the largest position outstanding totaled $27,072 and $15,959, respectively. For the same periods, the average exposure per customer was $2,356 and $2,477, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $83,833 and $71,010 of borrowings outstanding at March 31, 2018 and December 31, 2017, respectively. The securitization notes balance on March 31, 2018 and December 31, 2017 was $38,379 and $71,656, respectively. For the three months ended March 31, 2018, NEF had net income of $1,853 on gross income of $7,381. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 16. Capital Share Transactions

As of March 31, 2018 and December 31, 2017, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended March 31, 2018	Year ended December 31, 2017	Three months ended March 31, 2018	Year ended December 31, 2017
Shares issued in reinvestment of distributions	—	12,301	$—	$280

Note 17. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On April 30, 2018, the revolving credit commitments under the Company’s Credit Facility were expanded by $50,000 from $395,000 to $445,000.

On May 7, 2018, our Board declared a quarterly distribution of $0.41 per share payable on July 3, 2018 to holders of record as of June 21, 2018.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Capital Ltd.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the Company) as of March 31, 2018, the related consolidated statements of operations for the three-month periods ended March 31, 2018 and 2017, the related consolidated statement of changes in net assets for the three-month period ended March 31, 2018, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2017, the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

Basis for Review Results

This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP

New York, New York

May 7, 2018

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

As of March 31, 2018, the Investment Adviser has directly invested over $7 billion in more than 325 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 185 different financial sponsors.

Recent Developments

On April 30, 2018, the revolving credit commitments under the Company’s Credit Facility were expanded by $50 million from $395 million to $445 million.

On May 7, 2018, our Board declared a quarterly distribution of $0.41 per share payable on July 3, 2018 to holders of record as of June 21, 2018.

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

Portfolio and Investment Activity

During the three months ended March 31, 2018, we invested approximately $151.1 million across 25 portfolio companies. This compares to investing approximately $99.6 million in 11 portfolio companies for the three months ended March 31, 2017. Investments sold, prepaid or repaid during the three months ended March 31, 2018 totaled approximately $141.5 million versus approximately $84.7 million for the three months ended March 31, 2017.

At March 31, 2018, our portfolio consisted of 100 portfolio companies and was invested 40.1% in cash flow senior secured loans, 27.2% in asset-based senior secured loans / Crystal Financial, 16.4% in equipment senior secured financings / NEF, and 16.3% in life science senior secured loans, in each case, measured at fair value, versus 61 portfolio companies invested 52.0% in cash flow senior secured loans, 31.8% in asset-based senior secured loans / Crystal Financial, and 16.2% in life science senior secured loans, in each case, measured at fair value, at March 31, 2017.

At March 31, 2018, 80.7% or $1.17 billion of our income producing investment portfolio* is floating rate and 19.3% or $280.7 million is fixed rate, measured at fair value. At March 31, 2017, 96.4% or $1.26 billion of our income producing investment portfolio* was floating rate and 3.6% or $47.0 million was fixed rate, measured at fair value. As of March 31, 2018 and 2017, we had zero and one issuer, respectively, on non-accrual status.

Since inception through March 31, 2018, Solar Capital and its predecessor companies have invested approximately $5.4 billion in more than 220 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 145 different financial sponsors.

*	We have included Crystal Financial LLC, NEF Holdings LLC, Senior Secured Unitranche Loan Program LLC and Senior Secured Unitranche Loan Program II LLC within our income producing investment portfolio.

Crystal Financial LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions (the “Crystal Acquisition”). We invested $275 million in cash to effect the Crystal Acquisition. Crystal Financial owned approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest was held by various employees of Crystal Financial LLC, through their investment in Crystal Management LP. Crystal Financial LLC had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On January 27, 2014, the revolving credit facility was expanded to $300 million. On March 31, 2014, we exchanged $137.5 million of our equity interest in Crystal Financial in exchange for $137.5 million in floating rate senior secured notes in Crystal Financial bearing interest at LIBOR plus 9.50%, maturing on March 31, 2019. On May 18, 2015, the revolving credit facility was expanded to $350 million. Our financial statements, including our schedule of investments, reflected our investments in Crystal Financial on a consolidated basis. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in Crystal Financial LLC for approximately $5.7 million.    Upon the closing of this transaction, the Company holds 100% of the equity interest in Crystal Financial LLC. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. On March 20, 2018, the revolving credit facility was amended, reducing commitments to $275 million.

As of March 31, 2018, Crystal Financial LLC had 27 funded commitments to 24 different issuers with a total par value of approximately $350.3 million on total assets of $413.3 million. As of December 31, 2017, Crystal Financial LLC had 27 funded commitments to 23 different issuers with a total par value of approximately $300.9 million on total assets of $448.5 million. As of March 31, 2018 and December 31, 2017, the largest loan outstanding totaling $37.3 million and $36.0 million, respectively. For the same periods, the average exposure per issuer was $14.6 million and $13.1 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $138.3 million and $176.5 million of borrowings outstanding at March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018 and March 31, 2017, Crystal Financial LLC had net income of $4.5 million and $7.8 million, respectively, on gross income of $9.4 million and $12.3 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Crystal Financial LLC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Crystal Financial LLC will be able to maintain consistent dividend payments to us.

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

As of March 31, 2018, NEF had 209 funded equipment-backed leases and loans to 91 different customers with a total net investment in leases and loans of approximately $214.4 million on total assets of $266.9 million. As of December 31, 2017, NEF had 223 funded equipment-backed leases and loans to 90 different customers with a total net investment in leases and loans of approximately $223.0 million on total assets of $289.5 million. As of March 31, 2018 and December 31, 2017, the largest position outstanding totaled $27.1 million and $16.0 million, respectively. For the same period, the average exposure per customer was $2.4 million and $2.5 million, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $83.8 million and $71.0 million of borrowings outstanding at March 31, 2018 and December 31, 2017, respectively. The securitization notes balance on March 31, 2018 and December 31, 2017 was $38.4 million and $71.7 million, respectively. For the three months ended March 31, 2018, NEF had net income of $1.9 million on gross income of $7.4 million. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NEF’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NEF will be able to maintain consistent dividend payments to us.

Solar Life Science Program LLC

On February 22, 2017, the Company, through its commitment to Senior Secured Unitranche Loan Program III (“SSLP III”), and Solar Senior Capital Ltd. formed Solar Life Science Program (“LSJV”) with an affiliate of Deerfield Management. SSLP III committed approximately $50.0 million to LSJV. On March 10, 2017, SSLP III was dissolved. As of March 31, 2018, LSJV has not commenced operations.

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

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200 million senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $77.2 and $74.2 million of borrowings outstanding as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, the Company and Voya had contributed combined equity capital in the amount of $108.7 million and $102.5 million, respectively. Of the $108.7 million of contributed equity capital at March 31, 2018, the Company contributed $29.9 million in the form of investments and $65.2 million in the form of cash and Voya contributed $13.6 million in the form of cash. As of March 31, 2018, the Company and Voya’s remaining commitments to SSLP totaled $79.9 million and $11.4 million, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of March 31, 2018 and December 31, 2017, SSLP had total assets of $188.0 million and $179.2 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 10 and 10 different borrowers, respectively. For the three months ended March 31, 2018 and 2017, SSLP invested $23.6 million in 4 portfolio companies and $24.0 million in 4 portfolio companies, respectively. Investments prepaid totaled $14.3 million and $0.6 million, respectively, for the three months ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, the weighted average yield of SSLP’s portfolio was 8.5% and 8.1%, respectively, measured at fair value and 8.4% and 8.1%, respectively, measured at cost.

SSLP Portfolio as of March 31, 2018 (dollar amounts in thousands)

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
AccentCare, Inc.	Health Care Providers & Services	L+525	1.00%	7.13%	3/3/22	$14,573	$14,530	$14,573
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	7.16%	12/30/22	19,852	19,681	19,852
Alteon Health, LLC (fka Island Medical)	Health Care Providers & Services	L+550	1.00%	7.80%	9/1/22	13,674	13,557	12,854
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.84%	8/1/21	3,083	3,062	3,083
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	8.63%	12/14/21	31,695	31,372	31,695
On Location Events, LLC & PrimeSport Holdings Inc. (4)	Media	L+550	1.00%	7.57%	9/29/21	19,681	19,459	19,533
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	7.19%	7/5/22	24,114	23,834	24,114
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.70%	12/16/22	11,850	11,753	10,665
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	6.55%	11/25/21	1,911	1,899	1,911
PSKW, LLC & PDR, LLC (4)	Health Care Providers & Services	L+826	1.00%	10.56%	11/25/21	22,250	21,945	21,805
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	8.56%	4/20/21	23,486	23,358	23,251

							$184,450	$183,336

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2018.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP Portfolio as of December 31, 2017 (audited) (dollar amounts in thousands)

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
AccentCare, Inc. (4)	Health Care Providers & Services	L+525	1.00%	6.94%	3/3/22	$14,393	$14,350	$14,321
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.85%	12/30/22	17,114	16,963	17,029
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.42%	8/1/21	3,125	3,102	3,125
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	7.19%	11/30/23	13,736	13,496	13,736
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	8.44%	12/14/21	31,695	31,354	31,695
Island Medical Management Holdings, LLC	Health Care Providers & Services	L+550	1.00%	7.00%	9/1/22	13,709	13,585	13,297
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.84%	7/5/22	23,233	22,953	23,117
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	9.50%	12/16/22	11,880	11,782	11,405
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.94%	11/25/21	1,918	1,905	1,918
PSKW, LLC & PDR, LLC (4)	Health Care Providers & Services	L+826	1.00%	9.95%	11/25/21	22,250	21,929	21,805
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.69%	4/20/21	23,546	23,409	23,134

							$174,828	$174,582

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017:

	March 31, 2018	December 31, 2017
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $184,450 and $174,828, respectively)	$183,336	$174,582
Cash and other assets	4,656	4,659

Total assets	$187,992	$179,241

Debt outstanding	$77,248	$74,248
Distributions payable	2,200	2,200
Interest payable and other credit facility related expenses	1,254	1,161
Accrued expenses and other payables	174	219

Total liabilities	$80,876	$77,828

Members’ equity	$107,116	$101,413

Total liabilities and members’ equity	$187,992	$179,241

	Three months ended March 31, 2018	Three months ended March 31, 2017
Selected Income Statement Information for SSLP (in thousands):
Interest income	$3,938	$3,447

Service fees*	$29	$31
Interest and other credit facility expenses	1,254	781
Other general and administrative expenses	43	37

Total expenses	$1,326	$849

Net investment income	$2,612	$2,598

Net change in unrealized gain (loss) on investments	(868)	(26)

Net income	$1,744	$2,572

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

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

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP II, as borrower entered into a $100 million senior secured revolving credit facility (the “SSLP

II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. There were $52.6 million and $48.8 million of borrowings outstanding as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, the Company and WFI contributed combined equity capital in the amount of $69.1 million and $63.3 million, respectively. Of the $69.1 million of contributed equity capital at March 31, 2018, the Company contributed $43.5 million in the form of investments and $12.3 million in the form of cash and WFI contributed $13.4 million in the form of cash. As of March 31, 2018, the Company and WFI’s remaining commitments to SSLP II totaled $19.3 million and $4.6 million, respectively. The Company, along with WFI, controls the funding of SSLP II and SSLP II may not call the unfunded commitments without approval of both the Company and WFI.

As of March 31, 2018 and December 31, 2017, SSLP II had total assets of $124.7 million and $124.7 million, respectively. For the same periods, SSLP II’s portfolio consisted of floating rate senior secured loans to 14 and 15 different borrowers, respectively. For the three months ended March 31, 2018 and March 31, 2017, SSLP II invested $12.2 million in 5 portfolio companies and $20.0 million in 5 portfolio companies, respectively. Investments prepaid totaled $12.0 million and $1.0 million for the same periods, respectively. At March 31, 2018 and December 31, 2017, the weighted average yield of SSLP II’s portfolio was 8.4% and 8.0%, respectively, measured at fair value and 8.6% and 8.3%, respectively, measured at cost.

SSLP II Portfolio as of March 31, 2018 (dollar amounts in thousands)

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
AccentCare, Inc.	Health Care Providers & Services	L+525	1.00%	7.13%	3/3/22	$7,962	$7,928	$7,962
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	7.16%	12/30/22	7,694	7,628	7,694
Alteon Health, LLC (fka Island Medical)	Health Care Providers & Services	L+550	1.00%	7.80%	9/1/22	6,837	6,779	6,427
American Teleconferencing Services, Ltd. (PGI) (4)	Communications Equipment	L+650	1.00%	8.29%	12/8/21	13,668	12,651	13,599
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.84%	8/1/21	1,542	1,531	1,542
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	8.63%	12/14/21	10,011	10,011	10,011
Global Holdings LLC & Payment Concepts LLC	Consumer Finance	L+650	1.00%	9.51%	5/5/22	9,223	9,065	9,223
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	7.60%	12/22/24	8,977	8,889	8,887
On Location Events, LLC & PrimeSport Holdings Inc. (4)	Media	L+550	1.00%	7.57%	9/29/21	9,840	9,730	9,766
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	7.19%	7/5/22	10,610	10,486	10,610
Polycom, Inc.	Communications Equipment	L+525	1.00%	7.04%	9/27/23	8,974	8,682	9,064
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	7.70%	12/16/22	9,875	9,794	8,887
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	6.55%	11/25/21	765	765	765
PSKW, LLC & PDR, LLC (4)	Health Care Providers & Services	L+826	1.00%	10.56%	11/25/21	8,900	8,780	8,722
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	8.56%	4/20/21	8,107	7,976	8,026

							$120,695	$121,185

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2018.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP II Portfolio as of December 31, 2017 (audited) (dollar amounts in thousands)

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
AccentCare, Inc.	Health Care Providers & Services	L+525	1.00%	6.94%	3/3/22	$7,863	$7,829	$7,824
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.85%	12/30/22	6,418	6,361	6,386
American Teleconferencing Services, Ltd. (PGI) (4)	Communications Equipment	L+650	1.00%	7.90%	12/8/21	13,858	12,770	13,650
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.42%	8/1/21	1,563	1,551	1,563
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	7.19%	11/30/23	6,868	6,748	6,868
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	8.44%	12/14/21	10,011	10,011	10,011
Global Holdings LLC & Payment Concepts LLC	Consumer Finance	L+650	1.00%	7.99%	5/5/22	9,341	9,173	9,341
Island Medical Management Holdings, LLC	Health Care Providers & Services	L+550	1.00%	7.00%	9/1/22	6,854	6,793	6,649
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	7.28%	12/22/24	9,000	8,910	8,910
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.84%	7/5/22	10,223	10,098	10,171
PetVet Care Centers, LLC	Health Care Facilities	L+600	1.00%	7.35%	6/8/23	3,444	3,412	3,478
Polycom, Inc.	Communications Equipment	L+525	1.00%	6.72%	9/27/23	9,449	9,130	9,546
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	9.50%	12/16/22	9,900	9,818	9,504
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.94%	11/25/21	767	767	767
PSKW, LLC & PDR, LLC (4)	Health Care Providers & Services	L+826	1.00%	9.95%	11/25/21	8,900	8,774	8,722
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.69%	4/20/21	8,128	7,987	7,986

							$120,132	$121,376

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP II as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017:

	March 31, 2018	December 31, 2017
Selected Balance Sheet Information for SSLP II (in thousands):
Investments at fair value (cost $120,695 and $120,132, respectively)	$121,185	$121,376
Cash and other assets	3,557	3,360

Total assets	$124,742	$124,736

Debt outstanding	$52,568	$48,788
Payable for investments purchased	—	9,281
Distributions payable	1,638	1,638
Interest payable and other credit facility related expenses	757	654
Accrued expenses and other payables	177	217

Total liabilities	$55,140	$60,578

Members’ equity	$69,602	$64,158

Total liabilities and members’ equity	$124,742	$124,736

	Three months ended March 31, 2018	Three months ended March 31, 2017
Selected Income Statement Information for SSLP II (in thousands):
Interest income	$2,822	$2,091

Service fees*	$30	$24
Interest and other credit facility expenses//	723	418
Other general and administrative expenses	33	25

Total expenses	$786	$467

Net investment income	$2,036	$1,624

Net change in unrealized gain (loss) on investments	(754)	303

Net income	$1,282	$1,927

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

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

Under procedures established by our board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we may utilize independent third-party valuation firms to assist us in determining the fair value of material assets. Accordingly, such investments go through our multi-step valuation process as described below. In each case, independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of the Investment Adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board. Such determination of fair values involves subjective judgments and estimates.

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

(4)	the audit committee of the Board reviews the preliminary valuation of the Investment Adviser and that of the independent valuation firm, if any, and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and

(5)	the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm, if any, and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2018, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2018 and 2017, capitalized PIK income totaled $0.05 million and $0.04 million, respectively.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which amends FASB ASC 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under

Topic 230. For public business entities, the amendments were effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted ASU 2016-18 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

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

In May 2014, the FASB issued ASC 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an ASU, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has adopted ASC 606 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

RESULTS OF OPERATIONS

Results comparisons are for the three months ended March 31, 2018 and 2017:

Investment Income

For the three months ended March 31, 2018 and 2017, gross investment income totaled $39.0 million and $34.4 million, respectively. The increase in gross investment income for the year over year three month periods was primarily due to growth of the income producing investment portfolio and increased portfolio yield.

Expenses

Expenses totaled $20.1 million and $18.1 million, respectively, for the three months ended March 31, 2018 and 2017, of which $11.2 million and $10.8 million, respectively, were base management fees and performance-based incentive fees and $5.9 million and $5.7 million, respectively, were interest and other credit facility expenses (inclusive of $0.5 million of costs related to the issuance of the 2022 Unsecured Notes during the three months ended March 31, 2017). Administrative services and other general and administrative expenses totaled $3.0 million and $1.6 million, respectively, for the three months ended March 31, 2018 and 2017. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the three months ended March 31, 2018 versus the three months ended March 31, 2017 was primarily due to higher performance-based incentive fees resulting from higher income, higher interest expense resulting from an increase in borrowings to support a larger income producing investment portfolio, as well as an increase in general and administrative expenses.

Net Investment Income

The Company’s net investment income totaled $18.9 million and $16.3 million, or $0.45 and $0.39, per average share, respectively, for the three months ended March 31, 2018 and 2017.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $142 million and $85 million, respectively, for the three months ended March 31, 2018 and 2017. Net realized gains over the same periods were $0.4 million and $0.6 million, respectively. Net realized gains for the three months ended March 31, 2018 and March 31, 2017 were related to the sale of select assets.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2018 and 2017, net change in unrealized gain on the Company’s assets and liabilities totaled $0.8 million and $0.3 million, respectively. Net unrealized gain for the three months ended March 31, 2018 is primarily due to appreciation in the value of our investments in Rug Doctor, Rapid Micro Biosystems, Inc., Aegis Toxicology Sciences Corporation and Vapotherm, Inc., among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Crystal Financial LLC, Achaogen, Inc. and Kore Wireless Group, Inc., among others. Net unrealized gain for the three months ended March 31, 2017 is primarily due to appreciation in the value of our investments in Crystal Financial LLC, Breathe Technologies, Inc. and Tierpoint, LLC, among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Aegis Toxicology Sciences Corporation, Rug Doctor and Direct Buy Inc. among others.

Net Increase in Net Assets From Operations

For the three months ended March 31, 2018 and 2017, the Company had a net increase in net assets resulting from operations of $20.0 million and $17.2 million, respectively. For the same periods, earnings per average share were $0.47 and $0.41, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in September 2021, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of March 31, 2018, we had a total of $145.5 million of unused borrowing capacity under the Credit Facility, subject to borrowing base limits.

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

On November 22, 2017, we issued $75 million in aggregate principal amount of publicly registered 2023 Unsecured Notes for net proceeds of $73.8 million. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and June 20, at a rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes mature on January 20, 2023.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $140 million in cash equivalents as of March 31, 2018.

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

Revolving & Term Loan Facility

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505 million of revolving credit and $50 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its two non- extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110 million to $395 million. At March 31, 2018, outstanding USD equivalent borrowings under the Credit Facility totaled $299.5 million, composed of $249.5 million of revolving credit and $50 million of term loans.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At March 31, 2018, the Company was in compliance with all financial and operational covenants required by our debt facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of March 31, 2018:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility (1)	$249.5	$—	$—	$249.5	$—
Unsecured senior notes	246.0	—	—	246.0	—
Term Loans	50.0	—	—	50.0	—

(1)	As of March 31, 2018, we had a total of $145.5 million of unused borrowing capacity under our revolving credit facility, subject to borrowing base limits.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2018 (through March 31, 2018)	$249,500	$1,232	—		N/A
Fiscal 2017	245,600	1,225	—		N/A
Fiscal 2016	115,200	990	—		N/A
Fiscal 2015	207,900	1,459	—		N/A
Fiscal 2014	—	—	—		N/A
Fiscal 2013	—	—	—		N/A
Fiscal 2012	264,452	1,510	—		N/A
Fiscal 2011	201,355	3,757	—		N/A
Fiscal 2010	400,000	2,668	—		N/A
Fiscal 2009	88,114	8,920	—		N/A
2022 Unsecured Notes
Fiscal 2018 (through March 31, 2018)	$150,000	$741	—		N/A
Fiscal 2017	150,000	748	—		N/A
Fiscal 2016	50,000	430	—		N/A
2022 Tranche C Notes
Fiscal 2018 (through March 31, 2018)	$21,000	$104	—		N/A
Fiscal 2017	21,000	105	—		N/A
2023 Unsecured Notes
Fiscal 2018 (through March 31, 2018)	$75,000	$370	—		N/A
Fiscal 2017	75,000	374	—		N/A
2042 Unsecured Notes
Fiscal 2017	$—	$—	—	$	N/A
Fiscal 2016	100,000	859	—		1,002
Fiscal 2015	100,000	702	—		982
Fiscal 2014	100,000	2,294	—		943
Fiscal 2013	100,000	2,411	—		934
Fiscal 2012	100,000	571	—		923
Senior Secured Notes
Fiscal 2017	$—	$—	—		N/A
Fiscal 2016	75,000	645	—		N/A
Fiscal 2015	75,000	527	—		N/A
Fiscal 2014	75,000	1,721	—		N/A
Fiscal 2013	75,000	1,808	—		N/A
Fiscal 2012	75,000	428	—		N/A
Term Loans
Fiscal 2018 (through March 31, 2018)	$50,000	$247	—		N/A
Fiscal 2017	50,000	250	—		N/A
Fiscal 2016	50,000	430	—		N/A
Fiscal 2015	50,000	351	—		N/A
Fiscal 2014	50,000	1,147	—		N/A
Fiscal 2013	50,000	1,206	—		N/A
Fiscal 2012	50,000	285	—		N/A
Fiscal 2011	35,000	653	—		N/A
Fiscal 2010	35,000	233	—		N/A

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Total Senior Securities
Fiscal 2018 (through March 31, 2018)	$545,500	$2,694	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of March 31, 2018, asset coverage was 269.4%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable except for the 2042 Unsecured Notes which were publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2018, 2017, 2016, 2015, 2014, 2013 and 2012 periods was N/A, N/A, $101,360, $100,175, $98,196, $94,301, $93,392, and $92,302, respectively.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2018 and December 31, 2016, respectively:

	March 31, 2018	December 31, 2017
Crystal Financial LLC*	$44.3	$44.3
Breathe Technologies, Inc.	8.0	—
Corindus Vascular Robotics, Inc	6.2	—
Delphinus Medical Technologies, Inc.	3.7	3.7
MRI Software LLC	1.8	2.3
Datto, Inc	1.7	1.7
Radiology Partners, Inc	1.1	0.9
CardioFocus, Inc	1.0	1.0
South Texas Oilfield Services, LLC	0.9	—
Alera Group Intermediate Holdings, Inc.	—	3.9
Accentcare, Inc.	—	3.4
WJV658, LLC	—	0.8

Total Commitments	$68.7	$62.0

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

As of March 31, 2018 and December 31, 2017, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to SSLP, SSLP II and LSJV, all disclosed in the notes to the Consolidated Financial Statements.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2018
May 7, 2018	June 21, 2018	July 3, 2018	$0.41
November 2, 2017	March 22, 2018	April 3, 2018	0.41

Total 2018			$0.82

Fiscal 2017
November 2, 2017	December 21, 2017	January 4, 2018	$0.40
August 1, 2017	September 21, 2017	October 3, 2017	0.40
May 2, 2017	June 22, 2017	July 5, 2017	0.40
February 22, 2017	March 23, 2017	April 4, 2017	0.40

Total 2017			$1.60

Fiscal 2016
November 2, 2016	December 15, 2016	January 4, 2017	$0.40
August 2, 2016	September 22, 2016	October 4, 2016	0.40
May 3, 2016	June 23, 2016	July 1, 2016	0.40
February 24, 2016	March 24, 2016	April 1, 2016	0.40

Total 2016			$1.60

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2018, certain of the investments in our portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has a revolving credit facility that is generally based on floating LIBOR. Assuming no changes to our balance sheet as of March 31, 2018 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would reduce our net investment income by two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2018 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately eight cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2018, we have no interest rate hedging instruments outstanding.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	($0.02)	$0.08

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the March 14, 2018 filing of our Registration Statement on Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form N-2 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023(14)

4.4	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Senior Secured Credit Agreement by and between the Registrant, Citibank, N.A., as administrative agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and SunTrust Bank, as documentation agent(9)

10.3	Form of Amendment No. 1 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(5)

10.4	Form of Amendment No. 2 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(10)

10.5	Second Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(13)

10.6	Form of Custodian Agreement(7)

10.7	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(6)

10.8	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.9	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.10	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.11	Form of Registration Rights Agreement(4)

10.12	Form of Subscription Agreement(4)

10.13	Form of Amended and Restated Limited Liability Company Agreement, dated as of October 15, 2015, between Solar Capital Ltd., Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(8)

10.14	Form of Senior Secured Unitranche Loan Program II LLC Amended and Restated Limited Liability Company Agreement, dated as of August 5, 2016, by and between Solar Capital Ltd. and WFI Loanco, LLC(11)

Exhibit Number	Description

10.15	Form of Solar Life Science Program LLC Limited Liability Company Agreement, dated as of February 22, 2017, by and between Solar Capital Ltd., Solar Senior Capital Ltd. and Deerfield Solar Holdings LLC(12)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.
(6)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
(7)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 3, 2015.
(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on July 6, 2012.
(10)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 2, 2016.
(11)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on August 11, 2016.
(12)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on May 2, 2017.
(13)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 2, 2017.
(14)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2018.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)