Form 10-Q
period 2018-06-30
Solar Capital Ltd.
filed 2018-08-06
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2018

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 2, 2018 was 42,260,826.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Statements of Assets and Liabilities as of June 30, 2018 (unaudited) and December 31, 2017	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2018 (unaudited) and the three and six months ended June 30, 2017 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the six months ended June 30, 2018 (unaudited) and the year ended December 31, 2017	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2018 (unaudited) and the six months ended June 30, 2017 (unaudited)	6

	Consolidated Schedule of Investments as of June 30, 2018 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2017	16

	Notes to Consolidated Financial Statements (unaudited)	24

	Report of Independent Registered Public Accounting Firm	52

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	81

Item 4.	Controls and Procedures	81

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	82

Item 1A.	Risk Factors	82

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82

Item 3.	Defaults Upon Senior Securities	82

Item 4.	Mine Safety Disclosures	82

Item 5.	Other Information	82

Item 6.	Exhibits	82

	Signatures	85

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Investments at fair value:
Companies less than 5% owned (cost: $740,438 and $835,041, respectively)	$739,338	$834,410
Companies more than 25% owned (cost: $644,152 and $609,226, respectively)	663,414	626,760
Cash	9,157	5,963
Cash equivalents (cost: $214,756 and $144,826, respectively)	214,756	144,826
Receivable for investments sold	4,772	6,160
Dividends receivable	12,772	15,013
Interest receivable	5,706	7,336
Other receivable	59	58
Prepaid expenses and other assets	809	1,039

Total assets	$1,650,783	$1,641,565

Liabilities
Revolving credit facility (see notes 6 and 8)	$177,600	$245,600
Unsecured senior notes due 2022 (see notes 6 and 8)	150,000	150,000
Unsecured tranche c senior notes due 2022 ($21,000 and $21,000 face amounts, respectively, reported net of unamortized debt issuance costs of $288 and $316, respectively. See note 8)	20,712	20,684
Unsecured senior notes due 2023 ($75,000 and $75,000 face amounts, respectively, reported net of unamortized debt issuance costs of $1,654 and $1,813, respectively. See note 8)	73,346	73,187
Term loans (see notes 6 and 8)	50,000	50,000
Payable for investments and cash equivalents purchased	215,572	145,118
Distributions payable	17,327	16,904
Management fee payable (see note 3)	6,413	7,373
Performance-based incentive fee payable (see note 3)	4,791	4,660
Interest payable (see note 8)	3,217	2,485
Administrative services expense payable (see note 3)	1,664	2,756
Other liabilities and accrued expenses	3,352	1,193

Total liabilities	$723,994	$719,960

Commitments and contingencies (see notes 11, 12, 13 and 14)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,260,826 shares issued and outstanding, respectively	$423	$423
Paid-in capital in excess of par	991,340	991,340
Distributions in excess of net investment income	(9,951)	(13,319)
Accumulated net realized loss	(73,185)	(73,742)
Net unrealized appreciation	18,162	16,903

Total net assets	$926,789	$921,605

Net Asset Value Per Share	$21.93	$21.81

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$24,664	$21,599	$48,845	$43,417
Companies more than 25% owned	673	308	958	642
Dividends:
Companies less than 5% owned	4	6	10	16
Companies more than 25% owned	12,828	11,676	27,191	23,354
Other income:
Companies less than 5% owned	956	237	1,018	729
Companies more than 25% owned	63	62	126	122

Total investment income	39,188	33,888	78,148	68,280

EXPENSES:
Management fees (see note 3)	$6,413	$6,567	$12,886	$13,286
Performance-based incentive fees (see note 3)	4,791	3,983	9,505	8,066
Interest and other credit facility expenses (see note 8)	6,092	4,957	12,001	10,626
Administrative services expense (see note 3)	1,406	1,313	2,692	2,648
Other general and administrative expenses	1,321	989	3,042	1,245

Total expenses	20,023	17,809	40,126	35,871

Net investment income	$19,165	$16,079	$38,022	$32,409

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$190	$(90)	$387	$498
Companies 5% to 25% owned	—	(4)	175	(19)
Companies more than 25% owned	—	—	(5)	—

Net realized gain (loss) on investments and cash equivalents	190	(94)	557	479
Net realized loss on foreign currencies	—	—	—	(1)

Net realized gain (loss)	190	(94)	557	478

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(3,116)	4,441	(468)	5,263
Companies 5% to 25% owned	—	—	—	(777)
Companies more than 25% owned	3,551	(1,643)	1,727	(1,432)

Net change in unrealized gain	435	2,798	1,259	3,054

Net realized and unrealized gain on investments, cash equivalents and foreign currencies	625	2,704	1,816	3,532

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$19,790	$18,783	$39,838	$35,941

EARNINGS PER SHARE (see note 5)	$0.47	$0.44	$0.94	$0.85

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Six months ended June 30, 2018 (unaudited)	Year ended December 31, 2017
Increase in net assets resulting from operations:
Net investment income	$38,022	$68,363
Net realized gain (loss)	557	(12,015)
Net change in unrealized gain	1,259	14,082

Net increase in net assets resulting from operations	39,838	70,430

Distributions to stockholders:
From net investment income	(34,654)	(67,612)

Capital transactions (see note 16):
Reinvestment of distributions	—	280

Net increase in net assets resulting from capital transactions	—	280

Total increase in net assets	5,184	3,098
Net assets at beginning of period	921,605	918,507

Net assets at end of period(1)	$926,789	$921,605

Capital stock activity (see note 16):
Common stock issued from reinvestment of distributions	—	12,301

Net increase from capital stock activity	—	12,301

(1)	Includes overdistributed net investment income of ($9,951) and ($13,319), respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$39,838	$35,941
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(557)	(479)
Net realized (gain) loss on foreign currencies	—	1
Net change in unrealized (gain) loss on investments and cash equivalents	(1,259)	(3,054)
(Increase) decrease in operating assets:
Purchase of investments	(284,006)	(123,405)
Proceeds from disposition of investments	343,568	212,275
Capitalization of payment-in-kind interest	(91)	(101)
Collections of payment-in-kind interest	763	173
Receivable for investments sold	1,388	5,970
Interest receivable	1,630	1,538
Dividends receivable	2,241	(643)
Other receivable	(1)	(4)
Prepaid expenses and other assets	230	(277)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	70,454	89,684
Management fee payable	(960)	(303)
Performance-based incentive fee payable	131	(429)
Administrative services expense payable	(1,092)	(1,733)
Interest payable	732	(352)
Other liabilities and accrued expenses	2,159	(204)

Net Cash Provided by Operating Activities	175,168	214,598

Cash Flows from Financing Activities:
Cash distributions paid	(34,231)	(33,519)
Proceeds from issuance of unsecured debt	—	100,000
Deferred financing costs	187	55
Proceeds from secured borrowings	270,700	224,200
Repayment of secured borrowings	(338,700)	(414,400)

Net Cash Used in Financing Activities	(102,044)	(123,664)

NET INCREASE IN CASH AND CASH EQUIVALENTS	73,124	90,934
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	150,789	312,046

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$223,913	$402,980

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,269	$10,978

Non-cash financing activities consist of the reinvestment of distributions of $0 and $280 for the six months ended June 30, 2018 and 2017, respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(9)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 69.8%
Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation (10)	Health Care Providers & Services	L+550	1.00%	7.87%	5/7/2018	5/9/2025	$26,000	$25,551	$25,610
American Teleconferencing Services, Ltd. (PGI) (10)	Communications Equipment	L+650	1.00%	8.86%	5/5/2016	12/8/2021	21,033	20,627	20,612
Amerilife Group, LLC (10)	Insurance	L+875	1.00%	10.84%	7/9/2015	1/10/2023	15,000	14,793	15,000
Bishop Lifting Products, Inc. (7)(10)	Trading Companies & Distributors	L+800	1.00%	10.09%	3/24/2014	3/27/2022	25,000	24,872	24,063
Datto, Inc. (10)	IT Services	L+800	1.00%	10.05%	12/6/2017	12/7/2022	25,000	24,545	25,000
Empower Payments Acquisition, Inc. (RevSpring) (10)	Professional Services	L+450	1.00%	6.83%	1/26/2018	11/30/2023	10,556	10,556	10,556
Falmouth Group Holdings Corp. (AMPAC) (10)	Chemicals	L+675	1.00%	8.92%	12/7/2015	12/14/2021	9,298	9,269	9,298
Global Tel*Link Corporation	Communications Equipment	L+400	1.25%	6.33%	11/6/2015	5/23/2020	7,109	6,313	7,148
Global Tel*Link Corporation	Communications Equipment	L+825	1.25%	10.58%	5/21/2013	11/23/2020	18,500	18,346	18,569
Greystone Select Holdings LLC & Greystone & Co., Inc. (10)	Thrifts & Mortgage Finance	L+800	1.00%	10.32%	3/29/2017	4/17/2024	20,000	19,826	20,000
IHS Intermediate, Inc. (10)	Health Care Providers & Services	L+825	1.00%	10.61%	6/19/2015	7/20/2022	25,000	24,671	24,500
K2 Pure Solutions NoCal, L.P. (10)	Chemicals	L+900	1.00%	10.98%	8/19/2013	2/19/2021	7,475	7,409	7,475
Kore Wireless Group, Inc. (10)	Wireless Telecommunication Services	L+825	1.00%	10.58%	9/12/2014	3/12/2021	55,500	54,953	54,113
MRI Software LLC (10)	Software	L+550	1.00%	7.56%	6/7/2017	6/30/2023	13,669	13,546	13,532
On Location Events, LLC & PrimeSport Holdings Inc. (10)	Media	L+550	1.00%	7.83%	12/7/2017	9/29/2021	14,760	14,600	14,650
PhyMed Management LLC (10)	Health Care Providers & Services	L+875	1.00%	11.07%	12/18/2015	5/18/2021	32,321	31,543	31,675
PSKW, LLC & PDR, LLC (10)	Health Care Providers & Services	L+827	1.00%	10.60%	10/24/2017	11/25/2021	3,386	3,320	3,352
Radiology Partners, Inc. (10)	Health Care Providers & Services	L+575	1.00%	9.75%	11/28/2017	12/4/2023	11,373	11,269	11,601
Rug Doctor LLC (3)(10)	Diversified Consumer Services	L+975	1.50%	12.18%	12/23/2013	10/31/2019	9,111	9,065	9,111
Salient Partners, L.P. (10)	Asset Management	L+850	1.00%	10.59%	6/10/2015	6/9/2021	13,380	13,232	13,380
Solara Medical Supplies, Inc. (10)	Health Care Providers & Services	L+600	1.00%	8.31%	5/31/2018	5/31/2023	1,581	1,557	1,557
Southern Auto Finance Company (5)(10)	Consumer Finance	—	—	11.15%	10/19/2011	12/4/2019	25,000	24,880	25,000
The Octave Music Group, Inc. (fka TouchTunes) (10)	Media	L+825	1.00%	10.25%	5/28/2015	5/27/2022	14,000	13,866	14,000
Varilease Finance, Inc. (10)	Multi-Sector Holdings	L+825	1.00%	10.56%	8/22/2014	8/24/2020	43,000	42,662	43,000

Total Bank Debt/Senior Secured Loans								$441,271	$442,802

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(9)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Life Science Senior Secured Loans
Alimera Sciences, Inc. (10)	Pharmaceuticals	L+765	—	9.65%	1/5/2018	7/1/2022	$25,000	$24,893	$24,875
Ardelyx, Inc. (10)	Pharmaceuticals	L+745	—	9.45%	5/10/2018	11/1/2022	24,500	24,231	24,185
aTyr Pharma, Inc. (10)	Pharmaceuticals	P+410	—	8.85%	11/18/2016	11/18/2020	9,667	9,808	9,812
Axcella Health Inc. (10)	Pharmaceuticals	L+850	—	10.48%	1/9/2018	1/9/2022	21,000	21,107	21,105
Breathe Technologies, Inc. (10)	Health Care Equipment & Supplies	L+850	—	10.48%	1/5/2018	1/5/2022	22,000	22,146	22,000
CardioDx, Inc. (10)	Health Care Providers & Services	P+670	—	11.70%	6/18/2015	4/1/2019	2,500	3,134	2,950
Cardiva Medical, Inc. (10)	Health Care Equipment & Supplies	L+865	0.63%	10.63%	2/2/2017	2/2/2021	9,000	9,235	9,180
Cianna Medical, Inc. (10)	Health Care Equipment & Supplies	L+900	—	10.98%	9/28/2016	9/28/2020	9,000	9,199	9,180
Claret Medical, Inc. (10)	Health Care Equipment & Supplies	P+450	—	9.50%	11/22/2017	10/1/2020	5,000	5,017	5,025
Corindus Vascular Robotics, Inc. (10)	Health Care Equipment & Supplies	L+725	—	9.23%	3/9/2018	3/1/2022	6,783	6,726	6,715
Delphinus Medical Technologies, Inc. (10)	Health Care Equipment & Supplies	L+850	—	10.50%	8/18/2017	9/1/2021	3,750	3,699	3,750
Lumeris Solutions Company, LLC (10)	Health Care Technology	L+860	0.25%	10.60%	3/22/2017	2/1/2020	16,000	16,323	16,320
Nabsys 2.0 LLC (10)	Life Sciences Tools & Services	—	—	8.90%	4/22/2016	10/13/2018	921	1,555	1,473
PQ Bypass, Inc. (10)	Health Care Equipment & Supplies	L+885	1.00%	10.83%	4/21/2016	4/21/2020	5,000	5,052	4,975
Restoration Robotics, Inc. (10)	Health Care Equipment & Supplies	L+795	—	9.95%	5/10/2018	5/1/2022	9,000	8,818	8,799
scPharmaceuticals, Inc. (10)	Pharmaceuticals	L+845	—	10.45%	5/23/2017	5/1/2021	5,000	4,977	5,025
Scynexis, Inc. (10)	Pharmaceuticals	L+849	—	10.49%	9/30/2016	9/30/2020	15,000	15,186	15,075
SentreHeart, Inc. (10)	Health Care Equipment & Supplies	L+885	—	10.83%	11/15/2016	11/15/2020	10,000	10,048	10,050
Sunesis Pharmaceuticals, Inc. (10)	Pharmaceuticals	L+854	—	10.54%	3/31/2016	4/1/2020	3,750	3,799	3,769
Total Life Science Senior Secured Loans								$204,953	$204,263

Total Senior Secured Loans								$646,224	$647,065

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2018

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing —29.1%
Althoff Crane Service, Inc. (10)(12)	Commercial Services & Supplies	10.55%	7/31/2017	6/8/2022	$1,460	$1,460	$1,496
BB578, LLC (10)(12)	Media	10.00%	7/31/2017	11/1/2021	737	737	755
Beverly Hills Limo and Corporate Coach, Inc. (10)(12)	Road & Rail	10.57%	3/19/2018	9/9/2019	516	548	525
Blackhawk Mining, LLC (10)(12)	Oil, Gas & Consumable Fuels	11.34%	2/16/2018	3/1/2022	3,525	3,276	3,525
Capital City Jet Center, Inc. (10)(12)	Airlines	10.00%	4/4/2018	4/4/2023	2,345	2,345	2,345
Central Freight Lines, Inc. (10)(12)	Road & Rail	7.16%	7/31/2017	1/14/2024	1,847	1,847	1,847
Cfactor Leasing Corp. & CZM USA, Corp. (10)(12)	Machinery	12.00-14.11%	7/31/2017	5/31/2019-6/28/2022	3,727	3,707	3,764
Champion Air, LLC (10)(12)	Airlines	10.00%	3/19/2018	1/1/2019	3,459	3,437	3,438
Delicate Productions, Inc. (10)(12)	Commercial Services & Supplies	13.30%	5/3/2018	5/15/2022	1,788	1,765	1,788
Equipment Operating Leases, LLC (3)(10)(14)	Multi-Sector Holdings	8.37%	4/27/2018	4/27/2025	24,298	24,298	24,298
Family First Freight, LLC (10)(12)	Road & Rail	9.29-11.52%	7/31/2017	7/2/2019-1/22/2022	794	794	798
Garda CL Technical Services, Inc. (10)(12)	Commercial Services & Supplies	8.12%	3/22/2018	5/16/2023	1,092	1,092	1,092
Georgia Jet, Inc. (10)(12)	Airlines	8.00%	12/4/2017	12/4/2021	2,651	2,651	2,651
Globecomm Systems Inc. (10)(12)	Wireless Telecommunication Services	12.00%	5/10/2018	5/10/2021	1,844	1,844	1,844
Great Plains Gas Compression Holdings, LLC (10)(12)	Oil, Gas & Consumable Fuels	9.39%	3/19/2018	8/31/2018	7,301	7,298	7,244
Haljoe Coaches USA, LLC (10)(12)	Road & Rail	8.12-9.90%	7/31/2017	7/1/2022-11/17/2022	5,448	5,448	5,448
Hawkeye Contracting Company, LLC (10)(12)(13)	Oil, Gas & Consumable Fuels	10.00%	11/15/2017	11/15/2020	4,490	4,490	4,490
Interstate NDT, Inc. (10)(12)	Road & Rail	11.32%	6/11/2018	7/1/2023	1,250	1,250	1,250
Knight Transfer Services, Inc. & Dumpstr Xpress, Inc. (10)(12)	Commercial Services & Supplies	12.05-12.76%	7/31/2017	4/11/2020-4/30/2020	690	690	692
Kool Pak, LLC (10)(12)	Road & Rail	8.58%	2/5/2018	3/1/2024	784	784	784
Logicorp Enterprises, LLC (10)(12)	Road & Rail	12.18%	7/31/2017	2/3/2021	3,346	3,346	3,429

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2018

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Marcal Manufacturing, LLC dba Soundview Paper Company, LLC (10)(12)	Paper & Forest Products	12.91-12.98%	7/31/2017	7/30/2022-10/25/2022	1,505	1,505	1,543
Meridian Consulting I Corp, Inc. (10)(12)	Hotels, Restaurants & Leisure	10.72%	7/31/2017	12/4/2021	2,265	2,265	2,310
Mountain Air Helicopters, Inc. (10)(12)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022	1,798	1,798	1,824
OKK Equipment, LLC (10)(12)	Commercial Services & Supplies	10.15%	7/31/2017	8/27/2023	662	662	650
Reston Limousine & Travel Service, Inc. (10)(12)	Road & Rail	11.82%	9/13/2017	10/1/2021	1,666	1,688	1,668
Rossco Crane & Rigging, Inc. (10)(12)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	898	898	897
Royal Coach Lines, Inc. (10)(12)	Road & Rail	10.37%	7/31/2017	8/28/2018	135	135	135
RVR Air Charter, LLC & RVR Aviation, LLC (10)(12)	Airlines	12.00%	7/31/2017	1/1/2022	1,445	1,445	1,459
Santek Environmental, LLC (10)(12)	Commercial Services & Supplies	10.00%	7/31/2017	3/1/2021	129	129	129
Santek Environmental of Alabama, LLC (10)(12)	Commercial Services & Supplies	8.95-10.00%	7/31/2017	12/18/2020-11/29/2021	219	219	218
Sidelines Tree Service LLC (10)(12)	Diversified Consumer Services	10.31-10.52%	7/31/2017	8/1/2022-10/1/2022	478	480	484
South Texas Oilfield Solutions, LLC (10)(12)	Energy Equipment & Services	13.76%	3/29/2018	7/1/2023	1,957	1,957	1,957
Southern Nevada Oral & Maxillofacial Surgery, LLC (10)(12)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	1,464	1,464	1,486
Southwest Traders, Inc. (10)(12)	Road & Rail	9.13%	11/21/2017	11/1/2020	171	171	171
ST Coaches, LLC (10)(12)	Road & Rail	8.21-8.48%	7/31/2017	10/1/2022-7/1/2023	3,933	3,933	3,898
Star Coaches Inc. (10)(12)	Road & Rail	8.42%	3/9/2018	4/1/2025	4,011	4,011	4,011
Sturgeon Services International Inc. (10)(12)	Energy Equipment & Services	18.41%	7/31/2017	2/28/2022	1,987	1,987	1,958
Sun-Tech Leasing of Texas, L.P. (10)(12)	Road & Rail	8.68-8.83%	7/31/2017	6/25/2020-7/25/2021	528	528	520
Superior Transportation, Inc. (10)(12)	Road & Rail	9.77-10.26%	7/31/2017	4/23/2022-7/1/2023	4,738	4,738	4,743
The Smedley Company & Smedley Services, Inc. (10)(12)..	Commercial Services & Supplies	11.63%	7/31/2017	2/10/2024	2,972	2,972	3,053
Tornado Bus Company (10)(12)	Road & Rail	10.78%	7/31/2017	9/1/2021	2,447	2,447	2,482

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2018

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Up Trucking Services, LLC (10)(12)	Road & Rail	11.91%	3/23/2018	4/1/2022	2,492	2,538	2,492
Waste Services of Tennessee, LLC (10)(12)	Commercial Services & Supplies	8.95-10.15%	7/31/2017	2/7/2021-11/29/2021	881	881	876
Waste Services of Texas, LLC (10)(12)	Commercial Services & Supplies	8.95%	7/31/2017	12/6/2021	169	169	167
WJV658, LLC (10)(12)	Airlines	8.50%	7/31/2017	7/1/2022	8,174	8,174	8,108
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc.(10)(12).	Construction & Engineering	7.50%	7/31/2017	10/1/2022	3,398	3,398	3,360
					Shares/Units
NEF Holdings, LLC Equity Interests (3)(10)(11)	Multi-Sector Holdings		7/31/2017		200	145,000	145,600

Total Equipment Financing						$268,699	$269,702

Preferred Equity – 1.2%
SOAGG LLC (3)(5)(6)(10)	Aerospace & Defense	8.00%	12/14/2010	6/30/2020	3,298	$3,298	$3,588
SOINT, LLC (3)(5)(6)(10)	Aerospace & Defense	15.00%	6/8/2012	6/30/2020	67,897	6,790	7,446

Total Preferred Equity						$10,088	$11,034

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—51.2%
Ark Real Estate Partners LP (2)(3)(10)*	Diversified Real Estate Activities	3/12/2007	—	$527	$154
Ark Real Estate Partners II LP (2)(3)(10)*	Diversified Real Estate Activities	10/23/2012	—	12	4
aTyr Pharma, Inc. Warrants (10)*	Pharmaceuticals	11/18/2016	88,792	106	—
B Riley Financial Inc. (5)	Research & Consulting Services	3/16/2007	38,015	2,684	857
CardioDx, Inc. Warrants (10)*	Health Care Providers & Services	6/18/2015	3,986	129	—
CardioFocus, Inc. Warrants (10)*	Health Care Equipment & Supplies	3/31/2017	440,816	51	51
CAS Medical Systems, Inc. Warrants (10)*	Health Care Equipment & Supplies	6/30/2016	48,491	38	31
Cianna Medical, Inc. Warrants (10)*	Health Care Equipment & Supplies	9/28/2016	134,590	56	57
Claret Medical, Inc. Warrants (10)*	Health Care Equipment & Supplies	11/22/2017	367,737	42	50
Conventus Orthopaedics, Inc. Warrants (10)*	Health Care Equipment & Supplies	6/15/2016	157,500	65	50
Corindus Vascular Robotics, Inc. Warrants (5)(10)*	Health Care Equipment & Supplies	3/9/2018	79,855	40	11
Crystal Financial LLC (3)(5)(10)	Diversified Financial Services	12/28/2012	280,303	280,737	300,300
Delphinus Medical Technologies, Inc. Warrants (10)*	Health Care Equipment & Supplies	8/18/2017	380,904	74	73
Essence Group Holdings Corporation (Lumeris) Warrants (10)*	Health Care Technology	3/22/2017	208,000	63	177
PQ Bypass, Inc. Warrants (10)*	Health Care Equipment & Supplies	4/21/2016	176,471	70	44

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2018

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
RD Holdco Inc. (Rug Doctor) (3)(10)*	Diversified Consumer Services	12/23/2013	231,177	15,683	15,005
RD Holdco Inc. (Rug Doctor) Class B (3)(10)*	Diversified Consumer Services	12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)(10)*	Diversified Consumer Services	12/23/2013	30,370	381	41
Restoration Robotics, Inc. Warrants (10)*	Health Care Equipment & Supplies	5/10/2018	72,776	111	79
Scynexis, Inc. Warrants (10)*	Pharmaceuticals	9/30/2016	122,435	105	1
Senior Secured Unitranche Loan Program LLC (3)(5)	Asset Management	11/25/2015	—	100,093	99,273
Senior Secured Unitranche Loan Program II LLC (3)(5)	Asset Management	8/5/2016	—	53,052	53,378
SentreHeart, Inc. Warrants (10)*	Health Care Equipment & Supplies	11/15/2016	261,825	126	94
Sunesis Pharmaceuticals, Inc. Warrants (10)*	Pharmaceuticals	3/31/2016	104,001	118	5

Total Common Equity/Equity Interests/Warrants				$459,579	$474,951

Total Investments (8) — 151.3%				$1,384,590	$1,402,752

Description	Industry	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Cash Equivalents — 23.2%
U.S. Treasury Bill	Government	6/29/2018	7/26/2018	$215,000	$214,756	$214,756

Total Investments & Cash Equivalents —174.5%					$1,599,346	$1,617,508
Liabilities in Excess of Other Assets — (74.5%)						(690,719)

Net Assets — 100.0%						$926,789

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest in effect as of June 30, 2018.

(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a wholly-owned taxable subsidiary.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2018

(in thousands)

(3)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2018 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)		Change in Unrealized Gain (Loss)	Interest/Dividend /Other Income	Fair Value at June 30, 2018
Ark Real Estate Partners LP	$263	$—	$—	$(5	)†	$(109)	$—	$154
Ark Real Estate Partners II LP	6	—	—	—		(2)	—	4
AviatorCap SII, LLC I	10	—	10	—		—	—	—
Crystal Financial LLC	303,200	—	—	—		(2,900)	15,220	300,300
Equipment Operating Leases, LLC	—	24,519	221	—		—	369	24,298
NEF Holdings, LLC	145,500	—	—	—		100	5,000	145,600
RD Holdco Inc. (Rug Doctor, common equity)...	10,102	—	—	—		4,903	—	15,005
RD Holdco Inc. (Rug Doctor, class B)..	5,216	—	—	—		—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)..	35	—	—	—		6	—	41
Rug Doctor LLC	9,111	—	—	—		(46)	598	9,111
Senior Secured Unitranche Loan Program LLC (“SSLP”)	88,736	12,915	2,537	—		159	3,807	99,273
Senior Secured Unitranche Loan Program II LLC (“SSLP II”)	51,744	10,928	8,952	—		(342)	2,605	53,378
SOAGG LLC	4,537	—	849	—		(100)	148	3,588
SOINT, LLC (preferred equity)	8,300	—	912	—		58	528	7,446

	$626,760	$48,362	$13,481	$(5)		$1,727	$28,275	$663,414

(4)

Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2018 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)		Change in Unrealized Gain (Loss)	Interest/Dividend Income	Fair Value at June 30, 2018
DSW Group Holdings LLC	$—	$—	$—	$175	†	$—	$—	$—

(5)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2018

(in thousands)

in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2018, on a fair value basis, non-qualifying assets in the portfolio represented 29.4% of the total assets of the Company.
(6)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(7)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(8)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $12,720; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $23,181 and $10,461, respectively, based on a tax cost of $1,390,032. All of the Company’s investments are pledged as collateral against the borrowings outstanding on the revolving credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(9)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(10)	Level 3 investment valued using significant unobservable inputs.
(11)	NEF Holdings, LLC is held through NEFCORP LLC, a wholly-owned consolidated taxable subsidiary and NEFPASS LLC, a wholly-owned consolidated subsidiary.
(12)	Indicates an investment that is wholly held by Solar Capital Ltd. through NEFPASS LLC.
(13)	Hawkeye Contracting Company, LLC, Eagle Creek Mining, LLC & Falcon Ridge Leasing, LLC are co-borrowers.
(14)	Equipment Operating Leases, LLC is a subsidiary of NEF Holdings, LLC.
*	Non-income producing security.
†	Represents estimated change in receivable balance.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2018

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2018
Diversified Financial Services (Crystal Financial LLC)	21.4%
Multi-Sector Holdings (includes NEF Holdings, LLC and Equipment Operating Leases, LLC)	15.2%
Asset Management (includes SSLP and SSLP II)	11.8%
Pharmaceuticals	7.4%
Health Care Providers & Services	7.3%
Health Care Equipment & Supplies	5.7%
Wireless Telecommunication Services	4.0%
Communications Equipment	3.3%
Road & Rail	2.4%
Diversified Consumer Services	2.1%
Media	2.1%
Consumer Finance	1.8%
IT Services	1.8%
Trading Companies & Distributors.	1.7%
Thrifts & Mortgage Finance	1.4%
Airlines	1.3%
Chemicals	1.2%
Health Care Technology	1.2%
Oil, Gas & Consumable Fuels	1.1%
Insurance	1.1%
Software	1.0%
Commercial Services & Supplies	0.9%
Aerospace & Defense	0.8%
Professional Services	0.7%
Energy Equipment & Services	0.3%
Machinery	0.3%
Construction & Engineering	0.2%
Hotels, Restaurants & Leisure	0.2%
Paper & Forest Products	0.1%
Life Sciences Tools & Services	0.1%
Research & Consulting Services	0.1%
Diversified Real Estate Activities	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(9)		LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 83.5%
Bank Debt/Senior Secured Loans
AccentCare, Inc. (11)	Health Care Providers & Services	L+525		1.00%	6.94%	12/29/2017	3/3/2022	$2,580	$2,567	$2,567
AccentCare, Inc. (11)	Health Care Providers & Services	L+950		1.00%	11.01%	9/3/2015	9/3/2022	10,000	9,869	9,900
Aegis Toxicology Sciences Corporation (11)	Health Care Providers & Services	L+850		1.00%	10.17%	2/20/2014	8/24/2021	31,000	30,606	30,070
American Teleconferencing Services, Ltd. (PGI) (11)	Communications Equipment	L+650		1.00%	7.90%	5/5/2016	12/8/2021	21,627	21,127	21,303
Amerilife Group, LLC (11)	Insurance	L+875		1.00%	10.25%	7/9/2015	1/10/2023	15,000	14,775	14,887
Argo Turboserve Corporation & Argo Tech, LLC ††(11)	Air Freight & Logistics	L+1425	(10)	—	15.73%	5/2/2014	5/2/2018	6,660	6,235	6,660
AviatorCap SII, LLC I (3)(11)	Aerospace & Defense	—		—	12.00%	5/31/2011	1/31/2019	10	10	10
Bishop Lifting Products, Inc. (7)(11).	Trading Companies & Distributors	L+800		1.00%	9.57%	3/24/2014	3/27/2022	25,000	24,857	23,500
Datto, Inc. (11)	IT Services	L+800		1.00%	9.41%	12/6/2017	12/7/2022	25,000	24,505	24,500
DISA Holdings Acquisition Subsidiary Corp. (11)	Professional Services	L+850		1.00%	9.84%	12/9/2014	6/9/2021	51,476	51,008	51,476
Falmouth Group Holdings Corp. (AMPAC) (11)	Chemicals	L+675		1.00%	8.44%	12/7/2015	12/14/2021	9,298	9,265	9,298
Global Tel*Link Corporation	Communications Equipment	L+400		1.25%	5.69%	11/6/2015	5/23/2020	7,194	6,205	7,230
Global Tel*Link Corporation	Communications Equipment	L+825		1.25%	9.94%	5/21/2013	11/23/2020	18,500	18,317	18,540
Greystone Select Holdings LLC & Greystone & Co., Inc. (11)	Thrifts & Mortgage Finance	L+800		1.00%	9.40%	3/29/2017	4/17/2024	20,000	19,815	20,000
IHS Intermediate, Inc. (11).	Health Care Providers & Services	L+825		1.00%	9.62%	6/19/2015	7/20/2022	25,000	24,639	24,562
K2 Pure Solutions NoCal, L.P. (11)	Chemicals	L+900		1.00%	10.57%	8/19/2013	2/19/2021	7,475	7,398	7,400
Kore Wireless Group, Inc. (11)	Wireless Telecommunication Services	L+825		1.00%	9.94%	9/12/2014	3/12/2021	55,500	54,866	54,945
MRI Software LLC (11)	Software	L+625		1.00%	7.83%	6/7/2017	6/30/2023	16,352	16,197	16,271
On Location Events, LLC & PrimeSport Holdings Inc. (11)	Media	L+550		1.00%	7.04%	12/7/2017	9/29/2021	60,000	59,260	59,250
PhyMed Management LLC (11)	Health Care Providers & Services	L+875		1.00%	10.21%	12/18/2015	5/18/2021	32,321	31,430	31,271
PSKW, LLC & PDR, LLC (11)	Health Care Providers & Services	L+826		1.00%	9.95%	10/24/2017	11/25/2021	3,461	3,394	3,392
Radiology Partners, Inc. (11)	Health Care Providers & Services	L+575		1.00%	7.44%	11/28/2017	12/4/2023	9,122	9,032	9,031
Rug Doctor LLC (3)(11)	Diversified Consumer Services	L+975		1.50%	11.42%	12/23/2013	12/31/2018	9,111	9,019	9,111
Salient Partners, L.P. (11)	Asset Management	L+850		1.00%	9.85%	6/10/2015	6/9/2021	13,980	13,803	13,980
Southern Auto Finance Company (5)(11)	Consumer Finance	—		—	11.15%	10/19/2011	12/4/2018	25,000	24,905	25,000
The Octave Music Group, Inc. (fka TouchTunes) (11)	Media	L+825		1.00%	9.62%	5/28/2015	5/27/2022	14,000	13,852	14,000
Varilease Finance, Inc. (11)	Multi-Sector Holdings	L+825		1.00%	9.58%	8/22/2014	8/24/2020	48,000	47,548	48,000

Total Bank Debt/Senior Secured Loans									$554,504	$556,154

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
					Shares/Units
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

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date		Shares/Units	Cost	Fair Value
Cianna Medical, Inc. Warrants (11)*	Health Care Equipment & Supplies	9/28/2016		112,158	47	39
Claret Medical, Inc. Warrants (11)*	Health Care Equipment & Supplies	11/22/2017		367,737	42	42
Conventus Orthopaedics, Inc. Warrants (11)*	Health Care Equipment & Supplies	6/15/2016		157,500	65	43
Crystal Financial LLC (3)(5)(11)	Diversified Financial Services	12/28/2012		280,303	280,737	303,200
Delphinus Medical Technologies, Inc. Warrants (11)*	Health Care Equipment & Supplies	8/18/2017		380,904	74	66
Essence Group Holdings Corporation (Lumeris) Warrants (11)*	Health Care Technology	3/22/2017		208,000	63	155
PQ Bypass, Inc. Warrants (11)*	Health Care Equipment & Supplies	4/21/2016		176,471	70	38
RD Holdco Inc. (Rug Doctor) (3)(11)*	Diversified Consumer Services	12/23/2013		231,177	15,683	10,102
RD Holdco Inc. (Rug Doctor) Class B (3)(11)*	Diversified Consumer Services	12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)(11)*	Diversified Consumer Services	12/23/2013		30,370	381	35
Scynexis, Inc. Warrants (11)*	Pharmaceuticals	9/30/2016		122,435	105	3
Senior Secured Unitranche Loan Program LLC (3)(5)(11).	Asset Management	11/25/2015		—	89,716	88,736
Senior Secured Unitranche Loan Program II LLC (3)(5)(11)	Asset Management	8/5/2016		—	51,076	51,744
SentreHeart, Inc. Warrants (11)*	Health Care Equipment & Supplies	11/15/2016		261,825	126	79
Sunesis Pharmaceuticals, Inc. Warrants (11)*	Pharmaceuticals	3/31/2016		104,001	118	78

Total Common Equity/Equity Interests/Warrants					$447,066	$460,649

Total Investments (8) — 158.6%					$1,444,267	$1,461,170

			Maturity Date	Par Amount
Cash Equivalents — 15.7%
U.S. Treasury Bill	Government	12/28/2017	2/8/2018	$145,000	$144,826	$144,826

					Cost	Fair Value
Total Investments & Cash Equivalents —174.3%					$1,589,093	$1,605,996
Liabilities in Excess of Other Assets — (74.3%)						(684,391)

Net Assets — 100.0%						$921,605

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

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)		Change in Unrealized Gain (Loss)	Interest/Dividend /Other Income	Fair Value at December 31, 2017
Ark Real Estate Partners LP	$336	$—	$—	$(6	)†	$(73)	$—	$263
Ark Real Estate Partners II LP	8	—	—	—		(2)	—	6
AviatorCap SII, LLC I	497	—	487	—		—	31	10
Crystal Financial LLC	305,000	—	—	—		(1,800)	31,600	303,200
NEF Holdings, LLC	—	145,000	—	—		500	5,898	145,500
RD Holdco Inc. (Rug Doctor, common equity)	13,574	—	—	—		(3,472)	—	10,102
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—		—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	168	—	—	—		(133)	—	35
Rug Doctor LLC	9,111	—	—	—		(92)	1,149	9,111
Senior Secured Unitranche Loan Program LLC (“SSLP”)	100,653	525	12,687	—		245	8,393	88,736
Senior Secured Unitranche Loan Program II LLC (“SSLP II”)	47,363	8,872	4,758	—		267	5,180	51,744
SOAGG LLC	5,806	—	1,476	—		207	394	4,537
SOINT, LLC	2,386	—	2,386	—		(6)	60	—
SOINT, LLC (preferred equity)	9,100	—	966	—		166	1,259	8,300

	$499,218	$154,397	$22,760	$(6)		$(4,193)	$53,964	$626,760

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

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend Income	Fair Value at December 31, 2017
Direct Buy Inc. (common equity)	$—	$—	$—	$—	$—	$—	$—
Direct Buy Inc. (senior secured loan)	777	333	11,439	(8,387)	7,734	—	—
DSW Group Holdings LLC	—	—	—	283 †	—	—	—

	$777	$333	$11,439	$(8,104)	$7,734	$—	$—

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

June 30, 2018

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

June 30, 2018

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

(in thousands, except share amounts)

(5)

the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm, if any, and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2018, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

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

(h)

In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in controlled investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

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

June 30, 2018

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and six months ended June 30, 2018 and 2017.

For the three and six months ended June 30, 2018, the Company recognized $6,413 and $12,886, respectively, in base management fees and $4,791 and $9,505, respectively, in performance-based incentive fees. For the three and six months ended June 30, 2017, the Company recognized $6,567 and $13,286, respectively, in base management fees and $3,983 and $8,066, respectively, in performance-based incentive fees.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

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

For the three and six months ended June 30, 2018, the Company recognized expenses under the Administration Agreement of $1,406 and $2,692, respectively. For the three and six months ended June 30, 2017, the Company recognized expenses under the Administration Agreement of $1,313 and $2,648, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2018 and 2017.

Note 4. Net Asset Value Per Share

At June 30, 2018, the Company’s total net assets and net asset value per share were $926,789 and $21.93, respectively. This compares to total net assets and net asset value per share at December 31, 2017 of $921,605 and $21.81, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$19,790	$18,783	$39,838	$35,941
Denominator—weighted average shares:	42,260,826	42,260,420	42,260,826	42,254,506
Earnings per share:	$0.47	$0.44	$0.94	$0.85

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2018 and December 31, 2017:

Fair Value Measurements

As of June 30, 2018

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$25,717	$621,348	$—	$647,065
Equipment Financing	—	—	269,702	—	269,702
Preferred Equity	—	—	11,034	—	11,034
Common Equity/Equity Interests/Warrants	857	—	321,443	152,651	474,951

Total Investments	$857	$25,717	$1,223,527	$152,651	$1,402,752

Liabilities:
Credit Facility and 2022 Unsecured Notes	$—	$—	$377,600	$—	$377,600

*

In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the six months ended June 30, 2018 and the year ended December 31, 2017 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2018 and December 31, 2017:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2017	$743,331	$218,583	$12,837	$319,481	$1,294,232
Total gains or losses included in earnings:
Net realized gain (loss)	407	—	—	—	407
Net change in unrealized gain (loss)	(652)	355	(43)	1,801	1,461
Purchase of investment securities	193,140	66,681	—	210	260,031
Proceeds from dispositions of investment securities.	(314,878)	(15,917)	(1,760)	(49)	(332,604)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, June 30, 2018	$621,348	$269,702	$11,034	$321,443	$1,223,527

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$642	$356	$(43)	$1,801	$2,756

During the six months ended June 30, 2018, there were no transfers in and out of Levels 1 and 2.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2018:

Credit Facility and 2022 Unsecured Notes	For the six months ended June 30, 2018
Beginning fair value	$445,600
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	270,700
Repayments	(338,700)
Transfers in/out of Level 3	—

Ending fair value	$377,600

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility and the 2022 Unsecured Notes, in accordance with ASC 825-10. On June 30, 2018, there were borrowings of $227,600 and $150,000, respectively, on the Credit Facility and the 2022 Unsecured Notes.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

(in thousands, except share amounts)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of June 30, 2018 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2018		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$621,348	Income Approach	Market Yield	6.8% –20.6% (11.1%)
Equipment Financing	Asset	$ $	124,102 145,600	Income Approach Market Approach	Market Yield Return on Equity	7.2% –18.9% (9.9%) 9.0%-9.0% (9.0%)
Preferred Equity	Asset		$11,034	Income Approach	Market Yield	6.3% –13.0% (10.9%)
Common Equity/Equity Interests/Warrants	Asset	$ $	21,143 300,300	Market Approach Market Approach	EBITDA Multiple Return on Equity	6.5x –7.1x (7.1x) 7.5% –12.6% (10.8%)
Credit Facility	Liability		$227,600	Income Approach	Market Yield	L+1.4% –L+4.8% (L+2.0%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	4.5% –4.9% (4.5%)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2017 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2017		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$743,331	Yield Analysis	Market Yield	7.6% –22.8% (11.2%)
Equipment Financing	Asset	$ $	73,083 145,500	Yield Analysis Enterprise Value	Market Yield Return on Equity	7.6% –39.1% (10.0%) 11.8%-11.8% (11.8%)
Preferred Equity	Asset		$12,837	Yield Analysis	Market Yield	6.2% –13.4% (10.9%)
Common Equity/Equity Interests/Warrants	Asset	$ $	16,281 303,200	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	5.5x –6.5x (6.3x) 7.3% –14.0% (14.0%)
Credit Facility	Liability		$295,600	Yield Analysis	Market Yield	L+1.4% –L+4.8% (L+2.0%)
2022 Unsecured Notes	Liability		$150,000	Yield Analysis	Market Yield	4.5% –4.9% (4.5%)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

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

As of June 30, 2018 and December 31, 2017, there were no open forward foreign currency contracts outstanding. The Company also had no derivatives designated as hedging instruments at June 30, 2018 and December 31, 2017.

Note 8. Debt

Unsecured Notes

On December 28, 2017, the Company closed a private offering of $21,000 of unsecured tranche c notes due 2022 (the “2022 Tranche C Notes”) with a fixed interest rate of 4.50% and a maturity date of December 28, 2022. Interest on the 2022 Tranche C Notes is due semi-annually on June 28 and December 28. The 2022 Tranche C Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

On November 22, 2017, we issued $75,000 in aggregate principal amount of publicly registered unsecured senior notes due 2023 (the “2023 Unsecured Notes”) for net proceeds of $73,846. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and July 20, at a rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes mature on January 20, 2023.

On February 15, 2017, the Company closed a private offering of $100,000 of additional 2022 Unsecured Notes with a fixed interest rate of 4.60% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act, as amended.

On November 8, 2016, the Company closed a private offering of $50,000 of the 2022 Unsecured Notes with a fixed interest rate of 4.40% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act, as amended.

Revolving and Term Loan Facility

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505,000 of revolving credit and $50,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

(in thousands, except share amounts)

September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its two non-extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110,000 to $395,000. On April 30, 2018, the revolving credit commitments under the Company’s Credit Facility were expanded by $50,000 from $395,000 to $445,000. At June 30, 2018, outstanding USD equivalent borrowings under the Credit Facility totaled $227,600, composed of $177,600 of revolving credit and $50,000 of term loans.

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

The average annualized interest cost for all borrowings for the six months ended June 30, 2018 and the year ended December 31, 2017 was 4.25% and 4.73%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the Tranche C Notes and the 2023 Unsecured Notes (collectively the “Credit Facilities”), if any. During the year ended December 31, 2017, the Company expensed $591 in conjunction with the February 2017 issue of 2022 Unsecured Notes. The maximum amounts borrowed on the Credit Facilities during the six months ended June 30, 2018 and the year ended December 31, 2017 were $592,600 and $606,600, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

(in thousands, except share amounts)

Note 9. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the six months ended June 30, 2018 and for the year ended December 31, 2017:

	Six months ended June 30, 2018 (unaudited)	Year ended December 31, 2017
Per Share Data: (a)
Net asset value, beginning of year	$21.81	$21.74

Net investment income	0.90	1.62
Net realized and unrealized gain	0.04	0.05

Net increase in net assets resulting from operations	0.94	1.67
Distributions to stockholders:
From net investment income	(0.82)	(1.60)

Net asset value, end of period	$21.93	$21.81

Per share market value, end of period	$20.44	$20.21
Total Return (b)	5.23%	4.47%
Net assets, end of period	$926,789	$921,605
Shares outstanding, end of period	42,260,826	42,260,826
Ratios to average net assets (c):
Net investment income	4.12%	7.43%

Operating expenses	3.05%	5.80%
Interest and other credit facility expenses	1.30%	2.35%*

Total expenses	4.35%	8.15%

Average debt outstanding	$536,733	$414,264
Portfolio turnover ratio	19.3%	24.9%

(a)	Calculated using the average shares outstanding method.
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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2018 (through June 30, 2018)	$177,600	$1,109	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2018 (through June 30, 2018)	150,000	937	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2018 (through June 30, 2018)	21,000	131	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2018 (through June 30, 2018)	75,000	468	—	N/A
Fiscal 2017	75,000	374	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2018 (through June 30, 2018)	50,000	312	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

(in thousands, except share amounts)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2014	$50,000	$1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
Total Senior Securities
Fiscal 2018 (through June 30, 2018)	473,600	2,957	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of June 30, 2018, asset coverage was 295.7%.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

(in thousands, except share amounts)

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

As of June 30, 2018 Crystal Financial LLC had 28 funded commitments to 24 different issuers with a total par value of approximately $402,342 on total assets of $474,762. As of December 31, 2017, Crystal Financial LLC had 27 funded commitments to 23 different issuers with a total par value of approximately $300,876 on total assets of $448,465. As of June 30, 2018 and December 31, 2017, the largest loan outstanding totaled $47,672 and $35,954, respectively. For the same periods, the average exposure per issuer was $16,764 and $13,082, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $195,697 and $176,454 of borrowings outstanding at June 30, 2018 and December 31, 2017, respectively. For the three months ended June 30, 2018 and 2017, Crystal Financial LLC had net income of $7,645 and $8,031, respectively, on gross income of $12,544 and $15,777, respectively. For the six months ended June 30, 2018 and 2017, Crystal Financial LLC had net income of $12,125 and $15,871, respectively, on gross income of $21,932 and $28,039, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 11. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of June 30, 2018 and December 31, 2017 is $66,807 and $62,044, respectively, comprised of the following:

	June 30, 2018	December 31, 2017
Crystal Financial LLC*	$44,263	$44,263
Breathe Technologies, Inc.	8,000	—
Corindus Vascular Robotics, Inc.	6,217	—
Delphinus Medical Technologies, Inc.	3,750	3,750
Datto, Inc.	1,683	1,683
MRI Software LLC	1,282	2,361
Radiology Partners, Inc.	1,078	878
Solara Medical Supplies, Inc.	534	—
Alera Group Intermediate Holdings, Inc.	—	3,885
Accentcare, Inc.	—	3,397
CardioFocus, Inc.	—	1,000
WJV658, LLC	—	827

Total Commitments	$66,807	$62,044

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

(in thousands, except share amounts)

As of June 30, 2018 and December 31, 2017, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to SSLP disclosed in Note 12, SSLP II disclosed in Note 13 and Solar Life Science Program LLC (“LSJV”) disclosed in Note 14.

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

On November 2, 2015, the Company assigned $125,000 of its $300,000 commitment to SSLP II, a Delaware limited liability company.

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200,000 senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $54,848 and $74,248 of borrowings outstanding as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company and Voya had contributed combined equity capital in the amount of $114,393 and $102,533, respectively. Of the $114,392 of contributed equity capital at June 30, 2018, the Company contributed $29,884 in the form of investments and $70,209 in the form of cash and Voya contributed $14,299 in the form of cash. As of June 30, 2018, the Company and Voya’s remaining commitments to SSLP totaled $74,907 and $10,701, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of June 30, 2018 and December 31, 2017, SSLP had total assets of $171,716 and $179,241, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 9 and 10 different

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

(in thousands, except share amounts)

borrowers, respectively. For the three months ended June 30, 2018 and June 30, 2017, SSLP invested $0 in 0 portfolio companies and $1,537 in 2 portfolio companies, respectively. Investments prepaid totaled $16,666 and $33,474 for the same periods, respectively. At June 30, 2018 and December 31, 2017, the weighted average yield of SSLP’s portfolio was 8.9% and 8.1%, respectively, measured at fair value and 9.1% and 8.1%, respectively, measured at cost.

SSLP Portfolio as of June 30, 2018

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	7.48%	12/30/22	$19,802	$19,639	$19,802
Alteon Health, LLC (fka Island Medical)	Health Care Providers & Services	L+550	1.00%	8.59%	9/1/22	12,022	11,923	11,421
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	7.34%	8/1/21	3,042	3,023	3,042
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	8.92%	12/14/21	31,695	31,390	31,695
On Location Events, LLC & PrimeSport Holdings Inc.(4)	Media	L+550	1.00%	7.83%	9/29/21	19,681	19,473	19,533
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	7.80%	7/5/22	23,895	23,632	23,895
PPT Management Holdings, LLC*	Health Care Providers & Services	L+600	1.00%	12.00%	12/16/22	11,850	11,752	10,665
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	6.58%	11/25/21	1,841	1,830	1,841
PSKW, LLC & PDR, LLC(4)	Health Care Providers & Services	L+827	1.00%	10.60%	11/25/21	22,250	21,963	22,027
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	10.25%	4/20/21	23,426	23,314	23,426

							$167,939	$167,347

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2018.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.
*	Investment is on non-accrual status.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

(in thousands, except share amounts)

Below is certain summarized financial information for SSLP as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017:

	June 30, 2018	December 31, 2017
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $167,939 and $174,828, respectively)	$167,347	$174,582
Cash and other assets	4,369	4,659

Total assets	$171,716	$179,241

Debt outstanding	$54,848	$74,248
Distributions payable	2,029	2,200
Interest payable and other credit facility related expenses	1,221	1,161
Accrued expenses and other payables	164	219

Total liabilities	$58,262	$77,828

Members’ equity	$113,454	$101,413

Total liabilities and members’ equity	$171,716	$179,241

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Selected Income Statement Information for SSLP:
Interest income	$3,434	$3,788	$7,372	$7,235

Service fees*	$28	$30	$57	$61
Interest and other credit facility expenses	1,222	905	2,476	1,686
Other general and administrative expenses	43	38	86	75

Total expenses	1,293	973	2,619	1,822

Net investment income	$2,141	$2,815	$4,753	$5,413

Realized gain on investments	3	127	3	127
Net change in unrealized gain (loss) on investments	522	248	(346)	222

Net realized and unrealized gain (loss) on investments	525	375	(343)	349

Net income	$2,666	$3,190	$4,410	$5,762

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

(in thousands, except share amounts)

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

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP II, as borrower entered into a $100,000 senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. There were $52,268 and $48,788 of borrowings outstanding as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company and WFI contributed combined equity capital in the amount of $65,781 and $63,331, respectively. Of the $65,781 of contributed equity capital at June 30, 2018, the Company contributed $43,498 in the form of investments and $9,554 in the form of cash and WFI contributed $12,729 in the form of cash. As of June 30, 2018, the Company and WFI’s remaining commitments to SSLP II totaled $21,971 and $5,271, respectively. The Company, along with WFI, controls the funding of SSLP II and SSLP II may not call the unfunded commitments without approval of both the Company and WFI.

As of June 30, 2018 and December 31, 2017, SSLP II had total assets of $131,253 and $124,736, respectively. For the same periods, SSLP II’s portfolio consisted of floating rate senior secured loans to 15 and 15 different borrowers, respectively. For the three months ended June 30, 2018 and June 30, 2017, SSLP II invested $16,220 in 3 portfolio companies and $12,265 in 5 portfolio companies, respectively. Investments prepaid totaled $9,434 and $11,173 for the same periods, respectively. At June 30, 2018 and December 31, 2017, the weighted average yield of SSLP II’s portfolio was 8.6% and 8.0%, respectively, measured at fair value and 9.0% and 8.3%, respectively, measured at cost.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

(in thousands, except share amounts)

SSLP II Portfolio as of June 30, 2018

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	7.48%	12/30/22	$9,300	$9,221	$9,300
Alteon Health, LLC (fka Island Medical)	Health Care Providers & Services	L+550	1.00%	8.59%	9/1/22	6,011	5,962	5,710
American Teleconferencing Services, Ltd. (PGI) (4)	Communications Equipment	L+650	1.00%	8.86%	12/8/21	13,477	12,532	13,208
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	7.34%	8/1/21	1,521	1,512	1,521
Atria Wealth Solutions, Inc.	Diversified Financial Services	L+600	1.00%	8.10%	11/30/22	10,435	10,330	10,330
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	8.92%	12/14/21	10,011	10,011	10,011
Global Holdings LLC & Payment Concepts LLC	Consumer Finance	L+650	1.00%	9.81%	5/5/22	9,050	8,903	9,050
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	7.84%	12/22/24	8,953	8,869	8,953
On Location Events, LLC & PrimeSport Holdings Inc.(4)	Media	L+550	1.00%	7.83%	9/29/21	9,840	9,737	9,767
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	7.80%	7/5/22	10,514	10,397	10,514
Polycom, Inc.	Communications Equipment	L+525	1.00%	7.34%	9/27/23	8,899	8,621	8,899
PPT Management Holdings, LLC*	Health Care Providers & Services	L+600	1.00%	12.00%	12/16/22	9,875	9,793	8,888
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	6.58%	11/25/21	736	736	736
PSKW, LLC & PDR, LLC(4)	Health Care Providers & Services	L+827	1.00%	10.60%	11/25/21	8,900	8,788	8,811
Solara Medical Supplies, Inc.(4)	Health Care Providers & Services	L+600	1.00%	8.31%	5/31/23	4,346	4,282	4,281
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	10.25%	4/20/21	8,087	7,970	8,087

							$127,664	$128,066

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

(in thousands, except share amounts)

(2)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2018.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.
*	Investment is on non-accrual status.

SSLP II Portfolio as of December 31, 2017 (audited)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+525	1.00%	6.94%	3/3/22	$7,863	$7,829	$7,824
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.85%	12/30/22	6,418	6,361	6,386
American Teleconferencing Services, Ltd. (PGI) (4)	Communications Equipment	L+650	1.00%	7.90%	12/8/21	13,858	12,770	13,650
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.42%	8/1/21	1,563	1,551	1,563
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	7.19%	11/30/23	6,868	6,748	6,868
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	8.44%	12/14/21	10,011	10,011	10,011
Global Holdings LLC & Payment Concepts LLC	Consumer Finance	L+650	1.00%	7.99%	5/5/22	9,341	9,173	9,341
Island Medical Management Holdings, LLC	Health Care Providers & Services	L+550	1.00%	7.00%	9/1/22	6,854	6,793	6,649
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	7.28%	12/22/24	9,000	8,910	8,910
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.84%	7/5/22	10,223	10,098	10,171
PetVet Care Centers, LLC	Health Care Facilities	L+600	1.00%	7.35%	6/8/23	3,444	3,412	3,478
Polycom, Inc.	Communications Equipment	L+525	1.00%	6.72%	9/27/23	9,449	9,130	9,546
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	9.50%	12/16/22	9,900	9,818	9,504

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

(in thousands, except share amounts)

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

Below is certain summarized financial information for SSLP II as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017:

	June 30, 2018	December 31, 2017
Selected Balance Sheet Information for SSLP II:
Investments at fair value (cost $127,664 and $120,132, respectively)	$128,066	$121,376
Cash and other assets	3,187	3,360

Total assets	$131,253	$124,736

Debt outstanding	$52,268	$48,788
Payable for investments purchased	10,330	9,281
Distributions payable	1,457	1,638
Interest payable and other credit facility related expenses	809	654
Accrued expenses and other payables	204	217

Total liabilities	$65,068	$60,578

Members’ equity	$66,185	$64,158

Total liabilities and members’ equity	$131,253	$124,736

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

(in thousands, except share amounts)

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Selected Income Statement Information for SSLP II:
Interest income	$2,326	$2,162	$5,148	$4,253

Service fees*	$30	$28	$60	$52
Interest and other credit facility expenses	775	520	1,498	938
Other general and administrative expenses	44	40	77	65

Total expenses	849	588	1,635	1,055

Net investment income	$1,477	$1,574	$3,513	$3,198

Realized gain on investments	1	46	1	46
Net change in unrealized gain (loss) on investments	(88)	122	(842)	425

Net realized and unrealized gain (loss) on investments	(87)	168	(841)	471

Net income	$1,390	$1,742	$2,672	$3,669

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Note 14. Solar Life Science Program LLC

On February 22, 2017, the Company, through its commitment to SSLP III, and Solar Senior Capital Ltd. formed LSJV with an affiliate of Deerfield Management. SSLP III committed approximately $49,977 to LSJV. On March 10, 2017, SSLP III was dissolved. As of June 30, 2018, LSJV has not commenced operations.

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

As of June 30, 2018, NEF had 219 funded equipment-backed leases and loans to 95 different customers with a total net investment in leases and loans of approximately $243,750 on total assets of $294,860. As of December 31, 2017, NEF had 223 funded equipment-backed leases and loans to 90 different customers with a total net investment in leases and loans of approximately $222,972 on total assets of $289,483. As of June 30, 2018 and December 31, 2017, the largest position outstanding totaled $29,277 and $15,959, respectively. For the

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2018

(in thousands, except share amounts)

same periods, the average exposure per customer was $2,566 and $2,477, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $98,358 and $71,010 of borrowings outstanding at June 30, 2018 and December 31, 2017, respectively. The securitization notes balance on June 30, 2018 and December 31, 2017 was $30,593 and $71,656, respectively. For the three and six months ended June 30, 2018, NEF had net income of $935 and $2,788, respectively, on gross income of $6,879 and $14,260, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 16. Capital Share Transactions

As of June 30, 2018 and December 31, 2017, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Six months ended June 30, 2018	Year ended December 31, 2017	Six months ended June 30, 2018	Year ended December 31, 2017
Shares issued in reinvestment of distributions	—	12,301	$—	$280

Note 17. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On July 13, 2018, the revolving credit commitments under the Company’s Credit Facility were expanded by $35,000 from $445,000 to $480,000.

On August 2, 2018, our Board declared a quarterly distribution of $0.41 per share payable on October 2, 2018 to holders of record as of September 20, 2018.

On August 2, 2018, our Board approved a reduction in the minimum asset coverage ratio from 200% to 150%. This reduction will automatically apply to the Company effective as of August 2, 2019, unless approved earlier by the Company’s stockholders. In connection with the reduction of the minimum asset coverage ratio, our Board approved a Third Amended and Restated Investment Advisory and Management Agreement pursuant to which the base management fee payable by the Company to our Investment Adviser is reduced from an annual rate of 1.75% to an annual rate of 1.00% for the Company’s gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter end.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Capital Ltd.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the Company) as of June 30, 2018, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2018 and 2017, the related consolidated statement of changes in net assets for the six-month period ended June 30, 2018, the related consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2017, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

August 6, 2018

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

As of June 30, 2018, the Investment Adviser has directly invested over $7.2 billion in more than 335 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 185 different financial sponsors.

Recent Developments

On July 13, 2018, the revolving credit commitments under the Company’s Credit Facility were expanded by $35 million from $445 million to $480 million.

On August 2, 2018, our Board declared a quarterly distribution of $0.41 per share payable on October 2, 2018 to holders of record as of September 20, 2018.

On August 2, 2018, our Board approved a reduction in the minimum asset coverage ratio from 200% to 150%. This reduction will automatically apply to the Company effective as of August 2, 2019, unless approved earlier by the Company’s stockholders. In connection with the reduction of the minimum asset coverage ratio, our Board approved a Third Amended and Restated Investment Advisory and Management Agreement pursuant to which the base management fee payable by the Company to our Investment Adviser is reduced from an annual rate of 1.75% to an annual rate of 1.00% for the Company’s gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter end.

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

Portfolio and Investment Activity

During the three months ended June 30, 2018, we invested approximately $129.3 million across 17 portfolio companies. This compares to investing approximately $20.1 million in 5 portfolio companies for the three months ended June 30, 2017. Investments sold, prepaid or repaid during the three months ended June 30, 2018 totaled approximately $202.1 million versus approximately $130.2 million for the three months ended June 30, 2017.

At June 30, 2018, our portfolio consisted of 100 portfolio companies and was invested 37.6% in cash flow senior secured loans, 28.5% in asset-based senior secured loans / Crystal Financial, 19.3% in equipment senior secured financings / NEF, and 14.6% in life science senior secured loans, in each case, measured at fair value, versus 57 portfolio companies invested 47.8% in cash flow senior secured loans, 34.5% in asset-based senior secured loans / Crystal Financial, and 17.7% in life science senior secured loans, in each case, measured at fair value, at June 30, 2017.

At June 30, 2018, 78.0% or $1.08 billion of our income producing investment portfolio* is floating rate and 22.0% or $303.4 million is fixed rate, measured at fair value. At June 30, 2017, 96.3% or $1.16 billion of our income producing investment portfolio* was floating rate and 3.7% or $44.7 million was fixed rate, measured at fair value. As of June 30, 2018 and 2017, we had zero and one issuer, respectively, on non-accrual status.

Since inception through June 30, 2018, Solar Capital and its predecessor companies have invested approximately $5.5 billion in more than 230 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 145 different financial sponsors.

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

As of June 30, 2018, Crystal Financial LLC had 28 funded commitments to 24 different issuers with a total par value of approximately $402.3 million on total assets of $474.8 million. As of December 31, 2017, Crystal Financial LLC had 27 funded commitments to 23 different issuers with a total par value of approximately $300.9 million on total assets of $448.5 million. As of June 30, 2018 and December 31, 2017, the largest loan outstanding totaling $47.7 million and $36.0 million, respectively. For the same periods, the average exposure per issuer was $16.8 million and $13.1 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $195.7 million and $176.5 million of borrowings outstanding at June 30, 2018 and December 31, 2017, respectively. For the three months ended June 30, 2018 and June 30, 2017, Crystal Financial LLC had net income of $7.6 million and $8.0 million, respectively, on gross income of $12.5 million and $15.8 million, respectively. For the six months ended June 30, 2018 and June 30, 2017, Crystal Financial LLC had net income of $12.1 million and $15.9 million, respectively, on gross income of $21.9 million and $28.0 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Crystal Financial LLC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Crystal Financial LLC will be able to maintain consistent dividend payments to us.

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

As of June 30, 2018, NEF had 219 funded equipment-backed leases and loans to 95 different customers with a total net investment in leases and loans of approximately $243.8 million on total assets of $294.9 million. As of December 31, 2017, NEF had 223 funded equipment-backed leases and loans to 90 different customers with a total net investment in leases and loans of approximately $223.0 million on total assets of $289.5 million. As of June 30, 2018 and December 31, 2017, the largest position outstanding totaled $29.3 million and $16.0 million, respectively. For the same period, the average exposure per customer was $2.6 million and $2.5 million, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $98.4 million and $71.0 million of borrowings outstanding at June 30, 2018 and December 31, 2017, respectively. The securitization notes balance on June 30, 2018 and December 31, 2017 was $30.6 million and $71.7 million, respectively. For the three and six months ended June 30, 2018, NEF had net income of $0.9 million and $2.8 million, respectively, on gross income of $6.9 million and $14.3 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NEF’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NEF will be able to maintain consistent dividend payments to us.

Solar Life Science Program LLC

On February 22, 2017, the Company, through its commitment to Senior Secured Unitranche Loan Program III (“SSLP III”), and Solar Senior Capital Ltd. formed Solar Life Science Program (“LSJV”) with an affiliate of Deerfield Management. SSLP III committed approximately $50.0 million to LSJV. On March 10, 2017, SSLP III was dissolved. As of June 30, 2018, LSJV has not commenced operations.

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

On October 15, 2015, the Company entered into an amended and restated limited liability company agreement for its SSLP to add Voya Investment Management LLC (“Voya”), part of Voya Financial, Inc. (NYSE: VOYA), as a partner in SSLP in place of the investor that was previously the Company’s partner in SSLP, though this investor may still co-invest up to $300.0 million of equity in unitranche loans alongside SSLP. This joint venture is expected to invest primarily in senior secured loans, including unitranche loans, primarily to middle market companies predominantly owned by private equity sponsors or entrepreneurs, consistent with the Company’s core origination and underwriting mandate. In addition to the Company’s prior equity commitment of $300.0 million to SSLP, Voya has made an initial equity commitment of $25.0 million to SSLP, with the ability to upsize.

On November 2, 2015, the Company assigned $125.0 million of its $300.0 million commitment to SSLP to Senior Secured Unitranche Loan Program II LLC (“SSLP II”), a Delaware limited liability company.

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200.0 million senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $54.8 and $74.2 million of borrowings outstanding as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company and Voya had contributed combined equity capital in the amount of $114.4 million and $102.5 million, respectively. Of the $114.4 million of contributed equity capital at June 30, 2018, the Company contributed $29.9 million in the form of investments and $70.2 million in the form of cash and Voya contributed $14.3 million in the form of cash. As of June 30, 2018, the Company and Voya’s remaining commitments to SSLP totaled $74.9 million and $10.7 million, respectively. The Company, along with Voya, controls the funding of SSLP and SSLP may not call the unfunded commitments without approval of both the Company and Voya.

As of June 30, 2018 and December 31, 2017, SSLP had total assets of $171.7 million and $179.2 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 9 and 10 different borrowers, respectively. For the three months ended June 30, 2018 and 2017, SSLP invested $0 in 0 portfolio companies and $1.5 million in 2 portfolio companies, respectively. Investments prepaid totaled $16.7 million and $33.5 million, respectively, for the three months ended June 30, 2018 and 2017. At June 30, 2018 and December 31, 2017, the weighted average yield of SSLP’s portfolio was 8.9% and 8.1%, respectively, measured at fair value and 9.1% and 8.1%, respectively, measured at cost.

SSLP Portfolio as of June 30, 2018 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	7.48%	12/30/22	$19,802	$19,639	$19,802
Alteon Health, LLC (fka Island Medical)	Health Care Providers & Services	L+550	1.00%	8.59%	9/1/22	12,022	11,923	11,421
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	7.34%	8/1/21	3,042	3,023	3,042
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	8.92%	12/14/21	31,695	31,390	31,695
On Location Events, LLC & PrimeSport Holdings Inc.(4)	Media	L+550	1.00%	7.83%	9/29/21	19,681	19,473	19,533
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	7.80%	7/5/22	23,895	23,632	23,895
PPT Management Holdings, LLC*	Health Care Providers & Services	L+600	1.00%	12.00%	12/16/22	11,850	11,752	10,665
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	6.58%	11/25/21	1,841	1,830	1,841
PSKW, LLC & PDR, LLC(4)	Health Care Providers & Services	L+827	1.00%	10.60%	11/25/21	22,250	21,963	22,027
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	10.25%	4/20/21	23,426	23,314	23,426

							$167,939	$167,347

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2018.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.
*	Investment is on non-accrual status.

SSLP Portfolio as of December 31, 2017 (audited) (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc. (4)	Health Care Providers & Services	L+525	1.00%	6.94%	3/3/22	$14,393	$14,350	$14,321
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.85%	12/30/22	17,114	16,963	17,029
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.42%	8/1/21	3,125	3,102	3,125
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	7.19%	11/30/23	13,736	13,496	13,736
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	8.44%	12/14/21	31,695	31,354	31,695
Island Medical Management Holdings, LLC	Health Care Providers & Services	L+550	1.00%	7.00%	9/1/22	13,709	13,585	13,297
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.84%	7/5/22	23,233	22,953	23,117
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	9.50%	12/16/22	11,880	11,782	11,405
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.94%	11/25/21	1,918	1,905	1,918
PSKW, LLC & PDR, LLC(4)	Health Care Providers & Services	L+826	1.00%	9.95%	11/25/21	22,250	21,929	21,805
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.69%	4/20/21	23,546	23,409	23,134

							$174,828	$174,582

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
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

Below is certain summarized financial information for SSLP as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017:

	June 30, 2018	December 31, 2017
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $167,939 and $174,828, respectively)	$167,347	$174,582
Cash and other assets	4,369	4,659

Total assets	$171,716	$179,241

Debt outstanding	$54,848	$74,248
Distributions payable	2,029	2,200
Interest payable and other credit facility related expenses	1,221	1,161
Accrued expenses and other payables	164	219

Total liabilities	$58,262	$77,828

Members’ equity	$113,454	$101,413

Total liabilities and members’ equity	$171,716	$179,241

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Selected Income Statement Information for SSLP (in thousands):
Interest income	$3,434	$3,788	$7,372	$7,235

Service fees*	$28	$30	$57	$61
Interest and other credit facility expenses	1,222	905	2,476	1,686
Other general and administrative expenses	43	38	86	75

Total expenses	1,293	973	2,619	1,822

Net investment income	$2,141	$2,815	$4,753	$5,413

Realized gain on investments	3	127	3	127
Net change in unrealized gain (loss) on investments	522	248	(346)	222

Net realized and unrealized gain (loss) on investments	525	375	(343)	349

Net income	$2,666	$3,190	$4,410	$5,762

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

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

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP II, as borrower entered into a $100 million senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. There were $52.3 million and $48.8 million of borrowings outstanding as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company and WFI contributed combined equity capital in the amount of $65.8 million and $63.3 million, respectively. Of the $65.8 million of contributed equity capital at June 30, 2018, the Company contributed $43.5 million in the form of investments and $9.6 million in the form of cash and WFI contributed $12.7 million in the form of cash. As of June 30, 2018, the Company and WFI’s remaining commitments to SSLP II totaled $22.0 million and $5.3 million, respectively. The Company, along with WFI, controls the funding of SSLP II and SSLP II may not call the unfunded commitments without approval of both the Company and WFI.

As of June 30, 2018 and December 31, 2017, SSLP II had total assets of $131.3 million and $124.7 million, respectively. For the same periods, SSLP II’s portfolio consisted of floating rate senior secured loans to 15 and 15 different borrowers, respectively. For the three months ended June 30, 2018 and June 30, 2017, SSLP II invested $16.2 million in 3 portfolio companies and $12.3 million in 5 portfolio companies, respectively. Investments prepaid totaled $9.4 million and $11.2 million for the same periods, respectively. At June 30, 2018 and December 31, 2017, the weighted average yield of SSLP II’s portfolio was 8.6% and 8.0%, respectively, measured at fair value and 9.0% and 8.3%, respectively, measured at cost.

SSLP II Portfolio as of June 30, 2018 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	7.48%	12/30/22	$9,300	$9,221	$9,300
Alteon Health, LLC (fka Island Medical)	Health Care Providers & Services	L+550	1.00%	8.59%	9/1/22	6,011	5,962	5,710
American Teleconferencing Services, Ltd. (PGI) (4)	Communications Equipment	L+650	1.00%	8.86%	12/8/21	13,477	12,532	13,208
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	7.34%	8/1/21	1,521	1,512	1,521
Atria Wealth Solutions, Inc.	Diversified Financial Services	L+600	1.00%	8.10%	11/30/22	10,435	10,330	10,330
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	8.92%	12/14/21	10,011	10,011	10,011
Global Holdings LLC & Payment Concepts LLC	Consumer Finance	L+650	1.00%	9.81%	5/5/22	9,050	8,903	9,050
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	7.84%	12/22/24	8,953	8,869	8,953
On Location Events, LLC & PrimeSport Holdings Inc.(4)	Media	L+550	1.00%	7.83%	9/29/21	9,840	9,737	9,767
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	7.80%	7/5/22	10,514	10,397	10,514
Polycom, Inc.	Communications Equipment	L+525	1.00%	7.34%	9/27/23	8,899	8,621	8,899
PPT Management Holdings, LLC*	Health Care Providers & Services	L+600	1.00%	12.00%	12/16/22	9,875	9,793	8,888
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	6.58%	11/25/21	736	736	736
PSKW, LLC & PDR, LLC(4)	Health Care Providers & Services	L+827	1.00%	10.60%	11/25/21	8,900	8,788	8,811
Solara Medical Supplies, Inc.(4)	Health Care Providers & Services	L+600	1.00%	8.31%	5/31/23	4,346	4,282	4,281
VetCor Professional Practices LLC	Health Care Facilities	L+625	1.00%	10.25%	4/20/21	8,087	7,970	8,087

							$127,664	$128,066

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2018.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.
*	Investment is on non-accrual status.

SSLP II Portfolio as of December 31, 2017 (audited) (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
AccentCare, Inc.	Health Care Providers & Services	L+525	1.00%	6.94%	3/3/22	$7,863	$7,829	$7,824
Alera Group Intermediate Holdings, Inc.	Insurance	L+550	1.00%	6.85%	12/30/22	6,418	6,361	6,386
American Teleconferencing Services, Ltd. (PGI) (4)	Communications Equipment	L+650	1.00%	7.90%	12/8/21	13,858	12,770	13,650
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	6.42%	8/1/21	1,563	1,551	1,563
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+550	1.00%	7.19%	11/30/23	6,868	6,748	6,868
Falmouth Group Holdings Corp. (AMPAC) (4)	Chemicals	L+675	1.00%	8.44%	12/14/21	10,011	10,011	10,011
Global Holdings LLC & Payment Concepts LLC	Consumer Finance	L+650	1.00%	7.99%	5/5/22	9,341	9,173	9,341
Island Medical Management Holdings, LLC	Health Care Providers & Services	L+550	1.00%	7.00%	9/1/22	6,854	6,793	6,649
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	7.28%	12/22/24	9,000	8,910	8,910
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.84%	7/5/22	10,223	10,098	10,171
PetVet Care Centers, LLC	Health Care Facilities	L+600	1.00%	7.35%	6/8/23	3,444	3,412	3,478
Polycom, Inc.	Communications Equipment	L+525	1.00%	6.72%	9/27/23	9,449	9,130	9,546
PPT Management Holdings, LLC	Health Care Providers & Services	L+600	1.00%	9.50%	12/16/22	9,900	9,818	9,504
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	5.94%	11/25/21	767	767	767
PSKW, LLC & PDR, LLC(4)	Health Care Providers & Services	L+826	1.00%	9.95%	11/25/21	8,900	8,774	8,722
VetCor Professional Practices LLC	Health Care Facilities	L+600	1.00%	7.69%	4/20/21	8,128	7,987	7,986

							$120,132	$121,376

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
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

Below is certain summarized financial information for SSLP II as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017:

	June 30, 2018	December 31, 2017
Selected Balance Sheet Information for SSLP II (in thousands):
Investments at fair value (cost $127,664 and $120,132, respectively)	$128,066	$121,376
Cash and other assets	3,187	3,360

Total assets	$131,253	$124,736

Debt outstanding	$52,268	$48,788
Payable for investments purchased	10,330	9,281
Distributions payable	1,457	1,638
Interest payable and other credit facility related expenses	809	654
Accrued expenses and other payables	204	217

Total liabilities	$65,068	$60,578

Members’ equity	$66,185	$64,158

Total liabilities and members’ equity	$131,253	$124,736

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Selected Income Statement Information for SSLP II (in thousands):
Interest income	$2,326	$2,162	$5,148	$4,253

Service fees*	$30	$28	$60	$52
Interest and other credit facility expenses	775	520	1,498	938
Other general and administrative expenses	44	40	77	65

Total expenses	849	588	1,635	1,055

Net investment income	$1,477	$1,574	$3,513	$3,198

Realized gain on investments	1	46	1	46
Net change in unrealized gain (loss) on investments	(88)	122	(842)	425

Net realized and unrealized gain (loss) on investments	(87)	168	(841)	471

Net income	$1,390	$1,742	$2,672	$3,669

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2018, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and six months ended June 30, 2018, capitalized PIK income totaled $0.04 million and $0.1 million, respectively. For the three and six months ended June 30, 2017, capitalized PIK income totaled $0.1 million and $0.1 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended June 30, 2018 and 2017:

Investment Income

For the three and six months ended June 30, 2018, gross investment income totaled $39.2 million and $78.1 million, respectively. For the three and six months ended June 30, 2017, gross investment income totaled $33.9 million and $68.3 million, respectively. The increase in gross investment income for the year over year three and six month periods was primarily due to growth of the income producing investment portfolio.

Expenses

Expenses totaled $20.0 million and $40.1 million, respectively, for the three and six months ended June 30, 2018, of which $11.2 million and $22.4 million, respectively, were base management fees and performance-based incentive fees and $6.1 million and $12.0 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.7 million and $5.7 million, respectively, for the three and six months ended June 30, 2018. Expenses totaled $17.8 million and $35.9 million, respectively, for the three and six months ended June 30, 2017, of which $10.6 million and $21.4 million, respectively, were base management fees and performance-based incentive fees and $5.0 million and $10.6 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.3 million and $3.9 million, respectively, for the three and six months ended June 30, 2017. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the three and six months ended June 30, 2018 versus the three and six months ended June 30, 2017 was primarily due to higher performance-based incentive fees resulting from higher income, higher interest expense resulting from an increase in borrowings to support a larger income producing investment portfolio.

Net Investment Income

The Company’s net investment income totaled $19.2 million and $38.0 million, or $0.45 and $0.90, per average share, respectively, for the three and six months ended June 30, 2018. The Company’s net investment income totaled $16.1 million and $32.4 million, or $0.38 and $0.77, per average share, respectively, for the three and six months ended June 30, 2017.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $202 million and $343 million, respectively, for the three and six months ended June 30, 2018. Net realized gains over the same periods were $0.2 million and $0.6 million, respectively. The Company had investment sales and prepayments totaling approximately $130 million and $215 million, respectively, for the three and six months ended June 30, 2017. Net realized gains (losses) over the same periods were ($0.1) million and $0.5 million, respectively. Net realized gains for the three and six months ended June 30, 2018 were related to the sale of select assets. Net realized losses for the three months ended June 30, 2017 were de minimis. Net realized gains for the six months ended June 30, 2017 were related to the sale of select assets.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2018, net change in unrealized gain on the Company’s assets and liabilities totaled $0.4 million and $1.3 million, respectively. For the three and six months ended June 30, 2017, net change in unrealized gain on the Company’s assets and liabilities totaled $2.8 million and $3.1 million, respectively. Net unrealized gain for the three months ended June 30, 2018 is primarily due to appreciation in the value of our investments in Rug Doctor, Senior Secured Unitranche Loan Program LLC and Datto, Inc., among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in American Teleconferencing Services, Ltd. and Kore Wireless Group, Inc., among others. Net unrealized gain for the six months ended June 30, 2018 is primarily due to appreciation in the value of our investments in Rug Doctor and Rapid Micro Biosystems, Inc., among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Crystal Financial LLC and Kore Wireless Group, Inc., among others. Net unrealized gain for the three months ended June 30, 2017 is primarily due to appreciation in the value of our investments in Aegis Toxicology Sciences Corporation, Bishop Lifting Products, Inc. and Senior Secured Unitranche Loan Program LLC, among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Rug Doctor and Crystal Financial LLC, among others. Net unrealized gain for the six months ended June 30, 2017 is primarily due to appreciation in the value of our investments in Bishop Lifting Products, Inc., Aegis Toxicology Sciences Corporation, and Senior Secured Unitranche Loan Program LLC, among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Rug Doctor and Direct Buy, among others.

Net Increase in Net Assets From Operations

For the three and six months ended June 30, 2018, the Company had a net increase in net assets resulting from operations of $19.8 million and $39.8 million, respectively. For the same periods, earnings per average share were $0.47 and $0.94, respectively. For the three and six months ended June 30, 2017, the Company had a net increase in net assets resulting from operations of $18.8 million and $35.9 million, respectively. For the same periods, earnings per average share were $0.44 and $0.85, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility maturing in September 2021, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of June 30, 2018, we had a total of $267.4 million of unused borrowing capacity under the Credit Facility, subject to borrowing base limits.

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

On November 22, 2017, we issued $75 million in aggregate principal amount of publicly registered 2023 Unsecured Notes for net proceeds of $73.8 million. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and July 20, at a rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes mature on January 20, 2023.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $215 million in cash equivalents as of June 30, 2018.

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

On November 22, 2017, we issued $75 million in aggregrate principal amount of publicly registered 2023 Unsecured Notes for net proceeds of $73.8 million. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and July 20, at a rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes mature on January 20, 2023.

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

Revolving & Term Loan Facility

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505 million of revolving credit and $50 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its two non-extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110 million to $395 million. On April 30, 2018, the revolving credit commitments under the Company’s Credit Facility were expanded by $50 million from $395 million to $445 million. At June 30, 2018, outstanding USD equivalent borrowings under the Credit Facility totaled $227.6 million, composed of $177.6 million of revolving credit and $50 million of term loans.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At June 30, 2018, the Company was in compliance with all financial and operational covenants required by our debt facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of June 30, 2018:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility(1)	$177.6	$—	$—	$177.6	$—
Unsecured senior notes	246.0	—	—	246.0	—
Term Loans	50.0	—	—	50.0	—

(1)	As of June 30, 2018, we had a total of $267.4 million of unused borrowing capacity under our revolving credit facility, subject to borrowing base limits.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2018 (through June 30, 2018)	$177,600	$1,109	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2018 (through June 30, 2018)	150,000	937	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2018 (through June 30, 2018)	21,000	131	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2018 (through June 30, 2018)	75,000	468	—	N/A
Fiscal 2017	75,000	374	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2018 (through June 30, 2018)	50,000	312	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Total Senior Securities
Fiscal 2018 (through June 30, 2018)	$473,600	$2,957	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of June 30, 2018, asset coverage was 295.7%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2018 and December 31, 2016, respectively:

	June 30, 2018	December 31, 2017
(in millions)
Crystal Financial LLC*	$44.3	$44.3
Breathe Technologies, Inc.	8.0	—
Corindus Vascular Robotics, Inc	6.2	—
Delphinus Medical Technologies, Inc.	3.7	3.7
Datto, Inc	1.7	1.7
MRI Software LLC	1.3	2.3
Radiology Partners, Inc	1.1	0.9
Solara Medical Supplies, Inc	0.5	—
CardioFocus, Inc	—	1.0
Alera Group Intermediate Holdings, Inc.	—	3.9
Accentcare, Inc.	—	3.4
WJV658, LLC	—	0.8

Total Commitments	$66.8	$62.0

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

As of June 30, 2018 and December 31, 2017, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to SSLP, SSLP II and LSJV, all disclosed in the notes to the Consolidated Financial Statements.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2018
August 2, 2018	September 20, 2018	October 2, 2018	$0.41
May 7, 2018	June 21, 2018	July 3, 2018	0.41
November 2, 2017	March 22, 2018	April 3, 2018	0.41

Total 2018			$1.23

Fiscal 2017
November 2, 2017	December 21, 2017	January 4, 2018	$0.40
August 1, 2017	September 21, 2017	October 3, 2017	0.40
May 2, 2017	June 22, 2017	July 5, 2017	0.40
February 22, 2017	March 23, 2017	April 4, 2017	0.40

Total 2017			$1.60

Fiscal 2016
November 2, 2016	December 15, 2016	January 4, 2017	$0.40
August 2, 2016	September 22, 2016	October 4, 2016	0.40
May 3, 2016	June 23, 2016	July 1, 2016	0.40
February 24, 2016	March 24, 2016	April 1, 2016	0.40

Total 2016			$1.60

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

We are subject to financial market risks, including changes in interest rates. During the six months ended June 30, 2018, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has a revolving credit facility that is generally based on floating LIBOR. Assuming no changes to our balance sheet as of June 30, 2018 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would reduce our net investment income by three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2018 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately fourteen cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2018, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	($0.03)	$0.14

We may also have exposure to foreign currencies through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. In order to reduce our exposure to fluctuations in foreign exchange rates, we may borrow from time-to-time in such currencies under our multi-currency revolving credit facility or enter into forward currency or similar contracts.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the May 24, 2018 filing of our Registration Statement on Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form N-2 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended June 30, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023(13)

4.4	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request

Exhibit Number	Description

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Senior Secured Credit Agreement by and between the Registrant, Citibank, N.A., as administrative agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and SunTrust Bank, as documentation agent(9)

10.3	Form of Amendment No. 1 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(5)

10.4	Form of Amendment No. 2 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(10)

10.5	Third Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC*

10.6	Form of Custodian Agreement(7)

10.7	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(6)

10.8	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.9	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.10	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.11	Form of Registration Rights Agreement(4)

10.12	Form of Subscription Agreement(4)

10.13	Form of Amended and Restated Limited Liability Company Agreement, dated as of October 15, 2015, between Solar Capital Ltd., Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(8)

10.14	Form of Senior Secured Unitranche Loan Program II LLC Amended and Restated Limited Liability Company Agreement, dated as of August 5, 2016, by and between Solar Capital Ltd. and WFI Loanco, LLC(11)

10.15	Form of Solar Life Science Program LLC Limited Liability Company Agreement, dated as of February 22, 2017, by and between Solar Capital Ltd., Solar Senior Capital Ltd. and Deerfield Solar Holdings LLC(12)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.

(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.
(6)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
(7)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 3, 2015.
(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on July 6, 2012.
(10)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 2, 2016.
(11)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on August 11, 2016.
(12)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on May 2, 2017.
(13)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2018.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer
(Principal Financial and Accounting Officer)