Form 10-Q
period 2018-09-30
Solar Capital Ltd.
filed 2018-11-05
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 1, 2018 was 42,260,826.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2018 (unaudited) and December 31, 2017	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2018 (unaudited) and the three and nine months ended September 30, 2017 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2018 (unaudited) and the year ended December 31, 2017	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 (unaudited) and the nine months ended September 30, 2017 (unaudited)	6

	Consolidated Schedule of Investments as of September 30, 2018 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2017	15

	Notes to Consolidated Financial Statements (unaudited)	23

	Report of Independent Registered Public Accounting Firm	51

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	77

Item 4.	Controls and Procedures	77

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	78

Item 1A.	Risk Factors	78

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81

Item 3.	Defaults Upon Senior Securities	81

Item 4.	Mine Safety Disclosures	81

Item 5.	Other Information	81

Item 6.	Exhibits	82

	Signatures	84

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Investments at fair value:
Companies less than 5% owned (cost: $894,050 and $835,041, respectively)	$893,481	$834,410
Companies more than 25% owned (cost: $499,089 and $609,226, respectively)	517,299	626,760
Cash	10,182	5,963
Cash equivalents (cost: $199,806 and $144,826, respectively)	199,806	144,826
Receivable for investments sold	25,864	6,160
Dividends receivable	9,745	15,013
Interest receivable	8,134	7,336
Other receivable	—	58
Prepaid expenses and other assets	781	1,039

Total assets	$1,665,292	$1,641,565

Liabilities
Revolving credit facility (see notes 6 and 7)	$114,000	$245,600
Unsecured senior notes due 2022 (see notes 6 and 7)	150,000	150,000
Unsecured tranche c senior notes due 2022 ($21,000 and $21,000 face amounts, respectively, reported net of unamortized debt issuance costs of $274 and $316, respectively. See note 7)	20,726	20,684
Unsecured senior notes due 2023 ($75,000 and $75,000 face amounts, respectively, reported net of unamortized debt issuance costs of $1,537 and $1,813, respectively. See note 7)	73,463	73,187
Term loans (see notes 6 and 7)	50,000	50,000
SSLP 2016-1, LLC revolving credit facility (the “SSLP Facility”) (see notes 6 and 7)	22,998	—
SSLP II 2016-1, LLC revolving credit facility (the “SSLP II Facility”) (see notes 6 and 7)	26,168	—
NEFPASS SPV LLC credit facility ($30,000 and $0 face amounts, respectively, reported net of unamortized debt issuance costs of $1,129 and $0, respectively. See note 7)	28,871	—
Payable for investments and cash equivalents purchased	210,221	145,118
Distributions payable	18,007	16,904
Management fee payable (see note 3)	6,399	7,373
Performance-based incentive fee payable (see note 3)	4,604	4,660
Interest payable (see note 7)	6,768	2,485
Administrative services expense payable (see note 3)	2,067	2,756
Other liabilities and accrued expenses	3,408	1,193

Total liabilities	$737,700	$719,960

Commitments and contingencies (see notes 10, 11, 12 and 13)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,260,826 shares issued and outstanding, respectively	$423	$423
Paid-in capital in excess of par	991,340	991,340
Distributions in excess of net investment income	(8,862)	(13,319)
Accumulated net realized loss	(72,505)	(73,742)
Net unrealized appreciation (see notes 12 and 13)	17,196	16,903

Total net assets	$927,592	$921,605

Net Asset Value Per Share	$21.95	$21.81

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$21,859	$21,465	$70,704	$64,882
Companies more than 25% owned	884	293	1,842	935
Dividends:
Companies less than 5% owned	12	5	22	21
Companies more than 25% owned	14,255	13,726	41,446	37,080
Other income:
Companies less than 5% owned	83	264	1,101	993
Companies more than 25% owned	49	394	175	516

Total investment income	37,142	36,147	115,290	104,427

EXPENSES:
Management fees (see note 3)	$6,399	$6,751	$19,285	$20,037
Performance-based incentive fees (see note 3)	4,604	4,329	14,109	12,395
Interest and other credit facility expenses (see note 7)	5,521	5,348	17,522	15,974
Administrative services expense (see note 3)	1,459	1,346	4,151	3,994
Other general and administrative expenses	743	1,058	3,785	2,303

Total expenses	18,726	18,832	58,852	54,703

Net investment income	$18,416	$17,315	$56,438	$49,724

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$687	$(28)	$1,074	$470
Companies 5% to 25% owned	(7)	(8,515)	168	(8,534)
Companies more than 25% owned	—	—	(5)	—

Net realized gain (loss) on investments and cash equivalents	680	(8,543)	1,237	(8,064)
Net realized gain (loss) on foreign currencies	—	2	—	1

Net realized gain (loss)	680	(8,541)	1,237	(8,063)

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	530	1,061	62	6,324
Companies 5% to 25% owned	—	8,511	—	7,734
Companies more than 25% owned	(1,496)	(1,182)	231	(2,614)

Net change in unrealized gain (loss) on investments and cash equivalents	(966)	8,390	293	11,444
Net change in unrealized loss on foreign currencies	—	(1)	—	(1)

Net change in unrealized gain (loss)	(966)	8,389	293	11,443

Net realized and unrealized gain (loss) on investments, cash equivalents and foreign currencies	(286)	(152)	1,530	3,380

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,130	$17,163	$57,968	$53,104

EARNINGS PER SHARE (see note 5)	$0.43	$0.41	$1.37	$1.26

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Nine months ended September 30, 2018 (unaudited)	Year ended December 31, 2017
Increase in net assets resulting from operations:
Net investment income	$56,438	$68,363
Net realized gain (loss)	1,237	(12,015)
Net change in unrealized gain	293	14,082

Net increase in net assets resulting from operations	57,968	70,430

Distributions to stockholders:
From net investment income	(51,981)	(67,612)

Capital transactions (see note 16):
Reinvestment of distributions	—	280

Net increase (decrease) in net assets resulting from capital transactions	—	280

Total increase in net assets	5,987	3,098
Net assets at beginning of period	921,605	918,507

Net assets at end of period (1)	$927,592	$921,605

Capital stock activity (see note 16):
Common stock issued from reinvestment of distributions	—	12,301

Net increase from capital stock activity	—	12,301

(1)	Includes overdistributed net investment income of ($8,862) and ($13,319), respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$57,968	$53,104
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(1,237)	8,064
Net realized gain on foreign currencies	—	(1)
Net change in unrealized (gain) loss on investments and cash equivalents	(293)	(11,444)
Net change in unrealized loss on foreign currencies	—	1
Effect of consolidation of Senior Secured Unitranche Loan Program LLC (“SSLP”) and Senior Secured Unitranche Loan Program II LLC (“SSLP II”) (see notes 12 and 13)	(445)	—
(Increase) decrease in operating assets:
Purchase of investments	(473,649)	(351,516)
Proceeds from disposition of investments	525,366	267,739
Capitalization of payment-in-kind interest	(136)	(201)
Collections of payment-in-kind interest	784	173
Receivable for investments sold	(19,704)	5,677
Interest receivable	(798)	582
Dividends receivable	5,268	(2,698)
Other receivable	58	(336)
Prepaid expenses and other assets	258	(157)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	65,103	(110,214)
Management fee payable	(974)	(119)
Performance-based incentive fee payable	(56)	(83)
Administrative services expense payable	(689)	(1,197)
Interest payable	4,283	2,165
Other liabilities and accrued expenses	2,215	(600)

Net Cash Provided by (Used in) Operating Activities	163,322	(141,061)

Cash Flows from Financing Activities:
Cash distributions paid	(50,878)	(50,423)
Proceeds from issuance of unsecured debt	—	100,000
Deferred financing costs	320	82
Consolidation of SSLP Facility and SSLP II Facility	61,066	—
Proceeds from secured borrowings	395,969	452,200
Repayment of secured borrowings	(510,600)	(467,400)

Net Cash Provided by (Used in) Financing Activities	(104,123)	34,459

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,199	(106,602)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	150,789	312,046

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$209,988	$205,444

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,239	$13,809

Non-cash financing activities consist of the reinvestment of distributions of $0 and $280 for the nine months ended September 30, 2018 and 2017, respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (9)	LIBOR Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 84.3%
Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation (10)	Health Care Providers & Services	L+550	1.00%	7.84%	5/7/2018	5/9/2025	$26,000	$25,563	$26,000
Alteon Health, LLC (10)(16)(17)	Health Care Providers & Services	L+650	1.00%	8.74%	9/14/2018	9/1/2022	15,315	15,196	14,626
American Teleconferencing Services, Ltd. (PGI) (10)(17)	Communications Equipment	L+650	1.00%	8.84%	5/5/2016	12/8/2021	31,415	30,339	31,415
Amerilife Group, LLC (10)	Insurance	L+875	1.00%	10.99%	7/9/2015	1/10/2023	15,000	14,802	15,000
Associated Pathologists, LLC (10)(16)(17)	Health Care Providers & Services	L+500	1.00%	7.23%	9/14/2018	8/1/2021	3,835	3,813	3,835
Atria Wealth Solutions, Inc. (10)(17)	Diversified Financial Services	L+600	1.00%	8.61%	9/14/2018	11/30/2022	8,416	8,331	8,331
Bishop Lifting Products, Inc. (7)(10)	Trading Companies & Distributors	L+800	1.00%	10.24%	3/24/2014	3/27/2022	25,000	24,880	24,500
Datto, Inc. (10)	IT Services	L+800	1.00%	10.15%	12/6/2017	12/7/2022	25,000	24,566	25,000
Falmouth Group Holdings Corp. (AMPAC) (10)(16)(17)	Chemicals	L+675	1.00%	8.99%	12/7/2015	12/14/2021	42,963	42,702	42,963
Global Holdings LLC & Payment Concepts LLC (10)(17)	Consumer Finance	L+750	1.00%	9.83%	9/14/2018	5/5/2022	7,159	7,049	7,159
Global Tel*Link Corporation	Communications Equipment	L+400	1.25%	6.39%	11/6/2015	5/23/2020	7,089	6,389	7,143
Global Tel*Link Corporation	Communications Equipment	L+825	1.25%	10.64%	5/21/2013	11/23/2020	18,500	18,360	18,604
Greystone Select Holdings LLC & Greystone & Co., Inc. (10)	Thrifts & Mortgage Finance	L+800	1.00%	10.20%	3/29/2017	4/17/2024	19,950	19,782	19,950
iCIMS, Inc. (10)	Software	L+650	1.00%	8.64%	9/7/2018	9/12/2024	12,670	12,418	12,416
IHS Intermediate, Inc. (10)	Health Care Providers & Services	L+825	1.00%	10.61%	6/19/2015	7/20/2022	25,000	24,688	24,750
K2 Pure Solutions NoCal, L.P. (10)	Chemicals	L+900	1.00%	11.24%	8/19/2013	2/19/2021	7,331	7,272	7,331
Kore Wireless Group, Inc. (10)	Wireless Telecommunication Services	L+825	1.00%	10.64%	9/12/2014	3/12/2021	55,500	54,998	54,390
Logix Holding Company, LLC (10)(17)	Communications Equipment	L+575	1.00%	7.99%	9/14/2018	12/22/2024	7,197	7,131	7,197
On Location Events, LLC & PrimeSport Holdings Inc. (10)(16)(17)	Media	L+550	1.00%	7.83%	12/7/2017	9/29/2021	24,750	24,508	24,565
Pet Holdings ULC & Pet Supermarket, Inc. (5)(10)(16)(17)	Specialty Retail	L+550	1.00%	7.84%	9/14/2018	7/5/2022	29,388	29,081	29,388
PhyMed Management LLC (10)	Health Care Providers & Services	L+875	1.00%	11.07%	12/18/2015	5/18/2021	32,321	31,602	31,998
Phynet Dermatology LLC (10)	Health Care Providers & Services	L+550	1.00%	7.66%	9/5/2018	8/16/2024	9,668	9,572	9,571
PPT Management Holdings, LLC (10)	Health Care Providers & Services	L+750 PIK	1.00%	9.69%	9/14/2018	12/16/2022	19,310	19,167	16,414
PSKW, LLC & PDR, LLC (10)(16)(17)	Health Care Providers & Services	L+425	1.00%	6.64%	9/14/2018	11/25/2021	2,107	2,098	2,107
PSKW, LLC & PDR, LLC (10)(16)(17)	Health Care Providers & Services	L+826	1.00%	10.65%	10/24/2017	11/25/2021	26,647	26,325	26,647

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (9)	LIBOR Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Rug Doctor LLC (3)(10)	Diversified Consumer Services	L+975	1.50%	12.33%	12/23/2013	10/31/2019	$9,111	$9,032	$9,111
Solara Medical Supplies, Inc. (10)(17)	Health Care Providers & Services	L+600	1.00%	8.39%	5/31/2018	5/31/2023	5,022	4,951	4,972
Southern Auto Finance Company (5)(10)	Consumer Finance	—	—	11.15%	10/19/2011	12/4/2019	25,000	24,900	25,000
The Octave Music Group, Inc. (fka TouchTunes) (10)	Media	L+825	1.00%	10.36%	5/28/2015	5/27/2022	14,000	13,873	14,000
Varilease Finance, Inc. (10)	Multi-Sector Holdings	L+825	1.00%	10.59%	8/22/2014	8/24/2020	33,000	32,764	33,000

Total Bank Debt/Senior Secured Loans								$576,152	$577,383

Life Science Senior Secured Loans

Alimera Sciences, Inc. (10)	Pharmaceuticals	L+765	—	9.77%	1/5/2018	7/1/2022	25,000	$24,968	$25,000
Ardelyx, Inc. (5)(10)	Pharmaceuticals	L+745	—	9.57%	5/10/2018	11/1/2022	24,500	24,315	24,316
aTyr Pharma, Inc. (10)	Pharmaceuticals	P+410	—	9.10%	11/18/2016	11/18/2020	8,667	8,898	8,797
Axcella Health Inc. (10)	Pharmaceuticals	L+850	—	10.58%	1/9/2018	1/9/2022	21,000	21,165	21,157
BioElectron Technology Corporation (10)	Pharmaceuticals	L+750	—	9.62%	8/9/2018	8/10/2022	10,500	10,418	10,395
Breathe Technologies, Inc. (10)	Health Care Equipment & Supplies	L+850	—	10.58%	1/5/2018	1/5/2022	22,000	22,222	22,000
CardioDx, Inc. (10)	Health Care Providers & Services	P+670	—	11.70%	6/18/2015	4/1/2019	1,750	2,443	2,327
Cardiva Medical, Inc. (10)	Health Care Equipment & Supplies	L+795	0.63%	10.18%	9/24/2018	9/1/2022	12,000	12,004	12,000
Cianna Medical, Inc. (10)	Health Care Equipment & Supplies	L+900	—	11.08%	9/28/2016	9/28/2020	9,000	9,607	9,720
Corindus Vascular Robotics, Inc. (5)(10)	Health Care Equipment & Supplies	L+725	—	9.35%	3/9/2018	3/1/2022	6,783	6,757	6,783
Delphinus Medical Technologies, Inc. (10)	Health Care Equipment & Supplies	L+850	—	10.62%	8/18/2017	9/1/2021	3,750	3,717	3,769
OmniGuide Holdings, Inc. (10)(15)	Health Care Equipment & Supplies	L+805	—	10.17%	7/30/2018	7/9/2023	10,500	10,470	10,447
PQ Bypass, Inc. (10)	Health Care Equipment & Supplies	L+885	1.00%	10.93%	4/21/2016	4/21/2020	5,000	5,072	4,975
Restoration Robotics, Inc. (10)	Health Care Equipment & Supplies	L+795	—	10.07%	5/10/2018	5/1/2022	9,000	8,852	8,955
scPharmaceuticals, Inc. (10)	Pharmaceuticals	L+845	—	10.57%	5/23/2017	5/1/2021	5,000	4,990	5,025
Scynexis, Inc. (10)	Pharmaceuticals	L+849	—	10.61%	9/30/2016	9/30/2020	15,000	15,250	15,225
SentreHeart, Inc. (10)	Health Care Equipment & Supplies	L+885	—	10.93%	11/15/2016	11/15/2020	10,000	10,140	10,100
Sunesis Pharmaceuticals, Inc. (10)	Pharmaceuticals	L+854	—	10.66%	3/31/2016	4/1/2020	3,750	3,816	3,769

Total Life Science Senior Secured Loans								$205,104	$204,760

Total Senior Secured Loans								$781,256	$782,143

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 32.1%
Althoff Crane Service, Inc.(10)(18)	Commercial Services & Supplies	10.55%	7/31/2017	6/8/2022	$1,405	$1,405	$1,433
B&W Resources, Inc. (10)(12)	Oil, Gas & Consumable Fuels	11.40%	8/17/2018	3/27/2020	348	339	362
BB578, LLC (10)(12)	Media	10.00%	7/31/2017	11/1/2021	703	703	709
Beverly Hills Limo and Corporate Coach, Inc. (10)(18)	Road & Rail	10.57%	3/19/2018	9/9/2019	486	509	484
Blackhawk Mining, LLC (10)(18)	Oil, Gas & Consumable Fuels	11.34%	2/16/2018	3/1/2022	3,328	3,100	3,328
Brightwater R&B Acquisition, LLC (10)(18)	Machinery	12.24%	8/17/2018	4/20/2019	149	150	150
Capital City Jet Center, Inc. (10)(12)	Airlines	10.00%	4/4/2018	4/4/2023	2,261	2,261	2,261
Central Freight Lines, Inc.(10)(12)	Road & Rail	7.16%	7/31/2017	1/14/2024	1,779	1,779	1,779
Cfactor Leasing Corp. & CZM USA, Corp. (10)(18)	Machinery	12.00-14.11%	7/31/2017	5/31/2019-8/3/2022	3,632	3,612	3,663
Champion Air, LLC (10)(12)	Airlines	10.00%	3/19/2018	1/1/2019	3,350	3,339	3,307
Delicate Productions, Inc.(10)(12)	Commercial Services & Supplies	13.30%	5/3/2018	5/15/2022	2,140	2,125	2,140
Easton Sales and Rentals, LLC (10)(12)	Commercial Services & Supplies	10.00%	9/18/2018	10/1/2021	2,193	2,131	2,193
Equipment Operating Leases, LLC (3)(10)(14)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/22-4/27/2025	33,630	33,630	33,630
Family First Freight, LLC(10)(12)	Road & Rail	9.29-11.52%	7/31/2017	7/2/2019-1/22/2022	970	968	968
Garda CL Technical Services, Inc. (10)(18)	Commercial Services & Supplies	8.77%	3/22/2018	7/13/2023	2,058	2,058	2,058
Georgia Jet, Inc. (10)(12)	Airlines	8.00%	12/4/2017	12/4/2021	2,513	2,513	2,446
Globecomm Systems Inc.(10)(18)	Wireless Telecommunication Services	12.00%	5/10/2018	5/10/2021	1,739	1,739	1,739
Great Plains Gas Compression Holdings, LLC (10)(12)	Oil, Gas & Consumable Fuels	9.37-9.93%	3/19/2018	8/1/2019-9/7/19	9,241	9,210	9,157
Haljoe Coaches USA, LLC(10)(18)	Road & Rail	8.12-9.90%	7/31/2017	7/1/2022-11/17/2022	5,315	5,316	5,297
Hawkeye Contracting Company, LLC (10)(12)(13)	Oil, Gas & Consumable Fuels	10.00%	11/15/2017	11/15/2020	4,074	4,074	4,040
Interstate NDT, Inc. (10)(18)	Road & Rail	11.32-12.09%	6/11/2018	7/1/2023-10/1/2023	2,536	2,536	2,536
JP Motorsports, Inc. (10)(18)	Road & Rail	13.96%	8/17/2018	1/25/2022	423	420	439
Knight Transfer Services, Inc. & Dumpstr Xpress, Inc. (10)(18)	Commercial Services & Supplies	12.05-12.76%	7/31/2017	4/11/2020-4/30/2020	605	605	608
Kool Pak, LLC (10)(18)	Road & Rail	8.58%	2/5/2018	3/1/2024	757	757	757
Logicorp Enterprises, LLC(10)(12)	Road & Rail	12.18%	7/31/2017	2/3/2021	3,100	3,100	3,213
Marcal Manufacturing, LLC dba Soundview Paper Company, LLC (10)(18)	Paper & Forest Products	12.91-12.98%	7/31/2017	7/30/2022-10/25/2022	1,437	1,437	1,472
Meridian Consulting I Corp, Inc. (10)(12)	Hotels, Restaurants & Leisure	10.72%	7/31/2017	12/4/2021	2,206	2,206	2,269
Mountain Air Helicopters, Inc. (10)(12)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022	1,712	1,712	1,731
Mulholland Energy Services Equipment Leasing, LLC (10)(18)	Commercial Services & Supplies	8.89%	8/17/2018	10/30/2019	1,068	1,064	1,057

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
OKK Equipment, LLC (10)(12)	Commercial Services & Supplies	10.15%	7/31/2017	8/27/2023	$637	$637	$626
Reston Limousine & Travel Service, Inc. (10)(18)	Road & Rail	11.82%	9/13/2017	10/1/2021	1,563	1,582	1,571
Rossco Crane & Rigging, Inc. (10)(18)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	848	848	851
RVR Air Charter, LLC & RVR Aviation, LLC (10)(12)	Airlines	12.00%	7/31/2017	8/1/2020-1/1/2022	2,915	2,915	2,941
Santek Environmental, LLC (10)(18)	Commercial Services & Supplies	10.00%	7/31/2017	3/1/2021	116	116	116
Santek Environmental of Alabama, LLC (10)(18)	Commercial Services & Supplies	8.95-10.00%	7/31/2017	12/18/2020-11/29/2021	198	198	197
Sidelines Tree Service LLC (10)(18)	Diversified Consumer Services	10.31-10.52%	7/31/2017	8/1/2022-10/1/2022	455	456	459
South Texas Oilfield Solutions, LLC (10)(18)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	3,546	3,546	3,546
Southern Nevada Oral & Maxillofacial Surgery, LLC (10)(12)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	1,435	1,435	1,464
Southwest Traders, Inc. (10)(18)	Road & Rail	9.13%	11/21/2017	11/1/2020	155	155	153
ST Coaches, LLC (10)(18)	Road & Rail	8.21-8.59%	7/31/2017	10/1/2022-10/1/2023	4,503	4,503	4,503
Star Coaches Inc. (10)(18)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,899	3,899	3,899
Sturgeon Services International Inc. (10)(12)	Energy Equipment & Services	18.41%	7/31/2017	2/28/2022	1,864	1,864	1,836
Sun-Tech Leasing of Texas, L.P. (10)(18)	Road & Rail	8.68-8.83%	7/31/2017	6/25/2020-7/25/2021	478	478	471
Superior Transportation, Inc. (10)(18)	Road & Rail	9.77-10.30%	7/31/2017	4/23/2022-1/1/2024	4,643	4,641	4,640
The Smedley Company & Smedley Services, Inc. (10)(12)	Commercial Services & Supplies	9.92-14.68%	7/31/2017	10/29/2023-2/10/2024	6,446	6,490	6,615
Tornado Bus Company (10)(18)	Road & Rail	10.78%	7/31/2017	9/1/2021	2,301	2,301	2,326
Trinity Equipment Rentals, Inc. (10)(12)	Commercial Services & Supplies	11.02%	9/13/2018	10/1/2022	1,000	1,000	1,000
Trolleys, Inc. (10)(18)	Road & Rail	9.81%	7/18/2018	8/1/2022	3,214	3,214	3,214
Up Trucking Services, LLC (10)(18)	Road & Rail	11.91%	3/23/2018	4/1/2022	2,308	2,348	2,308
Waste Services of Alabama, LLC (10)(18)	Commercial Services & Supplies	10.24%	8/17/2018	11/27/2020	1,966	1,972	1,976
Waste Services of Tennessee, LLC (10)(18)	Commercial Services & Supplies	8.95-10.15%	7/31/2017	2/7/2021-11/29/2021	804	804	798
Waste Services of Texas, LLC (10)(18)	Commercial Services & Supplies	8.95%	7/31/2017	12/6/2021	158	158	156
WJV658, LLC (10)(12)	Airlines	8.50%	7/31/2017	7/1/2022	8,031	8,031	8,031
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc. (10)(12)	Construction & Engineering	7.50%	7/31/2017	10/1/2022	3,231	3,231	3,189

					Shares/Units
NEF Holdings, LLC Equity Interests (3)(10)(11)	Multi-Sector Holdings		7/31/2017		200	145,000	145,200

Total Equipment Financing						$296,620	$297,312

Preferred Equity — 1.0%
SOAGG LLC (3)(5)(6)(10)	Aerospace & Defense	8.00%	12/14/2010	6/30/2020	2,864	$2,864	$3,152
SOINT, LLC (3)(5)(6)(10)	Aerospace & Defense	15.00%	6/8/2012	6/30/2020	60,073	6,007	6,557

Total Preferred Equity						$8,871	$9,709

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date		Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants — 34.7%
Ark Real Estate Partners LP (2)(3)(10)*	Diversified Real Estate Activities	3/12/2007		—	$527	$82
Ark Real Estate Partners II LP (2)(3)(10)*	Diversified Real Estate Activities	10/23/2012		—	12	2
aTyr Pharma, Inc. Warrants (10)*	Pharmaceuticals	11/18/2016		88,792	106	—
B Riley Financial Inc. (5)	Research & Consulting Services	3/16/2007		38,015	2,684	861
CardioDx, Inc. Warrants (10)*	Health Care Providers & Services	6/18/2015		3,986	129	—
CardioFocus, Inc. Warrants (10)*	Health Care Equipment & Supplies	3/31/2017		440,816	51	45
CAS Medical Systems, Inc. Warrants (10)*	Health Care Equipment & Supplies	6/30/2016		48,491	38	41
Cianna Medical, Inc. Warrants (10)*	Health Care Equipment & Supplies	9/28/2016		134,590	56	397
Conventus Orthopaedics, Inc. Warrants (10)*	Health Care Equipment & Supplies	6/15/2016		157,500	65	45
Corindus Vascular Robotics, Inc. Warrants (5)(10)*	Health Care Equipment & Supplies	3/9/2018		79,855	40	41
Crystal Financial LLC (3)(5)(10)	Diversified Financial Services	12/28/2012		280,303	280,737	301,500
Delphinus Medical Technologies, Inc. Warrants (10)*	Health Care Equipment & Supplies	8/18/2017		380,904	74	66
Essence Group Holdings Corporation (Lumeris) Warrants (10)*	Health Care Technology	3/22/2017		208,000	63	308
PQ Bypass, Inc. Warrants (10)*	Health Care Equipment & Supplies	4/21/2016		176,471	70	39
RD Holdco Inc. (Rug Doctor) (3)(10)*	Diversified Consumer Services	12/23/2013		231,177	15,683	12,849
RD Holdco Inc. (Rug Doctor) Class B (3)(10)*	Diversified Consumer Services	12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)(10)*	Diversified Consumer Services	12/23/2013		30,370	381	—
Restoration Robotics, Inc. Warrants (10)*	Health Care Equipment & Supplies	5/10/2018		72,776	111	40
Scynexis, Inc. Warrants (10)*	Pharmaceuticals	9/30/2016		122,435	105	—
SentreHeart, Inc. Warrants (10)*	Health Care Equipment & Supplies	11/15/2016		261,825	126	83
Sunesis Pharmaceuticals, Inc. Warrants (10)*	Pharmaceuticals	3/31/2016		104,001	118	1

Total Common Equity/Equity Interests/Warrants					$306,392	$321,616

Total Investments (8) — 152.1%					$1,393,139	$1,410,780

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 21.5% U.S. Treasury Bill	Government	9/28/2018	10/18/2018	$200,000	$199,806	$199,806

Total Investments & Cash Equivalents —173.6%					$1,592,945	$1,610,586
Liabilities in Excess of Other Assets — (73.6%)						(682,994)

Net Assets — 100.0%.						$927,592

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of September 30, 2018.

(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a wholly-owned taxable subsidiary.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2018

(in thousands)

(3)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2018 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)		Change in Unrealized Gain (Loss)	Interest/ Dividend/ Other Income	Fair Value at September 30, 2018
Ark Real Estate Partners LP	$263	$—	$—	$(5	)†	$(181)	$—	$82
Ark Real Estate Partners II LP	6	—	—	—		(4)	—	2
AviatorCap SII, LLC I	10	—	10	—		—	—	—
Crystal Financial LLC	303,200	—	—	—		(1,700)	22,720	301,500
Equipment Operating Leases, LLC	—	34,511	881	—		—	1,001	33,630
NEF Holdings, LLC	145,500	—	—	—		(300)	7,000	145,200
RD Holdco Inc. (Rug Doctor, common equity)	10,102	—	—	—		2,747	—	12,849
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—		—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	35	—	—	—		(35)	—	—
Rug Doctor LLC	9,111	—	—	—		(13)	854	9,111
SSLP(19)	88,736	25,322	115,038	—		626	6,289	—
SSLP II(19)	51,744	21,781	72,858	—		(758)	4,628	—
SOAGG LLC	4,537	—	1,283	—		(102)	210	3,152
SOINT, LLC (preferred equity)	8,300	—	1,694	—		(49)	761	6,557

	$626,760	$81,614	$191,764	$(5)		$231	$43,463	$517,299

(4)

Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2018 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)		Change in Unrealized Gain (Loss)	Interest/ Dividend Income	Fair Value at September 30, 2018
DSW Group Holdings LLC	$—	$—	$—	$168	†	$—	$—	$—

(5)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2018, on a fair value basis, non-qualifying assets in the portfolio represented 23.7% of the total assets of the Company.

(6)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(7)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(8)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $10,480; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $23,961 and $13,481, respectively, based on a tax cost of $1,400,300. All of the Company’s investments are pledged as collateral against the borrowings outstanding on the revolving credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(9)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(10)	Level 3 investment valued using significant unobservable inputs.
(11)	NEF Holdings, LLC is held through NEFCORP LLC, a wholly-owned consolidated taxable subsidiary and NEFPASS LLC, a wholly-owned consolidated subsidiary.
(12)	Indicates an investment that is wholly held by Solar Capital Ltd. through NEFPASS LLC.
(13)	Hawkeye Contracting Company, LLC, Eagle Creek Mining, LLC & Falcon Ridge Leasing, LLC are co-borrowers.
(14)	Equipment Operating Leases, LLC is a subsidiary of NEF Holdings, LLC.
(15)	OmniGuide Holdings, Inc., Domain Surgical, Inc. and OmniGuide, Inc. are co-borrowers.
(16)

Indicates an investment that is wholly or partially held by Solar Capital Ltd. through its wholly-owned consolidated financing subsidiary SSLP 2016-1, LLC (the “SSLP SPV”). Such investments are pledged as collateral under the SSLP 2016-1, LLC Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Capital Ltd.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2018

(in thousands)

(17)

Indicates an investment that is wholly or partially held by Solar Capital Ltd. through its wholly-owned consolidated financing subsidiary SSLP II 2016-1, LLC (the “SSLP II SPV”). Such investments are pledged as collateral under the SSLP II 2016-1, LLC Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Capital Ltd.

(18)

Indicates an investment that is held by Solar Capital Ltd. through its wholly-owned consolidated financing subsidiary NEFPASS SPV, LLC (the “NEFPASS SPV”). Such investments are pledged as collateral under the NEFPASS SPV, LLC Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Capital Ltd.

(19)	On September 14, 2018 and September 18, 2018, the Company acquired 100% of the equity of SSLP II and SSLP, respectively, and as such is consolidating these investments as of this date.
*	Non-income producing security.
†	Represents estimated change in receivable balance.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2018

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2018
Diversified Financial Services (Crystal Financial LLC)	21.9%
Multi-Sector Holdings (includes NEF Holdings, LLC and Equipment Operating Leases, LLC)	15.0%
Health Care Providers & Services	11.7%
Pharmaceuticals	8.0%
Health Care Equipment & Supplies	6.3%
Communications Equipment	4.5%
Wireless Telecommunication Services	4.0%
Chemicals	3.6%
Media	2.8%
Road & Rail	2.7%
Consumer Finance	2.3%
Specialty Retail	2.1%
Diversified Consumer Services	2.0%
IT Services	1.8%
Trading Companies & Distributors	1.7%
Commercial Services & Supplies	1.6%
Thrifts & Mortgage Finance	1.4%
Airlines	1.3%
Oil, Gas & Consumable Fuels	1.2%
Insurance	1.1%
Software	0.9%
Aerospace & Defense	0.7%
Energy Equipment & Services	0.5%
Machinery	0.3%
Construction & Engineering	0.2%
Hotels, Restaurants & Leisure	0.2%
Paper & Forest Products	0.1%
Research & Consulting Services	0.1%
Health Care Technology	0.0%
Diversified Real Estate Activities	0.0%

Total Investments	100.0%

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

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Southern Nevada Oral & Maxillofacial Surgery, LLC (11)(13)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	$1,521	$1,521	$1,544
Southwest Traders, Inc. (11)(13)	Road & Rail	9.13%	11/21/2017	11/1/2020	202	202	202
ST Coaches, LLC (11)(13)	Road & Rail	8.23-8.72%	7/31/2017	10/1/2022-11/18/2022	3,703	3,703	3,703
Sturgeon Services International Inc. (11)(13)	Energy Equipment & Services	17.21%	7/31/2017	2/28/2022	2,212	2,212	2,225
Sun-Tech Leasing of Texas, L.P. (11)(13)	Road & Rail	8.68-10.60%	7/31/2017	5/4/2019-7/25/2021	1,253	1,253	1,252
Superior Transportation, Inc. (11)(13)	Road & Rail	9.77-10.26%	7/31/2017	4/23/2022-11/25/2022	3,451	3,451	3,423
The Smedley Company & Smedley Services, Inc. (11)(13)	Commercial Services & Supplies	11.63%	7/31/2017	2/10/2024	3,119	3,119	3,181
Tornado Bus Company (11)(13)	Road & Rail	10.78%	7/31/2017	9/1/2021	2,727	2,727	2,749
Waste Services of Tennessee, LLC (11)(13)	Commercial Services & Supplies	8.95-10.15%	7/31/2017	2/7/2021-11/29/2021	983	983	968
Waste Services of Texas, LLC (11)(13)	Commercial Services & Supplies	8.95%	7/31/2017	12/6/2021	190	190	185
WJV658, LLC (11)(13)	Airlines	8.50%	7/31/2017	7/1/2022	8,452	8,452	8,452
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc. (11)(13)	Construction & Engineering	7.50%	7/31/2017	10/1/2022	4,004	4,004	3,911

					Shares/ Units
NEF Holdings, LLC Equity Interests (3)(11)(12)	Multi-Sector Holdings		7/31/2017		200	145,000	145,500

Total Equipment Financing						$217,934	$218,583

Preferred Equity — 1.4%
SOAGG LLC (3)(5)(6)	Aerospace & Defense	8.00%	12/14/2010	6/30/2020	4,147	$4,147	$4,537
SOINT, LLC (3)(5)(6)	Aerospace & Defense	15.00%	6/8/2012	6/30/2020	77,014	7,701	8,300

Total Preferred Equity						$11,848	$12,837

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date		Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants — 50.0%
Ark Real Estate Partners LP (2)(3)(11)*	Diversified Real Estate Activities	3/12/2007		—	$527	$263
Ark Real Estate Partners II LP (2)(3)(11)*	Diversified Real Estate Activities	10/23/2012		—	12	6
aTyr Pharma, Inc. Warrants (11)*	Pharmaceuticals	11/18/2016		88,792	106	73
B Riley Financial Inc. (5)	Research & Consulting Services	3/16/2007		38,015	2,684	688
CardioDx, Inc. Warrants (11)*	Health Care Providers & Services	6/18/2015		3,986	129	—
CardioFocus, Inc. Warrants (11)*	Health Care Equipment & Supplies	3/31/2017		440,816	51	43
CAS Medical Systems, Inc. Warrants (11)*	Health Care Equipment & Supplies	6/30/2016		48,491	38	—
Cianna Medical, Inc. Warrants (11)*	Health Care Equipment & Supplies	9/28/2016		112,158	47	39
Claret Medical, Inc. Warrants (11)*	Health Care Equipment & Supplies	11/22/2017		367,737	42	42
Conventus Orthopaedics, Inc. Warrants (11)*	Health Care Equipment & Supplies	6/15/2016		157,500	65	43
Crystal Financial LLC (3)(5)(11)	Diversified Financial Services	12/28/2012		280,303	280,737	303,200
Delphinus Medical Technologies, Inc. Warrants (11)*	Health Care Equipment & Supplies	8/18/2017		380,904	74	66
Essence Group Holdings Corporation (Lumeris) Warrants (11)*	Health Care Technology	3/22/2017		208,000	63	155
PQ Bypass, Inc. Warrants (11)*	Health Care Equipment & Supplies	4/21/2016		176,471	70	38
RD Holdco Inc. (Rug Doctor) (3)(11)*	Diversified Consumer Services	12/23/2013		231,177	15,683	10,102
RD Holdco Inc. (Rug Doctor) Class B (3)(11)*	Diversified Consumer Services	12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)(11)*	Diversified Consumer Services	12/23/2013		30,370	381	35
Scynexis, Inc. Warrants (11)*	Pharmaceuticals	9/30/2016		122,435	105	3
Senior Secured Unitranche Loan Program LLC (3)(5)(11).	Asset Management	11/25/2015		—	89,716	88,736
Senior Secured Unitranche Loan Program II LLC (3)(5)(11)	Asset Management	8/5/2016		—	51,076	51,744
SentreHeart, Inc. Warrants (11)*	Health Care Equipment & Supplies	11/15/2016		261,825	126	79
Sunesis Pharmaceuticals, Inc. Warrants (11)*	Pharmaceuticals	3/31/2016		104,001	118	78

Total Common Equity/Equity Interests/Warrants					$447,066	$460,649

Total Investments(8) — 158.6%					$1,444,267	$1,461,170

			Maturity Date	Par Amount
Cash Equivalents — 15.7% U.S. Treasury Bill	Government	12/28/2017	2/8/2018	$145,000	$144,826	$144,826

Total Investments & Cash Equivalents —174.3%					$1,589,093	$1,605,996
Liabilities in Excess of Other Assets — (74.3%)						(684,391)

Net Assets — 100.0%						$921,605

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

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)		Change in Unrealized Gain (Loss)	Interest/ Dividend/ Other Income	Fair Value at December 31, 2017
Ark Real Estate Partners LP	$336	$—	$—	$(6	)†	$(73)	$—	$263
Ark Real Estate Partners II LP	8	—	—	—		(2)	—	6
AviatorCap SII, LLC I	497	—	487	—		—	31	10
Crystal Financial LLC	305,000	—	—	—		(1,800)	31,600	303,200
NEF Holdings, LLC	—	145,000	—	—		500	5,898	145,500
RD Holdco Inc. (Rug Doctor, common equity)	13,574	—	—	—		(3,472)	—	10,102
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—		—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	168	—	—	—		(133)	—	35
Rug Doctor LLC	9,111	—	—	—		(92)	1,149	9,111
SSLP	100,653	525	12,687	—		245	8,393	88,736
SSLP II	47,363	8,872	4,758	—		267	5,180	51,744
SOAGG LLC	5,806	—	1,476	—		207	394	4,537
SOINT, LLC	2,386	—	2,386	—		(6)	60	—
SOINT, LLC (preferred equity)	9,100	—	966	—		166	1,259	8,300

	$499,218	$154,397	$22,760	$(6)		$(4,193)	$53,964	$626,760

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

September 30, 2018

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

The Company’s investment objective is to maximize both current income and capital appreciation through debt and equity investments. The Company invests primarily in leveraged middle market companies in the form of senior secured loans, stretch-senior loans, unitranche loans, and to a lesser extent, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded.

Note 2. Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Company and certain wholly-owned subsidiaries, including SSLP and SSLP II effective September 2018. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to the current period presentation.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2018, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

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

(h)

In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in controlled investment company subsidiaries, including SSLP and SSLP II, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company (see notes 12 and 13).

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

(j)

The Company and its wholly-owned investment subsidiaries SSLP and SSLP II have made irrevocable elections to apply the fair value option of accounting to the senior secured credit facility (the “Credit Facility”), the unsecured senior notes due 2022 (the “2022 Unsecured Notes”), the consolidated SSLP Facility and the consolidated SSLP II Facility (see note 6 and 7), in accordance with ASC 825-10.

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

September 30, 2018

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures.

In August 2018, the US Securities and Exchange Commission adopted final rules to eliminate redundant, duplicative, overlapping, outdated or superseded disclosure requirements in light of other disclosure requirements, GAAP or changes in the information environment. These rules amend certain provisions of Regulation S-X and Regulation S-K, certain rules promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain related forms. These changes become effective thirty days after the date of publication in the Federal Register. The Company is evaluating the impact of these changes on its consolidated financial statements and disclosures.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

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

Note 3. Agreements

Solar Capital has an Advisory Agreement with the Investment Adviser, under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to, Solar Capital. For providing these services, the Investment Adviser receives a fee from Solar Capital, consisting of two components—a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of Solar Capital’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 1.75%. Prior to January 1, 2018, the annual rate was 2.00%. Effective August 2, 2018, the annual rate is 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter end. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2018 and 2017.

For the three and nine months ended September 30, 2018, the Company recognized $6,399 and $19,285, respectively, in base management fees and $4,604 and $14,109, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2017, the Company recognized $6,751 and $20,037, respectively, in base management fees and $4,329 and $12,395, respectively, in performance-based incentive fees.

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

For the three and nine months ended September 30, 2018, the Company recognized expenses under the Administration Agreement of $1,459 and $4,151, respectively. For the three and nine months ended September 30, 2017, the Company recognized expenses under the Administration Agreement of $1,346 and $3,994, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2018 and 2017.

Note 4. Net Asset Value Per Share

At September 30, 2018, the Company’s total net assets and net asset value per share were $927,592 and $21.95, respectively. This compares to total net assets and net asset value per share at December 31, 2017 of $921,605 and $21.81, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Earnings per share (basic & diluted)
Numerator - net increase in net assets resulting from operations:	$18,130	$17,163	$57,968	$53,104
Denominator - weighted average shares:	42,260,826	42,260,826	42,260,826	42,256,636
Earnings per share:	$0.43	$0.41	$1.37	$1.26

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2018 and December 31, 2017:

Fair Value Measurements

As of September 30, 2018

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$25,747	$756,396	$782,143
Equipment Financing	—	—	297,312	297,312
Preferred Equity	—	—	9,709	9,709
Common Equity/Equity Interests/Warrants	861	—	320,755	321,616

Total Investments	$861	$25,747	$1,384,172	$1,410,780

Liabilities:
Credit Facility, 2022 Unsecured Notes, SSLP Facility and SSLP II Facility	$—	$—	$363,166	$363,166

Fair Value Measurements

As of December 31, 2017

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$25,770	$743,331	$—	$769,101
Equipment Financing	—	—	218,583	—	218,583
Preferred Equity	—	—	12,837	—	12,837
Common Equity/Equity Interests/Warrants	688	—	319,481	140,480	460,649

Total Investments	$688	$25,770	$1,294,232	$140,480	$1,461,170

Liabilities:
Credit Facility and 2022 Unsecured Notes	$—	$—	$445,600	$—	$445,600

*

In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities. The two portfolio investments in this category are SSLP and SSLP II. See Note 11 & 12, respectively, for more information on these investments, including their investment strategies and the Company’s unfunded equity commitments to SSLP and SSLP II. Neither of these investments are redeemable by the Company absent an election by the members of the entities to liquidate all investments and distribute the proceeds to the members.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the nine months ended September 30, 2018 and the year ended December 31, 2017 as well as the portion of gains or

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2018 and December 31, 2017:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2017	$743,331	$218,583	$12,837	$319,481	$1,294,232
Total gains or losses included in earnings:
Net realized gain (loss)	405	17	—	282	704
Net change in unrealized gain (loss)	658	43	(151)	1,158	1,708
Purchase of investment securities	249,676	104,627	—	209	354,512
Proceeds from dispositions of investment securities.	(464,142)	(25,958)	(2,977)	(375)	(493,452)
Transfers in/out of Level 3	226,468	—	—	—	226,468

Fair value, September 30, 2018	$756,396	$297,312	$9,709	$320,755	$1,384,172

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$1,369	$(15)	$(151)	$1,158	$2,361

During the three months ended September 30, 2018, the Company’s investments in SSLP and SSLP II were consolidated, and as such the Level 3 assets held by SSLP and SSLP II are reflected as transfers into Level 3.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018:

Credit Facility, 2022 Unsecured Notes, SSLP Facility and SSLP II Facility	For the nine months ended September 30, 2018
Beginning fair value	$445,600
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	367,100
Repayments	(510,600)
Transfers in/out of Level 3	61,066

Ending fair value	$363,166

The Company and its wholly-owned investment subsidiaries SSLP and SSLP II have made irrevocable elections to apply the fair value option of accounting to the Credit Facility, the 2022 Unsecured Notes, the

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

consolidated SSLP Facility and the consolidated SSLP II Facility, in accordance with ASC 825-10. On September 30, 2018, there were borrowings of $164,000, $150,000, $22,998 and $26,168, respectively, on the Credit Facility, the 2022 Unsecured Notes, the SSLP Facility and the SSLP II Facility. As a result of the consolidation of SSLP and SSLP II, the SSLP Facility and the SSLP II Facility are shown as transfers into Level 3.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2018 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2018		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$756,396	Income Approach	Market Yield	6.6% – 15.1% (10.7%)
Equipment Financing	Asset	$ $	152,112 145,200	Income Approach Market Approach	Market Yield Return on Equity	7.2% – 18.9% (10.0%) 9.1% – 9.1% (9.1%)
Preferred Equity	Asset		$9,709	Income Approach	Market Yield	6.1% – 13.1% (10.9%)
Common Equity/Equity Interests/Warrants	Asset	$ $	19,255 301,500	Market Approach Market Approach	EBITDA Multiple Return on Equity	6.5x – 7.1x (7.1x) 7.6% – 16.6% (13.7%)
Credit Facility, SSLP Facility and SSLP II Facility	Liability		$213,166	Income Approach	Market Yield	L+1.4% – L+4.8% (L+2.1%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	4.5% – 4.9% (4.5%)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2017 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2017		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$743,331	Yield Analysis	Market Yield	7.6% – 22.8% (11.2%)
Equipment Financing	Asset	$ $	73,083 145,500	Yield Analysis Enterprise Value	Market Yield Return on Equity	7.6% – 39.1% (10.0%) 11.8% – 11.8% (11.8%)
Preferred Equity	Asset		$12,837	Yield Analysis	Market Yield	6.2% – 13.4% (10.9%)
Common Equity/Equity Interests/Warrants	Asset	$ $	16,281 303,200	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	5.5x – 6.5x (6.3x) 7.3% – 14.0% (14.0%)
Credit Facility	Liability		$295,600	Yield Analysis	Market Yield	L+1.4% – L+4.8% (L+2.0%)
2022 Unsecured Notes	Liability		$150,000	Yield Analysis	Market Yield	4.5% – 4.9% (4.5%)

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

Revolving and Term Loan Facilities

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505,000 of revolving credit and $50,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its two non-extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110,000 to $395,000. On April 30, 2018, the revolving credit commitments under the Company’s Credit Facility were expanded by $50,000 from $395,000 to $445,000 and on July 13, 2018, revolving credit commitments were further expanded by $35,000 to $480,000. At September 30, 2018, outstanding USD equivalent borrowings under the Credit Facility totaled $164,000, composed of $114,000 of revolving credit and $50,000 of term loans.

On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200,000 senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $22,998 of borrowings outstanding as of September 30, 2018.

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP II, as borrower entered into a $100,000 senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. There were $26,168 of borrowings outstanding as of September 30, 2018.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly owned subsidiary of NEFPASS LLC, as borrower entered into a $50,000 senior secured revolving credit facility (the “NEFPASS Facility”) with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $30,000 of borrowings outstanding as of September 30, 2018.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

The Company and its wholly-owned investment subsidiaries SSLP and SSLP II have made irrevocable elections to apply the fair value option of accounting to the Credit Facility, the 2022 Unsecured Notes, the consolidated SSLP Facility and the consolidated SSLP II Facility, in accordance with ASC 825-10. We believe accounting for these facilities at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. ASC 825-10 requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the above facilities are reported in the Consolidated Statement of Operations.

The average annualized interest cost for all borrowings for the nine months ended September 30, 2018 and the year ended December 31, 2017 was 4.27% and 4.73%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the Tranche C Notes, the NEFPASS Facility, the SSLP Facility, the SSLP II Facility and the 2023 Unsecured Notes (collectively the “Credit Facilities”), if any. During the year ended December 31, 2017, the Company expensed $591 in conjunction with the February 2017 issue of 2022 Unsecured Notes. The maximum amounts borrowed on the Credit Facilities during the nine months ended September 30, 2018 and the year ended December 31, 2017 were $592,600 and $606,600, respectively.

Note 9. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the nine months ended September 30, 2018 and for the year ended December 31, 2017:

	Nine months ended September 30, 2018	Year ended December 31, 2017 (audited)
Per Share Data: (a)
Net asset value, beginning of year	$21.81	$21.74

Net investment income	1.34	1.62
Net realized and unrealized gain	0.03	0.05

Net increase in net assets resulting from operations	1.37	1.67
Distributions to stockholders:
From net investment income	(1.23)	(1.60)

Net asset value, end of period	$21.95	$21.81

Per share market value, end of period	$21.38	$20.21
Total Return (b)	12.13%	4.47%
Net assets, end of period	$927,592	$921,605
Shares outstanding, end of period	42,260,826	42,260,826
Ratios to average net assets (c):
Net investment income	6.11%	7.43%

Operating expenses	4.47%	5.80%
Interest and other credit facility expenses	1.90%	2.35%*

Total expenses	6.37%	8.15%

Average debt outstanding	$510,524	$414,264
Portfolio turnover ratio	26.1%	24.9%

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

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

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2018 (through September 30, 2018)	$114,000	$675	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2018 (through September 30, 2018)	150,000	888	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2018 (through September 30, 2018)	21,000	124	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2018 (through September 30, 2018)	75,000	444	—	N/A
Fiscal 2017	75,000	374	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2018 (through September 30, 2018)	50,000	296	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
NEFPASS Facility
Fiscal 2018 (through September 30, 2018)	30,000	178	—	N/A
SSLP Facility
Fiscal 2018 (through September 30, 2018)	22,998	136	—	N/A
SSLP II Facility
Fiscal 2018 (through September 30, 2018)	26,168	155	—	N/A
Total Senior Securities

Fiscal 2018 (through September 30, 2018)	$489,166	$2,896	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of September 30, 2018, asset coverage was 289.6%.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)

Not applicable except for the 2042 Unsecured Notes which were publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2018, 2017, 2016, 2015, 2014, 2013 and 2012 periods was N/A, N/A, $100,175, $98,196, $94,301, $93,392, and $92,302, respectively.

Note 10. Crystal Financial LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions (the “Crystal Acquisition”). We invested $275,000 in cash to effect the Crystal Acquisition. Crystal Financial owned approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest was held by various employees of Crystal Financial LLC, through their investment in Crystal Management LP. Crystal Financial LLC had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On January 27, 2014, the revolving credit facility was expanded to $300,000. On May 18, 2015, the revolving credit facility was expanded to $350,000. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in Crystal Financial LLC for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in Crystal Financial LLC. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. On March 20, 2018, the revolving credit facility was amended, reducing commitments to $275,000.

As of September 30, 2018 Crystal Financial LLC had 30 funded commitments to 26 different issuers with a total par value of approximately $435,294 on total assets of $478,129. As of December 31, 2017, Crystal Financial LLC had 27 funded commitments to 23 different issuers with a total par value of approximately $300,876 on total assets of $448,465. As of September 30, 2018 and December 31, 2017, the largest loan outstanding totaled $40,000 and $35,954, respectively. For the same periods, the average exposure per issuer was $16,742 and $13,082, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $206,395 and $176,454 of borrowings outstanding at September 30, 2018 and December 31, 2017, respectively. For the three months ended September 30, 2018 and 2017, Crystal Financial LLC had net income of $6,485 and $7,749, respectively, on gross income of $11,653 and $11,716, respectively. For the nine months ended September 30, 2018 and 2017, Crystal Financial LLC had net income of $18,609 and $23,619, respectively, on gross income of $33,585 and $39,755, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

Note 11. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of September 30, 2018 and December 31, 2017 is $108,990 and $62,044, respectively, comprised of the following:

	September 30, 2018	December 31, 2017
Crystal Financial LLC*	$44,263	$44,263
BioElectron Technology Corporation**	17,500	—
Phynet Dermatology LLC	12,385	—
Cardiva Medical, Inc.**	9,000	—
Breathe Technologies, Inc.**	8,000	—
Corindus Vascular Robotics, Inc.**	6,217	—
Delphinus Medical Technologies, Inc.**	3,750	3,750
Atria Wealth Solutions, Inc	3,682	—
Solara Medical Supplies, Inc	1,718	—
Datto, Inc	1,683	1,683
iCIMS, Inc	792	—
MRI Software LLC	—	2,361
Radiology Partners, Inc	—	878
Alera Group Intermediate Holdings, Inc	—	3,885
Accentcare, Inc	—	3,397
CardioFocus, Inc	—	1,000
WJV658, LLC	—	827

Total Commitments	$108,990	$62,044

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.
**

Commitments are subject to the portfolio company achieving certain milestones. As of September 30, 2018, these milestones have not yet been achieved, and as such the portfolio company would not have been able to draw on any of the stated commitment at that time.

As of September 30, 2018 and December 31, 2017, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

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

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200,000 senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $22,998 and $74,248 of borrowings outstanding as of September 30, 2018 and December 31, 2017, respectively. On September 18, 2018, the Company acquired Voya’s share of the equity in SSLP and now holds 100% of the equity in SSLP. As such, the Company is consolidating SSLP as of this date. For financial reporting purposes, assets consolidated were recorded at fair value and the cost basis of the assets consolidated were carried forward to align with the ongoing reporting of the Company’s realized and unrealized gains and losses. Also due to the consolidation, the current $354 in unrealized depreciation on the Company’s equity investment in SSLP is being reflected in unrealized depreciation in our consolidated assets and liabilities as well as an adjustment to net increase in net assets resulting from operations on the Company’s consolidated statement of cash flows. The effect of consolidation did not affect the Company’s net assets at September 30, 2018.

As of September 30, 2018 and December 31, 2017, SSLP had total assets of $125,481 and $179,241, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 7 and 10 different borrowers, respectively. For the three months ended September 30, 2018 and September 30, 2017, SSLP invested $0 in 0 portfolio companies and $1,694 in 2 portfolio companies, respectively. Investments prepaid or sold totaled $60,617 and $2,574 for the same periods, respectively. At September 30, 2018 and December 31, 2017, the weighted average yield of SSLP’s portfolio was 9.3% and 8.1%, respectively, measured at fair value and 9.2% and 8.1%, respectively, measured at cost.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

SSLP Portfolio as of September 30, 2018

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
Alteon Health, LLC (fka Island Medical)	Health Care Providers & Services	L+650	1.00%	8.74%	9/1/22	$10,484	$10,403	$10,013
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	7.23%	8/1/21	2,625	2,610	2,625
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675	1.00%	8.99%	12/14/21	26,350	26,112	26,350
On Location Events, LLC & PrimeSport Holdings Inc.	Media	L+550	1.00%	7.83%	9/29/21	16,942	16,776	16,815
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	7.84%	7/5/22	20,908	20,691	20,908
PPT Management Holdings, LLC	Health Care Providers & Services	L+750PIK	1.00%	9.69%	12/16/22	10,921	10,840	9,283
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	6.64%	11/25/21	1,541	1,532	1,541
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+826	1.00%	10.65%	11/25/21	19,469	19,233	19,469

							$108,197	$107,004

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2018.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

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

Below is certain summarized financial information for SSLP as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017:

	September 30, 2018	December 31, 2017
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $108,197 and $174,828, respectively)	$107,004	$174,582
Cash and other assets	18,477	4,659

Total assets	$125,481	$179,241

Debt outstanding	$22,998	$74,248
Distributions payable	2,752	2,200
Interest payable and other credit facility related expenses	1,063	1,161
Accrued expenses and other payables	141	219

Total liabilities	$26,954	$77,828

Members’ equity	$98,527	$101,413

Total liabilities and members’ equity	$125,481	$179,241

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Selected Income Statement Information for SSLP:
Interest income	$3,843	$3,495	$11,215	$10,730

Service fees*	$21	$28	$78	$89
Interest and other credit facility expenses	1,062	1,109	3,538	2,795
Other general and administrative expenses	7	21	93	96

Total expenses	1,090	1,158	3,709	2,980

Net investment income	$2,753	$2,337	$7,506	$7,750

Realized gain (loss) on investments	(125)	—	(122)	127
Net change in unrealized gain (loss) on investments	(602)	88	(948)	310

Net realized and unrealized gain (loss) on investments	(727)	88	(1,070)	437

Net income	$2,026	$2,425	$6,436	$8,187

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

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

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP II, as borrower entered into a $100,000 senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. There were $26,168 and $48,788 of borrowings outstanding as of September 30, 2018 and December 31, 2017, respectively. On September 14, 2018, the Company acquired WFI’s share of the equity in SSLP II and now holds 100% of the equity in SSLP II. As such, the Company is consolidating SSLP II as of this date. For financial reporting purposes, assets consolidated were recorded at fair value and the cost basis of the assets consolidated were carried forward to align with the ongoing reporting of the Company’s realized and unrealized gains and losses. Also due to the consolidation, the current $91 in unrealized depreciation on the Company’s equity investment in SSLP II is being reflected in unrealized depreciation in our consolidated assets and liabilities as well as an adjustment to net increase in net assets resulting from operations on the Company’s consolidated statement of cash flows. The effect of consolidation did not affect the Company’s net assets at September 30, 2018.

As of September 30, 2018 and December 31, 2017, SSLP II had total assets of $95,199 and $124,736, respectively. For the same periods, SSLP II’s portfolio consisted of floating rate senior secured loans to 12 and 15 different borrowers, respectively. For the three months ended September 30, 2018 and September 30, 2017, SSLP II invested $64 in 1 portfolio company and $11,668 in 5 portfolio companies, respectively. Investments prepaid or sold totaled $47,077 and $1,380 for the same periods, respectively. At September 30, 2018 and December 31, 2017, the weighted average yield of SSLP II’s portfolio was 9.3% and 8.0%, respectively, measured at fair value and 9.4% and 8.3%, respectively, measured at cost.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

SSLP II Portfolio as of September 30, 2018

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
Alteon Health, LLC (fka Island Medical)	Health Care Providers & Services	L+650	1.00%	8.74%	9/1/22	$4,830	$4,793	$4,613
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650	1.00%	8.84%	12/8/21	10,679	9,964	10,679
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	7.23%	8/1/21	1,210	1,203	1,210
Atria Wealth Solutions, Inc.	Diversified Financial Services	L+600	1.00%	8.61%	11/30/22	8,416	8,331	8,331
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675	1.00%	8.99%	12/14/21	7,722	7,722	7,722
Global Holdings LLC & Payment Concepts LLC	Consumer Finance	L+650	1.00%	9.83%	5/5/22	7,159	7,049	7,159
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	7.99%	12/22/24	7,197	7,131	7,197
On Location Events, LLC & PrimeSport Holdings Inc.	Media	L+550	1.00%	7.83%	9/29/21	7,808	7,732	7,750
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	7.84%	7/5/22	8,480	8,390	8,480
PPT Management Holdings, LLC	Health Care Providers & Services	L+750PIK	1.00%	9.69%	12/16/22	8,389	8,327	7,130
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	6.64%	11/25/21	566	566	566
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+826	1.00%	10.65%	11/25/21	7,178	7,093	7,178
Solara Medical Supplies, Inc.	Health Care Providers & Services	L+600	1.00%	8.39%	5/31/23	3,462	3,412	3,427

							$81,713	$81,442

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2018.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

Below is certain summarized financial information for SSLP II as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017:

	September 30, 2018	December 31, 2017
Selected Balance Sheet Information for SSLP II:
Investments at fair value (cost $81,713 and $120,132, respectively)	$81,442	$121,376
Cash and other assets	13,757	3,360

Total assets	$95,199	$124,736

Debt outstanding	$26,168	$48,788
Payable for investments purchased	10,330	9,281
Distributions payable	2,389	1,638
Interest payable and other credit facility related expenses	741	654
Accrued expenses and other payables	174	217

Total liabilities	$39,802	$60,578

Members’ equity	$55,397	$64,158

Total liabilities and members’ equity	$95,199	$124,736

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Selected Income Statement Information for SSLP II:
Interest income	$3,125	$2,363	$8,273	$6,616

Service fees*	$23	$28	$83	$80
Interest and other credit facility expenses	707	558	2,205	1,496
Other general and administrative expenses	6	20	83	85

Total expenses	736	606	2,371	1,661

Net investment income	$2,389	$1,757	$5,902	$4,955

Realized gain on investments	(14)	—	(13)	46
Net change in unrealized gain (loss) on investments	(674)	(297)	(1,516)	128

Net realized and unrealized gain (loss) on investments	(688)	(297)	(1,529)	174

Net income	$1,701	$1,460	$4,373	$5,129

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Note 14. Solar Life Science Program LLC

On February 22, 2017, the Company, through its commitment to SSLP III, and Solar Senior Capital Ltd. formed LSJV with an affiliate of Deerfield Management. SSLP III committed approximately $49,977 to LSJV. On March 10, 2017, SSLP III was dissolved. On August 16, 2018, the LSJV was dissolved, without commencing operations.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

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

As of September 30, 2018, NEF had 221 funded equipment-backed leases and loans to 86 different customers with a total net investment in leases and loans of approximately $249,868 on total assets of $299,962. As of December 31, 2017, NEF had 223 funded equipment-backed leases and loans to 90 different customers with a total net investment in leases and loans of approximately $222,972 on total assets of $289,483. As of September 30, 2018 and December 31, 2017, the largest position outstanding totaled $28,863 and $15,959, respectively. For the same periods, the average exposure per customer was $2,905 and $2,477, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $124,599 and $71,010 of borrowings outstanding at September 30, 2018 and December 31, 2017, respectively. During the quarter, NEF exercised its option to redeem the remaining securitization notes. The securitization notes balance on December 31, 2017 was $71,656. For the three and nine months ended September 30, 2018, NEF had net income of $149 and $2,937, respectively, on gross income of $7,237 and $21,497, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 16. Capital Share Transactions

As of September 30, 2018 and December 31, 2017, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Nine months ended September 30, 2018	Year ended December 31, 2017	Nine months ended September 30, 2018	Year ended December 31, 2017
Shares issued in reinvestment of distributions	—	12,301	$—	$280

Note 17. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

The Small Business Credit Availability Act permits BDCs to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, subject to certain requirements described therein. At the

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2018

(in thousands, except share amounts)

Company’s Annual Stockholder Meeting held on October 11, 2018, the Company’s stockholders approved the proposal to authorize the Company to become subject to a minimum asset coverage ratio of at least 150% effective as of October 12, 2018.

On November 5, 2018, our Board declared a quarterly distribution of $0.41 per share payable on January 4, 2019 to holders of record as of December 20, 2018.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Capital Ltd.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (the Company) as of September 30, 2018, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2018 and 2017, the related consolidated statement of changes in net assets for the nine-month period ended September 30, 2018, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

November 5, 2018

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, stretch-senior loans, unitranche loans, and to a lesser extent, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives. Our investment activities are managed by Solar Capital Partners, LLC (the “Investment Adviser”) and supervised by our board of directors, a majority of whom are non-interested, as such term is defined in the 1940 Act. Solar Capital Management, LLC (the “Administrator”) provides the administrative services necessary for us to operate.

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

As of September 30, 2018, the Investment Adviser has directly invested over $7.5 billion in more than 350 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 190 different financial sponsors.

Recent Developments

The Small Business Credit Availability Act permits BDCs to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, subject to certain requirements described therein. At the Company’s Annual Stockholder Meeting held on October 11, 2018, the Company’s stockholders approved the proposal to authorize the Company to become subject to a minimum asset coverage ratio of at least 150% effective as of October 12, 2018.

On November 5, 2018, our Board declared a quarterly distribution of $0.41 per share payable on January 4, 2019 to holders of record as of December 20, 2018.

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

Revenue

We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may sell. Our debt investments generally have a stated term of three to seven years and typically bear interest at a floating rate usually determined on the basis of a benchmark London interbank offered rate (“LIBOR”), commercial paper rate, or the prime rate. Interest on our debt investments is generally payable monthly or quarterly but may be bi-monthly or semi-annually. In addition, our investments may provide payment-in-kind (“PIK”) interest. Such amounts of accrued PIK interest are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

Portfolio and Investment Activity

During the three months ended September 30, 2018, we invested approximately $116.1 million across 28 portfolio companies. This compares to investing approximately $226.1 million in 37 portfolio companies for the three months ended September 30, 2017. Investments sold, prepaid or repaid during the three months ended September 30, 2018 totaled approximately $161.2 million versus approximately $55.7 million for the three months ended September 30, 2017.

At September 30, 2018, our portfolio consisted of 110 portfolio companies and was invested 36.7% in cash flow senior secured loans, 27.6% in asset-based senior secured loans / Crystal Financial, 21.1% in equipment senior secured financings / NEF, and 14.6% in life science senior secured loans, in each case, measured at fair value, versus 88 portfolio companies invested 39.5% in cash flow senior secured loans, 30.2% in asset-based senior secured loans / Crystal Financial, 15.3% in equipment senior secured financings / NEF and 15.0% in life science senior secured loans, in each case, measured at fair value, at September 30, 2017.

At September 30, 2018, 76.2% or $1.06 billion of our income producing investment portfolio* is floating rate and 23.8% or $331.5 million is fixed rate, measured at fair value. At September 30, 2017, 81.4% or $1.12 billion of our income producing investment portfolio* was floating rate and 18.6% or $255.8 million was fixed rate, measured at fair value. As of September 30, 2018 and 2017, we had zero issuers on non-accrual status.

Since inception through September 30, 2018, Solar Capital and its predecessor companies have invested approximately $5.6 billion in more than 240 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 150 different financial sponsors.

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

As of September 30, 2018, Crystal Financial LLC had 30 funded commitments to 26 different issuers with a total par value of approximately $435.3 million on total assets of $478.1 million. As of December 31, 2017,

*	We have included Crystal Financial LLC, NEF Holdings LLC, Senior Secured Unitranche Loan Program LLC and Senior Secured Unitranche Loan Program II LLC within our income producing investment portfolio.

Crystal Financial LLC had 27 funded commitments to 23 different issuers with a total par value of approximately $300.9 million on total assets of $448.5 million. As of September 30, 2018 and December 31, 2017, the largest loan outstanding totaling $40.0 million and $36.0 million, respectively. For the same periods, the average exposure per issuer was $16.7 million and $13.1 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $206.4 million and $176.5 million of borrowings outstanding at September 30, 2018 and December 31, 2017, respectively. For the three months ended September 30, 2018 and September 30, 2017, Crystal Financial LLC had net income of $6.5 million and $7.7 million, respectively, on gross income of $11.7 million and $11.7 million, respectively. For the nine months ended September 30, 2018 and September 30, 2017, Crystal Financial LLC had net income of $18.6 million and $23.6 million, respectively, on gross income of $33.6 million and $39.8 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Crystal Financial LLC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Crystal Financial LLC will be able to maintain consistent dividend payments to us.

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

As of September 30, 2018, NEF had 221 funded equipment-backed leases and loans to 86 different customers with a total net investment in leases and loans of approximately $249.9 million on total assets of $300.0 million. As of December 31, 2017, NEF had 223 funded equipment-backed leases and loans to 90 different customers with a total net investment in leases and loans of approximately $223.0 million on total assets of $289.5 million. As of September 30, 2018 and December 31, 2017, the largest position outstanding totaled $28.9 million and $16.0 million, respectively. For the same periods, the average exposure per customer was $2.9 million and $2.5 million, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $124.6 million and $71.0 million of borrowings outstanding at September 30, 2018 and December 31, 2017, respectively. During the quarter, NEF exercised its option to redeem the remaining securitization notes. The securitization notes balance on December 31, 2017 was $71.7 million. For the three and nine months ended September 30, 2018, NEF had net income of $0.1 million and $2.9 million, respectively, on gross income of $7.2 million and $21.5 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NEF’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NEF will be able to maintain consistent dividend payments to us.

Solar Life Science Program LLC

On February 22, 2017, the Company, through its commitment to Senior Secured Unitranche Loan Program III (“SSLP III”), and Solar Senior Capital Ltd. formed Solar Life Science Program (“LSJV”) with an affiliate of Deerfield Management. SSLP III committed approximately $50.0 million to LSJV. On March 10, 2017, SSLP III was dissolved. On August 16, 2018, the LSJV was dissolved, without commencing operations.

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

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200.0 million senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $23.0 and $74.2 million of borrowings outstanding as of September 30, 2018 and December 31, 2017, respectively. On September 18, 2018, the Company acquired Voya’s share of the equity in SSLP and now holds 100% of the equity in SSLP. As such, the Company is consolidating SSLP as of this date. For financial reporting purposes, assets consolidated were recorded at fair value and the cost basis of the assets consolidated were carried forward to align with the ongoing reporting of the Company’s realized and unrealized gains and losses. Also due to the consolidation, the current $0.35 million in unrealized depreciation on the Company’s equity investment in SSLP is being reflected in unrealized depreciation in our consolidated assets and liabilities as well as an adjustment to net increase in net assets resulting from operations on the Company’s consolidated statement of cash flows. The effect of consolidation did not affect the Company’s net assets at September 30, 2018.

As of September 30, 2018 and December 31, 2017, SSLP had total assets of $125.5 million and $179.2 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 7 and 10 different borrowers, respectively. For the three months ended September 30, 2018 and 2017, SSLP invested $0 in 0 portfolio companies and $1.7 million in 2 portfolio companies, respectively. Investments prepaid or sold totaled $60.6 million and $2.6 million, respectively, for the three months ended September 30,

2018 and 2017. At September 30, 2018 and December 31, 2017, the weighted average yield of SSLP’s portfolio was 9.3% and 8.1%, respectively, measured at fair value and 9.2% and 8.1%, respectively, measured at cost.

SSLP Portfolio as of September 30, 2018 (dollar amounts in thousands)

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
Alteon Health, LLC (fka Island Medical)	Health Care Providers & Services	L+650	1.00%	8.74%	9/1/22	$10,484	$10,403	$10,013
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	7.23%	8/1/21	2,625	2,610	2,625
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675	1.00%	8.99%	12/14/21	26,350	26,112	26,350
On Location Events, LLC & PrimeSport Holdings Inc.	Media	L+550	1.00%	7.83%	9/29/21	16,942	16,776	16,815
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	7.84%	7/5/22	20,908	20,691	20,908
PPT Management Holdings, LLC	Health Care Providers & Services	L+750PIK	1.00%	9.69%	12/16/22	10,921	10,840	9,283
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	6.64%	11/25/21	1,541	1,532	1,541
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+826	1.00%	10.65%	11/25/21	19,469	19,233	19,469

							$108,197	$107,004

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2018.

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

Below is certain summarized financial information for SSLP as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017:

	September 30, 2018	December 31, 2017
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $108,197 and $174,828, respectively)	$107,004	$174,582
Cash and other assets	18,477	4,659

Total assets	$125,481	$179,241

Debt outstanding	$22,998	$74,248
Distributions payable	2,752	2,200
Interest payable and other credit facility related expenses	1,063	1,161
Accrued expenses and other payables	141	219

Total liabilities	$26,954	$77,828

Members’ equity	$98,527	$101,413

Total liabilities and members’ equity	$125,481	$179,241

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Selected Income Statement Information for SSLP (in thousands):
Interest income	$3,843	$3,495	$11,215	$10,730

Service fees*	$21	$28	$78	$89
Interest and other credit facility expenses	1,062	1,109	3,538	2,795
Other general and administrative expenses	7	21	93	96

Total expenses	1,090	1,158	3,709	2,980

Net investment income	$2,753	$2,337	$7,506	$7,750

Realized gain (loss) on investments	(125)	—	(122)	127
Net change in unrealized gain (loss) on investments	(602)	88	(948)	310

Net realized and unrealized gain (loss) on investments	(727)	88	(1,070)	437

Net income	$2,026	$2,425	$6,436	$8,187

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

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

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP II, as borrower entered into a $100 million senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. There were $26.2 million and $48.8 million of borrowings outstanding as of September 30, 2018 and December 31, 2017, respectively. On September 14, 2018, the Company acquired WFI’s share of the equity in SSLP II and now holds 100% of the equity in SSLP II. As such, the Company is consolidating SSLP II as of this date. For financial reporting purposes, assets consolidated were recorded at fair value and the cost basis of the assets consolidated were carried forward to align with the ongoing reporting of the Company’s realized and unrealized gains and losses. Also due to the consolidation, the current $0.09 million in unrealized depreciation on the Company’s equity investment in SSLP II is being reflected in unrealized depreciation in our consolidated assets and liabilities as well as an adjustment to net increase in net assets resulting from operations on the Company’s consolidated statement of cash flows. The effect of consolidation did not affect the Company’s net assets at September 30, 2018.

As of September 30, 2018 and December 31, 2017, SSLP II had total assets of $95.2 million and $124.7 million, respectively. For the same periods, SSLP II’s portfolio consisted of floating rate senior secured loans to 12 and 15 different borrowers, respectively. For the three months ended September 30, 2018 and September 30, 2017, SSLP II invested $0.1 million in 1 portfolio company and $11.7 million in 5 portfolio companies, respectively. Investments prepaid or sold totaled $47.1 million and $1.4 million for the same periods, respectively. At September 30, 2018 and December 31, 2017, the weighted average yield of SSLP II’s portfolio was 9.3% and 8.0%, respectively, measured at fair value and 9.4% and 8.3%, respectively, measured at cost.

SSLP II Portfolio as of September 30, 2018 (dollar amounts in thousands)

Description	Industry	Spread Above Index (1)	LIBOR Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
Alteon Health, LLC (fka Island Medical)	Health Care Providers & Services	L+650	1.00%	8.74%	9/1/22	$4,830	$4,793	$4,613
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650	1.00%	8.84%	12/8/21	10,679	9,964	10,679
Associated Pathologists, LLC	Health Care Providers & Services	L+500	1.00%	7.23%	8/1/21	1,210	1,203	1,210
Atria Wealth Solutions, Inc.	Diversified Financial Services	L+600	1.00%	8.61%	11/30/22	8,416	8,331	8,331
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675	1.00%	8.99%	12/14/21	7,722	7,722	7,722
Global Holdings LLC & Payment Concepts LLC	Consumer Finance	L+650	1.00%	9.83%	5/5/22	7,159	7,049	7,159
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	7.99%	12/22/24	7,197	7,131	7,197
On Location Events, LLC & PrimeSport Holdings Inc.	Media	L+550	1.00%	7.83%	9/29/21	7,808	7,732	7,750
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	7.84%	7/5/22	8,480	8,390	8,480
PPT Management Holdings, LLC	Health Care Providers & Services	L+750PIK	1.00%	9.69%	12/16/22	8,389	8,327	7,130
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425	1.00%	6.64%	11/25/21	566	566	566
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+826	1.00%	10.65%	11/25/21	7,178	7,093	7,178
Solara Medical Supplies, Inc.	Health Care Providers & Services	L+600	1.00%	8.39%	5/31/23	3,462	3,412	3,427

							$81,713	$81,442

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2018.

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

Below is certain summarized financial information for SSLP II as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017:

	September 30, 2018	December 31, 2017
Selected Balance Sheet Information for SSLP II (in thousands):
Investments at fair value (cost $81,713 and $120,132, respectively)	$81,442	$121,376
Cash and other assets	13,757	3,360

Total assets	$95,199	$124,736

Debt outstanding	$26,168	$48,788
Payable for investments purchased	10,330	9,281
Distributions payable	2,389	1,638
Interest payable and other credit facility related expenses	741	654
Accrued expenses and other payables	174	217

Total liabilities	$39,802	$60,578

Members’ equity	$55,397	$64,158

Total liabilities and members’ equity	$95,199	$124,736

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Selected Income Statement Information for SSLP II (in thousands):
Interest income	$3,125	$2,363	$8,273	$6,616

Service fees*	$23	$28	$83	$80
Interest and other credit facility expenses	707	558	2,205	1,496
Other general and administrative expenses	6	20	83	85

Total expenses	736	606	2,371	1,661

Net investment income	$2,389	$1,757	$5,902	$4,955

Realized gain on investments	(14)	—	(13)	46
Net change in unrealized gain (loss) on investments	(674)	(297)	(1,516)	128

Net realized and unrealized gain (loss) on investments	(688)	(297)	(1,529)	174

Net income	$1,701	$1,460	$4,373	$5,129

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2018, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

Valuation of Credit Facility, 2022 Unsecured Notes, SSLP Facility and SSLP II Facility

The Company and its wholly-owned investment subsidiaries SSLP and SSLP II have made irrevocable elections to apply the fair value option of accounting to the Credit Facility, the 2022 Unsecured Notes, the consolidated SSLP Facility and the consolidated SSLP II Facility, in accordance with ASC 825-10. We believe accounting for the Credit Facility, 2022 Unsecured Notes, the SSLP Facility and the SSLP II Facility at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and nine months ended September 30, 2018, capitalized PIK income totaled $0.05 million and $0.1 million, respectively. For the three and nine months ended September 30, 2017, capitalized PIK income totaled $0.1 million and $0.2 million, respectively.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this

Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures.

In August 2018, the US Securities and Exchange Commission adopted final rules to eliminate redundant, duplicative, overlapping, outdated or superseded disclosure requirements in light of other disclosure requirements, GAAP or changes in the information environment. These rules amend certain provisions of Regulation S-X and Regulation S-K, certain rules promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain related forms. These changes become effective thirty days after the date of publication in the Federal Register. The Company is evaluating the impact of these changes on its consolidated financial statements and disclosures.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended September 30, 2018 and September 30, 2017:

Investment Income

For the three and nine months ended September 30, 2018, gross investment income totaled $37.1 million and $115.3 million, respectively. For the three and nine months ended September 30, 2017, gross investment income totaled $36.1 million and $104.4 million, respectively. The increase in gross investment income for the year over year three and nine month periods was primarily due to growth of the average income producing investment portfolio.

Expenses

Expenses totaled $18.7 million and $58.9 million, respectively, for the three and nine months ended September 30, 2018, of which $11.0 million and $33.4 million, respectively, were base management fees and performance-based incentive fees and $5.5 million and $17.5 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.2 million and $7.9 million, respectively, for the three and nine months ended September 30, 2018. Expenses totaled $18.8 million and $54.7 million, respectively, for the three and nine months ended September 30, 2017, of which $11.1 million and $32.4 million, respectively, were base management fees and performance-based incentive fees and $5.3 million and $16.0 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.4 million and $6.3 million, respectively, for the three and nine months ended September 30, 2017. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the nine months ended September 30, 2018 versus the nine months ended September 30, 2017 was primarily due to higher performance-based incentive fees resulting from higher income and higher interest expense resulting from an increase in average borrowings to support a larger average income producing investment portfolio.

Net Investment Income

The Company’s net investment income totaled $18.4 million and $56.4 million, or $0.44 and $1.34, per average share, respectively, for the three and nine months ended September 30, 2018. The Company’s net investment income totaled $17.3 million and $49.7 million, or $0.41 and $1.18, per average share, respectively, for the three and nine months ended September 30, 2017.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $161 million and $505 million, respectively, for the three and nine months ended September 30, 2018. Net realized gains over the same periods were $0.7 million and $1.2 million, respectively. The Company had investment sales and prepayments totaling approximately $56 million and $271 million, respectively, for the three and nine months ended September 30, 2017. Net realized losses over the same periods were $8.5 million and $8.1 million, respectively. Net realized gains for the three and nine months ended September 30, 2018 were related to the sale of select assets and the redemption of our warrants in Claret Medical. Net realized losses for the three and nine months ended September 30, 2017 were primarily related to the exit of Direct Buy Inc. from the portfolio.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2018, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($1.0) million and $0.3 million, respectively. For the three and nine months ended September 30, 2017, net change in unrealized gain on the Company’s assets and liabilities totaled $8.4 million and $11.4 million, respectively. Net unrealized loss for the three months ended September 30, 2018 is primarily due to depreciation in the value of our investments in Rug Doctor and NEF Holdings, among others, partially offset by appreciation on our investments in Crystal Financial LLC and Bishop Lifting Products, Inc., among others. Net unrealized gain for the nine months ended September 30, 2018 is primarily due to appreciation in the value of our investments in Rug Doctor and Bishop Lifting Products, Inc., among others, partially offset by depreciation on our investments in Crystal Financial LLC and Kore Wireless Group, Inc., among others. Net unrealized gain for the three months ended September 30, 2017 is primarily due to the reversal of unrealized depreciation on our investment in Direct Buy Inc. due to its exit from the portfolio, as well as appreciation in the value of our investments in Breathe Technologies, Inc. and Aegis Toxicology Sciences Corporation, among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Rug Doctor, Kore Wireless Group, Inc., American Teleconferencing Services, Ltd. and Crystal Financial LLC, among others. Net unrealized gain for the nine months ended September 30, 2017 is primarily due to the reversal of unrealized depreciation on our investment in Direct Buy Inc. due to its exit from the portfolio, as well as appreciation in the value of our investments in Bishop Lifting Products, Inc., Breathe Technologies, Inc., Aegis Toxicology Sciences Corporation, and Senior Secured Unitranche Loan Program LLC, among others. Partially offsetting the net change in unrealized gain was unrealized depreciation on our investments in Rug Doctor and Kore Wireless Group, Inc., among others.

Net Increase in Net Assets From Operations

For the three and nine months ended September 30, 2018, the Company had a net increase in net assets resulting from operations of $18.1 million and $58.0 million, respectively. For the same periods, earnings per average share were $0.43 and $1.37, respectively. For the three and nine months ended September 30, 2017, the Company had a net increase in net assets resulting from operations of $17.2 million and $53.1 million, respectively. For the same periods, earnings per average share were $0.41 and $1.26, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facilities, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of September 30, 2018, we had a total of $636.8 million of unused borrowing capacity under the Credit Facilities, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $200 million in cash equivalents as of September 30, 2018.

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

Revolving & Term Loan Facilities

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505 million of revolving credit and $50 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its two non-extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110 million to $395 million. On April 30, 2018, the revolving credit commitments under the Company’s Credit Facility were expanded by $50 million from $395 million to $445 million and on July 13, 2018, revolving credit commitments were further expanded by $35 million to $480 million. At September 30, 2018, outstanding USD equivalent borrowings under the Credit Facility totaled $164.0 million, composed of $114.0 million of revolving credit and $50.0 million of term loans.

On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $200 million senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $23.0 million of borrowings outstanding as of September 30, 2018.

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly owned subsidiary of SSLP II, as borrower entered into a $100 million senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. There were $26.2 million of borrowings outstanding as of September 30, 2018.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly owned subsidiary of NEFPASS LLC, as borrower entered into a $50 million senior secured revolving credit facility (the “NEFPASS Facility”) with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $30.0 million of borrowings outstanding as of September 30, 2018.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At September 30, 2018, the Company was in compliance with all financial and operational covenants required by our Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of September 30, 2018:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$193.2	$—	$137.0	$56.2	$—
Unsecured senior notes	246.0	—	—	246.0	—
Term Loans	50.0	—	50.0	—	—

(1)	As of September 30, 2018, we had a total of $636.8 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2018 (through September 30, 2018)	$114,000	$675	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2018 (through September 30, 2018)	150,000	888	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2018 (through September 30, 2018)	21,000	124	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2018 (through September 30, 2018)	75,000	444	—	N/A
Fiscal 2017	75,000	374	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2018 (through September 30, 2018)	50,000	296	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
NEFPASS Facility
Fiscal 2018 (through September 30, 2018)	30,000	178	—	N/A
SSLP Facility
Fiscal 2018 (through September 30, 2018)	22,998	136	—	N/A
SSLP II Facility
Fiscal 2018 (through September 30, 2018)	26,168	155	—	N/A
Total Senior Securities

Fiscal 2018 (through September 30, 2018)	$489,166	$2,896	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of September 30, 2018, asset coverage was 289.6%.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)

Not applicable except for the 2042 Unsecured Notes which were publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2018, 2017, 2016, 2015, 2014, 2013 and 2012 periods was N/A, N/A, $100,175, $98,196, $94,301, $93,392, and $92,302, respectively.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
(in millions)
Crystal Financial LLC*	$44.3	$44.3
BioElectron Technology Corporation**	17.5	—
Phynet Dermatology LLC	12.4	—
Cardiva Medical, Inc.**	9.0	—
Breathe Technologies, Inc.**	8.0	—
Corindus Vascular Robotics, Inc.**	6.2	—
Delphinus Medical Technologies, Inc.**	3.7	3.7
Atria Wealth Solutions, Inc	3.7	—
Solara Medical Supplies, Inc	1.7	—
Datto, Inc	1.7	1.7
iCIMS, Inc	0.8	—
MRI Software LLC	—	2.3
Radiology Partners, Inc	—	0.9
Alera Group Intermediate Holdings, Inc	—	3.9
Accentcare, Inc	—	3.4
CardioFocus, Inc	—	1.0
WJV658, LLC	—	0.8

Total Commitments	$109.0	$62.0

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

**

Commitments are subject to the portfolio company achieving certain milestones. As of September 30, 2018, these milestones have not yet been achieved, and as such the portfolio company would not have been able to draw on any of the stated commitment at that time.

As of September 30, 2018 and December 31, 2017, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2018
November 5, 2018	December 20, 2018	January 4, 2019	$0.41
August 2, 2018	September 20, 2018	October 2, 2018	0.41
May 7, 2018	June 21, 2018	July 3, 2018	0.41
February 22, 2018	March 22, 2018	April 3, 2018	0.41

Total 2018			$1.64

Fiscal 2017
November 2, 2017	December 21, 2017	January 4, 2018	$0.40
August 1, 2017	September 21, 2017	October 3, 2017	0.40
May 2, 2017	June 22, 2017	July 5, 2017	0.40
February 22, 2017	March 23, 2017	April 4, 2017	0.40

Total 2017			$1.60

Fiscal 2016
November 2, 2016	December 15, 2016	January 4, 2017	$0.40
August 2, 2016	September 22, 2016	October 4, 2016	0.40
May 3, 2016	June 23, 2016	July 1, 2016	0.40
February 24, 2016	March 24, 2016	April 1, 2016	0.40

Total 2016			$1.60

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

Related party transactions may occur among Solar Capital Ltd., Crystal Financial LLC, Equipment Operating Leases LLC and NEF Holdings LLC.    These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Crystal Financial LLC, Equipment Operating Leases LLC or NEF Holdings LLC.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors alo remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the nine months ended September 30, 2018, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has a revolving credit facility that is generally based on floating LIBOR. Assuming no changes to our balance sheet as of September 30, 2018 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would reduce our net investment income by three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2018 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately thirteen cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2018, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	($0.03)	$0.13

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

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the May 24, 2018 filing of our Registration Statement on Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form N-2 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the period ended September 30, 2018 to the risk factors discussed in “Risk Factors” in the May 24, 2018 filing of our Registration Statement on Form N-2.

Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

In order to satisfy the tax requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain realized net long-term capital gains, which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act of 1940, as amended (the “1940 Act”). Under the provisions of the 1940 Act, we had been permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. However, our shareholders have approved a resolution permitting the Company to be subject to a 150% asset coverage ratio effective as of October 12, 2018. If the value of our assets declines, we may be unable to satisfy the asset coverage test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. In addition, because our management fee is calculated as a percentage of our gross assets, which includes any borrowings for investment purposes, the management fee expenses will increase if we incur additional indebtedness.

As of September 30, 2018, we had $164.0 million outstanding under the Credit Facility, composed of $114.0 million of revolving credit and $50.0 million outstanding of term loans. We also had $75.0 million outstanding of the 2023 Unsecured Notes, $150.0 million outstanding of the 2022 Unsecured Notes, $21.0 million outstanding of the 2022 Tranche C Notes, $30.0 million outstanding under the NEFPASS Facility, $23.0 million outstanding under the SSLP Facility and $26.2 million outstanding under the SSLP II Facility. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

At our 2018 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 11, 2018 and expiring on the earlier of the one-year anniversary of the date of the 2018 Annual Stockholders Meeting and the date of our 2019 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

We have and will continue to borrow money, which would magnify the potential for loss on amounts invested and may increase the risk of investing in us.

We borrow money as part of our business plan. Borrowings, also known as leverage magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of September 30, 2018, we had $164.0 million outstanding under the Credit Facility, composed of $114.0 million of revolving credit and $50.0 million outstanding of term loans. We also had $75.0 million outstanding of the 2023 Unsecured Notes, $150.0 million outstanding of the 2022 Unsecured Notes, $21.0 million outstanding of the 2022 Tranche C Notes, $30.0 million outstanding under the NEFPASS Facility, $23.0 million outstanding under the SSLP Facility and $26.2 million outstanding under the SSLP II Facility. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, the 2022 Unsecured Notes, the 2023 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the SSLP Facility and the SSLP II Facility will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

As a BDC, we generally had been required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. However, our shareholders have approved a resolution permitting the Company to be subject to a 150% asset coverage ratio effective as of October 12, 2018. Even though the Company is subject to a 150% asset coverage ratio effective as of October 12, 2018, contractual leverage limitations under our existing credit facilities or future borrowings may limit our ability to incur additional indebtedness. Some of our wholly and substantially owned portfolio companies, including Crystal Financial LLC and NEF Holdings LLC, may incur significantly more leverage than we can but we do not consolidate Crystal Financial LLC and NEF Holdings LLC and their leverage is non-recourse to us. Additionally, the Credit Facility requires us to comply with certain financial and other restrictive covenants including maintaining an asset coverage ratio of not less than 200% at any time. Failure to maintain compliance with these covenants could result in an event of default and all of our debt being declared immediately due and payable. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder (1)	(20.2)%	(11.2)%	(2.3)%	6.7%	15.7%

(1)

Assumes $1.67 billion in total assets and $489.2 million in total debt outstanding, which reflects our total assets and total debt outstanding as of September 30, 2018, and a cost of funds of 4.27%. Excludes non-leverage related expenses.

In order for us to cover our annual interest payments on our outstanding indebtedness at September 30, 2018, we must achieve annual returns on our September 30, 2018 total assets of at least 1.3%.

Recent legislation allows us to incur additional leverage, which could increase the risk of investing in the Company.

The 1940 Act had generally been prohibiting us from incurring indebtedness unless immediately after such borrowing we had an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, on March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On August 2, 2018, our board of directors, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA and recommended the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to the Company at our annual meeting of stockholders, which was held on October 11, 2018. The stockholder proposal was approved by the required votes of the Company’s stockholders at such annual meeting of stockholders, and thus the Company became subject to the 150% minimum asset coverage ratio on October 12, 2018. Changing the asset coverage ratio permits the Company to double its leverage, which results in increased leverage risk and increased expenses.

As a result of the SBCA, and of us obtaining the necessary stockholder approval, we are able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement (1)

3.2	Amended and Restated Bylaws (1)

4.1	Form of Common Stock Certificate (2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee (3)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023 (10)

4.4	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request

10.1	Dividend Reinvestment Plan (1)

10.2	Form of Senior Secured Credit Agreement by and between the Registrant, Citibank, N.A., as administrative agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and SunTrust Bank, as documentation agent (8)

10.3	Form of Amendment No. 1 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent (5)

10.4	Form of Amendment No. 2 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent (9)

10.5	Third Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC (11)

10.6	Form of Custodian Agreement (7)

10.7	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC (6)

10.8	Form of Indemnification Agreement by and between Registrant and each of its directors (1)

10.9	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC (1)

10.10	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC (2)

10.11	Form of Registration Rights Agreement (4)

10.12	Form of Subscription Agreement (4)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

Exhibit Number	Description

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.
(6)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
(7)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on July 6, 2012.
(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 2, 2016.
(10)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.
(11)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on August 6, 2018.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2018.

SOLAR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)