Form 10-K
period 2018-12-31
Solar Capital Ltd.
filed 2019-02-21
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 29, 2018 based on the closing price on that date of $20.44 on the NASDAQ Global Select Market was approximately $812.6 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 42,260,826 shares of the Registrant’s common stock outstanding as of February 15, 2019.

SOLAR CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, stretch-senior loans, unitranche loans, leases and to a lesser extent, mezzanine loans and equity securities. We define “middle market” to refer to companies with annual revenues typically between $50 million and $1 billion. Our investments in stretch-senior loans represent loans where the amount of senior debt of the portfolio company is larger than a traditional senior secured loan but is less than a unitranche loan. From time to time, we may also invest directly in the debt and equity of public companies that are thinly traded and such investments will not be limited to any minimum or maximum market capitalization. In addition, we may invest in foreign markets, including emerging markets. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives.

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

As of December 31, 2018, our investment portfolio totaled $1.5 billion and our net asset value was $919.2 million. Our portfolio was comprised of debt and equity investments in 117 portfolio companies.

During the fiscal year ended December 31, 2018, we invested approximately $586 million in over 65 portfolio companies. Investments sold or prepaid during the fiscal year ended December 31, 2018 totaled approximately $624 million.

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

In addition, at December 31, 2018, Solar Capital Partners serves as investment adviser to private funds and managed accounts as well as to Solar Senior Capital Ltd. (or “Solar Senior”), another publicly traded BDC that invests in the senior debt securities of leveraged middle-market companies similar to those we target for investment. Through December 31, 2018, the investment team led by Messrs. Gross and Spohler has invested approximately $8 billion in more than 360 different portfolio companies approximately 200 different financial sponsors. Since Solar Capital’s inception, these investment professionals have used their relationships in the middle-market financial sponsor and financial intermediary community to generate deal flow. As of February 15, 2019, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 5.7% of our outstanding common stock.

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

Investments

Solar Capital seeks to create a diverse portfolio that includes senior secured loans, stretch-senior secured loans, unitranche loans and to a lesser extent mezzanine loans and equity securities by investing approximately $5 million to $100 million of capital, on average, in the securities of leveraged companies, including middle-market companies. We expect that this investment size will vary with the size of our capital base and/or for strategic initiatives. Structurally, mezzanine loans usually rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of insolvency. However, mezzanine loans rank senior to common and preferred equity in a borrowers’ capital structure. Mezzanine loans may have both elements of debt and equity instruments, offering fixed returns in the form of interest payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest may take the form of warrants. Due to its higher risk profile and often less restrictive covenants as compared to senior loans, mezzanine loans generally earn a higher return than senior secured loans. The warrants associated with mezzanine loans, if any, are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine loans also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula. We believe that in an appropriate market environment mezzanine loans can offer an attractive investment opportunity based upon their historic returns and resilience during economic downturns.

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

Our principal focus is to provide senior secured loans, stretch-senior loans and unitranche loans to leveraged companies in a variety of industries. We generally seek to target companies that generate positive cash flows and/or have substantial assets that secure our loans. We generally seek to invest in companies from the broad variety of industries in which our investment adviser has direct expertise.

The following is a representative list of the industries in which we may invest:

•  Aerospace & Defense

•  Air Freight & Logistics

•  Airlines

•  Asset Management

•  Automobiles

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

•  Internet Services & Infrastructure

•  IT Services

•  Leisure Equipment & Products

•  Life Sciences Tools & Services

•  Machinery

•  Media

•  Multiline Retail

•  Multi-Sector Holdings

•  Oil, Gas & Consumer Fuels

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

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, or an investment adviser controlling, controlled by or under common control with Solar Capital Partners and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive order obtained from the Securities and Exchange Commission (“SEC”) on June 13, 2017, which supersedes the exemptive order we originally obtained on July 28, 2014. Pursuant to the exemptive order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

At December 31, 2018, our portfolio consisted of 117 portfolio companies and was invested 33.1% in cash flow senior secured loans, 27.8% in asset-based senior secured loans / Crystal Financial LLC (“Crystal”), 21.6% in equipment senior secured financings / NEF Holdings, LLC (“NEF”), and 17.5% in life science senior secured loans, in each case, measured at fair value. We expect that our portfolio will continue to include primarily senior secured, stretch-senior, unitranche loans, leases and to a lesser extent, mezzanine loans as well as equity-related securities. In addition, we also expect to invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.

While our primary investment objective is to maximize current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2018 and December 31, 2017:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2018

Portfolio Company	% of Total Assets
Crystal Financial LLC*	17.4%
NEF Holdings, LLC*	8.6%
Falmouth Group Holdings Corp. (AMPAC)	2.4%
KORE Wireless Group, Inc.	2.2%
Varilease Finance, Inc.	2.0%
Equipment Operating Leases LLC*	2.0%
PhyMed Management LLC	1.9%
American Teleconferencing Services, Ltd. (PGI)	1.8%
Pet Holdings ULC & Pet Supermarket, Inc.	1.7%
PSKW, LLC & PDR, LLC	1.7%

*

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment.

Industry	% of Total Assets
Diversified Financial Services	18.5%
Multi-Sector Holdings	14.2%
Health Care Providers & Services	10.0%
Pharmaceuticals	9.0%
Health Care Equipment & Supplies	4.8%
Road & Rail	2.7%
Chemicals	2.4%
Media	2.3%
Wireless Telecommunication Services	2.3%
Communications Equipment	2.2%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2017

Portfolio Company	% of Total Assets
Crystal Financial LLC	18.5%
NEF Holdings, LLC	8.9%
Senior Secured Unitranche Loan Program LLC	5.4%
On Location Events, LLC & PrimeSport Holdings Inc.	3.6%
KORE Wireless Group, Inc.	3.3%
Senior Secured Unitranche Loan Program II LLC	3.2%
DISA Holdings Acquisition Subsidiary Corp.	3.1%
Varilease Finance, Inc.	2.9%
PhyMed Management LLC	1.9%
Aegis Toxicology Sciences Corporation	1.8%

Industry	% of Total Assets
Diversified Financial Services	18.5%
Multi-Sector Holdings	11.8%
Asset Management	9.4%
Health Care Providers & Services	7.1%
Health Care Equipment & Supplies	5.5%
Pharmaceuticals	4.9%
Media	4.5%
Wireless Telecommunication Services	3.3%
Professional Services	3.1%
Communications Equipment	2.9%

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

We generally seek companies that we believe will have or provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We believe that such internally generated cash flow, leading to the payment of our interest, and the repayment of our principal, represent a key means by which we will be able to exit from our investments over time.

In addition, we also seek to invest in companies whose business models and expected future cash flows or cash positions offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction. We underwrite our investments on a held-to-maturity basis, but expensive capital is often repaid prior to stated maturity.

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

We also expect to evaluate the private equity sponsor making the investment. Further, due to Solar Capital Partners’ considerable repeat business with sponsors, we have direct experience with the management teams of many sponsors. A private equity sponsor is typically the controlling stockholder upon completion of an investment and as such is considered critical to the success of the investment. The equity sponsor is evaluated along several key criteria, including:

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

Typically, our senior secured, stretch-senior, unitranche and mezzanine loans have final maturities of five to ten years. However, we expect that our portfolio companies often may repay these loans early, generally within three to four years from the date of initial investment. In some cases and when available, we seek to structure these loans with prepayment premiums to capture foregone interest.

In the case of our senior secured, stretch-senior, unitranche and mezzanine loan investments, we tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior or fulcrum position in the capital structure of our portfolio companies, we will seek to limit the downside potential of our investments by:

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2018 and December 31, 2017, the weighted average investment rating on the fair market value of our portfolio was a 2. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

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

(3)

independent valuation firms engaged by our Board conduct independent appraisals and review Solar Capital Partners’ preliminary valuations and make their own independent assessment for all material assets;

(4)

the audit committee of the Board reviews the preliminary valuation of Solar Capital Partners and that of the independent valuation firm, if any, and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and

(5)

the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of Solar Capital Partners, the respective independent valuation firm, if any, and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2018, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

Business Development Company Regulations

A BDC is regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly-traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

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

As a BDC, we had been required to meet an asset coverage ratio, reflecting the value of our total assets to our total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. However, our stockholders have approved a resolution permitting us to be subject to a 150% asset coverage ratio effective as of October 12, 2018. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

The Small Business Credit Availability Act (“SBCA”) instructs the SEC to issue rules or amendments to rules allowing BDCs to use the same securities offering and proxy rules that are available to operating companies, including, among other things, allowing BDCs to incorporate by reference in registration statements filed with the SEC and allow certain BDCs to file shelf registration statements that are automatically effective and take advantage of other benefits available to Well-Known Seasoned Issuers; however, as of the date of this filing, we do not know when the rules relating to this legislation will become effective.

We are generally not able to issue and sell our common stock at a price below net asset value per share without annual stockholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At our Annual Meeting of Stockholders on October 11, 2018, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current asset value per share, subject to the approval by our board of directors for the offering. This authorization expires on the earlier of October 11, 2019 and the date of our 2019 Annual Meeting of Stockholders. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC on July 28, 2014 (the “Prior Exemptive Order”). The Prior Exemptive Order permitted us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser was Solar Capital Partners, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Prior Exemptive Order. On June 13, 2017, the Company, Solar Senior Capital Ltd., and Solar Capital Partners, et al., received an exemptive order that supersedes the Prior Exemptive Order (the “New Exemptive Order”) and extends the relief granted in the Prior Exemptive Order such that it no longer applies to certain affiliates only if their respective investment adviser is Solar Capital Partners, but also applies to certain affiliates whose investment adviser is an investment adviser that controls, is controlled by or is under common control with Solar Capital Partners and is registered as an investment adviser under the Advisers Act. The terms and conditions of the New Exemptive Order are otherwise substantially similar to the Prior Exemptive Order. If we are unable to rely on the New Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

We will be periodically examined by the SEC for compliance with the federal securities laws, including the 1940 Act.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while certain senior securities remain outstanding, we may be required to make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Code of Ethics

We and Solar Capital Partners have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. Each code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov.

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

As an investment adviser registered under the Advisers Act, Solar Capital Partners has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote securities held by its clients in a timely manner free of conflicts of interest. These policies and procedures for voting proxies for investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders as dividends and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” in the hands of non-corporate stockholders (and thus eligible for the current 20% maximum rate) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 5 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

Investment Advisory Fees

Pursuant to an investment advisory and management agreement (the “Advisory Agreement”), we have agreed to pay Solar Capital Partners a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of our gross assets. Effective January 1, 2018, the annual rate for the base management fee changed from 2.00% to 1.75%. Effective August 2, 2018, the annual rate is 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter end. For services rendered under the Investment Advisory and Management Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings.

The performance-based incentive fee has two parts, as follows: one is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies)

accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to Solar Capital Management, and any interest expense and dividend paid on any issued and outstanding preferred stock, but excluding the performance-based incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. We pay Solar Capital Partners an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no performance-based incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 1.75%;

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

The following is a graphical representation of the calculation of the income-related portion of the performance-based incentive fee:

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

•

all other expenses incurred by either Solar Capital Management or us in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer and our chief financial officer and their respective staffs.

Available Information

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

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline or the value of our preferred stock, debt securities, subscription rights or warrants may decline, and you may lose all or part of your investment.

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

We invest primarily in senior secured term loans, stretch-senior loans unitranche loans, mezzanine loans and preferred securities, and select equity investments issued by leveraged companies.

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

Equity Investments. When we invest in senior secured loans, stretch-senior loans, unitranche loans, mezzanine loans or preferred securities, we may acquire common equity securities as well. In certain other unique circumstances we may also make equity investments in businesses that make senior loans and/or leases, such as our investments in Crystal Financial LLC and NEF Holdings LLC. In addition, we may invest directly in the equity securities of portfolio companies without limitation as to market capitalization. For instance, we may invest in thinly traded companies, the prices of which may be subject to erratic market movement. Our goal is ultimately to exit such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Our portfolio may be concentrated in a limited number of portfolio companies and industries. For example, as of December 31, 2018, our investments in Crystal Financial LLC and NEF Holdings LLC comprised 17.4%

and 8.6%, respectively, of our total assets and our investments in diversified financial services and multi-sector holdings industries comprised 18.5% and 14.2%, respectively, of our total assets. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments may be concentrated in relatively few industries or portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

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

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”) and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union, which is set to occur on March 29, 2019. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because the U.K. Parliament rejected Prime Minister Theresa May’s proposed Brexit deal with the European Union in January 2019, there is increased uncertainty on the timing of Brexit. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

The Republican Party currently controls the executive branch and the senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. For example, in March 2018, the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our net asset value, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise equity and debt capital. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2018 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 11, 2018 and expiring on the earlier of the one-year anniversary of the date of the 2018 Annual Stockholders Meeting and the date of our 2019 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities. For example, On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

The business and operating results of our portfolio companies may be impacted by worldwide economic conditions. Although the U.S. economy has in recent years shown signs of recovery from the 2008–2009 global recession, the strength and duration of any economic recovery will be impacted by worldwide economic growth. For instance, concerns of economic slowdown in China and other emerging markets and signs of deteriorating sovereign debt conditions in Europe could lead to disruption and instability in the global financial markets. The significant debt in the United States and European countries is expected to hinder growth in those countries for the foreseeable future. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations. Any default by the U.S. government on its obligations or any prolonged U.S. government shutdown could negatively impact the U.S. economy and our portfolio companies. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations.

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

We invest primarily in senior secured loans, stretch-senior loans, unitranche loans, mezzanine loans, preferred securities, and equity securities issued by our portfolio companies. Our portfolio companies typically have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. Any such limitations on the ability of our portfolio companies to make principal or interest payments to us, if at all, may reduce our net asset value and have a negative material adverse impact to our business, financial condition and results of operation.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in debt securities of foreign companies, including emerging market companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks may be more pronounced for portfolio companies located or operating primarily in emerging markets, whose economies, markets and legal systems may be less developed.

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

Our investment adviser may not be able to achieve the same or similar returns as those achieved for other funds it currently manages or by our senior investment professionals while they were employed at prior positions.

Our investment adviser manages other funds, including other BDCs, and may manage other entities in the future. The track record and achievements of these other entities are not necessarily indicative of future results that will be achieved by our investment adviser because these other entities may have investment objectives and strategies that differ from ours. Additionally, although in the past our senior investment professionals held senior positions at a number of investment firms, their track record and achievements are not necessarily indicative of future results that will be achieved by our investment adviser. In their roles at such other firms, our senior investment professionals were part of investment teams, and they were not solely responsible for generating investment ideas. In addition, such investment teams arrived at investment decisions by consensus.

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

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable of a publicly offered RIC that are in cash or in shares of stock at the election of stockholders may be treated as taxable distributions. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of distributions paid in stock). If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

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

Delays in the government budget process or a government shutdown may adversely affect our operations and may prevent us from conducting a securities offering.

Each year, the U.S. Congress must pass all spending bills in the federal budget. If any such spending bill is not timely passed, a government shutdown will close many federally run operations, which may include those of the SEC, and halt work for federal employees unless they are considered essential or such work is separately funded by industry. If a government shutdown were to occur, and the SEC were to remain closed for a prolonged period of time, we may not be able to conduct a securities offering. Our ability to raise additional capital through the sale of securities could be materially affected by any prolonged government shutdown.

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

Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. In the event distributions become two full years in arrears, holders of any preferred stock would have the right to elect a majority of the directors until such arrearage is completely eliminated. Preferred stockholders also have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification for tax treatment as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

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

The senior investment professionals of Solar Capital Partners are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Messrs. Gross and Spohler will dedicate a significant portion of their time to the activities of Solar Capital; however, they may be engaged in other business activities which could divert their time and attention in the future. Specifically each of Messrs. Gross and Spohler serve as Chief Executive Officer and Chief Operating Officer, respectively, of Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC.

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

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act and our existing credit facilities. Any such failure could result in an event of default and all of our debt being declared immediately due and payable and would affect our ability to issue senior securities, including borrowings, and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw on our credit facilities. For example, we cannot be certain that we will be able to renew our existing credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally.

If we are unable to renew or replace our existing credit facilities and consummate new facilities on commercially reasonable terms, our liquidity will be reduced significantly. If we consummate new facilities but are then unable to repay amounts outstanding under such facilities and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Our financial condition and results of operations will depend on Solar Capital Partners’ ability to manage our future growth effectively by identifying, investing in and monitoring companies that meet our investment criteria.

Our ability to achieve our investment objective and to grow depends on Solar Capital Partners’ ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of Solar Capital Partners’ structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. The investment team of Solar Capital Partners has substantial responsibilities under the Investment Advisory and Management Agreement, and they may also be called upon to provide managerial assistance to our portfolio companies as the principals of our administrator. In addition, the members of Solar Capital Partners’ investment team have similar responsibilities with respect to the management of other investment portfolios, including Solar Senior Capital Ltd.’s investment portfolio and SCP Private Credit Income BDC LLC’s investment portfolio. Such demands on their time may distract them or slow our rate of investment. In order to grow, we and Solar Capital Partners will need to retain, train, supervise and manage new investment professionals. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of the investment adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund growth in our investments. We expect to issue equity securities and expect to borrow from financial institutions in the future. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our tax treatment as a RIC. As a result, any such cash earnings may not be available to fund investment originations. We expect to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue additional preferred stock may be restricted if our total assets are less than 150% of our total borrowings and preferred stock.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility and we may be limited in our investment choices as a BDC.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly-

traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could have a material adverse effect on our business, financial condition and results of operations.

Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

In order to satisfy the tax requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain realized net long-term capital gains, which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we had been permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. However, our stockholders have approved a resolution permitting us to be subject to a 150% asset coverage ratio effective as of October 12, 2018. If the value of our assets declines, we may be unable to satisfy the asset coverage test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. In addition, because our management fee is calculated as a percentage of our gross assets, which includes any borrowings for investment purposes, the management fee expenses will increase if we incur additional indebtedness.

As of December 31, 2018, we had $146.4 million outstanding under our credit facility (the “Credit Facility”), composed of $96.4 million of revolving credit and $50 million outstanding of term loans, $53.8 million outstanding under our SSLP credit facility (the “SSLP Facility”) and $30 million outstanding under our NEFPASS SPV credit facility (the “NEFPASS Facility”). We also had $75 million outstanding of the 2023 Unsecured Notes, $150 million outstanding of the 2022 Unsecured Notes, and $21 million outstanding of the 2022 Tranche C Notes. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

We borrow money as part of our business plan. Borrowings, also known as leverage magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of December 31, 2018, we had $146.4 million outstanding on the Credit Facility, composed of $96.4 million of revolving credit and $50.0 million of term loans, $53.8 million outstanding under the SSLP Facility and $30 million outstanding under the NEFPASS Facility. We also had $75 million outstanding of the 2023 Unsecured Notes, $150 million outstanding of the 2022 Unsecured Notes and $21 million outstanding of the 2022 Tranche C Notes. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, the SSLP Facility, the 2022 Unsecured Notes, the 2023 Unsecured Notes, and the 2022 Tranche C Notes, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock.

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

As a BDC, we had generally been required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. However, our stockholders have approved a resolution permitting us to be subject to a 150% asset coverage ratio effective as of October 12, 2018. Even though we are subject to a 150% asset coverage ratio effective as of October 12, 2018, contractual leverage limitations under our existing credit facilities or future borrowings may limit our ability to incur additional indebtedness. On November 21, 2018, we entered into Amendment No. 3 to the Credit Facility which, among other things, reduced the asset coverage covenant in the Credit Facility from 200% to 150% and made certain related changes to the borrowing base calculations. Some of our wholly and substantially owned portfolio companies, including Crystal Financial LLC and NEF Holdings LLC, may incur significantly more leverage than we can but we do not consolidate Crystal Financial LLC and NEF Holdings LLC and their leverage is non-recourse to us. Additionally, the Credit Facility requires us to comply with certain financial and other restrictive covenants including maintaining an asset coverage ratio of not less than 150% at any time. Failure to maintain compliance with these covenants could result in an event of default and all of our debt being declared immediately due and payable. If this ratio declines below 150%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(20.6)%	(11.4)%	(2.2)%	6.9%	16.1%

(1)

Assumes $1.68 billion in total assets and $476.2 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2018, and a cost of funds of 4.33%. Excludes non-leverage related expenses.

In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2018, we must achieve annual returns on our December 31, 2018 total assets of at least 1.2%.

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

Our credit facilities generally contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, our credit facilities require or are expected to require the repayment of all outstanding debt on the maturity which may disrupt our business and potentially the business of our portfolio companies that are financed through our credit facilities. An event of default under our credit facilities would likely result, among other things, in termination of the availability of further funds under our credit facilities and accelerated maturity dates for all amounts outstanding under our credit facilities, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through our credit facilities. This could reduce our revenues and, by delaying any cash payment allowed to us under our credit facilities until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain RIC tax treatment.

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

We expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to U.S. and foreign economic downturns such as the U.S. recession that began in mid-2007 and the European financial crisis, may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies compete with larger, more established companies with greater access to, and resources for, further development in these new technologies. Therefore, we may lose our entire investment in any or all of our portfolio companies.

There will be uncertainty as to the value of our portfolio investments, which may impact our net asset value.

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities, the Credit Facility, the SSLP Facility and the 2022 Unsecured Notes on a quarterly basis in accordance with our valuation policy, which is at all times consistent with U.S. generally accepted accounting principles (“GAAP”). Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of material assets. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and, when utilized, the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

There are significant potential conflicts of interest, including Solar Capital Partners’ management of other investment funds such as Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC, which could impact our investment returns, and an investment in Solar Capital is not an investment in Solar Senior Capital Ltd. or SCP Private Credit Income BDC LLC.

Our executive officers and directors, as well as the current and future partners of our investment adviser, Solar Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. For example, Solar Capital Partners presently serves as the investment adviser to Solar Senior Capital Ltd., a publicly-traded BDC that focuses on investing primarily in senior secured loans, including first lien, unitranche and second lien debt instruments, and SCP Private Credit Income BDC LLC, a private BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans. In addition, Michael S. Gross, our Chairman, Chief Executive Officer and President, Bruce Spohler, our Chief Operating Officer and board member, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Senior Capital Ltd and SCP Private Credit Income BDC LLC. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Solar Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although Solar Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Solar Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.

As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC on July 28, 2014 (the “Prior Exemptive Order”). The Prior Exemptive Order permitted us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Prior Exemptive Order. On June 13, 2017, the Company, Solar Senior Capital Ltd., and Solar Capital Partners received an exemptive order (the “Exemptive Order”) that would supersedes the Prior Exemptive Order and extends the relief granted in the Prior Exemptive Order such that it no longer applies to certain affiliates only if their respective investment adviser is Solar Capital Partners, but also applies to certain affiliates whose investment adviser is an investment adviser that controls, is controlled by or is under common control with Solar Capital Partners and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The terms and conditions of the Exemptive Order are otherwise substantially similar to the Prior Exemptive Order. If we are unable to rely on the Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

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

We have entered into a royalty-free license agreement with our investment adviser, pursuant to which our investment adviser has granted us a non-exclusive license to use the name “Solar Capital.” Under the license agreement, we have the right to use the “Solar Capital” name for so long as Solar Capital Partners or one of its affiliates remains our investment adviser. In addition, we pay Solar Capital Management, an affiliate of Solar Capital Partners, our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief compliance officer and our chief financial officer and their respective staffs. These arrangements create conflicts of interest that our board of directors must monitor.

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

We may become subject to corporate-level U.S. federal income tax if we are unable to qualify and maintain our qualification for tax treatment as a regulated investment company under Subchapter M of the Code.

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

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in “original issue discount” for U.S. federal income tax purposes, which we must recognize as ordinary income, increasing the amount that we are required to distribute to qualify for the U.S. federal income tax benefits applicable to RICs. Because these warrants generally will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we would need to obtain cash from other sources or to pay a portion of our distributions using shares of newly issued common stock, consistent with Internal Revenue Service requirements, to satisfy the Annual Distribution and Excise Tax Avoidance requirements.

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

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our Adviser’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.

A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

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

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

We and our consolidated subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our consolidated subsidiaries. From time to time, we and our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SLRC”. Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. Since our initial public offering on February 9, 2010, our shares of common stock have traded at both a discount and a premium to the net assets attributable to those shares. As of February 15, 2019, we had 19 stockholders of record.

DISTRIBUTIONS

Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to stockholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable return of capital, if any, as applicable.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facilities may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

STOCK PERFORMANCE GRAPH

This graph compares the cumulative total return on our common stock with that of the Standard & Poor’s BDC Index, Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from December 31, 2013 through December 31, 2018. The graph assumes that a person invested $10,000 in each of the following: our common stock (SLRC), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in additional shares of the same class of equity securities at the frequency with which dividends are paid of such securities during the applicable fiscal year.

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

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2018, 2017, 2016, 2015 and 2014. Financial information for the periods ending December 31, 2018, 2017, 2016, 2015 and 2014 has been derived from our consolidated financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

($ in thousands, except per share data)	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Income statement data:
Total investment income	$153,526	$143,338	$151,839	$115,560	$121,937
Net expenses	$78,637	$74,975	$80,738	$51,204	$55,230
Net investment income	$74,889	$68,363	$71,101	$64,356	$66,707
Net realized gain (loss)	$2,078	$(12,015)	$776	$(4,874)	$(36,840)
Net change in unrealized gain (loss).	$(10,093)	$14,082	$34,938	$(45,402)	$18,585
Net increase in net assets resulting from operations	$66,874	$70,430	$106,815	$14,080	$48,452
Per share data:
Net investment income(1)	$1.77	$1.62	$1.68	$1.52	$1.56
Net realized and unrealized gain (loss)(1)	$(0.19)	$0.05	$0.84	$(1.18)	$(0.43)
Dividends and distributions declared	$1.64	$1.60	$1.60	$1.60	$1.60

	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
Balance sheet data:
Total investment portfolio	$1,456,080	$1,461,170	$1,304,778	$1,312,591	$1,020,738
Cash and cash equivalents	$207,216	$150,789	$312,046	$277,570	$635,340
Total assets	$1,683,429	$1,641,565	$1,650,547	$1,620,300	$1,686,334
Debt	$476,185	$541,600	$390,200	$432,900	$225,000
Net assets	$919,171	$921,605	$918,507	$882,698	$936,568
Per share data:
Net asset value per share	$21.75	$21.81	$21.74	$20.79	$22.05
Other data (unaudited):
Total return(2)	2.8%	4.5%	37.5%	(0.3%)	(13.6%)
Number of portfolio companies at period end	117	93	63	54	43

(1)

The per-share calculations are based on weighted average shares of 42,260,826, 42,257,692, 42,258,143, 42,465,158 and 42,888,232 for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, stretch-senior loans, unitranche loans, leases and to a lesser extent, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between

$5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives. Our investment activities are managed by Solar Capital Partners, LLC (the “Investment Adviser”) and supervised by our board of directors, a majority of whom are non-interested, as such term is defined in the 1940 Act. Solar Capital Management, LLC (the “Administrator”) provides the administrative services necessary for us to operate.

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

As of December 31, 2018, the Investment Adviser has directly invested approximately $8 billion in more than 360 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with approximately 200 different financial sponsors.

Recent Developments

On February 21, 2019, our Board declared a quarterly distribution of $0.41 per share payable on April 3, 2019 to holders of record as of March 21, 2019.

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

Portfolio and Investment Activity

During the year ended December 31, 2018, we invested approximately $586 million across over 65 portfolio companies. This compares to investing approximately $472 million in 60 portfolio companies for the year ended December 31, 2017. Investments sold, prepaid or repaid during the year ended December 31, 2018 totaled approximately $624 million versus approximately $333 million for the year ended December 31, 2017.

At December 31, 2018, our portfolio consisted of 117 portfolio companies and was invested 33.1% in cash flow senior secured loans, 27.8% in asset-based senior secured loans / Crystal, 21.6% in equipment senior secured financings / NEF, and 17.5% in life science senior secured loans, in each case, measured at fair value, versus 93 portfolio companies invested 42.4% in cash flow senior secured loans, 28.0% in asset-based senior secured loans / Crystal, 15.0% in equipment senior secure financings / NEF, and 14.6% in life science senior secured loans, in each case, measured at fair value, at December 31, 2017.

At December 31, 2018, 74.6% or $1.08 billion of our income producing investment portfolio* is floating rate and 25.4% or $366.1 million is fixed rate, measured at fair value. At December 31, 2017, 82.0% or $1.18 billion of our income producing investment portfolio* is floating rate and 18.0% or $259.8 million is fixed rate, measured at fair value. As of December 31, 2018 and 2017, we had zero issuers on non-accrual status.

Since inception through December 31, 2018, Solar Capital and its predecessor companies have invested approximately $5.8 billion in more than 250 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 150 different financial sponsors.

Crystal Financial LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions (the “Crystal Acquisition”). We invested $275 million in cash to effect the Crystal Acquisition. Crystal Financial owned approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest was held by various employees of Crystal Financial LLC, through their investment in Crystal Management LP. Crystal Financial LLC had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in Crystal Financial LLC for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in Crystal Financial LLC. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. On December 20, 2018, the revolving credit facility was expanded to $330 million.

As of December 31, 2018, Crystal Financial LLC had 31 funded commitments to 26 different issuers with a total par value of approximately $418.7 million on total assets of $486.4 million. As of December 31, 2017, Crystal Financial LLC had 27 funded commitments to 23 different issuers with a total par value of approximately $300.9 million on total assets of $448.5 million. As of December 31, 2018 and December 31, 2017, the largest loan outstanding totaled $37.5 million and $36.0 million, respectively. For the same periods, the average exposure per issuer was $16.1 million and $13.1 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $206.0 million and $176.5 million of borrowings outstanding at December 31, 2018 and December 31, 2017, respectively. For the years ended December 31, 2018, 2017 and 2016, Crystal Financial LLC had net income of $33.0 million, $20.4 million and $34.1 million, respectively, on gross income of $58.8 million, $52.7 million and $69.4 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Crystal Financial LLC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Crystal Financial LLC will be able to maintain consistent dividend payments to us. Crystal Financial LLC’s consolidated financial statements for the fiscal years ended December 31, 2018 and December 31, 2017 are attached as an exhibit to this annual report on Form 10-K.

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

*	We have included Crystal Financial LLC and NEF Holdings LLC within our income producing investment portfolio.

maturity date of the facility is July 31, 2021. At July 31, 2017, NEF also had two securitizations outstanding, with an issued note balance of $94.6 million.

As of December 31, 2018, NEF had 207 funded equipment-backed leases and loans to 82 different customers with a total net investment in leases and loans of approximately $237.2 million on total assets of $293.2 million. As of December 31, 2017, NEF had 223 funded equipment-backed leases and loans to 90 different customers with a total net investment in leases and loans of approximately $223.0 million on total assets of $289.5 million. As of December 31, 2018 and December 31, 2017, the largest position outstanding totaled $28.5 million and $16.0 million, respectively. For the same periods, the average exposure per customer was $2.9 million and $2.5 million, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $119.3 million and $71.0 million of borrowings outstanding at December 31, 2018 and December 31, 2017, respectively. During 2018, NEF exercised its option to redeem the remaining securitization notes. The securitization notes balance on December 31, 2017 was $71.7 million. For the year ended December 31, 2018 and for the period July 31, 2017 through December 31, 2017, NEF had net income of $3.4 million and $4.7 million, respectively, on gross income of $30.1 million and $15.6 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NEF’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NEF will be able to maintain consistent dividend payments to us. NEF’s consolidated financial statements for the fiscal years ended December 31, 2018 and December 31, 2017 are attached as an exhibit to this annual report on Form 10-K.

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

Senior Secured Unitranche Loan Program LLC

On September 2, 2014, the Company entered into a limited liability company agreement with an affiliate (the “Investor”) of a fund managed by Pacific Investment Management Company LLC (“PIMCO”) to co-invest in middle market senior secured unitranche loans sourced by the same origination platform used by the Company. Initial funding commitments to the unitranche strategy totaled $600 million, consisting of direct equity investments and co-investment commitments as described below. The joint venture vehicle known as the Senior Secured Unitranche Loan Program LLC (“SSLP”) was structured as an unconsolidated Delaware limited liability company. The Company and the Investor initially made equity commitments to the SSLP of $300.0 million and $43.25 million, respectively. All portfolio decisions and generally all other decisions in respect of the SSLP had to be approved by an investment committee of the SSLP consisting of representatives of the Company and PIMCO (with approval from a representative of each required).

On October 15, 2015, the Company entered into an amended and restated limited liability company agreement for its SSLP to add Voya Investment Management LLC (“Voya”), part of Voya Financial, Inc. (NYSE: VOYA), as a partner in SSLP in place of the investor that was previously the Company’s partner in SSLP, though this investor could still co-invest up to $300 million of equity in unitranche loans alongside SSLP. This joint venture was expected to invest primarily in senior secured loans, including unitranche loans, primarily to middle market companies predominantly owned by private equity sponsors or entrepreneurs, consistent with the Company’s core origination and underwriting mandate. In addition to the Company’s prior equity commitment of $300.0 million to SSLP, Voya had made an initial equity commitment of $25.0 million to SSLP, with the ability to upsize.

On November 2, 2015, the Company assigned $125.0 million of its $300.0 million commitment to SSLP to Senior Secured Unitranche Loan Program II LLC (“SSLP II”), a Delaware limited liability company.

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly-owned subsidiary of SSLP, as borrower entered into a $200 million senior secured revolving credit facility (the “SSLP Facility”) with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. On September 18, 2018, the Company acquired Voya’s share of the equity in SSLP to hold 100% of the equity in SSLP. As such, the Company consolidated SSLP as of this date. For financial reporting purposes, assets consolidated were recorded at fair value and the cost basis of the assets consolidated were carried forward to align with the ongoing reporting of the Company’s realized and unrealized gains and losses. Also due to the consolidation, the then $0.35 million in unrealized depreciation on the Company’s equity investment in SSLP was reflected as unrealized depreciation in our consolidated assets and liabilities as well as an adjustment to net increase in net assets resulting from operations on the Company’s consolidated statement of cash flows. The effect of consolidation did not affect the Company’s net assets at September 30, 2018. On December 19, 2018, SSLP and the Company merged, with the Company the surviving entity. Also on December 19, 2018, SSLP 2016-1 LLC merged with SSLP II 2016-1 LLC, with SSLP 2016-1 LLC the surviving entity. SSLP 2016-1 LLC is now a wholly-owned subsidiary of the Company and borrowings under the SSLP Facility are consolidated.

Senior Secured Unitranche Loan Program II LLC

On November 2, 2015, the Company assigned $125.0 million of its $300.0 million commitment to SSLP to SSLP II, a Delaware limited liability company. On August 5, 2016, the Company entered into an amended and restated limited liability company agreement with WFI Loanco, LLC (“WFI”) and SSLP II commenced operations. SSLP II invested primarily in senior secured loans, including unitranche loans, primarily to middle market companies predominantly owned by private equity sponsors or entrepreneurs, consistent with the Company’s core origination and underwriting mandate. Also, on August 5, 2016, the Company assigned approximately $50.0 million of its $125.0 million commitment to SSLP II to SSLP III, a newly formed Delaware limited liability company. SSLP III, which had not commenced operations, was wholly owned by Solar Capital Ltd. but could have brought in unaffiliated investors at a later date. The Company and WFI’s equity commitments to SSLP II then totaled $75.0 million and $18.0 million, respectively.

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly-owned subsidiary of SSLP II, as borrower entered into a $100 million senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. was servicer under the SSLP II Facility. The SSLP II Facility was scheduled to mature on November 15, 2021. The SSLP II Facility generally bore interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, had made certain customary representations and warranties, and were required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also included usual and customary events of default for credit facilities of this nature. On September 14, 2018, the Company acquired WFI’s share of the equity in SSLP II to hold 100% of the equity in SSLP II. As such, the Company consolidated SSLP II as of this date. For financial reporting purposes, assets consolidated were recorded at fair value and the cost basis of the assets consolidated were carried forward to align with the ongoing reporting of the Company’s realized and unrealized gains and losses. Also due to the consolidation, the then $0.09 million in unrealized depreciation on the Company’s equity investment in SSLP II was reflected as unrealized depreciation in our consolidated assets and liabilities as well as an adjustment to net increase in net assets resulting from operations on the Company’s consolidated statement of cash flows. The effect of consolidation did not affect the Company’s net assets at September 30, 2018. On December 19, 2018, SSLP II and Solar Capital Ltd. merged, with Solar Capital Ltd. the surviving entity. Additionally, on December 19, 2018, the SSLP II Facility was terminated after merging into the SSLP Facility.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2018, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

Valuation of Credit Facility, 2022 Unsecured Notes and SSLP Facility

The Company has made irrevocable elections to apply the fair value option of accounting to the Credit Facility, the 2022 Unsecured Notes and effectively, through the merger, the SSLP Facility, in accordance with ASC 825-10. We believe accounting for the Credit Facility, 2022 Unsecured Notes and the SSLP Facility at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the fiscal years ended December 31, 2018, 2017 and 2016, capitalized PIK income totaled $0.9 million, $0.2 million and $0.0 million, respectively.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures.

In August 2018, the US Securities and Exchange Commission adopted final rules to eliminate redundant, duplicative, overlapping, outdated or superseded disclosure requirements in light of other disclosure requirements, GAAP or changes in the information environment. These rules amend certain provisions of Regulation S-X and Regulation S-K, certain rules promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain related forms. These changes became effective on November 5, 2018.

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

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016.

Investment Income

For the fiscal years ended December 31, 2018, 2017 and 2016, gross investment income totaled $153.5 million, $143.3 million and $151.8 million, respectively. The increase in gross investment income from 2017 to 2018 was primarily due to growth of the average income producing investment portfolio. The decrease in gross investment income from 2016 to 2017 was primarily due to an increase in the volume of prepayments and other exits, which reduced the average size of the income-producing portfolio.

Expenses

Expenses totaled $78.6 million, $75.0 million and $80.7 million, respectively, for the fiscal years ended December 31, 2018, 2017 and 2016, of which $44.5 million, $44.5 million and $45.9 million, respectively, were base management fees and performance-based incentive fees and $24.7 million, $21.7 million and $24.6 million, respectively, were interest and other credit facility expenses (inclusive of $0.6 million of costs in 2017 related to the issuance of the 2022 Unsecured Notes and $3.1 million of costs in 2016 related to an amendment of the Credit Facility and the issuance of the 2022 Unsecured Notes). Administrative services and other general and administrative expenses totaled $9.4 million, $8.8 million and $10.3 million, respectively, for the fiscal years ended December 31, 2018, 2017 and 2016. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses from 2017 to 2018 was primarily due to higher interest expense resulting from generally higher LIBOR and an increase in average borrowings to support a larger average income producing investment portfolio. The decrease in expenses from 2016 to 2017 is primarily due to fewer one-time credit facility costs associated with amendments and new debt issuances, as well as lower general and administrative expenses.

Net Investment Income

The Company’s net investment income totaled $74.9 million, $68.4 million and $71.1 million, or $1.77, $1.62 and $1.68, per average share, respectively, for the fiscal years ended December 31, 2018, 2017 and 2016.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $624 million, $333 million and $488 million, respectively, for the fiscal years ended December 31, 2018, 2017 and 2016. Net realized gains (losses) over the same periods were $2.1 million, ($12.0) million and $0.8 million, respectively. Net realized gains for fiscal year 2018 were related to the sale of select assets and the redemption of warrants. Net realized losses for fiscal year 2017 were primarily due to the exit of our investment in Direct Buy Inc., along with losses incurred related to the extinguishment of debt. Modest net realized gains for fiscal year 2016 were related to the sale of select assets.

Net Change in Unrealized Gain (Loss)

For the fiscal years ended December 31, 2018, 2017 and 2016, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($10.1) million, $14.1 million and $34.9 million, respectively. Net unrealized loss for the fiscal year ended December 31, 2018 is primarily due to unrealized depreciation in the value of our investments in Crystal Financial LLC, Rug Doctor, LLC and IHS Intermediate, Inc. among others, partially offset by unrealized appreciation in the value of our investments in SOAGG LLC and Phymed Management LLC, among others. Net unrealized gain for the fiscal year ended December 31, 2017 was primarily related to the reversal of unrealized depreciation on our investment in Direct Buy Inc. due to its exit from our portfolio, as well as appreciation in the value of our investments in Bishop Lifting Products, Inc., Breathe Technologies, Inc. and Aegis Toxicology Corporation, among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Rug Doctor, LLC and Crystal Financial LLC, among others. Net unrealized gain for the fiscal year ended December 31, 2016 was primarily related to appreciation in the value of our investments in Crystal Financial LLC, WireCo Worldgroup Inc., Global Tel*Link Corporation, Asurion LLC and DISA Holdings Acquisition Subsidiary Corp., among others. Partially offsetting the net appreciation was depreciation in the value of our investments in Breathe Technologies, Inc., Senior Secured Unitranche Loan Program LLC and Rug Doctor, LLC, among others.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2018, 2017 and 2016, the Company had a net increase in net assets resulting from operations of $66.9 million, $70.4 million and $106.8 million, respectively. For the fiscal years ended December 31, 2018, 2017 and 2016, earnings per average share were $1.58, $1.67 and $2.53, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the SSLP Facility and the 2023 Unsecured Notes (collectively the “Credit Facilities”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of December 31, 2018, we had a total of $549.8 million of unused borrowing capacity under the Credit Facilities, subject to borrowing base limits.

We may from time to time issue equity and/or debt securities in either public or private offerings. The issuance of such securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful. The primary uses of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, or for other general corporate purposes.

On December 28, 2017, the Company closed a private offering of $21 million of the 2022 Tranche C Notes with a fixed interest rate of 4.50% and a maturity date of December 28, 2022. Interest on the 2022 Tranche C Notes is due semi-annually on June 28 and December 28. The 2022 Tranche C Notes were issued in a private placement only to qualified institutional buyers.

On November 22, 2017, we issued $75 million in aggregate principal amount of publicly registered 2023 Unsecured Notes for net proceeds of $73.8 million. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and July 20, at a rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes mature on January 20, 2023.

On February 15, 2017, the Company closed a private offering of $100 million of the 2022 Unsecured Notes with a fixed interest rate of 4.60% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On November 8, 2016, the Company closed a private offering of $50 million of the 2022 Unsecured Notes with a fixed interest rate of 4.40% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On January 11, 2013, the Company closed its most recent follow-on public equity offering of 6.3 million shares of common stock raising approximately $146.9 million in net proceeds. The primary uses of the funds raised were for investments in portfolio companies, reductions in revolving debt outstanding and for other general corporate purposes.

The primary uses of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $200 million in cash equivalents as of December 31, 2018.

Debt

Unsecured Notes

On December 28, 2017, the Company closed a private offering of $21 million of the 2022 Tranche C Notes with a fixed interest rate of 4.50% and a maturity date of December 28, 2022. Interest on the 2022 Tranche C Notes is due semi-annually on June 28 and December 28. The 2022 Tranche C Notes were issued in a private placement only to qualified institutional buyers.

On November 22, 2017, we issued $75 million in aggregate principal amount of publicly registered 2023 Unsecured Notes for net proceeds of $73.8 million. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and July 20, at a rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes mature on January 20, 2023.

On February 15, 2017, the Company closed a private offering of $100 million of the 2022 Unsecured Notes with a fixed interest rate of 4.60% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On November 8, 2016, the Company closed a private offering of $50 million of the 2022 Unsecured Notes with a fixed interest rate of 4.40% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

Revolving & Term Loan Facilities

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505 million of revolving credit and $50 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its two non-extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110 million to $395 million. On April 30, 2018, the revolving credit commitments under the Company’s Credit Facility were expanded by $50 million from $395 million to $445 million and on July 13, 2018, revolving credit commitments were further expanded by $35 million to $480 million. On November 21, 2018, we entered into Amendment No. 3 to the Credit Facility which, among other things, reduced the asset coverage covenant in the Credit Facility from 200% to 150% and made certain related changes to the borrowing base calculations. At December 31, 2018, outstanding USD equivalent borrowings under the Credit Facility totaled $146.4 million, composed of $96.4 million of revolving credit and $50.0 million of term loans.

On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly-owned subsidiary of SSLP, as borrower entered into the SSLP Facility with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $53.8 million of borrowings outstanding as of December 31, 2018.

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly-owned subsidiary of SSLP II, as borrower entered into a $100 million senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP II Facility. The SSLP II Facility is scheduled to mature on November 15, 2021. The SSLP II Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also includes usual and customary events of default for credit facilities of this nature. On December 19, 2018, the SSLP II Facility was merged into the SSLP Facility.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into the NEFPASS Facility with Keybank acting as administrative agent. The

Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $30.0 million of borrowings outstanding as of December 31, 2018.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At December 31, 2018, the Company was in compliance with all financial and operational covenants required by our Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of December 31, 2018:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities(1)	$180.2	$—	$150.2	$30.0	$—
Unsecured senior notes	246.0	—	—	246.0	—
Term Loans	50.0	—	50.0	—	—

(1)	As of December 31, 2018, we had a total of $549.8 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2018	$96,400	$593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2023 Unsecured Notes
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
NEFPASS Facility
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2018	$476,185	$2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of December 31, 2018, asset coverage was 293.0%.
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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2018 and December 31, 2017, respectively:

	December 31, 2018	December 31, 2017
(in millions)
Crystal Financial LLC*	$44.3	$44.3
Rubius Therapeutics, Inc.**	26.8	—
BioElectron Technology Corporation**	17.5	—
BAM Capital, LLC	15.0	—
Tetraphase Pharmaceuticals, Inc.**	13.8	—
Phynet Dermatology LLC	12.4	—
Cardiva Medical, Inc.**	9.0	—
Corindus Vascular Robotics, Inc.**	6.2	—
PQ Bypass, Inc.**	4.8	—
Kingsbridge Holdings, LLC	4.1	—
Breathe Technologies, Inc.**	4.0	—
Genmark Diagnostics, Inc	3.0	—
Delphinus Medical Technologies, Inc.**	1.9	3.7
RS Energy Group U.S., Inc	1.7	—
Datto, Inc	1.7	1.7
Atria Wealth Solutions, Inc	1.5	—
Solara Medical Supplies, Inc	1.2	—
iCIMS, Inc	0.8	—
MRI Software LLC	—	2.3
Radiology Partners, Inc	—	0.9
Alera Group Intermediate Holdings, Inc	—	3.9
Accentcare, Inc	—	3.4
CardioFocus, Inc	—	1.0
WJV658, LLC	—	0.8

Total Commitments	$169.7	$62.0

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.
**

Commitments are subject to the portfolio company achieving certain milestones. As of December 31, 2018, these milestones have not yet been achieved, and as such the portfolio company would not have been able to draw on any of the stated commitment at that time.

As of December 31, 2018 and December 31, 2017, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2019
February 21, 2019	March 21, 2019	April 3, 2019	$0.41

Fiscal 2018
November 5, 2018	December 20, 2018	January 4, 2019	$0.41
August 2, 2018	September 20, 2018	October 2, 2018	0.41
May 7, 2018	June 21, 2018	July 3, 2018	0.41
February 22, 2018	March 22, 2018	April 3, 2018	0.41

Total 2018			$1.64

Fiscal 2017
November 2, 2017	December 21, 2017	January 4, 2018	$0.40
August 1, 2017	September 21, 2017	October 3, 2017	0.40
May 2, 2017	June 22, 2017	July 5, 2017	0.40
February 22, 2017	March 23, 2017	April 4, 2017	0.40

Total 2017			$1.60

Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to stockholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable return of capital, if any, as applicable.

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

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended December 31, 2018, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of December 31, 2018 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would reduce our net investment income by three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2018 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately fourteen cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2018, we have no interest rate hedging instruments outstanding on our balance sheet.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2018 based on the criteria on Internal Control – Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Capital Ltd.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (and consolidated subsidiaries) (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017, by correspondence with the custodian, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

New York, New York

February 21, 2019

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2018	December 31, 2017
Assets
Investments at fair value:
Companies less than 5% owned (cost: $948,478 and $835,041, respectively)	$944,597	$834,410
Companies more than 25% owned (cost: $500,792 and $609,226, respectively)	511,483	626,760
Cash	7,570	5,963
Cash equivalents (cost: $199,646 and $144,826, respectively)	199,646	144,826
Dividends receivable	9,065	15,013
Interest receivable	7,619	7,336
Receivable for investments sold	2,073	6,160
Other receivable	593	58
Prepaid expenses and other assets	783	1,039

Total assets	$1,683,429	$1,641,565

Liabilities
Revolving credit facility (see notes 6 and 7)	$96,400	$245,600
Unsecured senior notes due 2022 (see notes 6 and 7)	150,000	150,000
Unsecured tranche c senior notes due 2022 ($21,000 and $21,000 face amounts, respectively, reported net of unamortized debt issuance costs of $123 and $316, respectively. See note 7)	20,877	20,684
Unsecured senior notes due 2023 ($75,000 and $75,000 face amounts, respectively, reported net of unamortized debt issuance costs of $1,457 and $1,813, respectively. See note 7)	73,543	73,187
Term loans (see notes 6 and 7)	50,000	50,000
SSLP 2016-1, LLC revolving credit facility (the “SSLP Facility”) (see notes 6 and 7)	53,785	—
NEFPASS SPV LLC credit facility ($30,000 and $0 face amounts, respectively, reported net of unamortized debt issuance costs of $1,067 and $0, respectively. See note 7)	28,933	—
Payable for investments and cash equivalents purchased	251,391	145,118
Distributions payable	17,542	16,904
Management fee payable (see note 3)	6,504	7,373
Performance-based incentive fee payable (see note 3)	4,613	4,660
Interest payable (see note 7)	4,714	2,485
Administrative services expense payable (see note 3)	2,716	2,756
Other liabilities and accrued expenses	3,240	1,193

Total liabilities	$764,258	$719,960

Commitments and contingencies (see notes 13, 14, 15 and 16)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,260,826 shares issued and outstanding, respectively	$423	$423
Paid-in capital in excess of par (see note 2f)	992,438	991,340
Accumulated distributable net loss (see note 2f)	(73,690)	(70,158)

Total net assets	$919,171	$921,605

Net Asset Value Per Share	$21.75	$21.81

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Year ended December 31,
	2018	2017	2016
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$98,172	$88,014	$108,386
Companies more than 25% owned	2,827	1,222	1,835
Dividends:
Companies less than 5% owned	28	26	11
Companies more than 25% owned	50,953	52,496	40,649
Other income:
Companies less than 5% owned	1,367	1,334	828
Companies more than 25% owned	179	246	130

Total investment income	153,526	143,338	151,839

EXPENSES:
Management fees (see note 3)	25,789	27,409	28,115
Performance-based incentive fees (see note 3)	18,722	17,055	17,775
Interest and other credit facility expenses (see note 7)	24,728	21,666	24,571
Administrative services expense (see note 3)	5,247	5,215	5,990
Other general and administrative expenses	4,151	3,630	4,287

Total expenses	78,637	74,975	80,738

Net investment income	$74,889	$68,363	$71,101

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$1,857	$310	$609
Companies 5% to 25% owned	246	(8,104)	197
Companies more than 25% owned	(25)	(6)	(30)

Net realized gain (loss) on investments and cash equivalents	2,078	(7,800)	776
Net realized loss on extinguishment of debt:	—	(2,782)	—
Net realized gain (loss) on foreign currencies:	—	(1,433)	—

Net realized gain (loss)	2,078	(12,015)	776

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(2,805)	10,541	28,093
Companies 5% to 25% owned	—	7,734	(456)
Companies more than 25% owned	(7,288)	(4,193)	7,301

Net change in unrealized gain (loss)	(10,093)	14,082	34,938

Net realized and unrealized gain (loss) on investments, cash equivalents and foreign currencies	(8,015)	2,067	35,714

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$66,874	$70,430	$106,815

EARNINGS PER SHARE (see note 5)	$1.58	$1.67	$2.53

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Year ended December 31,
	2018	2017	2016
Increase in net assets resulting from operations:
Net investment income	$74,889	$68,363	$71,101
Net realized gain (loss)	2,078	(12,015)	776
Net change in unrealized gain (loss)	(10,093)	14,082	34,938

Net increase in net assets resulting from operations	66,874	70,430	106,815

Distributions to stockholders (see note 8a):
From net investment income	(69,308)	(67,612)	(67,598)

Capital transactions (see note 18):
Reinvestment of distributions	—	280	—
Repurchases of common stock	—	—	(3,408)

Net increase (decrease) in net assets resulting from capital transactions	—	280	(3,408)

Total increase (decrease) in net assets	(2,434)	3,098	35,809
Net assets at beginning of year	921,605	918,507	882,698

Net assets at end of year	$919,171	$921,605	$918,507

Capital share activity:
Common stock issued from reinvestment of distributions	—	12,301	—
Common stock repurchased	—	—	(216,237)

Net increase (decrease) from capital share activity	—	12,301	(216,237)

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$66,874	$70,430	$106,815
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(2,078)	7,800	(776)
Net realized loss on extinguishment of debt	—	2,782	—
Net realized loss on foreign currencies	—	1,433	—
Net change in unrealized (gain) loss on investments and cash equivalents	10,093	(14,082)	(34,938)
(Increase) decrease in operating assets:
Purchase of investments	(776,809)	(480,734)	(438,030)
Proceeds from disposition of investments	774,045	326,486	480,975
Capitalization of payment-in-kind interest	(946)	(250)	—
Collections of payment-in-kind interest	785	173	582
Receivable for investments sold	4,087	7,442	(2,228)
Interest receivable	(283)	743	(1,671)
Dividends receivable	5,948	(4,061)	(2,465)
Other receivable	(535)	(4)	(50)
Prepaid expenses and other assets	256	(3)	(166)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	106,273	(164,776)	34,911
Management fee payable	(869)	503	347
Performance-based incentive fee payable	(47)	248	3,004
Administrative services expense payable	(40)	(533)	965
Interest payable	2,229	260	560
Other liabilities and accrued expenses	2,047	56	324

Net Cash Provided by (Used in) Operating Activities	191,030	(246,087)	148,159

Cash Flows from Financing Activities:
Cash distributions paid	(68,670)	(67,327)	(67,685)
Proceeds from issuance of unsecured debt	—	193,836	50,000
Deferred financing costs	607	139	110
Consolidation of SSLP Facility and SSLP II Facility	61,066	—	—
Repurchase of common stock	—	—	(3,408)
Proceeds from secured borrowings	558,374	761,400	678,500
Repayments of secured borrowings	(685,980)	(706,000)	(771,200)
Repayments of unsecured borrowings	—	(97,218)	—

Net Cash Provided by (Used in) Financing Activities	(134,603)	84,830	(113,683)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,427	(161,257)	34,476
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	150,789	312,046	277,570

CASH AND CASH EQUIVALENTS AT END OF YEAR	$207,216	$150,789	$312,046

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,499	$21,406	$24,011

Non-cash financing activities consist of the reinvestment of distributions of $0, $280 and $0, for the fiscal years ended December 31, 2018, 2017 and 2016, respectively as well as $43,498 of investments transferred from the Company to Senior Secured Unitranche Loan Program II LLC during the fiscal year ended December 31, 2016 (see note 15).

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(9)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 89.1%
Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation(10)	Health Care Providers & Services	L+550	1.00%	8.10%	5/7/2018	5/9/2025	$17,215	$16,935	$17,215
Alteon Health, LLC(10)(16)	Health Care Providers & Services	L+650	1.00%	9.02%	9/14/2018	9/1/2022	15,271	15,159	14,507
American Teleconferencing Services, Ltd. (PGI)(10)(16)	Communications Equipment	L+650	1.00%	9.09%	5/5/2016	12/8/2021	30,965	30,001	30,578
Amerilife Group, LLC(10)	Insurance	L+875	1.00%	11.27%	7/9/2015	1/10/2023	15,000	14,811	14,963
Associated Pathologists, LLC(10)(16)	Health Care Providers & Services	L+500	1.00%	7.38%	9/14/2018	8/1/2021	3,718	3,699	3,718
Atria Wealth Solutions, Inc.(10)(16)	Diversified Financial Services	L+600	1.00%	8.61%	9/14/2018	11/30/2022	3,358	3,326	3,324
AviatorCap SII, LLC(3)(10)	Aerospace & Defense	L+700	—	9.80%	12/27/2018	10/30/2020	2,975	2,975	2,975
BAM Capital, LLC(10)	Diversified Financial Services	L+800	—	11.52%	12/26/2018	1/23/2023	15,500	15,268	15,268
Bishop Lifting Products, Inc.(7)(10)	Trading Companies & Distributors	L+800	1.00%	10.52%	3/24/2014	3/27/2022	24,985	24,873	24,235
Datto, Inc.(10)	IT Services	L+800	1.00%	10.46%	12/6/2017	12/7/2022	25,000	24,587	25,000
Falmouth Group Holdings Corp. (AMPAC)(10)(16)	Chemicals	L+675	1.00%	9.27%	12/7/2015	12/14/2021	40,887	40,658	40,887
Global Holdings LLC & Payment Concepts LLC(10)(16).	Consumer Finance	L+750	1.00%	10.24%	9/14/2018	5/5/2022	7,066	6,964	7,066
Greystone Select Holdings LLC & Greystone & Co., Inc.(10)	Thrifts & Mortgage Finance	L+800	1.00%	10.51%	3/29/2017	4/17/2024	19,900	19,739	19,850
iCIMS, Inc.(10)	Software	L+650	1.00%	8.94%	9/7/2018	9/12/2024	12,670	12,426	12,480
IHS Intermediate, Inc.(10)	Health Care Providers & Services	L+825	1.00%	10.74%	6/19/2015	7/20/2022	25,000	24,705	24,000
Kingsbridge Holdings, LLC(10)	Multi-Sector Holdings	L+700	1.00%	9.82%	12/21/2018	12/21/2024	28,973	28,540	28,538
KORE Wireless Group, Inc.(10)	Wireless Telecommunication Services	L+550	1.00%	8.29%	12/21/2018	12/21/2024	37,222	36,478	36,850
Logix Holding Company, LLC(10)(16)	Communications Equipment	L+575	1.00%	8.27%	9/14/2018	12/22/2024	7,178	7,115	7,178
On Location Events, LLC & PrimeSport Holdings Inc.(10)(16)	Media	L+550	1.00%	7.90%	12/7/2017	9/29/2021	24,506	24,284	24,322
Pet Holdings ULC & Pet Supermarket, Inc.(5)(10)(16)	Specialty Retail	L+550	1.00%	7.90%	9/14/2018	7/5/2022	29,344	29,054	29,197
PhyMed Management LLC(10)	Health Care Providers & Services	L+875	1.00%	11.46%	12/18/2015	5/18/2021	32,321	31,662	32,160
PhyNet Dermatology LLC(10)	Health Care Providers & Services	L+550	1.00%	8.02%	9/5/2018	8/16/2024	9,644	9,551	9,547
PPT Management Holdings, LLC(10)	Health Care Providers & Services	L+750 PIK	1.00%	9.85%	9/14/2018	12/16/2022	19,969	19,841	16,973
PSKW, LLC & PDR, LLC(10)(16)	Health Care Providers & Services	L+425	1.00%	7.05%	9/14/2018	11/25/2021	2,024	2,016	2,024
PSKW, LLC & PDR, LLC(10)(16)	Health Care Providers & Services	L+825	1.00%	11.05%	10/24/2017	11/25/2021	26,647	26,348	26,647
RS Energy Group U.S., Inc.(10)	Software	L+475	1.00%	7.55%	10/26/2018	10/6/2023	15,249	14,951	14,944
Rug Doctor LLC(3)(10)	Diversified Consumer Services	L+975	1.50%	12.33%	12/23/2013	10/31/2019	9,111	9,050	9,111
Solara Medical Supplies, Inc.(10)(16)	Health Care Providers & Services	L+600	1.00%	8.52%	5/31/2018	5/31/2023	3,418	3,371	3,418
Southern Auto Finance Company(5)(10)	Consumer Finance	—	—	11.15%	10/19/2011	12/4/2019	25,000	24,920	25,000
The Octave Music Group, Inc. (fka TouchTunes)(10)	Media	L+825	1.00%	10.63%	5/28/2015	5/27/2022	14,000	13,880	13,930
Varilease Finance, Inc.(10)	Multi-Sector Holdings	L+825	1.00%	10.65%	8/22/2014	8/24/2020	33,000	32,793	33,000

Total Bank Debt/Senior Secured Loans								$569,980	$568,905

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(9)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Life Science Senior Secured Loans
Alimera Sciences, Inc.(10)	Pharmaceuticals	L+765	—	10.03%	1/5/2018	7/1/2022	$25,000	$25,044	$25,125
Ardelyx, Inc.(5)(10)	Pharmaceuticals	L+745	—	9.83%	5/10/2018	11/1/2022	24,500	24,400	24,377
aTyr Pharma, Inc.(10)	Pharmaceuticals	P+410	—	9.35%	11/18/2016	11/18/2020	7,667	7,985	7,782
Axcella Health Inc.(10)	Pharmaceuticals	L+850	—	10.84%	1/9/2018	7/1/2022	26,000	26,247	26,000
BioElectron Technology Corporation(10)	Pharmaceuticals	L+750	—	9.88%	8/9/2018	8/10/2022	10,500	10,458	10,447
Breathe Technologies, Inc.(10)	Health Care Equipment & Supplies	L+850	—	10.84%	1/5/2018	1/5/2022	22,000	22,298	22,000
Cardiva Medical, Inc.(10)	Health Care Equipment & Supplies	L+795	0.63%	10.33%	9/24/2018	9/1/2022	12,000	12,067	12,030
Corindus Vascular Robotics, Inc.(5)(10)	Health Care Equipment & Supplies	L+725	—	9.60%	3/9/2018	3/1/2022	6,783	6,787	6,817
Delphinus Medical Technologies, Inc.(10)	Health Care Equipment & Supplies	L+850	—	10.88%	8/18/2017	9/1/2021	5,625	5,594	5,513
GenMark Diagnostics, Inc.(5)(10)	Health Care Providers & Services	—	—	6.90%	11/8/2018	1/1/2021	17,473	17,531	17,531
OmniGuide Holdings, Inc.(10)(15)	Health Care Equipment & Supplies	L+805	—	10.43%	7/30/2018	7/29/2023	10,500	10,504	10,474
PQ Bypass, Inc.(10)	Health Care Equipment & Supplies	L+795	1.00%	10.42%	12/20/2018	12/20/2022	5,200	5,119	5,117
Restoration Robotics, Inc.(10)	Health Care Equipment & Supplies	L+795	—	10.33%	5/10/2018	5/1/2022	9,000	8,887	8,977
Rubius Therapeutics, Inc.(5)(10)	Pharmaceuticals	L+550	—	7.97%	12/21/2018	12/21/2023	13,430	13,400	13,397
scPharmaceuticals, Inc.(10)	Pharmaceuticals	L+845	—	10.83%	5/23/2017	5/1/2021	5,000	5,019	5,025
Scynexis, Inc.(10)	Pharmaceuticals	L+849	—	10.87%	9/30/2016	9/30/2020	15,000	15,379	15,300
SentreHeart, Inc.(10)	Health Care Equipment & Supplies	L+885	—	11.19%	11/15/2016	11/15/2020	10,000	10,193	10,150
Sunesis Pharmaceuticals, Inc.(10)	Pharmaceuticals	L+854	—	10.92%	3/31/2016	4/1/2020	3,750	3,833	3,769
Tetraphase Pharmaceuticals, Inc.(10)	Pharmaceuticals	L+725	—	9.63%	10/30/2018	5/2/2023	20,600	20,169	20,125

Total Life Science Senior Secured Loans								$250,914	$249,956

Total Senior Secured Loans								$820,894	$818,861

Description	Industry			Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 34.2%
Althoff Crane Service, Inc.(10)(17)	Commercial Services & Supplies			10.55%	7/31/2017	6/8/2022	$1,362	$1,362	$1,357
B&W Resources, Inc.(10)(12)	Oil, Gas & Consumable Fuels			21.57%	8/17/2018	3/27/2020	297	291	305
BB578, LLC(10)(12)	Media			10.00%	7/31/2017	11/1/2021	669	669	667
Beverly Hills Limo and Corporate Coach, Inc.(10)(17)	Road & Rail			10.57%	3/19/2018	9/9/2019	366	379	363
Blackhawk Mining, LLC(10)(17)	Oil, Gas & Consumable Fuels			10.99-11.17%	2/16/2018	3/1/2022-11/1/2022	6,270	5,890	6,270
Brightwater R&B Acquisition, LLC(10)(17)	Machinery			12.24%	8/17/2018	4/20/2019	76	76	76
C&H Paving, Inc.(10)(12)	Construction & Engineering			9.94%	12/26/2018	1/1/2024	3,393	3,444	3,393
Capital City Jet Center, Inc.(10)(12)	Airlines			10.00%	4/4/2018	10/4/2023	2,174	2,174	2,184
Central Freight Lines, Inc.(10)(12)	Road & Rail			7.16%	7/31/2017	1/14/2024	1,710	1,710	1,710
Cfactor Leasing Corp. & CZM USA, Corp.(10)(17)	Machinery			12.00-14.11%	7/31/2017	5/27/2020-8/3/2022	3,162	3,143	3,173

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Champion Air, LLC(10)(12)	Airlines	10.00%	3/19/2018	1/1/2023	3,200	3,181	3,200
Delicate Productions, Inc.(10)(12)	Commercial Services & Supplies	13.30%	5/3/2018	5/15/2022	2,023	2,010	2,023
Easton Sales and Rentals, LLC(10)(12)	Commercial Services & Supplies	10.00%	9/18/2018	10/1/2021	2,034	1,981	2,034
Equipment Operating Leases, LLC(3)(10)(14)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/22-4/27/2025	32,882	32,882	32,882
Falcon Transport Company(10)(12)	Road & Rail	10.96%	10/24/2018	7/1/2024	12,443	12,271	12,443
Family First Freight, LLC(10)(12)	Road & Rail	9.29-11.52%	7/31/2017	7/2/2019-1/22/2022	881	879	870
Garda CL Technical Services, Inc.(10)(17)	Commercial Services & Supplies	8.31-8.77%	3/22/2018	7/13/2023-10/5/2023	2,847	2,847	2,847
Georgia Jet, Inc.(10)(12)	Airlines	8.00%	12/4/2017	12/4/2021	2,373	2,373	2,373
Globecomm Systems Inc.(10)(17)	Wireless Telecommunication Services	13.18%	5/10/2018	7/1/2021	1,610	1,610	1,610
GMT Corporation(10)(12)	Machinery	12.46%	10/23/2018	10/23/2023	7,582	7,506	7,582
Great Plains Gas Compression Holdings, LLC(10)(12)	Oil, Gas & Consumable Fuels	9.37-9.93%	3/19/2018	8/1/2019-9/7/19	8,775	8,754	8,792
Haljoe Coaches USA, LLC(10)(17)	Road & Rail	8.15-9.90%	7/31/2017	7/1/2022-11/17/2022	5,180	5,180	5,137
Hawkeye Contracting Company, LLC(10)(12)(13)	Oil, Gas & Consumable Fuels	10.00%	11/15/2017	11/15/2020	3,648	3,648	3,620
HTI Logistics Corporation(10)(12)	Commercial Services & Supplies	9.80%	11/15/2018	12/1/2023	274	274	274
Interstate NDT, Inc.(10)(17)	Road & Rail	11.32-13.94%	6/11/2018	7/1/2023-10/1/2023	2,429	2,429	2,429
JP Motorsports, Inc.(10)(17)	Road & Rail	13.96%	8/17/2018	1/25/2022	397	394	405
Knight Transfer Services, Inc. & Dumpstr Xpress, Inc.(10)(17)	Commercial Services & Supplies	12.05-12.76%	7/31/2017	4/11/2020-4/30/2020	518	518	519
Kool Pak, LLC(10)(17)	Road & Rail	8.58%	2/5/2018	3/1/2024	729	729	722
Lineal Industries, Inc.(10)(12)	Construction & Engineering	8.00%	12/21/2018	12/21/2021	107	107	107
Marcal Manufacturing, LLC dba Soundview Paper Company, LLC(10)(17)	Paper & Forest Products	12.91-12.98%	7/31/2017	7/30/2022-10/25/2022	1,365	1,365	1,386
Meridian Consulting I Corp, Inc.(10)(12)	Hotels, Restaurants & Leisure	10.72%	7/31/2017	12/4/2021	2,145	2,145	2,156
Mountain Air Helicopters, Inc.(10)(12)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022	1,668	1,668	1,651
Mulholland Energy Services Equipment Leasing, LLC(10)(17)	Commercial Services & Supplies	8.89%	8/17/2018	10/30/2019	809	807	804
OKK Equipment, LLC(10)(12)	Commercial Services & Supplies	10.15%	7/31/2017	8/27/2023	612	612	601
Reston Limousine & Travel Service, Inc.(10)(17)	Road & Rail	11.82%	9/13/2017	10/1/2021	1,454	1,471	1,460
Rossco Crane & Rigging, Inc.(10)(17)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	797	797	798
RVR Air Charter, LLC & RVR Aviation, LLC(10)(12)	Airlines	12.00%	7/31/2017	8/1/2020-1/1/2022	2,692	2,692	2,727

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Santek Environmental, LLC(10)(17)	Commercial Services & Supplies	10.00%	7/31/2017	3/1/2021	98	98	99
Santek Environmental of Alabama, LLC(10)(17)	Commercial Services & Supplies	8.95-10.00%	7/31/2017	12/18/2020-11/29/2021	179	179	176
Sidelines Tree Service LLC(10)(17)	Diversified Consumer Services	10.31-10.52%	7/31/2017	8/1/2022-10/1/2022	431	432	427
South Texas Oilfield Solutions, LLC(10)(17)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	3,413	3,413	3,413
Southern Nevada Oral & Maxillofacial Surgery, LLC(10)(12)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	1,404	1,404	1,425
Southwest Traders, Inc.(10)(17)	Road & Rail	9.13%	11/21/2017	11/1/2020	139	139	138
ST Coaches, LLC(10)(17)	Road & Rail	8.21-8.59%	7/31/2017	10/1/2022-10/1/2023	4,396	4,396	4,396
Star Coaches Inc.(10)(17)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,785	3,785	3,785
Sturgeon Services International Inc.(10)(12)	Energy Equipment & Services	17.88%	7/31/2017	2/28/2022	1,763	1,763	1,789
Sun-Tech Leasing of Texas, L.P.(10)(17)	Road & Rail	8.68-8.83%	7/31/2017	6/25/2020-7/25/2021	424	424	416
Superior Transportation, Inc.(10)(17)	Road & Rail	9.77-10.26%	7/31/2017	4/23/2022-12/1/2023	4,500	4,499	4,460
The Smedley Company & Smedley Services, Inc.(10)(12)	Commercial Services & Supplies	9.92-14.68%	7/31/2017	10/29/2023-2/10/2024	6,273	6,315	6,361
Tornado Bus Company(10)(17)	Road & Rail	10.78%	7/31/2017	9/1/2021	2,151	2,151	2,141
Trinity Equipment Rentals, Inc.(10)(12)	Commercial Services & Supplies	11.02%	9/13/2018	10/1/2022	935	935	935
Trolleys, Inc.(10)(17)	Road & Rail	9.81%	7/18/2018	8/1/2022	3,039	3,039	3,039
Up Trucking Services, LLC(10)(17)	Road & Rail	11.91%	3/23/2018	4/1/2022	2,226	2,261	2,263
Waste Services of Alabama, LLC(10)(17)	Commercial Services & Supplies	10.24%	8/17/2018	11/27/2020	1,692	1,696	1,687
Waste Services of Tennessee, LLC(10)(17)	Commercial Services & Supplies	8.95-10.15%	7/31/2017	2/7/2021-11/29/2021	742	742	727
Waste Services of Texas, LLC(10)(17)	Commercial Services & Supplies	8.95%	7/31/2017	12/6/2021	147	147	145
WJV658, LLC (10)(12)	Airlines	8.50%	7/31/2017	7/1/2022	7,884	7,884	7,879
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc.(10)(12).	Construction & Engineering	7.50%	7/31/2017	10/1/2022	2,601	2,601	2,575

					Shares/ Units
NEF Holdings, LLC Equity Interests(3)(10)(11)	Multi-Sector Holdings		7/31/2017		200	145,000	145,000

Total Equipment Financing						$313,571	$314,226

Preferred Equity – 1.7%
SOAGG LLC(3)(5)(6)(10)	Aerospace & Defense	8.00%	12/14/2010	6/30/2020	2,493	$2,493	$9,113
SOINT, LLC(3)(5)(6)(10)	Aerospace & Defense	15.00%	6/8/2012	6/30/2020	58,361	5,836	6,414

Total Preferred Equity						$8,329	$15,527

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants — 33.4%
Ark Real Estate Partners LP(2)(3)(10)*	Diversified Real Estate Activities	3/12/2007	—	$527	$39
Ark Real Estate Partners II LP(2)(3)(10)*	Diversified Real Estate Activities	10/23/2012	—	12	1
aTyr Pharma, Inc. Warrants(10)*	Pharmaceuticals	11/18/2016	88,792	106	—

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date		Shares/ Units	Cost	Fair Value
B Riley Financial Inc.(5)	Research & Consulting Services	3/16/2007		38,015	2,684	540
CardioFocus, Inc. Warrants(10)*	Health Care Equipment & Supplies	3/31/2017		440,816	51	69
CAS Medical Systems, Inc. Warrants(10)*	Health Care Equipment & Supplies	6/30/2016		48,491	38	28
Conventus Orthopaedics, Inc. Warrants(10)*	Health Care Equipment & Supplies	6/15/2016		157,500	65	68
Corindus Vascular Robotics, Inc. Warrants(5)(10)*	Health Care Equipment & Supplies	3/9/2018		79,855	40	22
Crystal Financial LLC(3)(5)(10)	Diversified Financial Services	12/28/2012		280,303	280,737	293,000
Delphinus Medical Technologies, Inc. Warrants(10)*	Health Care Equipment & Supplies	8/18/2017		380,904	74	99
Essence Group Holdings Corporation (Lumeris) Warrants(10)*	Health Care Technology	3/22/2017		208,000	63	358
PQ Bypass, Inc. Warrants(10)*	Health Care Equipment & Supplies	12/20/2018		156,000	70	75
RD Holdco Inc. (Rug Doctor)(3)(10)*	Diversified Consumer Services	12/23/2013		231,177	15,683	7,732
RD Holdco Inc. (Rug Doctor) Class B(3)(10)*	Diversified Consumer Services	12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants(3)(10)*	Diversified Consumer Services	12/23/2013		30,370	381	—
Restoration Robotics, Inc. Warrants(10)*	Health Care Equipment & Supplies	5/10/2018		72,776	111	3
Scynexis, Inc. Warrants(10)*	Pharmaceuticals	9/30/2016		122,435	105	—
SentreHeart, Inc. Warrants(10)*	Health Care Equipment & Supplies	11/15/2016		261,825	126	127
Sunesis Pharmaceuticals, Inc. Warrants(10)*	Pharmaceuticals	3/31/2016		104,001	118	—
Tetraphase Pharmaceuticals, Inc. Warrants(10)*	Pharmaceuticals	10/30/2018		284,530	269	89

Total Common Equity/Equity Interests/Warrants					$306,476	$307,466

Total Investments (8) — 158.4%					$1,449,270	$1,456,080

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 21.7%
U.S. Treasury Bill	Government	12/31/2018	1/29/2019	$200,000	$199,646	$199,646

Total Investments & Cash Equivalents — 180.1%					$1,648,916	$1,655,726
Liabilities in Excess of Other Assets — (80.1%)						(736,555)

Net Assets — 100.0%						$919,171

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of December 31, 2018.

(2)	Ark Real Estate Partners is held through SLRC ADI Corp., a wholly-owned taxable subsidiary.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

(3)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2018 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend /Other Income	Fair Value at December 31, 2018
Ark Real Estate Partners LP	$263	$—	$—	$376†	$(224)	$—	$39
Ark Real Estate Partners II LP	6	—	—	—	(5)	—	1
AviatorCap SII, LLC I	10	—	10	—	—	—	—
AviatorCap SII, LLC	—	2,975	—	—	—	4	2,975
Crystal Financial LLC	303,200	—	—	—	(10,200)	30,220	293,000
Equipment Operating Leases, LLC	—	34,511	1,629	—	—	1,677	32,882
NEF Holdings, LLC	145,500	—	—	—	(500)	8,332	145,000
RD Holdco Inc. (Rug Doctor, common equity)...	10,102	—	—	—	(2,369)	—	7,732
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	35	—	—	—	(35)	—	—
Rug Doctor LLC	9,111	—	—	—	(32)	1,164	9,111
SSLP(18)	88,736	25,322	115,038	(354)	626	6,289	—
SSLP II(18)	51,744	21,781	72,858	(47)	(758)	4,628	—
SOAGG LLC	4,537	—	1,654	—	6,230	663	9,113
SOINT, LLC (preferred equity)	8,300	—	1,865	—	(21)	982	6,414

	$626,760	$84,589	$193,054	$(25)	$(7,288)	$53,959	$511,483

(4)

Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2018 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)		Change in Unrealized Gain (Loss)	Interest/ Dividend Income	Fair Value at December 31, 2018
DSW Group Holdings LLC	$—	$—	$—	$246	†	$—	$—	$—

(5)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2018, on a fair value basis, non-qualifying assets in the portfolio represented 23.3% of the total assets of the Company.

(6)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(7)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(8)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $853; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $21,655 and $20,802, respectively, based on a tax cost of $1,455,227. All of the Company’s investments are pledged as collateral against the borrowings outstanding on the revolving credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

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

December 31, 2018

(in thousands)

(15)	OmniGuide Holdings, Inc., Domain Surgical, Inc. and OmniGuide, Inc. are co-borrowers.
(16)

Indicates an investment that is wholly or partially held by the Company through its wholly-owned consolidated financing subsidiary SSLP 2016-1, LLC (the “SSLP SPV”). Such investments are pledged as collateral under the SSLP 2016-1, LLC Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(17)

Indicates an investment that is held by the Company through its wholly-owned consolidated financing subsidiary NEFPASS SPV, LLC (the “NEFPASS SPV”). Such investments are pledged as collateral under the NEFPASS SPV, LLC Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(18)

On September 14, 2018 and September 18, 2018, the Company acquired 100% of the equity of SSLP II and SSLP, respectively, and as such consolidated these investments as of this date. On December 19, 2018, SSLP and SSLP II were merged into the Company.

*	Non-income producing security.
†	Represents estimated change in receivable balance.

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2018
Diversified Financial Services (Crystal Financial LLC)	21.4%
Multi-Sector Holdings (includes NEF Holdings, LLC and Equipment Operating Leases, LLC)	16.4%
Health Care Providers & Services	11.6%
Pharmaceuticals	10.4%
Health Care Equipment & Supplies	5.6%
Road & Rail	3.2%
Chemicals	2.8%
Media	2.7%
Wireless Telecommunication Services	2.6%
Communications Equipment	2.6%
Consumer Finance	2.2%
Specialty Retail	2.0%
Software	1.9%
IT Services	1.7%
Trading Companies & Distributors	1.7%
Diversified Consumer Services	1.6%
Commercial Services & Supplies	1.5%
Thrifts & Mortgage Finance	1.4%
Oil, Gas & Consumable Fuels	1.3%
Aerospace & Defense	1.3%
Airlines	1.3%
Insurance	1.0%
Machinery	0.7%
Energy Equipment & Services	0.4%
Construction & Engineering	0.4%
Hotels, Restaurants & Leisure	0.2%
Paper & Forest Products	0.1%
Research & Consulting Services	0.0%
Health Care Technology	0.0%
Diversified Real Estate Activities	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(9)		LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 83.5%
Bank Debt/Senior Secured Loans
AccentCare, Inc.(11)	Health Care Providers & Services	L+525		1.00%	6.94%	12/29/2017	3/3/2022	$2,580	$2,567	$2,567
AccentCare, Inc.(11)	Health Care Providers & Services	L+950		1.00%	11.01%	9/3/2015	9/3/2022	10,000	9,869	9,900
Aegis Toxicology Sciences Corporation(11)	Health Care Providers & Services	L+850		1.00%	10.17%	2/20/2014	8/24/2021	31,000	30,606	30,070
American Teleconferencing Services, Ltd. (PGI)(11)	Communications Equipment	L+650		1.00%	7.90%	5/5/2016	12/8/2021	21,627	21,127	21,303
Amerilife Group, LLC(11)	Insurance	L+875		1.00%	10.25%	7/9/2015	1/10/2023	15,000	14,775	14,887
Argo Turboserve Corporation & Argo Tech, LLC ††(11)	Air Freight & Logistics	L+1425	(10)	—	15.73%	5/2/2014	5/2/2018	6,660	6,235	6,660
AviatorCap SII, LLC I(3)(11)	Aerospace & Defense	—		—	12.00%	5/31/2011	1/31/2019	10	10	10
Bishop Lifting Products, Inc.(7)(11)	Trading Companies & Distributors	L+800		1.00%	9.57%	3/24/2014	3/27/2022	25,000	24,857	23,500
Datto, Inc.(11)	IT Services	L+800		1.00%	9.41%	12/6/2017	12/7/2022	25,000	24,505	24,500
DISA Holdings Acquisition Subsidiary Corp.(11)	Professional Services	L+850		1.00%	9.84%	12/9/2014	6/9/2021	51,476	51,008	51,476
Falmouth Group Holdings Corp. (AMPAC)(11)	Chemicals	L+675		1.00%	8.44%	12/7/2015	12/14/2021	9,298	9,265	9,298
Global Tel*Link Corporation	Communications Equipment	L+400		1.25%	5.69%	11/6/2015	5/23/2020	7,194	6,205	7,230
Global Tel*Link Corporation	Communications Equipment	L+825		1.25%	9.94%	5/21/2013	11/23/2020	18,500	18,317	18,540
Greystone Select Holdings LLC & Greystone & Co., Inc.(11)	Thrifts & Mortgage Finance	L+800		1.00%	9.40%	3/29/2017	4/17/2024	20,000	19,815	20,000
IHS Intermediate, Inc.(11)	Health Care Providers & Services	L+825		1.00%	9.62%	6/19/2015	7/20/2022	25,000	24,639	24,562
K2 Pure Solutions NoCal, L.P.(11)	Chemicals	L+900		1.00%	10.57%	8/19/2013	2/19/2021	7,475	7,398	7,400
KORE Wireless Group, Inc.(11)	Wireless Telecommunication Services	L+825		1.00%	9.94%	9/12/2014	3/12/2021	55,500	54,866	54,945
MRI Software LLC(11)	Software	L+625		1.00%	7.83%	6/7/2017	6/30/2023	16,352	16,197	16,271
On Location Events, LLC & PrimeSport Holdings Inc.(11)	Media	L+550		1.00%	7.04%	12/7/2017	9/29/2021	60,000	59,260	59,250
PhyMed Management LLC(11)	Health Care Providers & Services	L+875		1.00%	10.21%	12/18/2015	5/18/2021	32,321	31,430	31,271
PSKW, LLC & PDR, LLC(11)	Health Care Providers & Services	L+826		1.00%	9.95%	10/24/2017	11/25/2021	3,461	3,394	3,392
Radiology Partners, Inc.(11)	Health Care Providers & Services	L+575		1.00%	7.44%	11/28/2017	12/4/2023	9,122	9,032	9,031
Rug Doctor LLC(3)(11)	Diversified Consumer Services	L+975		1.50%	11.42%	12/23/2013	12/31/2018	9,111	9,019	9,111
Salient Partners, L.P.(11)	Asset Management	L+850		1.00%	9.85%	6/10/2015	6/9/2021	13,980	13,803	13,980
Southern Auto Finance Company(5)(11)	Consumer Finance	—		—	11.15%	10/19/2011	12/4/2018	25,000	24,905	25,000
The Octave Music Group, Inc. (fka TouchTunes)(11)	Media	L+825		1.00%	9.62%	5/28/2015	5/27/2022	14,000	13,852	14,000
Varilease Finance, Inc.(11)	Multi-Sector Holdings	L+825		1.00%	9.58%	8/22/2014	8/24/2020	48,000	47,548	48,000

Total Bank Debt/Senior Secured Loans									$554,504	$556,154

Life Science Senior Secured Loans
Achaogen, Inc.(5)(11)	Pharmaceuticals	L+699		1.00%	8.34%	8/5/2015	8/5/2019	$20,833	$21,783	$22,500
aTyr Pharma, Inc.(11)	Pharmaceuticals	P+410		—	8.35%	11/18/2016	11/18/2020	10,000	9,986	10,100
Axcella Health Inc.(11)	Pharmaceuticals	L+880		—	10.15%	8/7/2015	8/31/2019	20,000	20,600	20,900
Breathe Technologies, Inc.(11)	Health Care Equipment & Supplies	L+830		—	9.65%	11/5/2015	11/5/2019	15,000	16,774	16,800
CardioDx, Inc.(11)	Health Care Providers & Services	P+670		—	11.20%	6/18/2015	4/1/2019	4,000	4,507	4,480
CardioFocus, Inc.(11)	Health Care Equipment & Supplies	L+750		—	8.88%	3/31/2017	7/1/2020	5,300	5,307	5,300
Cardiva Medical, Inc.(11)	Health Care Equipment & Supplies	L+865		0.63%	10.00%	2/2/2017	2/2/2021	9,000	9,125	9,045
CAS Medical Systems, Inc.(11)	Health Care Equipment & Supplies	L+875		—	10.10%	6/30/2016	7/1/2020	6,000	6,083	6,045
Cianna Medical, Inc.(11)	Health Care Equipment & Supplies	L+900		—	10.35%	9/28/2016	9/28/2020	7,500	7,613	7,556
Claret Medical, Inc.(11)	Health Care Equipment & Supplies	P+450		—	9.00%	11/22/2017	10/1/2020	5,000	4,947	4,933
Clinical Ink, Inc.(11)	Health Care Technology	L+850		0.70%	9.86%	3/8/2016	3/8/2020	5,056	5,153	5,056
Delphinus Medical Technologies, Inc.(11)	Health Care Equipment & Supplies	L+850		—	9.88%	8/18/2017	9/1/2021	3,750	3,664	3,722

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

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
OKK Equipment, LLC(11)(13)	Commercial Services & Supplies	10.15%	7/31/2017	8/27/2023	709	709	696
Reston Limousine & Travel Service, Inc.(11)(13)	Road & Rail	11.81%	9/13/2017	10/1/2021	1,868	1,895	1,868
Rossco Crane & Rigging, Inc.(11)(13)	Commercial Services & Supplies	11.53%	8/25/2017	9/1/2022	711	711	711
Royal Coach Lines, Inc.(11)(13)	Road & Rail	10.03%	7/31/2017	8/28/2018	364	364	361
RVR Air Charter, LLC & RVR Aviation, LLC(11)(13)	Airlines	12.00%	7/31/2017	1/1/2022	1,550	1,550	1,581
Santek Environmental, LLC(11)(13)	Commercial Services & Supplies	10.00%	7/31/2017	3/1/2021	154	154	153
Santek Environmental of Alabama, LLC(11)(13)	Commercial Services & Supplies	8.95-10.00%	7/31/2017	12/18/2020-11/29/2021	252	252	250
Sidelines Tree Service LLC(11)(13)	Diversified Consumer Services	10.31%-10.52%	7/31/2017	8/1/2022-10/1/2022	523	525	523
Southern Nevada Oral & Maxillofacial Surgery, LLC(11)(13)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	1,521	1,521	1,544
Southwest Traders, Inc.(11)(13)	Road & Rail	9.13%	11/21/2017	11/1/2020	202	202	202
ST Coaches, LLC(11)(13)	Road & Rail	8.23-8.72%	7/31/2017	10/1/2022-11/18/2022	3,703	3,703	3,703
Sturgeon Services International Inc.(11)(13)	Energy Equipment & Services	17.21%	7/31/2017	2/28/2022	2,212	2,212	2,225
Sun-Tech Leasing of Texas, L.P.(11)(13)	Road & Rail	8.68-10.60%	7/31/2017	5/4/2019-7/25/2021	1,253	1,253	1,252
Superior Transportation, Inc.(11)(13)	Road & Rail	9.77-10.26%	7/31/2017	4/23/2022-11/25/2022	3,451	3,451	3,423
The Smedley Company & Smedley Services, Inc.(11)(13)	Commercial Services & Supplies	11.63%	7/31/2017	2/10/2024	3,119	3,119	3,181
Tornado Bus Company(11)(13)	Road & Rail	10.78%	7/31/2017	9/1/2021	2,727	2,727	2,749
Waste Services of Tennessee, LLC(11)(13)	Commercial Services & Supplies	8.95-10.15%	7/31/2017	2/7/2021-11/29/2021	983	983	968
Waste Services of Texas, LLC(11)(13)	Commercial Services & Supplies	8.95%	7/31/2017	12/6/2021	190	190	185
WJV658, LLC(11)(13)	Airlines	8.50%	7/31/2017	7/1/2022	8,452	8,452	8,452
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc.(11)(13)	Construction & Engineering	7.50%	7/31/2017	10/1/2022	4,004	4,004	3,911

					Shares/ Units
NEF Holdings, LLC Equity Interests(3)(11)(12)	Multi-Sector Holdings		7/31/2017		200	145,000	145,500

Total Equipment Financing						$217,934	$218,583

Preferred Equity – 1.4%
SOAGG LLC(3)(5)(6)	Aerospace & Defense	8.00%	12/14/2010	6/30/2020	4,147	$4,147	$4,537
SOINT, LLC(3)(5)(6)	Aerospace & Defense	15.00%	6/8/2012	6/30/2020	77,014	7,701	8,300

Total Preferred Equity						$11,848	$12,837

Description	Industry		Acquisition Date		Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants — 50.0%
Ark Real Estate Partners LP(2)(3)(11)*	Diversified Real Estate Activities		3/12/2007		—	$527	$263
Ark Real Estate Partners II LP(2)(3)(11)*	Diversified Real Estate Activities		10/23/2012		—	12	6
aTyr Pharma, Inc. Warrants(11)*	Pharmaceuticals		11/18/2016		88,792	106	73
B Riley Financial Inc.(5)	Research & Consulting Services		3/16/2007		38,015	2,684	688
CardioDx, Inc. Warrants(11)*	Health Care Providers & Services		6/18/2015		3,986	129	—
CardioFocus, Inc. Warrants(11)*	Health Care Equipment & Supplies		3/31/2017		440,816	51	43
CAS Medical Systems, Inc. Warrants(11)*	Health Care Equipment & Supplies		6/30/2016		48,491	38	—

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

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend /Other Income	Fair Value at December 31, 2017
Ark Real Estate Partners LP	$336	$—	$—	$(6)†	$(73)	$—	$263
Ark Real Estate Partners II LP	8	—	—	—	(2)	—	6
AviatorCap SII, LLC I	497	—	487	—	—	31	10
Crystal Financial LLC	305,000	—	—	—	(1,800)	31,600	303,200
NEF Holdings, LLC	—	145,000	—	—	500	5,898	145,500
RD Holdco Inc. (Rug Doctor, common equity)	13,574	—	—	—	(3,472)	—	10,102
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)..	168	—	—	—	(133)	—	35
Rug Doctor LLC	9,111	—	—	—	(92)	1,149	9,111
SSLP	100,653	525	12,687	—	245	8,393	88,736
SSLP II	47,363	8,872	4,758	—	267	5,180	51,744
SOAGG LLC	5,806	—	1,476	—	207	394	4,537
SOINT, LLC	2,386	—	2,386	—	(6)	60	—
SOINT, LLC (preferred equity)	9,100	—	966	—	166	1,259	8,300

	$499,218	$154,397	$22,760	$(6)	$(4,193)	$53,964	$626,760

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

December 31, 2018

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

The Company’s investment objective is to maximize both current income and capital appreciation through debt and equity investments. The Company invests primarily in leveraged middle market companies in the form of senior secured loans, stretch-senior loans, unitranche loans, leases and to a lesser extent, mezzanine loans and equity securities. From time to time, we may also invest in public companies that are thinly traded.

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

December 31, 2018

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2018, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

(f)

Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2018, $1,098 was reclassified on our balance sheet between accumulated distributable net loss and paid-in capital in excess of par. Total earnings and net asset value are not affected.

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

(j)

The Company has made irrevocable elections to apply the fair value option of accounting to the senior secured credit facility (the “Credit Facility”), the unsecured senior notes due 2022 (the “2022 Unsecured Notes”), and the SSLP Facility (see note 6 and 7), in accordance with ASC 825-10.

(k)

In accordance with ASC 835-30, the Company records origination and other expenses related to certain debt issuances as a direct deduction from the carrying amount of the debt liability. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and/or when it approximates the effective yield method.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures.

In August 2018, the US Securities and Exchange Commission adopted final rules to eliminate redundant, duplicative, overlapping, outdated or superseded disclosure requirements in light of other disclosure requirements, GAAP or changes in the information environment. These rules amend certain provisions of Regulation S-X and Regulation S-K, certain rules promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain related forms. These changes became effective on November 5, 2018.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the fiscal years ended December 31, 2018, 2017 and 2016.

For the fiscal years ended December 31, 2018, 2017 and 2016, the Company recognized $25,789, $27,409 and $28,115, respectively, in base management fees and $18,722, $17,055 and $17,775, respectively, in performance-based incentive fees.

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

For the fiscal years ended December 31, 2018, 2017 and 2016, the Company recognized expenses under the Administration Agreement of $5,247, $5,215 and $5,990, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2018, 2017 and 2016.

Note 4. Net Asset Value Per Share

At December 31, 2018, the Company’s total net assets and net asset value per share were $919,171 and $21.75, respectively. This compares to total net assets and net asset value per share at December 31, 2017 of $921,605 and $21.81, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Earnings per share (basic & diluted) Numerator - net increase in net assets resulting from operations:	$66,874	$70,430	$106,815
Denominator - weighted average shares:	42,260,826	42,257,692	42,258,143
Earnings per share:	$1.58	$1.67	$2.53

Note 6. Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a framework for

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2018 and 2017:

Fair Value Measurements

As of December 31, 2018

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$818,861	$818,861
Equipment Financing	—	—	314,226	314,226
Preferred Equity	—	—	15,527	15,527
Common Equity/Equity Interests/Warrants	540	—	306,926	307,466

Total Investments	$540	$—	$1,455,540	$1,456,080

Liabilities:
Credit Facility, 2022 Unsecured Notes and SSLP Facility	$—	$—	$350,185	$350,185

Fair Value Measurements

As of December 31, 2017

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$25,770	$743,331	$—	$769,101
Equipment Financing	—	—	218,583	—	218,583
Preferred Equity	—	—	12,837	—	12,837
Common Equity/Equity Interests/Warrants	688	—	319,481	140,480	460,649

Total Investments	$688	$25,770	$1,294,232	$140,480	$1,461,170

Liabilities:
Credit Facility and 2022 Unsecured Notes	$—	$—	$445,600	$—	$445,600

*

In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities. The two portfolio investments in this category are SSLP and SSLP II. See Note 14 & 15, respectively, for more information on these investments, including their investment strategies and the Company’s unfunded equity commitments to SSLP and SSLP II. Neither of these investments are redeemable by the Company absent an election by the members of the entities to liquidate all investments and distribute the proceeds to the members.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2018 and the year ended December 31, 2017 as well as the portion of gains or losses

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2018 and December 31, 2017:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2017	$743,331	$218,583	$12,837	$319,481	$1,294,232
Total gains or losses included in earnings:
Net realized gain (loss)	470	17	—	367	854
Net change in unrealized gain (loss)	(1,263)	5	6,209	(12,756)	(7,805)
Purchase of investment securities	413,106	132,879	—	548	546,533
Proceeds from dispositions of investment securities	(563,251)	(37,258)	(3,519)	(714)	(604,742)
Transfers in/out of Level 3	226,468	—	—	—	226,468

Fair value, December 31, 2018	$818,861	$314,226	$15,527	$306,926	$1,455,540

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$657	$68	$6,209	$(12,925)	$(5,991)

During the year ended December 31, 2018, the Company’s investments in SSLP and SSLP II were consolidated, and as such the Level 3 assets held by SSLP and SSLP II are reflected as transfers into Level 3.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2018:

Credit Facility, 2022 Unsecured Notes, SSLP Facility and SSLP II Facility	For the year ended December 31, 2018
Beginning fair value	$445,600
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	529,499
Repayments	(685,980)
Transfers in/out of Level 3	61,066

Ending fair value	$350,185

The Company made irrevocable elections to apply the fair value option of accounting to the Credit Facility, the 2022 Unsecured Notes, the SSLP Facility and the SSLP II Facility, in accordance with ASC 825-10. On December 31, 2018, there were borrowings of $146,400, $150,000, $53,785 and $0, respectively, on the Credit

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

Facility, the 2022 Unsecured Notes, the SSLP Facility and the SSLP II Facility. As a result of the consolidation of SSLP and SSLP II, the SSLP Facility and the SSLP II Facility are shown as transfers into Level 3.

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Subordinated Debt/ Corporate Notes	Preferred Equity	Common Equity/ Equity Interests/ Warrants
Fair value, December 31, 2016	$759,510	$—	$28,059	$14,906	$324,842
Total gains or losses included in earnings:
Net realized gain (loss)	(9,547)	—	—	—	—
Net change in unrealized gain (loss)	18,455	649	(122)	372	(5,661)
Purchase of investment securities	246,367	224,468	36	—	300
Proceeds from dispositions of investment securities	(271,454)	(6,534)	(27,973)	(2,441)	—
Transfers in/out of Level 3	—	—	—	—	—

Fair value, December 31, 2017	$743,331	$218,583	$—	$12,837	$319,481

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$9,046	$649	$—	$372	$(5,661)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2018 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2018		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$818,861	Income Approach	Market Yield	7.1% – 13.6% (10.7%)
Equipment Financing	Asset	$ $	169,226 145,000	Income Approach Market Approach	Market Yield Return on Equity	7.2% – 19.8% (10.1%) 9.1% – 9.1% (9.1%)
Preferred Equity	Asset		$15,527	Income Approach	Market Yield	8.0% – 13.0% (10.1%)
Common Equity/Equity Interests/Warrants	Asset	$ $	13,926 293,000	Market Approach Market Approach	EBITDA Multiple Return on Equity	6.0x – 7.0x (6.3x) 7.9% – 17.5% (17.4%)
Credit Facility and SSLP Facility	Liability		$200,185	Income Approach	Market Yield	L+1.4% – L+4.8% (L+2.1%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	4.5% – 4.9% (4.5%)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

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

Note 7. Debt

Unsecured Notes

On December 28, 2017, the Company closed a private offering of $21,000 of unsecured tranche c notes due 2022 (the “2022 Tranche C Notes”) with a fixed interest rate of 4.50% and a maturity date of December 28, 2022. Interest on the 2022 Tranche C Notes is due semi-annually on June 28 and December 28. The 2022 Tranche C Notes were issued in a private placement only to qualified institutional buyers.

On November 22, 2017, we issued $75,000 in aggregate principal amount of publicly registered unsecured senior notes due 2023 (the “2023 Unsecured Notes”) for net proceeds of $73,846. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and July 20, at a rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes mature on January 20, 2023.

On February 15, 2017, the Company closed a private offering of $100,000 of additional 2022 Unsecured Notes with a fixed interest rate of 4.60% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On November 8, 2016, the Company closed a private offering of $50,000 of the 2022 Unsecured Notes with a fixed interest rate of 4.40% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

Revolving and Term Loan Facilities

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505,000 of revolving credit and $50,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its two non-extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110,000 to $395,000. On April 30, 2018, the revolving credit commitments under the Company’s Credit Facility were expanded by $50,000 from $395,000 to $445,000 and on July 13, 2018, revolving credit commitments were further expanded by $35,000 to $480,000. On November 21, 2018, we entered into Amendment No. 3 to the Credit Facility which, among other things, reduced the asset coverage covenant in the Credit Facility from 200% to 150% and made certain related changes to the borrowing base calculations. At December 31, 2018, outstanding USD equivalent borrowings under the Credit Facility totaled $146,400, composed of $96,400 of revolving credit and $50,000 of term loans.

On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly-owned subsidiary of SSLP, as borrower entered into the $200,000 SSLP Facility with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. On December 19, 2018, the SSLP Facility was amended and Solar Capital Ltd. now serves as transferor in addition to its role as servicer. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. The Company and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $53,785 of borrowings outstanding as of December 31, 2018.

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly-owned subsidiary of SSLP II, as borrower entered into a $100,000 senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acted as servicer under the SSLP II Facility. The SSLP II Facility was scheduled to mature on November 15, 2021. The SSLP II Facility generally bore interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, had made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility included usual and customary events of default for credit facilities of this nature. On December 19, 2018, SSLP II 2016-1, LLC was merged into SSLP 2016-1, LLC and the SSLP II Facility was terminated.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into a $50,000 senior secured revolving credit facility (the “NEFPASS Facility”) with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $30,000 of borrowings outstanding as of December 31, 2018.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

The Company has made irrevocable elections to apply the fair value option of accounting to the Credit Facility, the 2022 Unsecured Notes and the SSLP Facility, in accordance with ASC 825-10. We believe accounting for these facilities at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. ASC 825-10 requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the above facilities are reported in the Consolidated Statement of Operations.

The average annualized interest cost for all borrowings for the year ended December 31, 2018 and the year ended December 31, 2017 was 4.33% and 4.73%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the SSLP Facility and the 2023 Unsecured Notes (collectively the “Credit Facilities”), if any. During the year ended December 31, 2017, the Company expensed $591 in conjunction with the February 2017 issue of 2022 Unsecured Notes. The maximum amounts borrowed on the Credit Facilities during the year ended December 31, 2018 and the year ended December 31, 2017 were $592,600 and $606,600, respectively.

Note 8(a). Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2018, 2017 and 2016 were as follows:

	2018		2017		2016
Ordinary income	$69,308	100.0%	$67,612	100.0%	$67,598	100.0%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	—	0.0%	—	0.0%	—	0.0%

Total distributions	$69,308	100.0%	$67,612	100.0%	$67,598	100.0%

As of December 31, 2018, 2017 and 2016 the total accumulated earnings (loss) on a tax basis were as follows (1):

	2018	2017	2016
Undistributed ordinary income	$13,259	$8,750	$7,329
Undistributed long-term net capital gains	—	—	—

Total undistributed net earnings	13,259	8,750	7,329
Post-October capital losses	—	—	—
Capital loss carryforward	(37,319)	(41,814)	(31,311)
Other book/tax temporary differences	(1,098)	2,800	2,915
Net unrealized appreciation (depreciation)	853	10,234	(7,928)

Total tax accumulated earnings (loss)	$(24,305)	$(20,030)	$(28,995)

(1)	Tax information for the fiscal years ended December 31, 2018, 2017 and 2016 are/were estimates and are not final until the Company files its tax returns, typically in October each year.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2015 remain subject to examination by the Internal Revenue Service and the state department of revenue. The capital loss carryforwards shown above do not expire.

Note 8(b). Other Tax Information (unaudited)

For the fiscal years ended December 31, 2018, 2017 and 2016, none of the distributions paid during the year were eligible for qualified dividend income treatment or the dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2018, 2017, and 2016, 89.69%, 89.25% and 95.23%, respectively, of each of the distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2018, 2017 and 2016, none of the distributions represent short-term capital gains dividends.

Note 9. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Per Share Data: (a)
Net asset value, beginning of year	$21.81	$21.74	$20.79	$22.05	$22.50

Net investment income	1.77	1.62	1.68	1.52	1.56
Net realized and unrealized gain (loss)	(0.19)	0.05	0.84	(1.18)	(0.43)

Net increase in net assets resulting from operations	1.58	1.67	2.52	0.34	1.13
Distributions to stockholders (see note 8a):
From net investment income	(1.64)	(1.60)	(1.60)	(1.60)	(1.55)
From other sources	—	—	—	—	(0.05	)(c)
Anti-dilution	—	—	0.03	—	0.02

Net asset value, end of year	$21.75	$21.81	$21.74	$20.79	$22.05

Per share market value, end of year	$19.19	$20.21	$20.82	$16.43	$18.01
Total Return(b)	2.77%	4.47%	37.49%	(0.29)%	(13.58)%
Net assets, end of year	$919,171	$921,605	$918,507	$882,698	$936,568
Shares outstanding, end of year	42,260,826	42,260,826	42,248,525	42,464,762	42,465,162
Ratios to average net assets:
Net investment income	8.10%	7.43%	7.91%	6.94%	6.93%

Operating expenses	5.83%	5.80%	6.25%	3.84%*	4.24%
Interest and other credit facility expenses**	2.67%	2.35%	2.73%	1.68%	1.50%

Total expenses	8.50%	8.15%	8.98%	5.52%*	5.74%

Average debt outstanding	$508,445	$414,264	$495,795	$262,341	$225,000
Portfolio turnover ratio	39.3%	24.9%	31.0%	13.0%	53.7%

(a)	Calculated using the average shares outstanding method.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

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

**

Ratios shown without the non-recurring costs associated with the amendments and establishment of the Credit Facility and 2022 Unsecured Notes would be 2.67%, 2.29%, 2.39%, 1.68% and 1.50%, respectively for the years shown.

Information about our senior securities is shown in the following table as of each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2018	$96,400	$593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
NEFPASS Facility
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2018	$476,185	$2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of December 31, 2018, asset coverage was 293.0%.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)

Not applicable except for the 2042 Unsecured Notes which were publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2018, 2017, 2016, 2015, 2014, 2013 and 2012 periods was N/A, N/A, $100,175, $98,196, $94,301, $93,392, and $92,302, respectively.

Note 10. Crystal Financial LLC

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions (the “Crystal Acquisition”). We invested $275,000 in cash to effect the Crystal Acquisition. Crystal Financial owned approximately 98% of the outstanding ownership interest in Crystal Financial LLC. The remaining financial interest was held by various employees of Crystal Financial LLC, through their investment in Crystal Management LP. Crystal Financial LLC had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in Crystal Financial LLC for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in Crystal Financial LLC. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. On December 20, 2018, the revolving credit facility was expanded to $330,000.

As of December 31, 2018 Crystal Financial LLC had 31 funded commitments to 26 different issuers with a total par value of approximately $418,680 on total assets of $486,420. As of December 31, 2017 Crystal Financial LLC had 27 funded commitments to 23 different issuers with a total par value of approximately $300,876 on total assets of $448,465. As of December 31, 2018 and December 31, 2017, the largest loan outstanding totaled $37,500 and $35,954, respectively. For the same periods, the average exposure per issuer was $16,103 and $13,082, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $205,990 and $176,454 of borrowings outstanding at December 31, 2018 and December 31, 2017, respectively. For the years ended December 31, 2018, 2017 and 2016, Crystal Financial LLC had net income of $33,026, $20,391 and $34,099, respectively, on gross income of $58,758, $52,746 and $69,442, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. Crystal Financial LLC’s consolidated financial statements for the fiscal years ended December 31, 2018 and December 31, 2017 are attached as an exhibit to this annual report on Form 10-K.

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

December 31, 2018

(in thousands, except share amounts)

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

Note 12. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2018	$38,236	0.90	$18,451	0.44	$(9,545)	(0.23)	$8,906	0.21
September 30, 2018	37,142	0.88	18,416	0.44	(286)	(0.01)	18,130	0.43
June 30, 2018	39,188	0.93	19,165	0.45	625	0.02	19,790	0.47
March 31, 2018	38,960	0.92	18,857	0.45	1,191	0.02	20,048	0.47

December 31, 2017	$38,911	0.92	$18,640	0.44	$(1,314)	(0.03)	$17,326	0.41
September 30, 2017	36,147	0.86	17,315	0.41	(152)	(0.00)	17,163	0.41
June 30, 2017	33,888	0.80	16,079	0.38	2,704	0.06	18,783	0.44
March 31, 2017	34,392	0.81	16,330	0.39	828	0.02	17,158	0.41

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

Note 13. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of December 31, 2018 and December 31, 2017 is $169,667 and $62,044, respectively, comprised of the following:

	December 31, 2018	December 31, 2017
Crystal Financial LLC*	$44,263	$44,263
Rubius Therapeutics, Inc.**	26,861	—
BioElectron Technology Corporation**	17,500	—
BAM Capital, LLC	15,000	—
Tetraphase Pharmaceuticals, Inc.**	13,800	—
Phynet Dermatology LLC	12,385	—
Cardiva Medical, Inc.**	9,000	—
Corindus Vascular Robotics, Inc.**	6,217	—
PQ Bypass, Inc.**	4,800	—
Kingsbridge Holdings, LLC	4,139	—
Breathe Technologies, Inc.**	4,000	—
GenMark Diagnostics, Inc.	3,010	—
Delphinus Medical Technologies, Inc.**	1,875	3,750
RS Energy Group U.S., Inc.	1,685	—
Datto, Inc.	1,683	1,683
Atria Wealth Solutions, Inc.	1,473	—
Solara Medical Supplies, Inc.	1,184	—
iCIMS, Inc.	792	—
MRI Software LLC	—	2,361
Radiology Partners, Inc.	—	878
Alera Group Intermediate Holdings, Inc.	—	3,885
Accentcare, Inc.	—	3,397
CardioFocus, Inc.	—	1,000
WJV658, LLC	—	827

Total Commitments	$169,667	$62,044

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.
**

Commitments are subject to the portfolio company achieving certain milestones. As of December 31, 2018, these milestones have not yet been achieved, and as such the portfolio company would not have been able to draw on any of the stated commitment at that time.

As of December 31, 2018 and December 31, 2017, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

Note 14. Senior Secured Unitranche Loan Program LLC

On September 2, 2014, the Company entered into a limited liability company agreement with an affiliate (the “Investor”) of a fund managed by Pacific Investment Management Company LLC (“PIMCO”) to co-invest

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

in middle market senior secured unitranche loans sourced by the same origination platform used by the Company. Initial funding commitments to the unitranche strategy totaled $600 million, consisting of direct equity investments and co-investment commitments as described below. The joint venture vehicle known as the SSLP was structured as an unconsolidated Delaware limited liability company. The Company and the Investor initially made equity commitments to the SSLP of $300,000 and $43,250, respectively. All portfolio decisions and generally all other decisions in respect of the SSLP had to be approved by an investment committee of the SSLP consisting of representatives of the Company and PIMCO (with approval from a representative of each required).

On October 15, 2015, the Company entered into an amended and restated limited liability company agreement for its SSLP to add Voya Investment Management LLC (“Voya”), part of Voya Financial, Inc. (NYSE: VOYA), as a partner in SSLP in place of the investor that was previously the Company’s partner in SSLP, though this investor could still co-invest up to $300,000 of equity in unitranche loans alongside SSLP. This joint venture was expected to invest primarily in senior secured loans, including unitranche loans, primarily to middle market companies predominantly owned by private equity sponsors or entrepreneurs, consistent with the Company’s core origination and underwriting mandate. In addition to the Company’s prior equity commitment of $300,000 to SSLP, Voya had made an initial equity commitment of $25,000 to SSLP, with the ability to upsize.

On November 2, 2015, the Company assigned $125,000 of its $300,000 commitment to SSLP to SSLP II, a Delaware limited liability company.

On November 25, 2015, SSLP commenced operations. On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly-owned subsidiary of SSLP, as borrower entered into the SSLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. On September 18, 2018, the Company acquired Voya’s share of the equity in SSLP to hold 100% of the equity in SSLP. As such, the Company consolidated SSLP as of this date. For financial reporting purposes, assets consolidated were recorded at fair value and the cost basis of the assets consolidated were carried forward to align with the ongoing reporting of the Company’s realized and unrealized gains and losses. Also due to the consolidation, the then $354 in unrealized depreciation on the Company’s equity investment in SSLP was reflected as unrealized depreciation in our consolidated assets and liabilities as well as an adjustment to net increase in net assets resulting from operations on the Company’s consolidated statement of cash flows. The effect of consolidation did not affect the Company’s net assets at September 30, 2018. On December 19, 2018, SSLP and the Company merged, with the Company the surviving entity. Also on December 19, 2018, SSLP 2016-1 LLC merged with SSLP II 2016-1 LLC, with SSLP 2016-1 LLC the surviving entity. SSLP 2016-1 LLC is now a wholly-owned subsidiary of the Company and the borrowings under the SSLP Facility are consolidated.

Note 15. Senior Secured Unitranche Loan Program II LLC

On November 2, 2015, the Company assigned $125,000 of its $300,000 commitment to SSLP to SSLP II, a Delaware limited liability company. On August 5, 2016, the Company entered into an amended and restated limited liability company agreement with WFI Loanco, LLC (“WFI”) and SSLP II commenced operations. SSLP II invested primarily in senior secured loans, including unitranche loans, primarily to middle market companies

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

predominantly owned by private equity sponsors or entrepreneurs, consistent with the Company’s core origination and underwriting mandate. Also, on August 5, 2016, the Company assigned approximately $50,000 of its $125,000 commitment to SSLP II to SSLP III, a newly formed Delaware limited liability company. SSLP III, which had not commenced operations, was wholly owned by Solar Capital Ltd. but could have brought in unaffiliated investors at a later date. The Company and WFI’s equity commitments to SSLP II then totaled $75,000 and $18,000, respectively.

On November 15, 2016, SSLP II as transferor and SSLP II 2016-1, LLC, a newly formed wholly-owned subsidiary of SSLP II, as borrower entered into a $100,000 senior secured revolving credit facility (the “SSLP II Facility”) with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. was servicer under the SSLP II Facility. The SSLP II Facility was scheduled to mature on November 15, 2021. The SSLP II Facility generally bore interest at a rate of LIBOR plus 2.50%. SSLP II and SSLP II 2016-1, LLC, as applicable, had made certain customary representations and warranties, and were required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP II Facility also included usual and customary events of default for credit facilities of this nature. On September 14, 2018, the Company acquired WFI’s share of the equity in SSLP II to hold 100% of the equity in SSLP II. As such, the Company consolidated SSLP II as of this date. For financial reporting purposes, assets consolidated were recorded at fair value and the cost basis of the assets consolidated were carried forward to align with the ongoing reporting of the Company’s realized and unrealized gains and losses. Also due to the consolidation, the then $91 in unrealized depreciation on the Company’s equity investment in SSLP II was reflected as unrealized depreciation in our consolidated assets and liabilities as well as an adjustment to net increase in net assets resulting from operations on the Company’s consolidated statement of cash flows. The effect of consolidation did not affect the Company’s net assets at September 30, 2018. On December 19, 2018, SSLP II and Solar Capital Ltd. merged, with Solar Capital Ltd. the surviving entity. Additionally, on December 19, 2018, the SSLP II Facility was terminated after merging with the SSLP Facility.

Note 16. Solar Life Science Program LLC

On February 22, 2017, the Company, through its commitment to SSLP III, and Solar Senior Capital Ltd. formed LSJV with an affiliate of Deerfield Management. SSLP III committed approximately $49,977 to LSJV. On March 10, 2017, SSLP III was dissolved. On August 16, 2018, the LSJV was dissolved, without commencing operations.

Note 17. NEF Holdings, LLC

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

As of December 31, 2018, NEF had 207 funded equipment-backed leases and loans to 82 different customers with a total net investment in leases and loans of approximately $237,221 on total assets of $293,185.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

As of December 31, 2017, NEF had 223 funded equipment-backed leases and loans to 90 different customers with a total net investment in leases and loans of approximately $222,972 on total assets of $289,483. As of December 31, 2018 and December 31, 2017, the largest position outstanding totaled $28,474 and $15,959, respectively. For the same periods, the average exposure per customer was $2,893 and $2,477, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $119,316 and $71,010 of borrowings outstanding at December 31, 2018 and December 31, 2017, respectively. During 2018, NEF exercised its option to redeem the remaining securitization notes. The securitization notes balance on December 31, 2017 was $71,656. For the year ended December 31, 2018, NEF had net income of $3,426 on gross income of $30,068. Since the acquisition on July 31, 2017 and through December 31, 2017, NEF had net income of $4,703 on gross income of $15,568. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. NEF’s consolidated financial statements for the fiscal years ended December 31, 2018 and December 31, 2017 are attached as an exhibit to this annual report on Form 10-K.

Note 18. Capital Share Transactions

As of December 31, 2018 and December 31, 2017, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2018	Year ended December 31, 2017
Shares issued in reinvestment of distributions	—	12,301	$—	$280

Net increase (decrease)	—	12,301	$—	$280

Note 19. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On February 21, 2019, our Board declared a quarterly distribution of $0.41 per share payable on April 3, 2019 to holders of record as of March 21, 2019.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about Directors

Certain information with respect to each of the current directors is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, the year in which each person became a director of the Company, and a discussion of their particular experience, qualifications, attributes or skills that lead us to conclude that such individual should serve as a director of the Company, in light of the Company’s business and structure. There were no legal proceedings of the type described in Item 401(f) of Regulation S-K in the past 10 years against any of the directors or officers of the Company and none are currently pending. There is no arrangement or understanding between any of the Company’s directors or officers pursuant to which they were selected as directors or officers and the Company or any other person or entity.

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

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director
David S. Wachter, 55	Director	Class I Director since 2007; Term expires 2019.	Founding Partner, Managing Director and President of W Capital Partners, a private equity fund manager, since 2001.	Director of Solar Senior Capital Ltd. since 2011, SCP Private Credit Income BDC LLC since 2018 and of several private companies.

Mr. Wachter’s extensive knowledge of private equity and investment banking provides the board of directors with the valuable insight of an experienced financial manager.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years (2)
Interested Director
Bruce Spohler, 58	Director	Class II Director since 2009; Term expires 2020.	Chief Operating Officer of Solar Capital Ltd. since 2007, Solar Senior Capital Ltd. since 2010 and SCP Private Credit Income BDC LLC since 2018; previously, Managing Director and a former Co-Head of U.S. Leveraged Finance for CIBC World Markets.	Director of Solar Senior Capital Ltd. since 2010 and SCP Private Credit Income BDC LLC since 2018.

Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of Solar Capital’s business and operations, gives the board of directors valuable industry-specific knowledge and expertise on these and other matters.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director
Steven Hochberg, 57	Director	Class II Director since 2007; Term expires 2020.	Partner at Deerfield Management, a healthcare investment firm, since 2013. Co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment and development of biomedical companies, since 2004.	Partner at Deerfield Management, a healthcare investment firm, since 2013. Co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment and development of biomedical companies, since 2004. Director of Solar Senior Capital Ltd. since 2011 and SCP Private Credit Income BDC LLC since 2018. Since 2011, Mr. Hochberg had been the Chairman of the Board of Continuum Health Partners until its merger with Mount Sinai in 2013, where he is the Senior Vice Chairman of the Mount Sinai Health System, a non-profit healthcare integrated delivery system in New York City. Director of DFB Healthcare Acquisitions Corp., a newly organized special purchase acquisition company. Director of the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine.

Mr. Hochberg’s varied experience in investing in medical technology companies provides the board of directors with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Interested Director
Michael S. Gross, 57	Chairman of the Board of Directors, Chief Executive Officer and President.	Class III Director since 2007; Term expires 2021.	Chairman of the Board of Directors, Chief Executive Officer and President of Solar Capital Ltd. since 2007 ,Solar Senior Capital Ltd. since 2010 and SCP Private Credit Income BDC since 2018; President and Chief Executive Officer of Apollo Investment Corporation from 2004 to 2006.	Chairman of the Board of Directors, Chief Executive Officer and President of Solar Senior Capital Ltd. since 2010 and SCP Private Credit Income BDC LLC since 2018; Chairman of the Board of Directors of Global Ship Lease Inc.; Director of Saks, Inc. (1992-2013) and Jarden Corporation (2007-2016); Chairman of the Board of Mt. Sinai Children’s Center Foundation; Director of New York Road Runners; Member of the Kellogg Global Advisory Board; and Member of the Ross School Advisory Board at the University of Michigan.

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

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director
Leonard A. Potter, 57	Director	Class III Director since 2009; Term expires 2021.	President and Chief Investment Officer of Wildcat Capital Management, LLC since 2011; Chief Executive Officer of Infinity Q Capital Management, LLC since 2014; Chief Investment Officer of Salt Creek Hospitality from 2009 to 2011; Managing Director of Soros Private Equity at Soros Fund Management LLC from 2002 to 2009.	Director of Solar Senior Capital Ltd. since 2011, SCP Private Credit Income BDC LLC since 2018, Hilton Grand Vacations Inc. since 2017, GSV Capital Corp. since 2011, Crumbs Bake Shop, Inc. from 2009 to 2014, and several private companies.

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
(2)

All of the Company’s directors also serve as directors of Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC, which are investment companies that have each elected to be regulated as a business development company (“BDC”) and for which Solar Capital Partners serves as investment adviser. Mr. Potter also serves as a director of GSV Capital Corp., which is a closed-end management investment company that has elected to be regulated as a BDC.

Information about Executive Officers Who Are Not Directors

The following information, as of December 31, 2018, pertains to our executive officers who are not directors of the Company.

Name, Address, and Age(1)	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years
Richard L. Peteka, 57	Chief Financial Officer, Treasurer and Secretary	Chief Financial Officer, Treasurer and Secretary of the Company and of Solar Senior Capital Ltd. since May 2012 and of SCP Private Credit Income BDC LLC since June 2018. Mr. Peteka joined the Company from Apollo Investment Corporation, a publicly-traded business development company, where he served from 2004 to 2012 as the Chief Financial Officer and Treasurer.

Name, Address, and Age(1)	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years
Guy Talarico, 63	Chief Compliance Officer	Chief Compliance Officer of Solar Capital Ltd. since 2009, Solar Senior Capital Ltd. since 2011, Solar Capital Partners, LLC since February 2016 and SCP Private Credit Income BDC LLC since June 2018 – all affiliated entities; and Chief Executive Officer of Alaric Compliance Services, LLC (successor to EOS Compliance Services LLC) since December 2005. In conjunction with this primary occupation, Mr. Talarico has served and continues to serve as Chief Compliance Officer for other business development companies, funds, and/or investment advisers who are not affiliated with the Solar Capital entities.

(1)	The business address of the executive officers is c/o Solar Capital Ltd., 500 Park Avenue, New York, New York 10022.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that there were no violations of Section 16(a) by such persons during the fiscal year ended December 31, 2018.

Code of Ethics

The Company has adopted a code of ethics that applies to, among others, its senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every officer, director and employee of the Company. The Company’s code of ethics can be accessed via its website at http://www.solarcapltd.com . The Company intends to disclose amendments to or waivers from a required provision of the code of ethics on Form 8-K.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2018 Annual Meeting of Stockholders.

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

Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary and, through Alaric Compliance Services, LLC, Guy Talarico, our Chief Compliance Officer, are paid by Solar Capital Management, our administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered by such persons to the Company. To the extent that Solar Capital Management outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to Solar Capital Management.

Compensation of Directors

The following table sets forth compensation of the Company’s directors, for the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation	Total
Interested Directors
Michael S. Gross	—	—	—	—
Bruce Spohler	—	—	—	—
Independent Directors
Steven Hochberg	$130,500	—	—	$130,500
David S. Wachter	$125,500	—	—	$125,500
Leonard A. Potter	$124,500	—	—	$124,500

(1)	For a discussion of the independent directors’ compensation, see below.
(2)

We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors. However, our independent directors have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during 2018.

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

Compensation Committee

The Compensation Committee operates pursuant to a charter approved by our board of directors, a copy of which is available on our website at http://www.solarcapltd.com. The charter sets forth the responsibilities of the Compensation Committee. The Compensation Committee is responsible for reviewing and recommending for approval to our board of directors the Advisory Agreement and the Administration Agreement. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the board of directors regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the board of directors with matters related to compensation generally. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee. The members of the Compensation Committee are Messrs. Hochberg, Wachter and Potter, all of whom are considered independent under the rules of the NASDAQ Stock Market and are not “interested persons” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Potter serves as Chairman of the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2018 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 15, 2019, the beneficial ownership of each current director, the nominees for directors, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Michael S. Gross(3)(4)	2,425,878	5.7%
Bruce Spohler(3)	2,214,484	5.2%
Independent Directors
Steven Hochberg	25,000	*
Leonard A. Potter	10,000	*
David S. Wachter	25,895	*
Executive Officers
Richard L. Peteka	11,000	*
Guy Talarico	—	—
All executive officers and directors as a group (7 persons)	2,511,773	5.9%
Wellington Management Group LLP(5)	5,860,416	13.9%
Thornburg Investment Management Inc.(6)	4,613,589	10.9%

*	Represents less than one percent.
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

(2)	Based on a total of 42,260,826 shares of the Company’s common stock issued and outstanding as of February 15, 2019.
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

(5)

Based upon information contained in the Schedule 13G/A filed February 12, 2019 by Wellington Management Group LLP. Such securities are held by certain investment vehicles controlled and/or managed by Wellington Management Company, LLP or its affiliates. The address for Wellington Management Company, LLP is 280 Congress Street, Boston, MA 02210.

(6)

Based upon information contained in the Schedule 13G/A filed February 12, 2019 by Thornburg Investment Management Inc. Such securities are held by certain investment vehicles controlled and/or managed by Thornburg Investment Management Inc. or its affiliates. The address for Thornburg Investment Management Inc. is 2300 North Ridgetop Road, Santa Fe, New Mexico 87506.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 15, 2019. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Michael S. Gross	Over $	100,000
Bruce Spohler	Over $	100,000
Independent Directors
Steven Hochberg	Over $	100,000
Leonard A. Potter	Over $	100,000
David S. Wachter	Over $	100,000

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)

The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $20.80 on February 15, 2019 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

Solar Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, Solar Capital Partners presently serves as investment adviser to private funds and managed accounts as well as to Solar Senior Capital Ltd., a publicly traded BDC, which focuses on investing primarily in senior secured loans, including first lien and second lien debt instruments. In addition, Michael S. Gross, our Chairman and Chief Executive Officer, Bruce Spohler, our

Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Senior Capital Ltd.

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

Regulatory restrictions limit our ability to invest in any portfolio company in which any affiliate currently has an investment. The Company obtained an exemptive order from the SEC on July 28, 2014 (the “Prior Exemptive Order”). The Prior Exemptive Order permitted us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Prior Exemptive Order. On June 13, 2017, the Company, Solar Senior Capital Ltd., and Solar Capital Partners received an exemptive order that supersedes the Prior Exemptive Order (the “New Exemptive Order”) and extends the relief granted in the Prior Exemptive Order such that it no longer applies to certain affiliates only if their respective investment adviser is Solar Capital Partners, but also applies to certain affiliates whose investment adviser is an investment adviser that controls, is controlled by or is under common control with Solar Capital Partners and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The terms and conditions of the New Exemptive Order are otherwise substantially similar to the Prior Exemptive Order. We believe that it will be advantageous for us to co-invest with funds managed by Solar Capital Partners where such investment is consistent with the investment objectives, investment positions, investment policies, investment strategy, investment restrictions, regulatory requirements and other pertinent factors applicable to us.

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

Board Consideration of the Investment Advisory and Management Agreement

Our board of directors determined at a meeting held on November 5, 2018, to approve the Advisory Agreement between the Company and Solar Capital Partners. In its consideration of the approval of the Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

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

•

the advisory fees charged by Solar Capital Partners to the Company, to Solar Senior Capital Ltd. and to SCP Private Credit Income BDC LLC, and comparative data regarding the advisory fees charged by other investment advisers to business development companies with similar investment objectives, and concluded that the advisory fees charged by Solar Capital Partners to the Company are reasonable;

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

Table below in thousands

	Fiscal Year Ended December 31, 2018	Fiscal Year Ended December 31, 2017
Audit Fees	$581.9	$612.5
Audit-Related Fees	122.0	84.5
Tax Fees	181.9	154.9
All Other Fees	—	—
Total Fees:	$885.8	$851.9

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

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm (“KPMG”). The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

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

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023(12)

4.4	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Senior Secured Credit Agreement by and between the Registrant, Citibank, N.A., as administrative agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and SunTrust Bank, as documentation agent(8)

10.3	Form of Amendment No. 1 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(5)

10.4	Form of Amendment No. 2 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(9)

10.5	Form of Amendment No. 3 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent*

Exhibit Number	Description

10.6	Third Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(11)

10.7	Form of Custodian Agreement(7)

10.8	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(6)

10.9	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.10	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.11	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.12	Form of Registration Rights Agreement(4)

10.13	Form of Subscription Agreement(4)

10.14	Consent and Omnibus Amendment to Transaction Documents by and among the Registrant, SSLP 2016-1, LLC, each of the Conduit Lenders and Institutional Lenders and Wells Fargo Bank, N.A., as administrative agent and collateral agent *

14.1	Code of Ethics(10)

14.2	Code of Business Conduct(7)

21.1	Subsidiaries of Solar Capital Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Crystal Financial LLC (A Delaware Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2018 and December 31, 2017*

99.2	NEF Holdings, LLC (A Delaware Limited Liability Company) Consolidated Financial Statements for the year ended December 31, 2018 and the period ended December 31, 2017*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.

(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.

(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.

(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.

(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.

(6)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.

(7)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.

(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on July 6, 2012.

(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 2, 2016.

(10)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No. 333-223663) filed on March 14, 2018.

(11)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on August 6, 2018.

(12)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.

*	Filed herewith.

c. Consolidated Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated:

Consolidated Financial Statements for Crystal Financial LLC’s (A Delaware Limited Liability Company) years ended December 31, 2018 and December 31, 2017 are attached as Exhibit 99.1 hereto.

Consolidated Financial Statements for NEF Holdings, LLC’s (A Delaware Limited Liability Company) year ended December 31, 2018 and period ended December 31, 2017 are attached as Exhibit 99.2 hereto.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer, President, Chairman of the Board and Director

Date: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 21, 2019	/s/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 21, 2019	/s/ STEVEN HOCHBERG Steven Hochberg	Director

February 21, 2019	/s/ DAVID S. WACHTER David S. Wachter	Director

February 21, 2019	/s/ LEONARD A. POTTER Leonard A. Potter	Director

February 21, 2019	/s/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

February 21, 2019	/s/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary