Form 10-Q
period 2019-03-31
Solar Capital Ltd.
filed 2019-05-06
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SLRC	The NASDAQ Global Select Market

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 3, 2019 was 42,260,826.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of March 31, 2019 (unaudited) and December 31, 2018	3

	Consolidated Statements of Operations for the three months ended March 31, 2019 (unaudited) and the three months ended March 31, 2018 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2019 (unaudited) and the three months ended March 31, 2018 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2019 (unaudited) and the three months ended March 31, 2018 (unaudited)	6

	Consolidated Schedule of Investments as of March 31, 2019 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2018	14

	Notes to Consolidated Financial Statements (unaudited)	22

	Report of Independent Registered Public Accounting Firm	41

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59

Item 4.	Controls and Procedures	59

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3.	Defaults Upon Senior Securities	60

Item 4.	Mine Safety Disclosures	60

Item 5.	Other Information	60

Item 6.	Exhibits	61

	Signatures	63

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Investments at fair value:
Companies less than 5% owned (cost: $983,114 and $948,478, respectively)	$979,273	$944,597
Companies more than 25% owned (cost: $503,898 and $500,792, respectively)	521,451	511,483
Cash	9,242	7,570
Cash equivalents (cost: $249,523 and $199,646, respectively)	249,523	199,646
Dividends receivable	9,917	9,065
Interest receivable	8,421	7,619
Receivable for investments sold	27,663	2,073
Other receivable	823	593
Prepaid expenses and other assets	917	783

Total assets	$1,807,230	$1,683,429

Liabilities
Debt ($595,785 and $476,185 face amounts, respectively, reported net of unamortized debt issuance costs of $2,514 and $2,647, respectively. See notes 6 and 7)	$593,271	$473,538
Payable for investments and cash equivalents purchased	249,523	251,391
Distributions payable	17,327	17,327
Management fee payable (see note 3)	6,562	6,504
Performance-based incentive fee payable (see note 3)	4,616	4,613
Interest payable (see note 7)	5,407	4,714
Administrative services expense payable (see note 3)	323	2,716
Other liabilities and accrued expenses	3,525	3,455

Total liabilities	$880,554	$764,258

Commitments and contingencies (see note 10)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,260,826 shares issued and outstanding, respectively	$423	$423
Paid-in capital in excess of par	992,438	992,438
Accumulated distributable net loss	(66,185)	(73,690)

Total net assets	$926,676	$919,171

Net Asset Value Per Share	$21.93	$21.75

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2019	March 31, 2018
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$28,143	$24,181
Companies more than 25% owned	1,063	285
Dividends:
Companies less than 5% owned	3	6
Companies more than 25% owned	9,952	14,363
Other income:
Companies less than 5% owned	93	62
Companies more than 25% owned	5	63

Total investment income	39,259	38,960

EXPENSES:
Management fees (see note 3)	$6,562	$6,473
Performance-based incentive fees (see note 3)	4,616	4,714
Interest and other credit facility expenses (see note 7)	7,328	5,909
Administrative services expense (see note 3)	1,368	1,286
Other general and administrative expenses	921	1,721

Total expenses	20,795	20,103

Net investment income	$18,464	$18,857

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$29	$197
Companies 5% to 25% owned	—	175
Companies more than 25% owned	(563)	(5)

Net realized gain (loss) on investments and cash equivalents	(534)	367

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	39	2,648
Companies more than 25% owned	6,863	(1,824)

Net change in unrealized gain on investments and cash equivalents	6,902	824

Net realized and unrealized gain on investments and cash equivalents	6,368	1,191

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$24,832	$20,048

EARNINGS PER SHARE (see note 5)	$0.59	$0.47

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2019	March 31, 2018
Increase in net assets resulting from operations:
Net investment income	$18,464	$18,857
Net realized gain (loss)	(534)	367
Net change in unrealized gain	6,902	824

Net increase in net assets resulting from operations	24,832	20,048

Distributions to stockholders:
From net investment income	(17,327)	(17,327)

Capital transactions (see note 12):
Reinvestment of distributions	—	—

Net increase in net assets resulting from capital transactions	—	—

Total increase in net assets	7,505	2,721
Net assets at beginning of period	919,171	921,605

Net assets at end of period	$926,676	$924,326

Capital stock activity (see note 12):
Common stock issued from reinvestment of distributions	—	—

Net increase from capital stock activity	—	—

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$24,832	$20,048
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	534	(367)
Net change in unrealized gain on investments and cash equivalents	(6,902)	(824)
(Increase) decrease in operating assets:
Purchase of investments	(109,705)	(153,103)
Proceeds from disposition of investments	71,454	142,856
Capitalization of payment-in-kind interest	(230)	(49)
Collections of payment-in-kind interest	205	740
Receivable for investments sold	(25,590)	1,324
Interest receivable	(802)	666
Dividends receivable	(852)	704
Other receivable	(230)	—
Prepaid expenses and other assets	(134)	199
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(1,868)	(4,873)
Management fee payable	58	(900)
Performance-based incentive fee payable	3	54
Administrative services expense payable	(2,393)	(2,460)
Interest payable	693	2,026
Other liabilities and accrued expenses	70	782

Net Cash Provided by (Used in) Operating Activities	(50,857)	6,823

Cash Flows from Financing Activities:
Cash distributions paid	(17,327)	(16,904)
Deferred financing costs	133	92
Proceeds from secured borrowings	296,400	130,700
Repayment of secured borrowings	(176,800)	(126,800)

Net Cash Provided by (Used in) Financing Activities	102,406	(12,912)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,549	(6,089)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	207,216	150,789

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$258,765	$144,700

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,635	$3,883

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 92.0%

Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation (8)(14)	Health Care Providers & Services	L+550	1.00%	8.24%	5/7/2018	5/9/2025	$17,172	$16,901	$17,172
Alteon Health, LLC (8)(14)	Health Care Providers & Services	L+650	1.00%	9.00%	9/14/2018	9/1/2022	15,227	15,122	14,617
American Teleconferencing Services, Ltd. (PGI) (8)(14)	Communications Equipment	L+650	1.00%	9.24%	5/5/2016	12/8/2021	30,515	29,647	30,133
Amerilife Group, LLC (8)	Insurance	L+875	1.00%	11.25%	7/9/2015	1/10/2023	15,000	14,821	15,000
Associated Pathologists, LLC (8)(14)	Health Care Providers & Services	L+500	1.00%	7.80%	9/14/2018	8/1/2021	3,612	3,595	3,612
Atria Wealth Solutions, Inc. (8)(14)	Diversified Financial Services	L+600	1.00%	8.60%	9/14/2018	11/30/2022	3,349	3,320	3,333
AviatorCap SII, LLC (2)(8)	Aerospace & Defense	L+700	—	9.59%	12/27/2018	10/30/2020	2,933	2,933	2,933
AviatorCap SII, LLC (2)(8)	Aerospace & Defense	L+700	—	9.59%	3/19/2019	1/29/2021	2,975	2,975	2,975
BAM Capital, LLC (8)	Diversified Financial Services	L+900	—	11.49%	12/26/2018	1/23/2023	14,986	14,770	14,761
BAM Capital, LLC (8)	Diversified Financial Services	L+1200	—	14.49%	12/26/2018	1/23/2023	4,700	4,634	4,630
Bishop Lifting Products, Inc. (5)(8)	Trading Companies & Distributors	L+800	1.00%	10.50%	3/24/2014	3/27/2022	24,985	24,881	24,610
Falmouth Group Holdings Corp. (AMPAC) (8)(14)	Chemicals	L+675	1.00%	9.25%	12/7/2015	12/14/2021	40,887	40,675	40,887
Global Holdings LLC & Payment Concepts LLC (8)(14)	Consumer Finance	L+650	1.00%	9.13%	9/14/2018	5/5/2022	6,973	6,879	6,973
Greystone Select Holdings LLC & Greystone & Co., Inc. (8)	Thrifts & Mortgage Finance	L+800	1.00%	10.56%	3/29/2017	4/17/2024	19,850	19,695	19,850
iCIMS, Inc. (8)	Software	L+650	1.00%	8.99%	9/7/2018	9/12/2024	12,670	12,434	12,606
IHS Intermediate, Inc. (8)	Health Care Providers & Services	L+825	1.00%	11.02%	6/19/2015	7/20/2022	25,000	24,723	22,500
Kingsbridge Holdings, LLC (8)	Multi-Sector Holdings	L+700	1.00%	9.81%	12/21/2018	12/21/2024	28,973	28,553	28,683
KORE Wireless Group, Inc. (8)(14)	Wireless Telecommunication Services	L+550	—	8.10%	12/21/2018	12/21/2024	37,129	36,407	36,758
Logix Holding Company, LLC (8)(14)	Communications Equipment	L+575	1.00%	8.25%	9/14/2018	12/22/2024	7,159	7,098	7,159
On Location Events, LLC & PrimeSport Holdings Inc. (8)(14)	Media	L+550	1.00%	8.10%	12/7/2017	9/29/2021	24,261	24,060	24,261
Pet Holdings ULC & Pet Supermarket, Inc. (3)(8)(14)	Specialty Retail	L+550	1.00%	8.30%	9/14/2018	7/5/2022	29,270	28,999	28,977
PhyMed Management LLC (8)	Health Care Providers & Services	L+875	1.00%	11.38%	12/18/2015	5/18/2021	32,321	31,723	32,160
PhyNet Dermatology LLC (8)(14)	Health Care Providers & Services	L+550	1.00%	7.99%	9/5/2018	8/16/2024	10,572	10,479	10,467
PPT Management Holdings, LLC (8)	Health Care Providers & Services	L+750(16)	1.00%	9.99%	9/14/2018	12/16/2022	20,133	20,012	17,113
PSKW, LLC & PDR, LLC (8)(14)	Health Care Providers & Services	L+425	1.00%	6.85%	9/14/2018	11/25/2021	1,940	1,933	1,940
PSKW, LLC & PDR, LLC (8)(14)	Health Care Providers & Services	L+826	1.00%	10.87%	10/24/2017	11/25/2021	26,647	26,370	26,647

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
RS Energy Group U.S., Inc. (8)(14)	Software	L+475	—	7.35%	10/26/2018	10/6/2023	$15,800	$15,505	$15,484
Rug Doctor LLC (2)(8)	Diversified Consumer Services	L+975	1.50%	12.43%	12/23/2013	10/31/2019	9,111	9,069	9,111
Solara Medical Supplies, Inc. (8)(14)	Health Care Providers & Services	L+600	1.00%	8.50%	5/31/2018	2/27/2024	9,316	9,154	9,316
SOINT, LLC (2)(8)	Aerospace & Defense	L+900	—	11.70%	2/28/2019	4/30/2024	2,188	2,144	2,144
Southern Auto Finance Company (3)(8)	Consumer Finance	—	—	11.15%	10/19/2011	12/4/2019	25,000	24,941	25,000
The Octave Music Group, Inc. (fka TouchTunes) (8)	Media	L+825	1.00%	10.73%	5/28/2015	5/27/2022	14,000	13,888	14,000
Varilease Finance, Inc. (8)	Multi-Sector Holdings	L+775	1.00%	10.56%	8/22/2014	8/24/2020	33,000	32,822	33,000

Total Bank Debt/Senior Secured Loans								$561,162	$558,812

Life Science Senior Secured Loans
Alimera Sciences, Inc. (8)	Pharmaceuticals	L+765	—	10.13%	1/5/2018	7/1/2022	$25,000	$25,118	$25,125
Apollo Endosurgery, Inc. (8)	Health Care Equipment & Supplies	L+750	—	10.00%	3/15/2019	9/1/2023	20,492	20,349	20,338
Ardelyx, Inc. (8)	Pharmaceuticals	L+745	—	9.93%	5/10/2018	11/1/2022	24,500	24,484	24,439
aTyr Pharma, Inc. (8)	Pharmaceuticals	P+410	—	9.60%	11/18/2016	11/18/2020	6,667	7,068	6,833
Axcella Health Inc. (8)	Pharmaceuticals	L+850	—	10.99%	1/9/2018	7/1/2022	26,000	26,328	26,260
BioElectron Technology Corporation (8)	Pharmaceuticals	L+750	—	9.98%	8/9/2018	8/10/2022	10,500	10,497	10,500
Breathe Technologies, Inc. (8)	Health Care Equipment & Supplies	L+850	—	10.99%	1/5/2018	1/5/2022	22,000	22,373	22,220
Cardiva Medical, Inc. (8)	Health Care Equipment & Supplies	L+795	0.63%	10.43%	9/24/2018	9/1/2022	12,000	12,129	12,060
Cerapedics, Inc. (8)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	18,803	18,715	18,709
Corindus Vascular Robotics, Inc. (3)(8)	Health Care Equipment & Supplies	L+725	—	9.74%	3/9/2018	3/1/2022	8,337	8,249	8,399
Delphinus Medical Technologies, Inc. (8)	Health Care Equipment & Supplies	L+850	—	10.98%	8/18/2017	9/1/2021	5,444	5,444	5,444
GenMark Diagnostics, Inc. (3)(8)	Health Care Providers & Services	L+590	2.51%	8.41%	2/1/2019	2/1/2023	35,373	35,354	35,373
OmniGuide Holdings, Inc. (8)(13)	Health Care Equipment & Supplies	L+805	—	10.53%	7/30/2018	7/29/2023	10,500	10,537	10,500
PQ Bypass, Inc. (8)	Health Care Equipment & Supplies	L+795	1.00%	10.44%	12/20/2018	12/19/2022	5,200	5,141	5,200
Restoration Robotics, Inc. (8)	Health Care Equipment & Supplies	L+795	—	10.43%	5/10/2018	5/1/2022	9,000	8,934	9,270
Rubius Therapeutics, Inc. (3)(8)	Pharmaceuticals	L+550	—	7.98%	12/21/2018	12/21/2023	13,430	13,428	13,464
scPharmaceuticals, Inc. (8)	Pharmaceuticals	L+845	—	10.93%	5/23/2017	5/1/2021	5,000	5,034	5,025
SentreHeart, Inc. (8)	Health Care Equipment & Supplies	L+885	—	11.34%	11/15/2016	11/15/2020	10,000	10,245	10,450
Sunesis Pharmaceuticals, Inc. (8)	Pharmaceuticals	L+854	—	11.02%	3/31/2016	4/1/2020	3,047	3,152	3,138
Tetraphase Pharmaceuticals, Inc. (8)	Pharmaceuticals	L+725	—	9.73%	10/30/2018	5/2/2023	20,600	20,235	20,394

Total Life Science Senior Secured Loans								$292,814	$293,141

Total Senior Secured Loans								$853,976	$851,953

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 34.7%
Althoff Crane Service, Inc. (8)(15)	Commercial Services & Supplies	10.55%	7/31/2017	6/8/2022	$1,318	$1,318	$1,315
AmeraMex International, Inc. (8)(10)	Commercial Services & Supplies	10.00%	3/29/2019	3/28/2022	5,548	5,368	5,548
B&W Resources, Inc. (8)(10)	Oil, Gas & Consumable Fuels	21.63%	8/17/2018	3/27/2020	244	239	250
BB578, LLC (8)(10)	Media	10.00%	7/31/2017	11/1/2021	634	634	624
Beverly Hills Limo and Corporate Coach, Inc. (8)(15)	Road & Rail	10.57%	3/19/2018	9/9/2019	243	249	241
Blackhawk Mining, LLC (8)(15)	Oil, Gas & Consumable Fuels	10.99-11.17%	2/16/2018	3/1/2022-11/1/2022	5,894	5,554	5,894
C5 Transport, LLC (8)(10)	Road & Rail	17.71%	1/9/2019	2/1/2024	1,764	1,852	1,764
C&H Paving, Inc. (8)(15)	Construction & Engineering	9.94-10.57%	12/26/2018	1/1/2024-2/1/2024	3,421	3,472	3,421
Capital City Jet Center, Inc. (8)(10)	Airlines	10.00%	4/4/2018	10/4/2023	2,086	2,086	2,059
Central Freight Lines, Inc. (8)(10)	Road & Rail	7.16%	7/31/2017	1/14/2024	1,640	1,640	1,615
Cfactor Leasing Corp. & CZM USA, Corp. (8)(15)	Machinery	12.00-14.11%	7/31/2017	5/27/2020-8/3/2022	2,568	2,554	2,591
Champion Air, LLC (8)(10)	Airlines	10.00%	3/19/2018	1/1/2023	3,125	3,110	3,075
Delicate Productions, Inc. (8)(10)	Commercial Services & Supplies	13.30%	5/3/2018	5/15/2022	2,155	2,149	2,174
Easton Sales and Rentals, LLC (8)(10)	Commercial Services & Supplies	10.00%	9/18/2018	10/1/2021	1,820	1,779	1,820
Equipment Operating Leases, LLC (2)(8)(12)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/22-4/27/2025	32,119	32,119	32,119
Falcon Transport Company (8)(10)	Road & Rail	10.96%	10/24/2018	7/1/2024	12,170	12,005	12,170
Family First Freight, LLC (8)(10)	Road & Rail	9.29-11.52%	7/31/2017	7/2/2019-1/22/2022	790	788	776
Garda CL Technical Services, Inc. (8)(15)	Commercial Services & Supplies	8.31-8.77%	3/22/2018	7/13/2023-10/5/2023	2,719	2,719	2,719
Georgia Jet, Inc. (8)(10)	Airlines	8.00%	12/4/2017	12/4/2021	2,229	2,229	2,229
Globecomm Systems Inc. (8)(15)	Wireless Telecommunication Services	13.18%	5/10/2018	7/1/2021	1,477	1,477	1,508
GMT Corporation (8)(10)	Machinery	12.46%	10/23/2018	10/23/2023	7,291	7,221	7,291
Great Plains Gas Compression Holdings, LLC (8)(10)	Oil, Gas & Consumable Fuels	9.37-9.93%	3/19/2018	8/1/2019-9/7/19	8,298	8,286	8,350
Haljoe Coaches USA, LLC (8)(15)	Road & Rail	8.15-9.90%	7/31/2017	7/1/2022-11/17/2022	5,042	5,042	4,999
Hawkeye Contracting Company, LLC (8)(10)(11)	Oil, Gas & Consumable Fuels	10.00%	11/15/2017	11/15/2020	3,210	3,210	3,181
HTI Logistics Corporation (8)(10)	Commercial Services & Supplies	9.69-9.80%	11/15/2018	12/1/2023-4/1/2024	330	330	330
Interstate NDT, Inc. (8)(15)	Road & Rail	11.32-13.94%	6/11/2018	7/1/2023-10/1/2023	2,331	2,331	2,362
JP Motorsports, Inc. (8)(15)	Road & Rail	13.96%	8/17/2018	1/25/2022	370	367	375
Knight Transfer Services, Inc. & Dumpstr Xpress, Inc. (8)(15)	Commercial Services & Supplies	12.05-12.76%	7/31/2017	4/11/2020-4/30/2020	427	427	426
Kool Pak, LLC (8)(15)	Road & Rail	8.58%	2/5/2018	3/1/2024	700	700	700
Lineal Industries, Inc. (8)(10)	Construction & Engineering	8.00%	12/21/2018	12/21/2021	101	101	101
Marcal Manufacturing, LLC dba Soundview Paper Company, LLC (8)(15)	Paper & Forest Products	12.91-12.98%	7/31/2017	7/30/2022-10/25/2022	1,292	1,292	1,331
Meridian Consulting I Corp, Inc. (8)(10)	Hotels, Restaurants & Leisure	10.72%	7/31/2017	12/4/2021	2,108	2,108	2,152
Mountain Air Helicopters, Inc. (8)(10)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022	1,601	1,601	1,587
Mulholland Energy Services Equipment Leasing, LLC (8)(15).	Commercial Services & Supplies	8.89%	8/17/2018	10/30/2019	545	544	543
OKK Equipment, LLC (8)(10)	Commercial Services & Supplies	10.15%	7/31/2017	8/27/2023	586	586	591

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Reston Limousine & Travel Service, Inc. (8)(15)	Road & Rail	11.82%	9/13/2017	10/1/2021	$1,329	$1,343	$1,340
Rossco Crane & Rigging, Inc. (8)(15)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	745	745	741
Royal Express Inc. (8)(10)	Road & Rail	9.64%	1/17/2019	2/1/2024	1,206	1,229	1,206
RVR Air Charter, LLC & RVR Aviation, LLC (8)(10)	Airlines	12.00%	7/31/2017	8/1/2020-1/1/2022	2,463	2,463	2,506
Santek Environmental, LLC (8)(15)	Commercial Services & Supplies	10.00%	7/31/2017	3/1/2021	89	89	90
Santek Environmental of Alabama, LLC (8)(15)	Commercial Services & Supplies	8.95-10.00%	7/31/2017	12/18/2020-11/29/2021	159	159	157
Sidelines Tree Service LLC (8)(15)	Diversified Consumer Services	10.31-10.52%	7/31/2017	8/1/2022-10/1/2022	406	407	410
South Texas Oilfield Solutions, LLC (8)(15)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	3,256	3,256	3,280
Southern Nevada Oral & Maxillofacial Surgery, LLC (8)(10)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	1,373	1,373	1,407
Southwest Traders, Inc. (8)(15)	Road & Rail	9.13%	11/21/2017	11/1/2020	122	122	120
Spartan Education, LLC (8)(10)	Diversified Consumer Services	10.26%	3/28/2019	6/1/2022-6/28/2022	3,224	3,287	3,224
ST Coaches, LLC (8)(15)	Road & Rail	8.21-8.59%	7/31/2017	10/1/2022-10/1/2023	4,287	4,287	4,280
Star Coaches Inc. (8)(15)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,669	3,669	3,669
Sturgeon Services International Inc. (8)(10)	Energy Equipment & Services	17.88%	7/31/2017	2/28/2022	1,658	1,658	1,683
Sun-Tech Leasing of Texas, L.P. (8)(15)	Road & Rail	8.68-9.44%	7/31/2017	6/25/2020-7/25/2021	358	358	351
Superior Transportation, Inc. (8)(15)	Road & Rail	9.31-10.26%	7/31/2017	4/23/2022-4/1/2024	6,475	6,451	6,411
The Smedley Company & Smedley Services, Inc. (8)(10)	Commercial Services & Supplies	9.92-14.75%	7/31/2017	10/29/2023-2/10/2024	5,940	5,973	6,011
Tornado Bus Company (8)(15)	Road & Rail	10.78%	7/31/2017	9/1/2021	1,997	1,997	1,988
Trinity Equipment Rentals, Inc. (8)(10)	Commercial Services & Supplies	11.02%	9/13/2018	10/1/2022	884	884	884
Trolleys, Inc. (8)(15)	Road & Rail	9.81%	7/18/2018	8/1/2022	2,860	2,860	2,860
Up Trucking Services, LLC (8)(15)	Road & Rail	11.91%	3/23/2018	4/1/2022	1,870	1,897	1,898
Waste Services of Alabama, LLC (8)(15)	Commercial Services & Supplies	10.24%	8/17/2018	11/27/2020	1,411	1,414	1,408
Waste Services of Tennessee, LLC (8)(15)	Commercial Services & Supplies	8.95-10.15%	7/31/2017	2/7/2021-11/29/2021	678	678	671
Waste Services of Texas, LLC (8)(15)	Commercial Services & Supplies	8.95%	7/31/2017	12/6/2021	136	136	133
WJV658, LLC (8)(10)	Airlines	8.50%	7/31/2017	7/1/2022	7,734	7,734	7,734
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc. (8)(10)	Construction & Engineering	7.50%	7/31/2017	10/1/2022	2,377	2,377	2,330

					Shares/Units
NEF Holdings, LLC Equity Interests (2)(8)(9)	Multi-Sector Holdings		7/31/2017		200	145,000	146,500

Total Equipment Financing						$319,333	$321,523

Preferred Equity — 1.6%
SOAGG LLC (2)(3)(4)(8)	Aerospace & Defense	8.00%	12/14/2010	6/30/2020	2,130	$2,130	$9,313
SOINT, LLC (2)(3)(4)(8)	Aerospace & Defense	15.00%	6/8/2012	6/30/2020	55,109	5,511	5,806

Total Preferred Equity						$7,641	$15,119

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants — 33.7%
aTyr Pharma, Inc. Warrants (8)*	Pharmaceuticals	11/18/2016	88,792	$106	$—
B Riley Financial Inc. (3)	Research & Consulting Services	3/16/2007	38,015	2,684	634
CardioFocus, Inc. Warrants (8)*	Health Care Equipment & Supplies	3/31/2017	440,816	50	54
CAS Medical Systems, Inc. Warrants (8)*	Health Care Equipment & Supplies	6/30/2016	48,491	38	29
Conventus Orthopaedics, Inc. Warrants (8)*	Health Care Equipment & Supplies	6/15/2016	157,500	65	25
Corindus Vascular Robotics, Inc. Warrants (3)(8)*	Health Care Equipment & Supplies	3/9/2018	249,420	166	205
Crystal Financial LLC (2)(3)(8)	Diversified Financial Services	12/28/2012	280,303	280,737	298,000
Delphinus Medical Technologies, Inc. Warrants (8)*	Health Care Equipment & Supplies	8/18/2017	380,904	74	78
Essence Group Holdings Corporation (Lumeris) Warrants (8)*	Health Care Technology	3/22/2017	208,000	63	315
PQ Bypass, Inc. Warrants (8)*	Health Care Equipment & Supplies	12/20/2018	156,000	70	59
RD Holdco Inc. (Rug Doctor) (2)(8)*	Diversified Consumer Services	12/23/2013	231,177	15,683	7,334
RD Holdco Inc. (Rug Doctor) Class B (2)(8)*	Diversified Consumer Services	12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (2)(8)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Restoration Robotics, Inc. Warrants (8)*	Health Care Equipment & Supplies	5/10/2018	72,776	111	3
Scynexis, Inc. Warrants (8)*	Pharmaceuticals	9/30/2016	122,435	105	—
SentreHeart, Inc. Warrants (8)*	Health Care Equipment & Supplies	11/15/2016	261,825	126	99
Sunesis Pharmaceuticals, Inc. Warrants (8)*	Pharmaceuticals	3/31/2016	104,001	118	—
Tetraphase Pharmaceuticals, Inc. Warrants (8)*	Pharmaceuticals	10/30/2018	284,530	269	78

Total Common Equity/Equity Interests/Warrants				$306,062	$312,129

Total Investments (6) — 162.0%				$1,487,012	$1,500,724

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 26.9%
U.S. Treasury Bill	Government	3/29/2019	4/30/2019	$250,000	$249,523	$249,523

Total Investments & Cash Equivalents — 188.9%					$1,736,535	$1,750,247
Liabilities in Excess of Other Assets — (88.9%)						(823,571)

Net Assets — 100.0%						$926,676

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of March 31, 2019.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2019

(in thousands)

(2)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2019 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2018	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend /Other Income	Fair Value at March 31, 2019
Ark Real Estate Partners LP	$39	$—	$—	$(526)	$487	$—	$—
Ark Real Estate Partners II LP	1	—	—	(37)†	11	—	—
AviatorCap SII, LLC	2,975	—	42	—	—	71	2,933
AviatorCap SII, LLC	—	2,975	—	—	—	10	2,975
Crystal Financial LLC	293,000	—	—	—	5,000	7,500	298,000
Equipment Operating Leases, LLC	32,882	—	763	—	—	660	32,119
NEF Holdings, LLC	145,000	—	—	—	1,500	1,200	146,500
RD Holdco Inc. (Rug Doctor, common equity)	7,732	—	—	—	(398)	—	7,334
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	—	—	—	—	—	—	—
Rug Doctor LLC	9,111	—	—	—	(18)	304	9,111
SOAGG LLC	9,113	—	363	—	563	1,045	9,313
SOINT, LLC	—	2,144	—	—	—	23	2,144
SOINT, LLC (preferred equity)	6,414	—	326	—	(282)	207	5,806

	$511,483	$5,119	$1,494	$(563)	$6,863	$11,020	$521,451

(3)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2019, on a fair value basis, non-qualifying assets in the portfolio represented 23.4% of the total assets of the Company.

(4)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(5)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(6)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $8,271; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $29,052 and $20,781, respectively, based on a tax cost of $1,492,453. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(7)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are often subject to a LIBOR or PRIME rate floor.
(8)	Level 3 investment valued using significant unobservable inputs.
(9)	NEF Holdings, LLC is held through NEFCORP LLC, a wholly-owned consolidated taxable subsidiary and NEFPASS LLC, a wholly-owned consolidated subsidiary.
(10)	Indicates an investment that is wholly held by Solar Capital Ltd. through NEFPASS LLC.
(11)	Hawkeye Contracting Company, LLC, Eagle Creek Mining, LLC & Falcon Ridge Leasing, LLC are co-borrowers.
(12)	Equipment Operating Leases, LLC is a subsidiary of NEF Holdings, LLC.
(13)	OmniGuide Holdings, Inc., Domain Surgical, Inc. and OmniGuide, Inc. are co-borrowers.
(14)

Indicates an investment that is wholly or partially held by the Company through its wholly-owned consolidated financing subsidiary SSLP 2016-1, LLC (the “SSLP SPV”). Such investments are pledged as collateral under the SSLP 2016-1, LLC Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(15)

Indicates an investment that is held by the Company through its wholly-owned consolidated financing subsidiary NEFPASS SPV, LLC (the “NEFPASS SPV”). Such investments are pledged as collateral under the NEFPASS SPV, LLC Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(16)	Spread is 1.00% Cash / 6.50% PIK.
*	Non-income producing security.
†	Represents estimated change in receivable balance.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2019

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2019
Diversified Financial Services (Crystal Financial LLC)	21.4%
Multi-Sector Holdings (includes NEF Holdings, LLC and Equipment Operating Leases, LLC)	16.0%
Health Care Providers & Services	12.8%
Pharmaceuticals	9.0%
Health Care Equipment & Supplies	8.2%
Road & Rail	3.3%
Chemicals	2.7%
Media	2.6%
Wireless Telecommunication Services	2.6%
Communications Equipment	2.5%
Consumer Finance.	2.1%
Specialty Retail	1.9%
Software	1.9%
Commercial Services & Supplies	1.8%
Diversified Consumer Services	1.7%
Trading Companies & Distributors	1.6%
Aerospace & Defense	1.6%
Thrifts & Mortgage Finance	1.3%
Oil, Gas & Consumable Fuels	1.2%
Airlines	1.2%
Insurance	1.0%
Machinery	0.7%
Construction & Engineering	0.4%
Energy Equipment & Services.	0.3%
Hotels, Restaurants & Leisure.	0.1%
Paper & Forest Products	0.1%
Research & Consulting Services	0.0%
Health Care Technology	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(9)		LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 89.1%

Bank Debt/Senior Secured Loans

Aegis Toxicology Sciences Corporation (10)	Health Care Providers & Services	L+550		1.00%	8.10%	5/7/2018	5/9/2025	$17,215	$16,935	$17,215
Alteon Health, LLC (10)(16)	Health Care Providers & Services	L+650		1.00%	9.02%	9/14/2018	9/1/2022	15,271	15,159	14,507
American Teleconferencing Services, Ltd. (PGI) (10)(16)	Communications Equipment	L+650		1.00%	9.09%	5/5/2016	12/8/2021	30,965	30,001	30,578
Amerilife Group, LLC (10)	Insurance	L+875		1.00%	11.27%	7/9/2015	1/10/2023	15,000	14,811	14,963
Associated Pathologists, LLC (10)(16)	Health Care Providers & Services	L+500		1.00%	7.38%	9/14/2018	8/1/2021	3,718	3,699	3,718
Atria Wealth Solutions, Inc. (10)(16)	Diversified Financial Services	L+600		1.00%	8.61%	9/14/2018	11/30/2022	3,358	3,326	3,324
AviatorCap SII, LLC (3)(10)	Aerospace & Defense	L+700		—	9.80%	12/27/2018	10/30/2020	2,975	2,975	2,975
BAM Capital, LLC (10)	Diversified Financial Services	L+800		—	11.52%	12/26/2018	1/23/2023	15,500	15,268	15,268
Bishop Lifting Products, Inc. (7)(10)	Trading Companies & Distributors	L+800		1.00%	10.52%	3/24/2014	3/27/2022	24,985	24,873	24,235
Datto, Inc. (10)	IT Services	L+800		1.00%	10.46%	12/6/2017	12/7/2022	25,000	24,587	25,000
Falmouth Group Holdings Corp. (AMPAC) (10)(16)	Chemicals	L+675		1.00%	9.27%	12/7/2015	12/14/2021	40,887	40,658	40,887
Global Holdings LLC & Payment Concepts LLC (10)(16)	Consumer Finance	L+750		1.00%	10.24%	9/14/2018	5/5/2022	7,066	6,964	7,066
Greystone Select Holdings LLC & Greystone & Co., Inc. (10)	Thrifts & Mortgage Finance	L+800		1.00%	10.51%	3/29/2017	4/17/2024	19,900	19,739	19,850
iCIMS, Inc. (10)	Software	L+650		1.00%	8.94%	9/7/2018	9/12/2024	12,670	12,426	12,480
IHS Intermediate, Inc. (10)	Health Care Providers & Services	L+825		1.00%	10.74%	6/19/2015	7/20/2022	25,000	24,705	24,000
Kingsbridge Holdings, LLC (10)	Multi-Sector Holdings	L+700		1.00%	9.82%	12/21/2018	12/21/2024	28,973	28,540	28,538
KORE Wireless Group, Inc. (10)	Wireless Telecommunication Services	L+550		1.00%	8.29%	12/21/2018	12/21/2024	37,222	36,478	36,850
Logix Holding Company, LLC (10)(16)	Communications Equipment	L+575		1.00%	8.27%	9/14/2018	12/22/2024	7,178	7,115	7,178
On Location Events, LLC & PrimeSport Holdings Inc. (10)(16)	Media	L+550		1.00%	7.90%	12/7/2017	9/29/2021	24,506	24,284	24,322
Pet Holdings ULC & Pet Supermarket, Inc. (5)(10)(16)	Specialty Retail	L+550		1.00%	7.90%	9/14/2018	7/5/2022	29,344	29,054	29,197
PhyMed Management LLC (10)	Health Care Providers & Services	L+875		1.00%	11.46%	12/18/2015	5/18/2021	32,321	31,662	32,160
PhyNet Dermatology LLC (10)	Health Care Providers & Services	L+550		1.00%	8.02%	9/5/2018	8/16/2024	9,644	9,551	9,547
PPT Management Holdings, LLC (10)	Health Care Providers & Services	L+750	PIK	1.00%	9.85%	9/14/2018	12/16/2022	19,969	19,841	16,973
PSKW, LLC & PDR, LLC (10)(16)	Health Care Providers & Services	L+425		1.00%	7.05%	9/14/2018	11/25/2021	2,024	2,016	2,024
PSKW, LLC & PDR, LLC (10)(16)	Health Care Providers & Services	L+825		1.00%	11.05%	10/24/2017	11/25/2021	26,647	26,348	26,647

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(9)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
RS Energy Group U.S., Inc. (10)	Software	L+475	1.00%	7.55%	10/26/2018	10/6/2023	$15,249	$14,951	$14,944
Rug Doctor LLC (3)(10)	Diversified Consumer Services	L+975	1.50%	12.33%	12/23/2013	10/31/2019	9,111	9,050	9,111
Solara Medical Supplies, Inc. (10)(16)	Health Care Providers & Services	L+600	1.00%	8.52%	5/31/2018	5/31/2023	3,418	3,371	3,418
Southern Auto Finance Company (5)(10)	Consumer Finance	—	—	11.15%	10/19/2011	12/4/2019	25,000	24,920	25,000
The Octave Music Group, Inc. (fka TouchTunes) (10)	Media	L+825	1.00%	10.63%	5/28/2015	5/27/2022	14,000	13,880	13,930
Varilease Finance, Inc. (10)	Multi-Sector Holdings	L+825	1.00%	10.65%	8/22/2014	8/24/2020	33,000	32,793	33,000

Total Bank Debt/Senior Secured Loans								$569,980	$568,905

Life Science Senior Secured Loans

Alimera Sciences, Inc. (10)	Pharmaceuticals	L+765	—	10.03%	1/5/2018	7/1/2022	$25,000	$25,044	$25,125
Ardelyx, Inc. (5)(10)	Pharmaceuticals	L+745	—	9.83%	5/10/2018	11/1/2022	24,500	24,400	24,377
aTyr Pharma, Inc. (10)	Pharmaceuticals	P+410	—	9.35%	11/18/2016	11/18/2020	7,667	7,985	7,782
Axcella Health Inc. (10)	Pharmaceuticals	L+850	—	10.84%	1/9/2018	7/1/2022	26,000	26,247	26,000
BioElectron Technology Corporation (10)	Pharmaceuticals	L+750	—	9.88%	8/9/2018	8/10/2022	10,500	10,458	10,447
Breathe Technologies, Inc. (10)	Health Care Equipment & Supplies	L+850	—	10.84%	1/5/2018	1/5/2022	22,000	22,298	22,000
Cardiva Medical, Inc. (10)	Health Care Equipment & Supplies	L+795	0.63%	10.33%	9/24/2018	9/1/2022	12,000	12,067	12,030
Corindus Vascular Robotics, Inc. (5)(10)	Health Care Equipment & Supplies	L+725	—	9.60%	3/9/2018	3/1/2022	6,783	6,787	6,817
Delphinus Medical Technologies, Inc. (10)	Health Care Equipment & Supplies	L+850	—	10.88%	8/18/2017	9/1/2021	5,625	5,594	5,513
GenMark Diagnostics, Inc. (5)(10)	Health Care Providers & Services	—	—	6.90%	11/8/2018	1/1/2021	17,473	17,531	17,531
OmniGuide Holdings, Inc. (10)(15)	Health Care Equipment & Supplies	L+805	—	10.43%	7/30/2018	7/29/2023	10,500	10,504	10,474
PQ Bypass, Inc. (10)	Health Care Equipment & Supplies	L+795	1.00%	10.42%	12/20/2018	12/20/2022	5,200	5,119	5,117
Restoration Robotics, Inc. (10)	Health Care Equipment & Supplies	L+795	—	10.33%	5/10/2018	5/1/2022	9,000	8,887	8,977
Rubius Therapeutics, Inc. (5)(10)	Pharmaceuticals	L+550	—	7.97%	12/21/2018	12/21/2023	13,430	13,400	13,397
scPharmaceuticals, Inc. (10)	Pharmaceuticals	L+845	—	10.83%	5/23/2017	5/1/2021	5,000	5,019	5,025
Scynexis, Inc. (10)	Pharmaceuticals	L+849	—	10.87%	9/30/2016	9/30/2020	15,000	15,379	15,300
SentreHeart, Inc. (10)	Health Care Equipment & Supplies	L+885	—	11.19%	11/15/2016	11/15/2020	10,000	10,193	10,150
Sunesis Pharmaceuticals, Inc. (10)	Pharmaceuticals	L+854	—	10.92%	3/31/2016	4/1/2020	3,750	3,833	3,769
Tetraphase Pharmaceuticals, Inc. (10)	Pharmaceuticals	L+725	—	9.63%	10/30/2018	5/2/2023	20,600	20,169	20,125

Total Life Science Senior Secured Loans								$250,914	$249,956

Total Senior Secured Loans								$820,894	$818,861

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 34.2%
Althoff Crane Service, Inc. (10)(17)	Commercial Services & Supplies	10.55%	7/31/2017	6/8/2022	$1,362	$1,362	$1,357
B&W Resources, Inc. (10)(12)	Oil, Gas & Consumable Fuels	21.57%	8/17/2018	3/27/2020	297	291	305
BB578, LLC (10)(12)	Media	10.00%	7/31/2017	11/1/2021	669	669	667
Beverly Hills Limo and Corporate Coach, Inc. (10)(17)	Road & Rail	10.57%	3/19/2018	9/9/2019	366	379	363
Blackhawk Mining, LLC (10)(17)	Oil, Gas & Consumable Fuels	10.99-11.17%	2/16/2018	3/1/2022-11/1/2022	6,270	5,890	6,270
Brightwater R&B Acquisition, LLC (10)(17)	Machinery	12.24%	8/17/2018	4/20/2019	76	76	76
C&H Paving, Inc. (10)(12)	Construction & Engineering	9.94%	12/26/2018	1/1/2024	3,393	3,444	3,393
Capital City Jet Center, Inc. (10)(12)	Airlines	10.00%	4/4/2018	10/4/2023	2,174	2,174	2,184
Central Freight Lines, Inc. (10)(12)	Road & Rail	7.16%	7/31/2017	1/14/2024	1,710	1,710	1,710
Cfactor Leasing Corp. & CZM USA, Corp. (10)(17)	Machinery	12.00-14.11%	7/31/2017	5/27/2020-8/3/2022	3,162	3,143	3,173
Champion Air, LLC (10)(12)	Airlines	10.00%	3/19/2018	1/1/2023	3,200	3,181	3,200
Delicate Productions, Inc. (10)(12)	Commercial Services & Supplies	13.30%	5/3/2018	5/15/2022	2,023	2,010	2,023
Easton Sales and Rentals, LLC (10)(12)	Commercial Services & Supplies	10.00%	9/18/2018	10/1/2021	2,034	1,981	2,034
Equipment Operating Leases, LLC (3)(10)(14)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/22-4/27/2025	32,882	32,882	32,882
Falcon Transport Company (10)(12)	Road & Rail	10.96%	10/24/2018	7/1/2024	12,443	12,271	12,443
Family First Freight, LLC (10)(12)	Road & Rail	9.29-11.52%	7/31/2017	7/2/2019-1/22/2022	881	879	870
Garda CL Technical Services, Inc. (10)(17)	Commercial Services & Supplies	8.31-8.77%	3/22/2018	7/13/2023-10/5/2023	2,847	2,847	2,847
Georgia Jet, Inc. (10)(12)	Airlines	8.00%	12/4/2017	12/4/2021	2,373	2,373	2,373
Globecomm Systems Inc. (10)(17)	Wireless Telecommunication Services	13.18%	5/10/2018	7/1/2021	1,610	1,610	1,610
GMT Corporation (10)(12)	Machinery	12.46%	10/23/2018	10/23/2023	7,582	7,506	7,582
Great Plains Gas Compression Holdings, LLC (10)(12)	Oil, Gas & Consumable Fuels	9.37-9.93%	3/19/2018	8/1/2019-9/7/19	8,775	8,754	8,792
Haljoe Coaches USA, LLC (10)(17)	Road & Rail	8.15-9.90%	7/31/2017	7/1/2022-11/17/2022	5,180	5,180	5,137
Hawkeye Contracting Company, LLC (10)(12)(13)	Oil, Gas & Consumable Fuels	10.00%	11/15/2017	11/15/2020	3,648	3,648	3,620
HTI Logistics Corporation (10)(12)	Commercial Services & Supplies	9.80%	11/15/2018	12/1/2023	274	274	274
Interstate NDT, Inc. (10)(17)	Road & Rail	11.32-13.94%	6/11/2018	7/1/2023-10/1/2023	2,429	2,429	2,429
JP Motorsports, Inc. (10)(17)	Road & Rail	13.96%	8/17/2018	1/25/2022	397	394	405
Knight Transfer Services, Inc. & Dumpstr Xpress, Inc. (10)(17)	Commercial Services & Supplies	12.05-12.76%	7/31/2017	4/11/2020-4/30/2020	518	518	519
Kool Pak, LLC (10)(17)	Road & Rail	8.58%	2/5/2018	3/1/2024	729	729	722
Lineal Industries, Inc. (10)(12)	Construction & Engineering	8.00%	12/21/2018	12/21/2021	107	107	107
Marcal Manufacturing, LLC dba Soundview Paper Company, LLC (10)(17)	Paper & Forest Products	12.91-12.98%	7/31/2017	7/30/2022-10/25/2022	1,365	1,365	1,386
Meridian Consulting I Corp, Inc. (10)(12)	Hotels, Restaurants & Leisure	10.72%	7/31/2017	12/4/2021	2,145	2,145	2,156
Mountain Air Helicopters, Inc. (10)(12)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022	1,668	1,668	1,651
Mulholland Energy Services Equipment Leasing, LLC (10)(17).	Commercial Services & Supplies	8.89%	8/17/2018	10/30/2019	809	807	804
OKK Equipment, LLC (10)(12)	Commercial Services & Supplies	10.15%	7/31/2017	8/27/2023	612	612	601

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Reston Limousine & Travel Service, Inc. (10)(17)	Road & Rail	11.82%	9/13/2017	10/1/2021	$1,454	$1,471	$1,460
Rossco Crane & Rigging, Inc. (10)(17)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	797	797	798
RVR Air Charter, LLC & RVR Aviation, LLC (10)(12)	Airlines	12.00%	7/31/2017	8/1/2020-1/1/2022	2,692	2,692	2,727
Santek Environmental, LLC (10)(17)	Commercial Services & Supplies	10.00%	7/31/2017	3/1/2021	98	98	99
Santek Environmental of Alabama, LLC (10)(17)	Commercial Services & Supplies	8.95-10.00%	7/31/2017	12/18/2020-11/29/2021	179	179	176
Sidelines Tree Service LLC (10)(17)	Diversified Consumer Services	10.31-10.52%	7/31/2017	8/1/2022-10/1/2022	431	432	427
South Texas Oilfield Solutions, LLC (10)(17)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	3,413	3,413	3,413
Southern Nevada Oral & Maxillofacial Surgery, LLC (10)(12)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	1,404	1,404	1,425
Southwest Traders, Inc. (10)(17)	Road & Rail	9.13%	11/21/2017	11/1/2020	139	139	138
ST Coaches, LLC (10)(17)	Road & Rail	8.21-8.59%	7/31/2017	10/1/2022-10/1/2023	4,396	4,396	4,396
Star Coaches Inc. (10)(17)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,785	3,785	3,785
Sturgeon Services International Inc. (10)(12)	Energy Equipment & Services	17.88%	7/31/2017	2/28/2022	1,763	1,763	1,789
Sun-Tech Leasing of Texas, L.P. (10)(17)	Road & Rail	8.68-8.83%	7/31/2017	6/25/2020-7/25/2021	424	424	416
Superior Transportation, Inc. (10)(17)	Road & Rail	9.77-10.26%	7/31/2017	4/23/2022-12/1/2023	4,500	4,499	4,460
The Smedley Company & Smedley Services, Inc. (10)(12)	Commercial Services & Supplies	9.92-14.68%	7/31/2017	10/29/2023-2/10/2024	6,273	6,315	6,361
Tornado Bus Company (10)(17)	Road & Rail	10.78%	7/31/2017	9/1/2021	2,151	2,151	2,141
Trinity Equipment Rentals, Inc. (10)(12)	Commercial Services & Supplies	11.02%	9/13/2018	10/1/2022	935	935	935
Trolleys, Inc. (10)(17)	Road & Rail	9.81%	7/18/2018	8/1/2022	3,039	3,039	3,039
Up Trucking Services, LLC (10)(17)	Road & Rail	11.91%	3/23/2018	4/1/2022	2,226	2,261	2,263
Waste Services of Alabama, LLC (10)(17)	Commercial Services & Supplies	10.24%	8/17/2018	11/27/2020	1,692	1,696	1,687
Waste Services of Tennessee, LLC (10)(17)	Commercial Services & Supplies	8.95-10.15%	7/31/2017	2/7/2021-11/29/2021	742	742	727
Waste Services of Texas, LLC (10)(17)	Commercial Services & Supplies	8.95%	7/31/2017	12/6/2021	147	147	145
WJV658, LLC (10)(12)	Airlines	8.50%	7/31/2017	7/1/2022	7,884	7,884	7,879
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc.(10)(12)	Construction & Engineering	7.50%	7/31/2017	10/1/2022	2,601	2,601	2,575

					Shares/Units
NEF Holdings, LLC Equity Interests (3)(10)(11)	Multi-Sector Holdings		7/31/2017		200	145,000	145,000

Total Equipment Financing						$313,571	$314,226

Preferred Equity — 1.7%
SOAGG LLC (3)(5)(6)(10)	Aerospace & Defense	8.00%	12/14/2010	6/30/2020	2,493	$2,493	$9,113
SOINT, LLC (3)(5)(6)(10)	Aerospace & Defense	15.00%	6/8/2012	6/30/2020	58,361	5,836	6,414

Total Preferred Equity						$8,329	$15,527

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date		Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants — 33.4%
Ark Real Estate Partners LP (2)(3)(10)*	Diversified Real Estate Activities	3/12/2007		—	$527	$39
Ark Real Estate Partners II LP (2)(3)(10)*	Diversified Real Estate Activities	10/23/2012		—	12	1
aTyr Pharma, Inc. Warrants (10)*	Pharmaceuticals	11/18/2016		88,792	106	—
B Riley Financial Inc. (5)	Research & Consulting Services	3/16/2007		38,015	2,684	540
CardioFocus, Inc. Warrants (10)*	Health Care Equipment & Supplies	3/31/2017		440,816	51	69
CAS Medical Systems, Inc. Warrants (10)*	Health Care Equipment & Supplies	6/30/2016		48,491	38	28
Conventus Orthopaedics, Inc. Warrants (10)*	Health Care Equipment & Supplies	6/15/2016		157,500	65	68
Corindus Vascular Robotics, Inc. Warrants (5)(10)*	Health Care Equipment & Supplies	3/9/2018		79,855	40	22
Crystal Financial LLC (3)(5)(10)	Diversified Financial Services	12/28/2012		280,303	280,737	293,000
Delphinus Medical Technologies, Inc. Warrants (10)*	Health Care Equipment & Supplies	8/18/2017		380,904	74	99
Essence Group Holdings Corporation (Lumeris) Warrants (10)*	Health Care Technology	3/22/2017		208,000	63	358
PQ Bypass, Inc. Warrants (10)*	Health Care Equipment & Supplies	12/20/2018		156,000	70	75
RD Holdco Inc. (Rug Doctor) (3)(10)*	Diversified Consumer Services	12/23/2013		231,177	15,683	7,732
RD Holdco Inc. (Rug Doctor) Class B (3)(10)*	Diversified Consumer Services	12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (3)(10)*	Diversified Consumer Services	12/23/2013		30,370	381	—
Restoration Robotics, Inc. Warrants (10)*	Health Care Equipment & Supplies	5/10/2018		72,776	111	3
Scynexis, Inc. Warrants (10)*	Pharmaceuticals	9/30/2016		122,435	105	—
SentreHeart, Inc. Warrants (10)*	Health Care Equipment & Supplies	11/15/2016		261,825	126	127
Sunesis Pharmaceuticals, Inc. Warrants (10)*	Pharmaceuticals	3/31/2016		104,001	118	—
Tetraphase Pharmaceuticals, Inc. Warrants (10)*	Pharmaceuticals	10/30/2018		284,530	269	89

Total Common Equity/Equity Interests/Warrants					$306,476	$307,466

Total Investments (8) — 158.4%					$1,449,270	$1,456,080

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 21.7% U.S. Treasury Bill	Government	12/31/2018	1/29/2019	$200,000	$199,646	$199,646

Total Investments & Cash Equivalents —180.1%					$1,648,916	$1,655,726
Liabilities in Excess of Other Assets — (80.1%)						(736,555)

Net Assets — 100.0%						$919,171

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

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend/ Other Income	Fair Value at December 31, 2018
Ark Real Estate Partners LP	$263	$—	$—	$376 †	$(224)	$—	$39
Ark Real Estate Partners II LP	6	—	—	—	(5)	—	1
AviatorCap SII, LLC I	10	—	10	—	—	—	—
AviatorCap SII, LLC	—	2,975	—	—	—	4	2,975
Crystal Financial LLC	303,200	—	—	—	(10,200)	30,220	293,000
Equipment Operating Leases, LLC	—	34,511	1,629	—	—	1,677	32,882
NEF Holdings, LLC	145,500	—	—	—	(500)	8,332	145,000
RD Holdco Inc. (Rug Doctor, common equity)	10,102	—	—	—	(2,369)	—	7,732
RD Holdco Inc. (Rug Doctor, class B)..	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)..	35	—	—	—	(35)	—	—
Rug Doctor LLC	9,111	—	—	—	(32)	1,164	9,111
SSLP(18)	88,736	25,322	115,038	(354)	626	6,289	—
SSLP II(18)	51,744	21,781	72,858	(47)	(758)	4,628	—
SOAGG LLC	4,537	—	1,654	—	6,230	663	9,113
SOINT, LLC (preferred equity)	8,300	—	1,865	—	(21)	982	6,414

	$626,760	$84,589	$193,054	$(25)	$(7,288)	$53,959	$511,483

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

March 31, 2019

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

The Company’s investment objective is to maximize both current income and capital appreciation through debt and equity investments. The Company directly and indirectly invests primarily in leveraged middle market companies in the form of senior secured loans, stretch-senior loans, unitranche loans, leases and to a lesser extent, unsecured loans and equity securities. From time to time, we may also invest in public companies that are thinly traded.

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2019

(in thousands, except share amounts)

amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2019.

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

March 31, 2019

(in thousands, except share amounts)

(5)

the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm, if any, and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

(d)

The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums received on loans repaid as interest income when we receive such amounts. Capital structuring fees, amendment fees, consent fees, and any other non-recurring fee income as well as management fee and other fee income for services rendered, if any, are recorded as other income when earned.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2019

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

(j)

The Company has made irrevocable elections to apply the fair value option of accounting to the senior secured credit facility (the “Credit Facility”), the unsecured senior notes due 2022 (the “2022 Unsecured Notes”), and the SSLP 2016-1, LLC revolving credit facility (the “SSLP Facility”) (see notes 6 and 7), in accordance with ASC 825-10.

(k)

In accordance with ASC 835-30, the Company reports origination and other expenses related to certain debt issuances as a direct deduction from the carrying amount of the debt liability. Applicable expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and/or when it approximates the effective yield method.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2019

(in thousands, except share amounts)

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which will amend FASB ASC 310-20. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium, generally requiring the premium to be amortized to the earliest call date. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company has adopted ASU 2017-08 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

Note 3. Agreements

Solar Capital has an Advisory Agreement with the Investment Adviser, under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to, Solar Capital. For providing these services, the Investment Adviser receives a fee from Solar Capital, consisting of two components—a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of Solar Capital’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 1.75% on gross assets up to 200% of the Company’s total net assets as of the immediately preceding quarter end and 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter end. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2019

(in thousands, except share amounts)

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019 and 2018, the Company recognized $6,562 and $6,473, respectively, in base management fees and $4,616 and $4,714, respectively, in performance-based incentive fees.

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

For the three months ended March 31, 2019 and 2018, the Company recognized expenses under the Administration Agreement of $1,368 and $1,286, respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2019 and 2018.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2019

(in thousands, except share amounts)

Note 4. Net Asset Value Per Share

At March 31, 2019, the Company’s total net assets and net asset value per share were $926,676 and $21.93, respectively. This compares to total net assets and net asset value per share at December 31, 2018 of $919,171 and $21.75, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Earnings per share (basic & diluted)
Numerator - net increase in net assets resulting from operations:	$24,832	$20,048
Denominator - weighted average shares:	42,260,826	42,260,826
Earnings per share:	$0.59	$0.47

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2019

(in thousands, except share amounts)

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2019 and December 31, 2018:

Fair Value Measurements

As of March 31, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$851,953	$851,953
Equipment Financing	—	—	321,523	321,523
Preferred Equity	—	—	15,119	15,119
Common Equity/Equity Interests/Warrants	634	—	311,495	312,129

Total Investments	$634	$—	$1,500,090	$1,500,724

Liabilities:
Credit Facility, 2022 Unsecured Notes and SSLP Facility	$—	$—	$469,785	$469,785

Fair Value Measurements

As of December 31, 2018

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$818,861	$818,861
Equipment Financing	—	—	314,226	314,226
Preferred Equity	—	—	15,527	15,527
Common Equity/Equity Interests/Warrants	540	—	306,926	307,466

Total Investments	$540	$—	$1,455,540	$1,456,080

Liabilities:
Credit Facility, 2022 Unsecured Notes and SSLP Facility	$—	$—	$350,185	$350,185

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2019

(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2019 and the year ended December 31, 2018 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2019 and December 31, 2018:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2018	$818,861	$314,226	$15,527	$306,926	$1,455,540
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—	(538)	(538)
Net change in unrealized gain (loss)	11	1,535	281	4,981	6,808
Purchase of investment securities	95,022	14,786	—	126	109,934
Proceeds from dispositions of investment securities.	(61,941)	(9,024)	(689)	—	(71,654)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, March 31, 2019	$851,953	$321,523	$15,119	$311,495	$1,500,090

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$345	$1,535	$281	$4,482	$6,643

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2019:

Credit Facility, 2022 Unsecured Notes and SSLP Facility	For the three months ended March 31, 2019
Beginning fair value	$350,185
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	296,400
Repayments	(176,800)
Transfers in/out of Level 3	—

Ending fair value	$469,785

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2019

(in thousands, except share amounts)

The Company made irrevocable elections to apply the fair value option of accounting to the Credit Facility, the 2022 Unsecured Notes and the SSLP Facility, in accordance with ASC 825-10. On March 31, 2019, there were borrowings of $214,300, $150,000, and $105,485, respectively, on the Credit Facility, the 2022 Unsecured Notes and the SSLP Facility.

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2017	$743,331	$218,583	$12,837	$319,481	$1,294,232
Total gains or losses included in earnings:
Net realized gain (loss)	470	17	—	367	854
Net change in unrealized gain (loss)	(1,263)	5	6,209	(12,756)	(7,805)
Purchase of investment securities	413,106	132,879	—	548	546,533
Proceeds from dispositions of investment securities.	(563,251)	(37,258)	(3,519)	(714)	(604,742)
Transfers in/out of Level 3	226,468	—	—	—	226,468

Fair value, December 31, 2018	$818,861	$314,226	$15,527	$306,926	$1,455,540

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$657	$68	$6,209	$(12,925)	$(5,991)

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

The Company made irrevocable elections to apply the fair value option of accounting to the Credit Facility, the 2022 Unsecured Notes, the SSLP Facility and the SSLP II Facility, in accordance with ASC 825-10. On

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2019

(in thousands, except share amounts)

December 31, 2018, there were borrowings of $146,400, $150,000, $53,785 and $0, respectively, on the Credit Facility, the 2022 Unsecured Notes, the SSLP Facility and the SSLP II Facility. As a result of the consolidation of SSLP and SSLP II, the SSLP Facility and the SSLP II Facility are shown as transfers into Level 3.

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2019 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2019		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$851,953	Income Approach	Market Yield	6.9% – 14.4% (10.6%)
Equipment Financing	Asset	$ $	175,023 146,500	Income Approach Market Approach	Market Yield Return on Equity	7.5% – 19.8% (10.1%) 9.1% – 9.1% (9.1%)
Preferred Equity	Asset		$15,119	Income Approach	Market Yield	8.0% – 13.9% (10.3%)
Common Equity/Equity Interests/Warrants	Asset	$ $	13,495 298,000	Market Approach Market Approach	EBITDA Multiple Return on Equity	6.0x – 7.0x (6.3x) 8.0% – 17.5% (14.4%)
Credit Facility and SSLP Facility	Liability		$319,785	Income Approach	Market Yield	L+1.8% – L+2.3% (L+2.2%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	3.8% – 6.0% (4.5%)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2018 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2018		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$818,861	Income Approach	Market Yield	7.1% – 13.6% (10.7%)
Equipment Financing	Asset	$ $	169,226 145,000	Income Approach Market Approach	Market Yield Return on Equity	7.2% – 19.8% (10.1%) 9.1% – 9.1% (9.1%)
Preferred Equity	Asset		$15,527	Income Approach	Market Yield	8.0% – 13.0% (10.1%)
Common Equity/Equity Interests/Warrants	Asset	$ $	13,926 293,000	Market Approach Market Approach	EBITDA Multiple Return on Equity	6.0x – 7.0x (6.3x) 7.9% – 17.5% (17.4%)
Credit Facility and SSLP Facility	Liability		$200,185	Income Approach	Market Yield	L+1.4% – L+4.8% (L+2.1%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	4.5% – 4.9% (4.5%)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2019

(in thousands, except share amounts)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, could result in significantly lower or higher fair value measurements for such assets and liabilities. Generally, an increase in market yields or decrease in EBITDA multiples may result in a decrease in the fair value of certain of the Company’s investments.

Note 7. Debt

Our debt obligations consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$214,300	$214,300		$146,400	$146,400
SSLP Facility	105,485	105,485		53,785	53,785
NEFPASS Facility	30,000	28,978	(1)	30,000	28,933	(1)
2022 Notes	150,000	150,000		150,000	150,000
2022 Tranche C Notes	21,000	20,884	(2)	21,000	20,877	(2)
2023 Notes	75,000	73,624	(3)	75,000	73,543	(3)

	$595,785	$593,271		$476,185	$473,538

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,022 and $1,067, respectively, as of March 31, 2019 and December 31, 2018.
(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $116 and $123, respectively, as of March 31, 2019 and December 31, 2018.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,376 and $1,457, respectively, as of March 31, 2019 and December 31, 2018.

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

On November 22, 2017, we issued $75,000 in aggregate principal amount of publicly registered unsecured senior notes due 2023 (the “2023 Unsecured Notes”) for net proceeds of $73,846. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and July 20, at a fixed rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes mature on January 20, 2023.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2019

(in thousands, except share amounts)

Revolving and Term Loan Facilities

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505,000 of revolving credit and $50,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its two non-extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110,000 to $395,000. On April 30, 2018, the revolving credit commitments under the Company’s Credit Facility were expanded by $50,000 from $395,000 to $445,000 and on July 13, 2018, revolving credit commitments were further expanded by $35,000 to $480,000. On November 21, 2018, we entered into Amendment No. 3 to the Credit Facility which, among other things, reduced the asset coverage covenant in the Credit Facility from 200% to 150% and made certain related changes to the borrowing base calculations. At March 31, 2019, outstanding USD equivalent borrowings under the Credit Facility totaled $214,300, composed of $164,300 of revolving credit and $50,000 of term loans.

On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly-owned subsidiary of SSLP, as borrower entered into the $200,000 SSLP Facility with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. On December 19, 2018, the SSLP Facility was amended and Solar Capital Ltd. now serves as transferor in addition to its role as servicer. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. The Company and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $105,485 of borrowings outstanding as of March 31, 2019.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into a $50,000 senior secured revolving credit facility (the “NEFPASS Facility”) with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $30,000 of borrowings outstanding as of March 31, 2019.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2019

(in thousands, except share amounts)

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

The average annualized interest cost for all borrowings for the three months ended March 31, 2019 and the year ended December 31, 2018 was 4.72% and 4.33%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the SSLP Facility and the 2023 Unsecured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the three months ended March 31, 2019 and the year ended December 31, 2018 were $595,785 and $592,600, respectively.

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019	Three months ended March 31, 2018
Per Share Data: (a)
Net asset value, beginning of year	$21.75	$21.81

Net investment income	0.44	0.45
Net realized and unrealized gain	0.15	0.02

Net increase in net assets resulting from operations	0.59	0.47
Distributions to stockholders:
From net investment income	(0.41)	(0.41)

Net asset value, end of period	$21.93	$21.87

Per share market value, end of period	$20.84	$20.31
Total Return (b)	10.73%	2.52%
Net assets, end of period	$926,676	$924,326
Shares outstanding, end of period	42,260,826	42,260,826
Ratios to average net assets (c):
Net investment income	2.01%	2.05%

Operating expenses	1.47%	1.54%
Interest and other credit facility expenses	0.79%	0.64%

Total expenses	2.26%	2.18%

Average debt outstanding	$546,376	$556,286
Portfolio turnover ratio	4.9%	9.6%

(a)	Calculated using the average shares outstanding method.
(b)

Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. The market price per share as of December 31, 2018 and December 31, 2017 was $19.19 and $20.21, respectively. Total return does not include a sales load.

(c)	Not annualized for periods less than one year.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2019

(in thousands, except share amounts)

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy the asset coverage test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. Our stockholders approved being subject to a 150% asset coverage ratio effective October 12, 2018.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2019 (through March 31, 2019)	$164,300	$705	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2019 (through March 31, 2019)	150,000	643	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2019 (through March 31, 2019)	21,000	90	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2019 (through March 31, 2019)	75,000	322	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

March 31, 2019

(in thousands, except share amounts)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Senior Secured Notes
Fiscal 2017	$—	$—	—	$	N/A
Fiscal 2016	75,000	645	—		N/A
Fiscal 2015	75,000	527	—		N/A
Fiscal 2014	75,000	1,721	—		N/A
Fiscal 2013	75,000	1,808	—		N/A
Fiscal 2012	75,000	428	—		N/A
Term Loans
Fiscal 2019 (through March 31, 2019)	50,000	214	—		N/A
Fiscal 2018	50,000	308	—		N/A
Fiscal 2017	50,000	250	—		N/A
Fiscal 2016	50,000	430	—		N/A
Fiscal 2015	50,000	351	—		N/A
Fiscal 2014	50,000	1,147	—		N/A
Fiscal 2013	50,000	1,206	—		N/A
Fiscal 2012	50,000	285	—		N/A
Fiscal 2011	35,000	653	—		N/A
Fiscal 2010	35,000	233	—		N/A
NEFPASS Facility
Fiscal 2019 (through March 31, 2019)	$30,000	129	—		N/A
Fiscal 2018	30,000	185	—		N/A
SSLP Facility
Fiscal 2019 (through March 31, 2019)	105,485	452	—		N/A
Fiscal 2018	53,785	331	—		N/A
Total Senior Securities
Fiscal 2019 (through March 31, 2019)	$595,785	$2,555	—		N/A
Fiscal 2018	476,185	2,930	—		N/A
Fiscal 2017	541,600	2,702	—		N/A
Fiscal 2016	390,200	3,354	—		N/A
Fiscal 2015	432,900	3,039	—		N/A
Fiscal 2014	225,000	5,162	—		N/A
Fiscal 2013	225,000	5,425	—		N/A
Fiscal 2012	489,452	2,794	—		N/A
Fiscal 2011	236,355	4,410	—		N/A
Fiscal 2010	435,000	2,901	—		N/A
Fiscal 2009	88,114	8,920	—		N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of March 31, 2019, asset coverage was 255.5%.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

March 31, 2019

(in thousands, except share amounts)

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

Note 9. Crystal Financial LLC

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

As of March 31, 2019 Crystal Financial LLC had 31 funded commitments to 26 different issuers with a total par value of approximately $460,149 on total assets of $508,498. As of December 31, 2018 Crystal Financial LLC had 31 funded commitments to 26 different issuers with a total par value of approximately $418,680 on total assets of $486,420. As of March 31, 2019 and December 31, 2018, the largest loan outstanding totaled $37,500 and $37,500, respectively. For the same periods, the average exposure per issuer was $17,698 and $16,103, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $234,661 and $205,990 of borrowings outstanding at March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, Crystal Financial LLC had net income of $5,448 and $4,480, respectively, on gross income of $12,146 and $9,388, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

March 31, 2019

(in thousands, except share amounts)

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of March 31, 2019 and December 31, 2018 is $161,307 and $169,667, respectively, comprised of the following:

	March 31, 2019	December 31, 2018
Crystal Financial LLC*	$44,263	$44,263
Rubius Therapeutics, Inc.**	26,861	26,861
Tetraphase Pharmaceuticals, Inc.**	13,800	13,800
Phynet Dermatology LLC	11,432	12,385
GenMark Diagnostics, Inc.**	10,612	3,010
BioElectron Technology Corporation**	10,500	17,500
BAM Capital, LLC	10,300	15,000
Cardiva Medical, Inc.**	9,000	9,000
Cerapedics, Inc.**	5,372	—
PQ Bypass, Inc.**	4,800	4,800
Kingsbridge Holdings, LLC	4,139	4,139
Breathe Technologies, Inc.**	4,000	4,000
Solara Medical Supplies, Inc	3,458	1,184
Atria Wealth Solutions, Inc	1,473	1,473
iCIMS, Inc	792	792
RS Energy Group U.S., Inc	505	1,685
Corindus Vascular Robotics, Inc.**	—	6,217
Delphinus Medical Technologies, Inc.**	—	1,875
Datto, Inc	—	1,683

Total Commitments	$161,307	$169,667

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.
**

Commitments are subject to the portfolio company achieving certain milestones. As of March 31, 2019, these milestones have not yet been achieved, and as such the portfolio company would not have been able to draw on any of the stated commitment at that time.

As of March 31, 2019 and December 31, 2018, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

Note 11. NEF Holdings, LLC

On July 31, 2017, we completed the acquisition of NEF Holdings, LLC (“NEF”), which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. NEF is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209,866 in cash to effect the transaction, of which $145,000 was invested in the equity of NEF through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64,866 was used to purchase certain leases and loans held by NEF through NEFPASS LLC. Concurrent with the transaction, NEF refinanced its existing senior secured credit facility into a $150,000 non-recourse facility with an accordion feature to expand up to $250,000. The maturity date of the

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

March 31, 2019

(in thousands, except share amounts)

facility is July 31, 2021. At July 31, 2017, NEF also had two securitizations outstanding, with an issued note balance of $94,587, which were later redeemed in 2018.

As of March 31, 2019, NEF had 208 funded equipment-backed leases and loans to 82 different customers with a total net investment in leases and loans of approximately $247,736 on total assets of $300,585. As of December 31, 2018, NEF had 207 funded equipment-backed leases and loans to 82 different customers with a total net investment in leases and loans of approximately $237,221 on total assets of $293,185. As of March 31, 2019 and December 31, 2018, the largest position outstanding totaled $28,032 and $28,474, respectively. For the same periods, the average exposure per customer was $3,021 and $2,893, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $129,795 and $119,316 of borrowings outstanding at March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and March 31, 2018, NEF had net income of $440 and $1,853, respectively, on gross income of $7,148 and $7,381, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 12. Capital Share Transactions

As of March 31, 2019 and March 31, 2018, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended March 31, 2019	Three months ended March 31, 2018	Three months ended March 31, 2019	Three months ended March 31, 2018
Shares issued in reinvestment of distributions	—	—	$—	$—

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On May 6, 2019, our Board declared a quarterly distribution of $0.41 per share payable on July 2, 2019 to holders of record as of June 20, 2019.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Capital Ltd.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of Solar Capital Ltd. (and consolidated subsidiaries) (the Company), including the consolidated schedule of investments, as of March 31, 2019, the related consolidated statements of operations for the three-month periods ended March 31, 2019 and 2018, the related consolidated statements of changes in net assets for the three-month periods ended March 31, 2019 and 2018, the related consolidated statements of cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2018, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

May 6, 2019

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, stretch-senior loans, unitranche loans, leases and to a lesser extent, unsecured loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives. Our investment activities are managed by Solar Capital Partners, LLC (the “Investment Adviser”) and supervised by our board of directors, a majority of whom are non-interested, as such term is defined in the 1940 Act. Solar Capital Management, LLC (the “Administrator”) provides the administrative services necessary for us to operate.

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

As of March 31, 2019, the Investment Adviser has directly invested approximately $8.3 billion in more than 370 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with approximately 200 different financial sponsors.

Recent Developments

On May 6, 2019, our Board declared a quarterly distribution of $0.41 per share payable on July 2, 2019 to holders of record as of June 20, 2019.

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

Portfolio and Investment Activity

During the three months ended March 31, 2019, we invested approximately $108.1 million across 19 portfolio companies. This compares to investing approximately $151.1 million in 25 portfolio companies for the three months ended March 31, 2018. Investments sold, prepaid or repaid during the three months ended March 31, 2019 totaled approximately $73.5 million versus approximately $141.5 million for the three months ended March 31, 2018.

At March 31, 2019, our portfolio consisted of 120 portfolio companies and was invested 29.2% in cash flow senior secured loans, 29.8% in asset-based senior secured loans / Crystal, 21.4% in equipment senior secured financings / NEF, and 19.6% in life science senior secured loans, in each case, measured at fair value, versus 100 portfolio companies invested 40.1% in cash flow senior secured loans, 27.2% in asset-based senior secured loans / Crystal, 16.4% in equipment senior secure financings / NEF, and 16.3% in life science senior secured loans, in each case, measured at fair value, at March 31, 2018.

At March 31, 2019, 75.7% or $1.12 billion of our income producing investment portfolio* is floating rate and 24.3% or $361.7 million is fixed rate, measured at fair value. At March 31, 2018, 80.7% or $1.17 billion of our income producing investment portfolio* is floating rate and 19.3% or $280.7 million is fixed rate, measured at fair value. As of March 31, 2019 and 2018, we had zero issuers on non-accrual status.

Since inception through March 31, 2019, Solar Capital and its predecessor companies have invested approximately $6.0 billion in more than 265 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 150 different financial sponsors.

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

As of March 31, 2019, Crystal Financial LLC had 31 funded commitments to 26 different issuers with a total par value of approximately $460.1 million on total assets of $508.5 million. As of December 31, 2018, Crystal Financial LLC had 31 funded commitments to 26 different issuers with a total par value of approximately $418.7 million on total assets of $486.4 million. As of March 31, 2019 and December 31, 2018, the largest loan outstanding totaled $37.5 million and $37.5 million, respectively. For the same periods, the average exposure per issuer was $17.7 million and $16.1 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $234.7 million and $206.0 million of borrowings outstanding at March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, Crystal Financial LLC had net income of $5.4 million and $4.5 million, respectively, on gross income of $12.1 million and $9.4 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Crystal

Financial LLC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Crystal Financial LLC will be able to maintain consistent dividend payments to us.

NEF Holdings, LLC

On July 31, 2017, we completed the acquisition of NEF Holdings, LLC (“NEF”), which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. NEF is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209.9 million in cash to effect the transaction, of which $145.0 million was invested in the equity of NEF through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64.9 million was used to purchase certain leases and loans held by NEF through NEFPASS LLC. Concurrent with the transaction, NEF refinanced its existing senior secured credit facility into a $150.0 million non-recourse facility with an accordion feature to expand up to $250.0 million. The maturity date of the facility is July 31, 2021. At July 31, 2017, NEF also had two securitizations outstanding, with an issued note balance of $94.6 million, which were later redeemed in 2018.

As of March 31, 2019, NEF had 208 funded equipment-backed leases and loans to 82 different customers with a total net investment in leases and loans of approximately $247.7 million on total assets of $300.6 million. As of December 31, 2018, NEF had 207 funded equipment-backed leases and loans to 82 different customers with a total net investment in leases and loans of approximately $237.2 million on total assets of $293.2 million. As of March 31, 2019 and December 31, 2018, the largest position outstanding totaled $28.0 million and $28.5 million, respectively. For the same periods, the average exposure per customer was $3.0 million and $2.9 million, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $129.8 million and $119.3 million of borrowings outstanding at March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, NEF had net income of $0.4 million and $1.9 million, respectively, on gross income of $7.1 million and $7.4 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NEF’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NEF will be able to maintain consistent dividend payments to us.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

Revenue Recognition

The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more (90 days or more for equipment financing) and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our investments may have contractual PIK interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends is reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring fees are recorded as other income when earned.

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2019 and 2018, capitalized PIK income totaled $0.2 million and $0.05 million, respectively.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which will amend FASB ASC 310-20. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium, generally requiring the premium to be amortized to the earliest call date. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company has adopted ASU 2017-08 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

RESULTS OF OPERATIONS

Results comparisons are for the three months ended March 31, 2019 and March 31, 2018:

Investment Income

For the three months ended March 31, 2019 and 2018, gross investment income totaled $39.3 million and $39.0 million, respectively. The increase in gross investment income for the year over year three month periods was primarily due to growth of the average income producing investment portfolio.

Expenses

Expenses totaled $20.8 million and $20.1 million, respectively, for the three months ended March 31, 2019 and 2018, of which $11.2 million and $11.2 million, respectively, were base management fees and performance-based incentive fees and $7.3 million and $5.9 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.3 million and $3.0 million, respectively, for the three months ended March 31, 2019 and 2018. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the three months ended March 31, 2019 versus the three months ended March 31, 2018 was primarily due to higher interest expense resulting from an increase in average borrowings to support a larger average income producing investment portfolio.

Net Investment Income

The Company’s net investment income totaled $18.5 million and $18.9 million, or $0.44 and $0.45, per average share, respectively, for the three months ended March 31, 2019 and 2018.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $74 million and $142 million, respectively, for the three months ended March 31, 2019 and 2018. Net realized gains (losses) over the same periods were ($0.5) million and $0.4 million, respectively. Net realized losses for the three months ended March 31, 2019 were primarily related to the exit of our investments in ARK Real Estate Partners. Net realized gains for the three months ended March 31, 2018 were related to the sale of select assets.

Net Change in Unrealized Gain

For the three months ended March 31, 2019 and 2018, net change in unrealized gain on the Company’s assets and liabilities totaled $6.9 million and $0.8 million, respectively. Net unrealized gain for the three months ended March 31, 2019 is primarily due to appreciation in the value of our investments in Crystal Financial LLC, NEF Holdings and SOAGG LLC, among others, partially offset by depreciation on our investments in IHS Intermediate, Inc. and Rug Doctor, among others. Net unrealized gain for the three months ended March 31, 2018 is primarily due to appreciation in the value of our investments in Rug Doctor, Rapid Micro Biosytems, Inc., Aegis Toxicology Sciences Corporation and Vapotherm, Inc., among others, partially offset by depreciation on our investments in Crystal Financial LLC, Achaogen, Inc. and Kore Wireless Group, Inc., among others.

Net Increase in Net Assets From Operations

For the three months ended March 31, 2019 and 2018, the Company had a net increase in net assets resulting from operations of $24.8 million and $20.0 million, respectively. For the same periods, earnings per average share were $0.59 and $0.47, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the SSLP Facility and the 2023 Unsecured Notes (collectively the “Credit Facilities”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of March 31, 2019, we had a total of $430.2 million of unused borrowing capacity under the Credit Facilities, subject to borrowing base limits.

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

On November 22, 2017, we issued $75 million in aggregate principal amount of publicly registered 2023 Unsecured Notes for net proceeds of $73.8 million. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and July 20, at a fixed rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes mature on January 20, 2023.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $250 million in cash equivalents as of March 31, 2019.

Debt

Unsecured Notes

On December 28, 2017, the Company closed a private offering of $21 million of the 2022 Tranche C Notes with a fixed interest rate of 4.50% and a maturity date of December 28, 2022. Interest on the 2022 Tranche C Notes is due semi-annually on June 28 and December 28. The 2022 Tranche C Notes were issued in a private placement only to qualified institutional buyers.

On November 22, 2017, we issued $75 million in aggregate principal amount of publicly registered 2023 Unsecured Notes for net proceeds of $73.8 million. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and July 20, at a fixed rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes mature on January 20, 2023.

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

Revolving & Term Loan Facilities

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505 million of revolving credit and $50 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its two non-extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110 million to $395 million. On April 30, 2018, the revolving credit commitments under the Company’s Credit Facility were expanded by $50 million from $395 million to $445 million and on July 13, 2018, revolving credit commitments were further expanded by $35 million to $480 million. On November 21, 2018, we entered into Amendment No. 3 to the Credit Facility which, among other things, reduced the asset coverage covenant in the Credit Facility from 200% to 150% and made certain related changes to the borrowing base calculations. At March 31, 2019, outstanding USD equivalent borrowings under the Credit Facility totaled $214.3 million, composed of $164.3 million of revolving credit and $50.0 million of term loans.

On June 30, 2016, SSLP as transferor and SSLP 2016-1, LLC, a newly formed wholly-owned subsidiary of SSLP, as borrower entered into the SSLP Facility with Wells Fargo Bank, NA acting as administrative agent. Solar Capital Ltd. acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on June 30, 2021. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.50%. SSLP and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $105.5 million of borrowings outstanding as of March 31, 2019.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into the NEFPASS Facility with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $30.0 million of borrowings outstanding as of March 31, 2019.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At March 31, 2019, the Company was in compliance with all financial and operational covenants required by our Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of March 31, 2019:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities(1)	$299.8	$—	$269.8	$30.0	$—
Unsecured senior notes	246.0	—	—	246.0	—
Term Loans	50.0	—	50.0	—	—

(1)	As of March 31, 2019, we had a total of $430.2 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy the asset coverage test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. Our stockholders approved being subject to a 150% asset coverage ratio effective October 12, 2018.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2019 (through March 31, 2019)	$164,300	$705	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2019 (through March 31, 2019)	150,000	643	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2019 (through March 31, 2019)	21,000	90	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2019 (through March 31, 2019)	75,000	322	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2019 (through March 31, 2019)	50,000	214	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
NEFPASS Facility
Fiscal 2019 (through March 31, 2019)	$30,000	$129	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019 (through March 31, 2019)	105,485	452	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2019 (through March 31, 2019)	$595,785	$2,555	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of March 31, 2019, asset coverage was 255.5%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018
(in millions)
Crystal Financial LLC*	$44.3	$44.3
Rubius Therapeutics, Inc.**	26.8	26.8
Tetraphase Pharmaceuticals, Inc.**	13.8	13.8
Phynet Dermatology LLC	11.4	12.4
GenMark Diagnostics, Inc.**	10.6	3.0
BioElectron Technology Corporation**	10.5	17.5
BAM Capital, LLC	10.3	15.0
Cardiva Medical, Inc.**	9.0	9.0
Cerapedics, Inc.**	5.4	—
PQ Bypass, Inc.**	4.8	4.8
Kingsbridge Holdings, LLC	4.1	4.1
Breathe Technologies, Inc.**	4.0	4.0
Solara Medical Supplies, Inc	3.5	1.2
Atria Wealth Solutions, Inc	1.5	1.5
iCIMS, Inc	0.8	0.8
RS Energy Group U.S., Inc	0.5	1.7
Corindus Vascular Robotics, Inc.**	—	6.2
Delphinus Medical Technologies, Inc.**	—	1.9
Datto, Inc	—	1.7

Total Commitments	$161.3	$169.7

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.
**

Commitments are subject to the portfolio company achieving certain milestones. As of March 31, 2019, these milestones have not yet been achieved, and as such the portfolio company would not have been able to draw on any of the stated commitment at that time.

As of March 31, 2019 and December 31, 2018, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2019
May 6, 2019	June 20, 2019	July 2, 2019	$0.41
February 21, 2019	March 21, 2019	April 3, 2019	0.41

Total 2019			$0.82

Fiscal 2018
November 5, 2018	December 20, 2018	January 4, 2019	$0.41
August 2, 2018	September 20, 2018	October 2, 2018	0.41
May 7, 2018	June 21, 2018	July 3, 2018	0.41
February 22, 2018	March 22, 2018	April 3, 2018	0.41

Total 2018			$1.64

Fiscal 2017
November 2, 2017	December 21, 2017	January 4, 2018	$0.40
August 1, 2017	September 21, 2017	October 3, 2017	0.40
May 2, 2017	June 22, 2017	July 5, 2017	0.40
February 22, 2017	March 23, 2017	April 4, 2017	0.40

Total 2017			$1.60

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into the Advisory Agreement with Solar Capital Partners. Mr. Gross, our Chairman and Chief Executive Officer and Mr. Spohler, our Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Investment Adviser. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for Solar Capital Partners.

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

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to Solar Senior Capital Ltd., a publicly traded BDC, which focuses on investing in senior secured loans, including first lien and second lien debt instruments. In addition, Michael S. Gross, our Chairman and Chief Executive Officer, Bruce Spohler, our Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

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

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2019, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of March 31, 2019 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would reduce our net investment income by ten cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2019 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately twelve cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2019, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	($0.10)	$0.12

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

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 21, 2019 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period ended March 31, 2019 to the risk factors discussed in “Risk Factors” in the February 21, 2019 filing of our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2019.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023(11)

4.4	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Senior Secured Credit Agreement by and between the Registrant, Citibank, N.A., as administrative agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and SunTrust Bank, as documentation agent(8)

10.3	Form of Amendment No. 1 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(5)

10.4	Form of Amendment No. 2 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(9)

10.5	Form of Amendment No. 3 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(12)

10.6	Third Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(10)

10.7	Form of Custodian Agreement(7)

10.8	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(6)

10.9	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.10	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.11	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.12	Form of Registration Rights Agreement(4)

10.13	Form of Subscription Agreement(4)

10.14	Consent and Omnibus Amendment to Transaction Documents by and among the Registrant, SSLP 2016-1, LLC, each of the Conduit Lenders and Institutional Lenders and Wells Fargo Bank, N.A., as administrative agent and collateral agent(12)

14.1	Code of Ethics*

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.
(6)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
(7)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on July 6, 2012.
(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 2, 2016.
(10)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on August 6, 2018.
(11)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.
(12)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 21, 2019.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2019.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)