Form 10-Q
period 2019-06-30
Solar Capital Ltd.
filed 2019-08-05
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2019

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of July 31, 2019 was 42,260,826.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of June 30, 2019 (unaudited) and December 31, 2018	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2019 (unaudited) and the three and six months ended June 30, 2018 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2019 (unaudited) and the three and six months ended June 30, 2018 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2019 (unaudited) and the six months ended June 30, 2018 (unaudited)	6

	Consolidated Schedule of Investments as of June 30, 2019 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2018	14

	Notes to Consolidated Financial Statements (unaudited)	23

	Report of Independent Registered Public Accounting Firm	43

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62

Item 4.	Controls and Procedures	62

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	63

Item 1A.	Risk Factors	63

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3.	Defaults Upon Senior Securities	63

Item 4.	Mine Safety Disclosures	63

Item 5.	Other Information	63

Item 6.	Exhibits	64

	Signatures	66

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.    Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Investments at fair value:
Companies less than 5% owned (cost: $965,219 and $948,478, respectively)	$959,020	$944,597
Companies more than 25% owned (cost: $516,612 and $500,792, respectively)	537,618	511,483
Cash	11,066	7,570
Cash equivalents (cost: $199,488 and $199,646, respectively)	199,488	199,646
Dividends receivable	8,715	9,065
Interest receivable	6,511	7,619
Receivable for investments sold	1,720	2,073
Other receivables	552	593
Prepaid expenses and other assets	860	783

Total assets	$1,725,550	$1,683,429

Liabilities
Debt ($563,186 and $476,185 face amounts, respectively, reported net of unamortized debt issuance costs of $4,343 and $2,647, respectively. See notes 6 and 7)	$558,843	$473,538
Payable for investments and cash equivalents purchased	199,603	251,391
Distributions payable	17,327	17,327
Management fee payable (see note 3)	6,727	6,504
Performance-based incentive fee payable (see note 3)	4,608	4,613
Interest payable (see note 7)	4,715	4,714
Administrative services expense payable (see note 3)	1,441	2,716
Other liabilities and accrued expenses	3,306	3,455

Total liabilities	$796,570	$764,258

Commitments and contingencies (see note 10)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,260,826 shares issued and outstanding, respectively	$423	$423
Paid-in capital in excess of par	992,438	992,438
Accumulated distributable net loss	(63,881)	(73,690)

Total net assets	$928,980	$919,171

Net Asset Value Per Share	$21.98	$21.75

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$26,848	$24,664	$54,991	$48,845
Companies more than 25% owned	1,342	673	2,405	958
Dividends:
Companies less than 5% owned	10	4	13	10
Companies more than 25% owned	8,747	12,828	18,699	27,191
Other income:
Companies less than 5% owned	1,731	956	1,824	1,018
Companies more than 25% owned	4	63	9	126

Total investment income	38,682	39,188	77,941	78,148

EXPENSES:
Management fees (see note 3)	$6,727	$6,413	$13,289	$12,886
Performance-based incentive fees (see note 3)	4,608	4,791	9,224	9,505
Interest and other credit facility expenses (see note 7)	7,101	6,092	14,429	12,001
Administrative services expense (see note 3)	1,293	1,406	2,661	2,692
Other general and administrative expenses	521	1,321	1,442	3,042

Total expenses	20,250	20,023	41,045	40,126

Net investment income	$18,432	$19,165	$36,896	$38,022

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$202	$190	$231	$387
Companies 5% to 25% owned	—	—	—	175
Companies more than 25% owned	(98)	—	(661)	(5)

Net realized gain (loss) on investments and cash equivalents	104	190	(430)	557

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(2,356)	(3,116)	(2,317)	(468)
Companies more than 25% owned	3,451	3,551	10,314	1,727

Net change in unrealized gain on investments and cash equivalents	1,095	435	7,997	1,259

Net realized and unrealized gain on investments and cash equivalents	1,199	625	7,567	1,816

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$19,631	$19,790	$44,463	$39,838

EARNINGS PER SHARE (see note 5)	$0.46	$0.47	$1.05	$0.94

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Increase in net assets resulting from operations:
Net investment income	$18,432	$19,165	$36,896	$38,022
Net realized gain (loss)	104	190	(430)	557
Net change in unrealized gain	1,095	435	7,997	1,259

Net increase in net assets resulting from operations	19,631	19,790	44,463	39,838

Distributions to stockholders:
From net investment income	(17,327)	(17,327)	(34,654)	(34,654)

Capital transactions (see note 12):
Reinvestment of distributions	—	—	—	—

Net increase in net assets resulting from capital transactions	—	—	—	—

Total increase in net assets	2,304	2,463	9,809	5,184
Net assets at beginning of period	926,676	924,326	919,171	921,605

Net assets at end of period	$928,980	$926,789	$928,980	$926,789

Capital stock activity (see note 12):
Common stock issued from reinvestment of distributions	—	—	—	—

Net increase from capital stock activity	—	—	—	—

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$44,463	$39,838
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	430	(557)
Net change in unrealized gain on investments and cash equivalents	(7,997)	(1,259)
(Increase) decrease in operating assets:
Purchase of investments	(189,861)	(280,486)
Proceeds from disposition of investments	161,848	343,568
Net accretion of discount on investments	(4,662)	(3,520)
Capitalization of payment-in-kind interest	(668)	(91)
Collections of payment-in-kind interest	352	763
Receivable for investments sold	353	1,388
Interest receivable	1,108	1,630
Dividends receivable	350	2,241
Other receivables	41	(1)
Prepaid expenses and other assets	(77)	230
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(51,788)	70,454
Management fee payable	223	(960)
Performance-based incentive fee payable	(5)	131
Administrative services expense payable	(1,275)	(1,092)
Interest payable	1	732
Other liabilities and accrued expenses	(149)	2,159

Net Cash Provided by (Used in) Operating Activities	(47,313)	175,168

Cash Flows from Financing Activities:
Cash distributions paid	(34,654)	(34,231)
Deferred financing costs	326	187
Proceeds from secured borrowings	374,579	270,700
Repayment of secured borrowings	(289,600)	(338,700)

Net Cash Provided by (Used in) Financing Activities	50,651	(102,044)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,338	73,124
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	207,216	150,789

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$210,554	$223,913

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,428	$11,269

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 92.4%

Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation (14)	Health Care Providers & Services	L+550		1.00%	8.06%	5/7/2018	5/9/2025	$17,129	$16,867	$16,273
Alteon Health, LLC (14)	Health Care Providers & Services	L+650		1.00%	8.90%	9/14/2018	9/1/2022	15,182	15,085	14,727
American Teleconferencing Services, Ltd. (PGI) (14)	Communications Equipment	L+650		1.00%	9.06%	5/5/2016	12/8/2021	30,065	29,291	27,960
Atria Wealth Solutions, Inc. (14)	Diversified Financial Services	L+600		1.00%	8.33%	9/14/2018	11/30/2022	4,426	4,388	4,382
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700		—	9.42%	12/27/2018	10/30/2020	2,922	2,922	2,922
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700		—	9.42%	3/19/2019	1/29/2021	2,883	2,883	2,883
BAM Capital, LLC	Diversified Financial Services	L+900		—	11.44%	12/26/2018	1/23/2023	14,986	14,782	14,836
BAM Capital, LLC	Diversified Financial Services	L+1200		—	14.44%	12/26/2018	1/23/2023	4,700	4,638	4,653
Bishop Lifting Products, Inc. (5)	Trading Companies & Distributors	L+800		1.00%	10.40%	3/24/2014	3/27/2022	24,985	24,889	24,610
Enhanced Capital Group, LLC	Capital Markets	L+550		1.00%	7.90%	6/28/2019	6/28/2024	25,231	24,853	24,852
Falmouth Group Holdings Corp. (AMPAC) (14)	Chemicals	L+675		1.00%	8.95%	12/7/2015	12/14/2021	40,887	40,692	40,887
Global Holdings LLC & Payment Concepts LLC (14)	Consumer Finance	L+650		1.00%	9.03%	9/14/2018	5/5/2022	6,834	6,748	6,902
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800		1.00%	10.52%	3/29/2017	4/17/2024	19,801	19,652	19,801
iCIMS, Inc.	Software	L+650		1.00%	8.90%	9/7/2018	9/12/2024	15,003	14,730	14,703
IHS Intermediate, Inc.	Health Care Providers & Services	L+825		1.00%	10.83%	6/19/2015	7/20/2022	25,000	24,741	22,500
Kingsbridge Holdings, LLC	Multi-Sector Holdings	L+700		1.00%	9.60%	12/21/2018	12/21/2024	28,973	28,567	28,683
KORE Wireless Group, Inc. (14)	Wireless Telecommunication Services	L+550		—	7.83%	12/21/2018	12/21/2024	37,036	36,340	36,758
Logix Holding Company, LLC (14)	Communications Equipment	L+575		1.00%	8.15%	9/14/2018	12/22/2024	7,141	7,082	7,141
On Location Events, LLC & PrimeSport Holdings Inc. (14)	Media	L+500		1.00%	7.33%	12/7/2017	9/29/2021	24,261	24,079	24,261
Pet Holdings ULC & Pet Supermarket, Inc. (3)(14)	Specialty Retail	L+550		1.00%	8.09%	9/14/2018	7/5/2022	29,195	28,944	28,976
PhyMed Management LLC	Health Care Providers & Services	L+875		1.00%	11.15%	12/18/2015	5/18/2021	32,321	31,787	32,160
PhyNet Dermatology LLC (14)	Health Care Providers & Services	L+550		1.00%	7.90%	9/5/2018	8/16/2024	11,501	11,406	11,414
PPT Management Holdings, LLC	Health Care Providers & Services	L+750	(16)	1.00%	9.94%	9/14/2018	12/16/2022	20,456	20,342	17,490
PSKW, LLC & PDR, LLC (14)	Health Care Providers & Services	L+425		1.00%	6.58%	9/14/2018	11/25/2021	1,857	1,851	1,857
PSKW, LLC & PDR, LLC (14)	Health Care Providers & Services	L+826		1.00%	10.56%	10/24/2017	11/25/2021	26,647	26,393	26,647
RS Energy Group U.S., Inc. (14)	Software	L+475		—	7.08%	10/26/2018	10/6/2023	15,762	15,481	15,683
Rug Doctor LLC (2)	Diversified Consumer Services	L+975		1.50%	12.43%	12/23/2013	5/16/2023	9,111	9,087	9,111
SOINT, LLC (2)	Aerospace & Defense	L+900		—	11.70%	2/28/2019	4/30/2024	1,958	1,921	1,958

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Solara Medical Supplies, Inc. (14)	Health Care Providers & Services	L+600	1.00%	8.40%	5/31/2018	2/27/2024	$7,110	$6,983	$7,039
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	Insurance	L+485	1.00%	7.18%	5/8/2019	6/24/2021	363	356	356
The Octave Music Group, Inc. (fka TouchTunes)	Media	L+825	1.00%	10.68%	5/28/2015	5/27/2022	12,194	12,102	12,194
Varilease Finance, Inc.	Multi-Sector Holdings	L+775	1.00%	10.35%	8/22/2014	8/24/2020	33,000	32,852	33,000

Total Bank Debt/Senior Secured Loans								$542,734	$537,619

Life Science Senior Secured Loans
Alimera Sciences, Inc.	Pharmaceuticals	L+765	—	10.08%	1/5/2018	7/1/2022	$25,000	$25,193	$25,750
Apollo Endosurgery, Inc.	Health Care Equipment & Supplies	L+750	—	9.93%	3/15/2019	9/1/2023	20,492	20,412	20,389
Ardelyx, Inc.	Pharmaceuticals	L+745	—	9.88%	5/10/2018	11/1/2022	24,500	24,568	24,500
aTyr Pharma, Inc.	Pharmaceuticals	P+410	—	9.60%	11/18/2016	11/18/2020	5,667	6,149	5,865
Axcella Health Inc.	Pharmaceuticals	L+850	—	10.94%	1/9/2018	1/1/2023	26,000	26,367	26,390
BioElectron Technology Corporation	Pharmaceuticals	L+750	—	9.93%	8/9/2018	8/10/2022	10,500	10,537	10,780
Breathe Technologies, Inc.	Health Care Equipment & Supplies	L+850	—	10.94%	1/5/2018	1/5/2022	22,000	23,285	23,285
Cardiva Medical, Inc.	Health Care Equipment & Supplies	L+795	0.63%	10.35%	9/24/2018	9/1/2022	16,500	16,694	16,500
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	12,615	12,452	12,451
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	18,803	18,774	18,774
Corindus Vascular Robotics, Inc. (3)	Health Care Equipment & Supplies	L+725	—	9.69%	3/9/2018	3/1/2022	8,337	8,296	8,420
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850	—	10.93%	8/18/2017	9/1/2021	4,899	4,937	4,948
GenMark Diagnostics, Inc. (3)	Health Care Providers & Services	L+590	2.51%	8.41%	2/1/2019	2/1/2023	35,373	35,491	35,550
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+805	—	10.48%	7/30/2018	7/29/2023	10,500	10,571	10,552
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+795	1.00%	10.39%	12/20/2018	12/19/2022	5,200	5,162	5,213
Restoration Robotics, Inc.	Health Care Equipment & Supplies	L+795	—	10.38%	5/10/2018	5/1/2022	9,000	9,566	9,566
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550	—	7.90%	12/21/2018	12/21/2023	26,861	26,854	26,794
scPharmaceuticals, Inc.	Pharmaceuticals	L+845	—	10.88%	5/23/2017	5/1/2021	5,000	5,049	5,025
SentreHeart, Inc.	Health Care Equipment & Supplies	L+885	—	11.29%	11/15/2016	11/15/2020	9,000	9,308	9,585
Tetraphase Pharmaceuticals, Inc.	Pharmaceuticals	L+725	—	9.68%	10/30/2018	5/2/2023	20,600	20,303	20,394

Total Life Science Senior Secured Loans								$319,968	$320,731

Total Senior Secured Loans								$862,702	$858,350

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 33.1%
Althoff Crane Service, Inc. (15)	Commercial Services & Supplies	10.55%	7/31/2017	6/8/2022	$1,274	$1,274	$1,259
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	3/28/2022	6,035	5,882	6,035
BB578, LLC (10)	Media	10.00%	7/31/2017	11/1/2021	598	598	593
Beverly Hills Limo and Corporate Coach, Inc. (15)	Road & Rail	10.62%	3/19/2018	9/9/2019	82	82	81
Blackhawk Mining, LLC (15)	Oil, Gas & Consumable Fuels	10.99-11.17%	2/16/2018	3/1/2022-11/1/2022	5,507	5,206	5,507
C&H Paving, Inc. (15)	Construction & Engineering	9.94-10.57%	12/26/2018	1/1/2024-7/1/2024	4,139	4,187	4,139
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023	1,995	1,995	1,970
Central Freight Lines, Inc. (10)	Road & Rail	7.16%	7/31/2017	1/14/2024	1,568	1,568	1,552
Cfactor Leasing Corp. & CZM USA, Corp. (15)	Machinery	12.00-14.11%	7/31/2017	5/27/2020-8/3/2022	1,797	1,789	1,813
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	3,010	3,000	3,010
Delicate Productions, Inc. (10)	Commercial Services & Supplies	13.30%	5/3/2018	5/15/2022	2,144	2,146	2,183
Easton Sales and Rentals, LLC (10)	Commercial Services & Supplies	10.00%	9/18/2018	10/1/2021	2,273	2,241	2,273
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/22-4/27/2025	31,341	31,341	31,341
Family First Freight, LLC (10)	Road & Rail	9.29-11.52%	7/31/2017	7/2/2019-1/22/2022	696	695	685
Freightsol LLC (15)	Road & Rail	12.62-12.99%	4/9/2019	11/1/2023	2,437	2,485	2,437
Garda CL Technical Services, Inc. (15)	Commercial Services & Supplies	8.31-8.77%	3/22/2018	7/13/2023-10/5/2023	2,588	2,588	2,588
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	12/4/2021	2,083	2,083	2,083
Globecomm Systems Inc. (15)	Wireless Telecommunication Services	13.18%	5/10/2018	7/1/2021	1,340	1,340	1,357
GMT Corporation (10)	Machinery	12.46%	10/23/2018	10/23/2023	6,992	6,926	6,992
Haljoe Coaches USA, LLC (15)	Road & Rail	8.15-9.90%	7/31/2017	7/1/2022-7/1/2024	5,949	5,949	5,949
Hawkeye Contracting Company, LLC (10)(11)	Oil, Gas & Consumable Fuels	10.00%	11/15/2017	11/15/2020	2,762	2,762	2,734
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.80%	11/15/2018	12/1/2023-4/1/2024	318	318	318
Interstate NDT, Inc. (15)	Road & Rail	11.32-13.94%	6/11/2018	7/1/2023-10/1/2023	2,230	2,230	2,233
JP Motorsports, Inc. (15)	Road & Rail	13.76%	8/17/2018	1/25/2022	295	293	302
Kool Pak, LLC (15)	Road & Rail	8.58%	2/5/2018	3/1/2024	671	671	671
Lineal Industries, Inc. (10)	Construction & Engineering	8.00%	12/21/2018	12/21/2021	93	93	93
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	11.52-15.46%	5/16/2019	2/1/24-5/16/24	14,002	14,002	14,002
Meridian Consulting I Corp, Inc. (10)	Hotels, Restaurants & Leisure	10.72%	7/31/2017	12/4/2021	2,058	2,058	2,053
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022	1,647	1,647	1,644
Mulholland Energy Services Equipment Leasing, LLC (15)	Commercial Services & Supplies	8.89%	8/17/2018	10/30/2019	275	275	275
Reston Limousine & Travel Service, Inc. (15)	Road & Rail	11.82%	9/13/2017	10/1/2021	1,217	1,229	1,211
Rossco Crane & Rigging, Inc. (15)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	690	690	684
Royal Express Inc. (15)	Road & Rail	9.64%	1/17/2019	2/1/2024	1,157	1,179	1,157
RVR Air Charter, LLC & RVR Aviation, LLC (10)	Airlines	12.00%	7/31/2017	8/1/2020-1/1/2022	2,307	2,307	2,340

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Sidelines Tree Service LLC (15)	Diversified Consumer Services	10.31-10.52%	7/31/2017	8/1/2022-10/1/2022	$381	$382	$376
South Texas Oilfield Solutions, LLC (15)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	3,094	3,094	3,142
Southern Nevada Oral & Maxillofacial Surgery, LLC (10)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	1,341	1,341	1,367
Southwest Traders, Inc. (15)	Road & Rail	9.13%	11/21/2017	11/1/2020	105	105	104
Spartan Education, LLC (10)	Diversified Consumer Services	10.26-12.00%	3/28/2019	2/28/2020-6/14/2023	4,179	4,257	4,179
ST Coaches, LLC (15)	Road & Rail	8.21-8.59%	7/31/2017	10/1/2022-10/1/2023	4,174	4,174	4,174
Star Coaches Inc. (15)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,550	3,550	3,550
Sturgeon Services International Inc. (10)	Energy Equipment & Services	19.10%	7/31/2017	2/28/2022	1,500	1,500	1,490
Sun-Tech Leasing of Texas, L.P. (15)	Road & Rail	8.68-9.43%	7/31/2017	6/25/2020-7/25/2021	292	292	287
Superior Transportation, Inc. (15)	Road & Rail	9.34-10.30%	7/31/2017	4/23/2022-4/1/2024	6,312	6,289	6,279
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	9.92-14.75%	7/31/2017	10/29/2023-2/10/2024	5,481	5,509	5,565
Tornado Bus Company (15)	Road & Rail	10.78%	7/31/2017	9/1/2021	1,839	1,839	1,821
Trinity Equipment Rentals, Inc. (15)	Commercial Services & Supplies	11.24%	9/13/2018	10/1/2022	828	828	829
Trolleys, Inc. (15)	Road & Rail	9.81%	7/18/2018	8/1/2022	2,676	2,676	2,614
Up Trucking Services, LLC (15)	Road & Rail	12.10%	3/23/2018	4/1/2022	1,709	1,732	1,729
WJV658, LLC (10)	Airlines	8.50%	7/31/2017	7/1/2022	7,632	7,632	7,632
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc.(10)	Construction & Engineering	7.50%	7/31/2017	10/1/2022	2,231	2,231	2,231

					Shares/Units
NEF Holdings, LLC Equity Interests (2)(9)	Multi-Sector Holdings		7/31/2017		200	145,000	147,000

Total Equipment Financing						$305,560	$307,933

Preferred Equity – 1.7%
SOAGG LLC (2)(3)(4)	Aerospace & Defense	8.00%	12/14/2010	6/30/2020	1,928	$1,928	$9,488
SOINT, LLC (2)(3)(4)	Aerospace & Defense	15.00%	6/8/2012	6/30/2020	55,109	5,511	5,987

Total Preferred Equity						$7,439	$15,475

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants — 33.9%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	6,342	$106	$—
B Riley Financial Inc. (3)(8)	Research & Consulting Services	3/16/2007	38,015	2,684	793
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	440,816	50	47
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	210,256	106	107
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	20
Corindus Vascular Robotics, Inc. Warrants (3)*	Health Care Equipment & Supplies	3/9/2018	249,420	166	475
Crystal Financial LLC (2)(3)	Diversified Financial Services	12/28/2012	280,303	280,737	300,000
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	380,904	74	70
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	208,000	63	297
PQ Bypass, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2018	156,000	70	53
RD Holdco Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	7,710
RD Holdco Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Restoration Robotics, Inc. Warrants *	Health Care Equipment & Supplies	5/10/2018	72,776	111	2
Scynexis, Inc. Warrants *	Pharmaceuticals	9/30/2016	122,435	105	—
SentreHeart, Inc. Warrants *	Health Care Equipment & Supplies	11/15/2016	261,825	126	88
Sunesis Pharmaceuticals, Inc. Warrants *	Pharmaceuticals	3/31/2016	104,001	118	—
Tetraphase Pharmaceuticals, Inc. Warrants *	Pharmaceuticals	10/30/2018	284,530	269	2

Total Common Equity/Equity Interests/Warrants				$306,130	$314,880

Total Investments (6) — 161.1%				$1,481,831	$1,496,638

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 21.5%
U.S. Treasury Bill	Government	6/28/2019	8/15/2019	$200,000	$199,488	$199,488

Total Investments & Cash Equivalents —182.6%					$1,681,319	$1,696,126
Liabilities in Excess of Other Assets — (82.6%)						(767,146)

Net Assets — 100.0%						$928,980

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of June 30, 2019.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share/unit amounts)

(2)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2019 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2018	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend /Other Income	Fair Value at June 30, 2019
Ark Real Estate Partners LP	$39	$—	$—	$(526)	$487	$—	$—
Ark Real Estate Partners II LP	1	—	—	(135)†	11	—	—
AviatorCap SII, LLC	2,975	—	53	—	—	140	2,922
AviatorCap SII, LLC	—	2,975	92	—	—	80	2,883
Crystal Financial LLC	293,000	—	—	—	7,000	15,000	300,000
Equipment Operating Leases, LLC	32,882	—	1,541	—	—	1,306	31,341
Loyer Capital LLC	—	14,002	—	—	—	189	14,002
NEF Holdings, LLC	145,000	—	—	—	2,000	2,200	147,000
RD Holdco Inc. (Rug Doctor, common equity)...	7,732	—	—	—	(22)	—	7,710
RD Holdco Inc. (Rug Doctor, class B)..	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)..	—	—	—	—	—	—	—
Rug Doctor LLC	9,111	—	—	—	(36)	613	9,111
SOAGG LLC	9,113	—	564	—	939	1,086	9,488
SOINT, LLC	—	2,144	230	—	37	86	1,958
SOINT, LLC (preferred equity)	6,414	—	325	—	(102)	413	5,987

	$511,483	$19,121	$2,805	$(661)	$10,314	$21,113	$537,618

(3)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2019, on a fair value basis, non-qualifying assets in the portfolio represented 24.0% of the total assets of the Company.

(4)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(5)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(6)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $9,857; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $32,235 and $22,378, respectively, based on a tax cost of $1,486,781. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).    These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(7)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are often subject to a LIBOR or PRIME rate floor.
(8)	Denotes a Level 1 investment.
(9)	NEF Holdings, LLC is held through NEFCORP LLC, a wholly-owned consolidated taxable subsidiary and NEFPASS LLC, a wholly-owned consolidated subsidiary.
(10)	Indicates an investment that is wholly held by Solar Capital Ltd. through NEFPASS LLC.
(11)	Hawkeye Contracting Company, LLC, Eagle Creek Mining, LLC & Falcon Ridge Leasing, LLC are co-borrowers.
(12)	Denotes a subsidiary of NEF Holdings, LLC.
(13)	OmniGuide Holdings, Inc., Domain Surgical, Inc. and OmniGuide, Inc. are co-borrowers.
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

(16)	Spread is 3.50% Cash / 4.00% PIK.
*	Non-income producing security.
†	Represents estimated change in receivable balance.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share/unit amounts)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2019
Diversified Financial Services (Crystal Financial LLC)	21.6%
Multi-Sector Holdings (includes NEF Holdings, LLC, Equipment Operating Leases, LLC and Loyer Capital LLC)	17.0%
Health Care Providers & Services	12.5%
Pharmaceuticals	10.6%
Health Care Equipment & Supplies	8.6%
Chemicals	2.7%
Wireless Telecommunication Services	2.5%
Media	2.5%
Road & Rail	2.5%
Communications Equipment	2.3%
Software	2.0%
Specialty Retail	1.9%
Diversified Consumer Services	1.8%
Capital Markets	1.7%
Trading Companies & Distributors	1.6%
Commercial Services & Supplies	1.6%
Aerospace & Defense	1.6%
Thrifts & Mortgage Finance	1.3%
Airlines	1.1%
Machinery	0.6%
Oil, Gas & Consumable Fuels	0.6%
Consumer Finance	0.5%
Construction & Engineering	0.4%
Energy Equipment & Services.	0.3%
Hotels, Restaurants & Leisure.	0.1%
Research & Consulting Services	0.1%
Insurance	0.0%
Health Care Technology	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(9)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 89.1%

Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation (10)	Health Care Providers & Services	L+550	1.00%	8.10%	5/7/2018	5/9/2025	$17,215	$16,935	$17,215
Alteon Health, LLC (10)(16)	Health Care Providers & Services	L+650	1.00%	9.02%	9/14/2018	9/1/2022	15,271	15,159	14,507
American Teleconferencing Services, Ltd. (PGI) (10)(16)	Communications Equipment	L+650	1.00%	9.09%	5/5/2016	12/8/2021	30,965	30,001	30,578
Amerilife Group, LLC (10)	Insurance	L+875	1.00%	11.27%	7/9/2015	1/10/2023	15,000	14,811	14,963
Associated Pathologists, LLC (10)(16)	Health Care Providers & Services	L+500	1.00%	7.38%	9/14/2018	8/1/2021	3,718	3,699	3,718
Atria Wealth Solutions, Inc. (10)(16)	Diversified Financial Services	L+600	1.00%	8.61%	9/14/2018	11/30/2022	3,358	3,326	3,324
AviatorCap SII, LLC (3)(10)	Aerospace & Defense	L+700	—	9.80%	12/27/2018	10/30/2020	2,975	2,975	2,975
BAM Capital, LLC (10)	Diversified Financial Services	L+800	—	11.52%	12/26/2018	1/23/2023	15,500	15,268	15,268
Bishop Lifting Products, Inc. (7)(10)	Trading Companies & Distributors	L+800	1.00%	10.52%	3/24/2014	3/27/2022	24,985	24,873	24,235
Datto, Inc. (10)	IT Services	L+800	1.00%	10.46%	12/6/2017	12/7/2022	25,000	24,587	25,000
Falmouth Group Holdings Corp. (AMPAC) (10)(16)	Chemicals	L+675	1.00%	9.27%	12/7/2015	12/14/2021	40,887	40,658	40,887
Global Holdings LLC & Payment Concepts LLC (10)(16).	Consumer Finance	L+750	1.00%	10.24%	9/14/2018	5/5/2022	7,066	6,964	7,066
Greystone Select Holdings LLC & Greystone & Co., Inc. (10)	Thrifts & Mortgage Finance	L+800	1.00%	10.51%	3/29/2017	4/17/2024	19,900	19,739	19,850
iCIMS, Inc. (10)	Software	L+650	1.00%	8.94%	9/7/2018	9/12/2024	12,670	12,426	12,480
IHS Intermediate, Inc. (10)	Health Care Providers & Services	L+825	1.00%	10.74%	6/19/2015	7/20/2022	25,000	24,705	24,000
Kingsbridge Holdings, LLC (10)	Multi-Sector Holdings	L+700	1.00%	9.82%	12/21/2018	12/21/2024	28,973	28,540	28,538
KORE Wireless Group, Inc. (10)	Wireless Telecommunication Services	L+550	1.00%	8.29%	12/21/2018	12/21/2024	37,222	36,478	36,850
Logix Holding Company, LLC (10)(16)	Communications Equipment	L+575	1.00%	8.27%	9/14/2018	12/22/2024	7,178	7,115	7,178
On Location Events, LLC & PrimeSport Holdings Inc. (10)(16)	Media	L+550	1.00%	7.90%	12/7/2017	9/29/2021	24,506	24,284	24,322
Pet Holdings ULC & Pet Supermarket, Inc. (5)(10)(16)	Specialty Retail	L+550	1.00%	7.90%	9/14/2018	7/5/2022	29,344	29,054	29,197
PhyMed Management LLC (10)	Health Care Providers & Services	L+875	1.00%	11.46%	12/18/2015	5/18/2021	32,321	31,662	32,160
PhyNet Dermatology LLC (10)	Health Care Providers & Services	L+550	1.00%	8.02%	9/5/2018	8/16/2024	9,644	9,551	9,547
PPT Management Holdings, LLC (10)	Health Care Providers & Services	L+750 PIK	1.00%	9.85%	9/14/2018	12/16/2022	19,969	19,841	16,973
PSKW, LLC & PDR, LLC (10)(16)	Health Care Providers & Services	L+425	1.00%	7.05%	9/14/2018	11/25/2021	2,024	2,016	2,024

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(9)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
PSKW, LLC & PDR, LLC (10)(16)	Health Care Providers & Services	L+825	1.00%	11.05%	10/24/2017	11/25/2021	$26,647	$26,348	$26,647
RS Energy Group U.S., Inc. (10)	Software	L+475	1.00%	7.55%	10/26/2018	10/6/2023	15,249	14,951	14,944
Rug Doctor LLC (3)(10)	Diversified Consumer Services	L+975	1.50%	12.33%	12/23/2013	10/31/2019	9,111	9,050	9,111
Solara Medical Supplies, Inc. (10)(16)	Health Care Providers & Services	L+600	1.00%	8.52%	5/31/2018	5/31/2023	3,418	3,371	3,418
Southern Auto Finance Company (5)(10)	Consumer Finance	—	—	11.15%	10/19/2011	12/4/2019	25,000	24,920	25,000
The Octave Music Group, Inc. (fka TouchTunes) (10)	Media	L+825	1.00%	10.63%	5/28/2015	5/27/2022	14,000	13,880	13,930
Varilease Finance, Inc. (10)	Multi-Sector Holdings	L+825	1.00%	10.65%	8/22/2014	8/24/2020	33,000	32,793	33,000

Total Bank Debt/Senior Secured Loans								$569,980	$568,905

Life Science Senior Secured Loans

Alimera Sciences, Inc. (10)	Pharmaceuticals	L+765	—	10.03%	1/5/2018	7/1/2022	$25,000	$25,044	$25,125
Ardelyx, Inc. (5)(10)	Pharmaceuticals	L+745	—	9.83%	5/10/2018	11/1/2022	24,500	24,400	24,377
aTyr Pharma, Inc. (10)	Pharmaceuticals	P+410	—	9.35%	11/18/2016	11/18/2020	7,667	7,985	7,782
Axcella Health Inc. (10)	Pharmaceuticals	L+850	—	10.84%	1/9/2018	7/1/2022	26,000	26,247	26,000
BioElectron Technology Corporation (10)	Pharmaceuticals	L+750	—	9.88%	8/9/2018	8/10/2022	10,500	10,458	10,447
Breathe Technologies, Inc. (10)	Health Care Equipment & Supplies	L+850	—	10.84%	1/5/2018	1/5/2022	22,000	22,298	22,000
Cardiva Medical, Inc. (10)	Health Care Equipment & Supplies	L+795	0.63%	10.33%	9/24/2018	9/1/2022	12,000	12,067	12,030
Corindus Vascular Robotics, Inc. (5)(10)	Health Care Equipment & Supplies	L+725	—	9.60%	3/9/2018	3/1/2022	6,783	6,787	6,817
Delphinus Medical Technologies, Inc. (10)	Health Care Equipment & Supplies	L+850	—	10.88%	8/18/2017	9/1/2021	5,625	5,594	5,513
GenMark Diagnostics, Inc. (5)(10)	Health Care Providers & Services	—	—	6.90%	11/8/2018	1/1/2021	17,473	17,531	17,531
OmniGuide Holdings, Inc. (10)(15)	Health Care Equipment & Supplies	L+805	—	10.43%	7/30/2018	7/29/2023	10,500	10,504	10,474
PQ Bypass, Inc. (10)	Health Care Equipment & Supplies	L+795	1.00%	10.42%	12/20/2018	12/20/2022	5,200	5,119	5,117
Restoration Robotics, Inc. (10)	Health Care Equipment & Supplies	L+795	—	10.33%	5/10/2018	5/1/2022	9,000	8,887	8,977
Rubius Therapeutics, Inc. (5)(10)	Pharmaceuticals	L+550	—	7.97%	12/21/2018	12/21/2023	13,430	13,400	13,397
scPharmaceuticals, Inc. (10)	Pharmaceuticals	L+845	—	10.83%	5/23/2017	5/1/2021	5,000	5,019	5,025
Scynexis, Inc. (10)	Pharmaceuticals	L+849	—	10.87%	9/30/2016	9/30/2020	15,000	15,379	15,300
SentreHeart, Inc. (10)	Health Care Equipment & Supplies	L+885	—	11.19%	11/15/2016	11/15/2020	10,000	10,193	10,150
Sunesis Pharmaceuticals, Inc. (10)	Pharmaceuticals	L+854	—	10.92%	3/31/2016	4/1/2020	3,750	3,833	3,769
Tetraphase Pharmaceuticals, Inc. (10)	Pharmaceuticals	L+725	—	9.63%	10/30/2018	5/2/2023	20,600	20,169	20,125

Total Life Science Senior Secured Loans								$250,914	$249,956

Total Senior Secured Loans								$820,894	$818,861

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

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Knight Transfer Services, Inc. & Dumpstr Xpress, Inc. (10)(17)	Commercial Services & Supplies	12.05-12.76%	7/31/2017	4/11/2020-4/30/2020	$518	$518	$519
Kool Pak, LLC (10)(17)	Road & Rail	8.58%	2/5/2018	3/1/2024	729	729	722
Lineal Industries, Inc. (10)(12)	Construction & Engineering	8.00%	12/21/2018	12/21/2021	107	107	107
Marcal Manufacturing, LLC dba Soundview Paper Company, LLC (10)(17)	Paper & Forest Products	12.91-12.98%	7/31/2017	7/30/2022-10/25/2022	1,365	1,365	1,386
Meridian Consulting I Corp, Inc. (10)(12)	Hotels, Restaurants & Leisure	10.72%	7/31/2017	12/4/2021	2,145	2,145	2,156
Mountain Air Helicopters, Inc. (10)(12)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022	1,668	1,668	1,651
Mulholland Energy Services Equipment Leasing, LLC (10)(17)	Commercial Services & Supplies	8.89%	8/17/2018	10/30/2019	809	807	804
OKK Equipment, LLC (10)(12)	Commercial Services & Supplies	10.15%	7/31/2017	8/27/2023	612	612	601
Reston Limousine & Travel Service, Inc. (10)(17)	Road & Rail	11.82%	9/13/2017	10/1/2021	1,454	1,471	1,460
Rossco Crane & Rigging, Inc. (10)(17)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	797	797	798
RVR Air Charter, LLC & RVR Aviation, LLC (10)(12)	Airlines	12.00%	7/31/2017	8/1/2020-1/1/2022	2,692	2,692	2,727
Santek Environmental, LLC (10)(17)	Commercial Services & Supplies	10.00%	7/31/2017	3/1/2021	98	98	99
Santek Environmental of Alabama, LLC (10)(17)	Commercial Services & Supplies	8.95-10.00%	7/31/2017	12/18/2020-11/29/2021	179	179	176
Sidelines Tree Service LLC (10)(17)	Diversified Consumer Services	10.31-10.52%	7/31/2017	8/1/2022-10/1/2022	431	432	427
South Texas Oilfield Solutions, LLC (10)(17)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	3,413	3,413	3,413
Southern Nevada Oral & Maxillofacial Surgery, LLC (10)(12)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	1,404	1,404	1,425
Southwest Traders, Inc. (10)(17)	Road & Rail	9.13%	11/21/2017	11/1/2020	139	139	138
ST Coaches, LLC (10)(17)	Road & Rail	8.21-8.59%	7/31/2017	10/1/2022-10/1/2023	4,396	4,396	4,396
Star Coaches Inc. (10)(17)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,785	3,785	3,785
Sturgeon Services International Inc. (10)(12)	Energy Equipment & Services	17.88%	7/31/2017	2/28/2022	1,763	1,763	1,789
Sun-Tech Leasing of Texas, L.P. (10)(17)	Road & Rail	8.68-8.83%	7/31/2017	6/25/2020-7/25/2021	424	424	416
Superior Transportation, Inc. (10)(17)	Road & Rail	9.77-10.26%	7/31/2017	4/23/2022-12/1/2023	4,500	4,499	4,460
The Smedley Company & Smedley Services, Inc. (10)(12)	Commercial Services & Supplies	9.92-14.68%	7/31/2017	10/29/2023-2/10/2024	6,273	6,315	6,361
Tornado Bus Company (10)(17)	Road & Rail	10.78%	7/31/2017	9/1/2021	2,151	2,151	2,141
Trinity Equipment Rentals, Inc. (10)(12)	Commercial Services & Supplies	11.02%	9/13/2018	10/1/2022	935	935	935

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Trolleys, Inc. (10)(17)	Road & Rail	9.81%	7/18/2018	8/1/2022	$3,039	$3,039	$3,039
Up Trucking Services, LLC (10)(17)	Road & Rail	11.91%	3/23/2018	4/1/2022	2,226	2,261	2,263
Waste Services of Alabama, LLC (10)(17)	Commercial Services & Supplies	10.24%	8/17/2018	11/27/2020	1,692	1,696	1,687
Waste Services of Tennessee, LLC (10)(17)	Commercial Services & Supplies	8.95-10.15%	7/31/2017	2/7/2021-11/29/2021	742	742	727
Waste Services of Texas, LLC (10)(17)	Commercial Services & Supplies	8.95%	7/31/2017	12/6/2021	147	147	145
WJV658, LLC (10)(12)	Airlines	8.50%	7/31/2017	7/1/2022	7,884	7,884	7,879
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc.(10)(12).	Construction & Engineering	7.50%	7/31/2017	10/1/2022	2,601	2,601	2,575

					Shares/Units
NEF Holdings, LLC Equity Interests (3)(10)(11)	Multi-Sector Holdings		7/31/2017		200	145,000	145,000

Total Equipment Financing						$313,571	$314,226

Preferred Equity – 1.7%
SOAGG LLC (3)(5)(6)(10)	Aerospace & Defense	8.00%	12/14/2010	6/30/2020	2,493	$2,493	$9,113
SOINT, LLC (3)(5)(6)(10)	Aerospace & Defense	15.00%	6/8/2012	6/30/2020	58,361	5,836	6,414

Total Preferred Equity						$8,329	$15,527

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—33.4%
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

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend /Other Income	Fair Value at December 31, 2018
Ark Real Estate Partners LP	$263	$—	$—	$376 †	$(224)	$—	$39
Ark Real Estate Partners II LP	6	—	—	—	(5)	—	1
AviatorCap SII, LLC I	10	—	10	—	—	—	—
AviatorCap SII, LLC	—	2,975	—	—	—	4	2,975
Crystal Financial LLC	303,200	—	—	—	(10,200)	30,220	293,000
Equipment Operating Leases, LLC	—	34,511	1,629	—	—	1,677	32,882
NEF Holdings, LLC	145,500	—	—	—	(500)	8,332	145,000
RD Holdco Inc. (Rug Doctor, common equity)	10,102	—	—	—	(2,369)	—	7,732
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	35	—	—	—	(35)	—	—
Rug Doctor LLC	9,111	—	—	—	(32)	1,164	9,111
SSLP (18)	88,736	25,322	115,038	(354)	626	6,289	—
SSLP II (18)	51,744	21,781	72,858	(47)	(758)	4,628	—
SOAGG LLC	4,537	—	1,654	—	6,230	663	9,113
SOINT, LLC (preferred equity)	8,300	—	1,865	—	(21)	982	6,414

	$626,760	$84,589	$193,054	$(25)	$(7,288)	$53,959	$511,483

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

June 30, 2019

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

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

June 30, 2019

(in thousands, except share amounts)

(5)

the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm, if any, and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

June 30, 2019

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

(j)

The Company has made elections to apply the fair value option of accounting to the senior secured credit facility (the “Credit Facility”) and the unsecured senior notes due 2022 (the “2022 Unsecured Notes”) (see notes 6 and 7), in accordance with ASC 825-10.

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

June 30, 2019

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and six months ended June 30, 2019 and 2018.

For the three and six months ended June 30, 2019, the Company recognized $6,727 and $13,289, respectively, in base management fees and $4,608 and $9,224, respectively, in performance-based incentive fees. For the three and six months ended June 30, 2018, the Company recognized $6,413 and $12,886, respectively, in base management fees and $4,791 and $9,505, respectively, in performance-based incentive fees.

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

For the three and six months ended June 30, 2019, the Company recognized expenses under the Administration Agreement of $1,293 and $2,661, respectively. For the three and six months ended June 30, 2018, the Company recognized expenses under the Administration Agreement of $1,406 and $2,692, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2019 and 2018.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

Note 4. Net Asset Value Per Share

At June 30, 2019, the Company’s total net assets and net asset value per share were $928,980 and $21.98, respectively. This compares to total net assets and net asset value per share at December 31, 2018 of $919,171 and $21.75, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$19,631	$19,790	$44,463	$39,838
Denominator—weighted average shares:	42,260,826	42,260,826	42,260,826	42,260,826
Earnings per share:	$0.46	$0.47	$1.05	$0.94

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

June 30, 2019

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2019 and December 31, 2018:

Fair Value Measurements

As of June 30, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$858,350	$858,350
Equipment Financing	—	—	307,933	307,933
Preferred Equity	—	—	15,475	15,475
Common Equity/Equity Interests/Warrants	793	—	314,087	314,880

Total Investments	$793	$—	$1,495,845	$1,496,638

Liabilities:
Credit Facility and 2022 Unsecured Notes	$—	$—	$334,000	$334,000

Fair Value Measurements

As of December 31, 2018

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$818,861	$818,861
Equipment Financing	—	—	314,226	314,226
Preferred Equity	—	—	15,527	15,527
Common Equity/Equity Interests/Warrants	540	—	306,926	307,466

Total Investments	$540	$—	$1,455,540	$1,456,080

Liabilities:
Credit Facility, 2022 Unsecured Notes and SSLP 2016-1, LLC Revolving Credit Facility (“SSLP Facility”)	$—	$—	$350,185	$350,185

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the six months ended June 30, 2019 and the year ended December 31, 2018 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2019 and December 31, 2018:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2018	$818,861	$314,226	$15,527	$306,926	$1,455,540
Total gains or losses included in earnings:
Net realized gain (loss)	23	185	—	(548)	(340)
Net change in unrealized gain (loss)	(2,317)	1,718	837	7,506	7,744
Purchase of investment securities	158,460	36,498	—	232	195,190
Proceeds from dispositions of investment securities.	(116,677)	(44,694)	(889)	(29)	(162,289)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—

Fair value, June 30, 2019	$858,350	$307,933	$15,475	$314,087	$1,495,845

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(1,797)	$1,718	$837	$6,997	$7,755

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2019:

Credit Facility, 2022 Unsecured Notes and SSLP Facility	For the six months ended June 30, 2019
Beginning fair value	$350,185
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	376,600
Repayments	(289,600)
Transfers into of Level 3	—
Transfers out of Level 3	(103,185)

Ending fair value	$334,000

The Company made elections to apply the fair value option of accounting to the Credit Facility and the 2022 Unsecured Notes, in accordance with ASC 825-10. On June 30, 2019, there were borrowings of $184,000 and $150,000, respectively, on the Credit Facility and the 2022 Unsecured Notes.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

The Company did not elect to apply the fair value option of accounting to the SSLP Facility, which was refinanced by way of amendment on May 31, 2019. As this refinancing was deemed to be a significant modification of debt, per ASC 825-10-25, a new election date was triggered. As such the SSLP Facility is shown as a transfer out of Level 3.

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

The Company made elections to apply the fair value option of accounting to the Credit Facility, the 2022 Unsecured Notes, the SSLP Facility and the SSLP II Facility, in accordance with ASC 825-10. On December 31,

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

2018, there were borrowings of $146,400, $150,000, $53,785 and $0, respectively, on the Credit Facility, the 2022 Unsecured Notes, the SSLP Facility and the SSLP II Facility. As a result of the consolidation of SSLP and SSLP II, the SSLP Facility and the SSLP II Facility are shown as transfers into Level 3.

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of June 30, 2019 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2019		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$858,350	Income Approach	Market Yield	6.6% –15.1% (10.3%)
Equipment Financing	Asset	$ $	160,933 147,000	Income Approach Market Approach	Market Yield Return on Equity	7.5% –19.3% (10.2%) 8.1%-8.1% (8.1%)
Preferred Equity	Asset		$15,475	Income Approach	Market Yield	8.0% –13.2% (10.0%)
Common Equity/Equity Interests/Warrants	Asset	$ $	14,087 300,000	Market Approach Market Approach	EBITDA Multiple Return on Equity	6.0x –7.0x (6.0x) 8.0% –16.6% (13.7%)
Credit Facility	Liability		$184,000	Income Approach	Market Yield	L+1.8% –L+2.3% (L+2.0%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	3.8% –6.0% (4.5%)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2018 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2018		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$818,861	Income Approach	Market Yield	7.1% –13.6% (10.7%)
Equipment Financing	Asset	$ $	169,226 145,000	Income Approach Market Approach	Market Yield Return on Equity	7.2% –19.8% (10.1%) 9.1%-9.1% (9.1%)
Preferred Equity	Asset		$15,527	Income Approach	Market Yield	8.0% –13.0% (10.1%)
Common Equity/Equity Interests/Warrants	Asset	$ $	13,926 293,000	Market Approach Market Approach	EBITDA Multiple Return on Equity	6.0x –7.0x (6.3x) 7.9% –17.5% (17.4%)
Credit Facility and SSLP Facility	Liability		$200,185	Income Approach	Market Yield	L+1.4% –L+4.8% (L+2.1%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	4.5% –4.9% (4.5%)

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

Note 7. Debt

Our debt obligations consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$184,000	$184,000		$146,400	$146,400
SSLP Facility	103,186	101,210	(1)	53,785	53,785
NEFPASS Facility	30,000	29,035	(2)	30,000	28,933	(2)
2022 Notes	150,000	150,000		150,000	150,000
2022 Tranche C Notes	21,000	20,891	(3)	21,000	20,877	(3)
2023 Notes	75,000	73,707	(4)	75,000	73,543	(4)

	$563,186	$558,843		$476,185	$473,538

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,976 as of June 30, 2019.
(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $965 and $1,067, respectively, as of June 30, 2019 and December 31, 2018.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $109 and $123, respectively, as of June 30, 2019 and December 31, 2018.
(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,293 and $1,457, respectively, as of June 30, 2019 and December 31, 2018.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

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

Revolving and Term Loan Facilities

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505,000 of revolving credit and $50,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its two non-extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110,000 to $395,000. On April 30, 2018, the revolving credit commitments under the Company’s Credit Facility were expanded by $50,000 from $395,000 to $445,000 and on July 13, 2018, revolving credit commitments were further expanded by $35,000 to $480,000. On November 21, 2018, we entered into Amendment No. 3 to the Credit Facility which, among other things, reduced the asset coverage covenant in the Credit Facility from 200% to 150% and made certain related changes to the borrowing base calculations. At June 30, 2019, outstanding USD equivalent borrowings under the Credit Facility totaled $184,000, composed of $134,000 of revolving credit and $50,000 of term loans.

On May 31, 2019, the Company as transferor and SSLP 2016-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number two to the $200,000 SSLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on May 31, 2024. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.25%. The Company and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $103,186 of borrowings outstanding as of June 30, 2019.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into a $50,000 senior secured revolving credit facility (the “NEFPASS Facility”) with

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $30,000 of borrowings outstanding as of June 30, 2019.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

The Company has made elections to apply the fair value option of accounting to the Credit Facility and the 2022 Unsecured Notes, in accordance with ASC 825-10. We believe accounting for these facilities at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. ASC 825-10 requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the above facilities are reported in the Consolidated Statement of Operations.

The average annualized interest cost for all borrowings for the six months ended June 30, 2019 and the year ended December 31, 2018 was 4.69% and 4.33%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the SSLP Facility and the 2023 Unsecured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the six months ended June 30, 2019 and the year ended December 31, 2018 were $595,785 and $592,600, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the six months ended June 30, 2019 and 2018:

	Six months ended June 30, 2019	Six months ended June 30, 2018
Per Share Data: (a)
Net asset value, beginning of year	$21.75	$21.81

Net investment income	0.87	0.90
Net realized and unrealized gain	0.18	0.04

Net increase in net assets resulting from operations	1.05	0.94
Distributions to stockholders:
From net investment income	(0.82)	(0.82)

Net asset value, end of period	$21.98	$21.93

Per share market value, end of period	$20.53	$20.44
Total Return (b)	11.20%	5.23%
Net assets, end of period	$928,980	$926,789
Shares outstanding, end of period	42,260,826	42,260,826
Ratios to average net assets (c):
Net investment income	4.00%	4.12%

Operating expenses	2.88%	3.05%
Interest and other credit facility expenses	1.57%	1.30%

Total expenses	4.45%	4.35%

Average debt outstanding	$542,193	$536,733
Portfolio turnover ratio	11.1%	19.3%

(a)	Calculated using the average shares outstanding method.
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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2019 (through June 30, 2019)	$134,000	$630	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2019 (through June 30, 2019)	150,000	706	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2019 (through June 30, 2019)	21,000	99	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2019 (through June 30, 2019)	75,000	353	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Term Loans
Fiscal 2019 (through June 30, 2019)	$50,000	235	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
NEFPASS Facility
Fiscal 2019 (through June 30, 2019)	30,000	141	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019 (through June 30, 2019)	103,186	486	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2019 (through June 30, 2019)	$563,186	$2,650	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of June 30, 2019, asset coverage was 265.0%.

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

June 30, 2019

(in thousands, except share amounts)

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

As of June 30, 2019 Crystal Financial LLC had 31 funded commitments to 25 different issuers with a total par value of approximately $428,783 on total assets of $465,458. As of December 31, 2018 Crystal Financial LLC had 31 funded commitments to 26 different issuers with a total par value of approximately $418,680 on total assets of $486,420. As of June 30, 2019 and December 31, 2018, the largest loan outstanding totaled $37,500 and $37,500, respectively. For the same periods, the average exposure per issuer was $17,151 and $16,103, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $193,980 and $205,990 of borrowings outstanding at June 30, 2019 and December 31, 2018, respectively. For the three months ended June 30, 2019 and 2018, Crystal Financial LLC had net income of $10,197 and $7,645, respectively, on gross income of $20,701 and $12,544, respectively. For the six months ended June 30, 2019 and 2018, Crystal Financial LLC had net income of $15,646 and $12,125, respectively, on gross income of $32,847 and $21,932, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of June 30, 2019 and December 31, 2018 is $144,455 and $169,667, respectively, comprised of the following:

	June 30, 2019	December 31, 2018
Crystal Financial LLC*	$44,263	$44,263
Tetraphase Pharmaceuticals, Inc	13,800	13,800
Rubius Therapeutics, Inc	13,431	26,861
GenMark Diagnostics, Inc	10,612	3,010
Phynet Dermatology LLC	10,479	12,385
BAM Capital, LLC	10,300	15,000
Centrexion Therapeutics, Inc	7,569	—
MRI Software LLC	5,723	—
Cerapedics, Inc	5,372	—
PQ Bypass, Inc	4,800	4,800
Cardiva Medical, Inc	4,500	9,000
Kingsbridge Holdings, LLC	4,139	4,139
Enhanced Capital Group, LLC	2,523	—
Solara Medical Supplies, Inc	2,367	1,184
The Hilb Group, LLC & Gencorp Insurance Group, Inc	2,303	—
RS Energy Group U.S., Inc	1,095	1,685
iCIMS, Inc	792	792
Atria Wealth Solutions, Inc	387	1,473
BioElectron Technology Corporation	—	17,500
Corindus Vascular Robotics, Inc	—	6,217
Breathe Technologies, Inc	—	4,000
Delphinus Medical Technologies, Inc	—	1,875
Datto, Inc	—	1,683

Total Commitments	$144,455	$169,667

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2019 and December 31, 2018, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

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

As of June 30, 2019, NEF had 210 funded equipment-backed leases and loans to 85 different customers with a total net investment in leases and loans of approximately $260,676 on total assets of $325,959. As of December 31, 2018, NEF had 207 funded equipment-backed leases and loans to 82 different customers with a total net investment in leases and loans of approximately $237,221 on total assets of $293,185. As of June 30, 2019 and December 31, 2018, the largest position outstanding totaled $27,594 and $28,474, respectively. For the same periods, the average exposure per customer was $3,067 and $2,893, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $142,123 and $119,316 of borrowings outstanding at June 30, 2019 and December 31, 2018, respectively. For the three months ended June 30, 2019 and June 30, 2018, NEF had net income of $61 and $935, respectively, on gross income of $8,407 and $6,879, respectively. For the six months ended June 30, 2019 and June 30, 2018, NEF had net income of $501 and $2,788, respectively, on gross income of $15,556 and $14,260, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 12. Capital Share Transactions

As of June 30, 2019 and June 30, 2018, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended June 30, 2019	Three months ended June 30, 2018	Three months ended June 30, 2019	Three months ended June 30, 2018
Shares issued in reinvestment of distributions	—	—	$—	$—

	Shares		Amount
	Six months ended June 30, 2019	Six months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Shares issued in reinvestment of distributions	—	—	$—	$—

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On August 5, 2019, our Board declared a quarterly distribution of $0.41 per share payable on October 2, 2019 to holders of record as of September 19, 2019.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Capital Ltd.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of Solar Capital Ltd. (and consolidated subsidiaries) (the Company), including the consolidated schedule of investments, as of June 30, 2019, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2019 and 2018, the related consolidated statements of changes in net assets for the three-month and six-month periods ended June 30, 2019 and 2018, the related consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

August 5, 2019

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

On February 9, 2010, we priced our initial public offering, selling 5.68 million shares of our common stock. Concurrent with our initial public offering, Michael S. Gross, our Chairman, Co-Chief Executive Officer and

President, and Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, collectively purchased an additional 0.6 million shares of our common stock through a private placement transaction exempt from registration under the Securities Act (the “Concurrent Private Placement”).

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

As of June 30, 2019, the Investment Adviser has directly invested approximately $8.5 billion in more than 375 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with approximately 200 different financial sponsors.

Recent Developments

On August 5, 2019, our Board declared a quarterly distribution of $0.41 per share payable on October 2, 2019 to holders of record as of September 19, 2019.

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

Portfolio and Investment Activity

During the three months ended June 30, 2019, we invested approximately $81.8 million across 18 portfolio companies. This compares to investing approximately $129.3 million in 17 portfolio companies for the three months ended June 30, 2018. Investments sold, prepaid or repaid during the three months ended June 30, 2019 totaled approximately $90.8 million versus approximately $202.1 million for the three months ended June 30, 2018.

At June 30, 2019, our portfolio consisted of 109 portfolio companies and was invested 27.9% in cash flow senior secured loans, 30.0% in asset-based senior secured loans / Crystal, 20.6% in equipment senior secured financings / NEF, and 21.5% in life science senior secured loans, in each case, measured at fair value, versus 100 portfolio companies invested 37.6% in cash flow senior secured loans, 28.5% in asset-based senior secured loans / Crystal, 19.3% in equipment senior secure financings / NEF, and 14.6% in life science senior secured loans, in each case, measured at fair value, at June 30, 2018.

At June 30, 2019, 77.8% or $1.15 billion of our income producing investment portfolio* is floating rate and 22.2% or $328.3 million is fixed rate, measured at fair value. At June 30, 2018, 78.0% or $1.08 billion of our income producing investment portfolio* is floating rate and 22.0% or $303.4 million is fixed rate, measured at fair value. As of June 30, 2019 and 2018, we had zero issuers on non-accrual status.

Since inception through June 30, 2019, Solar Capital and its predecessor companies have invested approximately $6.1 billion in more than 265 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 150 different financial sponsors.

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

As of June 30, 2019, Crystal Financial LLC had 31 funded commitments to 25 different issuers with a total par value of approximately $428.8 million on total assets of $465.5 million. As of December 31, 2018, Crystal Financial LLC had 31 funded commitments to 26 different issuers with a total par value of approximately $418.7 million on total assets of $486.4 million. As of June 30, 2019 and December 31, 2018, the largest loan outstanding totaled $37.5 million and $37.5 million, respectively. For the same periods, the average exposure per issuer was $17.2 million and $16.1 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $194.0 million and $206.0 million of borrowings outstanding at June 30, 2019 and December 31, 2018, respectively. For the three months ended June 30, 2019 and June 30, 2018, Crystal Financial LLC had net income of $10.2 million and $7.6 million, respectively, on gross income of $20.7 million and $12.5 million, respectively. For the six months ended June 30, 2019 and June 30, 2018, Crystal Financial LLC had net income of $15.6 million and $12.1 million, respectively, on gross income of $32.8 million and $21.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Crystal Financial LLC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Crystal Financial LLC will be able to maintain consistent dividend payments to us.

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

As of June 30, 2019, NEF had 210 funded equipment-backed leases and loans to 85 different customers with a total net investment in leases and loans of approximately $260.7 million on total assets of $326.0 million. As of December 31, 2018, NEF had 207 funded equipment-backed leases and loans to 82 different customers with a total net investment in leases and loans of approximately $237.2 million on total assets of $293.2 million. As of June 30, 2019 and December 31, 2018, the largest position outstanding totaled $27.6 million and $28.5 million, respectively. For the same periods, the average exposure per customer was $3.1 million and $2.9 million, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $142.1 million and $119.3 million of borrowings outstanding at June 30, 2019 and December 31, 2018, respectively. For the three months ended June 30, 2019 and June 30, 2018, NEF had net income of $0.1 million and $0.9 million, respectively, on gross income of $8.4 million and $6.9 million, respectively. For the six months ended June 30, 2019 and June 30, 2018, NEF had net income of $0.5 million and $2.8 million, respectively, on gross income of $15.6 million and $14.3 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NEF’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NEF will be able to maintain consistent dividend payments to us.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

Valuation of Credit Facility and 2022 Unsecured Notes

The Company has made elections to apply the fair value option of accounting to the Credit Facility and the 2022 Unsecured Notes, in accordance with ASC 825-10. We believe accounting for the Credit Facility and 2022 Unsecured Notes at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and six months ended June 30, 2019, capitalized PIK income totaled $0.4 million and $0.7 million, respectively. For the three and six months ended June 30, 2018, capitalized PIK income totaled $0.04 million and $0.1 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended June 30, 2019 and 2018:

Investment Income

For the three and six months ended June 30, 2019, gross investment income totaled $38.7 million and $77.9 million, respectively. For the three and six months ended June 30, 2018, gross investment income totaled $39.2 million and $78.1 million, respectively. The change in gross investment income for the year over year periods was generally flat as the income-producing portfolio increased in size year over year but the yield on the portfolio decreased slightly.

Expenses

Expenses totaled $20.3 million and $41.0 million, respectively, for the three and six months ended June 30, 2019, of which $11.3 million and $22.5 million, respectively, were base management fees and performance-based incentive fees and $7.1 million and $14.4 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $1.8 million and $4.1 million, respectively, for the three and six months ended June 30, 2019. Expenses totaled $20.0 million and $40.1 million, respectively, for the three and six months ended June 30, 2018, of which $11.2 million and $22.4 million, respectively, were base management fees and performance-based incentive fees and $6.1 million and $12.0 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.7 million and $5.7 million, respectively, for the three and six months ended June 30, 2018. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The slight increase in expenses for the three and six months ended June 30, 2019 versus the three and six months ended June 30, 2018 was primarily due to higher interest expense resulting from an increase in average borrowings to support a larger average income producing investment portfolio.

Net Investment Income

The Company’s net investment income totaled $18.4 million and $36.9 million, or $0.44 and $0.87, per average share, respectively, for the three and six months ended June 30, 2019. The Company’s net investment income totaled $19.2 million and $38.0 million, or $0.45 and $0.90, per average share, respectively, for the three and six months ended June 30, 2018.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $91 million and $164 million, respectively, for the three and six months ended June 30, 2019. Net realized gains (losses) over the same periods were $0.1 million and ($0.4) million, respectively. The Company had investment sales and prepayments totaling approximately $202 million and $343 million, respectively, for the three and six months ended June 30, 2018. Net realized gains over the same periods were $0.2 million and $0.6 million, respectively. Net realized gains for the three months ended June 30, 2019 were primarily related to sales of select assets. Net realized losses for the six months ended June 30, 2019 were primarily related to the exit of our investments in ARK Real Estate Partners. Net realized gains for the three and six months ended June 30, 2018 were related to the sale of select assets.

Net Change in Unrealized Gain

For the three and six months ended June 30, 2019, net change in unrealized gain on the Company’s assets and liabilities totaled $1.1 million and $8.0 million, respectively. For the three and six months ended June 30,

2018, net change in unrealized gain on the Company’s assets and liabilities totaled $0.4 million and $1.3 million, respectively. Net unrealized gain for the three months ended June 30, 2019 is primarily due to appreciation in the value of our investments in Crystal Financial LLC, SOAGG LLC and NEF Holdings LLC, among others, partially offset by depreciation on our investments in American Teleconferencing Services, Ltd. and Aegis Toxicology Sciences Corporation, among others. Net unrealized gain for the six months ended June 30, 2019 is primarily due to appreciation in the value of our investments in Crystal Financial LLC, NEF Holdings LLC and SOAGG LLC, among others, partially offset by depreciation on our investments in American Teleconferencing Services, Ltd., IHS Intermediate, Inc. and Aegis Toxicology Sciences Corporation, among others. Net unrealized gain for the three months ended June 30, 2018 is primarily due to appreciation in the value of our investments in Rug Doctor, Senior Secured Unitranche Loan Program LLC and Datto, Inc., among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in American Teleconferencing Services, Ltd. and Kore Wireless Group, Inc., among others. Net unrealized gain for the six months ended June 30, 2018 is primarily due to appreciation in the value of our investments in Rug Doctor and Rapid Micro Biosystems, Inc., among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Crystal Financial LLC and Kore Wireless Group, Inc., among others.

Net Increase in Net Assets From Operations

For the three and six months ended June 30, 2019, the Company had a net increase in net assets resulting from operations of $19.6 million and $44.5 million, respectively. For the same periods, earnings per average share were $0.46 and $1.05, respectively. For the three and six months ended June 30, 2018, the Company had a net increase in net assets resulting from operations of $19.8 million and $39.8 million, respectively. For the same periods, earnings per average share were $0.47 and $0.94, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the SSLP Facility and the 2023 Unsecured Notes (collectively the “Credit Facilities”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of June 30, 2019, we had a total of $462.8 million of unused borrowing capacity under the Credit Facilities, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $200 million in cash equivalents as of June 30, 2019.

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

Revolving & Term Loan Facilities

On September 30, 2016, the Company entered into a second Credit Facility amendment. Post amendment, the Credit Facility was composed of $505 million of revolving credit and $50 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in September 2021 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. The Company also pays issuers of funded term loans quarterly in arrears a commitment fee at the rate of 0.25% per annum on the average daily outstanding balance. On February 23, 2017, the Company prepaid its two non-extending lenders and terminated their commitments, reducing total outstanding revolving credit commitments by $110 million to $395 million. On April 30, 2018, the revolving credit commitments under the Company’s Credit Facility were expanded by $50 million from $395 million to $445 million and on July 13, 2018, revolving credit commitments were further expanded by $35 million to $480 million. On November 21, 2018, we entered into Amendment No. 3 to the Credit Facility which, among other things, reduced the asset coverage covenant in the Credit Facility from 200% to 150% and made certain related changes to the borrowing base calculations. At June 30, 2019, outstanding USD equivalent borrowings under the Credit Facility totaled $184.0 million, composed of $134.0 million of revolving credit and $50.0 million of term loans.

On May 31, 2019, the Company as transferor and SSLP 2016-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number two to the $200 million SSLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on May 31, 2024. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.25%. The Company and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $103.2 million of borrowings outstanding as of June 30, 2019.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into the NEFPASS Facility with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $30.0 million of borrowings outstanding as of June 30, 2019.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At June 30, 2019, the Company was in compliance with all financial and operational covenants required by our Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of June 30, 2019:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities(1)	$267.2	$—	$134.0	$133.2	$—
Unsecured senior notes	246.0	—	150.0	96.0	—
Term Loans	50.0	—	50.0	—	—

(1)	As of June 30, 2019, we had a total of $462.8 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2019 (through June 30, 2019)	$134,000	$630	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2019 (through June 30, 2019)	150,000	706	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2019 (through June 30, 2019)	21,000	99	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2023 Unsecured Notes
Fiscal 2019 (through June 30, 2019)	75,000	353	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2019 (through June 30, 2019)	$50,000	235	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
NEFPASS Facility
Fiscal 2019 (through June 30, 2019)	30,000	141	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019 (through June 30, 2019)	103,186	486	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2019 (through June 30, 2019)	$563,186	$2,650	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of June 30, 2019, asset coverage was 265.0%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
(in millions)
Crystal Financial LLC*	$44.3	$44.3
Tetraphase Pharmaceuticals, Inc.	13.8	13.8
Rubius Therapeutics, Inc.	13.4	26.8
GenMark Diagnostics, Inc.	10.6	3.0
Phynet Dermatology LLC	10.5	12.4
BAM Capital, LLC	10.3	15.0
Centrexion Therapeutics, Inc.	7.6	—
MRI Software LLC	5.7	—
Cerapedics, Inc.	5.4	—
PQ Bypass, Inc.	4.8	4.8
Cardiva Medical, Inc.	4.5	9.0
Kingsbridge Holdings, LLC	4.1	4.1
Enhanced Capital Group, LLC	2.5	—
Solara Medical Supplies, Inc.	2.4	1.2
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	2.3	—
RS Energy Group U.S., Inc.	1.1	1.7
iCIMS, Inc.	0.8	0.8
Atria Wealth Solutions, Inc.	0.4	1.5
BioElectron Technology Corporation	—	17.5
Corindus Vascular Robotics, Inc.	—	6.2
Breathe Technologies, Inc.	—	4.0
Delphinus Medical Technologies, Inc.	—	1.9
Datto, Inc.	—	1.7

Total Commitments	$144.5	$169.7

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2019 and December 31, 2018, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2019
August 5, 2019	September 19, 2019	October 2, 2019	$0.41
May 6, 2019	June 20, 2019	July 2, 2019	0.41
February 21, 2019	March 21, 2019	April 3, 2019	0.41

Total 2019			$1.23

Fiscal 2018
November 5, 2018	December 20, 2018	January 4, 2019	$0.41
August 2, 2018	September 20, 2018	October 2, 2018	0.41
May 7, 2018	June 21, 2018	July 3, 2018	0.41
February 22, 2018	March 22, 2018	April 3, 2018	0.41

Total 2018			$1.64

Fiscal 2017
November 2, 2017	December 21, 2017	January 4, 2018	$0.40
August 1, 2017	September 21, 2017	October 3, 2017	0.40
May 2, 2017	June 22, 2017	July 5, 2017	0.40
February 22, 2017	March 23, 2017	April 4, 2017	0.40

Total 2017			$1.60

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into the Advisory Agreement with Solar Capital Partners. Mr. Gross, our Chairman, Co-Chief Executive Officer and President and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Investment Adviser. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for Solar Capital Partners.

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

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to Solar Senior Capital Ltd., a publicly traded BDC, which focuses on investing in senior secured loans, including first lien and second lien debt instruments. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

Related party transactions may occur among Solar Capital Ltd., Crystal Financial LLC, Equipment Operating Leases LLC, Loyer Capital LLC and NEF Holdings LLC.    These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Crystal Financial LLC, Equipment Operating Leases LLC, Loyer Capital LLC or NEF Holdings LLC.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the six months ended June 30, 2019, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of June 30, 2019 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would reduce our net investment income by eleven cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2019 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately thirteen cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2019, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	($0.11)	$0.13

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2019 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 21, 2019 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period ended June 30, 2019 to the risk factors discussed in “Risk Factors” in the February 21, 2019 filing of our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended June 30, 2019.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023(11)

4.4	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Senior Secured Credit Agreement by and between the Registrant, Citibank, N.A., as administrative agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and SunTrust Bank, as documentation agent(8)

10.3	Form of Amendment No. 1 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(5)

10.4	Form of Amendment No. 2 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(9)

10.5	Form of Amendment No. 3 to the Senior Secured Credit Agreement by and between the Registrant, the Lenders and Citibank, N.A., as administrative agent(12)

10.6	Third Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(10)

10.7	Form of Custodian Agreement(7)

10.8	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(6)

10.9	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.10	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.11	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.12	Form of Registration Rights Agreement(4)

10.13	Form of Subscription Agreement(4)

10.14	Consent and Omnibus Amendment to Transaction Documents by and among the Registrant, SSLP 2016-1, LLC, each of the Conduit Lenders and Institutional Lenders and Wells Fargo Bank, N.A., as administrative agent and collateral agent(12)

10.15	Amendment No. 2 to Loan and Servicing Agreement by and among SSLP 2016-1 LLC, as borrower, the Registrant as servicer and transferor, each of the conduit lenders, institutional lenders and lender agents from time to time party hereto and Wells Fargo Bank, N.A. as the administrative agent and collateral agent*

Exhibit Number	Description

14.1	Code of Ethics(13)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(5)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on July 31, 2013.
(6)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
(7)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(8)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on July 6, 2012.
(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 2, 2016.
(10)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on August 6, 2018.
(11)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.
(12)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 21, 2019.
(13)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on May 6, 2019.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2019.

SOLAR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)