Form 10-Q
period 2019-09-30
Solar Capital Ltd.
filed 2019-11-04
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2019

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 31, 2019 was 42,260,826.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2019 (unaudited) and December 31, 2018	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2019 (unaudited) and the three and nine months ended September 30, 2018 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2019 (unaudited) and the three and nine months ended September 30, 2018 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 (unaudited) and the nine months ended September 30, 2018 (unaudited)	6

	Consolidated Schedule of Investments as of September 30, 2019 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2018	14

	Notes to Consolidated Financial Statements (unaudited)	23

	Report of Independent Registered Public Accounting Firm	44

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63

Item 4.	Controls and Procedures	63

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3.	Defaults Upon Senior Securities	64

Item 4.	Mine Safety Disclosures	64

Item 5.	Other Information	64

Item 6.	Exhibits	65

	Signatures	67

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.    Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Investments at fair value:
Companies less than 5% owned (cost: $969,950 and $948,478, respectively)	$961,301	$944,597
Companies more than 25% owned (cost: $519,938 and $500,792, respectively)	538,737	511,483
Cash	9,684	7,570
Cash equivalents (cost: $159,772 and $199,646, respectively)	159,772	199,646
Dividends receivable	10,117	9,065
Interest receivable	6,158	7,619
Receivable for investments sold	1,693	2,073
Other receivables	498	593
Prepaid expenses and other assets	727	783

Total assets	$1,688,687	$1,683,429

Liabilities
Debt ($570,985 and $476,185 face amounts, respectively, reported net of unamortized debt issuance costs of $6,914 and $2,647, respectively. See notes 6 and 7)	$564,071	$473,538
Payable for investments and cash equivalents purchased	159,828	251,391
Distributions payable	17,327	17,327
Management fee payable (see note 3)	6,738	6,504
Performance-based incentive fee payable (see note 3)	4,606	4,613
Interest payable (see note 7)	5,724	4,714
Administrative services payable (see note 3)	2,238	2,716
Other liabilities and accrued expenses	2,785	3,455

Total liabilities	$763,317	$764,258

Commitments and contingencies (see note 10)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,260,826 shares issued and outstanding, respectively	$423	$423
Paid-in capital in excess of par	992,438	992,438
Accumulated distributable net loss	(67,491)	(73,690)

Total net assets	$925,370	$919,171

Net Asset Value Per Share	$21.90	$21.75

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$27,019	$21,859	$82,010	$70,704
Companies more than 25% owned	1,523	884	3,928	1,842
Dividends:
Companies less than 5% owned	19	12	32	22
Companies more than 25% owned	10,145	14,255	28,844	41,446
Other income:
Companies less than 5% owned	1,000	83	2,824	1,101
Companies more than 25% owned	5	49	14	175

Total investment income	39,711	37,142	117,652	115,290

EXPENSES:
Management fees (see note 3)	$6,738	$6,399	$20,027	$19,285
Performance-based incentive fees (see note 3)	4,606	4,604	13,830	14,109
Interest and other credit facility expenses (see note 7))	7,529	5,521	21,958	17,522
Administrative services expense (see note 3)	1,352	1,459	4,013	4,151
Other general and administrative expenses	1,060	743	2,502	3,785

Total expenses	21,285	18,726	62,330	58,852

Net investment income	$18,426	$18,416	$55,322	$56,438

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$(52)	$687	$179	$1,074
Companies 5% to 25% owned	—	(7)	—	168
Companies more than 25% owned	—	—	(661)	(5)

Net realized gain (loss) on investments and cash equivalents	(52)	680	(482)	1,237

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(2,451)	530	(4,768)	62
Companies more than 25% owned	(2,206)	(1,496)	8,108	231

Net change in unrealized gain (loss) on investments and cash equivalents	(4,657)	(966)	3,340	293

Net realized and unrealized gain (loss) on investments and cash equivalents	(4,709)	(286)	2,858	1,530

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$13,717	$18,130	$58,180	$57,968

EARNINGS PER SHARE (see note 5)	$0.32	$0.43	$1.38	$1.37

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Increase in net assets resulting from operations:
Net investment income	$18,426	$18,416	$55,322	$56,438
Net realized gain (loss)	(52)	680	(482)	1,237
Net change in unrealized gain (loss)	(4,657)	(966)	3,340	293

Net increase in net assets resulting from operations	13,717	18,130	58,180	57,968

Distributions to stockholders:
From net investment income	(17,327)	(17,327)	(51,981)	(51,981)

Capital transactions (see note 12):
Reinvestment of distributions	—	—	—	—

Net increase in net assets resulting from capital transactions	—	—	—	—

Total increase (decrease) in net assets	(3,610)	803	6,199	5,987
Net assets at beginning of period	928,980	926,789	919,171	921,605

Net assets at end of period	$925,370	$927,592	$925,370	$927,592

Capital stock activity (see note 12):
Common stock issued from reinvestment of distributions	—	—	—	—

Net increase from capital stock activity	—	—	—	—

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$58,180	$57,968
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	482	(1,237)
Net change in unrealized gain on investments and cash equivalents	(3,340)	(293)
Effect of consolidation of Senior Secured Unitranche Loan Program LLC and Senior Secured Unitranche Loan Program II LLC	—	(445)
(Increase) decrease in operating assets:
Purchase of investments	(306,026)	(468,462)
Proceeds from disposition of investments	272,748	525,366
Net accretion of discount on investments	(7,332)	(5,187)
Capitalization of payment-in-kind interest	(967)	(136)
Collections of payment-in-kind interest	477	784
Receivable for investments sold	380	(19,704)
Interest receivable	1,461	(798)
Dividends receivable	(1,052)	5,268
Other receivables	95	58
Prepaid expenses and other assets	56	258
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(91,563)	65,103
Management fee payable	234	(974)
Performance-based incentive fee payable	(7)	(56)
Administrative services payable	(478)	(689)
Interest payable	1,010	4,283
Other liabilities and accrued expenses	(670)	2,215

Net Cash Provided by (Used in) Operating Activities	(76,312)	163,322

Cash Flows from Financing Activities:
Cash distributions paid	(51,981)	(50,878)
Deferred financing costs	629	320
Consolidation of SSLP Facility and SSLP II Facility	—	61,066
Proceeds from secured borrowings	791,504	395,969
Repayment of secured borrowings	(701,600)	(510,600)

Net Cash Provided by (Used in) Financing Activities	38,552	(104,123)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,760)	59,199
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	207,216	150,789

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$169,456	$209,988

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,948	$13,239

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 91.2%

Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation (14)	Health Care Providers & Services	L+550		1.00%	7.68%	5/7/2018	5/9/2025	$17,086	$16,833	$15,890
Alteon Health, LLC (14)	Health Care Providers & Services	L+650		1.00%	8.54%	9/14/2018	9/1/2022	15,138	15,048	14,836
American Teleconferencing Services, Ltd. (PGI) (14)	Communications Equipment	L+650		1.00%	8.69%	5/5/2016	6/8/2023	30,051	29,352	28,248
Atria Wealth Solutions, Inc. (14)	Diversified Financial Services	L+600		1.00%	8.10%	9/14/2018	11/30/2022	4,415	4,380	4,371
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700		—	9.14%	12/27/2018	10/30/2020	2,909	2,909	2,909
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700		—	9.14%	3/19/2019	1/29/2021	2,794	2,794	2,794
BAM Capital, LLC	Diversified Financial Services	L+900		—	11.10%	12/26/2018	1/23/2023	14,986	14,793	14,686
BAM Capital, LLC	Diversified Financial Services	L+1200		—	14.10%	12/26/2018	1/23/2023	4,583	4,527	4,491
Bishop Lifting Products, Inc. (5)	Trading Companies & Distributors	L+800		1.00%	10.04%	3/24/2014	3/27/2022	24,985	24,897	24,610
Enhanced Capital Group, LLC	Capital Markets	L+550		1.00%	7.60%	6/28/2019	6/28/2024	21,068	20,765	20,857
Falmouth Group Holdings Corp. (AMPAC) (14)	Chemicals	L+675		1.00%	8.95%	12/7/2015	12/14/2021	37,195	37,042	37,195
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800		1.00%	10.52%	3/29/2017	4/17/2024	19,751	19,609	19,751
iCIMS, Inc.	Software	L+650		1.00%	8.56%	9/7/2018	9/12/2024	15,003	14,740	15,003
IHS Intermediate, Inc.**	Health Care Providers & Services	L+825		1.00%	10.83%	6/19/2015	7/20/2022	25,000	24,728	18,750
Kingsbridge Holdings, LLC	Multi-Sector Holdings	L+700		1.00%	9.33%	12/21/2018	12/21/2024	33,112	32,658	32,947
KORE Wireless Group, Inc. (14)	Wireless Telecommunication Services	L+550		—	7.60%	12/21/2018	12/21/2024	36,943	36,274	36,573
Logix Holding Company, LLC (14)	Communications Equipment	L+575		1.00%	7.79%	9/14/2018	12/22/2024	7,122	7,065	7,122
MRI Software LLC	Software	L+575		—	7.80%	7/23/2019	6/30/2023	23,660	23,432	23,541
On Location Events, LLC & PrimeSport Holdings Inc. (14)	Media	L+500		1.00%	7.04%	12/7/2017	9/29/2021	27,954	27,794	27,954
Pet Holdings ULC & Pet Supermarket, Inc. (3)(14)	Specialty Retail	L+550		1.00%	7.82%	9/14/2018	7/5/2022	29,120	28,888	28,901
PhyMed Management LLC	Health Care Providers & Services	L+875		1.00%	10.79%	12/18/2015	5/18/2021	32,321	31,852	32,321
PhyNet Dermatology LLC (14)	Health Care Providers & Services	L+550		1.00%	7.54%	9/5/2018	8/16/2024	16,526	16,410	16,443
PPT Management Holdings, LLC	Health Care Providers & Services	L+675	(16)	1.00%	8.85%	9/14/2018	12/16/2022	20,663	20,556	18,700
PSKW, LLC & PDR, LLC (14)	Health Care Providers & Services	L+425		1.00%	6.35%	9/14/2018	11/25/2021	1,859	1,851	1,859
PSKW, LLC & PDR, LLC (14)	Health Care Providers & Services	L+769		1.00%	9.79%	10/24/2017	11/25/2021	27,929	27,662	27,929
RS Energy Group U.S., Inc. (14)	Software	L+475		—	6.85%	10/26/2018	10/6/2023	15,134	14,879	15,134

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Rug Doctor LLC (2)	Diversified Consumer Services	L+975	1.50%	11.77%	12/23/2013	5/16/2023	$9,111	$9,088	$9,111
SOINT, LLC (2)	Aerospace & Defense	L+900	—	11.14%	2/28/2019	4/30/2024	621	610	621
Solara Medical Supplies, Inc. (14)	Health Care Providers & Services	L+600	1.00%	8.04%	5/31/2018	2/27/2024	7,443	7,316	7,443
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	Insurance	L+485	1.00%	6.95%	5/8/2019	6/24/2021	944	927	944
The Octave Music Group, Inc. (fka TouchTunes)	Media	L+825	1.00%	10.32%	5/28/2015	5/27/2022	12,194	12,109	12,194
Varilease Finance, Inc.	Multi-Sector Holdings	L+775	1.00%	10.07%	8/22/2014	8/24/2020	33,000	32,883	33,000

Total Bank Debt/Senior Secured Loans								$564,671	$557,128

Life Science Senior Secured Loans
Alimera Sciences, Inc.	Pharmaceuticals	L+765	—	9.72%	1/5/2018	7/1/2022	$25,000	$25,269	$25,750
Apollo Endosurgery, Inc.	Health Care Equipment & Supplies	L+750	—	9.57%	3/15/2019	9/1/2023	20,492	20,475	20,440
Ardelyx, Inc. (3)	Pharmaceuticals	L+745	—	9.52%	5/10/2018	11/1/2022	24,500	24,655	24,622
aTyr Pharma, Inc.	Pharmaceuticals	P+410	—	9.35%	11/18/2016	11/18/2020	4,667	5,227	5,133
Axcella Health Inc.	Pharmaceuticals	L+850	—	10.61%	1/9/2018	1/1/2023	26,000	26,441	26,520
Cardiva Medical, Inc.	Health Care Equipment & Supplies	L+795	0.63%	10.02%	9/24/2018	9/1/2022	16,500	16,786	16,830
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	12,615	12,492	12,504
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	18,803	18,834	18,803
Corindus Vascular Robotics, Inc. (3)	Health Care Equipment & Supplies	L+725	—	9.35%	3/9/2018	3/1/2022	8,337	8,898	8,962
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850	—	10.57%	8/18/2017	9/1/2021	4,355	4,429	4,442
GenMark Diagnostics, Inc. (3)	Health Care Providers & Services	L+590	2.51%	8.41%	2/1/2019	2/1/2023	35,373	35,629	35,726
Kindred Biosciences, Inc. (3)(17)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	9,197	9,151	9,151
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+805	—	10.12%	7/30/2018	7/29/2023	10,500	10,605	10,552
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+795	1.00%	10.06%	12/20/2018	12/19/2022	5,200	5,184	5,213
Restoration Robotics, Inc.	Health Care Equipment & Supplies	L+795	—	10.02%	5/10/2018	5/1/2022	9,000	9,779	9,814
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550	—	7.57%	12/21/2018	12/21/2023	26,861	26,914	26,928
scPharmaceuticals, Inc.	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	4,684	4,685	4,684
Senseonics Holdings, Inc.	Health Care Equipment & Supplies	L+650	2.48%	8.98%	7/25/2019	7/1/2024	21,076	20,911	20,853

Total Life Science Senior Secured Loans								$286,364	$286,927

Total Senior Secured Loans								$851,035	$844,055

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 35.4%
Althoff Crane Service, Inc. (15)	Commercial Services & Supplies	10.55%	7/31/2017	6/8/2022	$1,227	$1,227	$1,249
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	3/28/2022	6,304	6,181	6,304
Blackhawk Mining, LLC (15)	Oil, Gas & Consumable Fuels	10.99-11.17%	2/16/2018	3/1/2022-11/1/2022	5,110	4,846	5,185
C&H Paving, Inc. (15)	Construction & Engineering	9.94-10.57%	12/26/2018	1/1/2024-7/1/2024	3,982	4,028	4,001
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023	1,901	1,901	1,915
Central Freight Lines, Inc. (10)	Road & Rail	7.16%	7/31/2017	1/14/2024	1,495	1,495	1,495
Cfactor Leasing Corp. & CZM USA, Corp. (15)	Machinery	12.00-12.03%	7/31/2017	5/27/2020-1/15/2021	607	607	613
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	2,891	2,887	2,807
Easton Sales and Rentals, LLC (10)	Commercial Services & Supplies	10.00%	9/18/2018	10/1/2021	1,971	1,949	1,929
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/2022-4/27/2025	30,548	30,548	30,548
Family First Freight, LLC (10)	Road & Rail	9.43-10.10%	7/31/2017	7/1/2020-1/22/2022	642	641	640
Freightsol LLC (15)	Road & Rail	12.62-12.99%	4/9/2019	11/1/2023	2,333	2,377	2,333
Garda CL Technical Services, Inc. (15)	Commercial Services & Supplies	8.31-8.77%	3/22/2018	7/13/2023-10/5/2023	2,454	2,454	2,411
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	12/4/2021	1,934	1,934	1,901
Globecomm Systems Inc. (15)	Wireless Telecommunication Services	13.18%	5/10/2018	7/1/2021	1,198	1,198	1,227
GMT Corporation (15)	Machinery	12.46%	10/23/2018	10/23/2023	6,682	6,623	6,699
Haljoe Coaches USA, LLC (15)	Road & Rail	8.15-9.90%	7/31/2017	7/1/2022-7/1/2024	5,796	5,796	5,754
Hawkeye Contracting Company, LLC (10)(11)	Oil, Gas & Consumable Fuels	10.00%	11/15/2017	11/15/2020	2,293	2,293	2,282
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.80%	11/15/2018	12/1/2023-4/1/2024	304	304	304
Hypro, Inc. (10)	Machinery	11.53%	9/30/2019	10/1/2023	3,579	3,614	3,579
Interstate NDT, Inc. (15)	Road & Rail	11.32-13.94%	6/11/2018	7/1/2023-10/1/2023	2,126	2,126	2,169
ISR Holdings, LLC (10)	Commercial Services & Supplies	9.25%	8/27/2019	8/27/2022	5,172	5,172	5,172
JP Motorsports, Inc. (15)	Road & Rail	16.35%	8/17/2018	1/25/2022	212	210	216
Kool Pak, LLC (15)	Road & Rail	8.58%	2/5/2018	3/1/2024	642	642	628
Lineal Industries, Inc. (10)	Construction & Engineering	8.00%	12/21/2018	12/21/2021	84	84	84
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/24-9/25/24	19,731	19,731	19,731
Meridian Consulting I Corp, Inc. (10)	Hotels, Restaurants & Leisure	10.72%	7/31/2017	12/4/2021	1,993	1,993	2,043
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022	1,579	1,579	1,598
Rango, Inc. (10)	Commercial Services & Supplies	9.70%	9/24/2019	4/1/2023	2,642	2,680	2,642
Rossco Crane & Rigging, Inc. (15)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	635	635	634
Royal Express Inc. (15)	Road & Rail	9.64%	1/17/2019	2/1/2024	1,107	1,127	1,107
RVR Air Charter, LLC & RVR Aviation, LLC (10)	Airlines	12.00%	7/31/2017	8/1/2020-1/1/2022	1,984	1,984	1,990
Sidelines Tree Service LLC (15)	Diversified Consumer Services	10.31-10.52%	7/31/2017	8/1/2022-10/1/2022	355	356	358
South Texas Oilfield Solutions, LLC (15)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	2,926	2,926	2,928

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Southern Nevada Oral & Maxillofacial Surgery, LLC (10)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	$1,307	$1,307	$1,320
Southwest Traders, Inc. (15)	Road & Rail	9.13%	11/21/2017	11/1/2020	88	88	86
Spartan Education, LLC (10)	Diversified Consumer Services	10.26-12.00%	3/28/2019	2/28/2020-6/14/2023	4,667	4,747	4,667
ST Coaches, LLC (15)	Road & Rail	8.21-8.59%	7/31/2017	10/1/2022-10/1/2023	4,060	4,060	4,018
Stafford Logistics, Inc. (10)	Commercial Services & Supplies	12.59-12.71%	9/11/2019	10/1/2024-10/1/2025	7,421	7,421	7,421
Star Coaches Inc. (15)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,429	3,429	3,429
Sturgeon Services International Inc. (10)	Energy Equipment & Services	19.10%	7/31/2017	2/28/2022	1,388	1,388	1,366
Sun-Tech Leasing of Texas, L.P. (15)	Road & Rail	8.68-16.95%	7/31/2017	6/25/2020-7/25/2021	308	308	306
Superior Transportation, Inc. (15)	Road & Rail	9.34-12.27%	7/31/2017	4/23/2022-8/1/2024	6,725	6,703	6,739
Tailwinds, LLC (10)	Air Freight & Logistics	9.00%	7/26/2019	8/1/2024	1,190	1,190	1,190
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	9.92-14.75%	7/31/2017	10/29/2023-2/10/2024	5,250	5,272	5,315
Thora Capital, LLC (10)	Airlines	9.00%	7/3/2019	7/1/2025	6,353	6,353	6,353
Tornado Bus Company (15)	Road & Rail	10.78%	7/31/2017	9/1/2021	1,676	1,676	1,688
Trinity Equipment Rentals, Inc. (15)	Commercial Services & Supplies	11.24%	9/13/2018	10/1/2022	774	774	774
Trolleys, Inc. (15)	Road & Rail	9.81%	7/18/2018	8/1/2022	2,488	2,488	2,485
Up Trucking Services, LLC (15)	Road & Rail	11.21-12.10%	3/23/2018	4/1/2022-8/1/2024	2,616	2,657	2,643
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%	7/11/2019	7/11/2024-8/1/2026	3,434	3,434	3,434
Wind River Environmental, LLC (10)	Diversified Consumer Services	10.00%	7/31/2019	8/1/2024	956	965	956
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc. (10)	Construction & Engineering	7.50%	7/31/2017	10/1/2022	2,083	2,083	2,026

					Shares/Units
NEF Holdings, LLC Equity Interests (2)(9)	Multi-Sector Holdings		7/31/2017		200	145,000	146,500

Total Equipment Financing						$325,491	$327,192

Preferred Equity — 1.4%
SOAGG LLC (2)(3)(4)	Aerospace & Defense	8.00%	12/14/2010	6/30/2020	1,730	$1,730	$7,317
SOINT, LLC (2)(3)(4)	Aerospace & Defense	15.00%	6/8/2012	6/30/2020	55,109	5,511	6,139

Total Preferred Equity						$7,241	$13,456

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants — 34.1%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	6,347	$106	$—
B Riley Financial Inc. (3)(8)	Research & Consulting Services	3/16/2007	38,015	2,684	898
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	440,816	50	40
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	210,256	106	89
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	14
Corindus Vascular Robotics, Inc. Warrants (3)*	Health Care Equipment & Supplies	3/9/2018	249,420	166	732
Crystal Financial LLC (2)(3)	Diversified Financial Services	12/28/2012	280,303	280,737	300,000
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	380,904	74	58
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	208,000	63	280
PQ Bypass, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2018	156,000	70	44
RD Holdco Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	7,851
RD Holdco Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Restoration Robotics, Inc. Warrants *	Health Care Equipment & Supplies	5/10/2018	72,776	111	1
Scynexis, Inc. Warrants *	Pharmaceuticals	9/30/2016	122,435	105	—
Senseonics Holdings, Inc. Warrants *	Health Care Equipment & Supplies	7/25/2019	526,901	117	112
Sunesis Pharmaceuticals, Inc. Warrants *	Pharmaceuticals	3/31/2016	104,001	118	—
Tetraphase Pharmaceuticals, Inc. Warrants (3)*	Pharmaceuticals	10/30/2018	14,227	269	—

Total Common Equity/Equity Interests/Warrants				$306,121	$315,335

Total Investments (6) — 162.1%				$1,489,888	$1,500,038

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 17.3%
U.S. Treasury Bill	Government	9/30/2019	10/29/2019	$160,000	$159,772	$159,772

Total Investments & Cash Equivalents — 179.4%					$1,649,660	$1,659,810
Liabilities in Excess of Other Assets — (79.4%)						(734,440)

Net Assets — 100.0%						$925,370

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of September 30, 2019.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share/unit amounts)

(2)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2019 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2018	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend /Other Income	Fair Value at September 30, 2019
Ark Real Estate Partners LP	$39	$—	$—	$(526)	$487	$—	$—
Ark Real Estate Partners II LP	1	—	—	(135)†	11	—	—
AviatorCap SII, LLC	2,975	—	66	—	—	208	2,909
AviatorCap SII, LLC	—	2,975	181	—	—	146	2,794
Crystal Financial LLC	293,000	—	—	—	7,000	22,500	300,000
Equipment Operating Leases, LLC	32,882	—	2,334	—	—	1,936	30,548
Loyer Capital LLC	—	21,634	1,903	—	—	610	19,731
NEF Holdings, LLC	145,000	—	—	—	1,500	2,900	146,500
RD Holdco Inc. (Rug Doctor, common equity)	7,732	—	—	—	119	—	7,851
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	—	—	—	—	—	—	—
Rug Doctor LLC	9,111	—	—	—	(37)	907	9,111
SOAGG LLC	9,113	—	762	—	(1,034)	2,823	7,317
SOINT, LLC	—	2,144	1,566	—	11	135	621
SOINT, LLC (preferred equity)	6,414	—	326	—	51	621	6,139

	$511,483	$26,753	$7,138	$(661)	$8,108	$32,786	$538,737

(3)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2019, on a fair value basis, non-qualifying assets in the portfolio represented 26.5% of the total assets of the Company.

(4)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(5)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(6)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $6,476; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $30,366 and $23,890, respectively, based on a tax cost of $1,493,562. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).    These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

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

(16)	Spread is 6.00% Cash / 0.75% PIK.
(17)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
*	Non-income producing security.
**	Investment is on non-accrual status.
†	Represents estimated change in receivable balance.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share/unit amounts)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2019
Diversified Financial Services (Crystal Financial LLC)	21.6%
Multi-Sector Holdings (includes NEF Holdings, LLC, Equipment Operating Leases, LLC and Loyer Capital LLC)	17.5%
Health Care Providers & Services	12.7%
Pharmaceuticals	9.0%
Health Care Equipment & Supplies	7.8%
Software	3.6%
Media	2.7%
Commercial Services & Supplies	2.6%
Wireless Telecommunication Services	2.5%
Chemicals	2.5%
Road & Rail	2.4%
Communications Equipment	2.4%
Specialty Retail	1.9%
Diversified Consumer Services	1.9%
Trading Companies & Distributors	1.6%
Capital Markets	1.4%
Aerospace & Defense	1.3%
Thrifts & Mortgage Finance	1.3%
Airlines	1.0%
Machinery	0.7%
Oil, Gas & Consumable Fuels	0.5%
Construction & Engineering	0.4%
Energy Equipment & Services	0.3%
Hotels, Restaurants & Leisure	0.1%
Air Freight & Logistics	0.1%
Insurance	0.1%
Research & Consulting Services	0.1%
Health Care Technology	0.0%

Total Investments	100.0%

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

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Kool Pak, LLC (10)(17)	Road & Rail	8.58%	2/5/2018	3/1/2024	$729	$729	$722
Lineal Industries, Inc. (10)(12)	Construction & Engineering	8.00%	12/21/2018	12/21/2021	107	107	107
Marcal Manufacturing, LLC dba Soundview Paper Company, LLC (10)(17)	Paper & Forest Products	12.91-12.98%	7/31/2017	7/30/2022-10/25/2022	1,365	1,365	1,386
Meridian Consulting I Corp, Inc. (10)(12)	Hotels, Restaurants & Leisure	10.72%	7/31/2017	12/4/2021	2,145	2,145	2,156
Mountain Air Helicopters, Inc. (10)(12)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022	1,668	1,668	1,651
Mulholland Energy Services Equipment Leasing, LLC (10)(17)	Commercial Services & Supplies	8.89%	8/17/2018	10/30/2019	809	807	804
OKK Equipment, LLC (10)(12)	Commercial Services & Supplies	10.15%	7/31/2017	8/27/2023	612	612	601
Reston Limousine & Travel Service, Inc. (10)(17)	Road & Rail	11.82%	9/13/2017	10/1/2021	1,454	1,471	1,460
Rossco Crane & Rigging, Inc. (10)(17)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	797	797	798
RVR Air Charter, LLC & RVR Aviation, LLC (10)(12)	Airlines	12.00%	7/31/2017	8/1/2020-1/1/2022	2,692	2,692	2,727
Santek Environmental, LLC (10)(17)	Commercial Services & Supplies	10.00%	7/31/2017	3/1/2021	98	98	99
Santek Environmental of Alabama, LLC (10)(17)	Commercial Services & Supplies	8.95-10.00%	7/31/2017	12/18/2020-11/29/2021	179	179	176
Sidelines Tree Service LLC (10)(17)	Diversified Consumer Services	10.31-10.52%	7/31/2017	8/1/2022-10/1/2022	431	432	427
South Texas Oilfield Solutions, LLC (10)(17)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	3,413	3,413	3,413
Southern Nevada Oral & Maxillofacial Surgery, LLC (10)(12)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	1,404	1,404	1,425
Southwest Traders, Inc. (10)(17)	Road & Rail	9.13%	11/21/2017	11/1/2020	139	139	138
ST Coaches, LLC (10)(17)	Road & Rail	8.21-8.59%	7/31/2017	10/1/2022-10/1/2023	4,396	4,396	4,396
Star Coaches Inc. (10)(17)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,785	3,785	3,785
Sturgeon Services International Inc. (10)(12)	Energy Equipment & Services	17.88%	7/31/2017	2/28/2022	1,763	1,763	1,789
Sun-Tech Leasing of Texas, L.P. (10)(17)	Road & Rail	8.68-8.83%	7/31/2017	6/25/2020-7/25/2021	424	424	416
Superior Transportation, Inc. (10)(17)	Road & Rail	9.77-10.26%	7/31/2017	4/23/2022-12/1/2023	4,500	4,499	4,460
The Smedley Company & Smedley Services, Inc. (10)(12)	Commercial Services & Supplies	9.92-14.68%	7/31/2017	10/29/2023-2/10/2024	6,273	6,315	6,361
Tornado Bus Company (10)(17)	Road & Rail	10.78%	7/31/2017	9/1/2021	2,151	2,151	2,141
Trinity Equipment Rentals, Inc. (10)(12)	Commercial Services & Supplies	11.02%	9/13/2018	10/1/2022	935	935	935
Trolleys, Inc. (10)(17)	Road & Rail	9.81%	7/18/2018	8/1/2022	3,039	3,039	3,039
Up Trucking Services, LLC (10)(17)	Road & Rail	11.91%	3/23/2018	4/1/2022	2,226	2,261	2,263

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Waste Services of Alabama, LLC (10)(17)	Commercial Services & Supplies	10.24%	8/17/2018	11/27/2020	$1,692	$1,696	$1,687
Waste Services of Tennessee, LLC (10)(17)	Commercial Services & Supplies	8.95-10.15%	7/31/2017	2/7/2021-11/29/2021	742	742	727
Waste Services of Texas, LLC (10)(17)	Commercial Services & Supplies	8.95%	7/31/2017	12/6/2021	147	147	145
WJV658, LLC (10)(12)	Airlines	8.50%	7/31/2017	7/1/2022	7,884	7,884	7,879
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc. (10)(12)	Construction & Engineering	7.50%	7/31/2017	10/1/2022	2,601	2,601	2,575

					Shares/Units
NEF Holdings, LLC Equity Interests (3)(10)(11)	Multi-Sector Holdings		7/31/2017		200	145,000	145,000

Total Equipment Financing						$313,571	$314,226

Preferred Equity – 1.7%
SOAGG LLC (3)(5)(6)(10)	Aerospace & Defense	8.00%	12/14/2010	6/30/2020	2,493	$2,493	$9,113
SOINT, LLC (3)(5)(6)(10)	Aerospace & Defense	15.00%	6/8/2012	6/30/2020	58,361	5,836	6,414

Total Preferred Equity						$8,329	$15,527

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

September 30, 2019

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

September 30, 2019

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

September 30, 2019

(in thousands, except share amounts)

(5)

the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm, if any, and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

September 30, 2019

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

(j)	The Company has made elections to apply the fair value option of accounting to the unsecured senior notes due 2022 (the “2022 Unsecured Notes”) (see notes 6 and 7), in accordance with ASC 825-10.

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

September 30, 2019

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

September 30, 2019

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2019 and 2018.

For the three and nine months ended September 30, 2019, the Company recognized $6,738 and $20,027, respectively, in base management fees and $4,606 and $13,830, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2018, the Company recognized $6,399 and $19,285, respectively, in base management fees and $4,604 and $14,109, respectively, in performance-based incentive fees.

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

For the three and nine months ended September 30, 2019, the Company recognized expenses under the Administration Agreement of $1,352 and $4,013, respectively. For the three and nine months ended September 30, 2018, the Company recognized expenses under the Administration Agreement of $1,459 and

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

$4,151, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2019 and 2018.

Note 4. Net Asset Value Per Share

At September 30, 2019, the Company’s total net assets and net asset value per share were $925,370 and $21.90, respectively. This compares to total net assets and net asset value per share at December 31, 2018 of $919,171 and $21.75, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$13,717	$18,130	$58,180	$57,968
Denominator—weighted average shares:	42,260,826	42,260,826	42,260,826	42,260,826
Earnings per share:	$0.32	$0.43	$1.38	$1.37

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

September 30, 2019

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2019 and December 31, 2018:

Fair Value Measurements

As of September 30, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$844,055	$844,055
Equipment Financing	—	—	327,192	327,192
Preferred Equity	—	—	13,456	13,456
Common Equity/Equity Interests/Warrants	898	—	314,437	315,335

Total Investments	$898	$—	$1,499,140	$1,500,038

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

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

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2019 and the year ended December 31, 2018 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2019 and December 31, 2018:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, June 30, 2019	$858,350	$307,933	$15,475	$314,087	$1,495,845
Total gains or losses included in earnings:
Net realized loss	(17)	(6)	—	(125)	(148)
Net change in unrealized gain (loss)	(2,629)	(671)	(1,820)	358	(4,762)
Purchase of investment securities	76,569	42,449	—	117	119,135
Proceeds from dispositions of investment securities	(88,218)	(22,513)	(199)	—	(110,930)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—

Fair value, September 30, 2019	$844,055	$327,192	$13,456	$314,437	$1,499,140

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(2,915)	$(671)	$(1,820)	$358	$(5,048)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2018	$818,861	$314,226	$15,527	$306,926	$1,455,540
Total gains or losses included in earnings:
Net realized gain (loss)	6	179	—	(673)	(488)
Net change in unrealized gain (loss)	(4,946)	1,047	(983)	7,864	2,982
Purchase of investment securities	235,029	78,947	—	349	314,325
Proceeds from dispositions of investment securities	(204,895)	(67,207)	(1,088)	(29)	(273,219)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—

Fair value, September 30, 2019	$844,055	$327,192	$13,456	$314,437	$1,499,140

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(4,712)	$1,047	$(983)	$7,355	$2,707

The following tables shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019:

Credit Facility and 2022 Unsecured Notes	For the three months ended September 30, 2019
Beginning fair value	$334,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	153,000
Repayments	(337,000)
Transfers into of Level 3	—
Transfers out of Level 3	—

Ending fair value	$150,000

Credit Facility, 2022 Unsecured Notes and SSLP Facility	For the nine months ended September 30, 2019
Beginning fair value	$350,185
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	529,600
Repayments	(626,600)
Transfers into of Level 3	—
Transfers out of Level 3	(103,185)

Ending fair value	$150,000

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

The Company made elections to apply the fair value option of accounting to the 2022 Unsecured Notes, in accordance with ASC 825-10. On September 30, 2019, there were borrowings of $150,000 on the 2022 Unsecured Notes.

The Company did not elect to apply the fair value option of accounting to the SSLP Facility, which was refinanced by way of amendment on May 31, 2019. As this refinancing was deemed to be a significant modification of debt, per ASC 825-10-25, a new election was triggered. As such the SSLP Facility is shown as a transfer out of Level 3.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2019 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2019		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$ $	825,305 18,750	Income Approach Market Approach	Market Yield EBITDA Multiple	6.4%-13.0% (9.7%) 7.8x-8.0x (7.9x)
Equipment Financing	Asset	$ $	180,692 146,500	Income Approach Market Approach	Market Yield Return on Equity	7.2%-19.6% (10.1%) 7.8%-7.8% (7.8%)
Preferred Equity	Asset		$13,456	Income Approach	Market Yield	8.0%-12.7% (10.1%)
Common Equity/Equity Interests/Warrants	Asset	$ $	14,437 300,000	Market Approach Market Approach	EBITDA Multiple Return on Equity	5.8x-6.3x (6.0x) 7.9%-16.7% (15.4%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	3.8%-6.0% (4.5%)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2018 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2018		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$818,861	Income Approach	Market Yield	7.1%-13.6% (10.7%)
Equipment Financing	Asset	$ $	169,226 145,000	Income Approach Market Approach	Market Yield Return on Equity	7.2%-19.8% (10.1%) 9.1%-9.1% (9.1%)
Preferred Equity	Asset		$15,527	Income Approach	Market Yield	8.0%-13.0% (10.1%)
Common Equity/Equity Interests/Warrants	Asset	$ $	13,926 293,000	Market Approach Market Approach	EBITDA Multiple Return on Equity	6.0x-7.0x (6.3x) 7.9%-17.5% (17.4%)
Credit Facility and SSLP Facility	Liability		$200,185	Income Approach	Market Yield	L+1.4%-L+4.8% (L+2.1%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	4.5%-4.9% (4.5%)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

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

Note 7. Debt

Our debt obligations consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$212,800	$209,978	(1)	$146,400	$146,400
SSLP Facility	82,185	80,312	(2)	53,785	53,785
NEFPASS Facility	30,000	29,092	(3)	30,000	28,933	(3)
2022 Notes	150,000	150,000		150,000	150,000
2022 Tranche C Notes	21,000	20,898	(4)	21,000	20,877	(4)
2023 Notes	75,000	73,791	(5)	75,000	73,543	(5)

	$570,985	$564,071		$476,185	$473,538

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $2,822 as of September 30, 2019.
(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,873 as of September 30, 2019.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $908 and $1,067, respectively, as of September 30, 2019 and December 31, 2018.
(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $102 and $123, respectively, as of September 30, 2019 and December 31, 2018.
(5)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,209 and $1,457, respectively, as of September 30, 2019 and December 31, 2018.

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

September 30, 2019

(in thousands, except share amounts)

On November 8, 2016, the Company closed a private offering of $50,000 of the 2022 Unsecured Notes with a fixed interest rate of 4.40% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

Revolving and Term Loan Facilities

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into a new senior secured credit agreement (the “Credit Facility”). The Credit Facility is composed of $470,000 of revolving credit and $75,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At September 30, 2019, outstanding USD equivalent borrowings under the Credit Facility totaled $212,800, composed of $137,800 of revolving credit and $75,000 of term loans.

On May 31, 2019, the Company as transferor and SSLP 2016-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number two to the $200,000 SSLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on May 31, 2024. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.25%. The Company and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $82,185 of borrowings outstanding as of September 30, 2019.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into a $50,000 senior secured revolving credit facility (the “NEFPASS Facility”) with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $30,000 of borrowings outstanding as of September 30, 2019.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

The Company has made an election to apply the fair value option of accounting to the 2022 Unsecured Notes, in accordance with ASC 825-10. We believe accounting for this facility at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. ASC 825-10 requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

Statement of Assets and Liabilities and changes in fair value of the above facility are reported in the Consolidated Statement of Operations.

The average annualized interest cost for all borrowings for the nine months ended September 30, 2019 and the year ended December 31, 2018 was 4.62% and 4.33%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the SSLP Facility and the 2023 Unsecured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the nine months ended September 30, 2019 and the year ended December 31, 2018 were $616,186 and $592,600, respectively.

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Per Share Data: (a)
Net asset value, beginning of year	$21.75	$21.81

Net investment income	1.31	1.34
Net realized and unrealized gain	0.07	0.03

Net increase in net assets resulting from operations	1.38	1.37
Distributions to stockholders:
From net investment income	(1.23)	(1.23)

Net asset value, end of period	$21.90	$21.95

Per share market value, end of period	$20.65	$21.38
Total Return (b)	14.06%	12.13%
Net assets, end of period	$925,370	$927,592
Shares outstanding, end of period	42,260,826	42,260,826
Ratios to average net assets (c):
Net investment income	5.98%	6.11%

Operating expenses	4.37%	4.47%
Interest and other credit facility expenses	2.37%	1.90%

Total expenses	6.74%	6.37%

Average debt outstanding	$556,651	$510,524
Portfolio turnover ratio	18.3%	26.1%

(a)	Calculated using the average shares outstanding method.
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

September 30, 2019

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

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2019 (through September 30, 2019)	$137,800	$632	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2019 (through September 30, 2019)	150,000	689	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2019 (through September 30, 2019)	21,000	97	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2019 (through September 30, 2019)	75,000	344	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2019 (through September 30, 2019)	$75,000	344	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
NEFPASS Facility
Fiscal 2019 (through September 30, 2019)	30,000	138	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019 (through September 30, 2019)	82,185	377	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2019 (through September 30, 2019)	$570,985	$2,621	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of September 30, 2019, asset coverage was 262.1%.

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

As of September 30, 2019 Crystal Financial LLC had 33 funded commitments to 28 different issuers with a total par value of approximately $498,923 on total assets of $519,855. As of December 31, 2018 Crystal Financial LLC had 31 funded commitments to 26 different issuers with a total par value of approximately $418,680 on total assets of $486,420. As of September 30, 2019, and December 31, 2018, the largest loan outstanding totaled $37,500 and $37,500, respectively. For the same periods, the average exposure per issuer was $17,819 and $16,103, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $249,713 and $205,990 of borrowings outstanding at September 30, 2019 and December 31, 2018, respectively. For the three months ended September 30, 2019 and 2018, Crystal Financial LLC had net income of $4,518 and $6,485, respectively, on gross income of $13,522 and $11,653, respectively. For the nine months ended September 30, 2019 and 2018, Crystal Financial LLC had net income of $20,163 and $18,609, respectively, on gross income of $46,369 and $33,585, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of September 30, 2019 and December 31, 2018 is $130,596 and $169,667, respectively, comprised of the following:

	September 30, 2019	December 31, 2018
Crystal Financial LLC*	$44,263	$44,263
Kindred Biosciences, Inc	13,795	—
Rubius Therapeutics, Inc	13,430	26,861
GenMark Diagnostics, Inc	10,612	3,010
BAM Capital, LLC	10,300	15,000
Centrexion Therapeutics, Inc	7,569	—
Phynet Dermatology LLC	5,430	12,385
Cerapedics, Inc	5,372	—
PQ Bypass, Inc	4,800	4,800
Cardiva Medical, Inc	4,500	9,000
Enhanced Capital Group, LLC	2,523	—
Solara Medical Supplies, Inc	2,017	1,184
The Hilb Group, LLC & Gencorp Insurance Group, Inc	1,719	—
RS Energy Group U.S., Inc	1,685	1,685
MRI Software LLC	1,402	—
iCIMS, Inc	792	792
Atria Wealth Solutions, Inc	387	1,473
BioElectron Technology Corporation	—	17,500
Tetraphase Pharmaceuticals, Inc	—	13,800
Corindus Vascular Robotics, Inc	—	6,217
Kingsbridge Holdings, LLC	—	4,139
Breathe Technologies, Inc	—	4,000
Delphinus Medical Technologies, Inc	—	1,875
Datto, Inc	—	1,683

Total Commitments	$130,596	$169,667

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2019 and December 31, 2018, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

Note 11. NEF Holdings, LLC

On July 31, 2017, we completed the acquisition of NEF Holdings, LLC (“NEF”), which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. NEF is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209,866 in cash to effect the transaction, of which $145,000 was invested in the equity of NEF through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64,866 was used to purchase certain leases and loans held by NEF through NEFPASS LLC. Concurrent with the transaction, NEF refinanced its existing senior secured credit facility into a $150,000 non-recourse facility with an accordion feature to expand up to $250,000. In September 2019, NEF amended the facility, increasing commitments to $213,957 with an accordion feature to expand up to $313,957 and extended the maturity date of the facility to July 31, 2023. At July 31, 2017, NEF also had two securitizations outstanding, with an issued note balance of $94,587, which were later redeemed in 2018.

As of September 30, 2019, NEF had 185 funded equipment-backed leases and loans to 85 different customers with a total net investment in leases and loans of approximately $253,327 on total assets of $313,385. As of December 31, 2018, NEF had 207 funded equipment-backed leases and loans to 82 different customers with a total net investment in leases and loans of approximately $237,221 on total assets of $293,185. As of September 30, 2019 and December 31, 2018, the largest position outstanding totaled $27,152 and $28,474, respectively. For the same periods, the average exposure per customer was $2,980 and $2,893, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $126,776 and $119,316 of borrowings outstanding at September 30, 2019 and December 31, 2018, respectively. For the three months ended September 30, 2019 and September 30, 2018, NEF had net income (loss) of ($707) and $149, respectively, on gross income of $8,728 and $7,237, respectively. For the nine months ended September 30, 2019 and September 30, 2018, NEF had net income (loss) of ($206) and $2,937, respectively, on gross income of $24,284 and $21,497, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 12. Capital Share Transactions

As of September 30, 2019 and September 30, 2018, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended September 30, 2019	Three months ended September 30, 2018	Three months ended September 30, 2019	Three months ended September 30, 2018
Shares issued in reinvestment of distributions	—	—	$—	$—

	Shares		Amount
	Nine months ended September 30, 2019	Nine months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Shares issued in reinvestment of distributions	—	—	$—	$—

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On October 31, 2019, the Company repaid the SSLP Facility in full, extinguishing the debt.

On November 4, 2019, our Board declared a quarterly distribution of $0.41 per share payable on January 3, 2020 to stockholders of record as of December 19, 2019.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Capital Ltd.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of Solar Capital Ltd. (and consolidated subsidiaries) (the Company), including the consolidated schedule of investments, as of September 30, 2019, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2019 and 2018, the related consolidated statements of changes in net assets for the three-month and nine-month periods ended September 30, 2019 and 2018, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

November 4, 2019

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

As of September 30, 2019, the Investment Adviser has directly invested approximately $8.7 billion in more than 385 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with approximately 200 different financial sponsors.

Recent Developments

On October 31, 2019, the Company repaid the SSLP Facility in full, extinguishing the debt.

On November 4, 2019, our Board declared a quarterly distribution of $0.41 per share payable on January 3, 2020 to stockholders of record as of December 19, 2019.

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

Portfolio and Investment Activity

During the three months ended September 30, 2019, we invested approximately $116.2 million across 24 portfolio companies. This compares to investing approximately $116.1 million in 28 portfolio companies for the three months ended September 30, 2018. Investments sold, prepaid or repaid during the three months ended September 30, 2019 totaled approximately $111.4 million versus approximately $161.2 million for the three months ended September 30, 2018.

At September 30, 2019, our portfolio consisted of 110 portfolio companies and was invested 29.2% in cash flow senior secured loans, 29.7% in asset-based senior secured loans / Crystal, 21.8% in equipment senior secured financings / NEF, and 19.3% in life science senior secured loans, in each case, measured at fair value, versus 110 portfolio companies invested 36.7% in cash flow senior secured loans, 27.6% in asset-based senior secured loans / Crystal, 21.1% in equipment senior secure financings / NEF, and 14.6% in life science senior secured loans, in each case, measured at fair value, at September 30, 2018.

At September 30, 2019, 76.8% or $1.13 billion of our income producing investment portfolio* is floating rate and 23.2% or $340.4 million is fixed rate, measured at fair value. At September 30, 2018, 76.2% or $1.06 billion of our income producing investment portfolio* is floating rate and 23.8% or $331.5 million is fixed rate, measured at fair value. As of September 30, 2019 and 2018, we had one and zero issuers on non-accrual status, respectively.

Since inception through September 30, 2019, Solar Capital and its predecessor companies have invested approximately $6.2 billion in more than 275 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 150 different financial sponsors.

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

As of September 30, 2019, Crystal Financial LLC had 33 funded commitments to 28 different issuers with a total par value of approximately $498.9 million on total assets of $519.9 million. As of December 31, 2018, Crystal Financial LLC had 31 funded commitments to 26 different issuers with a total par value of approximately $418.7 million on total assets of $486.4 million. As of September 30, 2019 and December 31, 2018, the largest loan outstanding totaled $37.5 million and $37.5 million, respectively. For the same periods, the average exposure per issuer was $17.8 million and $16.1 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $249.7 million and $206.0 million of borrowings outstanding at September 30, 2019 and December 31, 2018, respectively. For the three months ended September 30, 2019 and September 30, 2018, Crystal Financial LLC had net income of $4.5 million and $6.5 million, respectively, on gross income of $13.5 million and $11.7 million, respectively. For the nine months ended September 30, 2019 and September 30, 2018, Crystal Financial LLC had net income of $20.2 million and $18.6 million, respectively, on gross income of $46.4 million and $33.6 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Crystal Financial LLC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Crystal Financial LLC will be able to maintain consistent dividend payments to us.

NEF Holdings, LLC

On July 31, 2017, we completed the acquisition of NEF Holdings, LLC (“NEF”), which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. NEF is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209.9 million in cash to effect the transaction, of which $145.0 million was invested in the equity of NEF through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64.9 million was used to purchase certain leases and loans held by NEF through NEFPASS LLC. Concurrent with the transaction, NEF refinanced its existing senior secured credit facility into a $150.0 million non-recourse facility with an accordion feature to expand up to $250.0 million. In September 2019, NEF amended the facility, increasing commitments to $214.0 million with an accordion feature to expand up to $314.0 million and extended the maturity date of the facility to July 31, 2023. At July 31, 2017, NEF also had two securitizations outstanding, with an issued note balance of $94.6 million, which were later redeemed in 2018.

As of September 30, 2019, NEF had 185 funded equipment-backed leases and loans to 85 different customers with a total net investment in leases and loans of approximately $253.3 million on total assets of $313.4 million. As of December 31, 2018, NEF had 207 funded equipment-backed leases and loans to 82 different customers with a total net investment in leases and loans of approximately $237.2 million on total assets of $293.2 million. As of September 30, 2019 and December 31, 2018, the largest position outstanding totaled $27.2 million and $28.5 million, respectively. For the same periods, the average exposure per customer was $3.0 million and $2.9 million, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $126.8 million and $119.3 million of borrowings outstanding at September 30, 2019 and December 31, 2018, respectively. For the three months ended September 30, 2019 and September 30, 2018, NEF had net income (loss) of ($0.7 million) and $0.1 million, respectively, on gross income of $8.7 million and $7.2 million, respectively. For the nine months ended September 30, 2019 and September 30, 2018, NEF had net income (loss) of ($0.2 million) and $2.9 million, respectively, on gross income of $24.3 million and $21.5 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

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

Valuation of 2022 Unsecured Notes

The Company has made an election to apply the fair value option of accounting to the 2022 Unsecured Notes, in accordance with ASC 825-10. We believe accounting for the 2022 Unsecured Notes at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and nine months ended September 30, 2019, capitalized PIK income totaled $0.3 million and $1.0 million, respectively. For the three and nine months ended September 30, 2018, capitalized PIK income totaled $0.05 million and $0.1 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended September 30, 2019 and 2018:

Investment Income

For the three and nine months ended September 30, 2019, gross investment income totaled $39.7 million and $117.7 million, respectively. For the three and nine months ended September 30, 2018, gross investment income totaled $37.1 million and $115.3 million, respectively. The change in gross investment income for the year over year periods was generally due to the increase in the size of the income-producing portfolio year over year.

Expenses

Expenses totaled $21.3 million and $62.3 million, respectively, for the three and nine months ended September 30, 2019, of which $11.3 million and $33.9 million, respectively, were base management fees and performance-based incentive fees and $7.5 million and $22.0 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.4 million and $6.5 million, respectively, for the three and nine months ended September 30, 2019. Expenses totaled $18.7 million and $58.9 million, respectively, for the three and nine months ended September 30, 2018, of which $11.0 million and $33.4 million, respectively, were base management fees and performance-based incentive fees and $5.5 million and $17.5 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.2 million and $7.9 million, respectively, for the three and nine months ended September 30, 2018. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the three and nine months ended September 30, 2019 versus the three and nine months ended September 30, 2018 was primarily due to higher interest expense resulting from an increase in average borrowings to support a larger average income producing investment portfolio.

Net Investment Income

The Company’s net investment income totaled $18.4 million and $55.3 million, or $0.44 and $1.31, per average share, respectively, for the three and nine months ended September 30, 2019. The Company’s net investment income totaled $18.4 million and $56.4 million, or $0.44 and $1.34, per average share, respectively, for the three and nine months ended September 30, 2018.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $111 million and $276 million, respectively, for the three and nine months ended September 30, 2019. Net realized losses over the same periods were ($0.1) million and ($0.5) million, respectively. The Company had investment sales and prepayments totaling approximately $161 million and $505 million, respectively, for the three and nine months ended September 30, 2018. Net realized gains over the same periods were $0.7 million and $1.2 million, respectively. Net realized losses for the three months ended September 30, 2019 were primarily related to the termination of warrants. Net realized losses for the nine months ended September 30, 2019 were primarily related to the exit of our investments in ARK Real Estate Partners. Net realized gains for the three and nine months ended September 30, 2018 were related to the sale of select assets and the redemption of our warrants in Claret Medical.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2019, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($4.7) million and $3.3 million, respectively. For the three and nine months ended September 30, 2018, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($1.0) million and $0.3 million, respectively. Net unrealized loss for the three months ended September 30, 2019 is primarily due to depreciation in the value of our investments in IHS Intermediate, Inc., SOAGG LLC and NEF Holdings LLC, among others, partially offset by appreciation on our investments in PPT Management Holdings, LLC and iCIMS, Inc., among others. Net unrealized gain for the nine months ended September 30, 2019 is primarily due to appreciation in the value of our investments in Crystal Financial LLC, Rug Doctor and PPT Management Holdings, LLC, among others, partially offset by depreciation on our investments in IHS Intermediate, Inc., American Teleconferencing Services, Ltd. and Aegis Toxicology Sciences Corporation, among others. Net unrealized loss for the three months ended September 30, 2018 is primarily due to depreciation in the value of our investments in Rug Doctor and NEF Holdings LLC, among others. Partially offsetting the net change in unrealized loss was appreciation on our investments in Crystal Financial LLC and Bishop Lifting Products, Inc., among others. Net unrealized gain for the nine months ended September 30, 2018 is primarily due to appreciation in the value of our investments in Rug Doctor and Bishop Lifting Products, Inc., among others. Partially offsetting the net change in unrealized gain was depreciation on our investments in Crystal Financial LLC and Kore Wireless Group, Inc., among others.

Net Increase in Net Assets From Operations

For the three and nine months ended September 30, 2019, the Company had a net increase in net assets resulting from operations of $13.7 million and $58.2 million, respectively. For the same periods, earnings per average share were $0.32 and $1.38, respectively. For the three and nine months ended September 30, 2018, the Company had a net increase in net assets resulting from operations of $18.1 million and $58.0 million, respectively. For the same periods, earnings per average share were $0.43 and $1.37, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the SSLP Facility and the 2023 Unsecured Notes (collectively the “Credit Facilities”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of September 30, 2019, we had a total of $470.0 million of unused borrowing capacity under the Credit Facilities, subject to borrowing base limits.

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

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into a new senior secured credit agreement (the “Credit Facility”). The Credit Facility is composed of $470 million of revolving credit and $75 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $160 million in cash equivalents as of September 30, 2019.

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

Revolving & Term Loan Facilities

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into a new Credit Facility. The Credit Facility is composed of $470 million of revolving credit and $75 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At September 30, 2019, outstanding USD equivalent borrowings under the Credit Facility totaled $212.8 million, composed of $137.8 million of revolving credit and $75.0 million of term loans.

On May 31, 2019, the Company as transferor and SSLP 2016-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number two to the $200 million SSLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the SSLP Facility. The SSLP Facility is scheduled to mature on May 31, 2024. The SSLP Facility generally bears interest at a rate of LIBOR plus 2.25%. The Company and SSLP 2016-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $82.2 million of borrowings outstanding as of September 30, 2019.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into the NEFPASS Facility with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $30.0 million of borrowings outstanding as of September 30, 2019.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At September 30, 2019, the Company was in compliance with all financial and operational covenants required by our Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of September 30, 2019:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities(1)	$250.0	$—	$—	$250.0	$—
Unsecured senior notes	246.0	—	150.0	96.0	—
Term Loans	75.0	—	—	75.0	—

(1)	As of September 30, 2019, we had a total of $470.0 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2019 (through September 30, 2019)	$137,800	$632	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
Fiscal 2009	88,114	8,920	—	N/A
2022 Unsecured Notes
Fiscal 2019 (through September 30, 2019)	150,000	689	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2019 (through September 30, 2019)	21,000	97	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2023 Unsecured Notes
Fiscal 2019 (through September 30, 2019)	75,000	344	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2019 (through September 30, 2019)	$75,000	344	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
NEFPASS Facility
Fiscal 2019 (through September 30, 2019)	30,000	138	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019 (through September 30, 2019)	82,185	377	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2019 (through September 30, 2019)	$570,985	$2,621	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A
Fiscal 2009	88,114	8,920	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of September 30, 2019, asset coverage was 262.1%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
(in millions)
Crystal Financial LLC*	$44.3	$44.3
Kindred Biosciences, Inc.	13.8	—
Rubius Therapeutics, Inc.	13.4	26.8
GenMark Diagnostics, Inc.	10.6	3.0
BAM Capital, LLC	10.3	15.0
Centrexion Therapeutics, Inc.	7.6	—
Phynet Dermatology LLC	5.4	12.4
Cerapedics, Inc.	5.4	—
PQ Bypass, Inc.	4.8	4.8
Cardiva Medical, Inc.	4.5	9.0
Enhanced Capital Group, LLC	2.5	—
Solara Medical Supplies, Inc.	2.0	1.2
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	1.7	—
RS Energy Group U.S., Inc.	1.7	1.7
MRI Software LLC	1.4	—
iCIMS, Inc.	0.8	0.8
Atria Wealth Solutions, Inc.	0.4	1.5
BioElectron Technology Corporation	—	17.5
Tetraphase Pharmaceuticals, Inc.	—	13.8
Corindus Vascular Robotics, Inc.	—	6.2
Kingsbridge Holdings, LLC	—	4.1
Breathe Technologies, Inc.	—	4.0
Delphinus Medical Technologies, Inc.	—	1.9
Datto, Inc.	—	1.7

Total Commitments	$130.6	$169.7

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2019 and December 31, 2018, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2019
November 4, 2019	December 19, 2019	January 3, 2020	$0.41
August 5, 2019	September 19, 2019	October 2, 2019	0.41
May 6, 2019	June 20, 2019	July 2, 2019	0.41
February 21, 2019	March 21, 2019	April 3, 2019	0.41

Total 2019			$1.64

Fiscal 2018
November 5, 2018	December 20, 2018	January 4, 2019	$0.41
August 2, 2018	September 20, 2018	October 2, 2018	0.41
May 7, 2018	June 21, 2018	July 3, 2018	0.41
February 22, 2018	March 22, 2018	April 3, 2018	0.41

Total 2018			$1.64

Fiscal 2017
November 2, 2017	December 21, 2017	January 4, 2018	$0.40
August 1, 2017	September 21, 2017	October 3, 2017	0.40
May 2, 2017	June 22, 2017	July 5, 2017	0.40
February 22, 2017	March 23, 2017	April 4, 2017	0.40

Total 2017			$1.60

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the nine months ended September 30, 2019, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of September 30, 2019 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would reduce our net investment income by eight cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2019 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately twelve cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2019, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	($0.08)	$0.12

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2019 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 21, 2019 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period ended September 30, 2019 to the risk factors discussed in “Risk Factors” in the February 21, 2019 filing of our Annual Report on Form 10-K. In addition, please see our risk factors within our Form N-2 filed on June 21, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2019.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On October 31, 2019, Solar Capital Ltd. (the “Company”) terminated, and extinguished its debt under, the $200 million revolving credit facility with Wells Fargo Bank, NA as administrative agent (the “SSLP Facility”), pursuant to which the Company’s wholly-owned subsidiary, SSLP 2016-1, LLC, was the borrower and the Company was the servicer. The SSLP Facility was scheduled to mature on May 31, 2024 and generally bore interest at a rate of LIBOR plus 2.25%. There were (i) no material circumstances surrounding the termination of the SSLP Facility, and (ii) no early termination penalties incurred by the Company.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023(8)

4.4	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Senior Secured Credit Agreement by and between the Registrant, Citibank, N.A., as administrative agent, the lenders party thereto and JPMorgan Chase Bank, N.A., as syndication agent*

10.6	Third Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(7)

10.7	Form of Custodian Agreement(6)

10.8	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(5)

10.9	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.10	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.11	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.12	Form of Registration Rights Agreement(4)

10.13	Form of Subscription Agreement(4)

10.14	Consent and Omnibus Amendment to Transaction Documents by and among the Registrant, SSLP 2016-1, LLC, each of the Conduit Lenders and Institutional Lenders and Wells Fargo Bank, N.A., as administrative agent and collateral agent(9)

10.15	Amendment No. 2 to Loan and Servicing Agreement by and among SSLP 2016-1 LLC, as borrower, the Registrant as servicer and transferor, each of the conduit lenders, institutional lenders and lender agents from time to time party hereto and Wells Fargo Bank, N.A. as the administrative agent and collateral agent(11)

Exhibit Number	Description

14.1	Code of Ethics(10)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(5)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
(6)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(7)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on August 6, 2018.
(8)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.
(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 21, 2019.
(10)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on May 6, 2019.
(11)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on August 5, 2019.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2019.

SOLAR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)