Form 10-K
period 2019-12-31
Solar Capital Ltd.
filed 2020-02-20
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 814-00754

SOLAR CAPITAL LTD.

(Exact name of registrant as specified in its charter)

Maryland	26-1381340
(State of Incorporation)	(I.R.S. Employer Identification Number)

500 Park Avenue New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 993-1670

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	SLRC	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 28, 2019 based on the closing price on that date of $20.53 on the NASDAQ Global Select Market was approximately $815.9 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 42,260,826 shares of the Registrant’s common stock outstanding as of February 18, 2020.

SOLAR CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

PART I

Item 1.	Business

Solar Capital Ltd. (“Solar”, “Solar Capital”, the “Company”, “we” or “our”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

In February 2010, we completed our initial public offering and a concurrent private offering of shares to our senior management team.

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, stretch-senior loans, financing leases and to a lesser extent, unsecured loans and equity securities. We define “middle market” to refer to companies with annual revenues typically between $50 million and $1 billion. Our investments in stretch-senior loans represent loans where the amount of senior debt of the portfolio company is larger than a traditional senior secured loan but is less than a unitranche loan. From time to time, we may also invest directly in the debt and equity of public companies that are thinly traded and such investments will not be limited to any minimum or maximum market capitalization. In addition, we may invest in foreign markets, including emerging markets. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives.

In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, some of our debt investments will not fully amortize during their lifetime, which means that a borrower may be unable to payoff its debt due to bankruptcy or other reasons and therefore we may write-off such debt investment prior to its scheduled maturity. Upon such an occurrence, we may realize a loss or a substantial amount of unpaid principal and interest due upon maturity.

Our investment activities are managed by Solar Capital Partners, LLC (“Solar Capital Partners” or the “Investment Adviser”) and supervised by our board of directors, a majority of whom are non-interested, as such term is defined in the 1940 Act. Solar Capital Management, LLC (“Solar Capital Management”) provides the administrative services necessary for us to operate.

As of December 31, 2019, our investment portfolio totaled $1.5 billion and our net asset value was $905.9 million. Our portfolio was comprised of debt and equity investments in 108 portfolio companies.

During the fiscal year ended December 31, 2019, we invested approximately $404 million in over 50 portfolio companies. Investments sold or prepaid during the fiscal year ended December 31, 2019 totaled approximately $362 million.

Solar Capital Partners

Solar Capital Partners, our investment adviser, is controlled and led by Michael S. Gross, our Chairman and Co-Chief Executive Officer, and Bruce Spohler, our Co-Chief Operating Officer and Chief Operating Officer. They are supported by a team of investment professionals. Solar Capital Partners’ investment team has extensive experience in leveraged lending and private equity, as well as significant contacts with financial sponsors.

In addition, at December 31, 2019, Solar Capital Partners serves as investment adviser to private funds and managed accounts as well as to Solar Senior Capital Ltd. (or “Solar Senior”), another publicly traded BDC that primarily invests directly and indirectly in leveraged, private middle market companies in the form of senior secured loans, including first lien and stretch-senior debt instruments, and SCP Private Credit Income BDC LLC, an unlisted BDC that primarily invests in first lien and stretch first lien loans to upper middle market private leveraged companies. Through December 31, 2019, the investment team led by Messrs. Gross and Spohler has invested approximately $9.0 billion in more than 390 different portfolio companies involving approximately 200 different financial sponsors. As of February 18, 2020, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 5.8% of our outstanding common stock.

Mr. Gross has over 25 years of experience in the private equity, distressed debt and mezzanine i.e., actually or structurally subordinated lending businesses and has been involved in originating, structuring, negotiating, consummating and managing private equity, distressed debt and mezzanine lending transactions. Prior to his current role as our Chairman, Co-Chief Executive Officer and President, Mr. Gross founded Apollo Investment Corporation, a publicly traded BDC. He served as its chairman from February 2004 to July 2006 and its chief executive officer from February 2004 to February 2006. Under his management, Apollo Investment Corporation raised approximately $930 million in gross proceeds in an initial public offering in April 2004, built a dedicated investment team and infrastructure and invested approximately $2.3 billion in over 65 companies in conjunction with 50 different private equity sponsors. Mr. Gross is also a founder and a former senior partner of Apollo Management, L.P., a leading private equity firm. During his tenure at Apollo Management, L.P., Mr. Gross was a member of the investment committee that was responsible for overseeing more than $13 billion of investments in over 150 companies.

Mr. Gross also currently serves on the boards of directors of three public companies, and in the past has served on the boards of directors of more than 20 public and private companies. As a result, Mr. Gross has developed an extensive network of private equity sponsor relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants that we believe should provide us with significant business opportunities.

We also rely on the over 25 years of experience of Mr. Spohler, who has served as our Chief Operating Officer and a partner of Solar Capital Partners since its inception and as Co-Chief Executive Officer since June 2019. Previously, Mr. Spohler was a managing director and a former co-head of U.S. Leveraged Finance for CIBC World Markets. He held numerous senior roles at CIBC World Markets, including serving on the U.S. Management Committee, Global Executive Committee and the Deals Committee, which approves all of CIBC World Markets’ U.S. corporate finance debt capital decisions. During Mr. Spohler’s tenure, he was responsible for senior loan, high yield and mezzanine origination and execution, as well as CIBC World Markets’ below investment grade loan portfolio in the United States. As a co-head of U.S. Leveraged Finance, Mr. Spohler oversaw over 300 capital raising and merger and acquisition transactions, comprising over $40 billion in market capitalization.

Solar Capital Partners’ senior investment professionals have been active participants in the primary and secondary leveraged credit markets throughout their careers. They have effectively managed portfolios of distressed and mezzanine debt as well as other investment types. The depth of their prior experience and credit market expertise has led them through various stages of the economic cycle as well as several market disruptions.

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

License Agreement

We have entered into a license agreement with Solar Capital Partners pursuant to which Solar Capital Partners has agreed to grant us a non-exclusive, royalty-free license to use the name “Solar Capital.” Under this agreement, we have a right to use the Solar Capital name for so long as the Investment Advisory and Management Agreement with our investment adviser is in effect. Other than with respect to this limited license, we will have no legal right to the “Solar Capital” name.

Market Opportunity

Solar Capital invests primarily in leveraged middle-market companies, including in senior secured loans, stretch-senior loans and to a lesser extent, unsecured loans and equity securities. We believe that the size of this market, coupled with leveraged companies’ need for flexible sources of capital at attractive terms and rates, creates an attractive investment environment for us.

•

Middle-market companies have faced increasing difficulty in accessing the capital markets. While many middle-market companies were formerly able to raise funds by issuing high-yield bonds, we believe this approach to financing has become more difficult in recent years as institutional investors have sought to invest in larger, more liquid offerings. In addition, many private finance companies that historically financed their lending and investing activities through securitization transactions have lost that source of funding and reduced lending significantly. Moreover, consolidation of lenders and market participants and the illiquid nature of investments have resulted in fewer middle-market lenders and market participants.

•

There is a large pool of uninvested private equity capital likely to seek additional capital to support their investments. We believe there is more than $600 billion of uninvested private equity capital seeking debt financing to support acquisitions.

•

The significant amount of debt maturing through 2021 should provide additional demand for capital. A high volume of financings are expected to mature over the next few years. We believe that this supply of prospective lending opportunities coupled with a lack of available credit in the middle-market lending space may offer attractive risk-adjusted returns to investors. Risk-adjusted return compares returns against the amount of risk incurred. The term “risk-adjusted return” does not imply that an investment is no risk or low risk.

•

Investing in private middle-market debt provides an attractive risk reward profile. In general, terms for illiquid, middle-market subordinated debt have been more attractive than those for larger corporations which are typically more liquid. We believe this is because fewer institutions are able to invest in illiquid asset classes.

Therefore, we believe that there is an attractive opportunity to invest in leveraged middle-market companies, including in senior secured loans, stretch-senior loans, unitranche loans and to a lesser extent, unsecured loans and equity securities, and that we are well positioned to serve this market.

Competitive Advantages and Strategy

We believe that we have the following competitive advantages over other providers of financing to leveraged companies.

Management Expertise

As managing partner, Mr. Gross has principal management responsibility for Solar Capital Partners, to which he currently dedicates substantially all of his time. Mr. Gross has over 25 years of experience in leveraged finance, private equity and distressed debt investing. Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and a partner of Solar Capital Partners, has over 25 years of experience in evaluating and executing leverage finance transactions.

Investment Capacity

The proceeds from our initial public offering and the Concurrent Private Placement, the borrowing capacity under the senior secured credit facility led by Citibank, N.A. (the “Credit Facility”), our $50 million NEFPASS SPV credit facility (the “NEFPASS Facility”), our $75 million of unsecured senior notes due 2023 (the “2023 Unsecured Notes”), our $150 million of unsecured senior notes due 2022 (the “2022 Unsecured Notes”), our $21 million of unsecured senior notes due 2022 (the “2022 Tranche C Notes”), our $125 million of unsecured notes due 2024 (the “2024 Unsecured Notes”), our $75 million of unsecured notes due 2026 (the “2026 Unsecured Notes”) and the expected repayments of existing investments provide us with a substantial amount of capital available for deployment into new investment opportunities. We believe we are well positioned for the current marketplace.

Solar Capital’s Limited Leverage

As of December 31, 2019, we had total outstanding borrowings of approximately $593.9 million. Under the provisions of the 1940 Act, we are permitted to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of December 31, 2019, our asset coverage ratio was 252.5%. We believe our relatively low level of leverage provides us with a competitive advantage, allowing us to anticipate providing a consistent distribution to our investors, as proceeds from our investments are available for reinvestment as opposed to being consumed by debt repayment. We may increase our relative level of debt in the future. However, we do not currently anticipate operating with a substantial amount of debt relative to our total assets.

Proprietary Sourcing and Origination

We believe that Solar Capital Partners’ senior investment professionals’ longstanding relationships with financial sponsors, commercial and investment banks, management teams and other financial intermediaries provide us with a strong pipeline of proprietary origination opportunities. We expect to continue leveraging the relationships Mr. Gross established while sourcing and originating investments at Apollo Investment Corporation (“Apollo”) as well as the financial sponsor relationships Mr. Spohler developed while he was a co-head of CIBC World Markets’ U.S. Leveraged Finance Group.

Versatile Transaction Structuring and Flexibility of Capital

We believe Solar Capital Partners’ senior investment team’s broad expertise and ability to draw upon its extensive experience enable us to identify, assess and structure investments successfully across all levels of a company’s capital structure and to manage potential risk and return at all stages of the economic cycle. The attempt to manage risk does not imply low risk or no risk. While we are subject to significant regulation as a

BDC, we are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. As a result, we believe that we can be more flexible than such lending institutions in selecting and structuring investments, adjusting investment criteria, transaction structures and, in some cases, the types of securities in which we invest.

Emphasis on Achieving Strong Risk-Adjusted Returns

Solar Capital Partners uses a structured investment and risk management process that emphasizes research and analysis. Solar Capital Partners seeks to build our portfolio on a “bottom-up” basis, choosing and sizing individual positions based on their relative risk/reward profiles as a function of the associated downside risk, volatility, correlation with the existing portfolio and liquidity. At the same time, Solar Capital Partners takes into consideration a variety of factors in managing our portfolio and imposes portfolio-based risk constraints promoting a more diverse portfolio of investments and limiting issuer and industry concentration. We do not pursue short-term origination targets. We believe this approach enables us to build an attractive investment portfolio that meets our return and value criteria over the long term. We believe it is critical to conduct extensive due diligence on investment targets. In evaluating new investments we, through Solar Capital Partners, conduct a rigorous due diligence process.

Dedication of Resources to Industries with Substantial Information Flow

We dedicate our investing resources to industries characterized by strong cash flow and in which Solar Capital Partners’ investment professionals have deep investment experience. As a result of their investment experience, Messrs. Gross and Spohler, together with Solar Capital Partners’ other senior investment professionals, have long-term relationships with management consultants and management teams in the industries we target, as well as substantial information concerning those industries.

Longer Investment Horizon

Unlike private equity and venture capital funds, we will not be subject to standard periodic capital return requirements. Such requirements typically stipulate that the capital of these funds, together with any capital gains on such invested funds, can only be invested once and must be returned to investors after a pre-agreed time period. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to generate favorable returns relative to the risks of our invested capital and enables us to be a better long-term partner for our portfolio companies.

Investments

Solar Capital seeks to create a diverse portfolio that includes senior secured loans, stretch-senior loans and to a lesser extent unsecured loans and equity securities by investing approximately $5 million to $100 million of capital, on average, in the securities of leveraged companies, including middle-market companies. We expect that this investment size will vary with the size of our capital base and/or for strategic initiatives. Structurally, unsecured loans usually rank subordinate in priority of payment to senior debt, such as senior bank debt. As such, other creditors may rank senior to us in the event of insolvency. However, unsecured loans rank senior to common and preferred equity in a borrowers’ capital structure. Due to its higher risk profile and often less restrictive covenants as compared to senior loans, unsecured loans generally earn a higher return than senior secured loans.

In addition to senior secured loans, stretch-senior loans and unsecured loans, we may invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our returns to our investors. These investments may include direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are speculative and are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, some of our debt investments will not fully amortize during their lifetime, which means that a borrower may be unable to payoff its debt due to bankruptcy or other reasons and therefore we may write-off such debt investment prior to its scheduled maturity. Upon such an occurrence, we may realize a loss or a substantial amount of unpaid principal and interest due upon maturity. We may invest up to 30% of our total assets in such opportunistic investments, including loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act.

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

Our principal focus is to provide senior secured loans and stretch-senior loans to leveraged companies in a variety of industries. We generally seek to target companies that generate positive cash flows and/or have substantial assets that secure our loans. We generally seek to invest in companies from the broad variety of industries in which our investment adviser has direct expertise.

The following is a representative list of the industries in which we may invest:

•	Aerospace & Defense

•	Air Freight & Logistics

•	Airlines

•	Asset Management

•	Automobiles

•	Building Products

•	Chemicals

•	Commercial Services & Supplies

•	Communications Equipment

•	Construction & Engineering

•	Consumer Finance

•	Containers & Packaging

•	Distributors

•	Diversified Consumer Services

•	Diversified Financial Services

•	Diversified Real Estate Activities

•	Diversified Telecommunications Services

•	Education Services

•	Energy Equipment & Services

•	Food Products

•	Footwear

•	Health Care Equipment & Supplies

•	Health Care Facilities

•	Health Care Providers & Services

•	Health Care Technology
•	Hotels, Restaurants & Leisure

•	Household & Personal Products

•	Industrial Conglomerates

•	Insurance

•	Internet Services & Infrastructure

•	IT Services

•	Leisure Equipment & Products

•	Life SciencesTools & Services

•	Machinery

•	Media

•	Multiline Retail

•	Multi-Sector Holdings

•	Oil, Gas & Consumer Fuels

•	Paper & Forest Products

•	Personal Products

•	Pharmaceuticals

•	Professional Services

•	Research & Consulting Services

•	Road & Rail

•	Software

•	Specialty Retail

•	Textiles, Apparel & Luxury Goods

•	Thrifts & Mortgage Finance

•	Trading Companies & Distributors

•	Utilities

•	Wireless Telecommunications Services

We may also invest in other industries if we are presented with attractive opportunities.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, or an investment adviser controlling, controlled by or under common control with Solar Capital Partners and is registered as an investment adviser under the Advisers Act, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive order obtained from the SEC on June 13, 2017 (the “New Exemptive Order”), which supersedes the exemptive order that we initially obtained on July 28, 2014 (the “Prior Exemptive Order”).

Pursuant to the New Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

At December 31, 2019, our portfolio consisted of 108 portfolio companies and was invested 31.0% in cash flow senior secured loans, 28.2% in asset-based senior secured loans / Crystal Financial LLC (“Crystal”), 21.5% in equipment senior secured financings / NEF Holdings, LLC (“NEF”), and 19.3% in life science senior secured loans, in each case, measured at fair value. We expect that our portfolio will continue to include primarily senior secured, stretch-senior, financing leases and to a lesser extent, unsecured loans and equity securities. In addition, we also expect to invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.

While our primary investment objective is to maximize current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2019 and December 31, 2018:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2019

Portfolio Company	% of Total Assets
Crystal Financial LLC*	15.2%
NEF Holdings, LLC*	7.4%
Genmark Diagnostics, Inc.	2.6%
Falmouth Group Holdings Corp. (AMPAC)	1.9%
KORE Wireless Group, Inc.	1.9%
Varilease Finance, Inc.	1.9%
Kingsbridge Holdings, LLC	1.7%
PhyMed Management LLC	1.7%
MRI Software, Inc.	1.6%
Equipment Operating Leases LLC*	1.5%

*

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment.

Industry	% of Total Assets
Diversified Financial Services	15.4%
Multi-Sector Holdings	13.3%
Health Care Providers & Services	10.0%
Pharmaceuticals	6.6%
Health Care Equipment & Supplies	5.6%
Software	3.2%
Commercial Services & Supplies	2.2%
Media	2.0%
Wireless Telecommunication Services	1.9%
Chemicals	1.9%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2018

Portfolio Company	% of Total Assets
Crystal Financial LLC*	17.4%
NEF Holdings, LLC*	8.6%
Falmouth Group Holdings Corp. (AMPAC)	2.4%
KORE Wireless Group, Inc.	2.2%
Varilease Finance, Inc.	2.0%
Equipment Operating Leases LLC*	2.0%
PhyMed Management LLC	1.9%
American Teleconferencing Services, Ltd. (PGI)	1.8%
Pet Holdings ULC & Pet Supermarket, Inc.	1.7%
PSKW, LLC & PDR, LLC	1.7%

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

Set forth below is a brief description of each portfolio company in which we have made an investment that represents greater than 5% of our total assets as of December 31, 2019.

Crystal Financial LLC

Crystal Financial LLC is an independent commercial finance company that provides primarily senior secured loans for both asset-based and cash flow financings to middle-market companies. Its team of experienced, responsive professionals has underwritten, closed and managed more than $20 billion in secured debt commitments across a wide range of industries. As of December 31, 2019, Crystal Financial LLC had 35 funded commitments to 28 different issuers with total funded loans of approximately $496.8 million on total assets of $520.0 million. Crystal’s competitors include other specialty finance companies and small banks. As with any lender, Crystal is exposed to interest rate risk, which it mostly mitigates by issuing loans with floating rates.

NEF Holdings, LLC

On July 31, 2017, the Company completed the acquisition of NEF Holdings, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. NEF Holdings is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. The Company invested $209.9 million in cash to effect the transaction, of which $145.0 million was invested in the equity of NEF Holdings through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64.9 million was used to purchase certain leases and loans held by NEF Holdings through NEFPASS LLC. At July 31, 2017, NEF Holdings also had two securitizations outstanding, with an issued note balance of $94.6 million, which were later redeemed in 2018. As of December 31, 2019, NEF had 168 funded equipment-backed leases and loans to 78 different customers with a total net investment in leases and loans of approximately $245.0 million on total assets of $304.2 million.

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

Solar Capital seeks to create a diverse portfolio that includes senior secured loans, stretch-senior loans and to a lesser extent, unsecured loans and equity securities by investing approximately $5 million to $100 million of capital. With respect to our senior secured loans, we seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

We structure our unsecured loans primarily subordinated loans that provide for relatively high, fixed or floating interest rates that provide us with significant current interest income. These loans typically have interest-only payments in the early years, with amortization of principal, if any, deferred to the later years of the unsecured loans. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment. Also, in some cases our unsecured loans may be collateralized by a subordinated lien on some or all of the assets of the borrower.

Typically, our senior secured and unsecured loans have final maturities of five to ten years. However, we expect that our portfolio companies often may repay these loans early, generally within three to four years from the date of initial investment. In some cases and when available, we seek to structure these loans with prepayment premiums to capture foregone interest.

In the case of our senior secured and unsecured loan investments, we tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior or fulcrum position in the capital structure of our portfolio companies, we will seek to limit the downside potential of our investments by:

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

Solar Capital Partners has several methods of evaluating and monitoring the performance and fair value of our investments, which include the following:

•	Assessment of success in adhering to each portfolio company’s business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to other Solar Capital invested portfolio companies in the industry, if any;

•	Attendance at and participation in board meetings; and

•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2019 and December 31, 2018 the weighted average investment rating on the fair market value of our portfolio was a 2. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

Staffing

We do not currently have any employees. Mr. Gross, our Chairman and Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, Solar Capital Partners. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief

Financial Officer for Solar Capital Partners. Guy Talarico, our Chief Compliance Officer, is the Chief Executive Officer of Alaric Compliance Services, LLC, and performs his functions as our Chief Compliance Officer under the terms of an agreement between Solar Capital Management and Alaric Compliance Services, LLC. Solar Capital Management has retained Mr. Talarico and Alaric Compliance Services, LLC pursuant to its obligations under our Administration Agreement.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•

pursuant to Rule 13a-14 of the Securites Exchange Act of 1934 (the “1934 Act”), our co-chief executive officers and chief financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•

pursuant to Rule 13a-15 of the 1934 Act, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting and to obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

As a BDC, we are required to meet an asset coverage ratio, reflecting the value of our total assets to our total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 150%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

We are generally not able to issue and sell our common stock at a price below net asset value per share without annual stockholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At our Annual Meeting of Stockholders on October 8, 2019, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current asset value per share, subject to the approval by our board of directors for the offering. This authorization expires on the earlier of October 8, 2020 and the date of our 2020 Annual Meeting of Stockholders. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

(b) is not an investment company (other than a small business investment company wholly owned by the BDC); and

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

Investment Advisory Fees

Pursuant to an investment advisory and management agreement (the “Advisory Agreement”), we have agreed to pay Solar Capital Partners a fee for investment advisory and management services consisting of two components — a base management fee and a performance-based incentive fee.

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

Example 1: Income Related Portion of Incentive Fee (*):

Alternative 1:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle rate(1) = 1.75%

Management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 0.6125%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.70%

Hurdle rate(1) = 1.75%

Management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.0625%

Incentive fee = 100% × pre-incentive fee net investment income, subject to the “catch-up”(4)

= 100% × (2.0625% – 1.75%)

= 0.3125%

Alternative 3:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.00%

Hurdle rate(1) = 1.75%

Management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.3625%

Incentive fee = 20% × pre-incentive fee net investment income, subject to “catch-up”(4)

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

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K before you decide whether to make an investment in our securities. The risks described in this document and set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline or the value of our preferred stock, debt securities, subscription rights or warrants may decline, and you may lose all or part of your investment.

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

We invest primarily in leveraged middle-market companies in the form of senior secured loans, stretch-senior loans, financing leases and to a lesser extent, unsecured loans and equity securities.

Senior Secured Loans. When we make a senior secured term loan investment, including stretch-senior loan investments, in a portfolio company, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Unsecured Loans and Preferred Securities. Our unsecured and preferred investments are generally subordinated to senior loans and are generally unsecured. As such, other creditors may rank senior to us in the event of an insolvency. This may result in an above average amount of risk and loss of principal.

Equity Investments. When we invest in senior secured loans, stretch-senior loans, unitranche loans, unsecured loans or preferred securities, we may acquire common equity securities as well. In certain other unique circumstances we may also make equity investments in businesses that make senior loans and/or leases, such as our investments in Crystal Financial LLC and NEF Holdings LLC (“NEF Holdings”, or “NEF”). In addition, we may invest directly in the equity securities of portfolio companies without limitation as to market capitalization. For instance, we may invest in thinly traded companies, the prices of which may be subject to erratic market movement. Our goal is ultimately to exit such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Our portfolio may be concentrated in a limited number of portfolio companies and industries. For example, as of December 31, 2019, our investments in Crystal Financial LLC and NEF Holdings comprised 15.2% and 7.4%, respectively, of our total assets and our investments in diversified financial services and multi-sector holdings industries comprised 15.4% and 13.3%, respectively, of our total assets. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments may be concentrated in relatively few industries or portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.

The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are speculative and are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default. The secondary market for high yield securities may not be as liquid as the secondary market for more highly rated securities. In addition, many of our debt investments will not fully amortize during their lifetime, which means that a borrower may be unable to payoff its debt due to bankruptcy or other reasons and therefore we may write-off such debt investment prior to its scheduled maturity. Upon such an occurrence, we may realize a loss or a substantial amount of unpaid principal and interest due upon maturity.

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

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”) and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union. Because the U.K. Parliament rejected Prime Minister Theresa May’s proposed Brexit deal with the European Union in January 2019 and March 2019, and Prime Minister Theresa May’s resignation which was effective June 7, 2019, there was increased uncertainty on the timing of Brexit. Under current Prime Minister Boris Johnson, the House of Commons passed the Brexit deal on December 20, 2019 and the U.K. formally left the European Union on January 31, 2020. The U.K. has now entered into a transition period until December 31, 2020, where agreements surrounding trade and other aspects of the U.K.’s future relationship with the European Union will need to be finalized. Failure to come to terms on a free trade deal could result in checks and tariffs on U.K. goods traveling to the European Union and thus prolong the economic uncertainty. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

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

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our net asset value, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise equity and debt capital. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2019 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 8, 2019 and expiring on the earlier of the one-year anniversary of the date of the 2019 Annual Stockholders Meeting and the date of our 2020 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.

Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.

The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of our unwillingness to enter into transactions that violate any such laws or regulations.

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

The interest rates of our floating-rate loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments may include minimum interest rate floors which are calculated based on LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our financial instruments tied to LIBOR rates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a questions and the future of LIBOR at this time is uncertain.

Additionally, on June 12, 2019 the Staff of the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates. On December 30, 2019, the SEC’s Chairman, Division of Corporate Finance and Office of the Chief Accountant issued a statement to encourage audit committees in particular to understand management’s plans to identify and address the risks associated with the elimination of LIBOR, and, specifically, the impact on accounting and financial reporting and any related issues associated with financial products and contracts that reference LIBOR, as the risks associated with the discontinuation of LIBOR and transition to an alternative reference rate will be exacerbated if the work is not completed in a timely manner.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, the cessation of LIBOR could:

•

Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;

•

Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;

•	Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;

•

Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;

•

Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•	Cause us to incur additional costs in relation to any of the above factors.

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price.

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

The continued uncertainty related to the sustainability and pace of economic recovery in the U.S. and globally could have a negative impact on our business.

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

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

In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

We invest primarily in leveraged middle-market companies in the form of senior secured loans, stretch-senior loans, financing leases and to a lesser extent, unsecured loans and equity securities. Our portfolio companies typically have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. Any such limitations on the ability of our portfolio companies to make principal or interest payments to us, if at all, may reduce our net asset value and have a negative material adverse impact to our business, financial condition and results of operation.

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

Shares of BDCs may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value in the future. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2019 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 8, 2019 and expiring on the earlier of the one-year anniversary of the date of the 2019 Annual Stockholders Meeting and the date of our 2020 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the published guidance, distributions payable of a publicly offered RIC that are in cash or in shares of stock at the election of stockholders may be treated as taxable distributions. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of distributions paid in stock). If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

The shares of our common stock beneficially owned by each of Messrs. Gross and Spohler immediately prior to completion of our initial public offering, including any shares that are attributable to such shares issued pursuant to our dividend reinvestment plan, are no longer subject to lock-up restrictions that each of Messrs. Gross and Spohler agreed to in connection with our initial public offering, and are generally available for resale without restriction, subject to the provisions of Rule 144 promulgated under the Securities Act. In addition, on November 30, 2010, Messrs. Gross and Spohler jointly acquired 115,000 shares of our common stock in a private placement transaction conducted in accordance with Regulation D under the Securities Act. Such shares are generally available for resale without restriction, subject to the provisions of Rule 144 promulgated under the Securities Act. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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

At our 2019 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 8, 2019 and expiring on the earlier of the one-year anniversary of the date of the 2019 Annual Stockholders Meeting and the date of our 2020 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

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

Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from Investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

The senior investment professionals of Solar Capital Partners are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Messrs. Gross and Spohler will dedicate a significant portion of their time to the activities of Solar Capital; however, they may be engaged in other business activities which could divert their time and attention in the future. Specifically, Mr. Gross serves as Co-Chief Executive Officer and President of Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC. In addition, Mr. Spohler serves as Co-Chief Executive Officer and Chief Operating Officer of Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC.

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

As of December 31, 2019, we had $117.9 million outstanding under our senior secured revolving credit facility (the “Credit Facility”), composed of $42.9 million of revolving credit and $75.0 million outstanding of term loans, and $30.0 million outstanding under our NEFPASS Facility. We also had $75.0 million outstanding of the 2026 Unsecured Notes, $125.0 million outstanding of the 2024 Unsecured Notes, $75.0 million outstanding of the 2023 Unsecured Notes, $150.0 million outstanding of the 2022 Unsecured Notes, and $21.0 million outstanding of the 2022 Tranche C Notes. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

At our 2019 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 8, 2019 and expiring on the earlier of the one-year anniversary of the date of the 2019 Annual Stockholders Meeting and the date of our 2020 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

Our credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our publicly issued debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of, or trading market for, any publicly issued debt securities.

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

We borrow money as part of our business plan. Borrowings, also known as leverage magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of December 31, 2019, we had $117.9 million outstanding under our Credit Facility, composed of $42.9 million of revolving credit and $75.0 million outstanding of term loans, and $30.0 million outstanding under our NEFPASS Facility. We also had $75.0 million outstanding of the 2026 Unsecured Notes, $125.0 million outstanding of the 2024 Unsecured Notes, $75.0 million outstanding of the 2023 Unsecured Notes, $150.0 million outstanding of the 2022 Unsecured Notes, and $21.0 million outstanding of the 2022 Tranche C Notes. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, the 2026 Unsecured Notes, the 2024 Unsecured Notes, the 2022 Unsecured Notes, the 2023 Unsecured Notes, and the 2022 Tranche C Notes, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Also, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

As a BDC, we had generally been required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. However, our stockholders have approved a resolution permitting us to be subject to a 150% asset coverage ratio effective as of October 12, 2018. Even though we are subject to a 150% asset coverage ratio effective as of October 12, 2018, contractual leverage limitations under our existing credit facilities or future borrowings may limit our ability to incur additional indebtedness. On November 21, 2018, we entered into Amendment No. 3 to the Credit Facility which, among other things, reduced the asset coverage covenant in the Credit Facility from 200% to 150% and made certain related changes to the borrowing base calculations. On August 28, 2019, we entered into a new Senior Secured Credit Agreement to replace and refinance the Credit Facility, which permits 150% asset coverage. Some of our wholly and/or substantially owned portfolio companies, including Crystal Financial LLC and NEF Holdings, may incur significantly more leverage than we can but we do not consolidate Crystal Financial LLC and NEF Holdings and their leverage is non-recourse to us. Additionally, the Credit Facility requires us to comply with certain financial and other restrictive covenants including maintaining an asset coverage ratio of not less than 150% at any time. Failure to maintain compliance with these covenants could result in an event of default and all of our debt being declared immediately due and payable. If this ratio declines below 150%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(24.5)%	(13.7)%	(3.0)%	7.8%	18.6%

(1)

Assumes $1.95 billion in total assets and $593.9 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2019, and a cost of funds of 4.52%. Excludes non-leverage related expenses.

In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2019, we must achieve annual returns on our December 31, 2019 total assets of at least 1.4%.

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

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities and the 2022 Unsecured Notes on a quarterly basis in accordance with our valuation policy, which is at all times consistent with U.S. generally accepted accounting principles (“GAAP”). Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of material assets. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and, when utilized, the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

There are significant potential conflicts of interest, including Solar Capital Partners’ management of other investment funds such as Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC, which could impact our investment returns, and an investment in Solar Capital Ltd. is not an investment in Solar Senior Capital Ltd. or SCP Private Credit Income BDC LLC.

Our executive officers and directors, as well as the current and future partners of our investment adviser, Solar Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. For example, Solar Capital Partners presently serves as the investment adviser to Solar Senior Capital Ltd., a publicly-traded BDC that focuses on investing primarily in senior secured loans, including first lien and stretch-senior debt instruments, and SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer and board member, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Solar Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although Solar Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Solar Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.

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

Solar Capital Partners and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners’

allocation procedures. Related party transactions may occur among Solar Capital Ltd., Crystal Financial LLC, Equipment Operating Leases LLC and NEF Holdings. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Crystal Financial LLC, Equipment Operating Leases LLC or NEF Holdings.

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

In November 2019, the SEC proposed a rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

A particular area identified as subject to potential change, amendment or repeal includes the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” including the Volcker Rule and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended, or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations or financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

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

Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SLRC”. The following table sets forth, for each fiscal quarter during the last two fiscal years, the net asset value (“NAV”) per share of our common stock, the high and low closing sales prices for our common stock, such sales prices as a percentage of NAV per share and quarterly distributions per share.

	NAV(1)	Price Range		Premium or (Discount) of High Closing Price to NAV (2)	Premium or (Discount) of Low Closing Price to NAV (2)	Declared Distributions (3)
		High	Low
Fiscal 2019

Fourth Quarter	$21.44	$21.18	$19.98	(1.2)%	(6.8)%	$0.41
Third Quarter	21.90	21.07	20.15	(3.8)	(8.0)	0.41
Second Quarter	21.98	21.54	20.18	(2.0)	(8.2)	0.41
First Quarter	21.93	21.75	19.41	(0.8)	(11.5)	0.41
Fiscal 2018
Fourth Quarter	$21.75	$21.51	$18.62	(1.1)%	(14.4)%	$0.41
Third Quarter	21.95	21.97	20.56	0.0	(6.3)	0.41
Second Quarter	21.93	21.68	20.20	(1.1)	(7.9)	0.41
First Quarter	21.87	21.28	19.97	(2.7)	(8.7)	0.41

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

(2)	Calculated as of the respective high or low closing price divided by NAV and subtracting 1.
(3)	Represents the cash distribution for the specified quarter.

On February 14, 2020 the last reported sales price of our common stock was $20.96 per share. As of February 14, 2020, we had 18 shareholders of record.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. Since our IPO on February 9, 2010, our shares of common stock have traded at both a discount and a premium to the net assets attributable to those shares. As of February 14, 2020, our shares of common stock traded at a discount equal to approximately 2.2% of the net assets attributable to those shares based upon our net asset value as of December 31, 2019. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

STOCK PERFORMANCE GRAPH

This graph compares the cumulative total return on our common stock with that of the Standard & Poor’s BDC Index, Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from December 31, 2014 through December 31, 2019. The graph assumes that a person invested $10,000 in each of the following: our common stock (SLRC), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in additional shares of the same class of equity securities at the frequency with which dividends are paid of such securities during the applicable fiscal year.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

FEES AND EXPENSES

The following table is intended to assist an investor in understanding the costs and expenses that you will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this report contains a reference to fees or expenses paid by “us” or “Solar Capital,” or that “we” will pay fees or expenses, you will indirectly bear such fees or expenses as an investor in Solar Capital Ltd.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Dividend reinvestment plan expenses	—	%(3)

Total stockholder transaction expenses (as a percentage of offering price)	—	%(2)

Annual expenses (as a percentage of net assets attributable to common stock)(4):
Base management fee	2.95	%(5)
Incentive fees payable under our Investment Advisory and Management Agreement (up to 20%)	2.00	%(6)
Interest payments on borrowed funds	3.19	%(7)
Acquired fund fees and expenses	—%
Other expenses (estimated)	0.94	%(8)

Total annual expenses	9.08%

(1)

In the event that the shares of common stock are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load and the “Example” will be updated accordingly.

(2)	The prospectus supplement corresponding to each offering will disclose the applicable offering expenses and total stockholder transaction expenses.
(3)	The expenses of the dividend reinvestment plan are included in “other expenses.”
(4)	Annual Expenses are presented in this manner because common shareholders will bear all costs of running the Company.
(5)

Our 1.75% base management fee under the Investment Advisory and Management Agreement is based on our gross assets, which is defined as all the assets of Solar Capital, excluding temporary assets, including those acquired using borrowings for investment purposes, and assumes our gross assets remain consistent with gross assets for the fiscal year ended December 31, 2019.

(6)

Assumes that annual incentive fees earned by our investment adviser, Solar Capital Partners, remain consistent with the incentive fees earned by Solar Capital Partners for the fiscal year ended December 31, 2019. The incentive fee consists of two parts:

The first part, which is payable quarterly in arrears, equals 20% of the excess, if any, of our “Pre-Incentive Fee Net Investment Income” that exceeds a 1.75% quarterly (7.00% annualized) hurdle rate, which we refer to as the Hurdle, subject to a “catch-up” provision measured at the end of each calendar quarter. The first part of the incentive fee is computed and paid on income that may include interest that is accrued but not yet received in cash. The operation of the first part of the incentive fee for each quarter is as follows:

•	no incentive fee is payable to our investment adviser in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the Hurdle of 1.75%;

•

100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle but is less than 2.1875% in any calendar quarter (8.75% annualized) is payable to our investment adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle but is less than 2.1875%) as the “catch-up.” The “catch-up” is meant to provide our investment adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a Hurdle did not apply when our Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter; and

•

20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to our investment adviser (once the Hurdle is reached and the catch-up is achieved, 20% of all Pre-Incentive Fee Investment Income thereafter is allocated to our investment adviser).

The second part of the incentive fee equals 20% of our “Incentive Fee Capital Gains,” if any, which equals our realized capital gains on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The second part of the incentive fee is payable, in arrears, at the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date).

(7)

We have historically and will in the future borrow funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. The costs associated with our outstanding borrowings are indirectly born by our investors. For purposes of this section, we have computed interest expense using the average consolidated balance outstanding for borrowings during the fiscal year ended December 31, 2019. We used the London Interbank Offered Rate (“LIBOR”) rate or similar base rate on December 31, 2019 and the interest rate on the Credit Facility, the NEFPASS Facility, the 2026 Unsecured Notes, the 2024 Unsecured Notes, the 2023 Unsecured Notes, the 2022 Unsecured Notes and the 2022 Tranche C Notes on December 31, 2019. We have also included, as applicable, the estimated amortization of fees incurred in establishing the Credit Facility, the NEFPASS Facility, the 2026 Unsecured Notes, the 2024 Unsecured Notes, the 2023 Unsecured Notes, the 2022 Unsecured Notes and the 2022 Tranche C Notes as of December 31, 2019. Additionally, we included the estimated cost of commitment fees for unused balances on the Credit Facility and the NEFPASS Facility. As of December 31, 2019, we had $117.9 million outstanding under the Credit Facility, $30 million outstanding under our NEFPASS Facility, and $75 million, $125 million, $75 million, $150 million and $21 million outstanding under the 2026 Unsecured Notes, the 2024 Unsecured Notes, the 2023 Unsecured Notes, the 2022 Unsecured Notes and the 2022 Tranche C Notes, respectively. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act, although we have no immediate intention to do so.

(8)

“Other expenses” are based on estimated amounts for the current fiscal year, which considers the amounts incurred for the fiscal year ended December 31, 2019 and include our overhead expenses, including payments under our Administration Agreement based on our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses would remain at the levels set forth in the table above and have excluded performance-based incentive fees. As such, the below example is based on an annual expense ratio of 7.08%. See Note 7 below for additional information regarding certain assumptions regarding our level of leverage. In the event that shares are sold to or through underwriters, a corresponding prospectus supplement will restate this example to reflect the applicable sales load.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$71	$208	$340	$645

The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee under the Investment Advisory and Management Agreement, which, assuming a 5% annual return, would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the example. This illustration assumes that we will not realize any capital gains (computed net of all realized capital losses and unrealized capital depreciation) in any of the indicated time periods. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses and returns to our investors would be higher. For example, if we assumed that we received our 5% annual return completely in the form of net realized capital gains on our investments, computed net of all cumulative unrealized depreciation on our investments, the projected dollar amount of total cumulative expenses set forth in the above illustration would be as follows:

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$81	$235	$380	$705

In addition, the example assumes no sales load. Also, while the example assumes reinvestment of all distributions at net asset value, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the distribution payment date, which may be at, above or below net asset value unless the company makes open market purchases and the shares received will be determined based on the average price paid by our agent, plus commissions.

Item 6.	Selected Financial Data

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2019, 2018, 2017, 2016 and 2015. Financial information for the periods ending December 31, 2019, 2018, 2017, 2016 and 2015 has been derived from our consolidated financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

($ in thousands, except per share data)	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Income statement data:
Total investment income	$154,711	$153,526	$143,338	$151,839	$115,560
Total expenses	$82,266	$78,637	$74,975	$80,738	$51,204
Net investment income	$72,445	$74,889	$68,363	$71,101	$64,356
Net realized gain (loss)	$(1,760)	$2,078	$(12,015)	$776	$(4,874)
Net change in unrealized gain (loss)	$(14,669)	$(10,093)	$14,082	$34,938	$(45,402)
Net increase in net assets resulting from operations	$56,016	$66,874	$70,430	$106,815	$14,080
Per share data:
Net investment income (1)	$1.71	$1.77	$1.62	$1.68	$1.52
Net realized and unrealized gain (loss)(1)	$(0.38)	$(0.19)	$0.05	$0.84	$(1.18)
Dividends and distributions declared	$1.64	$1.64	$1.60	$1.60	$1.60

	As of December 31, 2019	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015
Balance sheet data:
Total investment portfolio	$1,494,824	$1,456,080	$1,461,170	$1,304,778	$1,312,591
Cash and cash equivalents	$436,354	$207,216	$150,789	$312,046	$277,570
Total assets	$1,949,889	$1,683,429	$1,641,565	$1,650,547	$1,620,300
Debt	$593,900	$476,185	$541,600	$390,200	$432,900
Net assets	$905,880	$919,171	$921,605	$918,507	$882,698
Per share data:
Net asset value per share	$21.44	$21.75	$21.81	$21.74	$20.79
Other data (unaudited):
Total return(2)	16.2%	2.8%	4.5%	37.5%	(0.3%)
Number of portfolio companies at period end	108	117	93	63	54

(1)

The per-share calculations are based on weighted average shares of 42,260,826, 42,260,826, 42,257,692, 42,258,143 and 42,465,158 for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

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

On February 9, 2010, we priced our initial public offering, selling 5.68 million shares of our common stock. Concurrent with our initial public offering, Michael S. Gross, our Chairman, Co-Chief Executive Officer and

President, and Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, collectively purchased an additional 0.6 million shares of our common stock through a private placement transaction exempt from registration under the Securities Act.

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, stretch-senior loans, financing leases and to a lesser extent, unsecured loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives. Our investment activities are managed by Solar Capital Partners, LLC (the “Investment Adviser”) and supervised by our board of directors, a majority of whom are non-interested, as such term is defined in the 1940 Act. Solar Capital Management, LLC (the “Administrator”) provides the administrative services necessary for us to operate.

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

As of December 31, 2019, the Investment Adviser has directly invested approximately $9.0 billion in more than 390 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with approximately 200 different financial sponsors.

Recent Developments

On February 12, 2020, a new lender to the Company executed a commitment increase to our Credit Facility providing for an additional $75.0 million of revolving credit, bringing our Credit Facility’s total revolving credit capacity to $545.0 million.

On February 20, 2020, our Board declared a quarterly distribution of $0.41 per share payable on April 3, 2020 to holders of record as of March 19, 2020.

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

Portfolio and Investment Activity

During the year ended December 31, 2019, we invested approximately $404 million across over 50 portfolio companies. This compares to investing approximately $586 million in 65 portfolio companies for the year ended December 31, 2018. Investments sold, prepaid or repaid during the year ended December 31, 2019 totaled approximately $362 million versus approximately $624 million for the year ended December 31, 2018.

At December 31, 2019, our portfolio consisted of 108 portfolio companies and was invested 31.0% in cash flow senior secured loans, 28.2% in asset-based senior secured loans / Crystal, 21.5% in equipment senior secured financings / NEF, and 19.3% in life science senior secured loans, in each case, measured at fair value, versus 117 portfolio companies invested 33.1% in cash flow senior secured loans, 27.8% in asset-based senior secured loans / Crystal, 21.6% in equipment senior secure financings / NEF, and 17.5% in life science senior secured loans, in each case, measured at fair value, at December 31, 2018.

At December 31, 2019, 77.5% or $1.14 billion of our income producing investment portfolio* is floating rate and 22.5% or $331.9 million is fixed rate, measured at fair value. At December 31, 2018, 74.6% or $1.08 billion of our income producing investment portfolio* is floating rate and 25.4% or $366.1 million is fixed rate, measured at fair value. As of December 31, 2019 and 2018, we had one and zero issuers on non-accrual status, respectively.

Since inception through December 31, 2019, Solar Capital and its predecessor companies have invested approximately $6.3 billion in more than 280 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 150 different financial sponsors.

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

As of December 31, 2019, Crystal Financial LLC had 35 funded commitments to 28 different issuers with total funded loans of approximately $496.8 million on total assets of $518.0 million. As of December 31, 2018, Crystal Financial LLC had 31 funded commitments to 26 different issuers with total funded loans of approximately $413.9 million on total assets of $483.8 million. As of December 31, 2019 and December 31, 2018, the largest loan outstanding totaled $45.0 million and $37.5 million, respectively. For the same periods, the average exposure per issuer was $17.7 million and $15.9 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $276.0 million and $206.0 million of borrowings outstanding at December 31, 2019 and December 31, 2018, respectively. For the years ended December 31, 2019 and 2018, Crystal Financial LLC had net income of $8.0 million and $33.0 million, respectively, on gross income of $61.2 million and $58.8 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Crystal Financial LLC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Crystal Financial LLC will be able to maintain consistent dividend payments to us. Crystal Financial LLC’s consolidated financial statements for the fiscal years ended December 31, 2019 and December 31, 2018 are attached as an exhibit to this annual report on Form 10-K.

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

As of December 31, 2019, NEF had 168 funded equipment-backed leases and loans to 78 different customers with a total net investment in leases and loans of approximately $245.0 million on total assets of $304.2 million. As of December 31, 2018, NEF had 207 funded equipment-backed leases and loans to 82 different customers with a total net investment in leases and loans of approximately $237.2 million on total assets of $293.2 million. As of December 31, 2019 and December 31, 2018, the largest position outstanding totaled $26.9 million and $28.5 million, respectively. For the same periods, the average exposure per customer was $3.1 million and $2.9 million, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $128.2 million and $119.3 million of borrowings outstanding at December 31, 2019 and December 31, 2018, respectively. For the years ended December 31, 2019 and 2018, NEF had net income (loss) of ($6.0) million and $3.4 million, respectively, on gross income of $31.9 million and $30.0 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NEF’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NEF will be able to maintain consistent dividend payments to us. NEF’s consolidated financial statements for the fiscal years ended December 31, 2019 and December 31, 2018 are attached as an exhibit to this annual report on Form 10-K.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the fiscal years ended December 31, 2019, 2018 and 2017, capitalized PIK income totaled $1.1 million, $0.9 million and $0.2 million, respectively.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company will adopt ASU 2018-13 effective in fiscal year 2020.

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

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2019 and December 31, 2018. Results for the fiscal year ended December 31, 2017 can be found in Item 7 of the Company’s report on Form 10-K filed on February 21, 2019, which is incorporated by reference herein.

Investment Income

For the fiscal years ended December 31, 2019 and 2018, gross investment income totaled $154.7 million and $153.5 million, respectively. The increase in gross investment income from 2018 to 2019 was primarily due to growth of the average income producing investment portfolio.

Expenses

Expenses totaled $82.3 million and $78.6 million, respectively, for the fiscal years ended December 31, 2019 and 2018, of which $44.9 million and $44.5 million, respectively, were base management fees and performance-based incentive fees and $28.9 million and $24.7 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $8.5 million and $9.4 million, respectively, for the fiscal years ended December 31, 2019 and 2018. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses from 2018 to 2019 was primarily due to higher interest expense resulting from generally higher average LIBOR and an increase in average borrowings to support a larger average income producing investment portfolio.

Net Investment Income

The Company’s net investment income totaled $72.4 million and $74.9 million, or $1.71 and $1.77, per average share, respectively, for the fiscal years ended December 31, 2019 and 2018.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $362 million and $624 million, respectively, for the fiscal years ended December 31, 2019 and 2018. Net realized gains (losses) over the same periods were ($1.8) million and $2.1 million, respectively. Net realized loss for fiscal year 2019 was primarily related to the extinguishment of debt. Net realized gains for fiscal year 2018 were related to the sale of select assets and the redemption of warrants.

Net Change in Unrealized Gain (Loss)

For the fiscal years ended December 31, 2019 and 2018, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($14.7) million and ($10.1) million, respectively. Net unrealized loss for the fiscal year ended December 31, 2019 is primarily due to unrealized depreciation in the value of our investments in IHS Intermediate, Inc., SOAGG LLC and American Teleconferencing Services, Ltd., among others, partially offset by unrealized appreciation in the value of our investments in Crystal Financial LLC, PPT Management Holdings, LLC and Alteon Health, LLC, among others. Net unrealized loss for the fiscal year ended December 31, 2018 is primarily due to unrealized depreciation in the value of our investments in Crystal Financial LLC, Rug Doctor, LLC and IHS Intermediate, Inc. among others, partially offset by unrealized appreciation in the value of our investments in SOAGG LLC and Phymed Management LLC, among others.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2019 and 2018, the Company had a net increase in net assets resulting from operations of $56.0 million and $66.9 million, respectively. For the fiscal years ended December 31, 2019 and 2018, earnings per average share were $1.33 and $1.58, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes and the 2026 Unsecured Notes (collectively the “Credit Facilities”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of December 31, 2019, we had a total of $447.1 million of unused borrowing capacity under the Credit Facilities, subject to borrowing base limits.

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

On February 12, 2020, a new lender to the Company executed a commitment increase to our Credit Facility providing for an additional $75.0 million of revolving credit, bringing our Credit Facility’s total revolving credit capacity to $545.0 million.

On December 18, 2019, the Company closed a private offering of $125 million of the 2024 Unsecured Notes with a fixed interest rate of 4.20% and a maturity date of December 15, 2024. Interest on the 2024 Unsecured Notes is due semi-annually on June 15 and December 15. The 2024 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On December 18, 2019, the Company closed a private offering of $75 million of the 2026 Unsecured Notes with a fixed interest rate of 4.375% and a maturity date of December 15, 2026. Interest on the 2026 Unsecured Notes is due semi-annually on June 15 and December 15. The 2026 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into the new senior secured credit agreement (the “Credit Facility”). The Credit Facility is composed of $470 million of revolving credit and $75 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $420 million in cash equivalents as of December 31, 2019.

Debt

Unsecured Notes

On December 18, 2019, the Company closed a private offering of $125 million of the 2024 Unsecured Notes with a fixed interest rate of 4.20% and a maturity date of December 15, 2024. Interest on the 2024 Unsecured Notes is due semi-annually on June 15 and December 15. The 2024 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On December 18, 2019, the Company closed a private offering of $75 million of the 2026 Unsecured Notes with a fixed interest rate of 4.375% and a maturity date of December 15, 2026. Interest on the 2026 Unsecured Notes is due semi-annually on June 15 and December 15. The 2026 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

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

Revolving & Term Loan Facilities

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into the new Credit Facility. The Credit Facility is composed of $470 million of revolving credit and $75 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At December 31, 2019, outstanding USD equivalent borrowings under the Credit Facility totaled $117.9 million, composed of $42.9 million of revolving credit and $75.0 million of term loans. On February 12, 2020, a new lender to the Company executed a commitment increase to our Credit Facility providing for an additional $75.0 million of revolving credit, bringing our Credit Facility’s total revolving credit capacity to $545.0 million.

On May 31, 2019, the Company as transferor and SSLP 2016-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number two to the $200 million SSLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acted as servicer under the SSLP Facility. The SSLP Facility was scheduled to mature on May 31, 2024. The SSLP Facility generally bore interest at a rate of LIBOR plus 2.25%. The Company and SSLP 2016-1, LLC, as applicable, had made certain customary representations and warranties, and were required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility included usual and customary events of default for credit facilities of this nature. On October 31, 2019, the SSLP Facility was extinguished.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into the NEFPASS Facility with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $30.0 million of borrowings outstanding as of December 31, 2019.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At December 31, 2019, the Company was in compliance with all financial and operational covenants required by our Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of December 31, 2019:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities(1)	$72.9	$—	$—	$72.9	$—
Unsecured senior notes	446.0	—	—	371.0	75.0
Term Loans	75.0	—	—	75.0	—

(1)	As of December 31, 2019, we had a total of $447.1 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2019	$42,900	$182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
2022 Unsecured Notes
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2023 Unsecured Notes
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2019	125,000	531	—	N/A
2026 Unsecured Notes
Fiscal 2019	75,000	319	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2019	$75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
NEFPASS Facility
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities

Fiscal 2019	$593,900	$2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of December 31, 2019, asset coverage was 252.5%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2019 and December 31, 2018, respectively:

	December 31, 2019	December 31, 2018
(in millions)
Crystal Financial LLC*	$44.3	$44.3
Kindred Biosciences, Inc.	13.8	—
Rubius Therapeutics, Inc.	13.4	26.8
Cardiva Medical, Inc.	11.0	9.0
Centrexion Therapeutics, Inc.	7.6	—
Cerapedics, Inc.	5.4	—
PQ Bypass, Inc.	5.0	4.8
Phynet Dermatology LLC	4.7	12.4
Altern Marketing, LLC	4.2	—
Varilease Finance, Inc.	3.4	—
MRI Software LLC	3.3	—
Enhanced Capital Group, LLC	2.5	—
Solara Medical Supplies, Inc.	1.9	1.2
RS Energy Group U.S., Inc.	1.7	1.7
Alimera Sciences, Inc.	1.1	—
iCIMS, Inc.	0.8	0.8
Atria Wealth Solutions, Inc.	0.4	1.5
BioElectron Technology Corporation	—	17.5
BAM Capital, LLC	—	15.0
Tetraphase Pharmaceuticals, Inc.	—	13.8
Corindus Vascular Robotics, Inc.	—	6.2
Kingsbridge Holdings, LLC	—	4.1
Breathe Technologies, Inc.	—	4.0
GenMark Diagnostics, Inc.	—	3.0
Delphinus Medical Technologies, Inc.	—	1.9
Datto, Inc.	—	1.7

Total Commitments	$124.5	$169.7

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2019 and December 31, 2018, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2020
February 20, 2020	March 19, 2020	April 3, 2020	$0.41

Fiscal 2019
November 4, 2019	December 19, 2019	January 3, 2020	$0.41
August 5, 2019	September 19, 2019	October 2, 2019	0.41
May 6, 2019	June 20, 2019	July 2, 2019	0.41
February 21, 2019	March 21, 2019	April 3, 2019	0.41

Total 2019			$1.64

Fiscal 2018
November 5, 2018	December 20, 2018	January 4, 2019	$0.41
August 2, 2018	September 20, 2018	October 2, 2018	0.41
May 7, 2018	June 21, 2018	July 3, 2018	0.41
February 22, 2018	March 22, 2018	April 3, 2018	0.41

Total 2018			$1.60

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

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to Solar Senior Capital Ltd., a publicly traded BDC, which focuses on investing in senior secured loans, including first lien and second lien debt instruments. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

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

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended December 31, 2019, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of December 31, 2019 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would reduce our net investment income by five cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2019 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately fourteen cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2019, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%	)	1.00%

Increase (Decrease) in Net Investment Income Per Share Per Year	($ 0.05)		$0.14

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2019 based on the criteria on Internal Control – Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Capital Ltd.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Solar Capital Ltd. (and subsidiaries) (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2019 and 2018, by correspondence with the custodian, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the fair value of investments and certain financial liabilities

As described in Notes 2 and 6 to the consolidated financial statements, the Company measures its investments at fair value and has made an irrevocable election to apply the fair value option of accounting to certain financial liabilities. In determining the fair value of investments and financial liabilities that are not publicly traded and whose market quotations are not readily available, the Company makes subjective judgments and estimates using unobservable inputs. As of December 31, 2019, the fair value of such investments and financial liabilities was $1.5 billion and $150 million, respectively.

We identified the assessment of fair value of investments and financial liabilities with no readily determinable market value and whose market quotations are not readily available as a critical audit matter. Evaluating the Company’s fair value methods/technique, including the key inputs and assumptions, involved a high degree of auditor judgment. In particular, subjective auditor judgment was required to assess the market yields used in the income approach analyses, as well as the selection of comparable companies and financial performance multiples of such comparable companies in the market approach analyses.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to measure fair value of investments and financial liabilities, including controls related to the development of market yields, credit risk, and financial performance multiples assumptions. For a selection of investments, we compared the inputs and assumptions used by the Company to supporting documentation. We evaluated the Company’s ability to estimate fair value by comparing market transaction prices to the Company’s most recent fair value estimate prior to the market transaction. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s fair value estimate for a selection of investments and financial liabilities by:

•

developing an independent market yield, for investments and financial liabilities fair valued using an income approach, by assessing available market information, such as market yields of comparable companies of similar credit risk;

•

developing an independent market multiple, for investments fair valued using a market approach, by assessing market information from third-party sources, including financial performance multiples of comparable companies; and

•

developing independent estimates of fair value, for the selected investments and financial liabilities, based upon the independently developed market yields and financial performance multiples and compared the results of our estimates to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the auditor of one or more Solar Capital Partners, LLC (the Investment Advisor) investment companies since 2007.

New York, New York

February 20, 2020

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2019	December 31, 2018
Assets
Investments at fair value:
Companies less than 5% owned (cost: $989,564 and $948,478, respectively)	$970,821	$944,597
Companies more than 25% owned (cost: $513,119 and $500,792, respectively)	524,003	511,483
Cash	16,783	7,570
Cash equivalents (cost: $419,571 and $199,646, respectively)	419,571	199,646
Dividends receivable	10,488	9,065
Interest receivable	5,401	7,619
Receivable for investments sold	2,207	2,073
Other receivables	—	593
Prepaid expenses and other assets	615	783

Total assets	$1,949,889	$1,683,429

Liabilities
Debt ($593,900 and $476,185 face amounts, respectively, reported net of unamortized debt issuance costs of $6,783 and $2,647, respectively. See notes 6 and 7)	$587,117	$473,538
Payable for investments and cash equivalents purchased	419,662	251,391
Distributions payable	17,327	17,327
Management fee payable (see note 3)	6,747	6,504
Performance-based incentive fee payable (see note 3)	4,281	4,613
Interest payable (see note 7)	3,678	4,714
Administrative services payable (see note 3)	2,757	2,716
Other liabilities and accrued expenses	2,440	3,455

Total liabilities	$1,044,009	$764,258

Commitments and contingencies (see note 12)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,260,826 shares issued and outstanding, respectively	$423	$423
Paid-in capital in excess of par (see note 2f)	988,792	992,438
Accumulated distributable net loss (see note 2f)	(83,335)	(73,690)

Total net assets	$905,880	$919,171

Net Asset Value Per Share	$21.44	$21.75

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Year ended December 31,
	2019	2018	2017
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$106,099	$98,172	$88,014
Companies more than 25% owned	5,429	2,827	1,222
Dividends:
Companies less than 5% owned	56	28	26
Companies more than 25% owned	39,382	50,953	52,496
Other income:
Companies less than 5% owned	3,727	1,367	1,334
Companies more than 25% owned	18	179	246

Total investment income	154,711	153,526	143,338

EXPENSES:
Management fees (see note 3)	26,774	25,789	27,409
Performance-based incentive fees (see note 3)	18,111	18,722	17,055
Interest and other credit facility expenses (see note 7)	28,901	24,728	21,666
Administrative services expense (see note 3)	5,265	5,247	5,215
Other general and administrative expenses	3,215	4,151	3,630

Total expenses	82,266	78,637	74,975

Net investment income	$72,445	$74,889	$68,363

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$754	$1,857	$310
Companies 5% to 25% owned	—	246	(8,104)
Companies more than 25% owned	(661)	(25)	(6)

Net realized gain (loss) on investments and cash equivalents	93	2,078	(7,800)
Net realized loss on extinguishment of debt:	(1,853)	—	(2,782)
Net realized loss on foreign currencies:	—	—	(1,433)

Net realized gain (loss)	(1,760)	2,078	(12,015)

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(14,861)	(2,805)	10,541
Companies 5% to 25% owned	—	—	7,734
Companies more than 25% owned	192	(7,288)	(4,193)

Net change in unrealized gain (loss)	(14,669)	(10,093)	14,082

Net realized and unrealized gain (loss) on investments, cash equivalents and foreign currencies	(16,429)	(8,015)	2,067

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$56,016	$66,874	$70,430

EARNINGS PER SHARE (see note 5)	$1.33	$1.58	$1.67

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Year ended December 31,
	2019	2018	2017
Increase in net assets resulting from operations:
Net investment income	$72,445	$74,889	$68,363
Net realized gain (loss)	(1,760)	2,078	(12,015)
Net change in unrealized gain (loss)	(14,669)	(10,093)	14,082

Net increase in net assets resulting from operations	56,016	66,874	70,430

Distributions to stockholders (see note 8a):
From net investment income	(65,715)	(69,308)	(67,612)
From return of capital	(3,592)	—	—

Net distributions to stockholders	(69,307)	(69,308)	(67,612)

Capital transactions (see note 14):
Reinvestment of distributions	—	—	280

Net increase in net assets resulting from capital transactions	—	—	280

Total increase (decrease) in net assets	(13,291)	(2,434)	3,098
Net assets at beginning of year	919,171	921,605	918,507

Net assets at end of year	$905,880	$919,171	$921,605

Capital share activity (see note 14):
Common stock issued from reinvestment of distributions	—	—	12,301

Net increase from capital share activity	—	—	12,301

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$56,016	$66,874	$70,430
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(93)	(2,078)	7,800
Net realized loss on extinguishment of debt	1,853	—	2,782
Net realized loss on foreign currencies	—	—	1,433
Net change in unrealized (gain) loss on investments and cash equivalents	14,669	10,093	(14,082)
(Increase) decrease in operating assets:
Purchase of investments	(403,693)	(768,999)	(471,623)
Proceeds from disposition of investments	360,014	774,045	329,268
Net accretion of discount on investments	(9,242)	(7,810)	(9,111)
Capitalization of payment-in-kind interest	(1,071)	(946)	(250)
Collections of payment-in-kind interest	672	785	173
Receivable for investments sold	(134)	4,087	7,442
Interest receivable	2,218	(283)	743
Dividends receivable	(1,423)	5,948	(4,061)
Other receivables	593	(535)	(4)
Prepaid expenses and other assets	168	256	(3)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	168,271	106,273	(164,776)
Management fee payable	243	(869)	503
Performance-based incentive fee payable	(332)	(47)	248
Administrative services expense payable	41	(40)	(533)
Interest payable	(1,036)	2,229	260
Other liabilities and accrued expenses	(1,015)	2,047	56

Net Cash Provided by (Used in) Operating Activities	186,719	191,030	(243,305)

Cash Flows from Financing Activities:
Cash distributions paid	(69,307)	(68,670)	(67,327)
Proceeds from issuance of unsecured debt	197,957	—	193,836
Deferred financing costs	969	607	139
Consolidation of SSLP Facility and SSLP II Facility	—	61,066	—
Proceeds from secured borrowings	967,385	558,374	761,400
Repayments of secured borrowings	(1,054,585)	(685,980)	(706,000)
Repayments of unsecured borrowings	—	—	(100,000)

Net Cash Provided by (Used in) Financing Activities	42,419	(134,603)	82,048

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	229,138	56,427	(161,257)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	207,216	150,789	312,046

CASH AND CASH EQUIVALENTS AT END OF YEAR	$436,354	$207,216	$150,789

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,937	$22,499	$21,406

Non-cash financing activities consist of the reinvestment of distributions of $0, $0 and $280, for the fiscal years ended December 31, 2019, 2018 and 2017, respectively.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 94.1%

Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550		1.00%	7.40%	5/7/2018	5/9/2025	$17,043	$16,800	$16,191
Alteon Health, LLC	Health Care Providers & Services	L+650		1.00%	8.30%	9/14/2018	9/1/2022	15,094	15,011	15,094
Altern Marketing, LLC	Household & Personal Products	L+600		2.00%	8.00%	10/25/2019	10/7/2024	27,899	27,626	27,620
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650		1.00%	8.32%	5/5/2016	6/8/2023	30,038	29,386	28,236
Atria Wealth Solutions, Inc.	Diversified Financial Services	L+600		1.00%	7.80%	9/14/2018	11/30/2022	4,404	4,371	4,360
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700		—	8.90%	12/27/2018	10/30/2020	2,896	2,896	2,896
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700		—	8.90%	3/19/2019	1/29/2021	2,713	2,713	2,713
Bishop Lifting Products, Inc. (5)	Trading Companies & Distributors	L+800		1.00%	9.80%	3/24/2014	3/27/2022	24,985	24,906	24,985
Enhanced Capital Group, LLC	Capital Markets	L+550		1.00%	7.20%	6/28/2019	6/28/2024	20,311	20,032	20,311
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675		1.00%	8.55%	12/7/2015	12/14/2021	37,195	37,058	37,195
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800		1.00%	9.93%	3/29/2017	4/17/2024	19,702	19,567	19,702
iCIMS, Inc.	Software	L+650		1.00%	8.29%	9/7/2018	9/12/2024	15,003	14,751	15,003
IHS Intermediate, Inc.**	Health Care Providers & Services	L+825		1.00%	—	6/19/2015	7/20/2022	25,000	24,728	7,500
Kingsbridge Holdings, LLC	Multi-Sector Holdings	L+700		1.00%	9.09%	12/21/2018	12/21/2024	33,112	32,675	33,112
KORE Wireless Group, Inc.	Wireless Telecommunication Services	L+550		—	7.44%	12/21/2018	12/21/2024	36,850	36,208	36,573
Logix Holding Company, LLC	Communications Equipment	L+575		1.00%	7.55%	9/14/2018	12/22/2024	7,103	7,048	7,103
MRI Software LLC	Software	L+575		1.00%	7.55%	7/23/2019	6/30/2023	31,610	31,316	31,610
On Location Events, LLC & PrimeSport Holdings Inc.	Media	L+500		1.00%	6.94%	12/7/2017	9/29/2021	27,547	27,409	27,547
Pet Holdings ULC & Pet Supermarket, Inc. (3)	Specialty Retail	L+550		1.00%	7.60%	9/14/2018	7/5/2022	29,045	28,833	28,972
PhyMed Management LLC	Health Care Providers & Services	L+875		1.00%	10.55%	12/18/2015	5/18/2021	32,321	31,919	32,321
PhyNet Dermatology LLC	Health Care Providers & Services	L+550		1.00%	7.29%	9/5/2018	8/16/2024	17,239	17,125	17,239
PPT Management Holdings, LLC	Health Care Providers & Services	L+675	(15)	1.00%	8.44%	9/14/2018	12/16/2022	20,656	20,557	19,003
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425		1.00%	6.19%	9/14/2018	11/25/2021	1,771	1,765	1,771
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+768		1.00%	9.63%	10/24/2017	11/25/2021	27,929	27,690	27,929
RS Energy Group U.S., Inc.	Software	L+475		—	6.69%	10/26/2018	10/6/2023	15,096	14,855	15,096
Rug Doctor LLC (2)	Diversified Consumer Services	L+975		1.50%	11.54%	12/23/2013	5/16/2023	9,111	9,089	9,111
Solara Medical Supplies, Inc.	Health Care Providers & Services	L+600		1.00%	7.94%	5/31/2018	2/27/2024	7,507	7,385	7,507
The Octave Music Group, Inc. (fka TouchTunes)	Media	L+825		1.00%	9.95%	5/28/2015	5/27/2022	12,194	12,116	12,194
Varilease Finance, Inc.	Multi-Sector Holdings	L+750		1.00%	9.59%	8/22/2014	11/15/2025	36,438	36,286	36,438

Total Bank Debt/Senior Secured Loans									$582,121	$565,332

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Life Science Senior Secured Loans

Alimera Sciences, Inc.	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$18,959	$18,959	$18,959
Apollo Endosurgery, Inc.	Health Care Equipment & Supplies	L+750	—	9.19%	3/15/2019	9/1/2023	20,492	20,539	20,492
Ardelyx, Inc. (3)	Pharmaceuticals	L+745	—	9.14%	5/10/2018	11/1/2022	24,500	24,741	24,745
aTyr Pharma, Inc.	Pharmaceuticals	P+410	—	8.85%	11/18/2016	11/18/2020	3,667	4,302	4,327
Axcella Health Inc.	Pharmaceuticals	L+850	—	10.20%	1/9/2018	1/1/2023	26,000	26,514	26,546
Cardiva Medical, Inc.	Health Care Equipment & Supplies	L+795	1.76%	9.71%	9/24/2018	12/1/2023	24,000	24,383	24,480
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	12,615	12,533	12,504
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	18,803	18,893	18,897
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850	—	10.19%	8/18/2017	9/1/2021	3,810	3,919	3,906
GenMark Diagnostics, Inc. (3)	Health Care Providers & Services	L+590	2.51%	8.41%	2/1/2019	2/1/2023	49,522	49,823	50,017
Kindred Biosciences, Inc. (3)(16)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	9,197	9,169	9,173
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+805	—	9.74%	7/30/2018	7/29/2023	10,500	10,639	10,552
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+795	1.00%	9.65%	12/20/2018	12/19/2022	10,000	9,974	10,140
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550	—	7.19%	12/21/2018	12/21/2023	26,861	26,974	26,995
scPharmaceuticals, Inc.	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	4,684	4,692	4,693
Senseonics Holdings, Inc.	Health Care Equipment & Supplies	L+650	2.48%	8.98%	7/25/2019	7/1/2024	21,076	20,989	21,076

Total Life Science Senior Secured Loans								$287,043	$287,502

Total Senior Secured Loans								$869,164	$852,834

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 35.4%
Althoff Crane Service, Inc. (14)	Commercial Services & Supplies	10.55%	7/31/2017	6/8/2022	$1,180	$1,180	$1,200
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	3/28/2022	6,314	6,206	6,400
Blackhawk Mining, LLC (14)	Oil, Gas & Consumable Fuels	10.99-11.17%	2/16/2018	3/1/2022-11/1/2022	4,701	4,474	4,764
C&H Paving, Inc. (14)	Construction & Engineering	9.94-11.66%	12/26/2018	1/1/2024-11/1/2024	4,136	4,187	4,158
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023	1,806	1,806	1,808
Central Freight Lines, Inc. (10)	Road & Rail	7.16%	7/31/2017	1/14/2024	1,421	1,421	1,421
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	2,770	2,770	2,748
Easton Sales and Rentals, LLC (10)	Commercial Services & Supplies	10.00%	9/18/2018	10/1/2021	1,882	1,866	1,845
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/2022-4/27/2025	29,739	29,739	29,739
Family First Freight, LLC (10)	Road & Rail	9.43-10.10%	7/31/2017	7/1/2020-1/22/2022	557	556	554
Freightsol LLC (14)	Road & Rail	12.62-12.99%	4/9/2019	11/1/2023	2,225	2,266	2,225
Garda CL Technical Services, Inc. (14)	Commercial Services & Supplies	8.31-8.77%	3/22/2018	7/13/2023-10/5/2023	2,317	2,317	2,280
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	12/4/2021	1,833	1,833	1,805
Globecomm Systems Inc. (14)	Wireless Telecommunication Services	13.18%	5/10/2018	7/1/2021	1,051	1,051	1,072
GMT Corporation (14)	Machinery	12.46%	10/23/2018	10/23/2023	6,363	6,309	6,363
Haljoe Coaches USA, LLC (14)	Road & Rail	8.15-9.90%	7/31/2017	7/1/2022-7/1/2024	5,626	5,626	5,527
Hawkeye Contracting Company, LLC (10)(11)	Oil, Gas & Consumable Fuels	10.00%	11/15/2017	11/15/2020	1,823	1,823	1,827
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.80%	11/15/2018	12/1/2023-4/1/2024	289	289	286
Hypro, Inc. (10)	Machinery	11.53%	9/30/2019	10/1/2023	3,460	3,493	3,460
Interstate NDT, Inc. (14)	Road & Rail	11.32-13.94%	6/11/2018	7/1/2023-10/25/2023	2,019	2,019	2,055
ISR Holdings, LLC (10)	Commercial Services & Supplies	9.25%	8/27/2019	8/27/2022	4,781	4,781	4,781
JP Motorsports, Inc. (14)	Road & Rail	16.35%	8/17/2018	1/25/2022	192	191	194
Kool Pak, LLC (14)	Road & Rail	8.58%	2/5/2018	3/1/2024	612	612	612
Lineal Industries, Inc. (10)	Construction & Engineering	8.00%	12/21/2018	12/21/2021	76	76	76
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/24-9/25/24	14,731	14,731	14,731
Meridian Consulting I Corp, Inc. (10)	Hotels, Restaurants & Leisure	10.72%	7/31/2017	12/4/2021	1,926	1,926	1,972
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022	1,509	1,509	1,528
Rango, Inc. (10)(14)	Commercial Services & Supplies	9.42%-9.92%	9/24/2019	4/1/2023-11/1/2024	6,055	6,150	6,055
Rossco Crane & Rigging, Inc. (14)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	577	577	584
Royal Coach Lines, Inc.	Road & Rail	9.56%	11/21/2019	8/1/2025	1,240	1,240	1,240
Royal Express Inc. (14)	Road & Rail	9.64%	1/17/2019	2/1/2024	1,056	1,075	1,042

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Sidelines Tree Service LLC (14)	Diversified Consumer Services	10.31-10.52%	7/31/2017	8/1/2022-10/1/2022	$329	$329	$331
South Texas Oilfield Solutions, LLC (14)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	2,753	2,753	2,754
Southern Nevada Oral & Maxillofacial Surgery, LLC (10)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	1,273	1,273	1,286
Southwest Traders, Inc. (14)	Road & Rail	9.13%	11/21/2017	11/1/2020	70	70	69
Spartan Education, LLC (10)	Diversified Consumer Services	10.26-12.00%	3/28/2019	7/31/2020-12/27/2023	6,758	6,867	6,766
ST Coaches, LLC (14)	Road & Rail	8.21-8.59%	7/31/2017	10/1/2022-1/25/2025	4,585	4,585	4,501
Stafford Logistics, Inc. (10)	Commercial Services & Supplies	12.63-13.12%	9/11/2019	10/1/2024-10/1/2025	7,930	7,930	7,930
Star Coaches Inc. (14)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,305	3,305	3,288
Sturgeon Services International Inc. (10)	Energy Equipment & Services	19.10%	7/31/2017	2/28/2022	1,271	1,271	1,249
Sun-Tech Leasing of Texas, L.P. (14)	Road & Rail	8.68-16.95%	7/31/2017	6/25/2020-7/25/2021	238	238	236
Superior Transportation, Inc. (14)	Road & Rail	9.38-12.26%	7/31/2017	4/1/2022-8/1/2024	6,492	6,471	6,471
Tailwinds, LLC (10)	Air Freight & Logistics	9.00%	7/26/2019	8/1/2024	1,153	1,153	1,153
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	9.92-14.75%	7/31/2017	10/29/2023-2/10/2024	5,011	5,030	5,070
Thora Capital, LLC (10)	Airlines	9.00%	7/3/2019	7/1/2025	6,209	6,209	6,209
Tornado Bus Company (14)	Road & Rail	10.78%	7/31/2017	9/1/2021	1,509	1,509	1,518
Trinity Equipment Rentals, Inc. (14)	Commercial Services & Supplies	11.24%	9/13/2018	10/1/2022	719	719	726
Trolleys, Inc. (14)	Road & Rail	9.81%	7/18/2018	8/1/2022	2,295	2,295	2,292
Up Trucking Services, LLC (14)	Road & Rail	11.21-12.10%	3/23/2018	4/1/2022-8/1/2024	2,512	2,549	2,540
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%	7/11/2019	7/11/2024-8/1/2026	3,316	3,316	3,316
Wind River Environmental, LLC (10)	Diversified Consumer Services	10.00%	7/31/2019	8/1/2024	918	926	918
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	814	814	814
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc.(10)	Construction & Engineering	7.50%	7/31/2017	10/1/2022	1,841	1,841	1,841

					Shares/ Units
NEF Holdings, LLC Equity Interests (2)(9)	Multi-Sector Holdings		7/31/2017		200	145,000	145,000

Total Equipment Financing						$320,552	$320,630

Preferred Equity – 1.2%
SOAGG LLC (2)(3)(4)	Aerospace & Defense	8.00%	12/14/2010	6/30/2023	1,541	$1,541	$4,952
SOINT, LLC (2)(3)(4)	Aerospace & Defense	15.00%	6/8/2012	6/30/2023	53,932	5,393	5,939

Total Preferred Equity						$6,934	$10,891

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date		Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—34.3%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016		6,347	$106	$—
B Riley Financial Inc. (3)(8)	Research & Consulting Services	3/16/2007		38,015	2,684	957
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017		440,816	51	34
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019		210,256	106	77
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016		157,500	65	10
Crystal Financial LLC (2)(3)	Diversified Financial Services	12/28/2012		280,303	280,737	296,000
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017		380,904	74	50
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017		208,000	63	267
PQ Bypass, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2018		300,000	106	75
RD Holdco Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013		231,177	15,683	7,706
RD Holdco Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013		30,370	381	—
Scynexis, Inc. Warrants *	Pharmaceuticals	9/30/2016		122,435	105	—
Senseonics Holdings, Inc. Warrants *	Health Care Equipment & Supplies	7/25/2019		526,901	117	70
Sunesis Pharmaceuticals, Inc. Warrants *	Pharmaceuticals	3/31/2016		104,001	118	—
Tetraphase Pharmaceuticals, Inc. Warrants (3)*	Pharmaceuticals	10/30/2018		14,227	269	—
Venus Concept Ltd. Warrants* (fka Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018		27,352	152	7

Total Common Equity/Equity Interests/Warrants					$306,033	$310,469

Total Investments (6) — 165.0%					$1,502,683	$1,494,824

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 46.3%
U.S. Treasury Bill	Government	12/31/2019	1/28/2020	$420,000	$419,571	$419,571

Total Investments & Cash Equivalents —211.3%	$1,922,254	$1,914,395
Liabilities in Excess of Other Assets — (111.3%)		(1,008,515)

Net Assets — 100.0%		$905,880

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of December 31, 2019.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2019

(in thousands)

(2)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2019 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2018	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend/ Other Income	Fair Value at December 31, 2019
Ark Real Estate Partners LP	$39	$—	$—	$(526)	$487	$—	$—
Ark Real Estate Partners II LP	1	—	—	(135)	11	—	—
AviatorCap SII, LLC	2,975	—	79	—	—	274	2,896
AviatorCap SII, LLC	—	2,975	262	—	—	208	2,713
Crystal Financial LLC	293,000	—	—	—	3,000	30,000	296,000
Equipment Operating Leases, LLC	32,882	—	3,143	—	—	2,550	29,739
Loyer Capital LLC	—	21,634	6,903	—	—	1,085	14,731
NEF Holdings, LLC	145,000	—	—	—	—	3,300	145,000
RD Holdco Inc. (Rug Doctor, common equity)	7,732	—	—	—	(26)	—	7,706
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	—	—	—	—	—	—	—
Rug Doctor LLC	9,111	—	—	—	(39)	1,182	9,111
SOAGG LLC	9,113	—	951	—	(3,210)	5,256	4,952
SOINT, LLC	—	2,144	2,188	—	—	148	—
SOINT, LLC (preferred equity)	6,414	—	444	—	(31)	826	5,939

	$511,483	$26,753	$13,970	$(661)	$192	$44,829	$524,003

(3)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2019, on a fair value basis, non-qualifying assets in the portfolio represented 22.9% of the total assets of the Company.

(4)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(5)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(6)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $8,172; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $45,038 and $36,866, respectively, based on a tax cost of $1,486,652. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(7)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are often subject to a LIBOR or PRIME rate floor.
(8)	Denotes a Level 1 investment.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2019

(in thousands)

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

(15)	Spread is 6.00% Cash / 0.75% PIK.
(16)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
*	Non-income producing security.
**	Investment is on non-accrual status.

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2019
Diversified Financial Services (Crystal Financial LLC)	20.1%
Multi-Sector Holdings (includes NEF Holdings, LLC, Equipment Operating Leases, LLC and Loyer Capital LLC)	17.3%
Health Care Providers & Services	13.1%
Pharmaceuticals	8.6%
Health Care Equipment & Supplies	7.3%
Software	4.1%
Commercial Services & Supplies	2.8%
Media	2.7%
Wireless Telecommunication Services	2.5%
Chemicals	2.5%
Road & Rail	2.4%
Communications Equipment	2.4%
Diversified Consumer Services	2.0%
Specialty Retail	1.9%
Household & Personal Products	1.9%
Trading Companies & Distributors	1.7%
Capital Markets	1.4%
Thrifts & Mortgage Finance	1.3%
Aerospace & Defense	1.1%
Airlines	0.8%
Machinery	0.7%
Oil, Gas & Consumable Fuels	0.4%
Construction & Engineering	0.4%
Energy Equipment & Services	0.3%
Hotels, Restaurants & Leisure	0.1%
Air Freight & Logistics	0.1%
Research & Consulting Services	0.1%
Health Care Technology	0.0%

Total Investments	100.0%

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

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
HTI Logistics Corporation (10)(12)	Commercial Services & Supplies	9.80%	11/15/2018	12/1/2023	$274	$274	$274
Interstate NDT, Inc. (10)(17)	Road & Rail	11.32-13.94%	6/11/2018	7/1/2023-10/1/2023	2,429	2,429	2,429
JP Motorsports, Inc. (10)(17)	Road & Rail	13.96%	8/17/2018	1/25/2022	397	394	405
Knight Transfer Services, Inc. & Dumpstr Xpress, Inc. (10)(17)	Commercial Services & Supplies	12.05-12.76%	7/31/2017	4/11/2020-4/30/2020	518	518	519
Kool Pak, LLC (10)(17)	Road & Rail	8.58%	2/5/2018	3/1/2024	729	729	722
Lineal Industries, Inc. (10)(12)	Construction & Engineering	8.00%	12/21/2018	12/21/2021	107	107	107
Marcal Manufacturing, LLC dba Soundview Paper Company, LLC (10)(17)	Paper & Forest Products	12.91-12.98%	7/31/2017	7/30/2022-10/25/2022	1,365	1,365	1,386
Meridian Consulting I Corp, Inc. (10)(12)	Hotels, Restaurants & Leisure	10.72%	7/31/2017	12/4/2021	2,145	2,145	2,156
Mountain Air Helicopters, Inc. (10)(12)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022	1,668	1,668	1,651
Mulholland Energy Services Equipment Leasing, LLC (10)(17)	Commercial Services & Supplies	8.89%	8/17/2018	10/30/2019	809	807	804
OKK Equipment, LLC (10)(12)	Commercial Services & Supplies	10.15%	7/31/2017	8/27/2023	612	612	601
Reston Limousine & Travel Service, Inc. (10)(17)	Road & Rail	11.82%	9/13/2017	10/1/2021	1,454	1,471	1,460
Rossco Crane & Rigging, Inc. (10)(17)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	797	797	798
RVR Air Charter, LLC & RVR Aviation, LLC (10)(12)	Airlines	12.00%	7/31/2017	8/1/2020-1/1/2022	2,692	2,692	2,727
Santek Environmental, LLC (10)(17)	Commercial Services & Supplies	10.00%	7/31/2017	3/1/2021	98	98	99
Santek Environmental of Alabama, LLC (10)(17)	Commercial Services & Supplies	8.95-10.00%	7/31/2017	12/18/2020-11/29/2021	179	179	176
Sidelines Tree Service LLC (10)(17)	Diversified Consumer Services	10.31-10.52%	7/31/2017	8/1/2022-10/1/2022	431	432	427
South Texas Oilfield Solutions, LLC (10)(17)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	3,413	3,413	3,413
Southern Nevada Oral & Maxillofacial Surgery, LLC (10)(12)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	1,404	1,404	1,425
Southwest Traders, Inc. (10)(17)	Road & Rail	9.13%	11/21/2017	11/1/2020	139	139	138
ST Coaches, LLC (10)(17)	Road & Rail	8.21-8.59%	7/31/2017	10/1/2022-10/1/2023	4,396	4,396	4,396
Star Coaches Inc. (10)(17)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,785	3,785	3,785
Sturgeon Services International Inc. (10)(12)	Energy Equipment & Services	17.88%	7/31/2017	2/28/2022	1,763	1,763	1,789

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Sun-Tech Leasing of Texas, L.P. (10)(17)	Road & Rail	8.68-8.83%	7/31/2017	6/25/2020-7/25/2021	$424	$424	$416
Superior Transportation, Inc. (10)(17)	Road & Rail	9.77-10.26%	7/31/2017	4/23/2022-12/1/2023	4,500	4,499	4,460
The Smedley Company & Smedley Services, Inc. (10)(12)	Commercial Services & Supplies	9.92-14.68%	7/31/2017	10/29/2023-2/10/2024	6,273	6,315	6,361
Tornado Bus Company (10)(17)	Road & Rail	10.78%	7/31/2017	9/1/2021	2,151	2,151	2,141
Trinity Equipment Rentals, Inc. (10)(12)	Commercial Services & Supplies	11.02%	9/13/2018	10/1/2022	935	935	935
Trolleys, Inc. (10)(17)	Road & Rail	9.81%	7/18/2018	8/1/2022	3,039	3,039	3,039
Up Trucking Services, LLC (10)(17)	Road & Rail	11.91%	3/23/2018	4/1/2022	2,226	2,261	2,263
Waste Services of Alabama, LLC (10)(17)	Commercial Services & Supplies	10.24%	8/17/2018	11/27/2020	1,692	1,696	1,687
Waste Services of Tennessee, LLC (10)(17)	Commercial Services & Supplies	8.95-10.15%	7/31/2017	2/7/2021-11/29/2021	742	742	727
Waste Services of Texas, LLC (10)(17)	Commercial Services & Supplies	8.95%	7/31/2017	12/6/2021	147	147	145
WJV658, LLC (10)(12)	Airlines	8.50%	7/31/2017	7/1/2022	7,884	7,884	7,879
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc.(10)(12)	Construction & Engineering	7.50%	7/31/2017	10/1/2022	2,601	2,601	2,575

					Shares/ Units
NEF Holdings, LLC Equity Interests (3)(10)(11)	Multi-Sector Holdings		7/31/2017		200	145,000	145,000

Total Equipment Financing						$313,571	$314,226

Preferred Equity – 1.7%
SOAGG LLC (3)(5)(6)(10)	Aerospace & Defense	8.00%	12/14/2010	6/30/2020	2,493	$2,493	$9,113
SOINT, LLC (3)(5)(6)(10)	Aerospace & Defense	15.00%	6/8/2012	6/30/2020	58,361	5,836	6,414

Total Preferred Equity						$8,329	$15,527

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

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend/ Other Income	Fair Value at December 31, 2018
Ark Real Estate Partners LP	$263	$—	$—	$376 †	$(224)	$—	$39
Ark Real Estate Partners II LP	6	—	—	—	(5)	—	1
AviatorCap SII, LLC I	10	—	10	—	—	—	—
AviatorCap SII, LLC	—	2,975	—	—	—	4	2,975
Crystal Financial LLC	303,200	—	—	—	(10,200)	30,220	293,000
Equipment Operating Leases, LLC	—	34,511	1,629	—	—	1,677	32,882
NEF Holdings, LLC	145,500	—	—	—	(500)	8,332	145,000
RD Holdco Inc. (Rug Doctor, common equity)	10,102	—	—	—	(2,369)	—	7,732
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	35	—	—	—	(35)	—	—
Rug Doctor LLC	9,111	—	—	—	(32)	1,164	9,111
Senior Secured Unitranche Loan Program LLC (“SSLP”)(18)	88,736	25,322	115,038	(354)	626	6,289	—
Senior Secured Unitranche Loan Program II LLC (“SSLP II”)(18)	51,744	21,781	72,858	(47)	(758)	4,628	—
SOAGG LLC	4,537	—	1,654	—	6,230	663	9,113
SOINT, LLC (preferred equity)	8,300	—	1,865	—	(21)	982	6,414

	$626,760	$84,589	$193,054	$(25)	$(7,288)	$53,959	$511,483

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

December 31, 2019

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

The Company’s investment objective is to maximize both current income and capital appreciation through debt and equity investments. The Company directly and indirectly invests primarily in leveraged middle market companies in the form of senior secured loans, stretch-senior loans, financing leases and to a lesser extent, unsecured loans and equity securities. From time to time, we may also invest in public companies that are thinly traded.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

U.S. federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate.

(f)

Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2019, $54 was reclassified on our balance sheet between accumulated distributable net loss and paid-in capital in excess of par. Total earnings and net asset value are not affected.

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

(m)

The Company records expenses related to shelf registration statements and applicable equity offering costs as prepaid assets. These expenses are typically charged as a reduction of capital upon utilization or expensed, in accordance with ASC 946-20-25.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company will adopt ASU 2018-13 effective in fiscal year 2020.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the fiscal years ended December 31, 2019, 2018 and 2017.

For the fiscal years ended December 31, 2019, 2018 and 2017, the Company recognized $26,774, $25,789 and $27,409, respectively, in base management fees and $18,111, $18,722 and $17,055, respectively, in performance-based incentive fees.

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

For the fiscal years ended December 31, 2019, 2018 and 2017, the Company recognized expenses under the Administration Agreement of $5,265, $5,247 and $5,215, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2019, 2018 and 2017.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

Note 4. Net Asset Value Per Share

At December 31, 2019, the Company’s total net assets and net asset value per share were $905,880 and $21.44, respectively. This compares to total net assets and net asset value per share at December 31, 2018 of $919,171 and $21.75, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Earnings per share (basic & diluted)
Numerator - net increase in net assets resulting from operations:	$56,016	$66,874	$70,430
Denominator - weighted average shares:	42,260,826	42,260,826	42,257,692
Earnings per share:	$1.33	$1.58	$1.67

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

December 31, 2019

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of the appropriate category as of the end of the quarter in which the reclassifications occur. Within the fair value hierarchy tables below, cash and cash equivalents are excluded but could be classified as Level 1.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2019 and 2018:

Fair Value Measurements

As of December 31, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$852,834	$852,834
Equipment Financing	—	—	320,630	320,630
Preferred Equity	—	—	10,891	10,891
Common Equity/Equity Interests/Warrants	957	—	309,512	310,469

Total Investments	$957	$—	$1,493,867	$1,494,824

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

Fair Value Measurements

As of December 31, 2018

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$818,861	$818,861
Equipment Financing	—	—	314,226	314,226
Preferred Equity	—	—	15,527	15,527
Common Equity/Equity Interests/Warrants	540	—	306,926	307,466

Total Investments	$540	$—	$1,455,540	$1,456,080

Liabilities:
Credit Facility, 2022 Unsecured Notes and SSLP 2016-1, LLC Revolving Credit Facility (“SSLP Facility”)	$—	$—	$350,185	$350,185

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2019, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2019:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2018	$818,861	$314,226	$15,527	$306,926	$1,455,540
Total gains or losses included in earnings:
Net realized gain (loss)	391	162	—	(108)	445
Net change in unrealized gain (loss)	(14,296)	(576)	(3,242)	3,028	(15,086)
Purchase of investment securities	322,882	90,330	—	426	413,638
Proceeds from dispositions of investment securities.	(275,004)	(83,512)	(1,394)	(760)	(360,670)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, December 31, 2019	$852,834	$320,630	$10,891	$309,512	$1,493,867

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(14,064)	$(576)	$(3,242)	$2,519	$(15,363)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2019:

Credit Facility, 2022 Unsecured Notes and SSLP Facility	For the year ended December 31, 2019
Beginning fair value	$350,185
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	529,600
Repayments	(626,600)
Transfers into Level 3	—
Transfers out of Level 3	(103,185)

Ending fair value	$150,000

The Company made elections to apply the fair value option of accounting to the 2022 Unsecured Notes, in accordance with ASC 825-10. On December 31, 2019, there were borrowings of $150,000 on the 2022 Unsecured Notes.

The Company did not elect to apply the fair value option of accounting to the SSLP Facility, which was refinanced by way of amendment on May 31, 2019. As this refinancing was deemed to be a significant modification of debt, per ASC 825-10-25, a new election was triggered. As such the SSLP Facility is shown as a transfer out of Level 3.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2018, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2018:

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

The Company made irrevocable elections to apply the fair value option of accounting to the Credit Facility, the 2022 Unsecured Notes, the SSLP Facility and the SSLP II 2016-1, LLC Revolving Credit Facility (“SSLP II Facility”), in accordance with ASC 825-10. On December 31, 2018, there were borrowings of $146,400, $150,000, $53,785 and $0, respectively, on the Credit Facility, the 2022 Unsecured Notes, the SSLP Facility and the SSLP II Facility. As a result of the consolidation of SSLP and SSLP II, the SSLP Facility and the SSLP II Facility are shown as transfers into Level 3.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2019 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2019		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$ $	845,334 7,500	Income Approach Market Approach	Market Yield EBITDA Multiple	6.2% – 11.9% (9.3%) 7.8x-8.0x (7.9x)
Equipment Financing	Asset	$ $	175,630 145,000	Income Approach Market Approach	Market Yield Return on Equity	7.2% – 19.7% (10.0%) 7.8%-7.8% (7.8%)
Preferred Equity	Asset		$10,891	Income Approach	Market Yield	8.0% – 12.9% (10.7%)
Common Equity/Equity Interests/Warrants	Asset	$ $	13,512 296,000	Market Approach Market Approach	EBITDA Multiple Return on Equity	5.8x – 6.3x (6.0x) 3.9% – 17.0% (17.0%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	3.8% – 6.0% (4.5%)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2018 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2018		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$818,861	Income Approach	Market Yield	7.1% – 13.6% (10.7%)
Equipment Financing	Asset	$ $	169,226 145,000	Income Approach Market Approach	Market Yield Return on Equity	7.2% – 19.8% (10.1%) 9.1%-9.1% (9.1%)
Preferred Equity	Asset		$15,527	Income Approach	Market Yield	8.0% – 13.0% (10.1%)
Common Equity/Equity Interests/Warrants	Asset	$ $	13,926 293,000	Market Approach Market Approach	EBITDA Multiple Return on Equity	6.0x – 7.0x (6.3x) 7.9% – 17.5% (17.4%)
Credit Facility and SSLP Facility	Liability		$200,185	Income Approach	Market Yield	L+1.4% – L+4.8% (L+2.1%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	4.5% – 4.9% (4.5%)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019			December 31, 2018
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$117,900	$115,217	(1)	$146,400	$146,400
SSLP Facility	—	—		53,785	53,785
NEFPASS Facility	30,000	29,149	(2)	30,000	28,933	(2)
2022 Unsecured Notes	150,000	150,000		150,000	150,000
2022 Tranche C Notes	21,000	20,905	(3)	21,000	20,877	(3)
2023 Unsecured Notes	75,000	73,876	(4)	75,000	73,543	(4)
2024 Unsecured Notes	125,000	123,732	(5)	—	—
2026 Unsecured Notes	75,000	74,238	(6)	—	—

	$593,900	$587,117		$476,185	$473,538

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $2,683 as of December 31, 2019.
(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $851 and $1,067, respectively, as of December 31, 2019 and December 31, 2018.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $95 and $123, respectively, as of December 31, 2019 and December 31, 2018.
(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,124 and $1,457, respectively, as of December 31, 2019 and December 31, 2018.
(5)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,268 as of December 31, 2019.
(6)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $762 as of December 31, 2019.

Unsecured Notes

On December 18, 2019, the Company closed a private offering of $125,000 of the 2024 Unsecured Notes with a fixed interest rate of 4.20% and a maturity date of December 15, 2024. Interest on the 2024 Unsecured Notes is due semi-annually on June 15 and December 15. The 2024 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On December 18, 2019, the Company closed a private offering of $75,000 of the 2026 Unsecured Notes with a fixed interest rate of 4.375% and a maturity date of December 15, 2026. Interest on the 2026 Unsecured Notes is due semi-annually on June 15 and December 15. The 2026 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On December 28, 2017, the Company closed a private offering of $21,000 of the 2022 Tranche C Notes with a fixed interest rate of 4.50% and a maturity date of December 28, 2022. Interest on the 2022 Tranche C Notes is due semi-annually on June 28 and December 28. The 2022 Tranche C Notes were issued in a private placement only to qualified institutional buyers.

On November 22, 2017, we issued $75,000 in aggregate principal amount of publicly registered 2023 Unsecured Notes for net proceeds of $73,846. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and July 20, at a fixed rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes mature on January 20, 2023.

On February 15, 2017, the Company closed a private offering of $100,000 of the 2022 Unsecured Notes with a fixed interest rate of 4.60% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

On November 8, 2016, the Company closed a private offering of $50,000 of the 2022 Unsecured Notes with a fixed interest rate of 4.40% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

Revolving and Term Loan Facilities

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into the new senior secured credit agreement (the “Credit Facility”). The Credit Facility is composed of $470,000 of revolving credit and $75,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At December 31, 2019, outstanding USD equivalent borrowings under the Credit Facility totaled $117,900, composed of $42,900 of revolving credit and $75,000 of term loans.

On May 31, 2019, the Company as transferor and SSLP 2016-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number two to the $200,000 SSLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acted as servicer under the SSLP Facility. The SSLP Facility was scheduled to mature on May 31, 2024. The SSLP Facility generally bore interest at a rate of LIBOR plus 2.25%. The Company and SSLP 2016-1, LLC, as applicable, had made certain customary representations and warranties, and were required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility included usual and customary events of default for credit facilities of this nature. On October 31, 2019, the SSLP Facility was extinguished.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into a $50,000 senior secured revolving credit facility (the “NEFPASS Facility”) with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $30,000 of borrowings outstanding as of December 31, 2019.

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

The average annualized interest cost for all borrowings for the year ended December 31, 2019 and the year ended December 31, 2018 was 4.52% and 4.33%, respectively. These costs are exclusive of other credit facility

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the SSLP Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes, and the 2026 Unsecured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the year ended December 31, 2019 and the year ended December 31, 2018 were $616,186 and $592,600, respectively.

Note 8(a). Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2019, 2018 and 2017 were as follows (1):

	2019		2018		2017
Ordinary income	$65,715	94.8%	$69,308	100.0%	$67,612	100.0%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	3,592	5.2%	—	0.0%	—	0.0%

Total distributions	$69,307	100.0%	$69,308	100.0%	$67,612	100.0%

As of December 31, 2019, 2018 and 2017 the total accumulated earnings (loss) on a tax basis were as follows (1):

	2019	2018	2017
Undistributed ordinary income	$—	$13,259	$8,750
Undistributed long-term net capital gains	—	—	—

Total undistributed net earnings	—	13,259	8,750
Post-October capital losses	—	—	—
Capital loss carryforward	(45,400)	(37,319)	(41,814)
Other book/tax temporary differences	2,004	(1,098)	2,800
Net unrealized appreciation	8,172	853	10,234

Total tax accumulated loss	$(35,224)	$(24,305)	$(20,030)

(1)	Tax information for the fiscal years ended December 31, 2019, 2018 and 2017 are/were estimates and are not final until the Company files its tax returns, typically in September or October each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2016 remain subject to examination by the Internal Revenue Service and the state department of revenue. The capital loss carryforwards shown above do not expire.

Note 8(b). Other Tax Information (unaudited)

For the fiscal years ended December 31, 2019, 2018 and 2017, none of the distributions paid during the year were eligible for qualified dividend income treatment or the dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2019, 2018, and 2017, 83.81%, 89.69% and 89.25%, respectively, of each of the distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2019, 2018 and 2017, none of the distributions represent short-term capital gains dividends.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Per Share Data: (a)
Net asset value, beginning of year	$21.75	$21.81	$21.74	$20.79	$22.05

Net investment income	1.71	1.77	1.62	1.68	1.52
Net realized and unrealized gain (loss)	(0.38)	(0.19)	0.05	0.84	(1.18)

Net increase in net assets resulting from operations	1.33	1.58	1.67	2.52	0.34
Distributions to stockholders (see note 8a):
From net investment income	(1.55)	(1.64)	(1.60)	(1.60)	(1.60)
From return of capital	(0.09)	—	—	—	—
Anti-dilution	—	—	—	0.03	—

Net asset value, end of year	$21.44	$21.75	$21.81	$21.74	$20.79

Per share market value, end of year	$20.62	$19.19	$20.21	$20.82	$16.43
Total Return(b)	16.22%	2.77%	4.47%	37.49%	(0.29)%
Net assets, end of year	$905,880	$919,171	$921,605	$918,507	$882,698
Shares outstanding, end of year	42,260,826	42,260,826	42,260,826	42,248,525	42,464,762
Ratios to average net assets:
Net investment income	7.83%	8.10%	7.43%	7.91%	6.94%

Operating expenses	5.76%	5.83%	5.80%	6.25%	3.84%*
Interest and other credit facility expenses	3.13%	2.67%	2.35%**	2.73%**	1.68%

Total expenses	8.89%	8.50%	8.15%	8.98%	5.52%*

Average debt outstanding	$561,249	$508,445	$414,264	$495,795	$262,341
Portfolio turnover ratio	24.1%	39.3%	24.9%	31.0%	13.0%

(a)	Calculated using the average shares outstanding method.
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

**

Ratios are shown without the non-recurring upfront costs that were expensed in the period associated with the amendment and establishment of the Credit Facility and 2022 Unsecured Notes. Ratios excluding those non-recurring upfront costs would be 2.29% and 2.39% for the fiscal year ended December 31, 2017 and December 31, 2016, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

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

As of December 31, 2019 Crystal Financial LLC had 35 funded commitments to 28 different issuers with total funded loans of approximately $496,833 on total assets of $518,024. As of December 31, 2018 Crystal Financial LLC had 31 funded commitments to 26 different issuers with total funded loans of approximately $413,919 on total assets of $483,767. As of December 31, 2019 and December 31, 2018, the largest loan outstanding totaled $45,000 and $37,500, respectively. For the same periods, the average exposure per issuer was $17,744 and $15,920, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $275,954 and $205,990 of borrowings outstanding at December 31, 2019 and December 31, 2018, respectively. For the years ended December 31, 2019, 2018 and 2017 Crystal Financial LLC had net income of $8,021, $33,026 and $20,391, respectively, on gross income of $61,177, $58,758 and $52,746, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. Crystal Financial LLC’s consolidated financial statements for the fiscal years ended December 31, 2019 and December 31, 2018 are attached as an exhibit to this annual report on Form 10-K.

Note 11. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2019	$37,059	0.88	$17,123	0.41	$(19,287)	(0.46)	$(2,164)	(0.05)
September 30, 2019	39,711	0.94	18,426	0.44	(4,709)	(0.11)	13,717	0.32
June 30, 2019	38,682	0.92	18,432	0.44	1,199	0.03	19,631	0.46
March 31, 2019	39,259	0.93	18,464	0.44	6,368	0.15	24,832	0.59

December 31, 2018	$38,236	0.90	$18,451	0.44	$(9,545)	(0.23)	$8,906	0.21
September 30, 2018	37,142	0.88	18,416	0.44	(286)	(0.01)	18,130	0.43
June 30, 2018	39,188	0.93	19,165	0.45	625	0.02	19,790	0.47
March 31, 2018	38,960	0.92	18,857	0.45	1,191	0.02	20,048	0.47

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

Note 12. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of December 31, 2019 and December 31, 2018 is $124,529 and $169,667, respectively, comprised of the following:

	December 31, 2019	December 31, 2018
Crystal Financial LLC*	$44,263	$44,263
Kindred Biosciences, Inc.	13,795	—
Rubius Therapeutics, Inc.	13,430	26,861
Cardiva Medical, Inc.	11,000	9,000
Centrexion Therapeutics, Inc.	7,569	—
Cerapedics, Inc.	5,372	—
PQ Bypass, Inc.	5,000	4,800
Phynet Dermatology LLC	4,668	12,385
Altern Marketing, LLC	4,227	—
Varilease Finance, Inc.	3,438	—
MRI Software LLC	3,331	—
Enhanced Capital Group, LLC	2,523	—
Solara Medical Supplies, Inc.	1,934	1,184
RS Energy Group U.S., Inc.	1,685	1,685
Alimera Sciences, Inc.	1,115	—
iCIMS, Inc.	792	792
Atria Wealth Solutions, Inc.	387	1,473
BioElectron Technology Corporation	—	17,500
BAM Capital, LLC	—	15,000
Tetraphase Pharmaceuticals, Inc.	—	13,800
Corindus Vascular Robotics, Inc.	—	6,217
Kingsbridge Holdings, LLC	—	4,139
Breathe Technologies, Inc.	—	4,000
GenMark Diagnostics, Inc.	—	3,010
Delphinus Medical Technologies, Inc.	—	1,875
Datto, Inc.	—	1,683

Total Commitments	$124,529	$169,667

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2019 and December 31, 2018, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

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

Note 13. NEF Holdings, LLC

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

As of December 31, 2019, NEF had 168 funded equipment-backed leases and loans to 78 different customers with a total net investment in leases and loans of approximately $244,996 on total assets of $304,203. As of December 31, 2018, NEF had 207 funded equipment-backed leases and loans to 82 different customers with a total net investment in leases and loans of approximately $237,221 on total assets of $293,185. As of December 31, 2019 and December 31, 2018, the largest position outstanding totaled $26,948 and $28,474, respectively. For the same periods, the average exposure per customer was $3,141 and $2,893, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $128,150 and $119,316 of borrowings outstanding at December 31, 2019 and December 31, 2018, respectively. For the years ended December 31, 2019, 2018 and the period July 31, 2017 through December 31, 2017, NEF had net income (loss) of ($6,023), $3,426 and $4,703, respectively on gross income of $31,928, $30,044 and $15,568, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. NEF’s consolidated financial statements for the fiscal years ended December 31, 2019 and December 31, 2018 are attached as an exhibit to this annual report on Form 10-K.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

Note 14. Capital Share Transactions

As of December 31, 2019 and December 31, 2018, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2019	Year ended December 31, 2018
Shares issued in reinvestment of distributions	—	—	$—	$—

Net increase (decrease)	—	—	$—	$—

Note 15. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On February 12, 2020, a new lender to the Company executed a commitment increase to our Credit Facility providing for an additional $75,000 of revolving credit, bringing our Credit Facility’s total revolving credit capacity to $545,000.

On February 20, 2020, our Board declared a quarterly distribution of $0.41 per share payable on April 3, 2020 to holders of record as of March 19, 2020.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2019 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mr. Gross is an “interested person” of Solar Capital as defined in the Investment Company Act of 1940 (the “1940 Act”) due to his position as Co-Chief Executive Officer and President of the Company and a managing member of Solar Capital Partners, LLC (“Solar Capital Partners”) the Company’s investment adviser. Mr. Spohler is an “interested person” of the Company as defined in the 1940 Act due to his position as Co-Chief Executive Officer and Chief Operating Officer of the Company and a managing member of Solar Capital Partners, the Company’s investment adviser. Each of Mr. Wachter, Mr. Hochberg and Mr. Potter is not an “interested person” of the Company as defined in the 1940 Act.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Interested Director

Michael S. Gross, 58	Chairman of the Board of Directors, Co-Chief Executive Officer and President.	Class III Director since 2007; Term expires 2021.	Co-Chief Executive Officer of Solar Capital Ltd., Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC since June 2019 and President of Solar Capital Ltd. since 2007, Solar Senior Capital Ltd. since 2010 and SCP Private Credit Income BDC LLC since 2018; Sole Chief Executive Officer of Solar Capital Ltd. (February 2007-June 2019), of Solar Senior Capital Ltd. (December 2010-June 2019) and of SCP Private Credit Income BDC LLC (June 2018-June 2019).	Chairman of the Board of Directors of Solar Senior Capital Ltd. since 2010 and of SCP Private Credit Income BDC LLC since 2018; Chairman of the Board of Directors of Global Ship Lease Inc.; Director of Jarden Corporation (2007-2016); Chairman of the Board of Mt. Sinai Children’s Center Foundation; Director of New York Road Runners; Member of the Kellogg Global Advisory Board; and Member of the Ross School Advisory Board at the University of Michigan.

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

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years (2)
Interested Director

Bruce Spohler, 59	Co-Chief Executive Officer, Chief Operating Officer and Director	Class II Director since 2009; Term expires 2020.	Co-Chief Executive Officer of Solar Capital Ltd., Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC since June 2019; Chief Operating Officer of Solar Capital Ltd. since February 2007, of Solar Senior Capital Ltd. since December 2010 and of SCP Private Credit Income BDC LLC since June 2018; previously, Managing Director and a former Co-Head of U.S. Leveraged Finance for CIBC World Markets Inc., the investment banking subsidiary of the Canadian Imperial Bank of Commerce.	Director of Solar Senior Capital Ltd. since 2010 and of SCP Private Credit Income BDC LLC since 2018.

Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of Solar Capital’s business and operations, gives the board of directors valuable industry-specific knowledge and expertise on these and other matters.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director

Steven Hochberg, 58	Director	Class II Director since 2007; Term expires 2020.	Partner at Deerfield Management, a healthcare investment firm, since 2013. Co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment and development of biomedical companies, since 2004.

Director of Solar Senior Capital Ltd. since 2011 and of SCP Private Credit Income BDC LLC since 2018, and several private companies. Partner at Deerfield Management, a healthcare investment firm, since 2013. Co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment and development of biomedical companies, since 2004. Since 2011, Mr. Hochberg had been the Chairman of the Board of Continuum Health Partners until its merger with Mount Sinai in 2013, where he is Vice Chairman of the Mount Sinai Health System, a non-profit healthcare integrated delivery system in New York City. Director of the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine.

Mr. Hochberg’s varied experience in investing in medical technology companies provides the board of directors with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director

Leonard A. Potter, 58	Director	Class III Director since 2009; Term expires 2021.	President and Chief Investment Officer of Wildcat Capital Management, LLC since 2011; Senior Managing Director at Vida Ventures since 2017; Chief Executive Officer of Infinity Q Capital Management, LLC since 2014; Managing Director of Soros Private Equity at Soros Fund Management LLC from 2002 to 2009.	Director of Solar Senior Capital Ltd. since 2011, SCP Private Credit Income BDC LLC since 2018, Hilton Grand Vacations Inc. since 2017, Sutter Rock Capital Corp. since 2011, and several private companies.

Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the board of directors on regulatory and risk management issues. In addition, his tenure in private equity and other investments and service as a director of both public and private companies provide industry-specific knowledge and expertise to the board of directors.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director

David S. Wachter, 56	Director	Class I Director since 2007; Term expires 2022.	Founding Partner, Managing Director and President of W Capital Partners, a private equity fund manager, since 2001.	Director of Solar Senior Capital Ltd. since 2011, SCP Private Credit Income BDC LLC since 2018 and of several private companies.

Mr. Wachter’s extensive knowledge of private equity and investment banking provides the board of directors with the valuable insight of an experienced financial manager.

(1)	The business address of the director nominees and other directors is c/o Solar Capital Ltd., 500 Park Avenue, New York, New York 10022.
(2)

All of the Company’s directors also serve as directors of Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC, which are investment companies that have each elected to be regulated as a business development company (“BDC”) and for which Solar Capital Partners serves as investment adviser. Mr. Potter also serves as a director of Sutter Rock Capital Corp., which is a closed-end management investment company that has elected to be regulated as a BDC.

Information about Executive Officers Who Are Not Directors

The following information, as of December 31, 2019, pertains to our executive officers who are not directors of the Company.

Name, Address, and Age(1)	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years
Richard L. Peteka, 58	Chief Financial Officer, Treasurer and Secretary	Chief Financial Officer, Treasurer and Secretary of the Company and of Solar Senior Capital Ltd. since May 2012 and of SCP Private Credit Income BDC LLC since June 2018. Mr. Peteka joined the Company from Apollo Investment Corporation, a publicly-traded business development company, where he served from 2004 to 2012 as the Chief Financial Officer and Treasurer.

Guy Talarico, 64	Chief Compliance Officer	Chief Compliance Officer of Solar Capital Ltd. since 2008, Solar Senior Capital Ltd. since 2010, SCP Private Credit Income BDC LLC since 2018 and Solar Capital Partners, LLC since February 2016—all affiliated entities; and Chief Executive Officer of Alaric Compliance Services, LLC (successor to EOS Compliance Services LLC) since December 2005. In conjunction with this primary occupation, Mr. Talarico has served and continues to serve as Chief Compliance Officer for other business development companies, funds, and/or investment advisers who are not affiliated with the Solar Capital entities.

(1)	The business address of the executive officers is c/o Solar Capital Ltd., 500 Park Avenue, New York, New York 10022.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SLRC.”

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

Communication with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company’s investor relations department. However, if stockholders believe that their questions have not been addressed, they may communicate with the Company’s board of directors by sending their communications to Solar Capital Ltd., c/o Richard L. Peteka, Secretary, 500 Park Avenue, New York, New York 10022. All stockholder communications received in this manner will be delivered to one or more members of the board of directors.

Code of Ethics

The Company has adopted a code of ethics that applies to, among others, its senior officers, including its Co-Chief Executive Officers and its Chief Financial Officer, as well as every officer, director and employee of the Company. The Company’s code of ethics can be accessed via its website at http://www.solarcapltd.com. The Company intends to disclose amendments to or waivers from a required provision of the code of ethics on Form 8-K.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Compensation of Executive Officers

None of our officers receives direct compensation from the Company. As a result, we do not engage any compensation consultants. Mr. Gross, our Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer, through their ownership interest in Solar Capital Partners, our investment adviser, are entitled to a portion of any profits earned by Solar Capital Partners, which includes any fees payable by us to Solar Capital Partners under the terms of the Advisory Agreement, less expenses incurred by Solar Capital Partners in performing its services under the Advisory Agreement. Messrs. Gross and Spohler do not receive any additional compensation from Solar Capital Partners in connection with the management of our portfolio.

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

Compensation of Directors

The following table sets forth compensation of the Company’s directors, for the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation	Total
Interested Directors
Michael S. Gross	—	—	—	—
Bruce Spohler	—	—	—	—
Independent Directors
Steven Hochberg	$127,000	—	—	$127,000
David S. Wachter	$122,000	—	—	$122,000
Leonard A. Potter	$121,000	—	—	$121,000

(1)	For a discussion of the independent directors’ compensation, see below.
(2)

We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors. However, our independent directors have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during 2019.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2019 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 14, 2020, the beneficial ownership of each current director, the nominees for directors, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has voting and investment power and has the same address as the Company. Our address is 500 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)		Percentage of Class(2)
Interested Directors
Michael S. Gross(3)(4)	2,433,655		5.8%
Bruce Spohler(3)	2,222,261		5.3%
Independent Directors
Steven Hochberg	10,000	*
Leonard A. Potter	10,000	*
David S. Wachter	26,392	*
Executive Officers
Richard L. Peteka	11,000	*
Guy Talarico	7,150	*
All executive officers and directors as a group (7 persons)	2,512,197		5.9%
Wellington Management Group LLP(5)	3,894,397		9.2%
Thornburg Investment Management Inc.(6)	4,618,278		10.9%

*	Represents less than one percent.
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

(2)	Based on a total of 42,260,826 shares of the Company’s common stock issued and outstanding as of February 14, 2020.

(3)

Includes 1,285,013 shares held by Solar Capital Investors, LLC and 715,000 shares held by Solar Capital Investors II, LLC, a portion of both of which may be deemed to be indirectly beneficially owned by Michael S. Gross, by Bruce Spohler and a grantor retained annuity trust (“GRAT”) setup by and for Mr. Gross by virtue of their collective ownership interest therein. Also includes 208,248 shares held by Solar Capital Partners Employee Stock Plan LLC, which is controlled by Solar Capital Partners, LLC. Mr. Gross and Mr. Spohler may be deemed to beneficially own a portion of the shares held by Solar Capital Partners Employee Stock Plan LLC by virtue of their collective ownership interest in Solar Capital Partners, LLC. Each of Mr. Gross and Mr. Spohler disclaim beneficial ownership of any shares of our common stock directly held by Solar Capital Partners Employee Stock Plan LLC, Solar Capital Investors, LLC or Solar Capital Investors II, LLC, except to the extent of their respective pecuniary interest therein.

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

(5)

Based upon information contained in the Schedule 13G/A filed January 28, 2020 by Wellington Management Group LLP. Such securities are held by certain investment vehicles controlled and/or managed by Wellington Management Company, LLP or its affiliates. The address for Wellington Management Company, LLP is 280 Congress Street, Boston, MA 02210.

(6)

Based upon information contained in the Schedule 13G filed February 11, 2020 by Thornburg Investment Management Inc. Such securities are held by certain investment vehicles controlled and/or managed by Thornburg Investment Management Inc. or its affiliates. The address for Thornburg Investment Management Inc. is 2300 North Ridgetop Road, Santa Fe, New Mexico 87506.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 14, 2020. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Michael S. Gross	Over $	100,000
Bruce Spohler	Over $	100,000
Independent Directors
Steven Hochberg	Over $	100,000
Leonard A. Potter	Over $	100,000
David S. Wachter	Over $	100,000

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)

The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $20.96 on February 14, 2020 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We have entered into the Advisory Agreement with Solar Capital Partners. Mr. Gross, our Chairman, Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, Solar Capital Partners. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary, serves as the Chief Financial Officer for Solar Capital Partners.

Solar Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, Solar Capital Partners presently serves as investment adviser to private funds and managed accounts as well as to Solar Senior Capital Ltd., a publicly-traded BDC, which focuses on investing primarily in senior secured loans, including first lien and second lien debt instruments, and SCP Private Credit Income BDC LLC, an unlisted BDC, which focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans. In addition, Michael S. Gross, our Chairman and Co-Chief Executive Officer, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Senior Capital Ltd and SCP Private Credit Income BDC LLC.

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

Board Consideration of the Investment Advisory and Management Agreement

Our board of directors determined at a meeting held on November 4, 2019, to approve the Advisory Agreement between the Company and Solar Capital Partners. In its consideration of the approval of the Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

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

Our governance guidelines require any director who has previously been determined to be independent to inform the Chairman of the board of directors, the Chairman of the Nominating and Corporate Governance Committee and our Secretary of any change in circumstance that may cause his status as an independent director to change. The board of directors limits membership on the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee to independent directors.

In order to evaluate the materiality of any such relationship, the board of directors uses the definition of director independence set forth in the rules promulgated by the NASDAQ Stock Market. Rule 5605(a)(2) provides that a director of a BDC, shall be considered to be independent if he or she is not an “interested person” of such BDC, as defined in Section 2(a)(19) of the 1940 Act.

The board of directors has determined that each of the directors is independent and has no relationship with us, except as a director and stockholder, with the exception of Michael S. Gross, as a result of his positions as the Co-Chief Executive Officer and President of the Company and a Managing Member of Solar Capital Partners, and Bruce Spohler, as a result of his positions as the Co-Chief Executive Officer and Chief Operating Officer of the Company and a Managing Member of Solar Capital Partners.

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

Table below in thousands

	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Audit Fees	$615.0	$581.9
Audit-Related Fees	64.5	122.0
Tax Fees	204.7	181.9
All Other Fees	—	—

Total Fees:	$884.2	$885.8

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

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2019, the Audit Committee pre-approved 100% of services described in this policy.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023(8)

4.4	Description of Securities*

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Senior Secured Credit Agreement by and between the Registrant, Citibank, N.A., as administrative agent, the lenders party thereto and JPMorgan Chase Bank, N.A., as syndication agent(9)

10.6	Third Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(7)

10.7	Form of Custodian Agreement(6)

10.8	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(5)

10.9	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.10	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.11	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.12	Form of Registration Rights Agreement(4)

10.13	Form of Subscription Agreement(4)

10.14	Form of Note Purchase Agreement by and between the Registrant and the lenders party thereto*

10.15	Form of First Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto*

10.16	Form of Second Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto*

10.17	Form of Third Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto*

14.1	Code of Ethics*

14.2	Code of Business Conduct(5)

21.1	Subsidiaries of Solar Capital Ltd.*

23.1	Consent of Independent Registered Public Accounting Firm*

Exhibit Number	Description

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Crystal Financial LLC (A Delaware Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2019 and December 31, 2018*

99.2	NEF Holdings, LLC (A Delaware Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2019 and December 31, 2018*

99.3	Report of Independent Registered Public Accounting Firm on Supplemental Information*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(5)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
(6)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(7)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on August 6, 2018.
(8)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.
(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 4, 2019.
*	Filed herewith.

c. Consolidated Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated:

Consolidated Financial Statements for Crystal Financial LLC’s (A Delaware Limited Liability Company) years ended December 31, 2019 and December 31, 2018 are attached as Exhibit 99.1 hereto.

Consolidated Financial Statements for NEF Holdings, LLC’s (A Delaware Limited Liability Company) years ended December 31, 2019 and December 31, 2018 are attached as Exhibit 99.2 hereto.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS	/s/ BRUCE J. SPOHLER
	Michael S. Gross Co-Chief Executive Officer, President, Chairman of the Board and Director Date: February 20, 2020	Bruce J. Spohler Co-Chief Executive Officer, Chief Operating Officer and Director Date: February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 20, 2020	/s/ MICHAEL S. GROSS Michael S. Gross	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 20, 2020	/s/ BRUCE J. SPOHLER Bruce J. Spohler	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)

February 20, 2020	/s/ STEVEN HOCHBERG Steven Hochberg	Director

February 20, 2020	/s/ DAVID S. WACHTER David S. Wachter	Director

February 20, 2020	/s/ LEONARD A. POTTER Leonard A. Potter	Director

February 20, 2020	/s/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary