Form 10-Q
period 2020-03-31
Solar Capital Ltd.
filed 2020-05-07
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2020

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 4, 2020 was 42,260,826.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of March 31, 2020 (unaudited) and December 31, 2019	3

	Consolidated Statements of Operations for the three months ended March 31, 2020 (unaudited) and the three months ended March 31, 2019 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2020 (unaudited) and the three months ended March 31, 2019 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2020 (unaudited) and the three months ended March 31, 2019 (unaudited)	6

	Consolidated Schedule of Investments as of March 31, 2020 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2019	14

	Notes to Consolidated Financial Statements (unaudited)	21

	Report of Independent Registered Public Accounting Firm	39

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	59

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3.	Defaults Upon Senior Securities	62

Item 4.	Mine Safety Disclosures	63

Item 5.	Other Information	63

Item 6.	Exhibits	63

	Signatures	64

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Investments at fair value:
Companies less than 5% owned (cost: $873,622 and $989,564, respectively)	$807,506	$970,821
Companies more than 25% owned (cost: $512,770 and $513,119, respectively)	468,581	524,003
Cash	60,589	16,783
Cash equivalents (cost: $424,988 and $419,571, respectively)	424,944	419,571
Dividends receivable	6,257	10,488
Interest receivable	5,912	5,401
Receivable for investments sold	1,787	2,207
Prepaid expenses and other assets	823	615

Total assets	$1,776,399	$1,949,889

Liabilities
Debt ($521,000 and $593,900 face amounts, respectively, reported net of unamortized debt issuance costs of $6,598 and $6,783, respectively. See notes 6 and 7)	$502,902	$587,117
Payable for investments and cash equivalents purchased	425,879	419,662
Distributions payable	17,327	17,327
Management fee payable (see note 3)	6,269	6,747
Performance-based incentive fee payable (see note 3)	1,480	4,281
Interest payable (see note 7)	6,559	3,678
Administrative services payable (see note 3)	—	2,757
Other liabilities and accrued expenses	2,899	2,440

Total liabilities	$963,315	$1,044,009

Commitments and contingencies (see note 10)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,260,826 shares issued and outstanding, respectively	$423	$423
Paid-in capital in excess of par	988,792	988,792
Accumulated distributable net loss	(176,131)	(83,335)

Total net assets	$813,084	$905,880

Net Asset Value Per Share	$19.24	$21.44

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2020	March 31, 2019
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$24,834	$28,143
Companies more than 25% owned	1,356	1,063
Dividends:
Companies less than 5% owned	13	3
Companies more than 25% owned	6,468	9,952
Other income:
Companies less than 5% owned	228	93
Companies more than 25% owned	5	5

Total investment income	32,904	39,259

EXPENSES:
Management fees (see note 3)	$6,269	$6,562
Performance-based incentive fees (see note 3)	1,480	4,616
Interest and other credit facility expenses (see note 7)	7,040	7,328
Administrative services expense (see note 3)	1,147	1,368
Other general and administrative expenses	1,115	921

Total expenses	17,051	20,795

Net investment income	$15,853	$18,464

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS, DEBT AND UNFUNDED COMMITMENTS:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$28	$29
Companies more than 25% owned	—	(563)

Net realized gain (loss) on investments and cash equivalents	28	(534)

Net change in unrealized gain (loss) on investments, cash equivalents and unfunded commitments and net change in unrealized (gain) loss on debt:
Companies less than 5% owned	(47,415)	39
Companies more than 25% owned	(55,074)	6,863
Debt	11,500	—
Unfunded commitments	(361)	—

Net change in unrealized gain (loss) on investments, cash equivalents, debt and unfunded commitments	(91,350)	6,902

Net realized and unrealized gain (loss) on investments, cash equivalents, debt and unfunded commitments	(91,322)	6,368

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(75,469)	$24,832

EARNINGS (LOSS) PER SHARE (see note 5)	$(1.79)	$0.59

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2020	March 31, 2019
Increase (decrease) in net assets resulting from operations:
Net investment income	$15,853	$18,464
Net realized gain (loss)	28	(534)
Net change in unrealized gain (loss)	(91,350)	6,902

Net increase (decrease) in net assets resulting from operations	(75,469)	24,832

Distributions to stockholders:
From net investment income	(17,327)	(17,327)

Capital transactions (see note 12):
Net increase in net assets resulting from capital transactions	—	—

Total increase (decrease) in net assets	(92,796)	7,505
Net assets at beginning of period	905,880	919,171

Net assets at end of period	$813,084	$926,676

Capital stock activity (see note 12):
Net increase from capital stock activity	—	—

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(75,469)	$24,832
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(28)	534
Net change in unrealized (gain) loss on investments	102,446	(6,902)
Net change in unrealized loss on debt	(11,500)	—
(Increase) decrease in operating assets:
Purchase of investments	(79,642)	(108,090)
Proceeds from disposition of investments	197,548	71,454
Net accretion of discount on investments	(1,554)	(1,615)
Capitalization of payment-in-kind interest	(156)	(230)
Collections of payment-in-kind interest	123	205
Receivable for investments sold	420	(25,590)
Interest receivable	(511)	(802)
Dividends receivable	4,231	(852)
Other receivables	—	(230)
Prepaid expenses and other assets	(208)	(134)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	6,217	(1,868)
Management fee payable	(478)	58
Performance-based incentive fee payable	(2,801)	3
Administrative services expense payable	(2,757)	(2,393)
Interest payable	2,881	693
Other liabilities and accrued expenses	459	70

Net Cash Provided by (Used in) Operating Activities	139,221	(50,857)

Cash Flows from Financing Activities:
Cash distributions paid	(17,327)	(17,327)
Deferred financing costs	185	133
Proceeds from secured borrowings	31,000	296,400
Repayment of secured borrowings	(103,900)	(176,800)

Net Cash Provided by (Used in) Financing Activities	(90,042)	102,406

NET INCREASE IN CASH AND CASH EQUIVALENTS	49,179	51,549
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	436,354	207,216

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$485,533	$258,765

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,159	$6,635

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans—85.8%

First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550		1.00%	7.23%	5/7/2018	5/9/2025	$17,000	$16,766	$14,450
Alteon Health, LLC	Health Care Providers & Services	L+650		1.00%	7.95%	9/14/2018	9/1/2022	15,050	14,975	13,696
Altern Marketing, LLC	Household & Personal Products	L+600		2.00%	8.00%	10/25/2019	10/7/2024	22,391	22,181	21,719
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650		1.00%	8.23%	5/5/2016	6/8/2023	30,024	29,419	27,022
Atria Wealth Solutions, Inc	Diversified Financial Services	L+600		1.00%	7.00%	9/14/2018	11/30/2022	4,393	4,363	4,217
AviatorCap SII, LLC(2)	Aerospace & Defense	L+700		—	7.84%	12/27/2018	10/30/2020	2,873	2,873	2,873
AviatorCap SII, LLC(2)	Aerospace & Defense	L+700		—	7.84%	3/19/2019	1/29/2021	3,714	3,714	3,714
Enhanced Capital Group, LLC	Capital Markets	L+550		1.00%	6.86%	6/28/2019	6/28/2024	19,554	19,298	18,967
iCIMS, Inc.	Software	L+650		1.00%	7.50%	9/7/2018	9/12/2024	15,003	14,762	14,403
Kingsbridge Holdings, LLC	Multi-Sector Holdings	L+700		1.00%	8.90%	12/21/2018	12/21/2024	33,112	32,692	32,450
KORE Wireless Group, Inc.	Wireless Telecommunication Services	L+550		—	6.57%	12/21/2018	12/21/2024	36,757	36,143	33,816
Legility, LLC	Commercial Services & Supplies	L+600		1.00%	7.00%	2/27/2020	12/17/2025	20,000	19,605	18,600
Logix Holding Company, LLC	Communications Equipment	L+575		1.00%	6.75%	9/14/2018	12/22/2024	7,084	7,032	6,375
Pet Holdings ULC & Pet Supermarket, Inc.(3)	Specialty Retail	L+550		1.00%	7.41%	9/14/2018	7/5/2022	28,970	28,778	27,521
PhyNet Dermatology LLC	Health Care Providers & Services	L+550		1.00%	6.50%	9/5/2018	8/16/2024	17,195	17,087	14,616
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	L+625		1.00%	8.03%	1/22/2020	12/31/2022	11,936	11,823	11,578
PPT Management Holdings, LLC	Health Care Providers & Services	L+675	(15)	1.00%	8.33%	9/14/2018	12/16/2022	20,650	20,559	16,520
Solara Medical Supplies, Inc	Health Care Providers & Services	L+600		1.00%	7.12%	5/31/2018	2/27/2024	8,622	8,495	8,450
Soleo Health Holdings, Inc	Health Care Providers & Services	L+575		1.00%	6.75%	3/31/2020	12/29/2021	9,972	9,972	9,972

Total First Lien Bank Debt/Senior Secured Loans									$320,537	$300,959

Second Lien Asset-Based Senior Secured Loans
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800		1.00%	9.15%	3/29/2017	4/17/2024	19,653	$19,524	$19,063
Varilease Finance, Inc.	Multi-Sector Holdings	L+750		1.00%	9.41%	8/22/2014	11/15/2025	36,438	36,291	35,344

Total Second Lien Asset-Based Senior Secured Loans									$55,815	$54,407

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Second Lien Bank Debt/Senior Secured Loans
Bishop Lifting Products, Inc.(5)	Trading Companies & Distributors	L+800	1.00%	9.07%	3/24/2014	3/27/2022	$24,985	$24,914	$19,988
IHS Intermediate, Inc.**	Health Care Providers & Services	L+825	1.00%	—	6/19/2015	7/20/2022	25,000	24,728	—
PhyMed Management LLC	Health Care Providers & Services	L+875	1.00%	9.83%	12/18/2015	5/18/2021	32,321	31,987	28,766
Rug Doctor LLC(2)	Diversified Consumer Services	L+975	1.50%	11.39%	12/23/2013	5/16/2023	9,111	9,091	8,929

Total Second Lien Bank Debt/Senior Secured Loans								$90,720	$57,683

First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$20,074	$20,117	$20,074
Apollo Endosurgery, Inc.	Health Care Equipment & Supplies	L+750	1.36%	8.86%	3/15/2019	9/1/2023	20,492	20,602	19,672
Ardelyx, Inc.(3)	Pharmaceuticals	L+745	—	8.81%	5/10/2018	11/1/2022	24,500	24,827	24,806
aTyr Pharma, Inc.	Pharmaceuticals	P+410	—	8.85%	11/18/2016	11/18/2020	2,667	3,373	3,387
Axcella Health Inc.	Pharmaceuticals	L+850	—	10.10%	1/9/2018	1/1/2023	26,000	26,587	26,585
Cardiva Medical, Inc.	Health Care Equipment & Supplies	L+795	1.76%	9.71%	9/24/2018	12/1/2023	27,667	28,174	28,358
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	12,615	12,574	12,647
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	18,803	18,953	18,897
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850	—	9.86%	8/18/2017	9/1/2021	3,266	3,406	3,413
GenMark Diagnostics, Inc.(3)	Health Care Providers & Services	L+590	2.51%	8.41%	2/1/2019	2/1/2023	49,522	50,034	50,265
Kindred Biosciences, Inc.(16)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	9,197	9,187	9,196
Neuronetics, Inc.	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	15,613	15,550	15,535
OmniGuide Holdings, Inc.(13)	Health Care Equipment & Supplies	L+1305	—	14.41%	7/30/2018	7/29/2023	10,500	10,673	10,132
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+795	1.00%	9.55%	12/20/2018	12/19/2022	10,000	10,027	10,175
Rubius Therapeutics, Inc.(3)	Pharmaceuticals	L+550	—	6.86%	12/21/2018	12/21/2023	26,861	27,033	27,062
scPharmaceuticals, Inc.	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	4,684	4,699	4,695

Total First Lien Life Science Senior Secured Loans								$285,816	$284,899

Total Senior Secured Loans								$752,888	$697,948

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing—35.2%
Althoff Crane Service, Inc.(14)	Commercial Services & Supplies	10.55%	7/31/2017	6/8/2022	$1,132	$1,132	$1,107
AmeraMex International, Inc.(10)	Commercial Services & Supplies	10.00%	3/29/2019	3/28/2022	5,301	5,234	5,168
Blackhawk Mining, LLC(14)	Oil, Gas & Consumable Fuels	10.99-11.17%	2/16/2018	3/1/2022-11/1/2022	4,281	4,088	3,911
C&H Paving, Inc.(14)	Construction & Engineering	9.94-11.66%	12/26/2018	1/1/2024-11/1/2024	4,021	4,070	3,886
Capital City Jet Center, Inc.(10)	Airlines	10.00%	4/4/2018	10/4/2023	1,708	1,708	1,454
Central Freight Lines, Inc.(10)	Road & Rail	7.16%	7/31/2017	1/14/2024	1,345	1,345	1,293
Champion Air, LLC(10)	Airlines	10.00%	3/19/2018	1/1/2023	2,646	2,646	2,360
Easton Sales and Rentals, LLC(10)	Commercial Services & Supplies	10.00%	9/18/2018	10/1/2021	1,779	1,766	1,566
Equipment Operating Leases, LLC(2)(12)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/2022-4/27/2025	28,914	28,914	26,459
EquipmentShare.com, Inc.(10)	Commercial Services & Supplies	6.60%	1/8/2020	1/8/2025	10,063	9,434	9,673
Family First Freight, LLC(10)	Road & Rail	8.00-10.34%	7/31/2017	7/1/2020-1/1/2023	1,294	1,293	1,242
Freightsol LLC(14)	Road & Rail	12.55-12.92%	4/9/2019	11/1/2023	2,114	2,152	1,902
Garda CL Technical Services, Inc.(14)	Commercial Services & Supplies	8.31-8.77%	3/22/2018	7/13/2023-10/5/2023	2,177	2,177	2,058
Georgia Jet, Inc.(10)	Airlines	8.00%	12/4/2017	12/4/2021	1,818	1,818	1,719
Globecomm Systems Inc.(14)	Wireless Telecommunication Services	13.18%	5/10/2018	7/1/2021	899	899	883
GMT Corporation(14)	Machinery	12.52%	10/23/2018	10/23/2023	6,034	5,985	5,800
Haljoe Coaches USA, LLC(14)	Road & Rail	8.15-9.84%	7/31/2017	7/1/2022-7/1/2024	5,186	5,186	4,319
Hawkeye Contracting Company, LLC(10)(11)	Oil, Gas & Consumable Fuels	10.00%	11/15/2017	11/15/2020	1,288	1,288	1,162
HTI Logistics Corporation(10)	Commercial Services & Supplies	9.69-9.80%	11/15/2018	12/1/2023-4/1/2024	275	275	261
Hypro, Inc.(10)	Machinery	11.53%	9/30/2019	10/1/2023	3,278	3,307	3,151
Interstate NDT, Inc. (14)	Road & Rail	11.32-14.02%	6/11/2018	7/1/2023-10/25/2023	1,851	1,851	1,699
ISR Holdings, LLC(10)	Commercial Services & Supplies	9.25%	8/27/2019	8/27/2022	4,381	4,381	4,211
JP Motorsports, Inc.(14)	Road & Rail	16.35%	8/17/2018	1/25/2022	171	170	156
Kool Pak, LLC(14)	Road & Rail	8.58%	2/5/2018	3/1/2024	581	581	558
Lineal Industries, Inc.(10)	Construction & Engineering	8.00%	12/21/2018	12/21/2021	67	67	64
Loyer Capital LLC(2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/24-9/25/24	14,731	14,731	13,726
Meridian Consulting I Corp, Inc.(10)	Hotels, Restaurants & Leisure	11.00%	7/31/2017	6/11/2026	2,850	2,823	2,423
Mountain Air Helicopters, Inc.(10)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022-2/28/2025	2,062	2,056	2,023
Rango, Inc.(10)(14)	Commercial Services & Supplies	9.42%-9.92%	9/24/2019	4/1/2023-11/1/2024	5,712	5,799	5,140
Rossco Crane & Rigging, Inc.(14)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	519	519	473
Royal Coach Lines, Inc.(10)	Road & Rail	9.58%	11/21/2019	8/1/2025	1,184	1,184	1,007
Royal Express Inc.(14)	Road & Rail	9.64%	1/17/2019	2/1/2024	1,004	1,021	952
Sidelines Tree Service LLC(14)	Diversified Consumer Services	10.24-10.61%	7/31/2017	8/1/2022-10/1/2022	237	238	215

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
South Texas Oilfield Solutions, LLC(14)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	$2,573	$2,573	$2,318
Southwest Traders, Inc.(14)	Road & Rail	9.13%	11/21/2017	11/1/2020	51	51	49
Spartan Education, LLC(10)	Diversified Consumer Services	10.26-12.00%	3/28/2019	7/31/2020-2/1/2025	7,690	7,813	7,398
ST Coaches, LLC(14)	Road & Rail	8.21-8.59%	7/31/2017	10/1/2022-1/25/2025	4,467	4,467	3,939
Stafford Logistics, Inc.(10)	Commercial Services & Supplies	12.63-13.12%	9/11/2019	10/1/2024-10/1/2025	7,677	7,677	6,910
Star Coaches Inc.(14)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,178	3,178	2,686
Sturgeon Services International Inc.(10)	Energy Equipment & Services	19.10%	7/31/2017	2/28/2022	1,149	1,149	1,014
Sun-Tech Leasing of Texas, L.P.(14)	Road & Rail	8.68%	7/31/2017	7/25/2021	87	87	83
Superior Transportation, Inc.(14)	Road & Rail	9.33-12.26%	7/31/2017	4/1/2022-8/1/2024	6,011	5,995	5,395
Tailwinds, LLC(10)	Air Freight & Logistics	9.00%	7/26/2019	8/1/2024	1,116	1,116	1,073
The Smedley Company & Smedley Services, Inc.(10)	Commercial Services & Supplies	9.92-14.75%	7/31/2017	10/29/2023-2/10/2024	4,407	4,412	4,279
Thora Capital, LLC(10)	Airlines	9.00%	7/3/2019	7/1/2025	6,062	6,062	5,827
Tornado Bus Company(14)	Road & Rail	10.78%	7/31/2017	9/1/2021	1,338	1,338	1,212
Trinity Equipment Rentals, Inc.(14)	Commercial Services & Supplies	11.23%	9/13/2018	10/1/2022	663	663	643
Trolleys, Inc.(14)	Road & Rail	9.81%	7/18/2018	8/1/2022	2,097	2,097	1,885
Up Trucking Services, LLC(14)	Road & Rail	11.21-12.10%	3/23/2018	4/1/2022-8/1/2024	2,315	2,348	2,251
Warrior Crane Services, LLC(10)	Commercial Services & Supplies	8.95%	7/11/2019	7/11/2024-8/1/2026	3,195	3,195	2,876
Wind River Environmental, LLC(10)	Diversified Consumer Services	10.00%	7/31/2019	8/1/2024	878	886	844
Womble Company, Inc.(10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	796	796	717

					Shares/Units
NEF Holdings, LLC Equity Interests(2)(9)	Multi-Sector Holdings		7/31/2017		200	145,000	123,250

Total Equipment Financing						$321,041	$286,670

Preferred Equity—1.0%
SOAGG LLC(2)(3)(4)	Aerospace & Defense	8.00%	12/14/2010	6/30/2023	1,418	$1,418	$3,531
SOINT, LLC(2)(3)(4)	Aerospace & Defense	15.00%	6/8/2012	6/30/2023	50,122	5,012	4,377

Total Preferred Equity						$6,430	$7,908

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—34.9%
aTyr Pharma, Inc. Warrants*	Pharmaceuticals	11/18/2016	6,347	$106	$—
B Riley Financial Inc.(3)(8)	Research & Consulting Services	3/16/2007	38,015	2,684	700
CardioFocus, Inc. Warrants*	Health Care Equipment & Supplies	3/31/2017	440,816	51	80
Centrexion Therapeutics, Inc. Warrants*	Pharmaceuticals	6/28/2019	210,256	106	180
Conventus Orthopaedics, Inc. Warrants*	Health Care Equipment & Supplies	6/15/2016	157,500	65	48
Crystal Financial LLC(2)(3)	Diversified Financial Services	12/28/2012	280,303	280,737	275,280
Delphinus Medical Technologies, Inc. Warrants*	Health Care Equipment & Supplies	8/18/2017	380,904	74	116
Essence Group Holdings Corporation (Lumeris) Warrants*	Health Care Technology	3/22/2017	208,000	63	385
PQ Bypass, Inc. Warrants*	Health Care Equipment & Supplies	12/20/2018	300,000	106	165
RD Holdco Inc. (Rug Doctor)(2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	1,226
RD Holdco Inc. (Rug Doctor) Class B(2)*	Diversified Consumer Services	12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants(2)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Scynexis, Inc. Warrants*	Pharmaceuticals	9/30/2016	122,435	105	—
Senseonics Holdings, Inc. Warrants*	Health Care Equipment & Supplies	7/25/2019	526,901	117	142
Sunesis Pharmaceuticals, Inc. Warrants*	Pharmaceuticals	3/31/2016	104,001	118	—
Tetraphase Pharmaceuticals, Inc. Warrants*	Pharmaceuticals	10/30/2018	14,227	269	—
Venus Concept Ltd. Warrants* (fka Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	27,352	152	23

Total Common Equity/Equity Interests/Warrants				$306,033	$283,561

Total Investments(6)—156.9%				$1,386,392	$1,276,087

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents—52.3%
U.S. Treasury Bill	Government	3/31/2020	6/9/2020	$425,000	$424,988	$424,944

Total Investments & Cash Equivalents—209.2%					$1,811,380	$1,701,031
Liabilities in Excess of Other Assets—(109.2%)						(887,947)

Net Assets—100.0%						$813,084

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of March 31, 2020.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2020

(in thousands)

(2)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2020 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2019	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend/ Other Income	Fair Value at March 31, 2020
AviatorCap SII, LLC	$2,896	$—	$23	$—	$—	$62	$2,873
AviatorCap SII, LLC	2,713	1,105	104	—	—	62	3,714
Crystal Financial LLC	296,000	—	—	—	(20,720)	6,000	275,280
Equipment Operating Leases, LLC	29,739	—	825	—	(2,455)	598	26,459
Loyer Capital LLC	14,731	—	—	—	(1,005)	370	13,726
NEF Holdings, LLC	145,000	—	—	—	(21,750)	250	123,250
RD Holdco Inc. (Rug Doctor, common equity)	7,706	—	—	—	(6,480)	—	1,226
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	—	—	—	—	—	—	—
Rug Doctor LLC	9,111	—	—	—	(184)	269	8,929
SOAGG LLC	4,952	—	123	—	(1,298)	29	3,531
SOINT, LLC (preferred equity)	5,939	—	380	—	(1,182)	189	4,377

	$524,003	$1,105	$1,455	$—	$(55,074)	$7,829	$468,581

(3)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2020, on a fair value basis, non-qualifying assets in the portfolio represented 23.5% of the total assets of the Company.

(4)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(5)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(6)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $94,274; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $20,170 and $114,444, respectively, based on a tax cost of $1,370,361. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

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

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2020

(in thousands)

(15)	Spread is 1.00% Cash / 5.75% PIK.
(16)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
*	Non-income producing security.
**	Investment is on non-accrual status.

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2020
Diversified Financial Services (Crystal Financial LLC)	21.9%
Multi-Sector Holdings (includes NEF Holdings, LLC, Equipment Operating Leases, LLC and Loyer Capital LLC)	18.1%
Health Care Providers & Services	13.2%
Pharmaceuticals	10.1%
Health Care Equipment & Supplies	8.4%
Commercial Services & Supplies	5.1%
Wireless Telecommunication Services	2.7%
Communications Equipment	2.6%
Road & Rail	2.4%
Specialty Retail	2.2%
Diversified Consumer Services	1.9%
Household & Personal Products	1.7%
Trading Companies & Distributors	1.6%
Thrifts & Mortgage Finance	1.5%
Capital Markets	1.5%
Aerospace & Defense	1.1%
Software	1.1%
Airlines	0.9%
Machinery	0.7%
Oil, Gas & Consumable Fuels	0.4%
Energy Equipment & Services	0.3%
Construction & Engineering	0.3%
Hotels, Restaurants & Leisure	0.2%
Air Freight & Logistics	0.1%
Research & Consulting Services	0.0%
Health Care Technology	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans—94.1%

Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550		1.00%	7.40%	5/7/2018	5/9/2025	$17,043	$16,800	$16,191
Alteon Health, LLC	Health Care Providers & Services	L+650		1.00%	8.30%	9/14/2018	9/1/2022	15,094	15,011	15,094
Altern Marketing, LLC	Household & Personal Products	L+600		2.00%	8.00%	10/25/2019	10/7/2024	27,899	27,626	27,620
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650		1.00%	8.32%	5/5/2016	6/8/2023	30,038	29,386	28,236
Atria Wealth Solutions, Inc	Diversified Financial Services	L+600		1.00%	7.80%	9/14/2018	11/30/2022	4,404	4,371	4,360
AviatorCap SII, LLC(2)	Aerospace & Defense	L+700		—	8.90%	12/27/2018	10/30/2020	2,896	2,896	2,896
AviatorCap SII, LLC(2)	Aerospace & Defense	L+700		—	8.90%	3/19/2019	1/29/2021	2,713	2,713	2,713
Bishop Lifting Products, Inc.(5)	Trading Companies & Distributors	L+800		1.00%	9.80%	3/24/2014	3/27/2022	24,985	24,906	24,985
Enhanced Capital Group, LLC	Capital Markets	L+550		1.00%	7.20%	6/28/2019	6/28/2024	20,311	20,032	20,311
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675		1.00%	8.55%	12/7/2015	12/14/2021	37,195	37,058	37,195
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800		1.00%	9.93%	3/29/2017	4/17/2024	19,702	19,567	19,702
iCIMS, Inc.	Software	L+650		1.00%	8.29%	9/7/2018	9/12/2024	15,003	14,751	15,003
IHS Intermediate, Inc.** .	Health Care Providers & Services	L+825		1.00%	—	6/19/2015	7/20/2022	25,000	24,728	7,500
Kingsbridge Holdings, LLC	Multi-Sector Holdings	L+700		1.00%	9.09%	12/21/2018	12/21/2024	33,112	32,675	33,112
KORE Wireless Group, Inc.	Wireless Telecommunication Services	L+550		—	7.44%	12/21/2018	12/21/2024	36,850	36,208	36,573
Logix Holding Company, LLC	Communications Equipment	L+575		1.00%	7.55%	9/14/2018	12/22/2024	7,103	7,048	7,103
MRI Software LLC	Software	L+575		1.00%	7.55%	7/23/2019	6/30/2023	31,610	31,316	31,610
On Location Events, LLC & PrimeSport Holdings Inc.	Media	L+500		1.00%	6.94%	12/7/2017	9/29/2021	27,547	27,409	27,547
Pet Holdings ULC & Pet Supermarket, Inc.(3)	Specialty Retail	L+550		1.00%	7.60%	9/14/2018	7/5/2022	29,045	28,833	28,972
PhyMed Management LLC	Health Care Providers & Services	L+875		1.00%	10.55%	12/18/2015	5/18/2021	32,321	31,919	32,321
PhyNet Dermatology LLC	Health Care Providers & Services	L+550		1.00%	7.29%	9/5/2018	8/16/2024	17,239	17,125	17,239
PPT Management Holdings, LLC	Health Care Providers & Services	L+675	(15)	1.00%	8.44%	9/14/2018	12/16/2022	20,656	20,557	19,003
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425		1.00%	6.19%	9/14/2018	11/25/2021	1,771	1,765	1,771
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+768		1.00%	9.63%	10/24/2017	11/25/2021	27,929	27,690	27,929
RS Energy Group U.S., Inc.	Software	L+475		—	6.69%	10/26/2018	10/6/2023	15,096	14,855	15,096
Rug Doctor LLC(2)	Diversified Consumer Services	L+975		1.50%	11.54%	12/23/2013	5/16/2023	9,111	9,089	9,111
Solara Medical Supplies, Inc	Health Care Providers & Services	L+600		1.00%	7.94%	5/31/2018	2/27/2024	7,507	7,385	7,507

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
The Octave Music Group, Inc. (fka TouchTunes)	Media	L+825	1.00%	9.95%	5/28/2015	5/27/2022	$12,194	$12,116	$12,194
Varilease Finance, Inc.	Multi-Sector Holdings	L+750	1.00%	9.59%	8/22/2014	11/15/2025	36,438	36,286	36,438

Total Bank Debt/Senior Secured Loans								$582,121	$565,332

Life Science Senior Secured Loans
Alimera Sciences, Inc.	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$18,959	$18,959	$18,959
Apollo Endosurgery, Inc.	Health Care Equipment & Supplies	L+750	—	9.19%	3/15/2019	9/1/2023	20,492	20,539	20,492
Ardelyx, Inc.(3)	Pharmaceuticals	L+745	—	9.14%	5/10/2018	11/1/2022	24,500	24,741	24,745
aTyr Pharma, Inc.	Pharmaceuticals	P+410	—	8.85%	11/18/2016	11/18/2020	3,667	4,302	4,327
Axcella Health Inc.	Pharmaceuticals	L+850	—	10.20%	1/9/2018	1/1/2023	26,000	26,514	26,546
Cardiva Medical, Inc.	Health Care Equipment & Supplies	L+795	1.76%	9.71%	9/24/2018	12/1/2023	24,000	24,383	24,480
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	12,615	12,533	12,504
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	18,803	18,893	18,897
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850	—	10.19%	8/18/2017	9/1/2021	3,810	3,919	3,906
GenMark Diagnostics, Inc.(3)	Health Care Providers & Services	L+590	2.51%	8.41%	2/1/2019	2/1/2023	49,522	49,823	50,017
Kindred Biosciences, Inc.(3)(16)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	9,197	9,169	9,173
OmniGuide Holdings, Inc.(13)	Health Care Equipment & Supplies	L+805	—	9.74%	7/30/2018	7/29/2023	10,500	10,639	10,552
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+795	1.00%	9.65%	12/20/2018	12/19/2022	10,000	9,974	10,140
Rubius Therapeutics, Inc.(3)	Pharmaceuticals	L+550	—	7.19%	12/21/2018	12/21/2023	26,861	26,974	26,995
scPharmaceuticals, Inc.	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	4,684	4,692	4,693
Senseonics Holdings, Inc.	Health Care Equipment & Supplies	L+650	2.48%	8.98%	7/25/2019	7/1/2024	21,076	20,989	21,076

Total Life Science Senior Secured Loans								$287,043	$287,502

Total Senior Secured Loans								$869,164	$852,834

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing—35.4%
Althoff Crane Service, Inc.(14)	Commercial Services & Supplies	10.55%	7/31/2017	6/8/2022	$1,180	$1,180	$1,200
AmeraMex International, Inc.(10)	Commercial Services & Supplies	10.00%	3/29/2019	3/28/2022	6,314	6,206	6,400
Blackhawk Mining, LLC(14)	Oil, Gas & Consumable Fuels	10.99-11.17%	2/16/2018	3/1/2022-11/1/2022	4,701	4,474	4,764
C&H Paving, Inc.(14)	Construction & Engineering	9.94-11.66%	12/26/2018	1/1/2024-11/1/2024	4,136	4,187	4,158
Capital City Jet Center, Inc.(10)	Airlines	10.00%	4/4/2018	10/4/2023	1,806	1,806	1,808
Central Freight Lines, Inc.(10)	Road & Rail	7.16%	7/31/2017	1/14/2024	1,421	1,421	1,421
Champion Air, LLC(10)	Airlines	10.00%	3/19/2018	1/1/2023	2,770	2,770	2,748
Easton Sales and Rentals, LLC(10)	Commercial Services & Supplies	10.00%	9/18/2018	10/1/2021	1,882	1,866	1,845
Equipment Operating Leases, LLC(2)(12)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/2022-4/27/2025	29,739	29,739	29,739
Family First Freight, LLC(10)	Road & Rail	9.43-10.10%	7/31/2017	7/1/2020-1/22/2022	557	556	554
Freightsol LLC(14)	Road & Rail	12.62-12.99%	4/9/2019	11/1/2023	2,225	2,266	2,225
Garda CL Technical Services, Inc.(14)	Commercial Services & Supplies	8.31-8.77%	3/22/2018	7/13/2023-10/5/2023	2,317	2,317	2,280
Georgia Jet, Inc.(10)	Airlines	8.00%	12/4/2017	12/4/2021	1,833	1,833	1,805
Globecomm Systems Inc.(14)	Wireless Telecommunication Services	13.18%	5/10/2018	7/1/2021	1,051	1,051	1,072
GMT Corporation(14)	Machinery	12.46%	10/23/2018	10/23/2023	6,363	6,309	6,363
Haljoe Coaches USA, LLC(14)	Road & Rail	8.15-9.90%	7/31/2017	7/1/2022-7/1/2024	5,626	5,626	5,527
Hawkeye Contracting Company, LLC(10)(11)	Oil, Gas & Consumable Fuels	10.00%	11/15/2017	11/15/2020	1,823	1,823	1,827
HTI Logistics Corporation(10)	Commercial Services & Supplies	9.69-9.80%	11/15/2018	12/1/2023-4/1/2024	289	289	286
Hypro, Inc.(10)	Machinery	11.53%	9/30/2019	10/1/2023	3,460	3,493	3,460
Interstate NDT, Inc.(14)	Road & Rail	11.32-13.94%	6/11/2018	7/1/2023-10/25/2023	2,019	2,019	2,055
ISR Holdings, LLC(10)	Commercial Services & Supplies	9.25%	8/27/2019	8/27/2022	4,781	4,781	4,781
JP Motorsports, Inc.(14)	Road & Rail	16.35%	8/17/2018	1/25/2022	192	191	194
Kool Pak, LLC(14)	Road & Rail	8.58%	2/5/2018	3/1/2024	612	612	612
Lineal Industries, Inc.(10)	Construction & Engineering	8.00%	12/21/2018	12/21/2021	76	76	76
Loyer Capital LLC(2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/24-9/25/24	14,731	14,731	14,731
Meridian Consulting I Corp, Inc.(10)	Hotels, Restaurants & Leisure	10.72%	7/31/2017	12/4/2021	1,926	1,926	1,972
Mountain Air Helicopters, Inc.(10)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022	1,509	1,509	1,528
Rango, Inc.(10)(14)	Commercial Services & Supplies	9.42%-9.92%	9/24/2019	4/1/2023-11/1/2024	6,055	6,150	6,055
Rossco Crane & Rigging, Inc.(14)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	577	577	584
Royal Coach Lines, Inc.	Road & Rail	9.56%	11/21/2019	8/1/2025	1,240	1,240	1,240
Royal Express Inc.(14)	Road & Rail	9.64%	1/17/2019	2/1/2024	1,056	1,075	1,042
Sidelines Tree Service LLC(14)	Diversified Consumer Services	10.31-10.52%	7/31/2017	8/1/2022-10/1/2022	329	329	331

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
South Texas Oilfield Solutions, LLC(14)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	$2,753	$2,753	$2,754
Southern Nevada Oral & Maxillofacial Surgery, LLC(10)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	1,273	1,273	1,286
Southwest Traders, Inc.(14)	Road & Rail	9.13%	11/21/2017	11/1/2020	70	70	69
Spartan Education, LLC(10)	Diversified Consumer Services	10.26-12.00%	3/28/2019	7/31/2020-12/27/2023	6,758	6,867	6,766
ST Coaches, LLC(14)	Road & Rail	8.21-8.59%	7/31/2017	10/1/2022-1/25/2025	4,585	4,585	4,501
Stafford Logistics, Inc.(10)	Commercial Services & Supplies	12.63-13.12%	9/11/2019	10/1/2024-10/1/2025	7,930	7,930	7,930
Star Coaches Inc.(14)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,305	3,305	3,288
Sturgeon Services International Inc.(10)	Energy Equipment & Services	19.10%	7/31/2017	2/28/2022	1,271	1,271	1,249
Sun-Tech Leasing of Texas, L.P.(14)	Road & Rail	8.68-16.95%	7/31/2017	6/25/2020-7/25/2021	238	238	236
Superior Transportation, Inc.(14)	Road & Rail	9.38-12.26%	7/31/2017	4/1/2022-8/1/2024	6,492	6,471	6,471
Tailwinds, LLC(10)	Air Freight & Logistics	9.00%	7/26/2019	8/1/2024	1,153	1,153	1,153
The Smedley Company & Smedley Services, Inc.(10).	Commercial Services & Supplies	9.92-14.75%	7/31/2017	10/29/2023-2/10/2024	5,011	5,030	5,070
Thora Capital, LLC(10)	Airlines	9.00%	7/3/2019	7/1/2025	6,209	6,209	6,209
Tornado Bus Company(14)	Road & Rail	10.78%	7/31/2017	9/1/2021	1,509	1,509	1,518
Trinity Equipment Rentals, Inc.(14)	Commercial Services & Supplies	11.24%	9/13/2018	10/1/2022	719	719	726
Trolleys, Inc.(14)	Road & Rail	9.81%	7/18/2018	8/1/2022	2,295	2,295	2,292
Up Trucking Services, LLC(14)	Road & Rail	11.21-12.10%	3/23/2018	4/1/2022-8/1/2024	2,512	2,549	2,540
Warrior Crane Services, LLC(10)	Commercial Services & Supplies	8.95%	7/11/2019	7/11/2024-8/1/2026	3,316	3,316	3,316
Wind River Environmental, LLC(10)	Diversified Consumer Services	10.00%	7/31/2019	8/1/2024	918	926	918
Womble Company, Inc.(10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	814	814	814
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc.(10).	Construction & Engineering	7.50%	7/31/2017	10/1/2022	1,841	1,841	1,841

					Shares/Units
NEF Holdings, LLC Equity Interests(2)(9)	Multi-Sector Holdings		7/31/2017		200	145,000	145,000

Total Equipment Financing						$320,552	$320,630

Preferred Equity—1.2%
SOAGG LLC(2)(3)(4)	Aerospace & Defense	8.00%	12/14/2010	6/30/2023	1,541	$1,541	$4,952
SOINT, LLC(2)(3)(4)	Aerospace & Defense	15.00%	6/8/2012	6/30/2023	53,932	5,393	5,939

Total Preferred Equity						$6,934	$10,891

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—34.3%
aTyr Pharma, Inc. Warrants*	Pharmaceuticals	11/18/2016	6,347	$106	$—
B Riley Financial Inc.(3)(8)	Research & Consulting Services	3/16/2007	38,015	2,684	957
CardioFocus, Inc. Warrants*	Health Care Equipment & Supplies	3/31/2017	440,816	51	34
Centrexion Therapeutics, Inc. Warrants*	Pharmaceuticals	6/28/2019	210,256	106	77
Conventus Orthopaedics, Inc. Warrants*	Health Care Equipment & Supplies	6/15/2016	157,500	65	10
Crystal Financial LLC(2)(3)	Diversified Financial Services	12/28/2012	280,303	280,737	296,000
Delphinus Medical Technologies, Inc. Warrants*	Health Care Equipment & Supplies	8/18/2017	380,904	74	50
Essence Group Holdings Corporation (Lumeris) Warrants*	Health Care Technology	3/22/2017	208,000	63	267
PQ Bypass, Inc. Warrants*	Health Care Equipment & Supplies	12/20/2018	300,000	106	75
RD Holdco Inc. (Rug Doctor)(2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	7,706
RD Holdco Inc. (Rug Doctor) Class B(2)*	Diversified Consumer Services	12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants(2)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Scynexis, Inc. Warrants*	Pharmaceuticals	9/30/2016	122,435	105	—
Senseonics Holdings, Inc. Warrants*	Health Care Equipment & Supplies	7/25/2019	526,901	117	70
Sunesis Pharmaceuticals, Inc. Warrants*	Pharmaceuticals	3/31/2016	104,001	118	—
Tetraphase Pharmaceuticals, Inc. Warrants(3)*	Pharmaceuticals	10/30/2018	14,227	269	—
Venus Concept Ltd. Warrants* (fka Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	27,352	152	7

Total Common Equity/Equity Interests/Warrants				$306,033	$310,469

Total Investments (6)—165.0%				$1,502,683	$1,494,824

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents—46.3%
U.S. Treasury Bill	Government	12/31/2019	1/28/2020	$420,000	$419,571	$419,571

Total Investments & Cash Equivalents—211.3%					$1,922,254	$1,914,395
Liabilities in Excess of Other Assets—(111.3%)						(1,008,515)

Net Assets—100.0%						$905,880

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
(6)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $8,172; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $45,038 and $36,866, respectively, based on a tax cost of $1,486,652. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

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

March 31, 2020

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

Solar Capital Ltd. (“Solar Capital”, the “Company”, “we”, “us” or “our”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 9, 2010, Solar Capital priced its initial public offering, selling 5.68 million shares of common stock, including the underwriters’ over-allotment, at a price of $18.50 per share. Concurrent with this offering, the Company’s senior management purchased an additional 600,000 shares through a private placement, also at $18.50 per share.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2020.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

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

March 31, 2020

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company has adopted ASU 2018-13 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements and disclosures.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020 and 2019, the Company recognized $6,269 and $6,562, respectively, in base management fees and $1,480 and $4,616, respectively, in performance-based incentive fees.

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

For the three months ended March 31, 2020 and 2019, the Company recognized expenses under the Administration Agreement of $1,147 and $1,368, respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2020 and 2019.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

Note 4. Net Asset Value Per Share

At March 31, 2020, the Company’s total net assets and net asset value per share were $813,084 and $19.24, respectively. This compares to total net assets and net asset value per share at December 31, 2019 of $905,880 and $21.44, respectively.

Note 5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations, pursuant to ASC 260-10, for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Earnings (loss) per share (basic & diluted)
Numerator—net increase (decrease) in net assets resulting from operations:	$(75,469)	$24,832
Denominator—weighted average shares:	42,260,826	42,260,826
Earnings (loss) per share:	($1.79)	$0.59

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

March 31, 2020

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Such reclassifications involving Level 3 assets and liabilities are reported as transfers in/out of Level 3 as of the end of the quarter in which the reclassifications occur. Within the fair value hierarchy tables below, cash and cash equivalents are excluded but could be classified as Level 1.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2020 and December 31, 2019:

Fair Value Measurements

As of March 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$697,948	$697,948
Equipment Financing	—	—	286,670	286,670
Preferred Equity	—	—	7,908	7,908
Common Equity/Equity Interests/Warrants	700	—	282,861	283,561

Total Investments	$700	$—	$1,275,387	$1,276,087

Liabilities:
2022 Unsecured Notes	$—	$—	$138,500	$138,500
Unfunded Commitments	—	—	361	361

Total Fair Valued Liabilities	$—	$—	$138,861	$138,861

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

Fair Value Measurements

As of December 31, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$852,834	$852,834
Equipment Financing	—	—	320,630	320,630
Preferred Equity	—	—	10,891	10,891
Common Equity/Equity Interests/Warrants	957	—	309,512	310,469

Total Investments	$957	$—	$1,493,867	$1,494,824

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2020 and the year ended December 31, 2019 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2020 and December 31, 2019:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2019	$852,834	$320,630	$10,891	$309,512	$1,493,867
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized loss	(38,608)	(34,450)	(2,479)	(26,651)	(102,188)
Purchase of investment securities	65,459	15,892	—	—	81,351
Proceeds from dispositions of investment securities	(181,737)	(15,402)	(504)	—	(197,643)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, March 31, 2020	$697,948	$286,670	$7,908	$282,861	$1,275,387

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$(37,389)	$(34,450)	$(2,479)	$(26,651)	$(100,969)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2020:

2022 Unsecured Notes and Unfunded Commitments	For the three months ended March 31, 2020
Beginning fair value	$150,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	(11,139)
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$138,861

The Company made an election to apply the fair value option of accounting to the 2022 Unsecured Notes, in accordance with ASC 825-10. On March 31, 2020, there were borrowings of $150,000 on the 2022 Unsecured Notes.

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2018	$818,861	$314,226	$15,527	$306,926	$1,455,540
Total gains or losses included in earnings:
Net realized gain (loss)	391	162	—	(108)	445
Net change in unrealized gain (loss)	(14,296)	(576)	(3,242)	3,028	(15,086)
Purchase of investment securities	322,882	90,330	—	426	413,638
Proceeds from dispositions of investment securities	(275,004)	(83,512)	(1,394)	(760)	(360,670)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, December 31, 2019	$852,834	$320,630	$10,891	$309,512	$1,493,867

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(14,064)	$(576)	$(3,242)	$2,519	$(15,363)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2020		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$697,948	Income Approach	Market Yield	6.0% – 17.2% (10.1%)
Equipment Financing	Asset	$ $	163,420 123,250	Income Approach Market Approach	Market Yield Return on Equity	7.5% – 23.3% (11.8%) 7.8% – 7.8% (7.8%)
Preferred Equity	Asset		$7,908	Income Approach	Market Yield	8.0% – 14.2% (11.4%)
Common Equity/Equity Interests/Warrants	Asset	$ $	8,281 275,280	Market Approach Market Approach	EBITDA Multiple Return on Equity	5.8x – 6.3x (6.3x) 4.3% – 12.3% (6.2%)
2022 Unsecured Notes	Liability		$138,500	Income Approach	Market Yield	5.1% – 10.9% (8.5%)
Unfunded Commitments	Liability		$361	Income Approach	Market Yield	6.8% – 8.9% (8.6%)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2019 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2019		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$ $	845,334 7,500	Income Approach Market Approach	Market Yield EBITDA Multiple	6.2% – 11.9% (9.3%) 7.8x – 8.0x (7.9x)
Equipment Financing	Asset	$ $	175,630 145,000	Income Approach Market Approach	Market Yield Return on Equity	7.2% – 19.7% (10.0%) 7.8% – 7.8% (7.8%)
Preferred Equity	Asset		$10,891	Income Approach	Market Yield	8.0% – 12.9% (10.7%)
Common Equity/Equity Interests/Warrants	Asset	$ $	13,512 296,000	Market Approach Market Approach	EBITDA Multiple Return on Equity	5.8x – 6.3x (6.0x) 3.9% – 17.0% (17.0%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	3.8% – 6.0% (4.5%)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$75,000	$72,315	(1)	$117,900	$115,217	(1)
NEFPASS Facility	—	(794	)(2)	30,000	29,149	(2)
2022 Unsecured Notes	150,000	138,500		150,000	150,000
2022 Tranche C Notes	21,000	20,913	(3)	21,000	20,905	(3)
2023 Unsecured Notes	75,000	73,962	(4)	75,000	73,876	(4)
2024 Unsecured Notes	125,000	123,762	(5)	125,000	123,732	(5)
2026 Unsecured Notes	75,000	74,244	(6)	75,000	74,238	(6)

	$521,000	$502,902		$593,900	$587,117

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $2,685 and $2,683, respectively, as of March 31, 2020 and December 31, 2019.
(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $794 and $851, respectively, as of March 31, 2020 and December 31, 2019.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $87 and $95, respectively, as of March 31, 2020 and December 31, 2019.
(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,038 and $1,124, respectively, as of March 31, 2020 and December 31, 2019.
(5)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,238 and $1,268, respectively, as of March 31, 2020 and December 31, 2019.
(6)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $756 and $762, respectively as of March 31, 2020 and December 31, 2019.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

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

Revolving and Term Loan Facilities

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into the new senior secured credit agreement (the “Credit Facility”). The Credit Facility is composed of $470,000 of revolving credit and $75,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At March 31, 2020, outstanding USD equivalent borrowings under the Credit Facility totaled $75,000, composed of $0 of revolving credit and $75,000 of term loans.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into a $50,000 senior secured revolving credit facility (the “NEFPASS Facility”) with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were no borrowings outstanding as of March 31, 2020.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

The average annualized interest cost for all borrowings for the three months ended March 31, 2020 and the year ended December 31, 2019 was 4.32% and 4.52%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes, and the 2026 Unsecured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the three months ended March 31, 2020 and the year ended December 31, 2019 were $601,000 and $616,186, respectively.

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Per Share Data:(a)
Net asset value, beginning of year	$21.44	$21.75

Net investment income	0.38	0.44
Net realized and unrealized gain (loss)	(2.17)	0.15

Net increase (decrease) in net assets resulting from operations	(1.79)	0.59
Distributions to stockholders:
From net investment income	(0.41)	(0.41)

Net asset value, end of period	$19.24	$21.93

Per share market value, end of period	$11.64	$20.84
Total Return(b)	(41.56%)	10.73%
Net assets, end of period	$813,084	$926,676
Shares outstanding, end of period	42,260,826	42,260,826
Ratios to average net assets(c):
Net investment income	1.75%	2.01%

Operating expenses	1.10%	1.47%
Interest and other credit facility expenses	0.78%	0.79%

Total expenses	1.88%	2.26%

Average debt outstanding	$559,460	$546,376
Portfolio turnover ratio	5.6%	4.9%

(a)	Calculated using the average shares outstanding method.
(b)

Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. The market price per share as of December 31, 2019 and December 31, 2018 was $20.62 and $19.19, respectively. Total return does not include a sales load.

(c)	Not annualized for periods less than one year.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

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

As of March 31, 2020 Crystal Financial LLC had 35 funded commitments to 27 different issuers with a total par value of approximately $464,695 on total assets of $483,001. As of December 31, 2019 Crystal Financial LLC had 35 funded commitments to 28 different issuers with total funded loans of approximately $496,833 on total assets of $518,024. As of March 31, 2020 and December 31, 2019, the largest loan outstanding totaled $45,000 and $45,000, respectively. For the same periods, the average exposure per issuer was $17,211 and $17,744, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $245,589 and $275,954 of borrowings outstanding at March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, Crystal Financial LLC had net income of $1,901 and $5,448, respectively, on gross income of $11,505 and $13,360, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of March 31, 2020 and December 31, 2019 is $118,513 and $124,529, respectively, comprised of the following:

	March 31, 2020	December 31, 2019
Crystal Financial LLC*	$44,263	$44,263
Kindred Biosciences, Inc	13,795	13,795
Rubius Therapeutics, Inc	13,430	13,430
Altern Marketing, LLC	8,454	4,227
Cardiva Medical, Inc	7,333	11,000
Neuronetics, Inc	6,691	—
Cerapedics, Inc	5,372	5,372
PQ Bypass, Inc	5,000	5,000
Phynet Dermatology LLC	4,668	4,668
Varilease Finance, Inc	3,438	3,438
Enhanced Capital Group, LLC	2,523	2,523
Pinnacle Treatment Centers, Inc.	1,540	—
Solara Medical Supplies, Inc	799	1,934

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

	March 31, 2020	December 31, 2019
iCIMS, Inc	$792	$792
Atria Wealth Solutions, Inc	387	387
Soleo Health Holdings, Inc.	28	—
Centrexion Therapeutics, Inc	—	7,569
MRI Software LLC	—	3,331
RS Energy Group U.S., Inc	—	1,685
Alimera Sciences, Inc	—	1,115

Total Commitments	$118,513	$124,529

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2020 and December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

As of March 31, 2020, NEF had 158 funded equipment-backed leases and loans to 69 different customers with a total net investment in leases and loans of approximately $217,437 on total assets of $294,761. As of December 31, 2019, NEF had 168 funded equipment-backed leases and loans to 78 different customers with a total net investment in leases and loans of approximately $244,996 on total assets of $304,203. As of March 31, 2020 and December 31, 2019, the largest position outstanding totaled $26,565 and $26,948, respectively. For the same periods, the average exposure per customer was $3,151 and $3,141, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $121,432 and $128,150 of borrowings outstanding at March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and March 31, 2019, NEF had net income of $427 and $440, respectively, on gross income of $5,914 and $7,148, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

Note 12. Capital Share Transactions

As of March 31, 2020 and March 31, 2019, 200,000,000 shares of $0.01 par value capital stock were authorized.

There were no transactions in capital stock during the three months ended March 31, 2020 and March 31, 2019.

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On May 7, 2020, our Board declared a quarterly distribution of $0.41 per share payable on July 2, 2020 to holders of record as of June 18, 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Capital Ltd.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of Solar Capital Ltd. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of March 31, 2020, the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2019, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

New York, New York

May 7, 2020

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

Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•	our future operating results, including our ability to achieve objectives as a result of the current COVID-19 pandemic;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

•	the impact of any protracted decline in the liquidity of credit markets on our business and the impact of the COVID-19 pandemic thereon;

•	the ability of our portfolio companies to achieve their objectives, including as a result of the current COVID-19 pandemic;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market, and the impact of the COVID-19 pandemic thereon;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital, and the impact of the COVID-19 pandemic thereon;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon; and

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments and the impacts of the COVID-19 pandemic thereon.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•

an economic downturn, including as a result of the current COVID-19 pandemic, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets, including as a result of the current COVID-19 pandemic, could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;

•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•

the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

Solar Capital Ltd. (“Solar Capital”, the “Company”, “we” or “our”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

As of March 31, 2020, the Investment Adviser has directly invested approximately $9.3 billion in more than 400 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with approximately 200 different financial sponsors.

Recent Developments

On May 7, 2020, our Board declared a quarterly distribution of $0.41 per share payable on July 2, 2020 to holders of record as of June 18, 2020.

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

Portfolio and Investment Activity

During the three months ended March 31, 2020, we invested approximately $79.6 million across 15 portfolio companies. This compares to investing approximately $108.1 million in 19 portfolio companies for the three months ended March 31, 2019. Investments sold, prepaid or repaid during the three months ended March 31, 2020 totaled approximately $200.3 million versus approximately $73.5 million for the three months ended March 31, 2019.

At March 31, 2020, our portfolio consisted of 105 portfolio companies and was invested 23.3% in cash flow senior secured loans, 31.8% in asset-based senior secured loans / Crystal, 22.5% in equipment senior secured financings / NEF, and 22.4% in life science senior secured loans, in each case, measured at fair value, versus 120 portfolio companies invested 29.2% in cash flow senior secured loans, 29.8% in asset-based senior secured loans / Crystal, 21.4% in equipment senior secure financings / NEF, and 19.6% in life science senior secured loans, in each case, measured at fair value, at March 31, 2019.

At March 31, 2020, 76.5% or $969.7 million of our income producing investment portfolio* is floating rate and 23.5% or $298.1 million is fixed rate, measured at fair value. At March 31, 2019, 75.7% or $1.12 billion of our income producing investment portfolio* is floating rate and 24.3% or $361.7 million is fixed rate, measured at fair value. As of March 31, 2020 and 2019, we had one and zero issuers, respectively, on non-accrual status.

*	We have included Crystal Financial LLC and NEF Holdings LLC within our income producing investment portfolio.

Since inception through March 31, 2020, Solar Capital and its predecessor companies have invested approximately $6.4 billion in more than 285 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 150 different financial sponsors.

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

As of March 31, 2020, Crystal Financial LLC had 35 funded commitments to 27 different issuers with a total par value of approximately $464.7 million on total assets of $483.0 million. As of December 31, 2019, Crystal Financial LLC had 35 funded commitments to 28 different issuers with total funded loans of approximately $496.8 million on total assets of $518.0 million. As of March 31, 2020 and December 31, 2019, the largest loan outstanding totaled $45.0 million and $45.0 million, respectively. For the same periods, the average exposure per issuer was $17.2 million and $17.7 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $245.6 million and $276.0 million of borrowings outstanding at March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, Crystal Financial LLC had net income of $1.9 million and $5.4 million, respectively, on gross income of $11.5 million and $13.4 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Crystal Financial LLC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Crystal Financial LLC will be able to maintain consistent dividend payments to us.

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

As of March 31, 2020, NEF had 158 funded equipment-backed leases and loans to 69 different customers with a total net investment in leases and loans of approximately $217.4 million on total assets of $294.8 million. As of December 31, 2019, NEF had 168 funded equipment-backed leases and loans to 78 different customers with a total net investment in leases and loans of approximately $245.0 million on total assets of $304.2 million.

As of March 31, 2020 and December 31, 2019, the largest position outstanding totaled $26.6 million and $26.9 million, respectively. For the same periods, the average exposure per customer was $3.2 million and $3.1 million, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $121.4 million and $128.2 million of borrowings outstanding at March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, NEF had net income of $0.4 million and $0.4 million, respectively, on gross income of $5.9 million and $7.1 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NEF’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NEF will be able to maintain consistent dividend payments to us.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2020 and 2019, capitalized PIK income totaled $0.2 million and $0.2 million, respectively.

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

Income Taxes

Solar Capital, a U.S. corporation, has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify for U.S. federal income taxation as a RIC, the Company is required, among other things, to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company has adopted ASU 2018-13 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements and disclosures.

RESULTS OF OPERATIONS

Results comparisons are for the three months ended March 31, 2020 and March 31, 2019:

Investment Income

For the three months ended March 31, 2020 and 2019, gross investment income totaled $32.9 million and $39.3 million, respectively. The decrease in gross investment income for the year over year three month periods was primarily due to a reduction in portfolio yield, mainly as a result of the decrease in LIBOR.

Expenses

Expenses totaled $17.1 million and $20.8 million, respectively, for the three months ended March 31, 2020 and 2019, of which $7.8 million and $11.2 million, respectively, were base management fees and performance-based incentive fees and $7.0 million and $7.3 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.3 million and $2.3 million, respectively, for the three months ended March 31, 2020 and 2019. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses for the three months ended March 31, 2020 versus the three months ended March 31, 2019 was primarily due to lower management and incentive fees resulting from a reduction in portfolio yield on a smaller income producing investment portfolio on average.

Net Investment Income

The Company’s net investment income totaled $15.9 million and $18.5 million, or $0.38 and $0.44, per average share, respectively, for the three months ended March 31, 2020 and 2019.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $200 million and $74 million, respectively, for the three months ended March 31, 2020 and 2019. Net realized gains (losses) over the same periods were $0.03 million and ($0.5) million, respectively. Net realized gains for the three months ended March 31, 2020 were immaterial. Net realized losses for the three months ended March 31, 2019 were primarily related to the exit of our investments in ARK Real Estate Partners.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2020 and 2019, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($91.4) million and $6.9 million, respectively. Net unrealized loss for the three months ended March 31, 2020 is primarily due to depreciation in the value of our investments in Crystal Financial LLC, NEF Holdings, IHS Intermediate, Inc. and Rug Doctor, among others, partially offset by depreciation on our 2022 Unsecured Notes. Net unrealized gain for the three months ended March 31, 2019 is primarily due to appreciation in the value of our investments in Crystal Financial LLC, NEF Holdings and SOAGG LLC, among others, partially offset by depreciation on our investments in IHS Intermediate, Inc. and Rug Doctor, among others. The year over year net change in unrealized loss is impacted by uncertainty due to the COVID-19 pandemic and its effect on market yields and fundamental portfolio company performance.

Net Increase (Decrease) in Net Assets From Operations

For the three months ended March 31, 2020 and 2019, the Company had a net increase (decrease) in net assets resulting from operations of ($75.5) million and $24.8 million, respectively. For the same periods, earnings (loss) per average share were ($1.79) and $0.59, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes and the 2026 Unsecured Notes (collectively the “Credit Facilities”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of March 31, 2020, we had a total of $595.0 million of unused borrowing capacity under the Credit Facilities, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $425 million in cash equivalents as of March 31, 2020.

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

Revolving & Term Loan Facilities

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into the new Credit Facility. The Credit Facility was originally composed of $470 million of revolving credit and $75 million of term loans. On February 12, 2020, a new lender to the Company executed a commitment increase to our Credit Facility providing for an additional $75.0 million of revolving credit, bringing our Credit Facility’s total revolving credit capacity to $545.0 million. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At March 31, 2020, outstanding USD equivalent borrowings under the Credit Facility totaled $75.0 million, composed of $0 of revolving credit and $75.0 million of term loans.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into the NEFPASS Facility with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on

September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were no borrowings outstanding as of March 31, 2020.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At March 31, 2020, the Company was in compliance with all financial and operational covenants required by our Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of March 31, 2020:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities(1)	$—	$—	$—	$—	$—
Unsecured senior notes	446.0	—	246.0	125.0	75.0
Term Loans	75.0	—	—	75.0	—

(1)	As of March 31, 2020, we had a total of $595.0 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table (in thousands) as of the quarter ended March 31, 2020 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2020 (through March 31, 2020)	$—	$—	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
2022 Unsecured Notes
Fiscal 2020 (through March 31, 2020)	150,000	737	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2020 (through March 31, 2020)	21,000	103	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2020 (through March 31, 2020)	75,000	369	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2020 (through March 31, 2020)	125,000	614	—	N/A
Fiscal 2019	125,000	531	—	N/A
2026 Unsecured Notes
Fiscal 2020 (through March 31, 2020)	75,000	369	—	N/A
Fiscal 2019	75,000	319	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Senior Secured Notes
Fiscal 2017	$—	$—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2020 (through March 31, 2020)	75,000	369	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
NEFPASS Facility
Fiscal 2020 (through March 31, 2020)	—	—	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2020 (through March 31, 2020)	521,000	2,561	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of March 31, 2020, asset coverage was 256.1%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020	December 31, 2019
(in millions)
Crystal Financial LLC*	$44.3	$44.3
Kindred Biosciences, Inc	13.8	13.8
Rubius Therapeutics, Inc	13.4	13.4
Altern Marketing, LLC	8.5	4.2
Cardiva Medical, Inc	7.3	11.0
Neuronetics, Inc	6.7	—
Cerapedics, Inc	5.4	5.4
PQ Bypass, Inc	5.0	5.0
Phynet Dermatology LLC	4.7	4.7
Varilease Finance, Inc	3.4	3.4
Enhanced Capital Group, LLC	2.5	2.5
Pinnacle Treatment Centers, Inc	1.5	—
Solara Medical Supplies, Inc	0.8	1.9
iCIMS, Inc	0.8	0.8
Atria Wealth Solutions, Inc	0.4	0.4
Soleo Health Holdings, Inc	—	—

	March 31, 2020	December 31, 2019
Centrexion Therapeutics, Inc	$—	$7.6
MRI Software LLC	—	3.3
RS Energy Group U.S., Inc	—	1.7
Alimera Sciences, Inc	—	1.1

Total Commitments	$118.5	$124.5

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2020 and December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2020
May 7, 2020	June 18, 2020	July 2, 2020	$0.41
February 20, 2020	March 19, 2020	April 3, 2020	0.41

Total 2020			$0.82

Fiscal 2019
November 4, 2019	December 19, 2019	January 3, 2020	$0.41
August 5, 2019	September 19, 2019	October 2, 2019	0.41
May 6, 2019	June 20, 2019	July 2, 2019	0.41
February 21, 2019	March 21, 2019	April 3, 2019	0.41

Total 2019			$1.64

Fiscal 2018
November 5, 2018	December 20, 2018	January 4, 2019	$0.41
August 2, 2018	September 20, 2018	October 2, 2018	0.41
May 7, 2018	June 21, 2018	July 3, 2018	0.41
February 22, 2018	March 22, 2018	April 3, 2018	0.41

Total 2018			$1.64

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

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to Solar Senior Capital Ltd., a publicly traded BDC, which focuses on investing in senior secured loans, including first lien and second lien debt instruments, as well as SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

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

We are subject to financial market risks, including changes in interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2020, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of March 31, 2020 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by four cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2020 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately nine cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2020, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%

Increase in Net Investment Income Per Share Per Year	0.04	$0.09

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

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2020 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 20, 2020 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the period ended March 31, 2020 to the risk factors discussed in “Risk Factors” in the February 20, 2020 filing of our Annual Report on Form 10-K.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since spread to other countries, including the United States, which has resulted in restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the affected jurisdictions. In addition to these developments having adverse consequences for us and our portfolio companies have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. As the potential impact of COVID-19 is difficult to predict, the extent to which COVID-19 could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this quarterly report or incorporated herein by reference, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

Due to the recent COVID-19 pandemic, shares of BDCs have traded below their respective NAVs. If our shares of common stock trade at a discount from NAV, it could limit our ability to raise equity capital.

As a result of the COVID-19 pandemic, the stocks of BDCs as an industry, including shares of our common stock, have traded below NAV, at or near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. If our common stock trades below its NAV, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2019 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 8, 2019 and expiring on the earlier of the one-year anniversary of the date of the 2019 Annual Stockholders Meeting and the date of our 2020 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level US federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under “We may choose to pay distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.”

We may choose to pay distributions in our own common stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the published guidance, distributions payable of a publicly offered RIC that are in cash or in shares of stock at the election of stockholders may be treated as taxable distributions. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of the total distribution. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of distributions paid in stock). If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2020.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023(4)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2020.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)