Form 10-Q
period 2020-06-30
Solar Capital Ltd.
filed 2020-08-04
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2020

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of July 31, 2020 was 42,260,826.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of June 30, 2020 (unaudited) and December 31, 2019	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2020 (unaudited) and the three and six months ended June 30, 2019 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2020 (unaudited) and the three and six months ended June 30, 2019 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2020 (unaudited) and the six months ended June 30, 2019 (unaudited)	6

	Consolidated Schedule of Investments as of June 30, 2020 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2019	13

	Notes to Consolidated Financial Statements (unaudited)	19

	Report of Independent Registered Public Accounting Firm	37

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	58

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3.	Defaults Upon Senior Securities	64

Item 4.	Mine Safety Disclosures	64

Item 5.	Other Information	64

Item 6.	Exhibits	65

	Signatures	66

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Investments at fair value:
Companies less than 5% owned (cost: $885,242 and $989,564, respectively)	$866,575	$970,821
Companies more than 25% owned (cost: $511,835 and $513,119, respectively)	493,432	524,003
Cash	18,170	16,783
Cash equivalents (cost: $549,904 and $419,571, respectively)	549,904	419,571
Dividends receivable	6,194	10,488
Interest receivable	6,384	5,401
Receivable for investments sold	1,651	2,207
Prepaid expenses and other assets	764	615

Total assets	$1,943,074	$1,949,889

Liabilities
Debt ($521,000 and $593,900 face amounts, respectively, reported net of unamortized debt issuance costs of $6,220 and $6,783, respectively. See notes 6 and 7)	$512,280	$587,117
Payable for investments and cash equivalents purchased	550,795	419,662
Distributions payable	17,327	17,327
Management fee payable (see note 3)	5,971	6,747
Performance-based incentive fee payable (see note 3)	—	4,281
Interest payable (see note 7)	3,301	3,678
Administrative services payable (see note 3)	1,086	2,757
Other liabilities and accrued expenses	2,511	2,440

Total liabilities	$1,093,271	$1,044,009

Commitments and contingencies (see note 10)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,260,826 shares issued and outstanding, respectively	$423	$423
Paid-in capital in excess of par	988,792	988,792
Accumulated distributable net loss	(139,412)	(83,335)

Total net assets	$849,803	$905,880

Net Asset Value Per Share	$20.11	$21.44

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$20,573	$26,848	$45,407	$54,991
Companies more than 25% owned	1,339	1,342	2,695	2,405
Dividends:
Companies less than 5% owned	10	10	23	13
Companies more than 25% owned	6,215	8,747	12,683	18,699
Other income:
Companies less than 5% owned	485	1,731	713	1,824
Companies more than 25% owned	3	4	8	9

Total investment income	28,625	38,682	61,529	77,941

EXPENSES:
Management fees (see note 3)	$5,971	$6,727	$12,240	$13,289
Performance-based incentive fees (see note 3)	—	4,608	1,480	9,224
Interest and other credit facility expenses (see note 7)	6,623	7,101	13,663	14,429
Administrative services expense (see note 3)	1,148	1,293	2,295	2,661
Other general and administrative expenses	682	521	1,797	1,442

Total expenses	14,424	20,250	31,475	41,045

Net investment income	$14,201	$18,432	$30,054	$36,896

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS, DEBT AND UNFUNDED COMMITMENTS:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$(24,794)	$202	$(24,766)	$231
Companies more than 25% owned	—	(98)	—	(661)

Net realized gain (loss) on investments and cash equivalents	(24,794)	104	(24,766)	(430)

Net change in unrealized gain (loss) on investments, cash equivalents and unfunded commitments and net change in unrealized (gain) loss on debt:
Companies less than 5% owned	47,491	(2,356)	76	(2,317)
Companies more than 25% owned	25,787	3,451	(29,287)	10,314
Debt	(9,000)	—	2,500	—
Unfunded commitments	361	—	—	—

Net change in unrealized gain (loss) on investments, cash equivalents, debt and unfunded commitments	64,639	1,095	(26,711)	7,997

Net realized and unrealized gain (loss) on investments, cash equivalents, debt and unfunded commitments	39,845	1,199	(51,477)	7,567

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$54,046	$19,631	$(21,423)	$44,463

EARNINGS (LOSS) PER SHARE (see note 5)	$1.28	$0.46	$(0.51)	$1.05

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Increase in net assets resulting from operations:
Net investment income	$14,201	$18,432	$30,054	$36,896
Net realized gain (loss)	(24,794)	104	(24,766)	(430)
Net change in unrealized gain (loss)	64,639	1,095	(26,711)	7,997

Net increase (decrease) in net assets resulting from operations	54,046	19,631	(21,423)	44,463

Distributions to stockholders:
From net investment income	(17,327)	(17,327)	(34,654)	(34,654)

Capital transactions (see note 12):
Net increase in net assets resulting from capital transactions	—	—	—	—

Total increase (decrease) in net assets	36,719	2,304	(56,077)	9,809
Net assets at beginning of period	813,084	926,676	905,880	919,171

Net assets at end of period	$849,803	$928,980	$849,803	$928,980

Capital stock activity (see note 12):
Net increase from capital stock activity	—	—	—	—

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(21,423)	$44,463
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments and cash equivalents	24,766	430
Net change in unrealized (gain) loss on investments	29,211	(7,997)
Net change in unrealized loss on debt	(2,500)	—
(Increase) decrease in operating assets:
Purchase of investments	(140,792)	(189,861)
Proceeds from disposition of investments	226,425	161,848
Net accretion of discount on investments	(3,488)	(4,662)
Capitalization of payment-in-kind interest	(1,428)	(668)
Collections of payment-in-kind interest	123	352
Receivable for investments sold	556	353
Interest receivable	(983)	1,108
Dividends receivable	4,294	350
Other receivables	—	41
Prepaid expenses and other assets	(149)	(77)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	131,133	(51,788)
Management fee payable	(776)	223
Performance-based incentive fee payable	(4,281)	(5)
Administrative services expense payable	(1,671)	(1,275)
Interest payable	(377)	1
Other liabilities and accrued expenses	71	(149)

Net Cash Provided by (Used in) Operating Activities	238,711	(47,313)

Cash Flows from Financing Activities:
Cash distributions paid	(34,654)	(34,654)
Deferred financing costs	563	326
Proceeds from secured borrowings	31,000	374,579
Repayment of secured borrowings	(103,900)	(289,600)

Net Cash Provided by (Used in) Financing Activities	(106,991)	50,651

NET INCREASE IN CASH AND CASH EQUIVALENTS	131,720	3,338
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	436,354	207,216

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$568,074	$210,554

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,040	$14,428

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 88.5%

First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550		1.00%	6.50%	5/7/2018	5/9/2025	$16,956	$16,733	$16,109
Alteon Health, LLC	Health Care Providers & Services	L+650		1.00%	7.50%	9/14/2018	9/1/2022	15,006	14,938	14,631
Altern Marketing, LLC	Household & Personal Products	L+600		2.00%	8.00%	10/25/2019	10/7/2024	20,305	20,121	20,305
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650		1.00%	7.50%	5/5/2016	6/8/2023	30,011	29,452	27,610
Atria Wealth Solutions, Inc.	Diversified Financial Services	L+600		1.00%	7.00%	9/14/2018	11/30/2022	5,870	5,829	5,811
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700		—	7.30%	12/27/2018	10/30/2020	2,847	2,847	2,847
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700		—	7.30%	3/19/2019	1/29/2021	3,646	3,646	3,646
Enhanced Capital Group, LLC	Capital Markets	L+550		1.00%	6.50%	6/28/2019	6/28/2024	18,923	18,687	18,734
iCIMS, Inc.	Software	L+650		1.00%	7.50%	9/7/2018	9/12/2024	15,003	14,773	14,703
Kingsbridge Holdings, LLC	Multi-Sector Holdings	L+700		1.00%	8.44%	12/21/2018	12/21/2024	33,112	32,710	33,112
KORE Wireless Group, Inc.	Wireless Telecommunication Services	L+550		—	5.81%	12/21/2018	12/21/2024	36,664	36,078	35,930
Legility, LLC	Commercial Services & Supplies	L+600		1.00%	7.00%	2/27/2020	12/17/2025	19,875	19,497	19,478
Logix Holding Company, LLC	Communications Equipment	L+575		1.00%	6.75%	9/14/2018	12/22/2024	7,065	7,016	6,782
One Touch Direct, LLC	Commercial Services & Supplies	P+100		—	6.50%	4/3/2020	3/29/2021	1,651	1,651	1,651
Pet Holdings ULC & Pet Supermarket, Inc. (3)	Specialty Retail	L+550		1.00%	6.93%	9/14/2018	7/5/2022	28,895	28,723	27,883
PhyNet Dermatology LLC	Health Care Providers & Services	L+550		1.00%	6.50%	9/5/2018	8/16/2024	17,152	17,049	16,466
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	L+625		1.00%	7.25%	1/22/2020	12/31/2022	11,407	11,309	11,293
PPT Management Holdings, LLC	Health Care Providers & Services	L+675	(15)	1.00%	7.84%	9/14/2018	12/16/2022	20,774	20,691	18,281
Solara Medical Supplies, Inc.	Health Care Providers & Services	L+600		1.00%	8.25%	5/31/2018	2/27/2024	9,175	9,040	9,175
Soleo Health Holdings, Inc	Health Care Providers & Services	L+575		1.00%	6.75%	3/31/2020	12/29/2021	6,988	6,988	6,988
USR Parent, Inc. (Staples)	Specialty Retail	L+884		1.00%	9.84%	6/3/2020	9/12/2022	6,000	6,000	6,000

Total First Lien Bank Debt/Senior Secured Loans									$323,778	$317,435

Second Lien Asset-Based Senior Secured Loans
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800		1.00%	9.00%	3/29/2017	4/17/2024	19,603	$19,482	$19,603
Varilease Finance, Inc.	Multi-Sector Holdings	L+750		1.00%	8.95%	8/22/2014	11/15/2025	36,438	36,296	36,438

Total Second Lien Asset-Based Senior Secured Loans									$55,778	$56,041

Second Lien Bank Debt/Senior Secured Loans
Bishop Lifting Products, Inc. (5)	Trading Companies & Distributors	L+800		1.00%	9.00%	3/24/2014	3/27/2022	24,985	$24,923	$22,487
PhyMed Management LLC	Health Care Providers & Services	L+875		1.00%	9.83%	12/18/2015	5/18/2021	32,321	32,058	29,412
Rug Doctor LLC (2)	Diversified Consumer Services	L+975		1.50%	11.25%	12/23/2013	5/16/2023	9,111	9,092	9,111

Total Second Lien Bank Debt/Senior Secured Loans									$66,073	$61,010

First Lien Life Science Senior Secured Loans

Alimera Sciences, Inc.	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	$20,074	$20,173	$20,074
Apollo Endosurgery, Inc.	Health Care Equipment & Supplies	L+750		1.36%	8.86%	3/15/2019	9/1/2023	20,492	20,679	20,389
Ardelyx, Inc. (3)	Pharmaceuticals	L+745		—	7.63%	5/10/2018	11/1/2022	24,500	24,913	24,868
aTyr Pharma, Inc.	Pharmaceuticals	P+410		—	7.35%	11/18/2016	11/18/2020	1,667	2,441	2,500
Axcella Health Inc.	Pharmaceuticals	L+850		—	8.67%	1/9/2018	1/1/2023	26,000	26,659	26,650
Cardiva Medical, Inc.	Health Care Equipment & Supplies	L+795		1.76%	9.71%	9/24/2018	12/1/2023	27,667	28,314	28,497
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725		2.45%	9.70%	6/28/2019	1/1/2024	12,615	12,614	12,663
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2024	20,146	20,351	20,297
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850		—	8.68%	8/18/2017	9/1/2021	2,722	2,892	2,871
GenMark Diagnostics, Inc. (3)	Health Care Providers & Services	L+590		2.51%	8.41%	2/1/2019	2/1/2023	49,522	50,246	50,636
Kindred Biosciences, Inc. (16)	Pharmaceuticals	L+675		2.17%	8.92%	9/30/2019	9/30/2024	9,197	9,206	9,208
Neuronetics, Inc.	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	15,613	15,595	15,535
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+805		1.00%	9.05%	7/30/2018	1/1/2021	10,500	11,092	10,448
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+795		1.00%	8.95%	12/20/2018	12/19/2022	10,000	10,081	10,200
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550		—	5.68%	12/21/2018	12/21/2023	40,291	40,490	40,646
scPharmaceuticals, Inc.	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	4,684	4,707	4,707
SI-BONE, Inc. (3)	Health Care Equipment & Supplies	L+940		0.33%	9.73%	5/29/2020	6/1/2025	17,843	17,807	17,799

Total First Lien Life Science Senior Secured Loans									$318,260	$317,988

Total Senior Secured Loans									$763,889	$752,474

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2020

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 35.5%
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	3/28/2022	$5,516	$5,457	$5,571
Blackhawk Mining, LLC (14)	Oil, Gas & Consumable Fuels	10.97-11.16%	2/16/2018	3/1/2022-11/1/2022	4,400	4,223	4,234
Boart Longyear Company (10)	Metals & Mining	10.44%	5/28/2020	7/1/2024	3,849	3,849	3,835
C&H Paving, Inc. (14)	Construction & Engineering	9.94-11.66%	12/26/2018	1/1/2024-11/1/2024	3,845	3,891	3,716
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023	1,675	1,675	1,564
Central Freight Lines, Inc. (10)	Road & Rail	7.16%	7/31/2017	1/14/2024	1,268	1,268	1,263
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	2,519	2,519	2,457
Easton Sales and Rentals, LLC (10)	Commercial Services & Supplies	10.00%	9/18/2018	10/1/2021	1,611	1,603	1,497
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/2022-4/27/2025	28,072	28,072	26,950
EquipmentShare.com, Inc. (14)	Commercial Services & Supplies	6.60%	1/8/2020	1/8/2025	8,758	8,235	8,726
Family First Freight, LLC (10)	Road & Rail	8.00-10.33%	7/31/2017	7/1/2020-1/1/2023	1,284	1,283	1,232
Freightsol LLC (14)	Road & Rail	12.51-12.89%	4/9/2019	11/1/2023	2,114	2,151	2,080
Garda CL Technical Services, Inc. (14)	Commercial Services & Supplies	8.30-8.77%	3/22/2018	6/5/2023-10/5/2023	2,290	2,290	2,250
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	12/4/2021	1,166	1,166	1,143
Globecomm Systems Inc. (14)	Wireless Telecommunication Services	13.18%	5/10/2018	7/1/2021	742	742	755
GMT Corporation (14)	Machinery	12.52%	10/23/2018	10/23/2023	5,960	5,914	5,937
Haljoe Coaches USA, LLC (14)	Road & Rail	8.03-9.75%	7/31/2017	7/1/2022-7/1/2024	5,278	5,278	4,461
Hawkeye Contracting Company, LLC (10)(11)	Oil, Gas & Consumable Fuels	10.00%	11/15/2017	11/15/2020	1,310	1,310	1,245
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.80%	11/15/2018	12/1/2023-4/1/2024	281	281	267
Hypro, Inc. (10)	Machinery	11.53%	9/30/2019	10/1/2023	3,278	3,305	3,151
Interstate NDT, Inc. (14)	Road & Rail	11.32-14.44%	6/11/2018	7/1/2023-10/25/2023	1,888	1,888	1,825
ISR Holdings, LLC (10)	Commercial Services & Supplies	9.25%	8/27/2019	8/27/2022	3,972	3,972	3,957
JP Motorsports, Inc. (14)	Road & Rail	16.06%	8/17/2018	1/25/2022	161	160	154
Kool Pak, LLC (14)	Road & Rail	8.58%	2/5/2018	3/1/2024	549	549	547
Lineal Industries, Inc. (10)	Construction & Engineering	8.00%	12/21/2018	12/21/2021	58	58	58
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/24-9/25/24	14,731	14,731	14,339
Meridian Consulting I Corp, Inc. (10)	Hotels, Restaurants & Leisure	11.00%	7/31/2017	6/11/2026	2,930	2,902	2,527
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022-2/28/2025	2,033	2,027	2,066
Rane Light Metal Castings Inc. (10)	Machinery	10.00%	6/1/2020	7/1/2024	368	368	367
Rango, Inc. (10)(14)	Commercial Services & Supplies	9.33%-9.79%	9/24/2019	4/1/2023-11/1/2024	5,685	5,768	5,393
Rossco Crane & Rigging, Inc. (14)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	458	458	440
Royal Coach Lines, Inc.(14)	Road & Rail	9.56%	11/21/2019	8/1/2025	1,213	1,213	1,046
Royal Express Inc. (14)	Road & Rail	9.53%	1/17/2019	2/1/2024	1,004	1,021	987
Sidelines Tree Service LLC (14)	Diversified Consumer Services	10.24-10.61%	7/31/2017	8/1/2022-10/1/2022	228	228	218
South Texas Oilfield Solutions, LLC (14)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	2,571	2,571	2,440
Southwest Traders, Inc. (14)	Road & Rail	9.13%	11/21/2017	11/1/2020	33	33	32
Spartan Education, LLC (10)	Diversified Consumer Services	10.26-13.13%	3/28/2019	12/1/2020-2/1/2025	8,255	8,400	8,225
ST Coaches, LLC (14)	Road & Rail	8.21-8.59%	7/31/2017	10/1/2022-1/25/2025	4,558	4,558	4,082
Stafford Logistics, Inc. (10)	Commercial Services & Supplies	12.63-13.12%	9/11/2019	10/1/2024-10/1/2025	7,505	7,505	7,120
Star Coaches Inc. (14)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,246	3,246	2,783
Sturgeon Services International Inc. (10)	Energy Equipment & Services	17.08%	7/31/2017	2/28/2022	1,147	1,147	1,068
Sun-Tech Leasing of Texas, L.P. (14)	Road & Rail	8.68%	7/31/2017	7/25/2021	71	71	70
Superior Transportation, Inc. (14)	Road & Rail	9.40-12.26%	7/31/2017	4/1/2022-8/1/2024	5,913	5,897	5,388
Tailwinds, LLC (10)	Air Freight & Logistics	9.00%	7/26/2019	8/1/2024	1,141	1,141	1,137
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	10.00-15.07%	7/31/2017	10/29/2023-2/10/2024	4,309	4,314	4,336
Thora Capital, LLC (10)	Airlines	9.00%	7/3/2019	7/1/2025	5,912	5,912	5,890
Tornado Bus Company (14)	Road & Rail	10.78%	7/31/2017	9/1/2021	1,374	1,374	1,312
Trinity Equipment Rentals, Inc. (14)	Commercial Services & Supplies	11.23%	9/13/2018	10/1/2022	656	656	660
Trolleys, Inc. (14)	Road & Rail	9.83%	7/18/2018	8/1/2022	2,149	2,149	2,037
Up Trucking Services, LLC (14)	Road & Rail	11.21-12.10%	3/23/2018	4/1/2022-8/1/2024	1,994	2,020	2,009
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%	7/11/2019	7/11/2024-8/1/2026	3,267	3,267	3,100
Wind River Environmental, LLC (10)	Diversified Consumer Services	10.00%	7/31/2019	8/1/2024	838	846	835
Womble Company, Inc. (14)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	763	763	724

					Shares/Units
NEF Holdings, LLC Equity Interests (2)(9)	Multi-Sector Holdings		7/31/2017		200	145,000	132,494

Total Equipment Financing						$320,725	$302,000

Preferred Equity – 1.0%
SOAGG LLC (2)(3)(4)	Aerospace & Defense	8.00%	12/14/2010	6/30/2023	1,418	$1,418	$3,865
SOINT, LLC (2)(3)(4)	Aerospace & Defense	15.00%	6/8/2012	6/30/2023	50,122	5,012	4,238

Total Preferred Equity						$6,430	$8,103

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2020

(in thousands, except share/unit amounts)

Description		Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—35.0%
aTyr Pharma, Inc. Warrants *		Pharmaceuticals	11/18/2016	6,347	$106	$—
B Riley Financial Inc. (3)(8)		Research & Consulting Services	3/16/2007	38,015	2,684	827
CardioFocus, Inc. Warrants *		Health Care Equipment & Supplies	3/31/2017	440,816	51	50
Centrexion Therapeutics, Inc. Warrants *		Pharmaceuticals	6/28/2019	210,256	106	112
Conventus Orthopaedics, Inc. Warrants *		Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Crystal Financial LLC (2)(3)		Diversified Financial Services	12/28/2012	280,303	280,737	289,500
Delphinus Medical Technologies, Inc. Warrants *		Health Care Equipment & Supplies	8/18/2017	380,904	74	73
Essence Group Holdings Corporation (Lumeris) Warrants *		Health Care Technology	3/22/2017	208,000	63	293
PQ Bypass, Inc. Warrants *		Health Care Equipment & Supplies	12/20/2018	300,000	106	108
RD Holdco Inc. (Rug Doctor) (2)*		Diversified Consumer Services	12/23/2013	231,177	15,683	1,226
RD Holdco Inc. (Rug Doctor) Class B (2)*		Diversified Consumer Services	12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (2)*		Diversified Consumer Services	12/23/2013	30,370	381	—
Scynexis, Inc. Warrants *		Pharmaceuticals	9/30/2016	122,435	105	—
Senseonics Holdings, Inc. Warrants *		Health Care Equipment & Supplies	7/25/2019	526,901	117	18
Sunesis Pharmaceuticals, Inc. Warrants *		Pharmaceuticals	3/31/2016	104,001	118	—
Tetraphase Pharmaceuticals, Inc. Warrants*		Pharmaceuticals	10/30/2018	14,227	269	—
Venus Concept Ltd. Warrants* (fka Restoration Robotics)		Health Care Equipment & Supplies	5/10/2018	27,352	152	7

Total Common Equity/Equity Interests/Warrants					$306,033	$297,430

Total Investments (6) — 160.0%					$1,397,077	$1,360,007

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 64.7%
U.S. Treasury Bill	Government	6/30/2020	8/27/2020	$550,000	$549,904	$549,904

Total Investments & Cash Equivalents —224.7%					$1,946,981	$1,909,911
Liabilities in Excess of Other Assets — (124.7%)						(1,060,108)

Net Assets — 100.0%						$849,803

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of June 30, 2020.

(2)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2020 in these controlled investments are as follows:

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2020

(in thousands, except share/unit amounts)

Name of Issuer	Fair Value at December 31, 2019	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend /Other Income	Fair Value at June 30, 2020
AviatorCap SII, LLC	$2,896	$—	$49	$—	$—	$117	$2,847
AviatorCap SII, LLC	2,713	1,105	172	—	—	132	3,646
Crystal Financial LLC	296,000	—	—	—	(6,500)	12,000	289,500
Equipment Operating Leases, LLC	29,739	—	1,667	—	(1,122)	1,179	26,950
Loyer Capital LLC	14,731	—	—	—	(392)	740	14,339
NEF Holdings, LLC	145,000	—	—	—	(12,506)	250	132,494
RD Holdco Inc. (Rug Doctor, common equity)	7,706	—	—	—	(6,480)	—	1,226
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	—	—	—	—	—	—	—
Rug Doctor LLC	9,111	—	—	—	(3)	535	9,111
SOAGG LLC	4,952	—	124	—	(963)	57	3,865
SOINT, LLC	5,939	—	380	—	(1,321)	376	4,238

	$524,003	$ 1,105	$2,392	$ —	$(29,287)	$15,386	$493,432

(3)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2020, on a fair value basis, non-qualifying assets in the portfolio represented 23.6% of the total assets of the Company.

(4)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(5)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(6)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $21,040; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $30,787 and $51,827, respectively, based on a tax cost of $1,381,047. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

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

June 30, 2020

(in thousands)

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

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2020

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2020
Diversified Financial Services (Crystal Financial LLC)	21.7%
Multi-Sector Holdings (includes NEF Holdings, LLC, Equipment Operating Leases, LLC and Loyer Capital LLC)	17.9%
Health Care Providers & Services	12.7%
Pharmaceuticals	10.4%
Health Care Equipment & Supplies	9.3%
Commercial Services & Supplies	4.9%
Wireless Telecommunication Services	2.7%
Communications Equipment	2.5%
Specialty Retail	2.5%
Road & Rail	2.3%
Diversified Consumer Services	1.8%
Trading Companies & Distributors	1.6%
Household & Personal Products	1.5%
Thrifts & Mortgage Finance	1.4%
Capital Markets	1.4%
Software	1.1%
Aerospace & Defense	1.1%
Airlines	0.8%
Machinery	0.7%
Oil, Gas & Consumable Fuels	0.4%
Energy Equipment & Services	0.3%
Metals & Mining	0.3%
Construction & Engineering	0.3%
Hotels, Restaurants & Leisure	0.2%
Air Freight & Logistics	0.1%
Research & Consulting Services	0.1%
Health Care Technology	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 94.1%

Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550		1.00%	7.40%	5/7/2018	5/9/2025	$17,043	$16,800	$16,191
Alteon Health, LLC	Health Care Providers & Services	L+650		1.00%	8.30%	9/14/2018	9/1/2022	15,094	15,011	15,094
Altern Marketing, LLC	Household & Personal Products	L+600		2.00%	8.00%	10/25/2019	10/7/2024	27,899	27,626	27,620
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650		1.00%	8.32%	5/5/2016	6/8/2023	30,038	29,386	28,236
Atria Wealth Solutions, Inc	Diversified Financial Services	L+600		1.00%	7.80%	9/14/2018	11/30/2022	4,404	4,371	4,360
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700		—	8.90%	12/27/2018	10/30/2020	2,896	2,896	2,896
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700		—	8.90%	3/19/2019	1/29/2021	2,713	2,713	2,713
Bishop Lifting Products, Inc. (5)	Trading Companies & Distributors	L+800		1.00%	9.80%	3/24/2014	3/27/2022	24,985	24,906	24,985
Enhanced Capital Group, LLC	Capital Markets	L+550		1.00%	7.20%	6/28/2019	6/28/2024	20,311	20,032	20,311
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675		1.00%	8.55%	12/7/2015	12/14/2021	37,195	37,058	37,195
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800		1.00%	9.93%	3/29/2017	4/17/2024	19,702	19,567	19,702
iCIMS, Inc.	Software	L+650		1.00%	8.29%	9/7/2018	9/12/2024	15,003	14,751	15,003
IHS Intermediate, Inc.** .	Health Care Providers & Services	L+825		1.00%	—	6/19/2015	7/20/2022	25,000	24,728	7,500
Kingsbridge Holdings, LLC	Multi-Sector Holdings	L+700		1.00%	9.09%	12/21/2018	12/21/2024	33,112	32,675	33,112
KORE Wireless Group, Inc.	Wireless Telecommunication Services	L+550		—	7.44%	12/21/2018	12/21/2024	36,850	36,208	36,573
Logix Holding Company, LLC	Communications Equipment	L+575		1.00%	7.55%	9/14/2018	12/22/2024	7,103	7,048	7,103
MRI Software LLC	Software	L+575		1.00%	7.55%	7/23/2019	6/30/2023	31,610	31,316	31,610
On Location Events, LLC & PrimeSport Holdings Inc.	Media	L+500		1.00%	6.94%	12/7/2017	9/29/2021	27,547	27,409	27,547
Pet Holdings ULC & Pet Supermarket, Inc. (3)	Specialty Retail	L+550		1.00%	7.60%	9/14/2018	7/5/2022	29,045	28,833	28,972
PhyMed Management LLC	Health Care Providers & Services	L+875		1.00%	10.55%	12/18/2015	5/18/2021	32,321	31,919	32,321
PhyNet Dermatology LLC	Health Care Providers & Services	L+550		1.00%	7.29%	9/5/2018	8/16/2024	17,239	17,125	17,239
PPT Management Holdings, LLC	Health Care Providers & Services	L+675	(15)	1.00%	8.44%	9/14/2018	12/16/2022	20,656	20,557	19,003
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425		1.00%	6.19%	9/14/2018	11/25/2021	1,771	1,765	1,771
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+768		1.00%	9.63%	10/24/2017	11/25/2021	27,929	27,690	27,929
RS Energy Group U.S., Inc.	Software	L+475		—	6.69%	10/26/2018	10/6/2023	15,096	14,855	15,096
Rug Doctor LLC (2)	Diversified Consumer Services	L+975		1.50%	11.54%	12/23/2013	5/16/2023	9,111	9,089	9,111
Solara Medical Supplies, Inc	Health Care Providers & Services	L+600		1.00%	7.94%	5/31/2018	2/27/2024	7,507	7,385	7,507
The Octave Music Group, Inc. (fka TouchTunes)	Media	L+825		1.00%	9.95%	5/28/2015	5/27/2022	12,194	12,116	12,194
Varilease Finance, Inc.	Multi-Sector Holdings	L+750		1.00%	9.59%	8/22/2014	11/15/2025	36,438	36,286	36,438

Total Bank Debt/Senior Secured Loans									$582,121	$565,332

Life Science Senior Secured Loans

Alimera Sciences, Inc.	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	$18,959	$18,959	$18,959
Apollo Endosurgery, Inc.	Health Care Equipment & Supplies	L+750		—	9.19%	3/15/2019	9/1/2023	20,492	20,539	20,492
Ardelyx, Inc. (3)	Pharmaceuticals	L+745		—	9.14%	5/10/2018	11/1/2022	24,500	24,741	24,745
aTyr Pharma, Inc.	Pharmaceuticals	P+410		—	8.85%	11/18/2016	11/18/2020	3,667	4,302	4,327
Axcella Health Inc.	Pharmaceuticals	L+850		—	10.20%	1/9/2018	1/1/2023	26,000	26,514	26,546
Cardiva Medical, Inc.	Health Care Equipment & Supplies	L+795		1.76%	9.71%	9/24/2018	12/1/2023	24,000	24,383	24,480
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725		2.45%	9.70%	6/28/2019	1/1/2024	12,615	12,533	12,504
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2024	18,803	18,893	18,897
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850		—	10.19%	8/18/2017	9/1/2021	3,810	3,919	3,906
GenMark Diagnostics, Inc. (3)	Health Care Providers & Services	L+590		2.51%	8.41%	2/1/2019	2/1/2023	49,522	49,823	50,017
Kindred Biosciences, Inc. (3)(16)	Pharmaceuticals	L+675		2.17%	8.92%	9/30/2019	9/30/2024	9,197	9,169	9,173
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+805		—	9.74%	7/30/2018	7/29/2023	10,500	10,639	10,552
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+795		1.00%	9.65%	12/20/2018	12/19/2022	10,000	9,974	10,140
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550		—	7.19%	12/21/2018	12/21/2023	26,861	26,974	26,995
scPharmaceuticals, Inc.	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	4,684	4,692	4,693
Senseonics Holdings, Inc	Health Care Equipment & Supplies	L+650		2.48%	8.98%	7/25/2019	7/1/2024	21,076	20,989	21,076

Total Life Science Senior Secured Loans									$287,043	$287,502

Total Senior Secured Loans									$869,164	$852,834

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 35.4%
Althoff Crane Service, Inc. (14)	Commercial Services & Supplies	10.55%	7/31/2017	6/8/2022	$1,180	$1,180	$1,200
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	3/28/2022	6,314	6,206	6,400
Blackhawk Mining, LLC (14)	Oil, Gas & Consumable Fuels	10.99-11.17%	2/16/2018	3/1/2022-11/1/2022	4,701	4,474	4,764
C&H Paving, Inc. (14)	Construction & Engineering	9.94-11.66%	12/26/2018	1/1/2024-11/1/2024	4,136	4,187	4,158
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023	1,806	1,806	1,808
Central Freight Lines, Inc. (10)	Road & Rail	7.16%	7/31/2017	1/14/2024	1,421	1,421	1,421
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	2,770	2,770	2,748
Easton Sales and Rentals, LLC (10)	Commercial Services & Supplies	10.00%	9/18/2018	10/1/2021	1,882	1,866	1,845
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/2022-4/27/2025	29,739	29,739	29,739
Family First Freight, LLC (10)	Road & Rail	9.43-10.10%	7/31/2017	7/1/2020-1/22/2022	557	556	554
Freightsol LLC (14)	Road & Rail	12.62-12.99%	4/9/2019	11/1/2023	2,225	2,266	2,225
Garda CL Technical Services, Inc. (14)	Commercial Services & Supplies	8.31-8.77%	3/22/2018	7/13/2023-10/5/2023	2,317	2,317	2,280
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	12/4/2021	1,833	1,833	1,805
Globecomm Systems Inc. (14)	Wireless Telecommunication Services	13.18%	5/10/2018	7/1/2021	1,051	1,051	1,072
GMT Corporation (14)	Machinery	12.46%	10/23/2018	10/23/2023	6,363	6,309	6,363
Haljoe Coaches USA, LLC (14)	Road & Rail	8.15-9.90%	7/31/2017	7/1/2022-7/1/2024	5,626	5,626	5,527
Hawkeye Contracting Company, LLC (10)(11)	Oil, Gas & Consumable Fuels	10.00%	11/15/2017	11/15/2020	1,823	1,823	1,827
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.80%	11/15/2018	12/1/2023-4/1/2024	289	289	286
Hypro, Inc. (10)	Machinery	11.53%	9/30/2019	10/1/2023	3,460	3,493	3,460
Interstate NDT, Inc. (14)	Road & Rail	11.32-13.94%	6/11/2018	7/1/2023-10/25/2023	2,019	2,019	2,055
ISR Holdings, LLC (10)	Commercial Services & Supplies	9.25%	8/27/2019	8/27/2022	4,781	4,781	4,781
JP Motorsports, Inc. (14)	Road & Rail	16.35%	8/17/2018	1/25/2022	192	191	194
Kool Pak, LLC (14)	Road & Rail	8.58%	2/5/2018	3/1/2024	612	612	612
Lineal Industries, Inc. (10)	Construction & Engineering	8.00%	12/21/2018	12/21/2021	76	76	76
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/24-9/25/24	14,731	14,731	14,731
Meridian Consulting I Corp, Inc. (10)	Hotels, Restaurants & Leisure	10.72%	7/31/2017	12/4/2021	1,926	1,926	1,972
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022	1,509	1,509	1,528
Rango, Inc. (10)(14)	Commercial Services & Supplies	9.42%-9.92%	9/24/2019	4/1/2023-11/1/2024	6,055	6,150	6,055
Rossco Crane & Rigging, Inc. (14)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	577	577	584
Royal Coach Lines, Inc.	Road & Rail	9.56%	11/21/2019	8/1/2025	1,240	1,240	1,240
Royal Express Inc. (14)	Road & Rail	9.64%	1/17/2019	2/1/2024	1,056	1,075	1,042
Sidelines Tree Service LLC (14)	Diversified Consumer Services	10.31-10.52%	7/31/2017	8/1/2022-10/1/2022	329	329	331
South Texas Oilfield Solutions, LLC (14)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	2,753	2,753	2,754
Southern Nevada Oral & Maxillofacial Surgery, LLC (10)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	1,273	1,273	1,286
Southwest Traders, Inc. (14)	Road & Rail	9.13%	11/21/2017	11/1/2020	70	70	69
Spartan Education, LLC (10)	Diversified Consumer Services	10.26-12.00%	3/28/2019	7/31/2020-12/27/2023	6,758	6,867	6,766
ST Coaches, LLC (14)	Road & Rail	8.21-8.59%	7/31/2017	10/1/2022-1/25/2025	4,585	4,585	4,501
Stafford Logistics, Inc. (10)	Commercial Services & Supplies	12.63-13.12%	9/11/2019	10/1/2024-10/1/2025	7,930	7,930	7,930
Star Coaches Inc. (14)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,305	3,305	3,288
Sturgeon Services International Inc. (10)	Energy Equipment & Services	19.10%	7/31/2017	2/28/2022	1,271	1,271	1,249
Sun-Tech Leasing of Texas, L.P. (14)	Road & Rail	8.68-16.95%	7/31/2017	6/25/2020-7/25/2021	238	238	236
Superior Transportation, Inc. (14)	Road & Rail	9.38-12.26%	7/31/2017	4/1/2022-8/1/2024	6,492	6,471	6,471
Tailwinds, LLC (10)	Air Freight & Logistics	9.00%	7/26/2019	8/1/2024	1,153	1,153	1,153
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	9.92-14.75%	7/31/2017	10/29/2023-2/10/2024	5,011	5,030	5,070
Thora Capital, LLC (10)	Airlines	9.00%	7/3/2019	7/1/2025	6,209	6,209	6,209
Tornado Bus Company (14)	Road & Rail	10.78%	7/31/2017	9/1/2021	1,509	1,509	1,518
Trinity Equipment Rentals, Inc. (14)	Commercial Services & Supplies	11.24%	9/13/2018	10/1/2022	719	719	726
Trolleys, Inc. (14)	Road & Rail	9.81%	7/18/2018	8/1/2022	2,295	2,295	2,292
Up Trucking Services, LLC (14)	Road & Rail	11.21-12.10%	3/23/2018	4/1/2022-8/1/2024	2,512	2,549	2,540
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%	7/11/2019	7/11/2024-8/1/2026	3,316	3,316	3,316
Wind River Environmental, LLC (10)	Diversified Consumer Services	10.00%	7/31/2019	8/1/2024	918	926	918
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	814	814	814
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc.(10).	Construction & Engineering	7.50%	7/31/2017	10/1/2022	1,841	1,841	1,841
					Shares/Units
NEF Holdings, LLC Equity Interests (2)(9)	Multi-Sector Holdings		7/31/2017		200	145,000	145,000

Total Equipment Financing						$320,552	$320,630

Preferred Equity – 1.2%
SOAGG LLC (2)(3)(4)	Aerospace & Defense	8.00%	12/14/2010	6/30/2023	1,541	$1,541	$4,952
SOINT, LLC (2)(3)(4)	Aerospace & Defense	15.00%	6/8/2012	6/30/2023	53,932	5,393	5,939

Total Preferred Equity						$6,934	$10,891

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

June 30, 2020

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2020

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

June 30, 2020

(in thousands, except share amounts)

(5)

the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm, if any, and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

June 30, 2020

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2020

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2020

(in thousands, except share amounts)

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and six months ended June 30, 2020 and 2019.

For the three and six months ended June 30, 2020, the Company recognized $5,971 and $12,240, respectively, in base management fees and $0 and $1,480, respectively, in performance-based incentive fees. For the three and six months ended June 30, 2019, the Company recognized $6,727 and $13,289, respectively, in base management fees and $4,608 and $9,224, respectively, in performance-based incentive fees.

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

For the three and six months ended June 30, 2020, the Company recognized expenses under the Administration Agreement of $1,148 and $2,295, respectively. For the three and six months ended June 30, 2019, the Company recognized expenses under the Administration Agreement of $1,293 and $2,661, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2020 and 2019.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2020

(in thousands, except share amounts)

Note 4. Net Asset Value Per Share

At June 30, 2020, the Company’s total net assets and net asset value per share were $849,803 and $20.11, respectively. This compares to total net assets and net asset value per share at December 31, 2019 of $905,880 and $21.44, respectively.

Note 5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Earnings (loss) per share (basic & diluted)
Numerator - net increase (decrease) in net assets resulting from operations:	$54,046	$19,631	$(21,423)	$44,463
Denominator - weighted average shares:	42,260,826	42,260,826	42,260,826	42,260,826
Earnings (loss) per share:	$1.28	$0.46	($0.51)	$1.05

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2020

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2020 and December 31, 2019:

Fair Value Measurements

As of June 30, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$752,474	$752,474
Equipment Financing	—	—	302,000	302,000
Preferred Equity	—	—	8,103	8,103
Common Equity/Equity Interests/Warrants	827	—	296,603	297,430

Total Investments	$827	$—	$1,359,180	$1,360,007

Liabilities:
2022 Unsecured Notes	$—	$—	$147,500	$147,500

Fair Value Measurements

As of December 31, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$852,834	$852,834
Equipment Financing	—	—	320,630	320,630
Preferred Equity	—	—	10,891	10,891
Common Equity/Equity Interests/Warrants	957	—	309,512	310,469

Total Investments	$957	$—	$1,493,867	$1,494,824

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2020

(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2020, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2020:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, March 31, 2020	$697,948	$286,670	$7,908	$282,861	$1,275,387
Total gains or losses included in earnings:
Net realized loss	(24,728)	(17)	—	—	(24,745)
Net change in unrealized gain	43,524	15,647	195	13,742	73,108
Purchase of investment securities	55,684	8,672	—	—	64,356
Proceeds from dispositions of investment securities.	(19,954)	(8,972)	—	—	(28,926)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, June 30, 2020	$752,474	$302,000	$8,103	$296,603	$1,359,180

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$18,796	$15,647	$195	$13,742	$48,380

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2019	$852,834	$320,630	$10,891	$309,512	$1,493,867
Total gains or losses included in earnings:
Net realized loss	(24,728)	(17)	—	—	(24,745)
Net change in unrealized gain (loss)	4,916	(18,803)	(2,284)	(12,909)	(29,080)

Purchase of investment securities	121,143	24,564	—	—	145,707
Proceeds from dispositions of investment securities.	(201,691)	(24,374)	(504)	—	(226,569)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, June 30, 2020	$752,474	$302,000	$8,103	$296,603	$1,359,180

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(11,093)	$(18,803)	$(2,284)	$(12,909)	$(45,089)

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2020

(in thousands, except share amounts)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020:

2022 Unsecured Notes and Unfunded Commitments	For the three months ended June 30, 2020
Beginning fair value	$138,861
Net realized (gain) loss	—
Net change in unrealized (gain) loss	8,639
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$147,500

2022 Unsecured Notes and Unfunded Commitments	For the six months ended June 30, 2020
Beginning fair value	$150,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	(2,500)
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$147,500

The Company made an election to apply the fair value option of accounting to the 2022 Unsecured Notes, in accordance with ASC 825-10. On June 30, 2020, there were borrowings of $150,000 on the 2022 Unsecured Notes.

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2019, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2019:

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2020

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2020

(in thousands, except share amounts)

enterprise values, returns on equity and earnings before income taxes, depreciation and amortization (“EBITDA”) multiples of similar companies, and comparable market transactions for equity securities.

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of June 30, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2020		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$752,474	Income Approach	Market Yield	6.2% – 12.6% (9.1%)
Equipment Financing	Asset	$ $	169,506 132,494	Income Approach Market Approach	Market Yield Return on Equity	6.7% – 19.3% (10.9%) 5.7%-5.7% (5.7%)
Preferred Equity	Asset		$8,103	Income Approach	Market Yield	8.0% – 14.0% (11.1%)
Common Equity/Equity Interests/Warrants	Asset	$ $	7,103 289,500	Market Approach Market Approach	EBITDA Multiple Return on Equity	5.8x – 6.3x (6.3x) (6.1%) – 16.1% (5.3%)
2022 Unsecured Notes	Liability		$147,500	Income Approach	Market Yield	2.5% – 5.5% (5.4%)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2020

(in thousands, except share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$75,000	$72,458	(1)	$117,900	$115,217	(1)
NEFPASS Facility	—	(737	)(2)	30,000	29,149	(2)
2022 Unsecured Notes	150,000	147,500		150,000	150,000
2022 Tranche C Notes	21,000	20,920	(3)	21,000	20,905	(3)
2023 Unsecured Notes	75,000	74,048	(4)	75,000	73,876	(4)
2024 Unsecured Notes	125,000	123,822	(5)	125,000	123,732	(5)
2026 Unsecured Notes	75,000	74,269	(6)	75,000	74,238	(6)

	$521,000	$512,280		$ 593,900	$ 587,117

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $2,542 and $2,683, respectively, as of June 30, 2020 and December 31, 2019.
(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $737 and $851, respectively, as of June 30, 2020 and December 31, 2019.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $80 and $95, respectively, as of June 30, 2020 and December 31, 2019.
(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $952 and $1,124, respectively, as of June 30, 2020 and December 31, 2019.
(5)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,178 and $1,268, respectively, as of June 30, 2020 and December 31, 2019.
(6)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $731 and $762, respectively as of June 30, 2020 and December 31, 2019.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2020

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

Revolving and Term Loan Facilities

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into the new senior secured credit agreement (the “Credit Facility”). The Credit Facility was originally composed of $470,000 of revolving credit and $75,000 of term loans. On February 12, 2020, a new lender to the Company executed a commitment increase to our Credit Facility providing for an additional $75,000 of revolving credit, bringing our Credit Facility’s total revolving credit capacity to $545,000. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At June 30, 2020, outstanding USD equivalent borrowings under the Credit Facility totaled $75,000, composed of $0 of revolving credit and $75,000 of term loans.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into a $50,000 senior secured revolving credit facility (the “NEFPASS Facility”) with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were no borrowings outstanding as of June 30, 2020.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2020

(in thousands, except share amounts)

The average annualized interest cost for all borrowings for the six months ended June 30, 2020 and the year ended December 31, 2019 was 4.29% and 4.52%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes, and the 2026 Unsecured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the six months ended June 30, 2020 and the year ended December 31, 2019 were $601,000 and $616,186, respectively.

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the six months ended June 30, 2020 and 2019:

	Six months ended June 30, 2020	Six months ended June 30, 2019
Per Share Data: (a)
Net asset value, beginning of year	$21.44	$21.75

Net investment income	0.71	0.87
Net realized and unrealized gain (loss)	(1.22)	0.18

Net increase (decrease) in net assets resulting from operations	(0.51)	1.05
Distributions to stockholders:
From net investment income	(0.82)	(0.82)

Net asset value, end of period	$20.11	$21.98

Per share market value, end of period	$16.01	$20.53
Total Return (b)	(17.76%)	11.20%
Net assets, end of period	$849,803	$928,980
Shares outstanding, end of period	42,260,826	42,260,826
Ratios to average net assets (c):
Net investment income	3.50%	4.00%

Operating expenses	2.07%	2.88%
Interest and other credit facility expenses	1.59%	1.57%

Total expenses	3.66%	4.45%

Average debt outstanding	$540,230	$542,193
Portfolio turnover ratio	10.2%	11.1%

(a)	Calculated using the average shares outstanding method.
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

June 30, 2020

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

As of June 30, 2020 Crystal Financial LLC had 30 funded commitments to 26 different issuers with a total par value of approximately $425,986 on total assets of $449,749. As of December 31, 2019 Crystal Financial LLC had 35 funded commitments to 28 different issuers with total funded loans of approximately $496,833 on total assets of $518,024. As of June 30, 2020 and December 31, 2019, the largest loan outstanding totaled $45,000 and $45,000, respectively. For the same periods, the average exposure per issuer was $16,384 and $17,744, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $205,950 and $275,954 of borrowings outstanding at June 30, 2020 and December 31, 2019, respectively. For the three months ended June 30, 2020 and 2019, Crystal Financial LLC had net income of $8,350 and $10,197, respectively, on gross income of $12,137 and $21,631, respectively. For the six months ended June 30, 2020 and 2019, Crystal Financial LLC had net income of $10,250 and $15,646, respectively, on gross income of $23,642 and $34,990, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of June 30, 2020 and December 31, 2019 is $108,154 and $124,529, respectively, comprised of the following:

	June 30, 2020	December 31, 2019
Crystal Financial LLC*	$44,263	$44,263
Kindred Biosciences, Inc	13,795	13,795
Cardiva Medical, Inc	7,333	11,000
Neuronetics, Inc	6,691	—
One Touch Direct, LLC	5,849	—
PQ Bypass, Inc	5,000	5,000
Phynet Dermatology LLC	4,668	4,668
Altern Marketing, LLC	4,402	4,227
Cerapedics, Inc	4,029	5,372
Atria Wealth Solutions, Inc	3,529	387
Soleo Health Holdings, Inc	3,012	—
Enhanced Capital Group, LLC	2,523	2,523
Pinnacle Treatment Centers, Inc	2,041	—

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2020

(in thousands, except share amounts)

	June 30, 2020	December 31, 2019
iCIMS, Inc	792	792
Solara Medical Supplies, Inc	227	1,934
Rubius Therapeutics, Inc	—	13,430
Centrexion Therapeutics, Inc	—	7,569
Varilease Finance, Inc	—	3,438
MRI Software LLC	—	3,331
RS Energy Group U.S., Inc	—	1,685
Alimera Sciences, Inc	—	1,115

Total Commitments	$108,154	$124,529

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2020 and December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

As of June 30, 2020, NEF had 147 funded equipment-backed leases and loans to 65 different customers with a total net investment in leases and loans of approximately $209,591 on total assets of $282,214. As of December 31, 2019, NEF had 168 funded equipment-backed leases and loans to 78 different customers with a total net investment in leases and loans of approximately $244,996 on total assets of $304,203. As of June 30, 2020 and December 31, 2019, the largest position outstanding totaled $26,088 and $26,948, respectively. For the same periods, the average exposure per customer was $3,224 and $3,141, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $111,722 and $128,150 of borrowings outstanding at June 30, 2020 and December 31, 2019, respectively. For the three months ended June 30, 2020 and June 30, 2019, NEF had net income (loss) of ($2,354) and $61, respectively, on gross income of $5,419 and $8,407,

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2020

(in thousands, except share amounts)

respectively. For the six months ended June 30, 2020 and June 30, 2019, NEF had net income (loss) of ($1,927) and $501, respectively, on gross income of $11,333 and $15,556, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 12. Capital Share Transactions

As of June 30, 2020 and June 30, 2019, 200,000,000 shares of $0.01 par value capital stock were authorized.

There were no transactions in capital stock during the three and six months ended June 30, 2020 and June 30, 2019.

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On August 4, 2020, our Board declared a quarterly distribution of $0.41 per share payable on October 2, 2020 to holders of record as of September 17, 2020.

Subsequent to June 30, 2020, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, has continued to have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, has had adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Capital Ltd.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of Solar Capital Ltd. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of June 30, 2020, the related consolidated statements of operations and changes in net assets, for the three-month and six-month periods ended June 30, 2020 and 2019, the related consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

August 4, 2020

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

As of June 30, 2020, the Investment Adviser has directly invested approximately $9.4 billion in more than 400 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with approximately 200 different financial sponsors.

Recent Developments

On August 3, 2020, our Board declared a quarterly distribution of $0.41 per share payable on October 2, 2020 to holders of record as of September 17, 2020.

Subsequent to June 30, 2020, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, has continued to have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, has had adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

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

Portfolio and Investment Activity

During the three months ended June 30, 2020, we invested approximately $61.2 million across 14 portfolio companies. This compares to investing approximately $81.8 million in 18 portfolio companies for the three months ended June 30, 2019. Investments sold, prepaid or repaid during the three months ended June 30, 2020 totaled approximately $28.9 million versus approximately $90.8 million for the three months ended June 30, 2019.

At June 30, 2020, our portfolio consisted of 108 portfolio companies and was invested 23.0% in cash flow senior secured loans, 31.4% in asset-based senior secured loans / Crystal, 22.2% in equipment senior secured financings / NEF, and 23.4% in life science senior secured loans, in each case, measured at fair value, versus 109 portfolio companies invested 27.9% in cash flow senior secured loans, 30.0% in asset-based senior secured loans / Crystal, 20.6% in equipment senior secure financings / NEF, and 21.5% in life science senior secured loans, in each case, measured at fair value, at June 30, 2019.

At June 30, 2020, 76.7% or $1.04 billion of our income producing investment portfolio* is floating rate and 23.3% or $314.6 million is fixed rate, measured at fair value. At June 30, 2019, 77.8% or $1.15 billion of our income producing investment portfolio* is floating rate and 22.2% or $328.3 million is fixed rate, measured at fair value. As of June 30, 2020 and 2019, we had zero issuers on non-accrual status.

Since inception through June 30, 2020, Solar Capital and its predecessor companies have invested approximately $6.4 billion in more than 290 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 150 different financial sponsors.

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

As of June 30, 2020, Crystal Financial LLC had 30 funded commitments to 26 different issuers with a total par value of approximately $426.0 million on total assets of $449.7 million. As of December 31, 2019, Crystal Financial LLC had 35 funded commitments to 28 different issuers with total funded loans of approximately $496.8 million on total assets of $518.0 million. As of June 30, 2020 and December 31, 2019, the largest loan outstanding totaled $45.0 million and $45.0 million, respectively. For the same periods, the average exposure per issuer was $16.4 million and $17.7 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $206.0 million and $276.0 million of borrowings outstanding at June 30, 2020 and December 31, 2019, respectively. For the three months ended June 30, 2020 and June 30, 2019, Crystal Financial LLC had net income of $8.4 million and $10.2 million, respectively, on gross income of $12.1 million and $21.6 million, respectively. For the six months ended June 30, 2020 and June 30, 2019, Crystal Financial LLC had net income of $10.3 million and $15.6 million, respectively, on gross income of $23.6 million and $35.0 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Crystal Financial LLC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Crystal Financial LLC will be able to maintain consistent dividend payments to us.

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

As of June 30, 2020, NEF had 147 funded equipment-backed leases and loans to 65 different customers with a total net investment in leases and loans of approximately $209.6 million on total assets of $282.2 million. As of December 31, 2019, NEF had 168 funded equipment-backed leases and loans to 78 different customers with a total net investment in leases and loans of approximately $245.0 million on total assets of $304.2 million. As of June 30, 2020 and December 31, 2019, the largest position outstanding totaled $26.1 million and $26.9 million, respectively. For the same periods, the average exposure per customer was $3.2 million and $3.1 million, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $111.7 million and $128.2 million of borrowings outstanding at June 30, 2020 and December 31, 2019, respectively. For the three months ended June 30, 2020 and June 30, 2019, NEF had net income (loss) of ($2.4) million and $0.1 million, respectively, on gross income of $5.4 million and $8.4 million, respectively. For the six months ended June 30, 2020 and June 30, 2019, NEF had net income (loss) of ($1.9) million and $0.5 million, respectively, on gross income of $11.3 million and $15.6 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NEF’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NEF will be able to maintain consistent dividend payments to us.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and six months ended June 30, 2020, capitalized PIK income totaled $1.3 million and $1.4 million, respectively. For the three and six months ended June 30, 2019, capitalized PIK income totaled $0.4 million and $0.7 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended June 30, 2020 and 2019:

Investment Income

For the three and six months ended June 30, 2020, gross investment income totaled $28.6 million and $61.5 million, respectively. For the three and six months ended June 30, 2019, gross investment income totaled $38.7 million and $77.9 million, respectively. The decrease in gross investment income for the year over year three and six month periods was primarily due to a reduction in portfolio yield, mainly as a result of the over 200 basis point decrease in LIBOR year over year, on a smaller income producing investment portfolio on average.

Expenses

Expenses totaled $14.4 million and $31.5 million, respectively, for the three and six months ended June 30, 2020, of which $6.0 million and $13.7 million, respectively, were base management fees and performance-based incentive fees and $6.6 million and $13.7 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $1.8 million and $4.1 million, respectively, for the three and six months ended June 30, 2020. Expenses totaled $20.3 million and $41.0 million, respectively, for the three and six months ended June 30, 2019, of which $11.3 million and $22.5 million, respectively, were base management fees and performance-based incentive fees and $7.1 million and $14.4 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $1.8 million and $4.1 million, respectively, for the three and six months ended June 30, 2019. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses for the three and six months ended June 30, 2020 versus the three and six months ended June 30, 2019 was primarily due to lower management and incentive fees resulting from a reduction in portfolio yield on a smaller income producing investment portfolio on average as well as lower interest expense due to reductions in LIBOR.

Net Investment Income

The Company’s net investment income totaled $14.2 million and $30.1 million, or $0.34 and $0.71, per average share, respectively, for the three and six months ended June 30, 2020. The Company’s net investment income totaled $18.4 million and $36.9 million, or $0.44 and $0.87, per average share, respectively, for the three and six months ended June 30, 2019.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $29 million and $229 million, respectively, for the three and six months ended June 30, 2020. Net realized losses over the same periods were $24.8 million and $24.7 million, respectively. The Company had investment sales and prepayments totaling approximately $91 million and $164 million, respectively, for the three and six months ended June 30, 2019. Net realized gains (losses) over the same periods were $0.1 million and ($0.4) million, respectively. Net realized losses for the three and six month periods ended June 30, 2020 were primarily related to the exit of our investment in IHS Intermediate, Inc. Net realized gains for the three months ended June 30, 2019 were primarily related to sales of select assets. Net realized losses for the six months ended June 30, 2019 were primarily related to the exit of our investments in ARK Real Estate Partners.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2020, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $64.6 million and ($26.7) million, respectively. For the three and six months ended

June 30, 2019, net change in unrealized gain on the Company’s assets and liabilities totaled $1.1 million and $8.0 million, respectively. Net unrealized gain for the three months ended June 30, 2020 is primarily due to the reversal of previously recognized unrealized depreciation in the value of our investment in IHS Intermediate, Inc., as well as appreciation in the value of our investments in Crystal Financial LLC, NEF Holdings LLC, Bishop Lifting Products, Inc. and Kore Wireless Group, Inc., among others, partially offset by appreciation on our 2022 Unsecured Notes. Net unrealized loss for the six months ended June 30, 2020 is primarily due to depreciation in the value of our investments in NEF Holdings LLC, Crystal Financial LLC, Rug Doctor and PhyMed Management LLC, among others, partially offset by the reversal of previously recognized unrealized depreciation in the value of our investment in IHS Intermediate, Inc. as well as depreciation on our 2022 Unsecured Notes. Net unrealized gain for the three months ended June 30, 2019 is primarily due to appreciation in the value of our investments in Crystal Financial LLC, SOAGG LLC and NEF Holdings LLC, among others, partially offset by depreciation on our investments in American Teleconferencing Services, Ltd. and Aegis Toxicology Sciences Corporation, among others. Net unrealized gain for the six months ended June 30, 2019 is primarily due to appreciation in the value of our investments in Crystal Financial LLC, NEF Holdings LLC and SOAGG LLC, among others, partially offset by depreciation on our investments in American Teleconferencing Services, Ltd., IHS Intermediate, Inc. and Aegis Toxicology Sciences Corporation, among others. The year over year net change in unrealized loss for the six month period ended June 30, 2020 is impacted by uncertainty due to the COVID-19 pandemic and its effect on market yields and fundamental portfolio company performance.

Net Increase (Decrease) in Net Assets From Operations

For the three and six months ended June 30, 2020, the Company had a net increase (decrease) in net assets resulting from operations of $54.0 million and ($21.4) million, respectively. For the same periods, earnings (loss) per average share were $1.28 and ($0.51), respectively. For the three and six months ended June 30, 2019, the Company had a net increase in net assets resulting from operations of $19.6 million and $44.5 million, respectively. For the same periods, earnings per average share were $0.46 and $1.05, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes and the 2026 Unsecured Notes (collectively the “Credit Facilities”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of June 30, 2020, we had a total of $595.0 million of unused borrowing capacity under the Credit Facilities, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $550 million in cash equivalents as of June 30, 2020.

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

Revolving & Term Loan Facilities

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into the new Credit Facility. The Credit Facility was originally composed of $470 million of revolving credit and $75 million of term loans. On February 12, 2020, a new lender to the Company executed a commitment increase to our Credit Facility providing for an additional $75.0 million of revolving credit, bringing our Credit Facility’s total revolving credit capacity to $545.0 million. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At June 30, 2020, outstanding USD equivalent borrowings under the Credit Facility totaled $75.0 million, composed of $0 of revolving credit and $75.0 million of term loans.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into the NEFPASS Facility with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on

September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were no borrowings outstanding as of June 30, 2020.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At June 30, 2020, the Company was in compliance with all financial and operational covenants required by our Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of June 30, 2020:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities(1)	$—	$—	$—	$—	$—
Unsecured senior notes	446.0	—	246.0	125.0	75.0
Term Loans	75.0	—	—	75.0	—

(1)	As of June 30, 2020, we had a total of $595.0 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table (in thousands) as of the quarter ended June 30, 2020 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2020 (through June 30, 2020)	$—	$—	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
2022 Unsecured Notes
Fiscal 2020 (through June 30, 2020)	150,000	757	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2020 (through June 30, 2020)	21,000	106	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2020 (through June 30, 2020)	75,000	379	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2020 (through June 30, 2020)	125,000	631	—	N/A
Fiscal 2019	125,000	531	—	N/A
2026 Unsecured Notes
Fiscal 2020 (through June 30, 2020)	75,000	379	—	N/A
Fiscal 2019	75,000	319	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2020 (through June 30, 2020)	75,000	379	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
NEFPASS Facility
Fiscal 2020 (through June 30, 2020)	—	—	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A

Total Senior Securities
Fiscal 2020 (through June 30, 2020)	$521,000	$2,631	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of June 30, 2020, asset coverage was 263.1%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020	December 31, 2019
(in millions)
Crystal Financial LLC*	$44.3	$44.3
Kindred Biosciences, Inc	13.8	13.8
Cardiva Medical, Inc	7.3	11.0
Neuronetics, Inc	6.7	—
One Touch Direct, LLC	5.9	—
PQ Bypass, Inc	5.0	5.0
Phynet Dermatology LLC	4.7	4.7
Altern Marketing, LLC	4.4	4.2
Cerapedics, Inc	4.0	5.4
Atria Wealth Solutions, Inc	3.5	0.4
Soleo Health Holdings, Inc	3.0	—
Enhanced Capital Group, LLC	2.5	2.5
Pinnacle Treatment Centers, Inc	2.1	—
iCIMS, Inc	0.8	0.8
Solara Medical Supplies, Inc	0.2	1.9
Rubius Therapeutics, Inc	—	13.4
Soleo Health Holdings, Inc	—	—
Centrexion Therapeutics, Inc	—	7.6
Varilease Finance, Inc	—	3.4
MRI Software LLC	—	3.3
RS Energy Group U.S., Inc	—	1.7
Alimera Sciences, Inc	—	1.1

Total Commitments	$108.2	$124.5

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2020 and December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2020
August 4, 2020	September 17, 2020	October 2, 2020	$0.41
May 7, 2020	June 18, 2020	July 2, 2020	0.41
February 20, 2020	March 19, 2020	April 3, 2020	0.41

Total 2020			$1.23

Fiscal 2019
November 4, 2019	December 19, 2019	January 3, 2020	$0.41
August 5, 2019	September 19, 2019	October 2, 2019	0.41
May 6, 2019	June 20, 2019	July 2, 2019	0.41
February 21, 2019	March 21, 2019	April 3, 2019	0.41

Total 2019			$1.64

Fiscal 2018
November 5, 2018	December 20, 2018	January 4, 2019	$0.41
Fiscal 2020
August 4, 2020	September 17, 2020	October 2, 2020	$0.41
May 7, 2020	June 18, 2020	July 2, 2020	0.41
February 20, 2020	March 19, 2020	April 3, 2020	0.41
August 2, 2018	September 20, 2018	October 2, 2018	0.41
May 7, 2018	June 21, 2018	July 3, 2018	0.41
February 22, 2018	March 22, 2018	April 3, 2018	0.41

Total 2018			$1.64

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2020, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of June 30, 2020 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by four cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2020 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately two cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2020, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase in Net Investment Income Per Share Per Year	0.04	$(0.02)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2020 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 20, 2020 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Aside from the below updated risk factors, there have been no material changes during the period ended June 30, 2020 to the risk factors discussed in “Risk Factors” in the February 20, 2020 filing of our Annual Report on Form 10-K.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since spread and continues to spread to other countries, including the United States This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of COVID- 19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Adverse developments in the credit markets may impair our ability to secure debt financing.

In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of the COVID-19 pandemic, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

So far, the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and the Company.

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR. In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the ICE Benchmark Administration, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us.

On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain, including whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In the event that the LIBOR Rate is no longer available or published on a current basis or no longer made available or used for determining the interest rate of loans, our administrative agent that manages our loans will generally select a comparable successor rate; provided that (i) to the extent a comparable or successor rate is approved by the administrative agent, the approved rate shall be applied in a manner consistent with market practice; and (ii) to the extent such market practice is not administratively feasible for the administrative agent, such approved rate shall be applied as otherwise reasonably determined by the administrative agent.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this quarterly report or incorporated herein by reference, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time, it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

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

We did not engage in unregistered sales of securities during the quarter ended June 30, 2020.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2020.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer
(Principal Financial and Accounting Officer)