Form 10-Q
period 2020-09-30
Solar Capital Ltd.
filed 2020-11-05
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2020

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 30, 2020 was 42,260,826.

SOLAR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2020 (unaudited) and December 31, 2019	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2020 (unaudited) and the three and nine months ended September 30, 2019 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2020 (unaudited) and the three and nine months ended September 30, 2019 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 (unaudited) and the nine months ended September 30, 2019 (unaudited)	6

	Consolidated Schedule of Investments as of September 30, 2020 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2019	12

	Notes to Consolidated Financial Statements (unaudited)	17

	Report of Independent Registered Public Accounting Firm	33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	49

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	54

Item 5.	Other Information	54

Item 6.	Exhibits	54

	Signatures	55

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Capital”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Investments at fair value:
Companies less than 5% owned (cost: $869,749 and $989,564, respectively)	$853,984	$970,821
Companies more than 25% owned (cost: $513,098 and $513,119, respectively)	497,921	524,003
Cash	47,473	16,783
Cash equivalents (cost: $539,959 and $419,571, respectively)	539,959	419,571
Dividends receivable	6,006	10,488
Interest receivable	6,814	5,401
Receivable for investments sold	2,130	2,207
Prepaid expenses and other assets	663	615

Total assets	$1,954,950	$1,949,889

Liabilities
Debt ($521,000 and $593,900 face amounts, respectively, reported net of unamortized debt issuance costs of $5,942 and $6,783, respectively. See notes 6 and 7)	$514,058	$587,117
Payable for investments and cash equivalents purchased	556,108	419,662
Distributions payable	17,327	17,327
Management fee payable (see note 3)	6,176	6,747
Performance-based incentive fee payable (see note 3)	—	4,281
Interest payable (see note 7)	6,310	3,678
Administrative services payable (see note 3)	2,018	2,757
Other liabilities and accrued expenses	1,860	2,440

Total liabilities	$1,103,857	$1,044,009

Commitments and contingencies (see note 10)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,260,826 shares issued and outstanding, respectively	$423	$423
Paid-in capital in excess of par	988,792	988,792
Accumulated distributable net loss	(138,122)	(83,335)

Total net assets	$851,093	$905,880

Net Asset Value Per Share	$20.14	$21.44

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$20,922	$27,019	$66,329	$82,010
Companies more than 25% owned	1,355	1,523	4,050	3,928
Dividends:
Companies less than 5% owned	14	19	37	32
Companies more than 25% owned	6,094	10,145	18,777	28,844
Other income:
Companies less than 5% owned	462	1,000	1,175	2,824
Companies more than 25% owned	4	5	12	14

Total investment income	28,851	39,711	90,380	117,652

EXPENSES:
Management fees (see note 3)	$6,176	$6,738	$18,416	$20,027
Performance-based incentive fees (see note 3)	—	4,606	1,480	13,830
Interest and other credit facility expenses (see note 7)	6,510	7,529	20,173	21,958
Administrative services expense (see note 3)	1,572	1,352	3,867	4,013
Other general and administrative expenses	326	1,060	2,123	2,502

Total expenses	14,584	21,285	46,059	62,330

Net investment income	$14,267	$18,426	$44,321	$55,322

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND DEBT:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$(278)	$(52)	$(25,044)	$179
Companies more than 25% owned	—	—	—	(661)

Net realized loss on investments and cash equivalents	(278)	(52)	(25,044)	(482)

Net change in unrealized gain (loss) on investments and cash equivalents and net change in unrealized (gain) loss on debt:
Companies less than 5% owned	2,903	(2,451)	2,979	(4,768)
Companies more than 25% owned	3,225	(2,206)	(26,062)	8,108
Debt	(1,500)	—	1,000	—

Net change in unrealized gain (loss) on investments, cash equivalents and debt	4,628	(4,657)	(22,083)	3,340

Net realized and unrealized gain (loss) on investments, cash equivalents and debt	4,350	(4,709)	(47,127)	2,858

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$18,617	$13,717	$(2,806)	$58,180

EARNINGS (LOSS) PER SHARE (see note 5)	$0.44	$0.32	$(0.07)	$1.38

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Increase in net assets resulting from operations:
Net investment income	$14,267	$18,426	$44,321	$55,322
Net realized loss	(278)	(52)	(25,044)	(482)
Net change in unrealized gain (loss)	4,628	(4,657)	(22,083)	3,340

Net increase (decrease) in net assets resulting from operations	18,617	13,717	(2,806)	58,180

Distributions to stockholders:
From net investment income	(17,327)	(17,327)	(51,981)	(51,981)

Capital transactions (see note 12):
Net increase in net assets resulting from capital transactions	—	—	—	—

Total increase (decrease) in net assets	1,290	(3,610)	(54,787)	6,199
Net assets at beginning of period	849,803	928,980	905,880	919,171

Net assets at end of period	$851,093	$925,370	$851,093	$925,370

Capital stock activity (see note 12):
Net increase from capital stock activity	—	—	—	—

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(2,806)	$58,180
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments and cash equivalents	25,044	482
Net change in unrealized (gain) loss on investments	23,083	(3,340)
Net change in unrealized loss on debt	(1,000)	—
(Increase) decrease in operating assets:
Purchase of investments	(183,186)	(306,026)
Proceeds from disposition of investments	286,479	272,748
Net accretion of discount on investments	(5,628)	(7,332)
Capitalization of payment-in-kind interest	(3,039)	(967)
Collections of payment-in-kind interest	166	477
Receivable for investments sold	77	380
Interest receivable	(1,413)	1,461
Dividends receivable	4,482	(1,052)
Other receivables	—	95
Prepaid expenses and other assets	(48)	56
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	136,446	(91,563)
Management fee payable	(571)	234
Performance-based incentive fee payable	(4,281)	(7)
Administrative services expense payable	(739)	(478)
Interest payable	2,632	1,010
Other liabilities and accrued expenses	(580)	(670)

Net Cash Provided by (Used in) Operating Activities	275,118	(76,312)

Cash Flows from Financing Activities:
Cash distributions paid	(51,981)	(51,981)
Deferred financing costs	841	629
Proceeds from secured borrowings	31,000	791,504
Repayment of secured borrowings	(103,900)	(701,600)

Net Cash Provided by (Used in) Financing Activities	(124,040)	38,552

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	151,078	(37,760)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	436,354	207,216

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$587,432	$169,456

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,541	$20,948

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans —87.9%

First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550		1.00%	6.50%	5/7/2018	5/9/2025	$16,913	$16,700	$16,237
Alteon Health, LLC	Health Care Providers & Services	L+650		1.00%	7.50%	9/14/2018	9/1/2023	14,338	14,272	14,051
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650		1.00%	7.50%	5/5/2016	6/8/2023	29,997	29,486	27,747
Atria Wealth Solutions, Inc	Diversified Financial Services	L+600		1.00%	7.00%	9/14/2018	11/30/2022	5,855	5,818	5,826
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700		—	7.25%	12/27/2018	10/30/2020	2,810	2,810	2,810
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700		—	7.25%	3/19/2019	1/29/2021	3,549	3,549	3,549
Enhanced Capital Group, LLC	Capital Markets	L+550		1.00%	6.50%	6/28/2019	6/28/2024	20,689	20,440	20,689
iCIMS, Inc.	Software	L+650		1.00%	7.50%	9/7/2018	9/12/2024	15,003	14,784	14,928
Kingsbridge Holdings, LLC	Multi-Sector Holdings	L+700		1.00%	8.00%	12/21/2018	12/21/2024	33,112	32,728	33,112
KORE Wireless Group, Inc.	Wireless Telecommunication Services	L+550		—	5.72%	12/21/2018	12/21/2024	36,571	36,013	36,205
Legility, LLC	Commercial Services & Supplies	L+600		1.00%	7.00%	2/27/2020	12/17/2025	19,750	19,390	19,355
Logix Holding Company, LLC	Communications Equipment	L+575		1.00%	6.75%	9/14/2018	12/22/2024	7,046	6,999	6,905
One Touch Direct, LLC	Commercial Services & Supplies	P+100		—	6.50%	4/3/2020	3/29/2021	6	6	6
Pet Holdings ULC & Pet Supermarket, Inc. (3)	Specialty Retail	L+550		1.00%	6.50%	9/14/2018	7/5/2022	28,820	28,669	27,955
PhyNet Dermatology LLC	Health Care Providers & Services	L+550		1.00%	6.50%	9/5/2018	8/16/2024	17,108	17,011	16,424
Pinnacle Treatment Centers, Inc	Health Care Providers & Services	L+625		1.00%	7.25%	1/22/2020	12/31/2022	12,034	11,938	12,034
PPT Management Holdings, LLC	Health Care Providers & Services	L+850	(15)	1.00%	9.50%	9/14/2018	12/16/2022	20,767	20,692	18,690
Sentry Data Systems, Inc	Software	L+675		1.00%	7.75%	9/27/2020	10/6/2025	15,765	15,450	15,450
Soleo Health Holdings, Inc	Health Care Providers & Services	L+575		1.00%	6.75%	3/31/2020	12/29/2021	9,929	9,929	9,929
USR Parent, Inc. (Staples)	Specialty Retail	L+884		1.00%	9.84%	6/3/2020	9/12/2022	4,704	4,704	4,716

Total First Lien Bank Debt/Senior Secured Loans									$311,388	$306,618

Second Lien Asset-Based Senior Secured Loans
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800		1.00%	9.00%	3/29/2017	4/17/2024	19,554	$19,440	$19,554
Varilease Finance, Inc.	Multi-Sector Holdings	L+750		1.00%	8.50%	8/22/2014	11/15/2025	36,438	36,301	36,438

Total Second Lien Asset-Based Senior Secured Loans									$55,741	$55,992

Second Lien Bank Debt/Senior Secured Loans
Bishop Lifting Products, Inc. (5)	Trading Companies & Distributors	L+800		1.00%	9.00%	3/24/2014	3/27/2022	24,985	$24,932	$22,487
PhyMed Management LLC	Health Care Providers & Services	L+875		1.00%	9.75%	12/18/2015	5/18/2021	32,321	32,130	29,897
Rug Doctor LLC (2)	Diversified Consumer Services	L+975	(11)	1.50%	11.25%	12/23/2013	5/16/2023	10,261	10,244	10,261

Total Second Lien Bank Debt/Senior Secured Loans									$67,306	$62,645

First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	$20,074	$20,230	$20,174
Apollo Endosurgery, Inc.	Health Care Equipment & Supplies	L+750		1.36%	8.86%	3/15/2019	9/1/2023	20,492	20,746	20,594
Ardelyx, Inc. (3)	Pharmaceuticals	L+745		—	7.61%	5/10/2018	11/1/2022	24,500	25,001	24,990
aTyr Pharma, Inc.	Pharmaceuticals	P+410		—	7.35%	11/18/2016	11/18/2020	667	1,508	1,500
Axcella Health Inc.	Pharmaceuticals	L+850		0.20%	8.70%	1/9/2018	1/1/2023	26,000	26,972	26,845
Cardiva Medical, Inc.	Health Care Equipment & Supplies	L+795		1.76%	9.71%	9/24/2018	12/1/2023	27,667	28,455	28,497
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725		2.45%	9.70%	6/28/2019	1/1/2024	16,400	16,416	16,523
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2024	21,489	21,755	21,757
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850		1.00%	9.50%	8/18/2017	6/1/2022	2,117	2,377	2,373
GenMark Diagnostics, Inc. (3)	Health Care Providers & Services	L+590		2.51%	8.41%	2/1/2019	2/1/2023	49,522	50,644	50,698
Kindred Biosciences, Inc. (16)	Pharmaceuticals	L+675		2.17%	8.92%	9/30/2019	9/30/2024	9,197	9,224	9,219
Neuronetics, Inc.	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	15,613	15,642	15,613
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+805		1.00%	9.05%	7/30/2018	1/1/2021	10,500	11,319	10,763
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+795		1.00%	8.95%	12/20/2018	12/19/2022	10,000	10,135	10,213
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550		—	5.66%	12/21/2018	12/21/2023	40,291	40,591	40,694
scPharmaceuticals, Inc.	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	4,684	4,714	4,719
SI-BONE, Inc. (3)	Health Care Equipment & Supplies	L+940		0.33%	9.73%	5/29/2020	6/1/2025	17,843	17,831	17,799

Total First Lien Life Science Senior Secured Loans									$323,560	$322,971

Total Senior Secured Loans									$757,995	$748,226

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2020

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing - 34.9%
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%		3/29/2019	3/28/2022	$5,221	$5,174	$5,272
Blackhawk Mining, LLC (14)	Oil, Gas & Consumable Fuels	10.97-11.16%		2/16/2018	3/1/2022-11/1/2022	3,972	3,826	3,872
Boart Longyear Company (10)	Metals & Mining	10.44%		5/28/2020	7/1/2024	3,652	3,652	3,652
C&H Paving, Inc. (14)	Construction & Engineering	9.74-11.66%		12/26/2018	1/1/2024-11/1/2024	3,620	3,662	3,544
Capital City Jet Center, Inc. (10)	Airlines	10.00%		4/4/2018	10/4/2023	1,608	1,608	1,533
Central Freight Lines, Inc. (10)	Road & Rail	7.16%		7/31/2017	1/14/2024	1,190	1,190	1,190
Champion Air, LLC (10)	Airlines	10.00%		3/19/2018	1/1/2023	2,388	2,388	2,378
Easton Sales and Rentals, LLC (10)	Commercial Services & Supplies	10.00%		9/18/2018	10/1/2021	1,431	1,426	1,347
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%		9/30/2020	10/1/2027	6,615	6,665	6,615
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	7.53-8.37%		4/27/2018	8/1/2022-4/27/2025	27,213	27,213	26,400
EquipmentShare.com, Inc. (14)	Commercial Services & Supplies	6.60%		1/8/2020	1/8/2025	8,430	7,949	8,430
Family First Freight, LLC (10)	Road & Rail	8.00-10.33%		7/31/2017	9/30/2021-1/1/2023	1,141	1,140	1,109
Freightsol LLC (14)	Road & Rail	12.51-12.89%		4/9/2019	11/1/2023	1,999	2,032	1,999
Garda CL Technical Services, Inc. (14)	Commercial Services & Supplies	8.30-8.77%		3/22/2018	6/5/2023-10/5/2023	2,125	2,125	2,121
Georgia Jet, Inc. (10)	Airlines	8.00%		12/4/2017	12/4/2021	998	998	998
Globecomm Systems Inc. (14)	Wireless Telecommunication Services	13.18%		5/10/2018	7/1/2021	580	580	573
GMT Corporation (14)	Machinery	12.52%		10/23/2018	10/23/2023	5,883	5,841	5,883
Haljoe Coaches USA, LLC (14)	Road & Rail	8.03-9.69%		7/31/2017	7/1/2022-7/1/2024	4,849	4,849	4,104
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%		11/15/2018	12/1/2023-9/1/2025	553	553	529
Hypro, Inc. (10)	Machinery	11.53%		9/30/2019	10/1/2023	3,278	3,304	3,192
Interstate NDT, Inc. (14)	Road & Rail	11.32-14.44%		6/11/2018	7/1/2023-10/25/2023	1,780	1,780	1,689
ISR Holdings, LLC (10)	Commercial Services & Supplies	9.25%		8/27/2019	8/27/2022	3,553	3,553	3,553
JP Motorsports, Inc. (14)	Road & Rail	16.06%		8/17/2018	1/25/2022	140	140	136
Kool Pak, LLC (14)	Road & Rail	8.58%		2/5/2018	3/1/2024	517	517	517
Lineal Industries, Inc. (10)	Construction & Engineering	8.00%		12/21/2018	12/21/2021	49	49	49
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%		5/16/2019	5/16/24-9/25/24	14,731	14,731	14,456
Meridian Consulting I Corp, Inc. (10)	Hotels, Restaurants & Leisure	11.00%		7/31/2017	6/11/2026	2,960	2,933	2,553
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%		7/31/2017	4/30/2022-2/28/2025	1,968	1,963	2,003
NEF Holdings, LLC (2)	Multi-Sector Holdings	8.50%		8/14/2020	8/14/2021	850	850	850
Rane Light Metal Castings Inc. (10)	Machinery	10.00%		6/1/2020	7/1/2024	358	358	358
Rango, Inc. (10)(14)	Commercial Services & Supplies	9.33%-9.79%		9/24/2019	4/1/2023-11/1/2024	5,496	5,573	5,283
Rossco Crane & Rigging, Inc. (14)	Commercial Services & Supplies	11.13-11.53%		8/25/2017	4/1/2021-9/1/2022	396	396	385
Royal Coach Lines, Inc.(14)	Road & Rail	9.56%		11/21/2019	8/1/2025	1,242	1,242	1,109
Royal Express Inc. (14)	Road & Rail	9.53%		1/17/2019	2/1/2024	969	983	969
Sidelines Tree Service LLC (14)	Diversified Consumer Services	10.25-10.66%		7/31/2017	8/1/2022-10/1/2022	215	216	208
South Texas Oilfield Solutions, LLC (14)	Energy Equipment & Services	12.52-13.76%		3/29/2018	9/1/2022-7/1/2023	2,386	2,386	2,294
Southwest Traders, Inc. (14)	Road & Rail	9.13%		11/21/2017	11/1/2020	14	14	14
ST Coaches, LLC (14)	Road & Rail	8.21-8.58%		7/31/2017	10/1/2022-1/25/2025	4,623	4,623	4,140
Stafford Logistics, Inc. (10)	Commercial Services & Supplies	12.63-13.12%		9/11/2019	10/1/2024-10/1/2025	7,148	7,148	6,871
Star Coaches Inc. (14)	Road & Rail	8.42%		3/9/2018	4/1/2025	3,314	3,314	2,842
Sturgeon Services International Inc. (10)	Energy Equipment & Services	18.07%		7/31/2017	2/28/2022	987	987	931
Sun-Tech Leasing of Texas, L.P. (14)	Road & Rail	8.68%		7/31/2017	7/25/2021	54	54	54
Superior Transportation, Inc. (14)	Road & Rail	9.40-12.26%		7/31/2017	4/1/2022-8/1/2024	6,063	6,049	5,525
Tailwinds, LLC (10)	Air Freight & Logistics	9.00%		7/26/2019	8/1/2024	1,104	1,104	1,104
The Smedley Company & Smedley Services, Inc. (10)..	Commercial Services & Supplies	10.00-15.07%		7/31/2017	10/29/2023-2/10/2024	4,090	4,094	4,115
Thora Capital, LLC (10)	Airlines	9.00%		7/3/2019	7/1/2025	5,759	5,759	5,737
Tornado Bus Company (14)	Road & Rail	10.79%		7/31/2017	9/1/2021	1,199	1,199	1,160
Trinity Equipment Rentals, Inc. (14)	Commercial Services & Supplies	11.23%		9/13/2018	10/1/2022	598	598	601
Trolleys, Inc. (14)	Road & Rail	9.98%		7/18/2018	8/1/2022	2,032	2,032	1,952
Up Trucking Services, LLC (14)	Road & Rail	11.21-12.10%		3/23/2018	4/1/2022-8/1/2024	1,788	1,810	1,804
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%		7/11/2019	7/11/2024-8/1/2026	3,211	3,211	3,086
Wind River Environmental, LLC (10)	Diversified Consumer Services	10.01%		7/31/2019	8/1/2024	797	804	794
Womble Company, Inc. (14)	Energy Equipment & Services	9.11%		12/27/2019	1/1/2025	729	729	701
						Shares/ Units
NEF Holdings, LLC Equity Interests (2)(9)	Multi-Sector Holdings			7/31/2017		200	145,000	134,481

Total Equipment Financing							$312,374	$297,065

Preferred Equity - 0.9%
SOAGG LLC (2)(3)(4)	Aerospace & Defense	8.00%		12/14/2010	6/30/2023	1,418	$1,418	$3,486
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00	%(11)	6/8/2012	6/30/2023	52,659	5,266	4,238

Total Preferred Equity							$6,684	$7,724

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2020

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date		Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants - 35.1%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016		6,347	$106	$—
B Riley Financial Inc. (3)(8)	Research & Consulting Services	3/16/2007		38,015	2,684	953
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017		90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019		289,102	136	84
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016		157,500	65	—
Crystal Financial LLC (2)(3)	Diversified Financial Services	12/28/2012		280,303	280,737	290,948
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017		444,388	74	89
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017		208,000	63	271
PQ Bypass, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2018		300,000	106	93
RD Holdco Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013		231,177	15,683	1,226
RD Holdco Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013		30,370	381	—
Scynexis, Inc. Warrants *	Pharmaceuticals	9/30/2016		12,243	105	—
Senseonics Holdings, Inc. Warrants *	Health Care Equipment & Supplies	7/25/2019		526,901	117	9
Sunesis Pharmaceuticals, Inc. Warrants *	Pharmaceuticals	3/31/2016		10,400	118	—
Venus Concept Ltd. Warrants* (fka Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018		27,352	152	1

Total Common Equity/Equity Interests/Warrants					$305,794	$298,890

Total Investments (6) - 158.8%					$1,382,847	$1,351,905

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents - 63.5% U.S. Treasury Bill	Government	9/30/2020	11/12/2020	$540,000	$539,959	$539,959

Total Investments & Cash Equivalents - 222.3%	$1,922,806	$1,891,864
Liabilities in Excess of Other Assets - (122.3%)		(1,040,771)

Net Assets - 100.0%		$851,093

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of September 30, 2020.

(2)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2020 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2019	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend /Other Income	Fair Value at September 30, 2020
AviatorCap SII, LLC	$2,896	$—	$86	$—	$—	$169	$2,810
AviatorCap SII, LLC	2,713	1,105	269	—	—	198	3,549
Crystal Financial LLC	296,000	—	—	—	(5,052)	18,000	290,948
Equipment Operating Leases, LLC	29,739	—	2,525	—	(814)	1,743	26,400
Loyer Capital LLC	14,731	—	—	—	(275)	1,113	14,456
NEF Holdings, LLC (equity)	145,000	—	—	—	(10,519)	250	134,481
NEF Holdings, LLC (debt)	—	850	—	—	—	10	850
RD Holdco Inc. (Rug Doctor, common equity)	7,706	—	—	—	(6,480)	—	1,226
RD Holdco Inc. (Rug Doctor, class B)..	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)..	—	—	—	—	—	—	—
Rug Doctor LLC	9,111	1,150	—	—	(4)	829	10,261
SOAGG LLC	4,952	—	123	—	(1,343)	86	3,486
SOINT, LLC	5,939	254	380	—	(1,575)	441	4,238

	$524,003	$ 3,359	$3,383	$ —	$(26,062)	$22,839	$497,921

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2020

(in thousands)

(3)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2020, on a fair value basis, non-qualifying assets in the portfolio represented 23.6% of the total assets of the Company.

(4)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(5)	Bishop Lifting Products, Inc., SEI Holding I Corporation, Singer Equities, Inc. & Hampton Rubber Company are co-borrowers.
(6)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $14,912; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $31,574 and $46,486, respectively, based on a tax cost of $1,366,817. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(7)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are often subject to a LIBOR or PRIME rate floor.
(8)	Denotes a Level 1 investment.
(9)	NEF Holdings, LLC is held through NEFCORP LLC, a wholly-owned consolidated taxable subsidiary and NEFPASS LLC, a wholly-owned consolidated subsidiary.
(10)	Indicates an investment that is wholly held by Solar Capital Ltd. through NEFPASS LLC.
(11)	Interest is paid in kind (“PIK”).
(12)	Denotes a subsidiary of NEF Holdings, LLC.
(13)	OmniGuide Holdings, Inc., Domain Surgical, Inc. and OmniGuide, Inc. are co-borrowers.
(14)

Indicates an investment that is held by the Company through its wholly-owned consolidated financing subsidiary NEFPASS SPV, LLC (the “NEFPASS SPV”). Such investments are pledged as collateral under the NEFPASS SPV, LLC Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(15)	Spread is 6.00% Cash / 2.50% PIK.
(16)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
*	Non-income producing security.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2020

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2020
Diversified Financial Services (includes Crystal Financial LLC)	21.9%
Multi-Sector Holdings (includes NEF Holdings, LLC, Equipment Operating Leases, LLC and Loyer Capital LLC)	18.2%
Health Care Providers & Services	12.4%
Pharmaceuticals	10.7%
Health Care Equipment & Supplies	9.4%
Commercial Services & Supplies	4.7%
Road & Rail	2.7%
Wireless Telecommunication Services	2.7%
Communications Equipment	2.6%
Specialty Retail	2.4%
Software	2.2%
Trading Companies & Distributors	1.7%
Capital Markets	1.5%
Thrifts & Mortgage Finance	1.5%
Diversified Consumer Services	1.3%
Aerospace & Defense	1.0%
Airlines	0.8%
Machinery	0.7%
Energy Equipment & Services	0.3%
Oil, Gas & Consumable Fuels	0.3%
Metals & Mining	0.3%
Construction & Engineering	0.3%
Hotels, Restaurants & Leisure	0.2%
Air Freight & Logistics	0.1%
Research & Consulting Services	0.1%
Health Care Technology	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value

Senior Secured Loans — 94.1%
Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550		1.00%	7.40%	5/7/2018	5/9/2025	$17,043	$16,800	$16,191
Alteon Health, LLC	Health Care Providers & Services	L+650		1.00%	8.30%	9/14/2018	9/1/2022	15,094	15,011	15,094
Altern Marketing, LLC	Household & Personal Products	L+600		2.00%	8.00%	10/25/2019	10/7/2024	27,899	27,626	27,620
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650		1.00%	8.32%	5/5/2016	6/8/2023	30,038	29,386	28,236
Atria Wealth Solutions, Inc	Diversified Financial Services	L+600		1.00%	7.80%	9/14/2018	11/30/2022	4,404	4,371	4,360
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700		—	8.90%	12/27/2018	10/30/2020	2,896	2,896	2,896
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700		—	8.90%	3/19/2019	1/29/2021	2,713	2,713	2,713
Bishop Lifting Products, Inc. (5)	Trading Companies & Distributors	L+800		1.00%	9.80%	3/24/2014	3/27/2022	24,985	24,906	24,985
Enhanced Capital Group, LLC	Capital Markets	L+550		1.00%	7.20%	6/28/2019	6/28/2024	20,311	20,032	20,311
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675		1.00%	8.55%	12/7/2015	12/14/2021	37,195	37,058	37,195
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800		1.00%	9.93%	3/29/2017	4/17/2024	19,702	19,567	19,702
iCIMS, Inc.	Software	L+650		1.00%	8.29%	9/7/2018	9/12/2024	15,003	14,751	15,003
IHS Intermediate, Inc.**	Health Care Providers & Services	L+825		1.00%	—	6/19/2015	7/20/2022	25,000	24,728	7,500
Kingsbridge Holdings, LLC	Multi-Sector Holdings	L+700		1.00%	9.09%	12/21/2018	12/21/2024	33,112	32,675	33,112
KORE Wireless Group, Inc.	Wireless Telecommunication Services	L+550		—	7.44%	12/21/2018	12/21/2024	36,850	36,208	36,573
Logix Holding Company, LLC	Communications Equipment	L+575		1.00%	7.55%	9/14/2018	12/22/2024	7,103	7,048	7,103
MRI Software LLC	Software	L+575		1.00%	7.55%	7/23/2019	6/30/2023	31,610	31,316	31,610
On Location Events, LLC & PrimeSport Holdings Inc	Media	L+500		1.00%	6.94%	12/7/2017	9/29/2021	27,547	27,409	27,547
Pet Holdings ULC & Pet Supermarket, Inc. (3)	Specialty Retail	L+550		1.00%	7.60%	9/14/2018	7/5/2022	29,045	28,833	28,972
PhyMed Management LLC	Health Care Providers & Services	L+875		1.00%	10.55%	12/18/2015	5/18/2021	32,321	31,919	32,321
PhyNet Dermatology LLC	Health Care Providers & Services	L+550		1.00%	7.29%	9/5/2018	8/16/2024	17,239	17,125	17,239
PPT Management Holdings, LLC	Health Care Providers & Services	L+675	(15)	1.00%	8.44%	9/14/2018	12/16/2022	20,656	20,557	19,003
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425		1.00%	6.19%	9/14/2018	11/25/2021	1,771	1,765	1,771
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+768		1.00%	9.63%	10/24/2017	11/25/2021	27,929	27,690	27,929
RS Energy Group U.S., Inc	Software	L+475		—	6.69%	10/26/2018	10/6/2023	15,096	14,855	15,096
Rug Doctor LLC (2)	Diversified Consumer Services	L+975		1.50%	11.54%	12/23/2013	5/16/2023	9,111	9,089	9,111
Solara Medical Supplies, Inc	Health Care Providers & Services	L+600		1.00%	7.94%	5/31/2018	2/27/2024	7,507	7,385	7,507
The Octave Music Group, Inc. (fka TouchTunes)	Media	L+825		1.00%	9.95%	5/28/2015	5/27/2022	12,194	12,116	12,194
Varilease Finance, Inc.	Multi-Sector Holdings	L+750		1.00%	9.59%	8/22/2014	11/15/2025	36,438	36,286	36,438

Total Bank Debt/Senior Secured Loans									$582,121	$565,332

Life Science Senior Secured Loans
Alimera Sciences, Inc.	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	$18,959	$18,959	$18,959
Apollo Endosurgery, Inc.	Health Care Equipment & Supplies	L+750		—	9.19%	3/15/2019	9/1/2023	20,492	20,539	20,492
Ardelyx, Inc. (3)	Pharmaceuticals	L+745		—	9.14%	5/10/2018	11/1/2022	24,500	24,741	24,745
aTyr Pharma, Inc.	Pharmaceuticals	P+410		—	8.85%	11/18/2016	11/18/2020	3,667	4,302	4,327
Axcella Health Inc.	Pharmaceuticals	L+850		—	10.20%	1/9/2018	1/1/2023	26,000	26,514	26,546
Cardiva Medical, Inc.	Health Care Equipment & Supplies	L+795		1.76%	9.71%	9/24/2018	12/1/2023	24,000	24,383	24,480
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725		2.45%	9.70%	6/28/2019	1/1/2024	12,615	12,533	12,504
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2024	18,803	18,893	18,897
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850		—	10.19%	8/18/2017	9/1/2021	3,810	3,919	3,906
GenMark Diagnostics, Inc. (3)	Health Care Providers & Services	L+590		2.51%	8.41%	2/1/2019	2/1/2023	49,522	49,823	50,017
Kindred Biosciences, Inc. (3)(16)	Pharmaceuticals	L+675		2.17%	8.92%	9/30/2019	9/30/2024	9,197	9,169	9,173
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+805		—	9.74%	7/30/2018	7/29/2023	10,500	10,639	10,552
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+795		1.00%	9.65%	12/20/2018	12/19/2022	10,000	9,974	10,140
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550		—	7.19%	12/21/2018	12/21/2023	26,861	26,974	26,995
scPharmaceuticals, Inc.	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	4,684	4,692	4,693
Senseonics Holdings, Inc	Health Care Equipment & Supplies	L+650		2.48%	8.98%	7/25/2019	7/1/2024	21,076	20,989	21,076

Total Life Science Senior Secured Loans									$287,043	$287,502

Total Senior Secured Loans									$869,164	$852,834

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value

Equipment Financing — 35.4%
Althoff Crane Service, Inc. (14)	Commercial Services & Supplies	10.55%	7/31/2017	6/8/2022	$1,180	$1,180	$1,200
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	3/28/2022	6,314	6,206	6,400
Blackhawk Mining, LLC (14)	Oil, Gas & Consumable Fuels	10.99-11.17%	2/16/2018	3/1/2022-11/1/2022	4,701	4,474	4,764
C&H Paving, Inc. (14)	Construction & Engineering	9.94-11.66%	12/26/2018	1/1/2024-11/1/2024	4,136	4,187	4,158
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023	1,806	1,806	1,808
Central Freight Lines, Inc. (10)	Road & Rail	7.16%	7/31/2017	1/14/2024	1,421	1,421	1,421
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	2,770	2,770	2,748
Easton Sales and Rentals, LLC (10)	Commercial Services & Supplies	10.00%	9/18/2018	10/1/2021	1,882	1,866	1,845
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/2022-4/27/2025	29,739	29,739	29,739
Family First Freight, LLC (10)	Road & Rail	9.43-10.10%	7/31/2017	7/1/2020-1/22/2022	557	556	554
Freightsol LLC (14)	Road & Rail	12.62-12.99%	4/9/2019	11/1/2023	2,225	2,266	2,225
Garda CL Technical Services, Inc. (14)	Commercial Services & Supplies	8.31-8.77%	3/22/2018	7/13/2023-10/5/2023	2,317	2,317	2,280
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	12/4/2021	1,833	1,833	1,805
Globecomm Systems Inc. (14)	Wireless Telecommunication Services	13.18%	5/10/2018	7/1/2021	1,051	1,051	1,072
GMT Corporation (14)	Machinery	12.46%	10/23/2018	10/23/2023	6,363	6,309	6,363
Haljoe Coaches USA, LLC (14)	Road & Rail	8.15-9.90%	7/31/2017	7/1/2022-7/1/2024	5,626	5,626	5,527
Hawkeye Contracting Company, LLC (10)(11)	Oil, Gas & Consumable Fuels	10.00%	11/15/2017	11/15/2020	1,823	1,823	1,827
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.80%	11/15/2018	12/1/2023-4/1/2024	289	289	286
Hypro, Inc. (10)	Machinery	11.53%	9/30/2019	10/1/2023	3,460	3,493	3,460
Interstate NDT, Inc. (14)	Road & Rail	11.32-13.94%	6/11/2018	7/1/2023-10/25/2023	2,019	2,019	2,055
ISR Holdings, LLC (10)	Commercial Services & Supplies	9.25%	8/27/2019	8/27/2022	4,781	4,781	4,781
JP Motorsports, Inc. (14)	Road & Rail	16.35%	8/17/2018	1/25/2022	192	191	194
Kool Pak, LLC (14)	Road & Rail	8.58%	2/5/2018	3/1/2024	612	612	612
Lineal Industries, Inc. (10)	Construction & Engineering	8.00%	12/21/2018	12/21/2021	76	76	76
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/24-9/25/24	14,731	14,731	14,731
Meridian Consulting I Corp, Inc. (10)	Hotels, Restaurants & Leisure	10.72%	7/31/2017	12/4/2021	1,926	1,926	1,972
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022	1,509	1,509	1,528
Rango, Inc. (10)(14)	Commercial Services & Supplies	9.42%-9.92%	9/24/2019	4/1/2023-11/1/2024	6,055	6,150	6,055
Rossco Crane & Rigging, Inc. (14)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	577	577	584
Royal Coach Lines, Inc	Road & Rail	9.56%	11/21/2019	8/1/2025	1,240	1,240	1,240
Royal Express Inc. (14)	Road & Rail	9.64%	1/17/2019	2/1/2024	1,056	1,075	1,042
Sidelines Tree Service LLC (14)	Diversified Consumer Services	10.31-10.52%	7/31/2017	8/1/2022-10/1/2022	329	329	331
South Texas Oilfield Solutions, LLC (14)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	2,753	2,753	2,754
Southern Nevada Oral & Maxillofacial Surgery, LLC (10)	Health Care Providers & Services	12.00%	7/31/2017	3/1/2024	1,273	1,273	1,286
Southwest Traders, Inc. (14)	Road & Rail	9.13%	11/21/2017	11/1/2020	70	70	69
Spartan Education, LLC (10)	Diversified Consumer Services	10.26-12.00%	3/28/2019	7/31/2020-12/27/2023	6,758	6,867	6,766
ST Coaches, LLC (14)	Road & Rail	8.21-8.59%	7/31/2017	10/1/2022-1/25/2025	4,585	4,585	4,501
Stafford Logistics, Inc. (10)	Commercial Services & Supplies	12.63-13.12%	9/11/2019	10/1/2024-10/1/2025	7,930	7,930	7,930
Star Coaches Inc. (14)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,305	3,305	3,288
Sturgeon Services International Inc. (10)	Energy Equipment & Services	19.10%	7/31/2017	2/28/2022	1,271	1,271	1,249
Sun-Tech Leasing of Texas, L.P. (14)	Road & Rail	8.68-16.95%	7/31/2017	6/25/2020-7/25/2021	238	238	236
Superior Transportation, Inc. (14)	Road & Rail	9.38-12.26%	7/31/2017	4/1/2022-8/1/2024	6,492	6,471	6,471
Tailwinds, LLC (10)	Air Freight & Logistics	9.00%	7/26/2019	8/1/2024	1,153	1,153	1,153
The Smedley Company & Smedley Services, Inc. (10)..	Commercial Services & Supplies	9.92-14.75%	7/31/2017	10/29/2023-2/10/2024	5,011	5,030	5,070
Thora Capital, LLC (10)	Airlines	9.00%	7/3/2019	7/1/2025	6,209	6,209	6,209
Tornado Bus Company (14)	Road & Rail	10.78%	7/31/2017	9/1/2021	1,509	1,509	1,518
Trinity Equipment Rentals, Inc. (14)	Commercial Services & Supplies	11.24%	9/13/2018	10/1/2022	719	719	726
Trolleys, Inc. (14)	Road & Rail	9.81%	7/18/2018	8/1/2022	2,295	2,295	2,292
Up Trucking Services, LLC (14)	Road & Rail	11.21-12.10%	3/23/2018	4/1/2022-8/1/2024	2,512	2,549	2,540
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%	7/11/2019	7/11/2024-8/1/2026	3,316	3,316	3,316
Wind River Environmental, LLC (10)	Diversified Consumer Services	10.00%	7/31/2019	8/1/2024	918	926	918
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	814	814	814
W.P.M., Inc., WPM-Southern, LLC, WPM Construction Services, Inc.(10)	Construction & Engineering	7.50%	7/31/2017	10/1/2022	1,841	1,841	1,841
					Shares/ Units
NEF Holdings, LLC Equity Interests (2)(9)	Multi-Sector Holdings		7/31/2017		200	145,000	145,000

Total Equipment Financing					$	320,552	$320,630

Preferred Equity – 1.2%
SOAGG LLC (2)(3)(4)	Aerospace & Defense	8.00%	12/14/2010	6/30/2023	1,541	$1,541	$4,952
SOINT, LLC (2)(3)(4)	Aerospace & Defense	15.00%	6/8/2012	6/30/2023	53,932	5,393	5,939

Total Preferred Equity					$	6,934	$10,891

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

Name of Issuer	Fair Value at December 31, 2018	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend /Other Income	Fair Value at December 31, 2019
Ark Real Estate Partners LP	$39	$—	$—	$(526)	$487	$—	$—
Ark Real Estate Partners II LP	1	—	—	(135)	11	—	—
AviatorCap SII, LLC	2,975	—	79	—	—	274	2,896
AviatorCap SII, LLC	—	2,975	262	—	—	208	2,713
Crystal Financial LLC	293,000	—	—	—	3,000	30,000	296,000
Equipment Operating Leases, LLC	32,882	—	3,143	—	—	2,550	29,739
Loyer Capital LLC	—	21,634	6,903	—	—	1,085	14,731
NEF Holdings, LLC	145,000	—	—	—	—	3,300	145,000
RD Holdco Inc. (Rug Doctor, common equity)...	7,732	—	—	—	(26)	—	7,706
RD Holdco Inc. (Rug Doctor, class B)..	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)..	—	—	—	—	—	—	—
Rug Doctor LLC	9,111	—	—	—	(39)	1,182	9,111
SOAGG LLC	9,113	—	951	—	(3,210)	5,256	4,952
SOINT, LLC	—	2,144	2,188	—	—	148	—
SOINT, LLC (preferred equity)	6,414	—	444	—	(31)	826	5,939

	$511,483	$26,753	$13,970	$ (661)	$ 192	$44,829	$524,003

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

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2019

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2019
Diversified Financial Services (includes Crystal Financial LLC)	20.1%
Multi-Sector Holdings (includes NEF Holdings, LLC, Equipment Operating Leases, LLC and Loyer Capital LLC)	17.3%
Health Care Providers & Services	13.1%
Pharmaceuticals	8.6%
Health Care Equipment & Supplies	7.3%
Software	4.1%
Commercial Services & Supplies	2.8%
Media	2.7%
Wireless Telecommunication Services	2.5%
Chemicals	2.5%
Road & Rail	2.4%
Communications Equipment	2.4%
Diversified Consumer Services	2.0%
Specialty Retail	1.9%
Household & Personal Products	1.9%
Trading Companies & Distributors	1.7%
Capital Markets	1.4%
Thrifts & Mortgage Finance	1.3%
Aerospace & Defense	1.1%
Airlines	0.8%
Machinery	0.7%
Oil, Gas & Consumable Fuels	0.4%
Construction & Engineering	0.4%
Energy Equipment & Services	0.3%
Hotels, Restaurants & Leisure	0.1%
Air Freight & Logistics	0.1%
Research & Consulting Services	0.1%
Health Care Technology	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2020

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2020

(in thousands, except share amounts)

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2020

(in thousands, except share amounts)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2020

(in thousands, except share amounts)

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

September 30, 2020

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2020 and 2019.

For the three and nine months ended September 30, 2020, the Company recognized $6,176 and $18,416, respectively, in base management fees and $0 and $1,480, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2019, the Company recognized $6,738 and $20,027, respectively, in base management fees and $4,606 and $13,830, respectively, in performance-based incentive fees.

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

For the three and nine months ended September 30, 2020, the Company recognized expenses under the Administration Agreement of $1,572 and $3,867, respectively. For the three and nine months ended September 30, 2019, the Company recognized expenses under the Administration Agreement of $1,352 and $4,013, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2020 and 2019.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2020

(in thousands, except share amounts)

Note 4. Net Asset Value Per Share

At September 30, 2020, the Company’s total net assets and net asset value per share were $851,093 and $20.14, respectively. This compares to total net assets and net asset value per share at December 31, 2019 of $905,880 and $21.44, respectively.

Note 5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Earnings (loss) per share (basic & diluted)
Numerator - net increase (decrease) in net assets resulting from operations:	$18,617	$13,717	$(2,806)	$58,180
Denominator - weighted average shares:	42,260,826	42,260,826	42,260,826	42,260,826
Earnings (loss) per share:	$0.44	$0.32	($0.07)	$1.38

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2020

(in thousands, except share amounts)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2020 and December 31, 2019:

Fair Value Measurements

As of September 30, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$748,226	$748,226
Equipment Financing	—	—	297,065	297,065
Preferred Equity	—	—	7,724	7,724
Common Equity/Equity Interests/Warrants	953	—	297,937	298,890

Total Investments$	$953	$—	$1,350,952	$1,351,905

Liabilities:
2022 Unsecured Notes	$—	$—	$149,000	$149,000

Fair Value Measurements

As of December 31, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$852,834	$852,834
Equipment Financing	—	—	320,630	320,630
Preferred Equity	—	—	10,891	10,891
Common Equity/Equity Interests/Warrants	957	—	309,512	310,469

Total Investments$	$957	$—	$1,493,867	$1,494,824

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2020

(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2020, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2020:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, June 30, 2020	$752,474	$302,000	$8,103	$296,603	$1,359,180
Total gains or losses included in earnings:
Net realized gain (loss)	158	(133)	—	(269)	(244)
Net change in unrealized gain (loss)	1,646	3,416	(633)	1,573	6,002
Purchase of investment securities	37,464	8,398	254	30	46,146
Proceeds from dispositions of investment securities.	(43,516)	(16,616)	—	—	(60,132)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, September 30, 2020	$748,226	$297,065	$7,724	$297,937	$1,350,952

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$1,966	$3,416	$(633)	$1,573	$6,322

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2019	$852,834	$320,630	$ 10,891	$309,512	$1,493,867
Total gains or losses included in earnings:
Net realized loss	(24,570)	(150)	—	(269)	(24,989)
Net change in unrealized gain (loss)	6,562	(15,387)	(2,917)	(11,336)	(23,078)
Purchase of investment securities	158,607	32,962	254	30	191,853
Proceeds from dispositions of investment securities.	(245,207)	(40,990)	(504)	—	(286,701)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, September 30, 2020	$748,226	$297,065	$ 7,724	$297,937	$1,350,952

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$(9,331)	$(15,387)	$ (2,917)	$(11,605)	$(39,240)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020:

2022 Unsecured Notes	For the three months ended September 30, 2020
Beginning fair value	$147,500
Net realized (gain) loss	—
Net change in unrealized (gain) loss	1,500
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$149,000

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2020

(in thousands, except share amounts)

2022 Unsecured Notes	For the nine months ended September 30, 2020
Beginning fair value	$150,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	(1,000)
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$149,000

The Company made an election to apply the fair value option of accounting to the 2022 Unsecured Notes, in accordance with ASC 825-10. On September 30, 2020, there were borrowings of $150,000 on the 2022 Unsecured Notes.

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

September 30, 2020

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2020		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$748,226	Income Approach	Market Yield	5.9% – 12.1% (9.0%)
Equipment Financing	Asset	$ $	162,584 134,481	Income Approach Market Approach	Market Yield Return on Equity	6.6% – 19.9% (10.5%) 8.9%-8.9% (8.9%)
Preferred Equity	Asset		$7,724	Income Approach	Market Yield	8.0% – 14.0% (11.3%)
Common Equity/Equity Interests/Warrants	Asset	$ $	6,989 290,948	Market Approach Market Approach	EBITDA Multiple Return on Equity	5.8x – 6.3x (6.3x) (4.1%) – 15.0% (1.7%)
2022 Unsecured Notes	Liability		$149,000	Income Approach	Market Yield	1.5% – 5.0% (5.0%)

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2020

(in thousands, except share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$75,000	$72,612	(1)	$117,900	$115,217	(1)
NEFPASS Facility	–	(680	)(2)	30,000	29,149	(2)
2022 Unsecured Notes	150,000	149,000		150,000	150,000
2022 Tranche C Notes	21,000	20,928	(3)	21,000	20,905	(3)
2023 Unsecured Notes	75,000	74,137	(4)	75,000	73,876	(4)
2024 Unsecured Notes	125,000	123,812	(5)	125,000	123,732	(5)
2026 Unsecured Notes	75,000	74,249	(6)	75,000	74,238	(6)

	$521,000	$514,058		$593,900	$587,117

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $2,388 and $2,683, respectively, as of September 30, 2020 and December 31, 2019.

(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $680 and $851, respectively, as of September 30, 2020 and December 31, 2019.

(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $72 and $95, respectively, as of September 30, 2020 and December 31, 2019.

(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $863 and $1,124, respectively, as of September 30, 2020 and December 31, 2019.

(5)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,188 and $1,268, respectively, as of September 30, 2020 and December 31, 2019.

(6)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $751 and $762, respectively as of September 30, 2020 and December 31, 2019.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2020

(in thousands, except share amounts)

Revolving and Term Loan Facilities

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into the new senior secured credit agreement (the “Credit Facility”). The Credit Facility was originally composed of $470,000 of revolving credit and $75,000 of term loans. On February 12, 2020, a new lender to the Company executed a commitment increase to our Credit Facility providing for an additional $75,000 of revolving credit, bringing our Credit Facility’s total revolving credit capacity to $545,000. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At September 30, 2020, outstanding USD equivalent borrowings under the Credit Facility totaled $75,000, composed of $0 of revolving credit and $75,000 of term loans.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into a $50,000 senior secured revolving credit facility (the “NEFPASS Facility”) with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were no borrowings outstanding as of September 30, 2020.

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

The average annualized interest cost for all borrowings for the nine months ended September 30, 2020 and the year ended December 31, 2019 was 4.23% and 4.52%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes, and the 2026 Unsecured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the nine months ended September 30, 2020 and the year ended December 31, 2019 were $601,000 and $616,186, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2020

(in thousands, except share amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Per Share Data: (a)
Net asset value, beginning of year	$21.44	$21.75

Net investment income	1.05	1.31
Net realized and unrealized gain (loss)	(1.12)	0.07

Net increase (decrease) in net assets resulting from operations	(0.07)	1.38
Distributions to stockholders:
From net investment income	(1.23)	(1.23)

Net asset value, end of period	$20.14	$21.90

Per share market value, end of period	$15.85	$20.65
Total Return (b)	(16.53%)	14.06%
Net assets, end of period	$851,093	$925,370
Shares outstanding, end of period	42,260,826	42,260,826
Ratios to average net assets (c):
Net investment income	5.18%	5.98%

Operating expenses	3.02%	4.37%
Interest and other credit facility expenses	2.36%	2.37%

Total expenses	5.38%	6.74%

Average debt outstanding	$533,773	$556,651
Portfolio turnover ratio	13.4%	18.3%

(a)	Calculated using the average shares outstanding method.
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

September 30, 2020

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

As of September 30, 2020 Crystal Financial LLC had 28 funded commitments to 23 different issuers with a total par value of approximately $380,874 on total assets of $417,726. As of December 31, 2019 Crystal Financial LLC had 35 funded commitments to 28 different issuers with total funded loans of approximately $496,833 on total assets of $518,024. As of September 30, 2020 and December 31, 2019, the largest loan outstanding totaled $45,000 and $45,000, respectively. For the same periods, the average exposure per issuer was $16,560 and $17,744, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $167,422 and $275,954 of borrowings outstanding at September 30, 2020 and December 31, 2019, respectively. For the three months ended September 30, 2020 and 2019, Crystal Financial LLC had net income of $6,041 and $4,518, respectively, on gross income of $9,301 and $13,346, respectively. For the nine months ended September 30, 2020 and 2019, Crystal Financial LLC had net income of $16,291 and $20,163, respectively, on gross income of $32,944 and $48,336, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of September 30, 2020 and December 31, 2019 is $109,559 and $124,529, respectively, comprised of the following:

	September 30, 2020	December 31, 2019
Crystal Financial LLC*	$44,263	$44,263
Kindred Biosciences, Inc	13,795	13,795
One Touch Direct, LLC	7,494	—
Cardiva Medical, Inc	7,333	11,000
Neuronetics, Inc	6,691	—
Soleo Health Holdings, Inc.	5,071	—
PQ Bypass, Inc	5,000	5,000
NEF Holdings, Inc.	4,150	—
Centrexion Therapeutics, Inc	3,785	7,569
Atria Wealth Solutions, Inc	3,529	387
Cerapedics, Inc	2,686	5,372
Sentry Data Systems, Inc	1,577	—
Pinnacle Treatment Centers, Inc.	1,386	—
Delphinus Medical Technologies, Inc.	1,250	—
iCIMS, Inc	792	792
Enhanced Capital Group, LLC	757	2,523
Rubius Therapeutics, Inc	—	13,430
Phynet Dermatology LLC	—	4,668
Altern Marketing, LLC	—	4,227
Varilease Finance, Inc	—	3,438
MRI Software LLC	—	3,331
Solara Medical Supplies, Inc	—	1,934
RS Energy Group U.S., Inc	—	1,685
Alimera Sciences, Inc	—	1,115

Total Commitments	$109,559	$124,529

* The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2020

(in thousands, except share amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2020 and December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

As of September 30, 2020, NEF had 141 funded equipment-backed leases and loans to 62 different customers with a total net investment in leases and loans of approximately $192,316 on total assets of $279,063. As of December 31, 2019, NEF had 168 funded equipment-backed leases and loans to 78 different customers with a total net investment in leases and loans of approximately $244,996 on total assets of $304,203. As of September 30, 2020 and December 31, 2019, the largest position outstanding totaled $25,600 and $26,948, respectively. For the same periods, the average exposure per customer was $3,102 and $3,141, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $106,927 and $128,150 of borrowings outstanding at September 30, 2020 and December 31, 2019, respectively. For the three months ended September 30, 2020 and September 30, 2019, NEF had net income (loss) of $1,532 and ($707), respectively, on gross income of $6,462 and $8,728, respectively. For the nine months ended September 30, 2020 and September 30, 2019, NEF had net loss of $395 and $206, respectively, on gross income of $17,795 and $24,284, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 12. Capital Share Transactions

As of September 30, 2020 and September 30, 2019, 200,000,000 shares of $0.01 par value capital stock were authorized.

There were no transactions in capital stock during the three and nine months ended September 30, 2020 and September 30, 2019.

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On November 3, 2020, the Company completed the acquisition of Kingsbridge Holdings, LLC (“Kingsbridge”). Kingsbridge is an independent equipment finance company that provides senior secured financings to U.S. based companies.

On November 5, 2020, our Board declared a quarterly distribution of $0.41 per share payable on January 5, 2021 to holders of record as of December 17, 2020.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2020

(in thousands, except share amounts)

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Capital Ltd.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of Solar Capital Ltd. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of September 30, 2020, the related consolidated statements of operations and changes in net assets, for the three-month and nine-month periods ended September 30, 2020 and 2019, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

November 5, 2020

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

As of September 30, 2020, the Investment Adviser has directly invested approximately $9.5 billion in more than 400 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with approximately 200 different financial sponsors.

Recent Developments

On November 3, 2020, the Company completed the acquisition of Kingsbridge Holdings, LLC (“Kingsbridge”). Kingsbridge is an independent equipment finance company that provides senior secured financings to U.S. based companies.

On November 5, 2020, our Board declared a quarterly distribution of $0.41 per share payable on January 5, 2021 to holders of record as of December 17, 2020.

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

Portfolio and Investment Activity

During the three months ended September 30, 2020, we invested approximately $42.4 million across 12 portfolio companies. This compares to investing approximately $116.2 million in 24 portfolio companies for the three months ended September 30, 2019. Investments sold, prepaid or repaid during the three months ended September 30, 2020 totaled approximately $60.3 million versus approximately $111.4 million for the three months ended September 30, 2019.

At September 30, 2020, our portfolio consisted of 105 portfolio companies and was invested 22.3% in cash flow senior secured loans, 31.8% in asset-based senior secured loans / Crystal, 22.0% in equipment senior secured financings / NEF, and 23.9% in life science senior secured loans, in each case, measured at fair value, versus 110 portfolio companies invested 29.2% in cash flow senior secured loans, 29.7% in asset-based senior secured loans / Crystal, 21.8% in equipment senior secure financings / NEF, and 19.3% in life science senior secured loans, in each case, measured at fair value, at September 30, 2019.

At September 30, 2020, 77.3% or $1.04 billion of our income producing investment portfolio* is floating rate and 22.7% or $305.1 million is fixed rate, measured at fair value. At September 30, 2019, 76.8% or $1.13 billion of our income producing investment portfolio* is floating rate and 23.2% or $340.4 million is fixed rate, measured at fair value. As of September 30, 2020 and 2019, we had zero issuers and one issuer on non-accrual status, respectively.

Since inception through September 30, 2020, Solar Capital and its predecessor companies have invested approximately $6.5 billion in more than 290 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 150 different financial sponsors.

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

As of September 30, 2020, Crystal Financial LLC had 28 funded commitments to 23 different issuers with a total par value of approximately $380.9 million on total assets of $417.7 million. As of December 31, 2019, Crystal Financial LLC had 35 funded commitments to 28 different issuers with total funded loans of approximately $496.8 million on total assets of $518.0 million. As of September 30, 2020 and December 31, 2019, the largest loan outstanding totaled $45.0 million and $45.0 million, respectively. For the same periods, the average exposure per issuer was $16.6 million and $17.7 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $167.4 million and $276.0 million of borrowings outstanding at September 30, 2020 and December 31, 2019, respectively. For the three months ended September 30, 2020 and September 30, 2019, Crystal Financial LLC had net income of $6.0 million and $4.5 million, respectively, on gross income of $9.3 million and $13.3 million, respectively. For the nine months ended September 30, 2020 and September 30, 2019, Crystal Financial LLC had net income of $16.3 million and $20.2 million, respectively, on gross income of $32.9 million and $48.3 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Crystal Financial LLC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Crystal Financial LLC will be able to maintain consistent dividend payments to us.

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

As of September 30, 2020, NEF had 141 funded equipment-backed leases and loans to 62 different customers with a total net investment in leases and loans of approximately $192.3 million on total assets of $279.1 million. As of December 31, 2019, NEF had 168 funded equipment-backed leases and loans to 78 different customers with a total net investment in leases and loans of approximately $245.0 million on total assets of $304.2 million. As of September 30, 2020 and December 31, 2019, the largest position outstanding totaled $25.6 million and $26.9 million, respectively. For the same periods, the average exposure per customer was $3.1 million and $3.1 million, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $106.9 million and $128.2 million of borrowings outstanding at September 30, 2020 and December 31, 2019, respectively. For the three months ended September 30, 2020 and September 30, 2019, NEF had net income (loss) of $1.5 million and ($0.7) million, respectively, on gross income of $6.5 million and $8.7 million, respectively. For the nine months ended September 30, 2020 and September 30, 2019, NEF had net loss of $0.4 million and $0.2 million, respectively, on gross income of $17.8 million and $24.3 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NEF’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NEF will be able to maintain consistent dividend payments to us.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and nine months ended September 30, 2020, capitalized PIK income totaled $1.6 million and $3.0 million, respectively. For the three and nine months ended September 30, 2019, capitalized PIK income totaled $0.3 million and $1.0 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended September 30, 2020 and 2019:

Investment Income

For the three and nine months ended September 30, 2020, gross investment income totaled $28.9 million and $90.4 million, respectively. For the three and nine months ended September 30, 2019, gross investment income totaled $39.7 million and $117.7 million, respectively. The decrease in gross investment income for the year over year three and nine month periods was primarily due to a reduction in portfolio yield, mainly as a result of the approximately 175 basis point decrease in average LIBOR year over year, on a smaller income producing investment portfolio on average.

Expenses

Expenses totaled $14.6 million and $46.1 million, respectively, for the three and nine months ended September 30, 2020, of which $6.2 million and $19.9 million, respectively, were base management fees and performance-based incentive fees and $6.5 million and $20.2 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $1.9 million and $6.0 million, respectively, for the three and nine months ended September 30, 2020. Expenses totaled $21.3 million and $62.3 million, respectively, for the three and nine months ended September 30, 2019, of which $11.3 million and $33.9 million, respectively, were base management fees and performance-based incentive fees and $7.5 million and $22.0 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.4 million and $6.5 million, respectively, for the three and nine months ended September 30, 2019. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses for the three and nine months ended September 30, 2020 versus the three and nine months ended September 30, 2019 was primarily due to lower management and incentive fees resulting from a reduction in portfolio yield on a smaller income producing investment portfolio on average as well as lower interest expense due to reductions in LIBOR.

Net Investment Income

The Company’s net investment income totaled $14.3 million and $44.3 million, or $0.34 and $1.05, per average share, respectively, for the three and nine months ended September 30, 2020. The Company’s net investment income totaled $18.4 million and $55.3 million, or $0.44 and $1.31, per average share, respectively, for the three and nine months ended September 30, 2019.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $60 million and $289 million, respectively, for the three and nine months ended September 30, 2020. Net realized losses over the same periods were $0.3 million and $25.0 million, respectively. The Company had investment sales and prepayments totaling approximately $111 million and $276 million, respectively, for the three and nine months ended September 30, 2019. Net realized losses over the same periods were ($0.1) million and ($0.5) million, respectively. Net realized losses for the three month period ended September 30, 2020 was primarily related to the termination of warrants. Net realized losses for the nine month period ended September 30, 2020 were primarily related to the exit of our investment in IHS Intermediate, Inc. Net realized losses for the three months ended September 30, 2019 were primarily related to the termination of warrants. Net realized losses for the nine months ended September 30, 2019 were primarily related to the exit of our investments in ARK Real Estate Partners.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2020, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $4.6 million and ($22.1) million, respectively. For the three and nine months ended September 30, 2019, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($4.7) million and $3.3 million, respectively. Net unrealized gain for the three months ended September 30, 2020 is primarily due to appreciation in the value of our investments in NEF Holdings LLC, Crystal Financial LLC and PhyMed Management LLC, among others, partially offset by appreciation on our 2022 Unsecured Notes. Net unrealized loss for the nine months ended September 30, 2020 is primarily due to depreciation in the value of our investments in NEF Holdings LLC, Rug Doctor, Crystal Financial LLC, PhyMed Management LLC and Bishop Lifting Products, Inc., among others, partially offset by the reversal of previously recognized unrealized depreciation in the value of our investment in IHS Intermediate, Inc. as well as depreciation on our 2022 Unsecured Notes. Net unrealized loss for the three months ended September 30, 2019 is primarily due to depreciation in the value of our investments in IHS Intermediate, Inc., SOAGG LLC and NEF Holdings LLC, among others, partially offset by appreciation on our investments in PPT Management Holdings, LLC and iCIMS, Inc., among others. Net unrealized gain for the nine months ended September 30, 2019 is primarily due to appreciation in the value of our investments in Crystal Financial LLC, Rug Doctor and PPT Management Holdings, LLC, among others, partially offset by depreciation on our investments in IHS Intermediate, Inc., American Teleconferencing Services, Ltd. and Aegis Toxicology Sciences Corporation, among others. The year over year net change in unrealized loss for the nine month period ended September 30, 2020 is impacted by uncertainty due to the COVID-19 pandemic and its effect on market yields and fundamental portfolio company performance.

Net Increase (Decrease) in Net Assets From Operations

For the three and nine months ended September 30, 2020, the Company had a net increase (decrease) in net assets resulting from operations of $18.6 million and ($2.8) million, respectively. For the same periods, earnings (loss) per average share were $0.44 and ($0.07), respectively. For the three and nine months ended September 30, 2019, the Company had a net increase in net assets resulting from operations of $13.7 million and $58.2 million, respectively. For the same periods, earnings per average share were $0.32 and $1.38, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes and the 2026 Unsecured Notes (collectively the “Credit Facilities”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of September 30, 2020, we had a total of $595.0 million of unused borrowing capacity under the Credit Facilities, subject to borrowing base limits.

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

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into the new senior secured credit agreement (the “Credit Facility”). The Credit Facility was originally composed of $470 million of revolving credit and $75 million of term loans, but was expanded to $545 million of revolving credit and $75 million of term loans in February 2020. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $540 million in cash equivalents as of September 30, 2020.

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

Revolving & Term Loan Facilities

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into the new Credit Facility. The Credit Facility was originally composed of $470 million of revolving credit and $75 million of term loans. On February 12, 2020, a new lender to the Company executed a commitment increase to our Credit Facility providing for an additional $75.0 million of revolving credit, bringing our Credit Facility’s total revolving credit capacity to $545.0 million. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At September 30, 2020, outstanding USD equivalent borrowings under the Credit Facility totaled $75.0 million, composed of $0 of revolving credit and $75.0 million of term loans.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into the NEFPASS Facility with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were no borrowings outstanding as of September 30, 2020.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At September 30, 2020, the Company was in compliance with all financial and operational covenants required by our Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of September 30, 2020:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities(1)	$—	$—	$—	$—	$—
Unsecured senior notes	446.0	—	246.0	125.0	75.0
Term Loans	75.0	—	—	75.0	—

(1)	As of September 30, 2020, we had a total of $595.0 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table (in thousands) as of the quarter ended September 30, 2020 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2020 (through September 30, 2020)	$—	$—	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
Fiscal 2010	400,000	2,668	—	N/A
2022 Unsecured Notes
Fiscal 2020 (through September 30, 2020)	150,000	759	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2020 (through September 30, 2020)	21,000	106	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2020 (through September 30, 2020)	75,000	379	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2020 (through September 30, 2020)	125,000	632	—	N/A
Fiscal 2019	125,000	531	—	N/A
2026 Unsecured Notes
Fiscal 2020 (through September 30, 2020)	75,000	379	—	N/A
Fiscal 2019	75,000	319	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A

Term Loans
Fiscal 2020 (through September 30, 2020)	75,000	379	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
Fiscal 2010	35,000	233	—	N/A
NEFPASS Facility
Fiscal 2020 (through September 30, 2020)	—	—	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2020 (through September 30, 2020)	$521,000	$2,634	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A
Fiscal 2010	435,000	2,901	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of September 30, 2020, asset coverage was 263.4%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020	December 31, 2019
(in millions)
Crystal Financial LLC*	$44.3	$44.3
Kindred Biosciences, Inc	13.8	13.8
One Touch Direct, LLC	7.5	—
Cardiva Medical, Inc	7.3	11.0
Neuronetics, Inc	6.7	—
Soleo Health Holdings, Inc	5.1	—
PQ Bypass, Inc	5.0	5.0
NEF Holdings, Inc	4.1	—
Centrexion Therapeutics, Inc	3.8	7.6
Atria Wealth Solutions, Inc	3.5	0.4
Cerapedics, Inc	2.7	5.4
Sentry Data Systems, Inc	1.6	—
Pinnacle Treatment Centers, Inc	1.4	—
Delphinus Medical Technologies, Inc	1.2	—
iCIMS, Inc	0.8	0.8
Enhanced Capital Group, LLC	0.8	2.5
Rubius Therapeutics, Inc	—	13.4
Phynet Dermatology LLC	—	4.7
Altern Marketing, LLC	—	4.2
Varilease Finance, Inc	—	3.4
MRI Software LLC	—	3.3
Solara Medical Supplies, Inc	—	1.9
RS Energy Group U.S., Inc	—	1.7
Alimera Sciences, Inc	—	1.1

Total Commitments	$109.6	$124.5

* The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2020 and December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2020
November 5, 2020	December 17, 2020	January 5, 2021	$0.41
August 4, 2020	September 17, 2020	October 2, 2020	0.41
May 7, 2020	June 18, 2020	July 2, 2020	0.41

February 20, 2020	March 19, 2020	April 3, 2020	0.41

Total 2020			$1.64

Fiscal 2019
November 4, 2019	December 19, 2019	January 3, 2020	$0.41
August 5, 2019	September 19, 2019	October 2, 2019	0.41
May 6, 2019	June 20, 2019	July 2, 2019	0.41
February 21, 2019	March 21, 2019	April 3, 2019	0.41

Total 2019			$1.64

Fiscal 2018
November 5, 2018	December 20, 2018	January 4, 2019	$0.41
August 2, 2018	September 20, 2018	October 2, 2018	0.41
May 7, 2018	June 21, 2018	July 3, 2018	0.41
February 22, 2018	March 22, 2018	April 3, 2018	0.41

Total 2018			$1.64

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

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2020, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of September 30, 2020 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2020 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately two cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2020, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase in Net Investment Income Per Share Per Year	0.01	$(0.02)

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

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2020 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 20, 2020 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Aside from the below updated risk factors, there have been no material changes during the period ended September 30, 2020 to the risk factors discussed in “Risk Factors” in the February 20, 2020 filing of our Annual Report on Form 10-K.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since spread and continues to spread to other countries, including the United States This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.

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

While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration, severity or potential worsening of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control.

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

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

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

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

2020 is a U.S. presidential election year. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain pending the results of the presidential election. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

As a result of the COVID-19 pandemic, the stocks of BDCs as an industry, including shares of our common stock, have traded below NAV, at or near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. If our common stock trades below its NAV, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2020 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 6, 2020 and expiring on the earlier of the one-year anniversary of the date of the 2020 Annual Stockholders Meeting and the date of our 2021 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

We did not engage in unregistered sales of securities during the quarter ended September 30, 2020.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2020.

SOLAR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)