Form 10-K
period 2020-12-31
Solar Capital Ltd.
filed 2021-02-24
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2020 based on the closing price on that date of $16.01 on the NASDAQ Global Select Market was approximately $631.3 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 42,260,826 shares of the Registrant’s common stock outstanding as of February 23, 2021.

SOLAR CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

PART I

Item 1.	Business

Solar Capital Ltd. (“Solar”, “Solar Capital”, the “Company”, “we” or “our”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

As of December 31, 2020, our investment portfolio totaled $1.5 billion and our net asset value was $852.0 million. Our portfolio was comprised of debt and equity investments in 105 portfolio companies.

During the fiscal year ended December 31, 2020, we invested approximately $427 million in 40 portfolio companies. Investments sold or prepaid during the fiscal year ended December 31, 2020 totaled approximately $363 million.

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

In addition, at December 31, 2020, Solar Capital Partners serves as investment adviser to private funds and managed accounts as well as to Solar Senior Capital Ltd. (or “Solar Senior”), another publicly traded BDC that primarily invests directly and indirectly in leveraged, private middle market companies in the form of senior secured loans, including first lien and stretch-senior debt instruments, and SCP Private Credit Income BDC LLC, an unlisted BDC that primarily invests in first lien and stretch first lien loans to upper middle market private leveraged companies. Through December 31, 2020, the investment team led by Messrs. Gross and Spohler has invested approximately $10.0 billion in more than 400 different portfolio companies involving over 200 different financial sponsors. As of February 22, 2021, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 6.3% of our outstanding common stock.

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

Solar Capital Partners’ senior investment professionals have been active participants in the primary and secondary leveraged credit markets throughout their careers. They have effectively managed portfolios of senior secured, distressed and mezzanine debt as well as other investment types. The depth of their prior experience and credit market expertise has led them through various stages of the economic cycle as well as several market disruptions.

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

Market Opportunity

Solar Capital invests directly and indirectly in leveraged middle-market companies, including in senior secured loans, stretch-senior loans and to a lesser extent, unsecured loans and equity securities. We believe that the size of this market, coupled with leveraged companies’ need for flexible sources of capital at attractive terms and rates, creates an attractive investment environment for us.

•

Middle-market companies continue to face increasing difficulty in accessing the capital markets. While many middle-market companies were formerly able to raise funds by issuing high-yield bonds, we believe this approach to financing has become more difficult in recent years as institutional investors have sought to invest in larger, more liquid offerings. In addition, many private finance companies that historically financed their lending and investing activities through securitization transactions have lost that source of funding and reduced lending significantly. Moreover, consolidation of lenders and market participants and the illiquid nature of investments have resulted in fewer middle-market lenders and market participants.

•

There is a large pool of uninvested private equity capital likely to seek additional capital to support their investments. We believe there is more than $600 billion of uninvested private equity capital seeking debt financing to support acquisitions.

•

The significant amount of debt maturing through 2024 should provide additional demand for capital. A high volume of financings are expected to mature over the next few years. We believe that this supply of prospective lending opportunities coupled with a lack of available credit in the middle-market lending space may offer attractive risk-adjusted returns to investors. Risk-adjusted return compares returns against the amount of risk incurred. The term “risk-adjusted return” does not imply that an investment is no risk or low risk.

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

Investment Capacity

The proceeds from our public offerings and the Concurrent Private Placement, the borrowing capacity under the senior secured credit facility led by Citibank, N.A. (the “Credit Facility”), our $50 million NEFPASS SPV credit facility (the “NEFPASS Facility”), our $75 million of unsecured senior notes due 2023 (the “2023 Unsecured Notes”), our $150 million of unsecured senior notes due 2022 (the “2022 Unsecured Notes”), our $21 million of unsecured senior notes due 2022 (the “2022 Tranche C Notes”), our $125 million of unsecured notes due 2024 (the “2024 Unsecured Notes”), our $75 million of unsecured notes due 2026 (the “2026 Unsecured Notes”), the available capital at our significant subsidiaries and the expected repayments of existing portfolio company investments provide us with a substantial amount of capital available for deployment into new investment opportunities. We believe we are well positioned for the current marketplace.

Solar Capital’s Limited Leverage

As of December 31, 2020, we had total outstanding borrowings of approximately $677.0 million. Under the provisions of the 1940 Act, we are permitted to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of December 31, 2020, our asset coverage ratio was 225.9%. We believe our relatively low level of leverage provides us with a competitive advantage as proceeds from our investments are available for reinvestment as opposed to being consumed by debt repayment. We may increase our relative level of debt in the future. However, we do not currently anticipate operating with a substantial amount of debt relative to our total assets.

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

Moreover, we may acquire investments in the secondary market and, in analyzing such investments, we will employ a substantially similar analytical process as we use for our primary investments.

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

•  Capital Markets

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

•  Metals & Mining

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

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, or an investment adviser controlling, controlled by or under common control with Solar Capital Partners and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the most recent exemptive order obtained from the SEC on June 13, 2017 (the “Exemptive Order”). Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

At December 31, 2020, our portfolio consisted of 105 portfolio companies and was invested 18.8% in cash flow senior secured loans, 27.0% in asset-based senior secured loans / Crystal Financial LLC (“Crystal”), 14.2% in Kingsbridge Holdings LLC (“KBH”), 18.6% in equipment senior secured financings / NEF Holdings, LLC (“NEF”), and 21.4% in life science senior secured loans, in each case, measured at fair value. We expect that our portfolio will continue to include primarily senior secured, stretch-senior, financing leases and to a lesser extent, unsecured loans and equity securities. In addition, we also expect to invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.

While our primary investment objective is to maximize current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2020 and December 31, 2019:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2020

Portfolio Company	% of Total Assets
Crystal Financial LLC*	15.3%
Kingsbridge Holdings, LLC*	11.2%
NEF Holdings, LLC*	6.7%
GenMark Diagnostics, Inc.	2.6%
Rubius Therapeutics, Inc.	2.1%
KORE Wireless Group, Inc.	1.9%
Varilease Finance, Inc.	1.9%
PhyMed Management LLC	1.6%
Cardiva Medical, Inc.	1.5%
Pet Holdings ULC & Pet Supermarket Inc.	1.5%

*

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment.

Industry	% of Total Assets
Multi-Sector Holdings	21.8%
Diversified Financial Services	15.6%
Health Care Providers & Services	8.7%
Pharmaceuticals	7.4%
Health Care Equipment & Supplies	6.9%
Commercial Services & Supplies	3.2%
Specialty Retail	2.7%
Wireless Telecommunication Services	1.9%
Road & Rail	1.8%
Communications Equipment	1.8%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2019

Portfolio Company	% of Total Assets
Crystal Financial LLC*	15.2%
NEF Holdings, LLC*	7.4%
Genmark Diagnostics, Inc.	2.6%
Falmouth Group Holdings Corp. (AMPAC)	1.9%
KORE Wireless Group, Inc.	1.9%
Varilease Finance, Inc.	1.9%
Kingsbridge Holdings, LLC	1.7%
PhyMed Management LLC	1.7%
MRI Software, Inc.	1.6%
Equipment Operating Leases LLC*	1.5%

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

Set forth below is a brief description of each portfolio company in which we have made an investment that represents greater than 5% of our total assets as of December 31, 2020.

Crystal Financial LLC

We currently hold Crystal Financial LLC is an independent commercial finance company that provides primarily senior secured loans for both asset-based and cash flow financings to middle-market companies. Its team of experienced, responsive professionals has underwritten, closed and managed more than $20 billion in secured debt commitments across a wide range of industries. As of December 31, 2020, Crystal Financial LLC had 30 funded commitments to 24 different issuers with total funded loans of approximately $404.1 million on total assets of $433.9 million. Crystal’s competitors include other specialty finance companies and small banks. As with any lender, Crystal is exposed to interest rate risk, which it mostly mitigates by issuing loans with floating rates.

NEF Holdings, LLC

On July 31, 2017, the Company completed the acquisition of NEF Holdings, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. NEF Holdings is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. The Company invested $209.9 million in cash to effect the transaction, of which $145.0 million was invested in the equity of NEF Holdings through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64.9 million was used to purchase certain leases and loans held by NEF Holdings through NEFPASS LLC. At July 31, 2017, NEF Holdings also had two securitizations outstanding, with an issued note balance of $94.6 million, which were later redeemed in 2018. As of December 31, 2020, NEF had 138 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $188.5 million on total assets of $263.4 million.

Kingsbridge Holdings, LLC

On November 3, 2020, the Company acquired 87.5% of Kingsbridge Holdings, LLC (“KBH”) through KBH Topco LLC (“KBHT”), a newly formed Delaware corporation. KBH is a residual focused independent mid-ticket lessor of equipment primarily to U.S. investment grade companies. The Company invested $216.6 million to effect the transaction, of which $136.6 million was invested to acquire 87.5% of KBHT’s equity and $80.0 million in KBH’s debt. The existing management team of KBH committed to continue to lead KBH after the transaction. Post the transaction, the Company owns 87.5% of KBHT equity and the KBH management team owns the remaining 12.5% of KBHT’s equity. As of December 31, 2020, KBHT had total assets of $744.7 million.

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

Solar Capital’s investment team works in concert with sponsors to proactively manage investment opportunities by acting as a partner throughout the investment process. We actively focus on the middle-market financial sponsor community, with a particular focus on the upper-end of the middle-market (sponsors with equity funds of $500 million to $5 billion). We favor such sponsors because they typically:

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2020 and December 31, 2019 the weighted average investment rating on the fair market value of our portfolio was a 2. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share without annual stockholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At our Annual Meeting of Stockholders on October 6, 2020, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current asset value per share, subject to the approval by our board of directors for the offering. This authorization expires on the earlier of October 6, 2021 and the date of our 2021 Annual Meeting of Stockholders. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC. The most recent exemptive order, received on June 13, 2017 (the “Exemptive Order”), permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is an investment adviser that controls, is controlled by or is under common control with Solar Capital Partners and is registered as an investment adviser under the Advisers Act, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Exemptive Order. If we are unable to rely on the Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while certain senior securities remain outstanding, we may be required to make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

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

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we may have access to, how we protect that information and why, in certain cases, we may share such information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, through a transfer agent or proxy solicitor).

We restrict access to non-public personal information about our stockholders to employees of our investment adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Taxation as a Regulated Investment Company

As a BDC, we elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which generally is our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”). If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any ordinary income or capital gain not distributed (or deemed not distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains that we recognized in preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”).

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

SUMMARY RISK FACTORS

Risks Relating to Our Investments

•	We operate in a highly competitive market for investment opportunities.

•	Our investments are very risky and highly speculative.

•	The lack of liquidity in our investments may make it difficult for us to dispose of our investments at a favorable price, which may adversely affect our ability to meet our investment objectives.

•

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies performs poorly or defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

•	Volatility or a prolonged disruption in the credit markets could materially damage our business.

•	Adverse developments in the credit markets may impair our ability to secure debt financing.

•	Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.

•

If we cannot obtain additional capital because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending and investment activities, our net asset value could decrease and our level of distributions and liquidity could be affected adversely.

•	Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

•	Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

•	We are currently operating in a period of capital markets disruption and economic uncertainty.

•	The continued uncertainty related to the sustainability and pace of economic recovery in the U.S. and globally could have a negative impact on our business.

•	We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.

•	Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

Risks Relating to an Investment in Our Securities

•	Our shares may trade at a substantial discount from net asset value and may continue to do so over the long term.

•	Our common stock price may be volatile and may decrease substantially.

•

Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

•

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

•

Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

•	We may choose to pay distributions in our own common stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.

•	Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

•

The net asset value per share of our common stock may be diluted if we issue or sell shares of our common stock at prices below the then current net asset value per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

•	To the extent we use debt or preferred stock to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

Risks Relating to Our Business and Structure

•	We are dependent upon Solar Capital Partners’ key personnel for our future success.

•

Our business model depends to a significant extent upon strong referral relationships with financial sponsors, and the inability of the senior investment professionals of our investment adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•

Our financial condition and results of operations will depend on Solar Capital Partners’ ability to manage our future growth effectively by identifying, investing in and monitoring companies that meet our investment criteria.

•	We may need to raise additional capital to grow because we must distribute most of our income.

•	Any failure on our part to maintain our status as a BDC would reduce our operating flexibility and we may be limited in our investment choices as a BDC.

•

Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

•	We have and will continue to borrow money, which would magnify the potential for loss on amounts invested and may increase the risk of investing in us.

•	It is likely that the terms of any current or future long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

•	There will be uncertainty as to the value of our portfolio investments, which may impact our net asset value.

•

There are significant potential conflicts of interest, including Solar Capital Partners’ management of other investment funds such as Solar Senior Capital Ltd., SCP Private Credit Income BDC LLC, and SLR HC BDC LLC, which could impact our investment returns, and an investment in Solar Capital Ltd. is not an investment in Solar Senior Capital Ltd., SCP Private Credit Income BDC LLC, or SLR HC BDC LLC.

•	We may be obligated to pay our investment adviser incentive compensation even if we incur a loss.

•	Our incentive fee may induce Solar Capital Partners to pursue speculative investments.

•

We may become subject to corporate-level U.S. federal income tax if we are unable to qualify and maintain our qualification for tax treatment as a regulated investment company under Subchapter M of the Code.

•

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

•	Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could adversely affect our business and financial results.

RISK FACTORS (CONTINUED)

Risks Relating to Our Investments

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

Equity Investments. When we invest in senior secured loans, stretch-senior loans, unitranche loans, unsecured loans or preferred securities, we may acquire common equity securities as well. In certain other unique circumstances we may also make equity investments in businesses that make senior loans and/or leases, such as our investments in Crystal, KBH and NEF. In addition, we may invest directly in the equity securities of portfolio companies without limitation as to market capitalization. For instance, we may invest in thinly traded companies, the prices of which may be subject to erratic market movement. Our goal is ultimately to exit such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Our portfolio may be concentrated in a limited number of portfolio companies and industries. For example, as of December 31, 2020, our investments in Crystal Financial LLC, Kingsbridge Holdings, LLC and NEF Holdings comprised 15.3%, 11.2% and 6.7%, respectively, of our total assets and our investments in multi-sector holdingsd and diversified financial services industries comprised 21.8% and 15.6%, respectively, of our total assets. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments may be concentrated in relatively few industries or portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

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

Global economic, regulatory and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of business and could be subject to civil fines and criminal penalties.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

On May 24, 2018, the President of the United States signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact business and the business of our competitors over the long term, we will not know if, overall, it will benefit from them or be negatively affected by them.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. On January 31, 2020, the United Kingdom (the “UK”) ended its membership in the European Union (“Brexit”). Under the terms of the withdrawal agreement negotiated and agreed between the UK and the European Union, the UK’s departure from the European Union was followed by a transition period (the “Transition Period”), which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and UK governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the UK and European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the UK and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

As a result of the November 2020 elections in the United States, the Democratic Party gained control of both the Presidency and the Senate from the Republican Party. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

The significant disruption in the capital markets experienced in the past, including the disruption caused by the COVID-19 pandemic, has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. The debt capital that may be available to us in the future may be at a higher cost and have less favorable terms and conditions than those currently in effect. If our financing costs increase and we have no increase in interest income, then our net investment income will decrease. A prolonged inability to raise capital may require us to reduce the volume of investments we originate and could have a material adverse impact on our business, financial condition and results of operations. This may also increase the probability that other structural risks negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a lengthy disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or recession or an operational problem that affects third parties or us, and could materially damage our business, financial condition and results of operations.

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

On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. Furthermore, on November 30, 2020, the Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited, a wholly owned subsidiary of ICE and the administrator of LIBOR, announced its plan to extend the date that most U.S. LIBOR values would cease being computed and announced from December 31, 2021 to June 30, 2023. Despite this extension of the U.S. LIBOR transition deadline for certain LIBOR values, U.S. regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. It is also unclear whether the COVID-19 pandemic will have further effect on LIBOR transition plans. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

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

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.

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

While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this annual report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. Additionally, oil prices collapsed to an 18-year low on supply glut concerns, as shutdowns across the global economy sharply reduced oil demand while Saudi Arabia and Russia engaged in a price war. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.

We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.

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

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto and additional uncertainty regarding new variants of COVID-19 that have emerged in the U.K, South Africa and Brazil) has to date created significant disruption in supply chains and economic activity. Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

In addition, due to the outbreak in the United States, certain personnel of our investment adviser are currently working remotely, which may introduce additional operational risk to us. Staff members of certain of our other service providers may also work remotely during the COVID-19 outbreak. An extended period of remote working could lead to service limitations or failures that could impact us or our performance.

Further, current market conditions resulting from the COVID-19 pandemic may make it difficult for us to obtain debt capital on favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we would otherwise expect, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make or fund commitments to portfolio companies. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.

The continued uncertainty related to the sustainability and pace of economic recovery in the U.S. and globally could have a negative impact on our business.

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy, including as a result of the global COVID-19 pandemic, negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

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

The business and operating results of our portfolio companies may be impacted by worldwide economic conditions. Although the U.S. economy has in recent years shown signs of recovery from the 2008–2009 global recession, the strength and duration of any economic recovery will be impacted by worldwide economic growth. For instance, the global outbreak of COVID-19 has disrupted economic markets, and the prolonged economic impact is uncertain. Many manufacturers of goods have seen a downturn in production due to the suspension of business and temporary closure of factories globally in an attempt to curb the spread of the virus. As a result of these disruptions, our non-performing assets may increase and the value of its portfolio may decrease during these periods as we are required to record the values of our investments. Furthermore, concerns of economic slowdown in China and other emerging markets and signs of deteriorating sovereign debt conditions in Europe could lead to disruption and instability in the global financial markets. The significant debt in the United States and European countries is expected to hinder growth in those countries for the foreseeable future. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations. Any default by the U.S. government on its obligations or any prolonged U.S. government shutdown could negatively impact the U.S. economy and our portfolio companies. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations.

Some of the products of our portfolio companies are developed, manufactured, assembled, tested or marketed outside the United States. Any conflict or uncertainty in these countries, including due to natural disasters, public health concerns (including the global COVID-19 pandemic), political unrest or safety concerns, could harm their business, financial condition and results of operations. In addition, if the government of any country in which their products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm their businesses.

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

Shares of BDCs may trade at a market price that is less than the net asset value that is attributable to those shares. For example, as a result of the COVID-19 pandemic, the stocks of BDCs as an industry, including shares of our common stock, have traded below NAV, at or near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value in the future. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2020 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 6, 2020 and expiring on the earlier of the one-year anniversary of the date of the 2020 Annual Stockholders Meeting and the date of our 2021 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report or incorporated herein by reference, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time, it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

As a RIC, if we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possibly losing the U.S. federal income tax benefits allowable to RICs. We cannot assure you that you will receive distributions at a particular level or at all.

In certain cases, we may recognize income before or without receiving the accompanying cash. Depending on the amount of noncash income, this could result in difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may have to sell some portfolio investments at times it would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements.

Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level US federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains that we recognized for preceding years, but were not distributed during such years and on which we paid no U.S. federal income tax.

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

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the published guidance, distributions payable of a publicly offered RIC that are in cash or in shares of stock at the election of stockholders may be treated as taxable distributions. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of distributions paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

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

To the extent we borrow money, or issue preferred stock, to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, except to the extent we issue fixed rate debt or preferred stock, which could reduce our net investment income. We expect that our long-term fixed-rate investments will generally be financed with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

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

The senior investment professionals of Solar Capital Partners are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Messrs. Gross and Spohler will dedicate a significant portion of their time to the activities of Solar Capital Partners; however, they may be engaged in other business activities which could divert their time and attention in the future. Specifically, Mr. Gross serves as Co-Chief Executive Officer and President of Solar Senior Capital Ltd., SCP Private Credit Income BDC LLC, and SLR HC BDC LLC. In addition, Mr. Spohler serves as Co-Chief Executive Officer and Chief Operating Officer of Solar Senior Capital Ltd., SCP Private Credit Income BDC LLC, and SLR HC BDC LLC.

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

Our ability to achieve our investment objective and to grow depends on Solar Capital Partners’ ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of Solar Capital Partners’ structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. The investment team of Solar Capital Partners has substantial responsibilities under the Investment Advisory and Management Agreement, and they may also be called upon to provide managerial assistance to our portfolio companies as the principals of our administrator. In addition, the members of Solar Capital Partners’ investment team have similar responsibilities with respect to the management of other investment portfolios, including the investment portfolios of Solar Senior Capital Ltd., SCP Private Credit Income BDC LLC, and SLR HC BDC LLC. Such demands on their time may distract them or slow our rate of investment. In order to grow, we and Solar Capital Partners will need to retain, train, supervise and manage new investment professionals. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of the investment adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2020, we had $201 million outstanding under our senior secured revolving credit facility (the “Credit Facility”), composed of $126 million of revolving credit and $75 million outstanding of term loans, and $30 million outstanding under our NEFPASS Facility. We also had $75 million outstanding of the 2026 Unsecured Notes, $125 million outstanding of the 2024 Unsecured Notes, $75 million outstanding of the 2023 Unsecured Notes, $150 million outstanding of the 2022 Unsecured Notes, and $21 million outstanding of the 2022 Tranche C Notes. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

We borrow money as part of our business plan. Borrowings, also known as leverage magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of December 31, 2020, we had $201 million outstanding under our Credit Facility, composed of $126 million of revolving credit and $75 million outstanding of term loans, and $30 million outstanding under our NEFPASS Facility. We also had $75 million outstanding of the 2026 Unsecured Notes, $125 million outstanding of the 2024 Unsecured Notes, $75 million outstanding of the 2023 Unsecured Notes, $150 million outstanding of the 2022 Unsecured Notes, and $21 million outstanding of the 2022 Tranche C Notes. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, the 2026 Unsecured Notes, the 2024 Unsecured Notes, the 2022 Unsecured Notes, the 2023 Unsecured Notes, and the 2022 Tranche C Notes, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Also, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

As a BDC, we had generally been required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. However, our stockholders have approved a resolution permitting us to be subject to a 150% asset coverage ratio effective as of October 12, 2018. Even though we are subject to a 150% asset coverage ratio effective as of October 12, 2018, contractual leverage limitations under our existing credit facilities or future borrowings may limit our ability to incur additional indebtedness. On August 28, 2019, we entered into a new Senior Secured Credit Agreement to replace and refinance the Credit Facility, which permits 150% asset coverage. Some of our wholly and/or substantially owned portfolio companies, including Crystal Financial LLC,

NEF Holdings and Kingsbridge Holdings, LLC, may incur significantly more leverage than we can but we do not consolidate Crystal Financial LLC, NEF Holdings and Kingsbridge Holdings LLC and their leverage is non-recourse to us. Additionally, the Credit Facility requires us to comply with certain financial and other restrictive covenants including maintaining an asset coverage ratio of not less than 150% at any time. Failure to maintain compliance with these covenants could result in an event of default and all of our debt being declared immediately due and payable. If this ratio declines below 150%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(26.0)%	(14.6)%	(3.3)%	8.1%	19.5%

(1)

Assumes $1.94 billion in total assets and $677.0 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2020, and a cost of funds of 4.11%. Excludes non-leverage related expenses.

In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2020, we must achieve annual returns on our December 31, 2020 total assets of at least 1.4%.

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

We expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to U.S. and foreign economic downturns such as the U.S. recession that began in mid-2007, the European financial crisis, and the COVID-19 related economic downturn, may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies compete with larger, more established companies with greater access to, and resources for, further development in these new technologies. Therefore, we may lose our entire investment in any or all of our portfolio companies.

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

There are significant potential conflicts of interest, including Solar Capital Partners’ management of other investment funds such as Solar Senior Capital Ltd., SCP Private Credit Income BDC LLC, and SLR HC BDC LLC, which could impact our investment returns, and an investment in Solar Capital Ltd. is not an investment in Solar Senior Capital Ltd., SCP Private Credit Income BDC LLC, or SLR HC BDC LLC.

Our executive officers and directors, as well as the current and future partners of our investment adviser, Solar Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. For example, Solar Capital Partners presently serves as the investment adviser to (i) Solar Senior Capital Ltd., a publicly-traded BDC that focuses on investing primarily in senior secured loans, including first lien and stretch-senior debt instruments, (ii) SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, and (iii) SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer and board member, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Senior Capital Ltd., SCP Private Credit Income BDC LLC, and SLR HC BDC LLC. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Solar Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although Solar Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Solar Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.

As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC. The most recent exemptive order, received on June 13, 2017 (the “Exemptive Order”), permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is an investment adviser that controls, is controlled by or is under common control with Solar Capital Partners and is registered as an investment adviser under the Advisers Act, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Exemptive Order. If we are unable to rely on the Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

Solar Capital Partners and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners’ allocation procedures. Related party transactions may occur among Solar Capital Ltd., Crystal Financial LLC, Equipment Operating Leases LLC, NEF Holdings, North Mill Holdco LLC, Gemino Healthcare Finance, LLC and Kingsbridge Holdings LLC. These transactions may occur in the normal course of business. No administrative or other fees are paid to Solar Capital Partners by Crystal Financial LLC, Equipment Operating Leases LLC, NEF Holdings, North Mill Holdco LLC, Gemino Healthcare Finance, LLC or Kingsbridge Holdings, LLC.

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

Through comprehensive new global regulatory regimes impacting derivatives (e.g., the Dodd-Frank Act, European Market Infrastructure Regulation (“EMIR”), Markets in Financial Investments Regulation (“MIFIR”)/Markets in Financial Instruments Directive (“MIFID II”)), certain over-the-counter derivatives transactions in which we may engage are either now or will soon be subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and post-trade transparency reporting requirements and mandatory bi-lateral exchange of initial margin for non-cleared swaps. The Dodd-Frank Act also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The EU and some other jurisdictions are implementing similar requirements. Because these requirements are new and evolving (and some of the rules are not yet final), their ultimate impact remains unclear. However, even if the Company itself is not located in a particular jurisdiction or directly subject to the jurisdiction’s derivatives regulations, we may still be impacted to the extent we enter into a derivatives transaction with a regulated market participant or counterparty that is organized in that jurisdiction or otherwise subject to that jurisdiction’s derivatives regulations.

Based on information available as of the date of this annual report on Form 10-K, the effect of such requirements will be likely to (directly or indirectly) increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect our overall ability to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs, increased overall transaction costs, and significantly affecting balance sheets, thereby resulting in changes to financing terms and potentially impacting our ability to obtain financing. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in our derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of our trading strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact us.

In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of the Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rule. Under the adopted rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Solar Capital or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. The SEC staff has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Control Share Act. As a result, we will amend our bylaws to be subject to the Control Share Act only if our board of directors determines that it would be in our best interests.

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

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our Service Providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.

We, our Investment Adviser and our portfolio companies are subject to risks associated with “phishing” and other cyber-attacks.

Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, ours and our portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). Our Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.

Our Investment Adviser’s and other service providers’ increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. Our Investment Adviser’s and other service providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks associated with cyber-attacks are heightened under current conditions.

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

Uncertainty about U.S. government initiatives could negatively impact our business, financial condition and results of operations.

The U.S. government has recently called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas.

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

	NAV(1)	Price Range		Premium or (Discount) of High Closing Price to NAV(2)	Premium or (Discount) of Low Closing Price to NAV (2)	Declared Distributions (3)
		High	Low
Fiscal 2020
Fourth Quarter	$20.16	$18.14	$15.43	(10.0)%	(23.5)%	$0.41
Third Quarter	20.14	17.38	15.36	(13.7)	(23.7)	0.41
Second Quarter	20.11	17.73	11.03	(11.8)	(45.2)	0.41
First Quarter	19.24	21.15	7.55	9.9	(60.8)	0.41
Fiscal 2019
Fourth Quarter	$21.44	$21.18	$19.98	(1.2)%	(6.8)%	$0.41
Third Quarter	21.90	21.07	20.15	(3.8)	(8.0)	0.41
Second Quarter	21.98	21.54	20.18	(2.0)	(8.2)	0.41
First Quarter	21.93	21.75	19.41	(0.8)	(11.5)	0.41

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

On February 19, 2021 the last reported sales price of our common stock was $19.01 per share. As of February 19, 2021, we had 18 shareholders of record.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. Since our IPO on February 9, 2010, our shares of common stock have traded at both a discount and a premium to the net assets attributable to those shares. As of February 19, 2021, our shares of common stock traded at a discount equal to approximately 5.7% of the net assets attributable to those shares based upon our net asset value as of December 31, 2020. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

STOCK PERFORMANCE GRAPH

This graph compares the cumulative total return on our common stock with that of the Standard & Poor’s BDC Index, Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from December 31, 2015 through December 31, 2020. The graph assumes that a person invested $10,000 in each of the following: our common stock (SLRC), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in additional shares of the same class of equity securities at the frequency with which dividends are paid of such securities during the applicable fiscal year.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Dividend reinvestment plan expenses	—	%(3)
Total stockholder transaction expenses (as a percentage of offering price)	—	%(2)

Annual expenses (as a percentage of net assets attributable to common stock)(4):
Base management fee	2.93	%(5)
Incentive fees payable under our Investment Advisory and Management Agreement (up to 20%)	0.27	%(6)
Interest payments on borrowed funds	3.19	%(7)
Acquired fund fees and expenses	—%
Other expenses (estimated)	0.95	%(8)
Total annual expenses	7.34%

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
(5)

Our 1.75% base management fee under the Investment Advisory and Management Agreement is based on our gross assets, which is defined as all the assets of Solar Capital, excluding temporary assets, including those acquired using borrowings for investment purposes, and assumes our gross assets remain consistent with gross assets for the fiscal year ended December 31, 2020. The base management fee is reduced to 1.00% on gross assets that execeed 200% of total net assets as of the immediately preceding quarter.

(6)

Assumes that annual incentive fees earned by our investment adviser, Solar Capital Partners, remain consistent with the incentive fees earned by Solar Capital Partners for the fiscal year ended December 31, 2020. The incentive fee consists of two parts:

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

(7)

We have historically and will in the future borrow funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. The costs associated with our outstanding borrowings are indirectly born by our investors. For purposes of this section, we have computed interest expense using the average consolidated balance outstanding for borrowings during the fiscal year ended December 31, 2020. We used the London Interbank Offered Rate (“LIBOR”) rate or similar base rate on December 31, 2020 and the interest rate on the Credit Facility, the NEFPASS Facility, the 2026 Unsecured Notes, the 2024 Unsecured Notes, the 2023 Unsecured Notes, the 2022 Unsecured Notes and the 2022 Tranche C Notes on December 31, 2020. We have also included, as applicable, the estimated amortization of fees incurred in establishing the Credit Facility, the NEFPASS Facility, the 2026 Unsecured Notes, the 2024 Unsecured Notes, the 2023 Unsecured Notes, the 2022 Unsecured Notes and the 2022 Tranche C Notes as of December 31, 2020. Additionally, we included the estimated cost of commitment fees for unused balances on the Credit Facility and the NEFPASS Facility. As of December 31, 2020, we had $201.0 million outstanding under the Credit Facility, $30 million outstanding under our NEFPASS Facility, and $75 million, $125 million, $75 million, $150 million and $21 million outstanding under the 2026 Unsecured Notes, the 2024 Unsecured Notes, the 2023 Unsecured Notes, the 2022 Unsecured Notes and the 2022 Tranche C Notes, respectively. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act, although we have no immediate intention to do so.

(8)

“Other expenses” are based on estimated amounts for the current fiscal year, which considers the amounts incurred for the fiscal year ended December 31, 2020 and include our overhead expenses, including payments under our Administration Agreement based on our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses would remain at the levels set forth in the table above and have excluded performance-based incentive fees. As such, the below example is based on an annual expense ratio of 7.07%. See Note 7 above for additional information regarding certain assumptions regarding our level of leverage. In the event that shares are sold to or through underwriters, a corresponding prospectus supplement will restate this example to reflect the applicable sales load.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$71	$208	$339	$645

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$81	$235	$380	$704

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

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2020, 2019, 2018, 2017 and 2016. Financial information for the periods ending December 31, 2020, 2019, 2018, 2017 and 2016 has been derived from our consolidated financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

($ in thousands, except per share data)	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Income statement data:
Total investment income	$121,745	$154,711	$153,526	$143,338	$151,839
Total expenses	$62,530	$82,266	$78,637	$74,975	$80,738
Net investment income	$59,215	$72,445	$74,889	$68,363	$71,101
Net realized gain (loss)	$(26,638)	$(1,760)	$2,078	$(12,015)	$776
Net change in unrealized gain (loss).	$(17,126)	$(14,669)	$(10,093)	$14,082	$34,938
Net increase in net assets resulting from operations	$15,451	$56,016	$66,874	$70,430	$106,815
Per share data:
Net investment income (1)	$1.40	$1.71	$1.77	$1.62	$1.68
Net realized and unrealized gain (loss)(1)	$(1.04)	$(0.38)	$(0.19)	$0.05	$0.84
Dividends and distributions declared	$1.64	$1.64	$1.64	$1.60	$1.60

	As of December 31, 2020	As of December 31, 2019	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016
Balance sheet data:
Total investment portfolio	$1,531,951	$1,494,824	$1,456,080	$1,461,170	$1,304,778
Cash and cash equivalents	$388,776	$436,354	$207,216	$150,789	$312,046
Total assets	$1,935,958	$1,949,889	$1,683,429	$1,641,565	$1,650,547
Debt	$677,000	$593,900	$476,185	$541,600	$390,200
Net assets	$852,023	$905,880	$919,171	$921,605	$918,507
Per share data:
Net asset value per share	$20.16	$21.44	$21.75	$21.81	$21.74
Other data (unaudited):
Total return(2)	(5.7%)	16.2%	2.8%	4.5%	37.5%
Number of portfolio companies at period end	105	108	117	93	63

(1)

The per-share calculations are based on weighted average shares of 42,260,826, 42,260,826, 42,260,826, 42,257,692 and 42,258,143 for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

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

•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•

the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in this Annual Report on Form 10-K for the year ended December 31, 2020 and in our other filings with the SEC.

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

As of December 31, 2020, the Investment Adviser has directly invested approximately $10.0 billion in more than 400 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with over 200 different financial sponsors.

Recent Developments

On February 24, 2021, our Board declared a quarterly distribution of $0.41 per share payable on April 2, 2021 to holders of record as of March 18, 2021.

The global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, has continued to have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, has had adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, including the Company, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

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

Portfolio and Investment Activity

During the year ended December 31, 2020, we invested approximately $427 million across 40 portfolio companies. This compares to investing approximately $404 million in over 50 portfolio companies for the year ended December 31, 2019. Investments sold, prepaid or repaid during the year ended December 31, 2020 totaled approximately $363 million versus approximately $362 million for the year ended December 31, 2019.

At December 31, 2020, our portfolio consisted of 105 portfolio companies and was invested 18.8% in cash flow senior secured loans, 27.0% in asset-based senior secured loans / Crystal Financial LLC (“Crystal”), 14.2% in Kingsbridge Holdings LLC (“KBH”), 18.6% in equipment senior secured financings / NEF Holdings, LLC (“NEF”), and 21.4% in life science senior secured loans, in each case, measured at fair value, versus 108 portfolio companies invested 31.0% in cash flow senior secured loans, 28.2% in asset-based senior secured loans / Crystal, 21.5% in equipment senior secured financings / NEF, and 19.3% in life science senior secured loans, in each case, measured at fair value, at December 31, 2019.

At December 31, 2020, 72.1% or $1.10 billion of our income producing investment portfolio* is floating rate and 27.9% or $425.4 million is fixed rate, measured at fair value. At December 31, 2019, 77.5% or $1.14 billion of our income producing investment portfolio* is floating rate and 22.5% or $331.9 million is fixed rate, measured at fair value. As of December 31, 2020 and 2019, we had zero issuers and one issuer on non-accrual status, respectively.

Since inception through December 31, 2020, Solar Capital and its predecessor companies have invested approximately $6.7 billion in more than 295 portfolio companies. Over the same period, Solar Capital has completed transactions with more than 150 different financial sponsors.

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

As of December 31, 2020, Crystal Financial LLC had 30 funded commitments to 24 different issuers with total funded loans of approximately $404.1 million on total assets of $433.9 million. As of December 31, 2019, Crystal Financial LLC had 35 funded commitments to 28 different issuers with total funded loans of approximately $496.8 million on total assets of $518.0 million. As of December 31, 2020 and December 31, 2019, the largest loan outstanding totaled $45.0 million and $45.0 million, respectively. For the same periods, the average exposure per issuer was $16.8 million and $17.7 million, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $183.9 million and $276.0 million of borrowings outstanding at December 31, 2020 and December 31, 2019, respectively. For the years ended December 31, 2020 and 2019, Crystal Financial LLC had net income of $23.3 million and $8.0 million, respectively, on gross income of $45.3 million and $61.2 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Crystal Financial LLC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Crystal Financial LLC will be able to maintain consistent dividend payments to us. Crystal Financial LLC’s consolidated financial statements for the fiscal years ended December 31, 2020 and December 31, 2019 are attached as an exhibit to this annual report on Form 10-K.

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

As of December 31, 2020, NEF had 138 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $188.4 million on total assets of $263.4 million. As of December 31, 2019, NEF had 168 funded equipment-backed leases and loans to 78 different customers with a total net investment in leases and loans of approximately $245.0 million on total assets of $304.2 million. As of December 31, 2020 and December 31, 2019, the largest position outstanding totaled $25.1 million and $26.9 million, respectively. For the same periods, the average exposure per customer was $3.1 million and $3.1 million, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $100.6 million and $128.2 million of borrowings outstanding at December 31, 2020 and December 31, 2019, respectively. For the years ended December 31, 2020 and 2019, NEF had net income (loss) of ($8.9) million and ($6.0) million, respectively, on gross income of $24.5 million and $31.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NEF’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NEF will be able to maintain consistent dividend payments to us. NEF’s consolidated financial statements for the fiscal years ended December 31, 2020 and December 31, 2019 are attached as an exhibit to this annual report on Form 10-K.

Kingsbridge Holdings, LLC

On November 3, 2020, the Company acquired 87.5% of Kingsbridge Holdings, LLC (“KBH”) through KBH Topco LLC (“KBHT”), a newly formed Delaware corporation. KBH is a residual focused independent mid-ticket lessor of equipment primarily to U.S. investment grade companies. The Company invested $216.6 million to effect the transaction, of which $136.6 million was invested to acquire 87.5% of KBHT’s equity and $80.0 million in KBH’s debt. The existing management team of KBH committed to continue to lead KBH after the transaction. Post the transaction, the Company owns 87.5% of KBHT equity and the KBH management team owns the remaining 12.5% of KBHT’s equity.

As of December 31, 2020, KBHT had total assets of $744.7 million. KBHT also had recourse debt outstanding of $219.0 million as well as non-recourse debt outstanding of $335.9 million. For the period November 3, 2020 through December 31, 2020, KBHT had net income of $2.2 million, on gross income of $43.6 million. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us. KBHT’s consolidated financial statements for the period November 3, 2020 through December 31, 2020 are attached as an exhibit to this annual report on Form 10-K.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

Revenue Recognition

The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non- accrual status when principal or interest/dividend cash payments are past due 30 days or more (90 days or more for equipment financing) and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our investments may have contractual PIK interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends is reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring fees are recorded as other income when earned.

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the fiscal years ended December 31, 2020 and 2019, capitalized PIK income totaled $5.4 million and $1.1 million, respectively.

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

Income Taxes

Solar Capital, a U.S. corporation, has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify for U.S. federal income taxation as a RIC, the Company is required, among other things, to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s financial statements.

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2020 and December 31, 2019. Results for the fiscal year ended December 31, 2018 can be found in Item 7 of the Company’s report on Form 10-K filed on February 20, 2020, which is incorporated by reference herein.

Investment Income

For the fiscal years ended December 31, 2020 and 2019, gross investment income totaled $121.7 million and $154.7 million, respectively. The decrease in gross investment income for the year over year periods was primarily due to a reduction in portfolio yield, mainly as a result of the approximately 160 basis point decrease in average LIBOR year over year, on a smaller income producing investment portfolio on average. Additionally, the volatility and disruption to the global economy and capital markets from the COVID-19 pandemic reduced the volume of our investment activity during much of the year, particularly in the second and third quarters, thus negatively impacting investment income for the period.

Expenses

Expenses totaled $62.5 million and $82.3 million, respectively, for the fiscal years ended December 31, 2020 and 2019, of which $27.2 million and $44.9 million, respectively, were base management fees and performance-based incentive fees and $27.2 million and $28.9 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $8.2 million and $8.5 million, respectively, for the fiscal years ended December 31, 2020 and 2019. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses from 2019 to 2020 was primarily due to lower management and incentive fees resulting from a reduction in portfolio yield on a smaller income producing investment portfolio on average as well as lower interest expense due to reductions in LIBOR.

Net Investment Income

The Company’s net investment income totaled $59.2 million and $72.4 million, or $1.40 and $1.71, per average share, respectively, for the fiscal years ended December 31, 2020 and 2019.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $363 million and $362 million, respectively, for the fiscal years ended December 31, 2020 and 2019. Net realized losses over the same periods were $26.6 million and $1.8 million, respectively. Net realized loss for fiscal year 2020 was primarily related to the exit of our investment IHS Intermediate, Inc. Net realized loss for fiscal year 2019 was primarily related to the extinguishment of debt.

Net Change in Unrealized Loss

For the fiscal years ended December 31, 2020 and 2019, net change in unrealized loss on the Company’s assets and liabilities totaled $17.1 million and $14.7 million, respectively. Net unrealized loss for the fiscal year ended December 31, 2020 is primarily due to depreciation in the value of our investments in NEF Holdings LLC, Rug Doctor, PhyMed Management LLC, SOINT, LLC and SOAGG LLC, among others, partially offset by the reversal of previously recognized unrealized depreciation in the value of our investment in IHS Intermediate, Inc. and unrealized appreciation in the value of our investments in Crystal Financial LLC and B. Riley Financial Inc., among others. The year over year net change in unrealized loss for the fiscal year ended December 31, 2020 was impacted by uncertainty due to the COVID-19 pandemic and its effect on market yields and fundamental portfolio company performance. Net unrealized loss for the fiscal year ended December 31, 2019 is primarily due to unrealized depreciation in the value of our investments in IHS Intermediate, Inc., SOAGG LLC and American Teleconferencing Services, Ltd., among others, partially offset by unrealized appreciation in the value of our investments in Crystal Financial LLC, PPT Management Holdings, LLC and Alteon Health, LLC, among others.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2020 and 2019, the Company had a net increase in net assets resulting from operations of $15.5 million and $56.0 million, respectively. For the fiscal years ended December 31, 2020 and 2019, earnings per average share were $0.37 and $1.33, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes and the 2026 Unsecured Notes (collectively the “Credit Facilities”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of December 31, 2020, we had a total of $439.0 million of unused borrowing capacity under the Credit Facilities, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $380 million in cash equivalents as of December 31, 2020.

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

Revolving & Term Loan Facilities

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into the new Credit Facility. The Credit Facility was originally composed of $470 million of revolving credit and $75 million of term loans. On February 12, 2020, a new lender to the Company executed a commitment increase to our Credit Facility providing for an additional $75.0 million of revolving credit, bringing our Credit Facility’s total revolving credit capacity to $545.0 million. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The

Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio.At December 31, 2020, outstanding USD equivalent borrowings under the Credit Facility totaled $201.0 million, composed of $126.0 million of revolving credit and $75.0 million of term loans.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into the NEFPASS Facility with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature.There were $30.0 million of borrowings outstanding as of December 31, 2020.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At December 31, 2020, the Company was in compliance with all financial and operational covenants required by our Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of December 31, 2020:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities(1)	$156.0	$—	$30.0	$126.0	$—
Unsecured senior notes	446.0	—	246.0	125.0	75.0
Term Loans	75.0	—	—	75.0	—

(1)	As of December 31, 2020, we had a total of $439.0 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2020	$126,000	$421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
2022 Unsecured Notes
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2026 Unsecured Notes
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
NEFPASS Facility
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2020	$677,000	$2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of December 31, 2020, asset coverage was 225.9%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2020 and December 31, 2019, respectively:

	December 31, 2020	December 31, 2019
(in millions)
Crystal Financial LLC*	$44.3	$44.3
Smile Doctors LLC	26.7	—
Soleo Health Holdings, Inc.	7.4	—
Cardiva Medical, Inc.	7.3	11.0
Kindred Biosciences, Inc.	6.9	13.8
Neuronetics, Inc.	6.7	—
One Touch Direct, LLC	5.0	—
PQ Bypass, Inc.	5.0	5.0
NEF Holdings, Inc.	4.2	—
Centrexion Therapeutics, Inc.	3.8	7.6
Atria Wealth Solutions, Inc.	3.5	0.4
Sentry Data Systems, Inc.	1.6	—
Pinnacle Treatment Centers, Inc.	1.4	—
Delphinus Medical Technologies, Inc.	1.3	—
Basic Fun, Inc.	1.1	—
Rubius Therapeutics, Inc.	—	13.4
Cerapedics, Inc.	—	5.4
Phynet Dermatology LLC	—	4.7
Altern Marketing, LLC	—	4.2
Varilease Finance, Inc.	—	3.4
MRI Software LLC	—	3.3
Enhanced Capital Group, LLC	—	2.5
Solara Medical Supplies, Inc.	—	1.9
RS Energy Group U.S., Inc.	—	1.7
Alimera Sciences, Inc.	—	1.1
iCIMS, Inc.	—	0.8

Total Commitments	$126.2	$124.5

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2020 and December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2021
February 24, 2021	March 18, 2021	April 2, 2021	$0.41

Fiscal 2020
November 5, 2020	December 17, 2020	January 5, 2021	$0.41
August 4, 2020	September 17, 2020	October 2, 2020	0.41
May 7, 2020	June 18, 2020	July 2, 2020	0.41
February 20, 2020	March 19, 2020	April 3, 2020	0.41

Total 2020			$1.64

Fiscal 2019
November 4, 2019	December 19, 2019	January 3, 2020	$0.41
August 5, 2019	September 19, 2019	October 2, 2019	0.41
May 6, 2019	June 20, 2019	July 2, 2019	0.41
February 21, 2019	March 21, 2019	April 3, 2019	0.41

Total 2019			$1.64

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

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to Solar Senior Capital Ltd., a publicly traded BDC, which focuses on investing in senior secured loans, including first lien and second lien debt instruments, as well as SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans and SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Senior Capital Ltd., SCP Private Credit Income BDC LLC and SLR HC BDC LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

Related party transactions may occur among Solar Capital Ltd., Crystal Financial LLC, Equipment Operating Leases LLC, Kingsbridge Holdings, LLC, Loyer Capital LLC, North Mill Holdco LLC, Gemino Healthcare Finance, LLC and NEF Holdings LLC. These transactions may occur in the normal course of business. No administrative or other fees are paid to Solar Capital Partners by Crystal Financial LLC, Equipment Operating Leases LLC, Kingsbridge Holdings, LLC, Loyer Capital LLC, North Mill Holdco LLC, Gemino Healthcare Finance, LLC or NEF Holdings LLC.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the fiscal year ended December 31, 2020, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of December 31, 2020 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2020 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately five cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2020, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase in Net Investment Income Per Share Per Year	0.02	$(0.05)

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2020 based on the criteria on Internal Control – Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Capital Ltd.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Solar Capital Ltd. (and subsidiaries) (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 and 2019, by correspondence with the custodian, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of investments and certain financial liabilities

As described in Notes 2 and 6 to the consolidated financial statements, the Company measures its investments at fair value and has made an irrevocable election to apply the fair value option of accounting to certain financial liabilities. Investments and certain financial liabilities in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. In determining the fair value of investments and financial liabilities that are not publicly traded and whose market quotations are not readily available, the Company makes subjective judgments and estimates using unobservable inputs. As of December 31, 2020, the fair value of such investments and financial liabilities was $1.5 billion and $150 million, respectively.

We identified the assessment of fair value of investments and financial liabilities with no readily determinable market value and whose market quotations are not readily available as a critical audit matter. A high degree of auditor judgment was required to assess the Company’s fair value methods and assumptions. Specifically, assessing the market yields used in the income approach analyses and the selection of comparable companies and the financial performance multiples of such comparable companies used in the market approach analyses required subjective auditor judgment. Additionally, the involvement of valuation professionals with specialized skills and knowledge was required to assist in evaluating the Company’s fair value estimates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to measure fair value of investments and financial liabilities. These included controls related to the development of market yields, credit risk, and financial performance multiples assumptions. For a selection of investments and certain financial liabilities, we compared the inputs and assumptions used by the Company to underlying documentation. We evaluated the Company’s ability to estimate fair value by comparing market transaction prices to the Company’s most recent fair value estimate prior to the market transaction. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s fair value estimate for a selection of investments and financial liabilities by:

•

developing an independent market yield for investments and financial liabilities fair valued using an income approach, by assessing available market information, such as market yields of comparable companies of similar credit risk

•

developing an independent liquidation timeline for an investment fair valued using a recovery analysis, by assessing available market information, such as asset type or comparable companies of similar credit risk

•

developing an independent market multiple for investments fair valued using a market approach, by assessing market information from third-party sources, including financial performance multiples of independently selected comparable companies

•

developing independent estimates of fair value, for the selected investments and financial liabilities, based upon the independently developed market yields and financial performance multiples and compared the results of our estimates to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

New York, New York

February 24, 2021

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2020	December 31, 2019
Assets
Investments at fair value:
Companies less than 5% owned (cost: $832,507 and $989,564, respectively)	$822,298	$970,821
Companies more than 25% owned (cost: $724,428 and $513,119, respectively)	709,653	524,003
Cash	8,779	16,783
Cash equivalents (cost: $379,997 and $419,571, respectively)	379,997	419,571
Dividends receivable	7,927	10,488
Interest receivable	6,478	5,401
Receivable for investments sold	255	2,207
Prepaid expenses and other assets	571	615

Total assets	$1,935,958	$1,949,889

Liabilities
Debt ($677,000 and $593,900 face amounts, respectively, reported net of unamortized debt issuance costs of $5,549 and $6,783, respectively. See notes 6 and 7)	$671,451	$587,117
Payable for investments and cash equivalents purchased	380,038	419,662
Distributions payable	17,327	17,327
Management fee payable (see note 3)	6,535	6,747
Performance-based incentive fee payable (see note 3)	792	4,281
Interest payable (see note 7)	3,416	3,678
Administrative services payable (see note 3)	1,946	2,757
Other liabilities and accrued expenses	2,430	2,440

Total liabilities	$1,083,935	$1,044,009

Commitments and contingencies (see note 12)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,260,826 shares issued and outstanding, respectively	$423	$423
Paid-in capital in excess of par (see note 2f)	962,481	988,792
Accumulated distributable net loss (see note 2f)	(110,881)	(83,335)

Total net assets	$852,023	$905,880

Net Asset Value Per Share	$20.16	$21.44

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Year ended December 31,
	2020	2019	2018
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$84,143	$106,099	$98,172
Companies more than 25% owned	8,861	5,429	2,827
Dividends:
Companies less than 5% owned	50	56	28
Companies more than 25% owned	26,794	39,382	50,953
Other income:
Companies less than 5% owned	1,885	3,727	1,367
Companies more than 25% owned	12	18	179

Total investment income	121,745	154,711	153,526

EXPENSES:
Management fees (see note 3)	24,951	26,774	25,789
Performance-based incentive fees (see note 3)	2,272	18,111	18,722
Interest and other credit facility expenses (see note 7)	27,156	28,901	24,728
Administrative services expense (see note 3)	5,215	5,265	5,247
Other general and administrative expenses	2,936	3,215	4,151

Total expenses	62,530	82,266	78,637

Net investment income	$59,215	$72,445	$74,889

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$(26,638)	$754	$1,857
Companies 5% to 25% owned	—	—	246
Companies more than 25% owned	—	(661)	(25)

Net realized gain (loss) on investments and cash equivalents	(26,638)	93	2,078
Net realized loss on extinguishment of debt:	—	(1,853)	—

Net realized gain (loss)	(26,638)	(1,760)	2,078

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	8,970	(14,861)	(2,805)
Companies more than 25% owned	(26,096)	192	(7,288)

Net change in unrealized loss	(17,126)	(14,669)	(10,093)

Net realized and unrealized loss on investments and cash equivalents	(43,764)	(16,429)	(8,015)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$15,451	$56,016	$66,874

EARNINGS PER SHARE (see note 5)	$0.37	$1.33	$1.58

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Year ended December 31,
	2020	2019	2018
Increase in net assets resulting from operations:
Net investment income	$59,215	$72,445	$74,889
Net realized gain (loss)	(26,638)	(1,760)	2,078
Net change in unrealized loss	(17,126)	(14,669)	(10,093)

Net increase in net assets resulting from operations	15,451	56,016	66,874

Distributions to stockholders (see note 8a):
From net investment income	(48,795)	(65,715)	(69,308)
From return of capital	(20,513)	(3,592)	—

Net distributions to stockholders	(69,308)	(69,307)	(69,308)

Capital transactions (see note 14):
Net increase in net assets resulting from capital transactions	—	—	—

Total decrease in net assets	(53,857)	(13,291)	(2,434)
Net assets at beginning of year	905,880	919,171	921,605

Net assets at end of year	$852,023	$905,880	$919,171

Capital share activity (see note 14):
Net increase from capital share activity	—	—	—

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$15,451	$56,016	$66,874
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	26,638	(93)	(2,078)
Net realized loss on extinguishment of debt	—	1,853	—
Net change in unrealized loss on investments and cash equivalents	17,126	14,669	10,093
(Increase) decrease in operating assets:
Purchase of investments	(426,897)	(403,693)	(768,999)
Proceeds from disposition of investments	357,632	360,014	774,045
Net accretion of discount on investments	(7,581)	(9,242)	(7,810)
Capitalization of payment-in-kind interest	(5,384)	(1,071)	(946)
Collections of payment-in-kind interest	1,339	672	785
Receivable for investments sold	1,952	(134)	4,087
Interest receivable	(1,077)	2,218	(283)
Dividends receivable	2,561	(1,423)	5,948
Other receivables	—	593	(535)
Prepaid expenses and other assets	44	168	256
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(39,624)	168,271	106,273
Management fee payable	(212)	243	(869)
Performance-based incentive fee payable	(3,489)	(332)	(47)
Administrative services expense payable	(811)	41	(40)
Interest payable	(262)	(1,036)	2,229
Other liabilities and accrued expenses	(10)	(1,015)	2,047

Net Cash Provided by (Used in) Operating Activities	(62,604)	186,719	191,030

Cash Flows from Financing Activities:
Cash distributions paid	(69,308)	(69,307)	(68,670)
Proceeds from issuance of unsecured debt	—	197,957	—
Deferred financing costs	1,234	969	607
Consolidation of SSLP Facility and SSLP II Facility	—	—	61,066
Proceeds from secured borrowings	337,000	967,385	558,374
Repayments of secured borrowings	(253,900)	(1,054,585)	(685,980)

Net Cash Provided by (Used in) Financing Activities	15,026	42,419	(134,603)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,578)	229,138	56,427
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	436,354	207,216	150,789

CASH AND CASH EQUIVALENTS AT END OF YEAR	$388,776	$436,354	$207,216

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,418	$29,937	$22,499

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans —93.7%
First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550		1.00%	6.50%	5/7/2018	5/9/2025	$16,869	$16,666	$16,531
Alteon Health, LLC	Health Care Providers & Services	L+650		1.00%	7.50%	9/14/2018	9/1/2023	14,293	14,233	14,007
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650		1.00%	7.50%	5/5/2016	6/8/2023	29,984	29,520	27,735
Atria Wealth Solutions, Inc.	Diversified Financial Services	L+600		1.00%	7.00%	9/14/2018	11/30/2022	5,841	5,808	5,841
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700		—	7.23%	3/19/2019	1/29/2021	2,941	2,941	2,941
Basic Fun, Inc.	Specialty Retail	L+675		1.00%	7.75%	10/30/2020	10/30/2023	3,183	3,138	3,135
Enhanced Permanent Capital, LLC(3)	Capital Markets	L+700		1.00%	8.00%	12/29/2020	12/29/2025	18,288	17,763	17,763
iCIMS, Inc.	Software	L+650		1.00%	7.50%	9/7/2018	9/12/2024	19,341	19,050	18,955
Kingsbridge Holdings, LLC(2) .	Multi-Sector Holdings	L+700		1.00%	8.00%	12/21/2018	12/21/2024	80,000	79,634	80,000
KORE Wireless Group, Inc.	Wireless Telecommunication Services	L+550		—	5.75%	12/21/2018	12/21/2024	36,477	35,949	36,477
Legility, LLC	Commercial Services & Supplies	L+600		1.00%	7.00%	2/27/2020	12/17/2025	19,625	19,282	18,644
Logix Holding Company, LLC	Communications Equipment	L+575		1.00%	6.75%	9/14/2018	12/22/2024	7,027	6,983	6,887
One Touch Direct, LLC	Commercial Services & Supplies	P+100		—	6.50%	4/3/2020	3/29/2021	2,458	2,458	2,458
Pet Holdings ULC & Pet Supermarket, Inc. (3)	Specialty Retail	L+550		1.00%	6.50%	9/14/2018	7/5/2022	28,745	28,614	28,457
PhyNet Dermatology LLC	Health Care Providers & Services	L+550		1.00%	6.50%	9/5/2018	8/16/2024	17,065	16,973	16,468
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	L+625		1.00%	7.25%	1/22/2020	12/31/2022	11,773	11,688	11,773
PPT Management Holdings, LLC	Health Care Providers & Services	L+850	(15)	1.00%	9.50%	9/14/2018	12/16/2022	20,816	20,749	18,943
Sentry Data Systems, Inc.	Software	L+675		1.00%	7.75%	9/27/2020	10/6/2025	15,765	15,462	15,450
Smile Doctors LLC	Personal Products	L+600		1.00%	7.00%	12/17/2020	10/6/2022	3,302	3,237	3,236
Soleo Health Holdings, Inc.	Health Care Providers & Services	L+575		1.00%	6.75%	3/31/2020	12/29/2021	7,579	7,579	7,579
The Children’s Place, Inc.(3)	Specialty Retail	L+800		1.00%	9.00%	10/5/2020	5/9/2024	15,765	15,542	15,528
USR Parent, Inc. (Staples)	Specialty Retail	L+884		1.00%	9.84%	6/3/2020	9/12/2022	4,418	4,418	4,440

Total First Lien Bank Debt/Senior Secured Loans									$377,687	$373,248

Second Lien Asset-Based Senior Secured Loans
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800		1.00%	9.00%	3/29/2017	4/17/2024	19,506	$19,398	$19,506
Varilease Finance, Inc.	Multi-Sector Holdings	L+750		1.00%	8.50%	8/22/2014	11/15/2025	36,438	36,307	36,438

Total Second Lien Asset-Based Senior Secured Loans									$55,705	$55,944
Second Lien Bank Debt/Senior Secured Loans
PhyMed Management LLC	Health Care Providers & Services	L+1100	(17)	1.00%	12.00%	12/18/2015	9/30/2022	33,881	$33,736	$31,340
Rug Doctor LLC (2)	Diversified Consumer Services	L+975	(11)	1.50%	11.25%	12/23/2013	5/16/2023	10,559	10,543	10,559

Total Second Lien Bank Debt/Senior Secured Loans									$44,279	$41,899
First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	$20,074	$20,287	$20,275
Apollo Endosurgery, Inc.	Health Care Equipment & Supplies	L+750		1.36%	8.86%	3/15/2019	9/1/2024	20,492	20,860	20,799
Ardelyx, Inc. (3)	Pharmaceuticals	L+745		0.25%	7.70%	5/10/2018	11/1/2022	24,500	25,275	25,235
Axcella Health Inc.	Pharmaceuticals	L+850		0.20%	8.70%	1/9/2018	1/1/2023	26,000	27,070	26,910
Cardiva Medical, Inc.	Health Care Equipment & Supplies	L+795		1.76%	9.71%	9/24/2018	12/1/2023	27,667	28,596	29,327
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725		2.45%	9.70%	6/28/2019	1/1/2024	16,400	16,472	16,564
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2024	24,175	24,501	24,537
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850		1.00%	9.50%	8/18/2017	6/1/2022	2,177	2,410	2,395
GenMark Diagnostics, Inc. (3)	Health Care Providers & Services	L+590		2.51%	8.41%	2/1/2019	2/1/2023	49,522	50,892	50,884
Kindred Biosciences, Inc. (16)	Pharmaceuticals	L+675		2.17%	8.92%	9/30/2019	9/30/2024	9,197	9,243	9,242
Neuronetics, Inc.	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	15,613	15,689	15,691
OmniGuide Holdings, Inc. (13).	Health Care Equipment & Supplies	L+805		1.00%	9.05%	7/30/2018	2/1/2021	10,500	11,532	11,287
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+795		1.00%	8.95%	12/20/2018	12/19/2022	10,000	10,190	10,500
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550		—	5.65%	12/21/2018	12/21/2023	40,291	40,692	40,747
scPharmaceuticals, Inc.	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	4,684	4,721	4,725
SI-BONE, Inc. (3)	Health Care Equipment & Supplies	L+940		0.33%	9.73%	5/29/2020	6/1/2025	17,843	17,856	17,843

Total First Lien Life Science Senior Secured Loans									$326,286	$326,961

Total Senior Secured Loans									$803,957	$798,052

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 33.4%
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	3/28/2022	$5,435	$5,397	$5,489
Blackhawk Mining, LLC (14)	Oil, Gas & Consumable Fuels	10.97-11.16%	2/16/2018	3/1/2022-11/1/2022	3,531	3,415	3,443
Boart Longyear Company (14)	Metals & Mining	10.44%	5/28/2020	7/1/2024	3,455	3,455	3,455
C&H Paving, Inc. (14)	Construction & Engineering	9.94-11.66%	12/26/2018	1/1/2024-11/1/2024	3,416	3,455	3,410
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023-6/22/26	3,882	3,882	3,812
Central Freight Lines, Inc. (10)	Road & Rail	7.16%	7/31/2017	1/14/2024	1,212	1,212	1,212
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	2,255	2,255	2,255
Easton Sales and Rentals, LLC (10)	Commercial Services & Supplies	10.00%	9/18/2018	10/1/2021	1,235	1,233	1,188
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	6,520	6,567	6,520
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/2022-4/27/2025	26,338	26,338	25,540
EquipmentShare.com, Inc. (14)	Commercial Services & Supplies	6.60%	1/8/2020	1/8/2025	8,097	7,658	8,097
Family First Freight, LLC (10)	Road & Rail	8.00-10.33%	7/31/2017	2/1/2022-5/1/2023	1,022	1,021	1,014
Freightsol LLC (14)	Road & Rail	12.51-12.89%	4/9/2019	11/1/2023	1,880	1,910	1,880
Garda CL Technical Services, Inc. (14)	Commercial Services & Supplies	8.30-8.77%	3/22/2018	6/5/2023-10/5/2023	1,956	1,957	1,953
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	12/4/2021	973	973	954
Globecomm Systems Inc. (14)	Wireless Telecommunication Services	13.18%	5/10/2018	7/1/2021	413	413	413
GMT Corporation (14)	Machinery	12.55%	10/23/2018	10/23/2023	5,446	5,409	5,446
Haljoe Coaches USA, LLC (14)	Road & Rail	8.03-9.69%	7/31/2017	7/1/2022-7/1/2024	4,883	4,883	4,132
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%	11/15/2018	5/1/2024-9/1/2025	527	527	514
Hypro, Inc. (10)	Machinery	11.53%	9/30/2019	10/1/2023	1,925	1,940	1,875
Interstate NDT, Inc. (14)	Road & Rail	10.91-14.11%	6/11/2018	7/1/2023-10/25/2023	1,795	1,795	1,704
ISR Holdings, LLC (10)	Commercial Services & Supplies	9.25%	8/27/2019	8/27/2022	3,124	3,124	3,124
JP Motorsports, Inc. (14)	Road & Rail	16.06%	8/17/2018	1/25/2022	118	118	117
Kool Pak, LLC (14)	Road & Rail	8.58%	2/5/2018	3/1/2024	484	484	484
Lineal Industries, Inc. (10)	Construction & Engineering	8.00%	12/21/2018	12/21/2021	45	45	45
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/24-9/25/24	14,731	14,731	14,456
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022-2/28/2025	1,870	1,865	1,902
NEF Holdings, LLC (2)	Multi-Sector Holdings	8.50%	8/14/2020	8/14/2021	850	850	850
Rane Light Metal Castings Inc. (14)	Machinery	10.00%	6/1/2020	7/1/2024	338	338	338
Rango, Inc. (10)(14)	Commercial Services & Supplies	9.33%-9.79%	9/24/2019	4/1/2023-11/1/2024	5,137	5,207	5,041
Rossco Crane & Rigging, Inc. (14)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	332	332	330
Royal Coach Lines, Inc.(14)	Road & Rail	9.56%	11/21/2019	8/1/2025	1,215	1,215	1,085
Royal Express Inc. (14)	Road & Rail	9.53%	1/17/2019	2/1/2024	914	927	914
Sidelines Tree Service LLC (14)	Diversified Consumer Services	10.25%	7/31/2017	10/1/2022	79	79	76
South Texas Oilfield Solutions, LLC (14)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	2,194	2,194	2,110
ST Coaches, LLC (14)	Road & Rail	8.21-8.58%	7/31/2017	10/1/2022-1/25/2025	4,755	4,755	4,318
Stafford Logistics, Inc. (10)	Commercial Services & Supplies	12.63-13.12%	9/11/2019	10/1/2024-10/1/2025	6,870	6,870	6,604
Star Coaches Inc. (14)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,385	3,385	2,902
Sturgeon Services International Inc. (10)	Energy Equipment & Services	18.42%	7/31/2017	2/28/2022	816	816	770
Sun-Tech Leasing of Texas, L.P. (14)	Road & Rail	8.68%	7/31/2017	7/25/2021	36	36	36
Superior Transportation, Inc. (14)	Road & Rail	9.40-12.26%	7/31/2017	4/1/2022-8/1/2024	5,524	5,511	5,142
Tailwinds, LLC (10)	Air Freight & Logistics	8.50%-9.00%	7/26/2019	8/1/2024-10/16/2025	2,633	2,633	2,633
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	10.03-14.97%	7/31/2017	10/29/2023-2/10/2024	3,902	3,905	3,634
Thora Capital, LLC (10)	Airlines	9.00%	7/3/2019	7/1/2025	5,602	5,602	5,596
Trinity Equipment Rentals, Inc. (14)	Commercial Services & Supplies	11.23%	9/13/2018	10/1/2022	538	538	538
Trolleys, Inc. (14)	Road & Rail	9.98%	7/18/2018	8/1/2022	1,999	1,999	1,919
Up Trucking Services, LLC (14)	Road & Rail	11.21-12.53%	3/23/2018	4/1/2022-8/1/2024	1,638	1,657	1,651
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%	7/11/2019	8/1/2024-8/1/2026	3,087	3,087	3,030
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43%-10.00%	7/31/2019	8/1/2024-10/5/25	1,112	1,118	1,112
Womble Company, Inc. (14)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	694	694	681

					Shares/Units
NEF Holdings, LLC Equity Interests (2)(9)	Multi-Sector Holdings		7/31/2017		200	145,000	129,102

Total Equipment Financing						$304,810	$284,846

Preferred Equity – 0.8%
SOAGG LLC (2)(3)(4)	Aerospace & Defense	8.00%	12/14/2010	6/30/2023	446	$446	$2,300
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00%(11)	6/8/2012	6/30/2023	53,321	5,332	4,101

Total Preferred Equity						$5,778	$6,401

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—51.9%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	6,347	$106	$—
B Riley Financial Inc. (3)(8)	Research & Consulting Services	3/16/2007	38,015	2,684	1,681
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	71
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Crystal Financial LLC (2)(3)	Diversified Financial Services	12/28/2012	280,303	280,737	296,766
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	82
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	208,000	63	258
KBH Topco LLC (Kingsbridge) (2)(5)	Multi-Sector Holdings	11/3/2020	73,500,000	136,596	136,596
PQ Bypass, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2018	300,000	106	675
RD Holdco Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	1,226
RD Holdco Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Scynexis, Inc. Warrants *	Pharmaceuticals	9/30/2016	12,243	105	—
Senseonics Holdings, Inc. Warrants *	Health Care Equipment & Supplies	7/25/2019	526,901	117	81
Sunesis Pharmaceuticals, Inc. Warrants *	Pharmaceuticals	3/31/2016	10,400	118	—
Venus Concept Ltd. Warrants* (fka Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	27,352	152	—

Total Common Equity/Equity Interests/Warrants				$442,390	$442,652

Total Investments (6) — 179.8%				$1,556,935	$1,531,951

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 44.6%
U.S. Treasury Bill	Government	12/31/2020	2/23/2021	$380,000	$379,997	$379,997

Total Investments & Cash Equivalents —224.4%					$1,936,932	$1,911,948
Liabilities in Excess of Other Assets — (124.4%).						(1,059,925)

Net Assets — 100.0%						$852,023

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of December 31, 2020.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2020

(in thousands)

(2)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2020 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2019	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend /Other Income	Fair Value at December 31, 2020
AviatorCap SII, LLC	$2,896	$—	$2,896	$—	$—	$198	$—
AviatorCap SII, LLC	2,713	1,105	877	—	—	260	2,941
Crystal Financial LLC	296,000	—	—	—	766	24,000	296,766
Equipment Operating Leases, LLC	29,739	—	3,401	—	(798)	2,290	25,540
Kingsbridge Holdings, LLC (debt)	33,112	46,888	—	—	(71)	3,481	80,000
Kingsbridge Holdings, LLC (equity)	—	136,596	—	—	—	1,925	136,596
Loyer Capital LLC	14,731	—	—	—	(275)	1,488	14,456
NEF Holdings, LLC (equity)	145,000	—	—	—	(15,898)	250	129,102
NEF Holdings, LLC (debt)	—	850	—	—	—	28	850
RD Holdco Inc. (Rug Doctor, common equity)	7,706	—	—	—	(6,480)	—	1,226
RD Holdco Inc. (Rug Doctor, class B)..	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)..	—	—	—	—	—	—	—
Rug Doctor LLC	9,111	1,448	—	—	(6)	1,128	10,559
SOAGG LLC	4,952	—	1,095	—	(1,557)	111	2,300
SOINT, LLC	5,939	319	380	—	(1,777)	508	4,101

	$557,115	$187,206	$8,649	$—	$(26,096)	$35,667	$709,653

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2020

(in thousands)

(3)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2020, on a fair value basis, non-qualifying assets in the portfolio represented 25.9% of the total assets of the Company.

(4)	Solar Capital Ltd.’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(5)	Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $4,446; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $52,349 and $47,903, respectively, based on a tax cost of $1,527,505. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

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

(15)	Spread is 6.00% Cash / 2.50% PIK.
(16)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
(17)	Spread is 2.50% Cash / 8.50% PIK.
*	Non-income producing security.

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2020

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2020
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, NEF Holdings, LLC, Equipment Operating Leases, LLC and Loyer Capital LLC)	27.6%
Diversified Financial Services (includes Crystal Financial LLC)	19.8%
Health Care Providers & Services	10.9%
Pharmaceuticals	9.4%
Health Care Equipment & Supplies	8.7%
Commercial Services & Supplies	4.1%
Specialty Retail	3.4%
Wireless Telecommunication Services	2.4%
Road & Rail	2.3%
Communications Equipment	2.3%
Software	2.2%
Thrifts & Mortgage Finance	1.3%
Diversified Consumer Services	1.2%
Capital Markets	1.2%
Airlines	0.8%
Aerospace & Defense	0.6%
Machinery	0.5%
Energy Equipment & Services.	0.2%
Metals & Mining	0.2%
Construction & Engineering	0.2%
Oil, Gas & Consumable Fuels	0.2%
Personal Products	0.2%
Air Freight & Logistics	0.2%
Research & Consulting Services	0.1%
Health Care Technology.	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 94.1%

Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550		1.00%	7.40%	5/7/2018	5/9/2025	$17,043	$16,800	$16,191
Alteon Health, LLC	Health Care Providers & Services	L+650		1.00%	8.30%	9/14/2018	9/1/2022	15,094	15,011	15,094
Altern Marketing, LLC	Household & Personal Products	L+600		2.00%	8.00%	10/25/2019	10/7/2024	27,899	27,626	27,620
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650		1.00%	8.32%	5/5/2016	6/8/2023	30,038	29,386	28,236
Atria Wealth Solutions, Inc	Diversified Financial Services	L+600		1.00%	7.80%	9/14/2018	11/30/2022	4,404	4,371	4,360
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700		—	8.90%	12/27/2018	10/30/2020	2,896	2,896	2,896
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700		—	8.90%	3/19/2019	1/29/2021	2,713	2,713	2,713
Bishop Lifting Products, Inc. (5)	Trading Companies & Distributors	L+800		1.00%	9.80%	3/24/2014	3/27/2022	24,985	24,906	24,985
Enhanced Capital Group, LLC	Capital Markets	L+550		1.00%	7.20%	6/28/2019	6/28/2024	20,311	20,032	20,311
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675		1.00%	8.55%	12/7/2015	12/14/2021	37,195	37,058	37,195
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800		1.00%	9.93%	3/29/2017	4/17/2024	19,702	19,567	19,702
iCIMS, Inc.	Software	L+650		1.00%	8.29%	9/7/2018	9/12/2024	15,003	14,751	15,003
IHS Intermediate, Inc.**	Health Care Providers & Services	L+825		1.00%	—	6/19/2015	7/20/2022	25,000	24,728	7,500
Kingsbridge Holdings, LLC	Multi-Sector Holdings	L+700		1.00%	9.09%	12/21/2018	12/21/2024	33,112	32,675	33,112
KORE Wireless Group, Inc.	Wireless Telecommunication Services	L+550		—	7.44%	12/21/2018	12/21/2024	36,850	36,208	36,573
Logix Holding Company, LLC	Communications Equipment	L+575		1.00%	7.55%	9/14/2018	12/22/2024	7,103	7,048	7,103
MRI Software LLC	Software	L+575		1.00%	7.55%	7/23/2019	6/30/2023	31,610	31,316	31,610
On Location Events, LLC & PrimeSport Holdings Inc.	Media	L+500		1.00%	6.94%	12/7/2017	9/29/2021	27,547	27,409	27,547
Pet Holdings ULC & Pet Supermarket, Inc. (3)	Specialty Retail	L+550		1.00%	7.60%	9/14/2018	7/5/2022	29,045	28,833	28,972
PhyMed Management LLC	Health Care Providers & Services	L+875		1.00%	10.55%	12/18/2015	5/18/2021	32,321	31,919	32,321
PhyNet Dermatology LLC	Health Care Providers & Services	L+550		1.00%	7.29%	9/5/2018	8/16/2024	17,239	17,125	17,239
PPT Management Holdings, LLC	Health Care Providers & Services	L+675	(15)	1.00%	8.44%	9/14/2018	12/16/2022	20,656	20,557	19,003
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+425		1.00%	6.19%	9/14/2018	11/25/2021	1,771	1,765	1,771
PSKW, LLC & PDR, LLC	Health Care Providers & Services	L+768		1.00%	9.63%	10/24/2017	11/25/2021	27,929	27,690	27,929
RS Energy Group U.S., Inc.	Software	L+475		—	6.69%	10/26/2018	10/6/2023	15,096	14,855	15,096
Rug Doctor LLC (2)	Diversified Consumer Services	L+975		1.50%	11.54%	12/23/2013	5/16/2023	9,111	9,089	9,111
Solara Medical Supplies, Inc.	Health Care Providers & Services	L+600		1.00%	7.94%	5/31/2018	2/27/2024	7,507	7,385	7,507
The Octave Music Group, Inc. (fka TouchTunes)	Media	L+825		1.00%	9.95%	5/28/2015	5/27/2022	12,194	12,116	12,194
Varilease Finance, Inc.	Multi-Sector Holdings	L+750		1.00%	9.59%	8/22/2014	11/15/2025	36,438	36,286	36,438

Total Bank Debt/Senior Secured Loans									$582,121	$565,332

Life Science Senior Secured Loans

Alimera Sciences, Inc.	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	$18,959	$18,959	$18,959
Apollo Endosurgery, Inc.	Health Care Equipment & Supplies	L+750		—	9.19%	3/15/2019	9/1/2023	20,492	20,539	20,492
Ardelyx, Inc. (3)	Pharmaceuticals	L+745		—	9.14%	5/10/2018	11/1/2022	24,500	24,741	24,745
aTyr Pharma, Inc.	Pharmaceuticals	P+410		—	8.85%	11/18/2016	11/18/2020	3,667	4,302	4,327
Axcella Health Inc.	Pharmaceuticals	L+850		—	10.20%	1/9/2018	1/1/2023	26,000	26,514	26,546
Cardiva Medical, Inc.	Health Care Equipment & Supplies	L+795		1.76%	9.71%	9/24/2018	12/1/2023	24,000	24,383	24,480
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725		2.45%	9.70%	6/28/2019	1/1/2024	12,615	12,533	12,504
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2024	18,803	18,893	18,897
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850		—	10.19%	8/18/2017	9/1/2021	3,810	3,919	3,906
GenMark Diagnostics, Inc. (3)	Health Care Providers & Services	L+590		2.51%	8.41%	2/1/2019	2/1/2023	49,522	49,823	50,017
Kindred Biosciences, Inc. (3)(16)	Pharmaceuticals	L+675		2.17%	8.92%	9/30/2019	9/30/2024	9,197	9,169	9,173
OmniGuide Holdings, Inc. (13).	Health Care Equipment & Supplies	L+805		—	9.74%	7/30/2018	7/29/2023	10,500	10,639	10,552
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+795		1.00%	9.65%	12/20/2018	12/19/2022	10,000	9,974	10,140
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550		—	7.19%	12/21/2018	12/21/2023	26,861	26,974	26,995
scPharmaceuticals, Inc.	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	4,684	4,692	4,693
Senseonics Holdings, Inc	Health Care Equipment & Supplies	L+650		2.48%	8.98%	7/25/2019	7/1/2024	21,076	20,989	21,076

Total Life Science Senior Secured Loans									$287,043	$287,502

Total Senior Secured Loans									$869,164	$852,834

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

December 31, 2020

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

Solar Capital Ltd. (“Solar Capital”, the “Company”, “we”, “us” or “our”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

December 31, 2020

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(in thousands, except share amounts)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

December 31, 2020

(in thousands, except share amounts)

U.S. federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate.

(f)

Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2020, $5,798 was reclassified on our balance sheet between accumulated distributable net loss and paid-in capital in excess of par. Total earnings and net asset value are not affected.

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

December 31, 2020

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s financial statements.

Note 3. Agreements

Solar Capital has an investment advisory and management agreement (the “Advisory Agreement”) with the Investment Adviser, under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to, Solar Capital. For providing these services, the Investment Adviser receives a fee from Solar Capital, consisting of two components—a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of Solar Capital’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 1.75% on gross assets up to 200% of the Company’s total net assets as of the immediately preceding quarter end and 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter end. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings.

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

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(in thousands, except share amounts)

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of Solar Capital’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the fiscal years ended December 31, 2020, 2019 and 2018.

For the fiscal years ended December 31, 2020, 2019 and 2018, the Company recognized $24,951, $26,774 and $25,789, respectively, in base management fees and $2,272, $18,111 and $18,722, respectively, in performance-based incentive fees.

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

For the fiscal years ended December 31, 2020, 2019 and 2018, the Company recognized expenses under the Administration Agreement of $5,215, $5,265 and $5,247, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2020, 2019 and 2018.

Note 4. Net Asset Value Per Share

At December 31, 2020, the Company’s total net assets and net asset value per share were $852,023 and $20.16, respectively. This compares to total net assets and net asset value per share at December 31, 2019 of $905,880 and $21.44, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(in thousands, except share amounts)

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Earnings per share (basic & diluted) Numerator - net increase in net assets resulting from operations:	$15,451	$56,016	$66,874
Denominator - weighted average shares:	42,260,826	42,260,826	42,260,826
Earnings per share:	$0.37	$1.33	$1.58

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

December 31, 2020

(in thousands, except share amounts)

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2019 and 2018:

Fair Value Measurements

As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$798,052	$798,052
Equipment Financing	—	—	284,846	284,846
Preferred Equity	—	—	6,401	6,401
Common Equity/Equity Interests/Warrants	1,681	—	440,971	442,652

Total Investments	$1,681	$—	$1,530,270	$1,531,951

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

Fair Value Measurements

As of December 31, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$852,834	$852,834
Equipment Financing	—	—	320,630	320,630
Preferred Equity	—	—	10,891	10,891
Common Equity/Equity Interests/Warrants	957	—	309,512	310,469

Total Investments	$957	$—	$1,493,867	$1,494,824

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2020, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2020:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2019	$852,834	$320,630	$10,891	$309,512	$1,493,867
Total gains or losses included in earnings:
Net realized loss	(24,570)	(123)	—	(269)	(24,962)
Net change in unrealized gain (loss)	10,426	(20,043)	(3,334)	(4,898)	(17,849)
Purchase of investment securities	264,939	37,977	320	136,626	439,862
Proceeds from dispositions of investment securities.	(305,577)	(53,595)	(1,476)	—	(360,648)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, December 31, 2020	$798,052	$284,846	$6,401	$440,971	$1,530,270

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$(5,084)	$(20,043)	$(3,334)	$(4,898)	$(33,359)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2020:

2022 Unsecured Notes	For the year ended December 31, 2020
Beginning fair value	$150,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$150,000

The Company made elections to apply the fair value option of accounting to the 2022 Unsecured Notes, in accordance with ASC 825-10. On December 31, 2020, there were borrowings of $150,000 on the 2022 Unsecured Notes.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

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

December 31, 2020

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2020	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$798,052	Income Approach	Market Yield	5.8% – 16.4% (8.9%)
Equipment Financing	Asset	$155,744	Income Approach	Market Yield	6.6% – 20.3% (10.3%)
		$129,102	Market Approach	Return on Equity	10.9% – 10.9% (10.9%)
Preferred Equity	Asset	$6,401	Income Approach	Market Yield	3.3% – 8.0% (5.0%)
Common Equity/Equity Interests/Warrants	Asset	$144,205	Market Multiple(1)	Comparable Multiple	5.8x – 6.3x (6.3x)
		$296,766	Market Approach	Return on Equity	(10.3%) – 13.7% (0.5%)
2022 Unsecured Notes	Liability	$150,000	Income Approach	Market Yield	1.5% – 4.6% (4.5%)

(1)

Includes $675 of investments valued using a weighted valuation approach, $492 of investments valued using a Black-Scholes model, $6,442 of investments valued using an EBITDA multiple and $136,596 of investments which, due to the proximity of the transaction relative to the measurement date, were valued using the cost of the investments.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2019 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2019	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$845,334	Income Approach	Market Yield	6.2% – 11.9% (9.3%)
		$7,500	Market Approach	EBITDA Multiple	7.8x - 8.0x (7.9x)
Equipment Financing	Asset	$175,630	Income Approach	Market Yield	7.2% – 19.7% (10.0%)
		$145,000	Market Approach	Return on Equity	7.8% – 7.8% (7.8%)
Preferred Equity	Asset	$10,891	Income Approach	Market Yield	8.0% – 12.9% (10.7%)
Common Equity/Equity Interests/Warrants	Asset	$296,000	Market Approach	EBITDA Multiple	5.8x – 6.3x (6.0x)
		$13,512	Market Approach	Return on Equity	3.9% – 17.0% (17.0%)
2022 Unsecured Notes	Liability	$150,000	Income Approach	Market Yield	3.8% – 6.0% (4.5%)

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

Note 7. Debt

Our debt obligations consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020			December 31, 2019
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$201,000	$198,766	(1)	$117,900	$115,217	(1)
NEFPASS Facility	30,000	29,377	(2)	30,000	29,149	(2)
2022 Unsecured Notes	150,000	150,000		150,000	150,000
2022 Tranche C Notes	21,000	20,930	(3)	21,000	20,905	(3)
2023 Unsecured Notes	75,000	74,225	(4)	75,000	73,876	(4)
2024 Unsecured Notes	125,000	123,877	(5)	125,000	123,732	(5)
2026 Unsecured Notes	75,000	74,276	(6)	75,000	74,238	(6)

	$677,000	$671,451		$593,900	$587,117

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $2,234 and $2,683 as of December 31, 2020 and December 31, 2019, respectively.
(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $623 and $851 as of December 31, 2020 and December 31, 2019, respectively.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $70 and $95 as of December 31, 2020 and December 31, 2019, respectively.
(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $775 and $1,124 as of December 31, 2020 and December 31, 2019, respectively.
(5)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,123 and $1,268 as of December 31, 2020 and December 31, 2019, respectively.
(6)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $724 and $762 as of December 31, 2020 and December 31, 2019, respectively.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(in thousands, except share amounts)

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

Revolving and Term Loan Facilities

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into the new senior secured credit agreement (the “Credit Facility”). The Credit Facility was originally composed of $470,000 of revolving credit and $75,000 of term loans. On February 12, 2020, a new lender to the Company executed a commitment increase to our Credit Facility providing for an additional $75,000 of revolving credit, bringing our Credit Facility’s total revolving credit capacity to $545,000. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At December 31, 2020, outstanding USD equivalent borrowings under the Credit Facility totaled $201,000, composed of $126,000 of revolving credit and $75,000 of term loans.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(in thousands, except share amounts)

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into a $50,000 senior secured revolving credit facility (the “NEFPASS Facility”) with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $30,000 of borrowings outstanding as of December 31, 2020.

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

The average annualized interest cost for all borrowings for the year ended December 31, 2020 and the year ended December 31, 2019 was 4.11% and 4.52%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes, and the 2026 Unsecured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the year ended December 31, 2020 and the year ended December 31, 2019 were $677,000 and $616,186, respectively.

Note 8(a). Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2020, 2019 and 2018 were as follows (1):

	2020		2019		2018
Ordinary income	$48,795	70.4%	$65,715	94.8%	$69,308	100.0%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	20,513	29.6%	3,592	5.2%	—	0.0%

Total distributions	$69,308	100.0%	$69,307	100.0%	$69,308	100.0%

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(in thousands, except share amounts)

As of December 31, 2020, 2019 and 2018 the total accumulated earnings (loss) on a tax basis were as follows (1):

	2020	2019	2018
Undistributed ordinary income	$—	$—	$13,259
Undistributed long-term net capital gains	—	—	—

Total undistributed net earnings	—	—	13,259
Post-October capital losses	—	—	—
Capital loss carryforward	(69,384)	(45,400)	(37,319)
Other book/tax temporary differences	2,168	2,004	(1,098)
Net unrealized appreciation	4,446	8,172	853

Total tax accumulated loss	$(62,770)	$(35,224)	$(24,305)

(1)	Tax information for the fiscal years ended December 31, 2020, 2019 and 2018 are/were estimates and are not final until the Company files its tax returns, typically in September or October each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2017 remain subject to examination by the Internal Revenue Service and the state department of revenue. The capital loss carryforwards shown above do not expire.

Note 8(b). Other Tax Information (unaudited)

For the fiscal years ended December 31, 2020, 2019 and 2018, 0.1%, 0.0% and 0.0%, respectively, of the dividends paid during the year were eligible for qualified dividend income treatment and the dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2020, 2019, and 2018, 92.05%, 83.81% and 89.69%, respectively, of each of the distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2020, 2019 and 2018, none of the distributions represent short-term capital gains dividends.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(in thousands, except share amounts)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Per Share Data: (a)
Net asset value, beginning of year	$21.44	$21.75	$21.81	$21.74	$20.79

Net investment income	1.40	1.71	1.77	1.62	1.68
Net realized and unrealized gain (loss)	(1.04)	(0.38)	(0.19)	0.05	0.84

Net increase in net assets resulting from operations	0.36	1.33	1.58	1.67	2.52
Distributions to stockholders (see note 8a):
From net investment income	(1.15)	(1.55)	(1.64)	(1.60)	(1.60)
From return of capital	(0.49)	(0.09)	—	—	—
Anti-dilution	—	—	—	—	0.03

Net asset value, end of year	$20.16	$21.44	$21.75	$21.81	$21.74

Per share market value, end of year	$17.51	$20.62	$19.19	$20.21	$20.82
Total Return(b)	(5.72%)	16.22%	2.77%	4.47%	37.49%
Net assets, end of year	$852,023	$905,880	$919,171	$921,605	$918,507
Shares outstanding, end of year	42,260,826	42,260,826	42,260,826	42,260,826	42,248,525
Ratios to average net assets:
Net investment income	6.93%	7.83%	8.10%	7.43%	7.91%

Operating expenses	4.14%	5.76%	5.83%	5.80%	6.25%
Interest and other credit facility expenses	3.18%	3.13%	2.67%	2.35%*	2.73%*

Total expenses	7.32%	8.89%	8.50%	8.15%	8.98%

Average debt outstanding	$556,104	$561,249	$508,445	$414,264	$495,795
Portfolio turnover ratio	26.0%	24.1%	39.3%	24.9%	31.0%

(a)	Calculated using the average shares outstanding method.
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

December 31, 2020

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

As of December 31, 2020 Crystal Financial LLC had 30 funded commitments to 24 different issuers with a total par value of approximately $404,115 on total assets of $433,914. As of December 31, 2019 Crystal Financial LLC had 35 funded commitments to 28 different issuers with total funded loans of approximately $496,833 on total assets of $518,024. As of December 31, 2020 and December 31, 2019, the largest loan outstanding totaled $45,000 and $45,000, respectively. For the same periods, the average exposure per issuer was $16,838 and $17,744, respectively. Crystal Financial LLC’s credit facility, which is non-recourse to Solar Capital, had approximately $183,896 and $275,954 of borrowings outstanding at December 31, 2020 and December 31, 2019, respectively. For the years ended December 31, 2020, 2019 and 2018 Crystal Financial LLC had net income of $23,293, $8,021 and $33,026, respectively, on gross income of $45,315, $61,177 and $58,758, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. Crystal Financial LLC’s consolidated financial statements for the fiscal years ended December 31, 2020 and December 31, 2019 are attached as an exhibit to this annual report on Form 10-K.

Note 11. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2020	$31,366	0.74	$14,894	0.35	$3,363	0.08	$18,257	0.43
September 30, 2020	28,851	0.68	14,267	0.34	4,350	0.10	18,617	0.44
June 30, 2020	28,625	0.68	14,201	0.34	39,845	0.94	54,046	1.28
March 31, 2020	32,904	0.78	15,853	0.38	(91,322)	(2.16)	(75,469)	(1.79)

December 31, 2019	$37,059	0.88	$17,123	0.41	$(19,287)	(0.46)	$(2,164)	(0.05)
September 30, 2019	39,711	0.94	18,426	0.44	(4,709)	(0.11)	13,717	0.32
June 30, 2019	38,682	0.92	18,432	0.44	1,199	0.03	19,631	0.46
March 31, 2019	39,259	0.93	18,464	0.44	6,368	0.15	24,832	0.59

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(in thousands, except share amounts)

Note 12. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Crystal Financial LLC. The total amount of these unfunded commitments as of December 31, 2020 and December 31, 2019 is $126,180 and $124,529, respectively, comprised of the following:

	December 31, 2020	December 31, 2019

Crystal Financial LLC*	$44,263	$44,263
Smile Doctors LLC	26,740	—
Soleo Health Holdings, Inc.	7,421	—
Cardiva Medical, Inc.	7,333	11,000
Kindred Biosciences, Inc.	6,897	13,795
Neuronetics, Inc.	6,691	—
One Touch Direct, LLC	5,042	—
PQ Bypass, Inc.	5,000	5,000
NEF Holdings, Inc.	4,150	—
Centrexion Therapeutics, Inc.	3,785	7,569
Atria Wealth Solutions, Inc.	3,529	387
Sentry Data Systems, Inc.	1,577	—
Pinnacle Treatment Centers, Inc.	1,386	—
Delphinus Medical Technologies, Inc.	1,250	—
Basic Fun, Inc.	1,116	—
Rubius Therapeutics, Inc.	—	13,430
Cerapedics, Inc.	—	5,372
Phynet Dermatology LLC	—	4,668
Altern Marketing, LLC	—	4,227
Varilease Finance, Inc.	—	3,438
MRI Software LLC	—	3,331
Enhanced Capital Group, LLC	—	2,523
Solara Medical Supplies, Inc.	—	1,934
RS Energy Group U.S., Inc.	—	1,685
Alimera Sciences, Inc.	—	1,115
iCIMS, Inc.	—	792

Total Commitments	$126,180	$124,529

*	The Company controls the funding of the Crystal Financial LLC commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2020 and December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(in thousands, except share amounts)

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

As of December 31, 2020, NEF had 138 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $188,448 on total assets of $263,443. As of December 31, 2019, NEF had 168 funded equipment-backed leases and loans to 78 different customers with a total net investment in leases and loans of approximately $244,996 on total assets of $304,203. As of December 31, 2020 and December 31, 2019, the largest position outstanding totaled $25,103 and $26,948, respectively. For the same periods, the average exposure per customer was $3,089 and $3,141, respectively. NEF’s credit facility, which is non-recourse to Solar Capital, had approximately $100,569 and $128,150 of borrowings outstanding at December 31, 2020 and December 31, 2019, respectively. For the years ended December 31, 2020, 2019 and 2018, NEF had net income (loss) of ($8,883), ($6,023) and $3,426, respectively on gross income of $24,512, $31,928 and $30,044, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. NEF’s consolidated financial statements for the fiscal years ended December 31, 2020 and December 31, 2019 are attached as an exhibit to this annual report on Form 10-K.

Note 14. Capital Share Transactions

As of December 31, 2020 and December 31, 2019, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2020	Year ended December 31, 2019
Shares issued in reinvestment of distributions	—	—	$—	$—

Net increase (decrease)	—	—	$—	$—

SOLAR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(in thousands, except share amounts)

Note 15. Kingsbridge Holdings, LLC

On November 3, 2020, the Company acquired 87.5% of Kingsbridge Holdings, LLC (“KBH”) through KBH Topco LLC (“KBHT”), a newly formed Delaware corporation. KBH is a residual focused independent mid-ticket lessor of equipment primarily to U.S. investment grade companies. The Company invested $216,596 to effect the transaction, of which $136,596 was invested to acquire 87.5% of KBHT’s equity and $80,000 in KBH’s debt. The existing management team of KBH committed to continue to lead KBH after the transaction. Post the transaction, the Company owns 87.5% of KBHT equity and the KBH management team owns the remaining 12.5% of KBHT’s equity.

As of December 31, 2020, KBHT had total assets of $744,684. KBHT also had recourse debt outstanding of $219,044 as well as non-recourse debt outstanding of $335,899. For the period November 3, 2020 through December 31, 2020, KBHT had net income of $2,170, on gross income of $43,618. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us. KBHT’s consolidated financial statements for the period November 3, 2020 through December 31, 2020 are attached as an exhibit to this annual report on Form 10-K.

Note 16. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On February 24, 2021, our Board declared a quarterly distribution of $0.41 per share payable on April 2, 2021 to holders of record as of March 18, 2021.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2020 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mr. Gross is an “interested person” of Solar Capital as defined in the Investment Company Act of 1940 (the “1940 Act”) due to his position as Co-Chief Executive Officer and President of the Company and a managing member of Solar Capital Partners, LLC (“Solar Capital Partners”), the Company’s investment adviser. Mr. Spohler is an “interested person” of the Company as defined in the 1940 Act due to his position as Co-Chief Executive Officer and Chief Operating Officer of the Company and a managing member of Solar Capital Partners, the Company’s investment adviser. Each of Mr. Wachter, Mr. Hochberg and Mr. Potter is not an “interested person” of the Company as defined in the 1940 Act.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Interested Director
Michael S. Gross, 59	Chairman of the Board of Directors, Co-Chief Executive Officer and President.	Class III Director since 2007; Term expires 2021.	Co-Chief Executive Officer of Solar Capital Ltd., Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC since June 2019 and President of Solar Capital Ltd. since 2007, Solar Senior Capital Ltd. since 2010, SCP Private Credit Income BDC LLC since 2018 and SLR HC BDC LLC since 2020; Sole Chief Executive Officer of Solar Capital Ltd. (February 2007-June 2019), of Solar Senior Capital Ltd. (December 2010-June 2019) and of SCP Private Credit Income BDC LLC (June 2018-June 2019).	Chairman of the Board of Directors of Solar Senior Capital Ltd. since 2010, of SCP Private Credit Income BDC LLC since 2018 and of SLR HC BDC LLC since 2020; Chairman of the Board of Directors of Global Ship Lease Inc.; Director of Jarden Corporation (2007-2016); Chairman of the Board of Mt. Sinai Children’s Center Foundation; Director of New York Road Runners; Member of the Kellogg Global Advisory Board; and Member of the Ross School Advisory Board at the University of Michigan.

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

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years (2)
Interested Director
Bruce Spohler, 60	Co-Chief Executive Officer, Chief Operating Officer and Director	Class II Director since 2009; Term expires 2023.	Co-Chief Executive Officer of Solar Capital Ltd., Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC since June 2019 and SLR HC BDC LLC since September 2020; Chief Operating Officer of Solar Capital Ltd. since February 2007, of Solar Senior Capital Ltd. since December 2010 and of SCP Private Credit Income BDC LLC since June 2018; previously, Managing Director and a former Co-Head of U.S. Leveraged Finance for CIBC World Markets.	Director of Solar Senior Capital Ltd. since 2010, of SCP Private Credit Income BDC LLC since 2018 and of SLR HC BDC LLC since 2020.

Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of Solar Capital’s business and operations, gives the board of directors valuable industry-specific knowledge and expertise on these and other matters.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director
Steven Hochberg, 59	Director	Class II Director since 2007; Term expires 2023.	Partner at Deerfield Management, a healthcare investment firm, since 2013. Co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment and development of biomedical companies, since 2004.	Director of Solar Senior Capital Ltd. since 2011, of SCP Private Credit Income BDC LLC since 2018, of SLR HC BDC LLC since 2020 and several private companies. Partner at Deerfield Management, a healthcare investment firm, since 2013. Co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment and development of biomedical companies, since 2004. Since 2011, Mr. Hochberg had been the Chairman of the Board of Continuum Health Partners until its merger with Mount Sinai in 2013, where he is the Senior Vice Chairman of the Mount Sinai Health System, a non-profit healthcare integrated delivery system in New York City. Director of a number of private healthcare companes, two special purposes acquisition companies, in cluding Deerfield Healthcare Technology Acquisitions Corp. and DFP Healthcare Acquisitions Corp., and the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine.

Mr. Hochberg’s varied experience in investing in medical technology companies provides the board of directors with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director
Leonard A. Potter, 59	Director	Class III Director since 2009; Term expires 2021.	President and Chief Investment Officer of Wildcat Capital Management, LLC since 2011; Co-founder and Senior Managing Director at Vida Ventures since 2017; Chief Executive Officer of Infinity Q Capital Management, LLC from 2014 to 2020; Managing Director of Soros Private Equity at Soros Fund Management LLC from 2002 to 2009.	Director of Solar Senior Capital Ltd. since 2011, SCP Private Credit Income BDC LLC since 2018, SLR HC BDC LLC since 2020, Hilton Grand Vacations Inc. since 2017, SuRo Capital Corp. (formerly known as Sutter Rock Capital Corp.) since 2011, and several private companies. Non-Executive Chairman of Infinity Q Management since 2020.

Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the board of directors on regulatory and risk management issues. In addition, his tenure in private equity and other investments and service as a director of both public and private companies provide industry-specific knowledge and expertise to the board of directors.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director
David S. Wachter, 57	Director	Class I Director since 2007; Term expires 2022.	Founding Partner and Managing Partner of W Capital Partners, a private equity fund manager, since 2001.	Director of Solar Senior Capital Ltd. since 2011, SCP Private Credit Income BDC LLC since 2018, SLR HC BDC LLC since 2020 and of several private companies.

Mr. Wachter’s extensive knowledge of private equity and investment banking provides the board of directors with the valuable insight of an experienced financial manager.

(1)	The business address of the director nominees and other directors is c/o Solar Capital Ltd., 500 Park Avenue, New York, New York 10022.

(2)

All of the Company’s directors also serve as directors of Solar Senior Capital Ltd., SCP Private Credit Income BDC LLC and SLR HC BDC LLC, which are investment companies that have each elected to be regulated as a business development company (“BDC”) and for which Solar Capital Partners serves as investment adviser. Mr. Potter also serves as a director of SuRo Capital Corp. (formerly known as Sutter Rock Capital Corp.), which is a closed-end management investment company that has elected to be regulated as a BDC.

Information about Executive Officers Who Are Not Directors

The following information, as of December 31, 2020, pertains to our executive officers who are not directors of the Company.

Name, Address, and Age(1)	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years
Richard L. Peteka, 59	Chief Financial Officer, Treasurer and Secretary	Chief Financial Officer, Treasurer and Secretary of the Company and of Solar Senior Capital Ltd. since May 2012, of SCP Private Credit Income BDC LLC since June 2018 and SLR HC BDC LLC since September 2020. Mr. Peteka joined the Company from Apollo Investment Corporation, a publicly-traded business development company, where he served from 2004 to 2012 as the Chief Financial Officer and Treasurer.
Guy Talarico, 65	Chief Compliance Officer	Chief Compliance Officer of Solar Capital Ltd. since 2008, Solar Senior Capital Ltd. since 2010, SCP Private Credit Income BDC LLC since 2018, SLR HC BDC LLC since 2020 and Solar Capital Partners, LLC since February 2016—all affiliated entities; and Chief Executive Officer of Alaric Compliance Services, LLC (successor to EOS Compliance Services LLC) since December 2005. In conjunction with this primary occupation, Mr. Talarico has served and continues to serve as Chief Compliance Officer for other business development companies, funds, and/or investment advisers who are not affiliated with the Solar Capital entities.

(1)	The business address of the executive officers is c/o Solar Capital Ltd., 500 Park Avenue, New York, New York 10022.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2020 Annual Meeting of Stockholders.

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

Compensation of Directors

The following table sets forth compensation of the Company’s directors, for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation	Total
Interested Directors
Michael S. Gross	—	—	—	—
Bruce Spohler	—	—	—	—
Independent Directors
Steven Hochberg	$127,000	—	—	$127,000
David S. Wachter	$122,000	—	—	$122,000
Leonard A. Potter	$122,000	—	—	$122,000

(1)	For a discussion of the independent directors’ compensation, see below.
(2)

We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors. However, our independent directors have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during 2020.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2020 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 19, 2021, the beneficial ownership of each current director, the nominees for directors, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Michael S. Gross(3)(4)	2,663,881	6.3%
Bruce Spohler(3)	2,275,787	5.4%
Independent Directors
Steven Hochberg	10,000	*
Leonard A. Potter	10,000	*
David S. Wachter	46,392	*
Executive Officers
Richard L. Peteka	24,000	0.1%
Guy Talarico	10,350	*
All executive officers and directors as a group (7 persons)	2,832,149	6.7%
Wellington Management Group LLP(5)	2,714,236	6.4%
Thornburg Investment Management Inc.(6)	4,654,145	11.0%

*	Represents less than one percent.
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

(2)	Based on a total of 42,260,826 shares of the Company’s common stock issued and outstanding as of February 19, 2021.
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
(4)

Includes 97,250 shares directly held by Michael S. Gross’ profit sharing plan (the “Profit Sharing Plan”). Mr. Gross may be deemed to directly beneficially own these shares as the sole participant in the Profit Sharing Plan. Also includes 20,000 shares directly held by the GRAT setup by and for Michael S. Gross, which Mr. Gross may be deemed to directly beneficially own as the sole trustee of the GRAT. Also includes 88,775 shares held by certain trusts for the benefit of family members for which Mr. Gross serves as trustee (the “Family Trusts”).    Mr. Gross may be deemed to directly beneficially own these shares by virtue of his control with respect to the Family Trusts, and disclaims beneficial ownership of the securities held by the Family Trusts except to the extent of his pecuniary interest therein.

(5)

Based upon information contained in the Schedule 13G/A filed February 4, 2021 by Wellington Management Group LLP. Such securities are held by certain investment vehicles controlled and/or managed by Wellington Management Company, LLP or its affiliates. The address for Wellington Management Company, LLP is 280 Congress Street, Boston, MA 02210.

(6)

Based upon information contained in the Schedule 13G filed February 9, 2021 by Thornburg Investment Management Inc. Such securities are held by certain investment vehicles controlled and/or managed by Thornburg Investment Management Inc. or its affiliates. The address for Thornburg Investment Management Inc. is 2300 North Ridgetop Road, Santa Fe, New Mexico 87506.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 19, 2021. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Michael S. Gross	Over $	100,000
Bruce Spohler	Over $	100,000
Independent Directors
Steven Hochberg	Over $	100,000
Leonard A. Potter	Over $	100,000
David S. Wachter	Over $	100,000

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)

The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $19.01 on February 19, 2021 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

Solar Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, Solar Capital Partners presently serves as investment adviser to private funds and managed accounts as well as to Solar Senior Capital Ltd., a publicly-traded BDC, which focuses on investing primarily in senior secured loans, including first lien and second lien debt instruments, SCP Private Credit Income BDC LLC, an unlisted BDC, which focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans and SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry. In addition, Michael S. Gross, our Chairman and Co-Chief Executive Officer, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Senior Capital Ltd., SCP Private Credit Income BDC LLC and SLR HC BDC LLC.

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

Related party transactions may occur among Solar Capital Ltd., Crystal Financial LLC, Equipment Operating Leases LLC, Loyer Capital LLC, North Mill Holdco LLC, Gemino Healthcare Finance, LLC and NEF Holdings LLC. These transactions may occur in the normal course of business. No administrative or other fees are paid to Solar Capital Partners by Crystal Financial LLC, Equipment Operating Leases LLC, Loyer Capital LLC, North Mill Holdco LLC, Gemino Healthcare Finance, LLC or NEF Holdings LLC.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Regulatory restrictions limit our ability to invest in any portfolio company in which any affiliate currently has an investment. The Company obtained its most recent exemptive order from the SEC on June 13, 2017 (the “Exemptive Order”). The Exemptive Order permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is an investment adviser that controls, is controlled by or is under common control with Solar Capital Partners and is registered as an investment adviser under the Advisers Act, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Exemptive Order. We believe that it will be advantageous for us to co-invest with funds managed by Solar Capital Partners where such investment is consistent with the investment objectives, investment positions, investment policies, investment strategy, investment restrictions, regulatory requirements and other pertinent factors applicable to us.

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

Board Consideration of the Investment Advisory and Management Agreement

Our board of directors determined at a virtual meeting held on November 2, 2020, to approve the Advisory Agreement between the Company and Solar Capital Partners. In reliance on certain exemptive relief provided by the SEC in connection with the global COVID-19 pandemic, our board undertook to ratify the Advisory Agreement at its next in-person meeting. In its consideration of the approval of the Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

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

•

the advisory fees charged by Solar Capital Partners to the Company, to Solar Senior Capital Ltd. and to SCP Private Credit Income BDC LLC, the advisory fees that will be charged by Solar Capital Partners to SLR HC BDC LLC, and comparative data regarding the advisory fees charged by other investment advisers to business development companies with similar investment objectives, and concluded that the advisory fees charged by Solar Capital Partners to the Company are reasonable;

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

Item 14.	Principal Accountant Fees and Services

KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

Table below in thousands

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019
Audit Fees	$655.3	$615.0
Audit-Related Fees	—	64.5
Tax Fees	165.8	204.7
All Other Fees	—	—

Total Fees:	$821.1	$884.2

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

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2020, the Audit Committee pre-approved 100% of services described in this policy.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023(8)

4.4	Description of Securities*

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Senior Secured Credit Agreement by and between the Registrant, Citibank, N.A., as administrative agent, the lenders party thereto and JPMorgan Chase Bank, N.A., as syndication agent(9)

10.6	Third Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and Solar Capital Partners, LLC(7)

10.7	Form of Custodian Agreement(6)

10.8	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(5)

10.9	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.10	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.11	Form of Share Purchase Agreement by and between Registrant and Solar Capital Investors II, LLC(2)

10.12	Form of Registration Rights Agreement(4)

10.13	Form of Subscription Agreement(4)

10.14	Form of Note Purchase Agreement by and between the Registrant and the lenders party thereto(10)

10.15	Form of First Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto(10)

10.16	Form of Second Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto(10)

10.17	Form of Third Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto(10)

14.1	Code of Ethics*

14.2	Code of Business Conduct(5)

21.1	Subsidiaries of Solar Capital Ltd.*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

Exhibit Number	Description

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Crystal Financial LLC (A Delaware Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2020 and December 31, 2019*

99.2	NEF Holdings, LLC and Subsidiaries (A Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2020 and December 31, 2019*

99.3	KBH Topco, LLC (A Delaware Limited Liability Company) Consolidated Financial Statements for the period November 3, 2020 to December 31, 2020*

99.4	Report of Independent Registered Public Accounting Firm on Supplemental Information*

(1)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with Solar Capital Ltd.’s report on Form 8-K filed on November 29, 2010.
(5)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
(6)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(7)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on August 6, 2018.
(8)	Previously filed in connection with Solar Capital Ltd.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.
(9)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-Q filed on November 4, 2019.
(10)	Previously filed in connection with Solar Capital Ltd.’s report on Form 10-K filed on February 20, 2020.
*	Filed herewith.

c. Consolidated Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated:

Consolidated Financial Statements for Crystal Financial LLC’s (A Delaware Limited Liability Company) years ended December 31, 2020 and December 31, 2019 are attached as Exhibit 99.1 hereto.

Consolidated Financial Statements for NEF Holdings, LLC’s (A Delaware Limited Liability Company) years ended December 31, 2020 and December 31, 2019 are attached as Exhibit 99.2 hereto.

Consolidated Financial Statements for KBH Topco LLC’s (A Delaware Limited Liability Company) period November 3, 2020 to December 31, 2020 are attached as Exhibit 99.3 hereto.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS	/s/ BRUCE J. SPOHLER
	Michael S. Gross Co-Chief Executive Officer, President, Chairman of the Board and Director Date: February 24, 2021	Bruce J. Spohler Co-Chief Executive Officer, Chief Operating Officer and Director Date: February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 24, 2021	/s/ MICHAEL S. GROSS Michael S. Gross	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 24, 2021	/s/ BRUCE J. SPOHLER Bruce J. Spohler	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)

February 24, 2021	/s/ STEVEN HOCHBERG Steven Hochberg	Director

February 24, 2021	/s/ DAVID S. WACHTER David S. Wachter	Director

February 24, 2021	/s/ LEONARD A. POTTER Leonard A. Potter	Director

February 24, 2021	/s/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary