Form 10-Q
period 2021-03-31
SLR Investment Corp.
filed 2021-05-05
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00754

SLR INVESTMENT CORP.

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of April 30, 2021 was 42,260,826.

SLR INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of March 31, 2021 (unaudited) and December 31, 2020	1

	Consolidated Statements of Operations for the three months ended March 31, 2021 (unaudited) and the three months ended March 31, 2020 (unaudited)	2

	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2021 (unaudited) and the three months ended March 31, 2020 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2021 (unaudited) and the three months ended March 31, 2020 (unaudited)	4

	Consolidated Schedule of Investments as of March 31, 2021 (unaudited)	5

	Consolidated Schedule of Investments as of December 31, 2020	10

	Notes to Consolidated Financial Statements (unaudited)	15

	Report of Independent Registered Public Accounting Firm	31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

	Signatures	49

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Investment Corp. unless the context states otherwise.

Item 1.	Financial Statements

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Investments at fair value:
Companies less than 5% owned (cost: $869,229 and $832,507, respectively)	$865,066	$822,298
Companies more than 25% owned (cost: $723,909 and $724,428, respectively)	709,498	709,653
Cash	7,762	8,779
Cash equivalents (cost: $350,000 and $379,997, respectively)	350,000	379,997
Dividends receivable	9,508	7,927
Interest receivable	6,875	6,478
Receivable for investments sold	956	255
Prepaid expenses and other assets	752	571

Total assets	$1,950,417	$1,935,958

Liabilities
Debt ($711,000 and $677,000 face amounts, respectively, reported net of unamortized debt issuance costs of $5,155 and $5,549, respectively. See notes 6 and 7)	$705,845	$671,451
Payable for investments and cash equivalents purchased	350,041	380,038
Distributions payable	17,327	17,327
Management fee payable (see note 3)	6,810	6,535
Performance-based incentive fee payable (see note 3)	3,867	792
Interest payable (see note 7)	6,723	3,416
Administrative services payable (see note 3)	995	1,946
Other liabilities and accrued expenses	2,603	2,430

Total liabilities	$1,094,211	$1,083,935

Commitments and contingencies (see note 10)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,260,826 shares issued and outstanding, respectively	$423	$423
Paid-in capital in excess of par	962,481	962,481
Accumulated distributable net loss	(106,698)	(110,881)

Total net assets	$856,206	$852,023

Net Asset Value Per Share	$20.26	$20.16

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2021	March 31, 2020
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$20,832	$24,834
Companies more than 25% owned	2,885	1,356
Dividends:
Companies less than 5% owned	133	13
Companies more than 25% owned	9,575	6,468
Other income:
Companies less than 5% owned	2,462	228
Companies more than 25% owned	—	5

Total investment income	35,887	32,904

EXPENSES:
Management fees (see note 3)	$6,810	$6,269
Performance-based incentive fees (see note 3)	3,867	1,480
Interest and other credit facility expenses (see note 7)	7,229	7,040
Administrative services expense (see note 3)	1,360	1,147
Other general and administrative expenses	1,155	1,115

Total expenses	20,421	17,051

Net investment income	$15,466	$15,853

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS, DEBT AND UNFUNDED COMMITMENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$(366)	$28

Net change in unrealized gain (loss) on investments, cash equivalents and unfunded commitments and net change in unrealized (gain) loss on debt:
Companies less than 5% owned	6,046	(47,415)
Companies more than 25% owned	364	(55,074)
Debt	—	11,500
Unfunded commitments	—	(361)

Net change in unrealized gain (loss) on investments, cash equivalents, debt and unfunded commitments	6,410	(91,350)

Net realized and unrealized gain (loss) on investments, cash equivalents, debt and unfunded commitments	6,044	(91,322)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$21,510	$(75,469)

EARNINGS (LOSS) PER SHARE (see note 5)	$0.51	$(1.79)

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2021	March 31, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income	$15,466	$15,853
Net realized gain (loss)	(366)	28
Net change in unrealized gain (loss)	6,410	(91,350)

Net increase (decrease) in net assets resulting from operations	21,510	(75,469)

Distributions to stockholders:
From net investment income	(17,327)	(17,327)

Capital transactions (see note 12):
Net increase in net assets resulting from capital transactions	—	—

Total increase (decrease) in net assets	4,183	(92,796)
Net assets at beginning of period	852,023	905,880

Net assets at end of period	$856,206	$813,084

Capital stock activity (see note 12):
Net increase from capital stock activity	—	—

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$21,510	$(75,469)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	366	(28)
Net change in unrealized (gain) loss on investments	(6,410)	102,446
Net change in unrealized loss on debt	—	(11,500)
(Increase) decrease in operating assets:
Purchase of investments	(98,715)	(79,642)
Proceeds from disposition of investments	65,514	197,548
Net accretion of discount on investments	(1,654)	(1,554)
Capitalization of payment-in-kind interest	(1,737)	(156)
Collections of payment-in-kind interest	23	123
Receivable for investments sold	(701)	420
Interest receivable	(397)	(511)
Dividends receivable	(1,581)	4,231
Prepaid expenses and other assets	(181)	(208)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(29,997)	6,217
Management fee payable	275	(478)
Performance-based incentive fee payable	3,075	(2,801)
Administrative services expense payable	(951)	(2,757)
Interest payable	3,307	2,881
Other liabilities and accrued expenses	173	459

Net Cash Provided by (Used in) Operating Activities	(48,081)	139,221

Cash Flows from Financing Activities:
Cash distributions paid	(17,327)	(17,327)
Deferred financing costs	394	185
Proceeds from secured borrowings	146,000	31,000
Repayment of secured borrowings	(112,000)	(103,900)

Net Cash Provided by (Used in) Financing Activities	17,067	(90,042)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,014)	49,179
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	388,776	436,354

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$357,762	$485,533

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,922	$4,159

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 98.1%

First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550	1.00%	6.50%	5/7/2018	5/9/2025	$16,687	$16,495	$16,436
Alteon Health, LLC	Health Care Providers & Services	L+650	1.00%	7.50%	9/14/2018	9/1/2023	14,249	14,195	13,964
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650	1.00%	7.50%	5/5/2016	6/8/2023	29,970	29,554	27,722
Atria Wealth Solutions, Inc.	Diversified Financial Services	L+600	1.00%	7.00%	9/14/2018	11/30/2022	6,393	6,364	6,393
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700	—	7.22%	3/19/2019	9/30/2021	2,929	2,929	2,929
Basic Fun, Inc.	Specialty Retail	L+675	1.00%	7.75%	10/30/2020	10/30/2023	2,150	2,121	2,128
Enhanced Permanent Capital, LLC(3)	Capital Markets	L+700	1.00%	8.00%	12/29/2020	12/29/2025	21,489	20,895	20,871
Foundation Consumer Brands, LLC	Personal Products	L+638	1.00%	7.38%	2/12/2021	2/12/2027	37,058	36,148	36,131
High Street Insurance Partners, Inc.	Insurance	L+650	1.00%	7.50%	3/3/2021	12/3/2025	1,406	1,385	1,392
iCIMS, Inc.	Software	L+650	1.00%	7.50%	9/7/2018	9/12/2024	19,341	19,067	19,341
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700	1.00%	8.00%	12/21/2018	12/21/2024	80,000	79,653	80,000
KORE Wireless Group, Inc.	Wireless Telecommunication Services	L+550	—	5.70%	12/21/2018	12/21/2024	36,385	35,886	36,385
Legility, LLC	Commercial Services & Supplies	L+600	1.00%	7.00%	2/27/2020	12/17/2025	19,500	19,174	18,720
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	6.75%	9/14/2018	12/22/2024	7,008	6,966	6,868
One Touch Direct, LLC	Commercial Services & Supplies	P+75	—	4.00%	4/3/2020	9/30/2022	252	252	252
Pet Holdings ULC & Pet Supermarket, Inc. (3)	Specialty Retail	L+550	1.00%	6.50%	9/14/2018	7/5/2022	28,670	28,560	28,670
PhyNet Dermatology LLC	Health Care Providers & Services	L+650(18)	1.00%	7.50%	9/5/2018	8/16/2024	14,644	14,568	14,132
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	L+575	1.00%	6.75%	1/22/2020	12/31/2022	11,770	11,696	11,770
PPT Management Holdings, LLC	Health Care Providers & Services	L+850(15)	1.00%	9.50%	9/14/2018	12/16/2022	20,907	20,848	19,130
Sentry Data Systems, Inc.	Software	L+675	1.00%	7.75%	9/27/2020	10/6/2025	15,726	15,437	15,726
Smile Doctors LLC	Personal Products	L+600	1.00%	7.00%	12/17/2020	10/6/2022	10,420	10,227	10,211
The Children’s Place, Inc.(3)	Specialty Retail	L+800	1.00%	9.00%	10/5/2020	5/9/2024	15,765	15,556	15,765
USR Parent, Inc. (Staples)	Specialty Retail	L+884	1.00%	9.84%	6/3/2020	9/12/2022	4,132	4,132	4,153

Total First Lien Bank Debt/Senior Secured Loans								$412,108	$409,089

Second Lien Asset-Based Senior Secured Loans
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800	1.00%	9.00%	3/29/2017	4/17/2024	19,457	$19,357	$19,457
Varilease Finance, Inc.	Multi-Sector Holdings	L+750	1.00%	8.50%	8/22/2014	11/15/2025	36,438	36,312	36,438

Total Second Lien Asset-Based Senior Secured Loans								$55,669	$55,895

Second Lien Bank Debt/Senior Secured Loans
PhyMed Management LLC	Health Care Providers & Services	L+1200(17)	1.00%	13.00%	12/18/2015	9/30/2022	34,684	$34,560	$32,430
Rug Doctor LLC (2)	Diversified Consumer Services	L+975(11)	1.50%	11.25%	12/23/2013	5/16/2023	10,859	10,844	10,859

Total Second Lien Bank Debt/Senior Secured Loans								$45,404	$43,289

First Lien Life Science Senior Secured Loans

Alimera Sciences, Inc.	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$20,074	$20,342	$20,325
Apollo Endosurgery, Inc.	Health Care Equipment & Supplies	L+750	1.36%	8.86%	3/15/2019	9/1/2024	20,492	20,932	20,901
Ardelyx, Inc. (3)	Pharmaceuticals	L+745	0.25%	7.70%	5/10/2018	11/1/2022	24,500	25,379	25,358
Axcella Health Inc.	Pharmaceuticals	L+850	0.20%	8.70%	1/9/2018	1/1/2023	26,000	27,166	27,040
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	16,400	16,527	16,605
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	24,175	24,584	24,598
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850	1.00%	9.50%	8/18/2017	6/1/2022	2,177	2,442	2,428
GenMark Diagnostics, Inc. (3)	Health Care Providers & Services	L+590	2.51%	8.41%	2/1/2019	2/1/2023	49,522	51,136	53,459
Kindred Biosciences, Inc. (16)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	9,197	9,262	9,265
Neuronetics, Inc. (3)	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	15,613	15,734	15,730
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+985	1.00%	9.05%	7/30/2018	9/1/2021	10,500	11,669	11,550
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+795	1.00%	8.95%	12/20/2018	12/19/2022	10,000	10,244	10,725
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550	—	5.65%	12/21/2018	12/21/2023	40,291	40,790	40,795
scPharmaceuticals, Inc.	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	4,684	4,729	4,730
SI-BONE, Inc. (3)	Health Care Equipment & Supplies	L+940	0.33%	9.73%	5/29/2020	6/1/2025	17,843	17,879	17,888
SOC Telemed, Inc. (3)	Health Care Providers & Services	L+747	0.13%	7.60%	3/26/2021	4/1/2026	30,247	30,100	30,096

Total First Lien Life Science Senior Secured Loans								$328,915	$331,493

Total Senior Secured Loans								$842,096	$839,766

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing —33.4%
Aero Operating LLC (10)	Commercial Services & Supplies	9.09-9.64%	2/12/2021	3/1/2025-4/1/2025	$3,397	$3,397	$3,397
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	3/28/2022	5,046	5,022	5,096
Blackhawk Mining, LLC (14)	Oil, Gas & Consumable Fuels	10.97-11.16%	2/16/2018	3/1/2022-11/1/2022	3,078	2,989	3,001
Boart Longyear Company (14)	Metals & Mining	9.77-10.44%	5/28/2020	7/1/2024-4/1/2025	4,716	4,716	4,716
C&H Paving, Inc. (14)	Construction & Engineering	9.94-11.66%	12/26/2018	1/1/2024-11/1/2024	3,288	3,325	3,283
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023-6/22/26	3,694	3,694	3,630
Central Freight Lines, Inc. (10)	Road & Rail	7.16%	7/31/2017	1/14/2024	1,132	1,132	1,132
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	2,117	2,117	2,117
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	2,710	2,756	2,710
Easton Sales and Rentals, LLC (10)	Commercial Services & Supplies	10.00%	9/18/2018	10/1/2021	1,061	1,061	1,020
EasyPak, LLC (10)	Containers & Packaging	9.01%	1/6/2021	1/1/2024	852	852	852
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	6,375	6,420	6,375
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/2022-4/27/2025	25,445	25,445	24,663
EquipmentShare.com, Inc. (14)	Commercial Services & Supplies	6.60%	1/8/2020	1/8/2025	7,413	7,033	7,413
Family First Freight, LLC (10)	Road & Rail	8.00-10.10%	7/31/2017	6/1/2022-5/1/2023	818	818	812
Freightsol LLC (14)	Road & Rail	12.51-12.89%	4/9/2019	11/1/2023	1,757	1,784	1,757
Garda CL Technical Services, Inc. (14)	Commercial Services & Supplies	8.30-8.77%	3/22/2018	6/5/2023-10/5/2023	1,784	1,784	1,781
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	12/4/2021	923	923	904
Globecomm Systems Inc. (14)	Wireless Telecommunication Services	13.18%	5/10/2018	7/1/2021	240	240	240
GMT Corporation (14)	Machinery	12.55%	10/23/2018	10/23/2023	5,098	5,066	5,098
Haljoe Coaches USA, LLC (14)	Road & Rail	8.03-9.69%	7/31/2017	7/1/2022-7/1/2024	5,057	5,057	4,280
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%	11/15/2018	5/1/2024-9/1/2025	500	500	488
Hypro, Inc. (10)	Machinery	11.53%	9/30/2019	10/1/2023	1,845	1,858	1,797
Interstate NDT, Inc. (14)	Road & Rail	10.91-14.11%	6/11/2018	7/1/2023-10/25/2023	1,721	1,721	1,633
ISR Holdings, LLC (10)	Commercial Services & Supplies	9.25%	8/27/2019	8/27/2022	2,686	2,686	2,686
JP Motorsports, Inc. (14)	Road & Rail	15.70%	8/17/2018	1/25/2022	61	61	60
Kool Pak, LLC (14)	Road & Rail	8.58%	2/5/2018	3/1/2024	451	451	451
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/24-9/25/24	14,731	14,731	14,456
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022-2/28/2025	1,870	1,865	1,902
Rane Light Metal Castings Inc. (14)	Machinery	10.00%	6/1/2020	7/1/2024	318	318	318
Rango, Inc. (10)(14)	Commercial Services & Supplies	9.33-9.79%	9/24/2019	4/1/2023-11/1/2024	4,770	4,832	4,681
Rossco Crane & Rigging, Inc. (14)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	266	266	264
Royal Coach Lines, Inc.(14)	Road & Rail	9.56%	11/21/2019	8/1/2025	1,159	1,159	1,035
Royal Express Inc. (14)	Road & Rail	9.53%	1/17/2019	2/1/2024	858	870	858
Sidelines Tree Service LLC (14)	Diversified Consumer Services	10.25%	7/31/2017	10/1/2022	71	71	69
SLR Equipment Finance (2)	Multi-Sector Holdings	8.50%	8/14/2020	8/14/2021	850	850	850
South Texas Oilfield Solutions, LLC (14)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	1,996	1,996	1,920
ST Coaches, LLC (14)	Road & Rail	8.21-8.58%	7/31/2017	10/1/2022-1/25/2025	4,857	4,857	4,410
Stafford Logistics, Inc. (10)	Commercial Services & Supplies	12.63-13.12%	9/11/2019	10/1/2024-10/1/2025	6,583	6,583	6,328
Star Coaches Inc. (14)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,432	3,432	2,943
Sturgeon Services International Inc. (10)	Energy Equipment & Services	18.42%	7/31/2017	2/28/2022	644	644	608
Sun-Tech Leasing of Texas, L.P. (14)	Road & Rail	8.68%	7/31/2017	7/25/2021	18	18	18
Superior Transportation, Inc. (14)	Road & Rail	10.22-10.62%	7/31/2017	1/1/2026	5,367	5,367	5,367
Tailwinds, LLC (10)	Air Freight & Logistics	8.50-9.00%	7/26/2019	8/1/2024-10/16/2025	2,544	2,544	2,544
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	10.03-14.97%	7/31/2017	10/29/2023-2/10/2024	3,958	3,960	3,685
Thora Capital, LLC (10)	Airlines	9.00%	7/3/2019	7/1/2025	5,441	5,441	5,436
Trolleys, Inc. (14)	Road & Rail	9.98%	7/18/2018	8/1/2022	1,964	1,964	1,886
Up Trucking Services, LLC (14)	Road & Rail	11.21-13.03%	3/23/2018	4/1/2022-8/1/2024	1,240	1,254	1,247
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%	7/11/2019	8/1/2024-8/1/2026	2,962	2,962	2,906
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%	7/31/2019	8/1/2024-10/5/25	1,053	1,059	1,053
Womble Company, Inc. (14)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	659	659	646

					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)	Multi-Sector Holdings		7/31/2017		200	145,000	129,102

Total Equipment Financing						$305,610	$285,924

Preferred Equity – 0.7%
SOAGG LLC (2)(3)(4)	Aerospace & Defense	8.00%	12/14/2010	6/30/2023	446	$446	$1,733
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00%(11)	6/8/2012	6/30/2023	53,976	5,398	4,102

Total Preferred Equity						$5,844	$5,835

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—51.7%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	6,347	$106	$—
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	95
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	103
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	208,000	63	287
KBH Topco LLC (Kingsbridge) (2)(5)	Multi-Sector Holdings	11/3/2020	73,500,000	136,596	136,596
PQ Bypass, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2018	300,000	106	675
RD Holdco Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	1,226
RD Holdco Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Scynexis, Inc. Warrants *	Pharmaceuticals	9/30/2016	12,243	105	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	406,923	117	1,074
SLR Credit Solutions (2)(3)	Diversified Financial Services	12/28/2012	280,303	280,737	297,766
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	27,352	152	1

Total Common Equity/Equity Interests/Warrants				$439,588	$443,039

Total Investments (6) — 183.9%				$1,593,138	$1,574,564

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 40.9%
U.S. Treasury Bill	Government	3/31/2021	5/13/2021	$350,000	$350,000	$350,000

Total Investments & Cash Equivalents —224.8%					$1,943,138	$1,924,564
Liabilities in Excess of Other Assets — (124.8%)						(1,068,358)

Net Assets — 100.0%						$856,206

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of March 31, 2021.

(2)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2021 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2020	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend Income	Fair Value at March 31, 2021
AviatorCap SII, LLC	$2,941	$—	$12	$—	$—	$52	$2,929
Equipment Operating Leases, LLC	25,540	—	893	—	16	530	24,663
Kingsbridge Holdings, LLC	80,000	—	—	—	(19)	1,619	80,000
KBH Topco, LLC (Kingsbridge)	136,596	—	—	—	—	2,750	136,596
Loyer Capital LLC	14,456	—	—	—	—	365	14,456
RD Holdco Inc. (Rug Doctor, common equity)	1,226	—	—	—	—	—	1,226
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	—	—	—	—	—	—	—
Rug Doctor LLC	10,559	300	—	—	(1)	301	10,859
SLR Credit Solutions	296,766	—	—	—	1,000	6,000	297,766
SLR Equipment Finance (equity)	129,102	—	—	—	—	—	129,102
SLR Equipment Finance (debt)	850	—	—	—	—	18	850
SOAGG LLC	2,300	—	—	—	(567)	759	1,733
SOINT, LLC	4,101	66	—	—	(65)	66	4,102

	$709,653	$366	$905	$—	$364	$12,460	$709,498

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2021

(in thousands)

(3)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2021, on a fair value basis, non-qualifying assets in the portfolio represented 28.3% of the total assets of the Company.

(4)	The Company’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(5)	Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $10,855; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $56,198 and $45,343, respectively, based on a tax cost of $1,563,709. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(7)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are often subject to a LIBOR or PRIME rate floor.
(8)	Denotes a Level 1 investment.
(9)	SLR Equipment Finance is held through NEFCORP LLC, a wholly-owned consolidated taxable subsidiary and NEFPASS LLC, a wholly-owned consolidated subsidiary.
(10)	Indicates an investment that is wholly held by the Company through NEFPASS LLC.
(11)	Interest is paid in kind (“PIK”).
(12)	Denotes a subsidiary of SLR Equipment Finance.
(13)	OmniGuide Holdings, Inc., Domain Surgical, Inc. and OmniGuide, Inc. are co-borrowers.
(14)

Indicates an investment that is held by the Company through its wholly-owned consolidated financing subsidiary NEFPASS SPV, LLC (the “NEFPASS SPV”). Such investments are pledged as collateral under the NEFPASS SPV, LLC Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(15)	Spread is 6.00% Cash / 2.50% PIK.
(16)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
(17)	Spread is 2.50% Cash / 9.50% PIK.
(18)	Spread is 5.50% Cash / 1.00% PIK.
*	Non-income producing security.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2021

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2021
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	26.8%
Diversified Financial Services (includes SLR Credit Solutions)	19.3%
Health Care Providers & Services	12.2%
Pharmaceuticals	9.2%
Health Care Equipment & Supplies	6.7%
Commercial Services & Supplies	3.8%
Specialty Retail	3.2%
Personal Products	2.9%
Wireless Telecommunication Services	2.3%
Software	2.2%
Communications Equipment	2.2%
Road & Rail	2.2%
Capital Markets	1.3%
Thrifts & Mortgage Finance	1.2%
Diversified Consumer Services	1.2%
Airlines	0.8%
Aerospace & Defense	0.6%
Machinery	0.5%
Metals & Mining	0.3%
Construction & Engineering	0.2%
Energy Equipment & Services	0.2%
Oil, Gas & Consumable Fuels	0.2%
Auto Components	0.2%
Air Freight & Logistics	0.2%
Insurance	0.1%
Containers & Packaging	0.0%
Health Care Technology	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2020

(in thousands)

Description	Industry	Spread Above Index(7)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 93.7%

First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550	1.00%	6.50%	5/7/2018	5/9/2025	$16,869	$16,666	$16,531
Alteon Health, LLC	Health Care Providers & Services	L+650	1.00%	7.50%	9/14/2018	9/1/2023	14,293	14,233	14,007
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650	1.00%	7.50%	5/5/2016	6/8/2023	29,984	29,520	27,735
Atria Wealth Solutions, Inc	Diversified Financial Services	L+600	1.00%	7.00%	9/14/2018	11/30/2022	5,841	5,808	5,841
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700	—	7.23%	3/19/2019	1/29/2021	2,941	2,941	2,941
Basic Fun, Inc	Specialty Retail	L+675	1.00%	7.75%	10/30/2020	10/30/2023	3,183	3,138	3,135
Enhanced Permanent Capital, LLC(3)	Capital Markets	L+700	1.00%	8.00%	12/29/2020	12/29/2025	18,288	17,763	17,763
iCIMS, Inc.	Software	L+650	1.00%	7.50%	9/7/2018	9/12/2024	19,341	19,050	18,955
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700	1.00%	8.00%	12/21/2018	12/21/2024	80,000	79,634	80,000
KORE Wireless Group, Inc.	Wireless Telecommunication Services	L+550	—	5.75%	12/21/2018	12/21/2024	36,477	35,949	36,477
Legility, LLC	Commercial Services & Supplies	L+600	1.00%	7.00%	2/27/2020	12/17/2025	19,625	19,282	18,644
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	6.75%	9/14/2018	12/22/2024	7,027	6,983	6,887
One Touch Direct, LLC	Commercial Services & Supplies	P+100	—	6.50%	4/3/2020	3/29/2021	2,458	2,458	2,458
Pet Holdings ULC & Pet Supermarket, Inc. (3)	Specialty Retail	L+550	1.00%	6.50%	9/14/2018	7/5/2022	28,745	28,614	28,457
PhyNet Dermatology LLC	Health Care Providers & Services	L+550	1.00%	6.50%	9/5/2018	8/16/2024	17,065	16,973	16,468
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	L+625	1.00%	7.25%	1/22/2020	12/31/2022	11,773	11,688	11,773
PPT Management Holdings, LLC	Health Care Providers & Services	L+850(15)	1.00%	9.50%	9/14/2018	12/16/2022	20,816	20,749	18,943
Sentry Data Systems, Inc	Software	L+675	1.00%	7.75%	9/27/2020	10/6/2025	15,765	15,462	15,450
Smile Doctors LLC	Personal Products	L+600	1.00%	7.00%	12/17/2020	10/6/2022	3,302	3,237	3,236
Soleo Health Holdings, Inc	Health Care Providers & Services	L+575	1.00%	6.75%	3/31/2020	12/29/2021	7,579	7,579	7,579
The Children’s Place, Inc.(3)	Specialty Retail	L+800	1.00%	9.00%	10/5/2020	5/9/2024	15,765	15,542	15,528
USR Parent, Inc. (Staples)	Specialty Retail	L+884	1.00%	9.84%	6/3/2020	9/12/2022	4,418	4,418	4,440

Total First Lien Bank Debt/Senior Secured Loans								$377,687	$373,248

Second Lien Asset-Based Senior Secured Loans
Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800	1.00%	9.00%	3/29/2017	4/17/2024	19,506	$19,398	$19,506
Varilease Finance, Inc.	Multi-Sector Holdings	L+750	1.00%	8.50%	8/22/2014	11/15/2025	36,438	36,307	36,438

Total Second Lien Asset-Based Senior Secured Loans								$55,705	$55,944

Second Lien Bank Debt/Senior Secured Loans
PhyMed Management LLC	Health Care Providers & Services	L+1100(17)	1.00%	12.00%	12/18/2015	9/30/2022	33,881	$33,736	$31,340
Rug Doctor LLC (2)	Diversified Consumer Services	L+975(11)	1.50%	11.25%	12/23/2013	5/16/2023	10,559	10,543	10,559

Total Second Lien Bank Debt/Senior Secured Loans								$44,279	$41,899

First Lien Life Science Senior Secured Loans

Alimera Sciences, Inc.	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$20,074	$20,287	$20,275
Apollo Endosurgery, Inc.	Health Care Equipment & Supplies	L+750	1.36%	8.86%	3/15/2019	9/1/2024	20,492	20,860	20,799
Ardelyx, Inc. (3)	Pharmaceuticals	L+745	0.25%	7.70%	5/10/2018	11/1/2022	24,500	25,275	25,235
Axcella Health Inc.	Pharmaceuticals	L+850	0.20%	8.70%	1/9/2018	1/1/2023	26,000	27,070	26,910
Cardiva Medical, Inc.	Health Care Equipment & Supplies	L+795	1.76%	9.71%	9/24/2018	12/1/2023	27,667	28,596	29,327
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	16,400	16,472	16,564
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	24,175	24,501	24,537
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850	1.00%	9.50%	8/18/2017	6/1/2022	2,177	2,410	2,395
GenMark Diagnostics, Inc. (3)	Health Care Providers & Services	L+590	2.51%	8.41%	2/1/2019	2/1/2023	49,522	50,892	50,884
Kindred Biosciences, Inc. (16)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	9,197	9,243	9,242
Neuronetics, Inc.	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	15,613	15,689	15,691
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+805	1.00%	9.05%	7/30/2018	2/1/2021	10,500	11,532	11,287
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+795	1.00%	8.95%	12/20/2018	12/19/2022	10,000	10,190	10,500
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550	—	5.65%	12/21/2018	12/21/2023	40,291	40,692	40,747
scPharmaceuticals, Inc.	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	4,684	4,721	4,725
SI-BONE, Inc. (3)	Health Care Equipment & Supplies	L+940	0.33%	9.73%	5/29/2020	6/1/2025	17,843	17,856	17,843

Total First Lien Life Science Senior Secured Loans								$326,286	$326,961

Total Senior Secured Loans								$803,957	$798,052

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share/unit amounts)

			Acquisition	Maturity			Fair
Description	Industry	Interest Rate(1)	Date	Date	Par Amount	Cost	Value
Equipment Financing — 33.4%
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	3/28/2022	$5,435	$5,397	$5,489
Blackhawk Mining, LLC (14)	Oil, Gas & Consumable Fuels	10.97-11.16%	2/16/2018	3/1/2022-11/1/2022	3,531	3,415	3,443
Boart Longyear Company (14)	Metals & Mining	10.44%	5/28/2020	7/1/2024	3,455	3,455	3,455
C&H Paving, Inc. (14)	Construction & Engineering	9.94-11.66%	12/26/2018	1/1/2024-11/1/2024	3,416	3,455	3,410
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023-6/22/26	3,882	3,882	3,812
Central Freight Lines, Inc. (10)	Road & Rail	7.16%	7/31/2017	1/14/2024	1,212	1,212	1,212
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	2,255	2,255	2,255
Easton Sales and Rentals, LLC (10)	Commercial Services & Supplies	10.00%	9/18/2018	10/1/2021	1,235	1,233	1,188
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	6,520	6,567	6,520
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/2022-4/27/2025	26,338	26,338	25,540
EquipmentShare.com, Inc. (14)	Commercial Services & Supplies	6.60%	1/8/2020	1/8/2025	8,097	7,658	8,097
Family First Freight, LLC (10)	Road & Rail	8.00-10.33%	7/31/2017	2/1/2022-5/1/2023	1,022	1,021	1,014
Freightsol LLC (14)	Road & Rail	12.51-12.89%	4/9/2019	11/1/2023	1,880	1,910	1,880
Garda CL Technical Services, Inc. (14)	Commercial Services & Supplies	8.30-8.77%	3/22/2018	6/5/2023-10/5/2023	1,956	1,957	1,953
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	12/4/2021	973	973	954
Globecomm Systems Inc. (14)	Wireless Telecommunication Services	13.18%	5/10/2018	7/1/2021	413	413	413
GMT Corporation (14)	Machinery	12.55%	10/23/2018	10/23/2023	5,446	5,409	5,446
Haljoe Coaches USA, LLC (14)	Road & Rail	8.03-9.69%	7/31/2017	7/1/2022-7/1/2024	4,883	4,883	4,132
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%	11/15/2018	5/1/2024-9/1/2025	527	527	514
Hypro, Inc. (10)	Machinery	11.53%	9/30/2019	10/1/2023	1,925	1,940	1,875
Interstate NDT, Inc. (14)	Road & Rail	10.91-14.11%	6/11/2018	7/1/2023-10/25/2023	1,795	1,795	1,704
ISR Holdings, LLC (10)	Commercial Services & Supplies	9.25%	8/27/2019	8/27/2022	3,124	3,124	3,124
JP Motorsports, Inc. (14)	Road & Rail	16.06%	8/17/2018	1/25/2022	118	118	117
Kool Pak, LLC (14)	Road & Rail	8.58%	2/5/2018	3/1/2024	484	484	484
Lineal Industries, Inc. (10)	Construction & Engineering	8.00%	12/21/2018	12/21/2021	45	45	45
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/24-9/25/24	14,731	14,731	14,456
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022-2/28/2025	1,870	1,865	1,902
NEF Holdings, LLC (2)	Multi-Sector Holdings	8.50%	8/14/2020	8/14/2021	850	850	850
Rane Light Metal Castings Inc. (14)	Machinery	10.00%	6/1/2020	7/1/2024	338	338	338
Rango, Inc. (10)(14)	Commercial Services & Supplies	9.33%-9.79%	9/24/2019	4/1/2023-11/1/2024	5,137	5,207	5,041
Rossco Crane & Rigging, Inc. (14)	Commercial Services & Supplies	11.13-11.53%	8/25/2017	4/1/2021-9/1/2022	332	332	330
Royal Coach Lines, Inc.(14)	Road & Rail	9.56%	11/21/2019	8/1/2025	1,215	1,215	1,085
Royal Express Inc. (14)	Road & Rail	9.53%	1/17/2019	2/1/2024	914	927	914
Sidelines Tree Service LLC (14)	Diversified Consumer Services	10.25%	7/31/2017	10/1/2022	79	79	76
South Texas Oilfield Solutions, LLC (14)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	2,194	2,194	2,110
ST Coaches, LLC (14)	Road & Rail	8.21-8.58%	7/31/2017	10/1/2022-1/25/2025	4,755	4,755	4,318
Stafford Logistics, Inc. (10)	Commercial Services & Supplies	12.63-13.12%	9/11/2019	10/1/2024-10/1/2025	6,870	6,870	6,604
Star Coaches Inc. (14)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,385	3,385	2,902
Sturgeon Services International Inc. (10)	Energy Equipment & Services	18.42%	7/31/2017	2/28/2022	816	816	770
Sun-Tech Leasing of Texas, L.P. (14)	Road & Rail	8.68%	7/31/2017	7/25/2021	36	36	36
Superior Transportation, Inc. (14)	Road & Rail	9.40-12.26%	7/31/2017	4/1/2022-8/1/2024	5,524	5,511	5,142
Tailwinds, LLC (10)	Air Freight & Logistics	8.50%-9.00%	7/26/2019	8/1/2024-10/16/2025	2,633	2,633	2,633
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	10.03-14.97%	7/31/2017	10/29/2023-2/10/2024	3,902	3,905	3,634
Thora Capital, LLC (10)	Airlines	9.00%	7/3/2019	7/1/2025	5,602	5,602	5,596
Trinity Equipment Rentals, Inc. (14)	Commercial Services & Supplies	11.23%	9/13/2018	10/1/2022	538	538	538
Trolleys, Inc. (14)	Road & Rail	9.98%	7/18/2018	8/1/2022	1,999	1,999	1,919
Up Trucking Services, LLC (14)	Road & Rail	11.21-12.53%	3/23/2018	4/1/2022-8/1/2024	1,638	1,657	1,651
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%	7/11/2019	8/1/2024-8/1/2026	3,087	3,087	3,030
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43%-10.00%	7/31/2019	8/1/2024-10/5/25	1,112	1,118	1,112
Womble Company, Inc. (14)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	694	694	681

					Shares/Units
NEF Holdings, LLC Equity Interests (2)(9)	Multi-Sector Holdings		7/31/2017		200	145,000	129,102

Total Equipment Financing						$304,810	$284,846

Preferred Equity – 0.8%
SOAGG LLC (2)(3)(4)	Aerospace & Defense	8.00%	12/14/2010	6/30/2023	446	$446	$2,300
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00%(11)	6/8/2012	6/30/2023	53,321	5,332	4,101

Total Preferred Equity						$5,778	$6,401

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2020

(in thousands, except share/unit amounts)

		Acquisition			Fair
Description	Industry	Date	Shares/Units	Cost	Value
Common Equity/Equity Interests/Warrants—51.9%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	6,347	$106	$—
B Riley Financial Inc. (3)(8)	Research & Consulting Services	3/16/2007	38,015	2,684	1,681
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	71
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Crystal Financial LLC (2)(3)	Diversified Financial Services	12/28/2012	280,303	280,737	296,766
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	82
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	208,000	63	258
KBH Topco LLC (Kingsbridge) (2)(5)	Multi-Sector Holdings	11/3/2020	73,500,000	136,596	136,596
PQ Bypass, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2018	300,000	106	675
RD Holdco Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	1,226
RD Holdco Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Scynexis, Inc. Warrants *	Pharmaceuticals	9/30/2016	12,243	105	—
Senseonics Holdings, Inc. Warrants *	Health Care Equipment & Supplies	7/25/2019	526,901	117	81
Sunesis Pharmaceuticals, Inc. Warrants *	Pharmaceuticals	3/31/2016	10,400	118	—
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	27,352	152	—

Total Common Equity/Equity Interests/Warrants				$442,390	$442,652

Total Investments (6) — 179.8%				$1,556,935	$1,531,951

		Acquisition	Maturity
Description	Industry	Date	Date	Par Amount
Cash Equivalents — 44.6%
U.S. Treasury Bill	Government	12/31/2020	2/23/2021	$380,000	$379,997	$379,997

Total Investments & Cash Equivalents —224.4%					$1,936,932	$1,911,948
Liabilities in Excess of Other Assets — (124.4%)						(1,059,925)

Net Assets — 100.0%						$852,023

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

Name of Issuer	Fair Value at December 31, 2019	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend /Other Income	Fair Value at December 31, 2020
AviatorCap SII, LLC	$2,896	$—	$2,896	$—	$—	$198	$—
AviatorCap SII, LLC	2,713	1,105	877	—	—	260	2,941
Crystal Financial LLC	296,000	—	—	—	766	24,000	296,766
Equipment Operating Leases, LLC	29,739	—	3,401	—	(798)	2,290	25,540
Kingsbridge Holdings, LLC (debt)	33,112	46,888	—	—	(71)	3,481	80,000
Kingsbridge Holdings, LLC (equity)	—	136,596	—	—	—	1,925	136,596
Loyer Capital LLC	14,731	—	—	—	(275)	1,488	14,456
NEF Holdings, LLC (equity)	145,000	—	—	—	(15,898)	250	129,102
NEF Holdings, LLC (debt)	—	850	—	—	—	28	850
RD Holdco Inc. (Rug Doctor, common equity)	7,706	—	—	—	(6,480)	—	1,226
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	—	—	—	—	—	—	—
Rug Doctor LLC	9,111	1,448	—	—	(6)	1,128	10,559
SOAGG LLC	4,952	—	1,095	—	(1,557)	111	2,300
SOINT, LLC	5,939	319	380	—	(1,777)	508	4,101

	$557,115	$187,206	$8,649	$—	$(26,096)	$35,667	$709,653

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

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

(4)	The Company’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(5)	Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
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

(7)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are often subject to a LIBOR or PRIME rate floor.
(8)	Denotes a Level 1 investment.
(9)	NEF Holdings, LLC is held through NEFCORP LLC, a wholly-owned consolidated taxable subsidiary and NEFPASS LLC, a wholly-owned consolidated subsidiary.
(10)	Indicates an investment that is wholly held by the Company through NEFPASS LLC.
(11)	Interest is paid in kind (“PIK”).
(12)	Denotes a subsidiary of NEF Holdings, LLC.
(13)	OmniGuide Holdings, Inc., Domain Surgical, Inc. and OmniGuide, Inc. are co-borrowers.
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

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

Deember 31, 2020

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2020
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, NEF Holdings, LLC, Equipment Operating Leases, LLC and Loyer Capital LLC)	27.6%
Diversified Financial Services (includes Crystal Financial LLC)	19.8%
Health Care Providers & Services	10.9%
Pharmaceuticals	9.4%
Health Care Equipment & Supplies	8.7%
Commercial Services & Supplies	4.1%
Specialty Retail	3.4%
Wireless Telecommunication Services	2.4%
Road & Rail	2.3%
Communications Equipment	2.3%
Software	2.2%
Thrifts & Mortgage Finance	1.3%
Diversified Consumer Services	1.2%
Capital Markets	1.2%
Airlines	0.8%
Aerospace & Defense	0.6%
Machinery	0.5%
Energy Equipment & Services	0.2%
Metals & Mining	0.2%
Construction & Engineering	0.2%
Oil, Gas & Consumable Fuels	0.2%
Personal Products	0.2%
Air Freight & Logistics	0.2%
Research & Consulting Services	0.1%
Health Care Technology	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2021

(in thousands, except share amounts)

Note 1. Organization

Solar Capital LLC, a Maryland limited liability company, was formed in February 2007 and commenced operations on March 13, 2007 with initial capital of $1,200,000 of which 47.04% was funded by affiliated parties.

Immediately prior to our initial public offering, through a series of transactions, SLR Investment Corp. (f/k/a Solar Capital Ltd.) (the “Company”, “we”, “us” or “our”), merged with Solar Capital LLC, leaving SLR Investment Corp. as the surviving entity (the “Merger”). SLR Investment Corp. issued an aggregate of approximately 26.65 million shares of common stock and $125,000 in senior unsecured notes to the existing Solar Capital LLC unit holders in connection with the Merger. SLR Investment Corp. had no assets or operations prior to completion of the Merger and as a result, the historical books and records of Solar Capital LLC have become the books and records of the surviving entity. The number of shares used to calculate weighted average shares for use in computations on a per share basis have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Merger.

SLR Investment Corp., a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 9, 2010, the Company priced its initial public offering, selling 5.68 million shares of common stock, including the underwriters’ over-allotment, at a price of $18.50 per share. Concurrent with this offering, the Company’s senior management purchased an additional 600,000 shares through a private placement, also at $18.50 per share.

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2021.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements, have been included.

The significant accounting policies consistently followed by the Company are:

(a) Investment	transactions are accounted for on the trade date;

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2021

(in thousands, except share amounts)

(b)

Under procedures established by our board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we may utilize independent third-party valuation firms to assist us in determining the fair value of material assets. Accordingly, such investments go through our multi-step valuation process as described below. In each such case, independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of SLR Capital Partners, LLC (f/k/a Solar Capital Partners, LLC) (the “Investment Adviser”), does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board. Such determination of fair values involves subjective judgments and estimates.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2021

(in thousands, except share amounts)

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2021

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2021

(in thousands, except share amounts)

Note 3. Agreements

The Company has an Advisory Agreement with the Investment Adviser, under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 1.75% on gross assets up to 200% of the Company’s total net assets as of the immediately preceding quarter end and 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter end. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings.

The performance-based incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the performance-based incentive fee). Pre-incentive fee net investment income does not include any realized capital gains or losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). The Company pays the Investment Adviser a performance-based incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no performance-based incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro-rated for any period of less than three months.

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021 and 2020, the Company recognized $6,810 and $6,269, respectively, in base management fees and $3,867 and $1,480, respectively, in performance-based incentive fees.

The Company has also entered into an Administration Agreement with SLR Capital Management, LLC (f/k/a Solar Capital Management, LLC) (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent. The Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. The Company typically reimburses the Administrator on a quarterly basis.

For the three months ended March 31, 2021 and 2020, the Company recognized expenses under the Administration Agreement of $1,360 and $1,147 respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2021 and 2020.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2021

(in thousands, except share amounts)

Note 4. Net Asset Value Per Share

At March 31, 2021, the Company’s total net assets and net asset value per share were $856,206 and $20.26, respectively. This compares to total net assets and net asset value per share at December 31, 2020 of $852,023 and $20.16, respectively.

Note 5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations, pursuant to ASC 260-10, for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Earnings (loss) per share (basic & diluted)
Numerator - net increase (decrease) in net assets resulting from operations:	$21,510	$(75,469)
Denominator - weighted average shares:	42,260,826	42,260,826
Earnings (loss) per share:	$0.51	($1.79)

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2021

(in thousands, except share amounts)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2021 and December 31, 2020:

Fair Value Measurements

As of March 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$839,766	$839,766
Equipment Financing	—	—	285,924	285,924
Preferred Equity	—	—	5,835	5,835
Common Equity/Equity Interests/Warrants	1,074	—	441,965	443,039

Total Investments	$1,074	$—	$1,573,490	$1,574,564

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

Fair Value Measurements

As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$798,052	$798,052
Equipment Financing	—	—	284,846	284,846
Preferred Equity	—	—	6,401	6,401
Common Equity/Equity Interests/Warrants	1,681	—	440,971	442,652

Total Investments	$1,681	$—	$1,530,270	$1,531,951

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2021

(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2021, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2021:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2020	$798,052	$284,846	$6,401	$440,971	$1,530,270
Total gains or losses included in earnings:
Net realized loss	—	—	—	(118)	(118)
Net change in unrealized gain (loss)	3,574	278	(632)	1,229	4,449
Purchase of investment securities	86,822	15,218	66	—	102,106
Proceeds from dispositions of investment securities.	(48,682)	(14,418)	—	—	(63,100)
Transfers in/out of Level 3(1)	—	—	—	(117)	(117)

Fair value, March 31, 2021	$839,766	$285,924	$5,835	$441,965	$1,573,490

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$4,304	$278	$(632)	$1,183	$5,133

(1)

On February 17, 2021, the Company exercised its warrants in Senseonics Holdings, Inc., receiving shares in the common stock of Senseonics Holdings, Inc. The common stock of Senseonics Holdings, Inc. is publicly traded, so this position is considered to be a Level 1 asset.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2021:

2022 Unsecured Notes and Unfunded Commitments	For the three months ended March 31, 2021
Beginning fair value	$150,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$150,000

The Company made an election to apply the fair value option of accounting to the 2022 Unsecured Notes, in accordance with ASC 825-10. On March 31, 2021, there were borrowings of $150,000 on the 2022 Unsecured Notes.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2021

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2021

(in thousands, except share amounts)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2021		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$839,766	Income Approach	Market Yield	5.8% – 15.4% (8.7%)
Equipment Financing	Asset	$ $	156,822 129,102	Income Approach Market Approach	Market Yield Return on Equity	6.6% – 20.3% (10.2%) 10.8%-10.8% (10.8%)
Preferred Equity	Asset		$5,835	Income Approach	Market Yield	3.2% – 8.0% (4.6%)
Common Equity/Equity Interests/Warrants	Asset	$ $	144,199 297,766	Market Multiple(1) Market Approach	Comparable Multiple Return on Equity	5.8x – 6.3x (6.3x) (1.5%) – 13.3% (8.8%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	1.5% – 4.6% (4.5%)

(1)

Includes $675 of investments valued using a weighted valuation approach, $486 of investments valued using a Black-Scholes model, $6,442 of investments valued using an EBITDA multiple and $136,596 of investments which, due to the relative proximity of the transaction relative to the measurement date, were valued using the cost of the investments.

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2020		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$798,052	Income Approach	Market Yield	5.8% – 16.4% (8.9%)
Equipment Financing	Asset	$ $	155,744 129,102	Income Approach Market Approach	Market Yield Return on Equity	6.6% – 20.3% (10.3%) 10.9%-10.9% (10.9%)
Preferred Equity	Asset		$6,401	Income Approach	Market Yield	3.3% – 8.0% (5.0%)
Common Equity/Equity Interests/Warrants	Asset	$ $	144,205 296,766	Market Multiple(1) Market Approach	Comparable Multiple Return on Equity	5.8x – 6.3x (6.3x) (10.3%) – 13.7% (0.5%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	1.5% – 4.6% (4.5%)

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2021

(in thousands, except share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$235,000	$232,916	(1)	$201,000	$198,766	(1)
NEFPASS Facility	30,000	29,433	(2)	30,000	29,377	(2)
2022 Unsecured Notes	150,000	150,000		150,000	150,000
2022 Tranche C Notes	21,000	20,938	(3)	21,000	20,930	(3)
2023 Unsecured Notes	75,000	74,314	(4)	75,000	74,225	(4)
2024 Unsecured Notes	125,000	123,942	(5)	125,000	123,877	(5)
2026 Unsecured Notes	75,000	74,302	(6)	75,000	74,276	(6)

	$711,000	$705,845		$677,000	$671,451

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $2,084 and $2,234 as of March 31, 2021 and December 31, 2020, respectively.
(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $567 and $623 as of March 31, 2021 and December 31, 2020, respectively.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $62 and $70 as of March 31, 2021 and December 31, 2020, respectively.
(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $686 and $775 as of March 31, 2021 and December 31, 2020, respectively.
(5)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,058 and $1,123 as of March 31, 2021 and December 31, 2020, respectively.
(6)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $698 and $724 as of March 31, 2021 and December 31, 2020, respectively.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2021

(in thousands, except share amounts)

Revolving and Term Loan Facilities

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into the new senior secured credit agreement (the “Credit Facility”). The Credit Facility is composed of $470,000 of revolving credit and $75,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At March 31, 2021, outstanding USD equivalent borrowings under the Credit Facility totaled $235,000, composed of $160,000 of revolving credit and $75,000 of term loans.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into a $50,000 senior secured revolving credit facility (the “NEFPASS Facility”) with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023.    The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $30,000 of borrowings outstanding as of March 31, 2021.

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

The average annualized interest cost for all borrowings for the three months ended March 31, 2021 and the year ended December 31, 2020 was 3.68% and 4.11%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes, and the 2026 Unsecured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the three months ended March 31, 2021 and the year ended December 31, 2020 were $715,000 and $677,000, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2021

(in thousands, except share amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Per Share Data: (a)
Net asset value, beginning of year	$20.16	$21.44

Net investment income	0.37	0.38
Net realized and unrealized gain (loss)	0.14	(2.17)

Net increase (decrease) in net assets resulting from operations	0.51	(1.79)
Distributions to stockholders:
From net investment income	(0.41)	(0.41)

Net asset value, end of period	$20.26	$19.24

Per share market value, end of period	$17.76	$11.64
Total Return (b)	3.77%	(41.56%)
Net assets, end of period	$856,206	$813,084
Shares outstanding, end of period	42,260,826	42,260,826
Ratios to average net assets (c):
Net investment income	1.82%	1.75%

Operating expenses	1.55%	1.10%
Interest and other credit facility expenses	0.85%	0.78%

Total expenses	2.40%	1.88%

Average debt outstanding	$692,956	$559,460
Portfolio turnover ratio	4.3%	5.6%

(a)	Calculated using the average shares outstanding method.
(b)

Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. The market price per share as of December 31, 2020 and December 31, 2019 was $17.51 and $20.62, respectively. Total return does not include a sales load.

(c)	Not annualized for periods less than one year.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2021

(in thousands, except share amounts)

Note 9. SLR Credit Solutions

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions (the “Crystal Acquisition”). We invested $275,000 in cash to effect the Crystal Acquisition. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of March 11, 2021, total commitments to the revolving credit facility are $280,000.

As of March 31, 2021 SLR Credit had 30 funded commitments to 24 different issuers with a total par value of approximately $344,414 on total assets of $400,737. As of December 31, 2020, SLR Credit had 30 funded commitments to 24 different issuers with a total par value of approximately $404,115 on total assets of $433,914. As of March 31, 2021 and December 31, 2020, the largest loan outstanding totaled $32,782 and $45,000, respectively. For the same periods, the average exposure per issuer was $14,351 and $16,838, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $140,495 and $183,896 of borrowings outstanding at March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, SLR Credit had net income of $4,953 and $1,901, respectively, on gross income of $9,676 and $11,505, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit. The total amount of these unfunded commitments as of March 31, 2021 and December 31, 2020 is $122,259 and $126,180, respectively, comprised of the following:

	March 31, 2021	December 31, 2020
SLR Credit Solutions*	$44,263	$44,263
Smile Doctors LLC	19,614	26,740
High Street Insurance Partners, Inc.	10,679	—
One Touch Direct, LLC	7,248	5,042
Kindred Biosciences, Inc	6,897	6,897
Neuronetics, Inc	6,691	6,691
SOC Telemed, Inc	5,338	—
PQ Bypass, Inc	5,000	5,000
SLR Equipment Finance	4,150	4,150
Atria Wealth Solutions, Inc	3,747	3,529
Foundation Consumer Brands, LLC	2,269	—
Basic Fun, Inc	2,150	1,116
Sentry Data Systems, Inc	1,577	1,577
Pinnacle Treatment Centers, Inc.	1,386	1,386
Delphinus Medical Technologies, Inc.	1,250	1,250
Soleo Health Holdings, Inc.	—	7,421
Cardiva Medical, Inc	—	7,333
Centrexion Therapeutics, Inc	—	3,785

Total Commitments	$122,259	$126,180

*	The Company controls the funding of the SLR Credit Solutions commitment and may cancel it at its discretion.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2021

(in thousands, except share amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

Note 11. SLR Equipment Finance

On July 31, 2017, we completed the acquisition of NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies is now known as SLR Equipment Finance (“SLR Equipment”). SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209,866 in cash to effect the transaction, of which $145,000 was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64,866 was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. Concurrent with the transaction, SLR Equipment refinanced its existing senior secured credit facility into a $150,000 non-recourse facility with an accordion feature to expand up to $250,000. In September 2019, SLR Equipment amended the facility, increasing commitments to $213,957 with an accordion feature to expand up to $313,957 and extended the maturity date of the facility to July 31, 2023. At July 31, 2017, SLR Equipment also had two securitizations outstanding, with an issued note balance of $94,587, which were later redeemed in 2018.

As of March 31, 2021, SLR Equipment had 132 funded equipment-backed leases and loans to 59 different customers with a total net investment in leases and loans of approximately $188,414 on total assets of $262,284. As of December 31, 2020, NEF had 138 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $188,448 on total assets of $263,443. As of March 31, 2021 and December 31, 2020, the largest position outstanding totaled $19,121 and $25,103, respectively. For the same periods, the average exposure per customer was $3,193 and $3,089, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $101,658 and $100,569 of borrowings outstanding at March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and March 31, 2020, SLR Equipment had net income (loss) of ($318) and $427, respectively, on gross income of $4,894 and $5,914, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 12. Capital Share Transactions

As of March 31, 2021 and March 31, 2020, 200,000,000 shares of $0.01 par value capital stock were authorized.

There were no transactions in capital stock during the three months ended March 31, 2021 and March 31, 2020.

Note 13. Kingsbridge Holdings, LLC

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

As of March 31, 2021, KBH had total assets of $748,444. Recourse debt outstanding for KBH totaled $220,706 as of March 31, 2021. Non-recourse debt outstanding for KBH totaled $345,260 at March 31, 2021. As of December 31, 2020, KBH had total assets of $744,684. KBH also had recourse debt outstanding of $219,044 as well as non-recourse debt outstanding of $335,899 at December 31, 2020. For the three months ended March 31, 2021, KBH had net income of $2,267 on gross income of $58,146. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBH’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBH will be able to maintain consistent dividend payments to us.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2021

(in thousands, except share amounts)

Note	14. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On May 5, 2021, our Board declared a quarterly distribution of $0.41 per share payable on July 2, 2021 to holders of record as of June 23, 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Investment Corp.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Investment Corp. (and subsidiaries) (the Company), formerly Solar Capital Ltd., including the consolidated schedule of investments, as of March 31, 2021, the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

May 5, 2021

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

•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•

the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

SLR Investment Corp. f/k/a Solar Capital, Ltd., a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company

(“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, stretch-senior loans, financing leases and to a lesser extent, unsecured loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives. Our investment activities are managed by SLR Capital Partners, LLC (the “Investment Adviser”) and supervised by our board of directors, a majority of whom are non-interested, as such term is defined in the 1940 Act. SLR Capital Management, LLC (the “Administrator”) provides the administrative services necessary for us to operate.

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

As of March 31, 2021, the Investment Adviser has directly invested approximately $10.4 billion in more than 420 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 200 different financial sponsors.

Recent Developments

On May 5, 2021, our Board declared a quarterly distribution of $0.41 per share payable on July 2, 2021 to holders of record as of June 23, 2021.

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

Expenses

All investment professionals of the investment adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by SLR Capital Partners. We bear all other costs and expenses of our operations and transactions, including (without limitation):

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

•

all other expenses incurred by either SLR Capital Management or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by SLR Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and our chief financial officer and their respective staffs.

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

Portfolio and Investment Activity

During the three months ended March 31, 2021, we invested approximately $98.7 million across 15 portfolio companies. This compares to investing approximately $79.6 million in 15 portfolio companies for the three months ended March 31, 2020. Investments sold, prepaid or repaid during the three months ended March 31, 2021 totaled approximately $67.0 million versus approximately $200.3 million for the three months ended March 31, 2020.

At March 31, 2021, our portfolio consisted of 105 portfolio companies and was invested 21.1% in cash flow senior secured loans, 25.8% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”), 13.7% in Kingsbridge Holdings, LLC (“KBH”), 18.2% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”), and 21.2% in life science senior secured loans, in each case, measured at fair value, versus 105 portfolio companies and was invested 23.3% in cash flow senior secured loans, 31.8% in asset-based senior secured loans / SLR Credit, 22.5% in equipment senior secured financings / SLR Equipment, and 22.4% in life science senior secured loans, in each case, measured at fair value, at March 31, 2020.

At March 31, 2021, 72.8% or $1.14 billion of our income producing investment portfolio* is floating rate and 27.2% or $426.3 million is fixed rate, measured at fair value. At March 31, 2020, 76.5% or $969.7 million of our income producing investment portfolio* is floating rate and 23.5% or $298.1 million is fixed rate, measured at fair value. As of March 31, 2021 and 2020, we had zero and one issuer, respectively, on non-accrual status.

Since inception through March 31, 2021, the Company and its predecessor companies have invested approximately $6.8 billion in more than 300 portfolio companies. Over the same period, the Company has completed transactions with more than 150 different financial sponsors.

*	We have included SLR Credit Solutions, SLR Equipment Finance and Kingsbridge Holdings, LLC within our income producing investment portfolio.

SLR Credit Solutions

On December 28, 2012, we completed the acquisition of Crystal Capital Financial Holdings LLC (“Crystal Financial”), a commercial finance company focused on providing asset-based and other secured financing solutions (the “Crystal Acquisition”). We invested $275 million in cash to effect the Crystal Acquisition. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million.    Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of March 11, 2021, total commitments to the revolving credit facility are $280 million.

As of March 31, 2021, SLR Credit had 30 funded commitments to 24 different issuers with a total par value of approximately $344.4 million on total assets of $400.7 million. As of December 31, 2020, SLR Credit had 30 funded commitments to 24 different issuers with total funded loans of approximately $404.1 million on total assets of $433.9 million. As of March 31, 2021 and December 31, 2020, the largest loan outstanding totaled $32.8 million and $45.0 million, respectively. For the same periods, the average exposure per issuer was $14.4 million and $16.8 million, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $140.5 million and $183.9 million of borrowings outstanding at March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, SLR Credit had net income of $5.0 million and $1.9 million, respectively, on gross income of $9.7 million and $11.5 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.

SLR Equipment Finance

On July 31, 2017, we completed the acquisition of NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies is now known as SLR Equipment Finance (“SLR Equipment”). SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209.9 million in cash to effect the transaction, of which $145.0 million was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64.9 million was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. Concurrent with the transaction, SLR Equipment refinanced its existing senior secured credit facility into a $150.0 million non-recourse facility with an accordion feature to expand up to $250.0 million. In September 2019, SLR Equipment amended the facility, increasing commitments to $214.0 million with an accordion feature to expand up to $314.0 million and extended the maturity date of the facility to July 31, 2023. At July 31, 2017, SLR Equipment also had two securitizations outstanding, with an issued note balance of $94.6 million, which were later redeemed in 2018.

As of March 31, 2021, SLR Equipment had 132 funded equipment-backed leases and loans to 59 different customers with a total net investment in leases and loans of approximately $188.4 million on total assets of $262.3 million. As of December 31, 2020, SLR Equipment had 138 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $188.4 million on total assets of $263.4 million. As of March 31, 2021 and December 31, 2020, the largest position outstanding totaled $19.1 million and $25.1 million, respectively. For the same periods, the average exposure per customer was $3.2 million and $3.1 million, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $101.7 million and $100.6 million of borrowings outstanding at March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, SLR Equipment had net income (loss) of ($0.3) million and $0.4 million, respectively, on gross income of $4.9 million and $5.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

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

As of March 31, 2021, KBH had total assets of $748.4 million. Recourse debt outstanding for KBH totaled $220.7 million at March 31, 2021. Non-recourse debt outstanding for KBH totaled $345.3 million at March 31, 2021. As of December 31, 2020, KBH had total assets of $744.7 million. KBH also had recourse debt outstanding of $219.0 million as well as non-recourse debt outstanding of $335.9 million at December 31, 2020. For the three months ended March 31, 2021, KBH had net income of $2.3 million, on gross income of $58.1 million. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBH’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBH will be able to maintain consistent dividend payments to us.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2021 and 2020, capitalized PIK income totaled $1.7 million and $0.2 million, respectively.

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

Income Taxes

SLR Investment Corp., a U.S. corporation, has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify for U.S. federal income taxation as a RIC, the Company is required, among other things, to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income.

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

RESULTS OF OPERATIONS

Results comparisons are for the three months ended March 31, 2021 and March 31, 2020:

Investment Income

For the three months ended March 31, 2021 and 2020, gross investment income totaled $35.9 million and $32.9 million, respectively. The increase in gross investment income for the year over year three month periods was primarily due to growth in the income producing portfolio.

Expenses

Expenses totaled $20.4 million and $17.1 million, respectively, for the three months ended March 31, 2021 and 2020, of which $10.7 million and $7.8 million, respectively, were base management fees and performance-based incentive fees and $7.2 million and $7.0 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.5 million and $2.3 million, respectively, for the three months ended March 31, 2021 and 2020. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the three months ended March 31, 2021 versus the three months ended March 31, 2020 was primarily due to higher management and incentive fees resulting from a larger income producing investment portfolio on average.

Net Investment Income

The Company’s net investment income totaled $15.5 million and $15.9 million, or $0.37 and $0.38, per average share, respectively, for the three months ended March 31, 2021 and 2020.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $67 million and $200 million, respectively, for the three months ended March 31, 2021 and 2020. Net realized gains (losses) over the same periods were ($0.4) million and $0.03 million, respectively. Net realized losses for the three months ended March 31, 2021 were generally related to the sale of our legacy investment in B. Riley Financial, Inc. Net realized gains for the three months ended March 31, 2020 were immaterial.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2021 and 2020, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $6.4 million and ($91.4) million, respectively. Net unrealized gain for the three months ended March 31, 2021 is primarily due to the reversal of previously recognized depreciation in our investment in B. Riley Financial, Inc. as well as appreciation in the value of our investments in Genmark Diagnostics, Inc., SLR Credit Solutions and Senseonics Holdings, Inc., among others, partially offset by the reversal of previously recognized appreciation in our investment in Cardiva Medical, Inc. as well as depreciation in the value of our investment in SOAGG, LLC, among others. Net unrealized loss for the three months ended March 31, 2020 is primarily due to depreciation in the value of our investments in SLR Credit Solutions, SLR Equipment Finance, IHS Intermediate, Inc. and Rug Doctor, among others, partially offset by depreciation on our 2022 Unsecured Notes.

Net Increase (Decrease) in Net Assets From Operations

For the three months ended March 31, 2021 and 2020, the Company had a net increase (decrease) in net assets resulting from operations of $21.5 million and ($75.5) million, respectively. For the same periods, earnings (loss) per average share were $0.51 and ($1.79), respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes and the 2026 Unsecured Notes (collectively the “Credit Facilities”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of March 31, 2021, we had a total of $405.0 million of unused borrowing capacity under the Credit Facilities, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $350 million in cash equivalents as of March 31, 2021.

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

Revolving & Term Loan Facilities

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into the new Credit Facility. The Credit Facility was originally composed of $470 million of revolving credit and $75 million of term loans. On February 12, 2020, a new lender to the Company executed a commitment increase to our Credit Facility providing for an additional $75.0 million of revolving credit, bringing our Credit Facility’s total revolving credit capacity to $545.0 million. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At March 31, 2021, outstanding USD equivalent borrowings under the Credit Facility totaled $235.0 million, composed of $160.0 million of revolving credit and $75.0 million of term loans.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into the NEFPASS Facility with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $30.0 million of borrowings outstanding as of March 31, 2021.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At March 31, 2021, the Company was in compliance with all financial and operational covenants required by our Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of March 31, 2021:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities(1)	$190.0	$—	$30.0	$160.0	$—
Unsecured senior notes	446.0	—	246.0	125.0	75.0
Term Loans	75.0	—	—	75.0	—

(1)	As of March 31, 2021, we had a total of $405.0 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table (in thousands) as of the quarter ended March 31, 2021 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2021 (through March 31, 2021)	$160,000	$496	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2022 Unsecured Notes
Fiscal 2021 (through March 31, 2021)	150,000	465	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2021 (through March 31, 2021)	21,000	65	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2021 (through March 31, 2021)	75,000	233	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2021 (through March 31, 2021)	125,000	387	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2026 Unsecured Notes
Fiscal 2021 (through March 31, 2021)	75,000	233	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2021 (through March 31, 2021)	75,000	232	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
NEFPASS Facility
Fiscal 2021 (through March 31, 2021)	30,000	93	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2021 (through March 31, 2021)	$711,000	$2,204	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.

(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of March 31, 2021, asset coverage was 220.4%.

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

We have also entered into two contracts under which we have future commitments: the Advisory Agreement, pursuant to which SLR Capital Partners, LLC has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which the Administrator has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the Advisory Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the Advisory Agreement and administration agreement without penalty upon 60 days’ written notice to the other. See note 3 to our Consolidated Financial Statements.

On July 31, 2017, the Company, NEFPASS LLC and NEFCORP LLC entered into a servicing agreement. NEFCORP LLC was engaged to provide NEFPASS LLC with administrative services related to the loans and capital leases held by NEFPASS LLC. NEFPASS LLC may terminate this agreement upon 30 days’ written notice to NEFCORP LLC.

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2021 and December 31, 2020, respectively:

(in millions)	March 31, 2021	December 31, 2020
SLR Credit Solutions*	$44.3	$44.3
Smile Doctors LLC	19.6	26.7
High Street Insurance Partners, Inc	10.7	—
One Touch Direct, LLC	7.2	5.0
Kindred Biosciences, Inc	6.9	6.9
Neuronetics, Inc	6.7	6.7
SOC Telemed, Inc	5.3	—
PQ Bypass, Inc	5.0	5.0
SLR Equipment Finance	4.2	4.2
Atria Wealth Solutions, Inc	3.7	3.5
Foundation Consumer Brands, LLC	2.3	—
Basic Fun, Inc	2.1	1.1
Sentry Data Systems, Inc	1.6	1.6
Pinnacle Treatment Centers, Inc	1.4	1.4
Delphinus Medical Technologies, Inc	1.3	1.3
Soleo Health Holdings, Inc	—	7.4
Cardiva Medical, Inc	—	7.3
Centrexion Therapeutics, Inc	—	3.8

Total Commitments	$122.3	$126.2

*	The Company controls the funding of the SLR Credit Solutions commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2021
May 5, 2021	June 23, 2021	July 2, 2021	$0.41
February 24, 2021	March 18, 2021	April 2, 2021	0.41

Total 2021			$0.82

Fiscal 2020
November 5, 2020	December 17, 2020	January 5, 2021	$0.41
August 4, 2020	September 17, 2020	October 2, 2020	0.41
May 7, 2020	June 18, 2020	July 2, 2020	0.41
February 20, 2020	March 19, 2020	April 3, 2020	0.41

Total 2020			$1.64

Fiscal 2019
November 4, 2019	December 19, 2019	January 3, 2020	$0.41
August 5, 2019	September 19, 2019	October 2, 2019	0.41
May 6, 2019	June 20, 2019	July 2, 2019	0.41
February 21, 2019	March 21, 2019	April 3, 2019	0.41

Total 2019			$1.64

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into the Advisory Agreement with SLR Capital Partners. Mr. Gross, our Chairman, Co-Chief Executive Officer and President and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Investment Adviser. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for SLR Capital Partners.

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

•

We have entered into a license agreement with the Investment Adviser, pursuant to which the Investment Adviser has granted us a non-exclusive, royalty-free license to use the licensed marks “Solar” and “SLR”.

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to SLR Senior Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including first lien and second lien debt instruments, as well as SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans and SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for SLR Senior Investment Corp., SCP Private Credit Income BDC LLC and SLR HC BDC LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

Related party transactions may occur among SLR Investment Corp., SLR Credit Solutions, Equipment Operating Leases LLC, Kingsbridge Holdings, LLC, Loyer Capital LLC, SLR Business Credit, SLR Healthcare ABL and SLR Equipment Finance. These

transactions may occur in the normal course of business. No administrative or other fees are paid to SLR Capital Partners by SLR Credit Solutions, Equipment Operating Leases LLC, Kingsbridge Holdings, LLC, Loyer Capital LLC, SLR Business Credit, SLR Healthcare ABL or SLR Equipment Finance.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2021, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of March 31, 2021 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2021 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately five cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2021, we have no interest rate hedging instruments outstanding on our balance sheet.

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

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2021 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We, SLR Capital Management, LLC and SLR Capital Partners, LLC are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations beyond what has been disclosed within these financial statements.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2021 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the period ended March 31, 2021 to the risk factors discussed in “Risk Factors” in the February 24, 2021 filing of our Annual Report on Form 10-K.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023(4)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2021.

SLR INVESTMENT CORP.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)