Form 10-Q
period 2021-06-30
SLR Investment Corp.
filed 2021-08-03
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2021

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of July 30, 2021 was 42,260,826.

SLR INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of June 30, 2021 (unaudited) and December 31, 2020	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2021 (unaudited) and the three and six months ended June 30, 2020 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2021 (unaudited) and the three and six months ended June 30, 2020 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2021 (unaudited) and the six months ended June 30, 2020 (unaudited)	6

	Consolidated Schedule of Investments as of June 30, 2021 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2020	12

	Notes to Consolidated Financial Statements (unaudited)	17

	Report of Independent Registered Public Accounting Firm	33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	49

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

	Signatures	52

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Investment Corp. unless the context states otherwise.

Item 1.    Financial Statements

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Investments at fair value:
Companies less than 5% owned (cost: $795,447 and $832,507, respectively)	$793,029	$822,298
Companies more than 25% owned (cost: $719,600 and $724,428, respectively)	705,931	709,653
Cash	42,739	8,779
Cash equivalents (cost: $424,987 and $379,997, respectively)	424,987	379,997
Dividends receivable	9,010	7,927
Interest receivable	6,519	6,478
Receivable for investments sold	161	255
Prepaid expenses and other assets	699	571

Total assets	$1,983,075	$1,935,958

Liabilities
Debt ($670,000 and $677,000 face amounts, respectively, reported net of unamortized debt issuance costs of $4,752 and $5,549, respectively. See notes 6 and 7)	$665,248	$671,451
Payable for investments and cash equivalents purchased	425,267	380,038
Distributions payable	17,327	17,327
Management fee payable (see note 3)	6,890	6,535
Performance-based incentive fee payable (see note 3)	3,880	792
Interest payable (see note 7)	3,551	3,416
Administrative services payable (see note 3)	981	1,946
Other liabilities and accrued expenses	2,485	2,430

Total liabilities	$1,125,629	$1,083,935

Commitments and contingencies (see note 10)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,260,826 shares issued and outstanding, respectively	$423	$423
Paid-in capital in excess of par	962,481	962,481
Accumulated distributable net loss	(105,458)	(110,881)

Total net assets	$857,446	$852,023

Net Asset Value Per Share	$20.29	$20.16

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$22,483	$20,573	$43,315	$45,407
Companies more than 25% owned	2,886	1,339	5,771	2,695
Dividends:
Companies less than 5% owned	—	10	133	23
Companies more than 25% owned	9,832	6,215	19,407	12,683
Other income:
Companies less than 5% owned	356	485	2,818	713
Companies more than 25% owned	15	3	15	8

Total investment income	35,572	28,625	71,459	61,529

EXPENSES:
Management fees (see note 3)	$6,890	$5,971	$13,700	$12,240
Performance-based incentive fees (see note 3)	3,879	—	7,746	1,480
Interest and other credit facility expenses (see note 7)	7,146	6,623	14,375	13,663
Administrative services expense (see note 3)	1,375	1,148	2,735	2,295
Other general and administrative expenses	763	682	1,918	1,797

Total expenses	20,053	14,424	40,474	31,475

Net investment income	$15,519	$14,201	$30,985	$30,054

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS, DEBT AND UNFUNDED COMMITMENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$561	$(24,794)	$195	$(24,766)

Net change in unrealized gain (loss) on investments, cash equivalents and unfunded commitments and net change in unrealized (gain) loss on debt:
Companies less than 5% owned	1,745	47,491	7,791	76
Companies more than 25% owned	742	25,787	1,106	(29,287)
Debt	—	(9,000)	—	2,500
Unfunded commitments	—	361	—	—

Net change in unrealized gain (loss) on investments, cash equivalents, debt and unfunded commitments	2,487	64,639	8,897	(26,711)

Net realized and unrealized gain (loss) on investments, cash equivalents, debt and unfunded commitments	3,048	39,845	9,092	(51,477)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$18,567	$54,046	$40,077	$(21,423)

EARNINGS (LOSS) PER SHARE (see note 5)	$0.44	$1.28	$0.95	$(0.51)

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income	$15,519	$14,201	$30,985	$30,054
Net realized gain (loss)	561	(24,794)	195	(24,766)
Net change in unrealized gain (loss)	2,487	64,639	8,897	(26,711)

Net increase (decrease) in net assets resulting from operations	18,567	54,046	40,077	(21,423)

Distributions to stockholders:
From net investment income	(17,327)	(17,327)	(34,654)	(34,654)

Capital transactions (see note 12):
Net increase in net assets resulting from capital transactions	—	—	—	—

Total increase (decrease) in net assets	1,240	36,719	5,423	(56,077)
Net assets at beginning of period	856,206	813,084	852,023	905,880

Net assets at end of period	$857,446	$849,803	$857,446	$849,803

Capital stock activity (see note 12):
Net increase from capital stock activity	—	—	—	—

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$40,077	$(21,423)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(195)	24,766
Net change in unrealized (gain) loss on investments	(8,897)	29,211
Net change in unrealized loss on debt	—	(2,500)
(Increase) decrease in operating assets:
Purchase of investments	(167,690)	(140,792)
Proceeds from disposition of investments	215,346	226,425
Net accretion of discount on investments	(3,091)	(3,488)
Capitalization of payment-in-kind interest	(3,328)	(1,428)
Collections of payment-in-kind interest	846	123
Receivable for investments sold	94	556
Interest receivable	(41)	(983)
Dividends receivable	(1,083)	4,294
Prepaid expenses and other assets	(128)	(149)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	45,229	131,133
Management fee payable	355	(776)
Performance-based incentive fee payable	3,088	(4,281)
Administrative services expense payable	(965)	(1,671)
Interest payable	135	(377)
Other liabilities and accrued expenses	55	71

Net Cash Provided by Operating Activities	119,807	238,711

Cash Flows from Financing Activities:
Cash distributions paid	(34,654)	(34,654)
Deferred financing costs	797	563
Proceeds from secured borrowings	199,000	31,000
Repayment of secured borrowings	(206,000)	(103,900)

Net Cash Used in Financing Activities	(40,857)	(106,991)

NET INCREASE IN CASH AND CASH EQUIVALENTS	78,950	131,720
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	388,776	436,354

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$467,726	$568,074

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,240	$14,040

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 89.7%

First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550	1.00%	6.50%	5/7/2018	5/9/2025	$14,567	$14,408	$14,567
Alteon Health, LLC	Health Care Providers & Services	L+650	1.00%	7.50%	9/14/2018	9/1/2023	14,205	14,156	14,063
American Teleconferencing Services, Ltd.	Communications Equipment	L+650	1.00%	7.50%	5/5/2016	6/8/2023	29,970	29,600	25,475
Atria Wealth Solutions, Inc.	Diversified Financial Services	L+600	1.00%	7.00%	9/14/2018	11/30/2022	6,377	6,352	6,377
Basic Fun, Inc.	Specialty Retail	L+675	1.00%	7.75%	10/30/2020	10/30/2023	2,150	2,124	2,150
CC SAG Holdings Corp. (Spectrum Automotive)	Diversified Consumer Services	L+575	0.75%	6.50%	6/29/2021	6/29/2028	11,212	11,044	11,044
Enhanced Permanent Capital, LLC(3)	Capital Markets	L+700	1.00%	8.00%	12/29/2020	12/29/2025	21,489	20,921	21,489
Foundation Consumer Brands, LLC	Personal Products	L+638	1.00%	7.38%	2/12/2021	2/12/2027	36,181	35,322	36,181
iCIMS, Inc.	Software	L+650	1.00%	7.50%	9/7/2018	9/12/2024	19,341	19,084	19,341
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700	1.00%	8.00%	12/21/2018	12/21/2024	80,000	79,673	80,000
KORE Wireless Group, Inc.	Wireless Telecommunication Services	L+550	—	5.65%	12/21/2018	12/21/2024	36,658	36,189	36,658
Legility, LLC	Commercial Services & Supplies	L+600	1.00%	7.00%	2/27/2020	12/17/2025	19,350	19,042	19,350
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	6.75%	9/14/2018	12/22/2024	7,441	7,392	7,217
One Touch Direct, LLC	Commercial Services & Supplies	P+75	—	4.00%	4/3/2020	9/30/2022	133	133	133
PhyNet Dermatology LLC	Health Care Providers & Services	L+650(18)	1.00%	7.50%	9/5/2018	8/16/2024	14,638	14,567	14,638
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	L+575	1.00%	6.75%	1/22/2020	12/31/2022	12,001	11,937	12,001
PPT Management Holdings, LLC	Health Care Providers & Services	L+800(15)	1.00%	9.00%	9/14/2018	12/16/2022	20,987	20,936	19,727
Sentry Data Systems, Inc.	Software	L+675	1.00%	7.75%	9/27/2020	10/6/2025	15,687	15,412	15,687
Smile Doctors LLC	Personal Products	L+600	1.00%	7.00%	12/17/2020	10/6/2022	21,420	21,044	21,420
SunMed Group Holdings, LLC	Health Care Equipment & Supplies	L+575	0.75%	6.50%	6/16/2021	6/16/2028	18,387	18,067	18,065
The Children’s Place, Inc.(3)	Specialty Retail	L+800	1.00%	9.00%	10/5/2020	5/9/2024	15,765	15,571	15,765
USR Parent, Inc. (Staples)	Specialty Retail	L+884	1.00%	9.84%	6/3/2020	9/12/2022	3,847	3,847	3,866

Total First Lien Bank Debt/Senior Secured Loans								$416,821	$415,214

Second Lien Asset-Based Senior Secured Loans
Varilease Finance, Inc.	Multi-Sector Holdings	L+750	1.00%	8.50%	8/22/2014	11/15/2025	36,438	$36,317	$36,438

Total Second Lien Asset-Based Senior Secured Loans								$36,317	$36,438

Second Lien Bank Debt/Senior Secured Loans
PhyMed Management LLC	Health Care Providers & Services	L+1300(17)	1.00%	14.00%	12/18/2015	9/30/2022	35,604	$35,500	$35,604
Rug Doctor LLC (2)	Diversified Consumer Services	L+975(11)	1.50%	11.25%	12/23/2013	5/16/2023	11,171	11,157	11,171

Total Second Lien Bank Debt/Senior Secured Loans								$46,657	$46,775

First Lien Life Science Senior Secured Loans

Alimera Sciences, Inc.	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$20,074	$20,398	$20,375
Apollo Endosurgery, Inc.	Health Care Equipment & Supplies	L+750	1.36%	8.86%	3/15/2019	3/1/2025	20,492	20,997	20,953
Ardelyx, Inc. (3)	Pharmaceuticals	L+745	0.25%	7.70%	5/10/2018	11/1/2022	24,500	25,484	25,480
Axcella Health Inc.	Pharmaceuticals	L+850	0.20%	8.70%	1/9/2018	1/1/2023	26,000	27,262	27,105
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	16,400	16,582	16,646
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2025	24,175	24,662	24,658
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850	1.00%	9.50%	8/18/2017	6/1/2022	2,177	2,475	2,450
Kindred Biosciences, Inc. (3)(16)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	9,197	9,280	9,723
Neuronetics, Inc. (3)	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	15,613	15,781	15,769
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+985	1.00%	10.85%	7/30/2018	9/1/2021	10,500	11,800	11,760
Rezolute, Inc.	Biotechnology	L+875	0.12%	8.87%	4/14/2021	4/1/2026	5,675	5,631	5,618
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550	2.10%	7.60%	12/21/2018	6/1/2026	40,291	40,877	40,896
scPharmaceuticals, Inc.	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	4,684	4,736	4,742
SI-BONE, Inc. (3)	Health Care Equipment & Supplies	L+940	0.33%	9.73%	5/29/2020	6/1/2025	17,843	17,904	17,932
SOC Telemed, Inc. (3)	Health Care Providers & Services	L+747	0.13%	7.60%	3/26/2021	4/1/2026	26,688	26,631	26,555

Total First Lien Life Science Senior Secured Loans								$270,500	$270,662

Total Senior Secured Loans								$770,295	$769,089

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2021

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 32.7%
Aero Operating LLC (14)	Commercial Services & Supplies	9.09-9.64%	2/12/2021	3/1/2025-4/1/2025	$3,152	$3,152	$3,152
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	3/28/2022	4,207	4,196	4,248
Blackhawk Mining, LLC (14)	Oil, Gas & Consumable Fuels	10.97-11.16%	2/16/2018	3/1/2022-11/1/2022	2,613	2,547	2,548
Boart Longyear Company (14)	Metals & Mining	9.77-10.44%	5/28/2020	7/1/2024-4/1/2025	4,460	4,460	4,460
C&H Paving, Inc. (14)	Construction & Engineering	9.94-11.66%	12/26/2018	1/1/2024-11/1/2024	3,027	3,059	3,022
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023-6/22/26	3,502	3,502	3,442
Central Freight Lines, Inc. (10)	Road & Rail	7.16%	7/31/2017	1/14/2024	1,052	1,052	1,052
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	1,977	1,977	1,977
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	8.87%	5/27/2021	6/1/2025	111	111	111
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	2,591	2,634	2,591
EasyPak, LLC (10)	Containers & Packaging	9.01%	1/6/2021	1/1/2024	775	775	775
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	6,226	6,269	6,226
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/2022-4/27/2025	23,665	23,665	22,899
EquipmentShare.com, Inc. (14)	Commercial Services & Supplies	6.60%	1/8/2020	1/8/2025	7,084	6,741	7,084
Family First Freight, LLC (10)	Road & Rail	8.00-10.10%	7/31/2017	6/1/2022-5/1/2023	546	546	541
Freightsol LLC (14)	Road & Rail	12.51-12.89%	4/9/2019	11/1/2023	1,630	1,654	1,630
Garda CL Technical Services, Inc. (14)	Commercial Services & Supplies	8.30-8.77%	3/22/2018	6/5/2023-10/5/2023	1,608	1,608	1,605
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	12/4/2021	855	855	837
Globecomm Systems Inc. (14)	Wireless Telecommunication Services	13.18%	5/10/2018	7/1/2021	61	61	61
GMT Corporation (14)	Machinery	12.55%	10/23/2018	10/23/2023	4,739	4,712	4,739
Haljoe Coaches USA, LLC (14)	Road & Rail	8.53%	7/31/2017	7/1/2024	1,104	1,104	952
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%	11/15/2018	5/1/2024-9/1/2025	472	472	461
Hypro, Inc. (10)	Machinery	11.53%	9/30/2019	10/1/2023	1,717	1,728	1,672
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	9,178	9,262	9,178
ISR Holdings, LLC (10)	Commercial Services & Supplies	9.25%	8/27/2019	8/27/2022	2,237	2,237	2,237
Kool Pak, LLC (14)	Road & Rail	8.58%	2/5/2018	3/1/2024	416	416	416
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/24-9/25/24	14,731	14,731	14,456
Lux Credit Consultants, LLC (10)	Road & Rail	8.28-8.68%	6/17/2021	7/1/2025	3,137	3,137	3,137
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022-2/28/2025	1,769	1,765	1,769
Rane Light Metal Castings Inc. (14)	Machinery	10.00%	6/1/2020	7/1/2024	297	297	297
Rango, Inc. (10)(14)	Commercial Services & Supplies	9.33-9.79%	9/24/2019	4/1/2023-11/1/2024	4,394	4,449	4,311
Rossco Crane & Rigging, Inc. (14)	Commercial Services & Supplies	11.53%	8/25/2017	9/1/2022	215	215	214
Royal Coach Lines, Inc.(14)	Road & Rail	9.56%	11/21/2019	8/1/2025	1,102	1,102	1,005
Royal Express Inc. (14)	Road & Rail	9.53%	1/17/2019	2/1/2024	801	811	801
Sidelines Tree Service LLC (14)	Diversified Consumer Services	10.25%	7/31/2017	10/1/2022	63	63	61
SLR Equipment Finance (2)	Multi-Sector Holdings	8.50%	8/14/2020	8/14/2021	850	850	850
South Texas Oilfield Solutions, LLC (14)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	1,792	1,792	1,759
ST Coaches, LLC (14)	Road & Rail	8.22-8.58%	7/31/2017	10/1/2022-1/25/2025	4,926	4,926	4,473
Stafford Logistics, Inc. (10)	Commercial Services & Supplies	12.63-13.12%	9/11/2019	10/1/2024-10/1/2025	3,764	3,764	3,619
Star Coaches Inc. (14)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,430	3,430	2,942
Sturgeon Services International Inc. (10)	Energy Equipment & Services	18.42%	7/31/2017	2/28/2022	459	459	433
Superior Transportation, Inc. (14)	Road & Rail	10.22-10.62%	7/31/2017	1/1/2026	4,975	4,975	4,975
Tailwinds, LLC (10)	Air Freight & Logistics	8.50-9.00%	7/26/2019	8/1/2024-10/16/2025	2,454	2,454	2,454
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	10.21-15.36%	7/31/2017	10/29/2023-2/10/2024	3,906	3,908	3,637
Thora Capital, LLC (10)	Airlines	9.00%	7/3/2019	7/1/2025	5,277	5,277	5,272
Trolleys, Inc. (14)	Road & Rail	9.98%	7/18/2018	8/1/2022	1,855	1,855	1,782
Up Trucking Services, LLC (14)	Road & Rail	11.21%	3/23/2018	8/1/2024	797	808	797
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%	7/11/2019	8/1/2024-8/1/2026	2,876	2,876	2,822
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%	7/31/2019	8/1/2024-10/5/25	994	998	994
Womble Company, Inc. (14)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	622	622	611
					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)	Multi-Sector Holdings		7/31/2017		200	145,000	129,102

Total Equipment Financing						$299,359	$280,489

Preferred Equity – 0.6%
SOAGG LLC (2)(3)(4)	Aerospace & Defense	8.00%	12/14/2010	6/30/2023	446	$446	$1,121
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00%(11)	6/8/2012	6/30/2023	54,647	5,465	4,128

Total Preferred Equity						$5,911	$5,249

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2021

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date		Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—51.8%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016		6,347	$106	$—
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017		90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019		289,102	136	51
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016		157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017		444,388	74	70
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017		208,000	63	245
KBH Topco LLC (Kingsbridge) (2)(5)	Multi-Sector Holdings	11/3/2020		73,500,000	136,596	137,996
RD Holdco Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013		231,177	15,683	1,226
RD Holdco Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013		30,370	381	—
Scynexis, Inc. Warrants *	Pharmaceuticals	9/30/2016		12,243	105	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019		406,923	117	1,563
SLR Credit Solutions (2)(3)	Diversified Financial Services	12/28/2012		280,303	280,737	297,766
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018		27,352	152	—

Total Common Equity/Equity Interests/Warrants					$439,482	$444,133

Total Investments (6) — 174.8%					$1,515,047	$1,498,960

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 49.6%
U.S. Treasury Bill	Government	6/30/2021	8/24/2021	$425,000	$424,987	$424,987

Total Investments & Cash Equivalents —224.4%					$1,940,034	$1,923,947
Liabilities in Excess of Other Assets — (124.4%)						(1,066,501)

Net Assets — 100.0%						$857,446

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of June 30, 2021.

(2)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2021 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2020	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend Income	Fair Value at June 30, 2021
AviatorCap SII, LLC	$2,941	$—	$2,941	$—	$—	$92	$—
Equipment Operating Leases, LLC	25,540	—	2,673	—	32	1,036	22,899
Kingsbridge Holdings, LLC	80,000	—	—	—	(38)	3,256	80,000
KBH Topco, LLC (Kingsbridge)	136,596	—	—	—	1,400	6,250	137,996
Loyer Capital LLC	14,456	—	—	—	—	736	14,456
RD Holdco Inc. (Rug Doctor, common equity)	1,226	—	—	—	—	—	1,226
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	—	—	—	—	—	—	—
Rug Doctor LLC	10,559	612	—	—	(3)	629	11,171
SLR Credit Solutions	296,766	—	—	—	1,000	11,500	297,766
SLR Equipment Finance (equity)	129,102	—	—	—	—	—	129,102
SLR Equipment Finance (debt)	850	—	—	—	—	36	850
SOAGG LLC	2,300	—	—	—	(1,179)	1,525	1,121
SOINT, LLC	4,101	133	—	—	(106)	133	4,128

	$709,653	$745	$5,614	$—	$1,106	$25,193	$705,931

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2021

(in thousands)

(3)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2021, on a fair value basis, non-qualifying assets in the portfolio represented 24.1% of the total assets of the Company.

(4)	The Company’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(5)	Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $13,342; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $56,497 and $43,155, respectively, based on a tax cost of $1,485,618. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

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

(15)	Spread is 6.00% Cash / 2.00% PIK.
(16)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
(17)	Spread is 2.50% Cash / 10.50% PIK.
(18)	Spread is 5.50% Cash / 1.00% PIK.
*	Non-income producing security.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2021

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2021
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	28.1%
Diversified Financial Services (includes SLR Credit Solutions)	20.3%
Pharmaceuticals	9.7%
Health Care Providers & Services	9.2%
Health Care Equipment & Supplies	7.6%
Personal Products	3.8%
Commercial Services & Supplies	3.6%
Wireless Telecommunication Services	2.4%
Software	2.3%
Communications Equipment	2.2%
Road & Rail	2.0%
Diversified Consumer Services	2.0%
Specialty Retail	1.5%
Capital Markets	1.4%
Auto Components	0.8%
Airlines	0.8%
Machinery	0.4%
Biotechnology	0.4%
Aerospace & Defense	0.3%
Metals & Mining	0.3%
Construction & Engineering	0.2%
Energy Equipment & Services	0.2%
Oil, Gas & Consumable Fuels	0.2%
Air Freight & Logistics	0.2%
Containers & Packaging	0.1%
Health Care Technology	0.0%
Hotels, Restaurants & Leisure	0.0%

Total Investments	100.0%

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

Name of Issuer	Fair Value at December 31, 2019	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend /Other Income	Fair Value at December 31, 2020
AviatorCap SII, LLC	$2,896	$—	$2,896	$—	$—	$198	$—
AviatorCap SII, LLC	2,713	1,105	877	—	—	260	2,941
Crystal Financial LLC	296,000	—	—	—	766	24,000	296,766
Equipment Operating Leases, LLC	29,739	—	3,401	—	(798)	2,290	25,540
Kingsbridge Holdings, LLC (debt)	33,112	46,888	—	—	(71)	3,481	80,000
Kingsbridge Holdings, LLC (equity)	—	136,596	—	—	—	1,925	136,596
Loyer Capital LLC	14,731	—	—	—	(275)	1,488	14,456
NEF Holdings, LLC (equity)	145,000	—	—	—	(15,898)	250	129,102
NEF Holdings, LLC (debt)	—	850	—	—	—	28	850
RD Holdco Inc. (Rug Doctor, common equity)	7,706	—	—	—	(6,480)	—	1,226
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	—	—	—	—	—	—	—
Rug Doctor LLC	9,111	1,448	—	—	(6)	1,128	10,559
SOAGG LLC	4,952	—	1,095	—	(1,557)	111	2,300
SOINT, LLC	5,939	319	380	—	(1,777)	508	4,101

	$557,115	$187,206	$8,649	$—	$ (26,096)	$ 35,667	$709,653

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

June 30, 2021

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

June 30, 2021

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2021

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

June 30, 2021

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

June 30, 2021

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and six months ended June 30, 2021 and 2020.

For the three and six months ended June 30, 2021, the Company recognized $6,890 and $13,700, respectively, in base management fees and $3,879 and $7,746, respectively, in performance-based incentive fees. For the three and six months ended June 30, 2020, the Company recognized $5,971 and $12,240, respectively, in base management fees and $0 and $1,480, respectively, in performance-based incentive fees.

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

For the three and six months ended June 30, 2021, the Company recognized expenses under the Administration Agreement of $1,375 and $2,735 respectively. For the three and six months ended June 30, 2020, the Company recognized expenses under the Administration Agreement of $1,148 and $2,295, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2021 and 2020.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2021

(in thousands, except share amounts)

Note 4. Net Asset Value Per Share

At June 30, 2021, the Company’s total net assets and net asset value per share were $857,446 and $20.29, respectively. This compares to total net assets and net asset value per share at December 31, 2020 of $852,023 and $20.16, respectively.

Note 5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Earnings (loss) per share (basic & diluted)
Numerator - net increase (decrease) in net assets resulting from operations:	$18,567	$54,046	$40,077	$(21,423)
Denominator - weighted average shares:	42,260,826	42,260,826	42,260,826	42,260,826
Earnings (loss) per share:	$0.44	$1.28	$0.95	($0.51)

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2021

(in thousands, except share amounts)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2021 and December 31, 2020:

Fair Value Measurements

As of June 30, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$769,089	$769,089
Equipment Financing	—	—	280,489	280,489
Preferred Equity	—	—	5,249	5,249
Common Equity/Equity Interests/Warrants	1,563	—	442,570	444,133

Total Investments	$1,563	$—	$1,497,397	$1,498,960

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

Fair Value Measurements

As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$798,052	$798,052
Equipment Financing	—	—	284,846	284,846
Preferred Equity	—	—	6,401	6,401
Common Equity/Equity Interests/Warrants	1,681	—	440,971	442,652

Total Investments	$1,681	$—	$1,530,270	$1,531,951

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2021

(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2021, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2021:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, March 31, 2021	$839,766	$285,924	$5,835	$441,965	$1,573,490
Total gains or losses included in earnings:
Net realized gain	—	—	—	568	568
Net change in unrealized gain (loss)	1,124	816	(653)	712	1,999
Purchase of investment securities	59,364	13,222	67	—	72,653
Proceeds from dispositions of investment securities	(131,165)	(19,473)	—	(675)	(151,313)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, June 30, 2021	$769,089	$280,489	$5,249	$442,570	$1,497,397

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$1,124	$816	$ (653)	$712	$1,999

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2020	$798,052	$284,846	$6,401	$440,971	$1,530,270
Total gains or losses included in earnings:
Net realized gain	—	—	—	450	450
Net change in unrealized gain (loss)	4,698	1,094	(1,285)	1,941	6,448
Purchase of investment securities	146,186	28,441	133	—	174,760
Proceeds from dispositions of investment securities	(179,847)	(33,892)	—	(675)	(214,414)
Transfers in/out of Level 3(1)	—	—	—	(117)	(117)

Fair value, June 30, 2021	$769,089	$280,489	$5,249	$442,570	$1,497,397

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$5,429	$1,094	$(1,285)	$902	$6,140

(1)

On February 17, 2021, the Company exercised its warrants in Senseonics Holdings, Inc., receiving shares in the common stock of Senseonics Holdings, Inc. The common stock of Senseonics Holdings, Inc. is publicly traded, so this position is considered to be a Level 1 asset.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2021

(in thousands, except share amounts)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021:

2022 Unsecured Notes and Unfunded Commitments	For the three months ended June 30, 2021
Beginning fair value	$150,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$150,000

2022 Unsecured Notes and Unfunded Commitments	For the six months ended June 30, 2021
Beginning fair value	$150,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$150,000

The Company made an election to apply the fair value option of accounting to the 2022 Unsecured Notes, in accordance with ASC 825-10. On June 30, 2021, there were borrowings of $150,000 on the 2022 Unsecured Notes.

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2020, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2020:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2019	$852,834	$320,630	$10,891	$309,512	$1,493,867
Total gains or losses included in earnings:
Net realized loss	(24,570)	(123)	—	(269)	(24,962)
Net change in unrealized gain (loss)	10,426	(20,043)	(3,334)	(4,898)	(17,849)
Purchase of investment securities	264,939	37,977	320	136,626	439,862
Proceeds from dispositions of investment securities	(305,577)	(53,595)	(1,476)	—	(360,648)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, December 31, 2020	$798,052	$284,846	$6,401	$440,971	$1,530,270

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$(5,084)	$(20,043)	$(3,334)	$(4,898)	$(33,359)

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2021

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of June 30, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2021		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$769,089	Income Approach	Market Yield	4.0% – 14.0% (8.8%)

Equipment Financing	Asset	$ $	151,387 129,102	Income Approach Market Approach	Market Yield Return on Equity	6.6% – 20.3% (9.9%) 10.6%-10.6% (10.6%)

Preferred Equity	Asset		$5,249	Income Approach	Market Yield	3.1% – 8.0% (4.2%)

Common Equity/Equity Interests/Warrants	Asset	$ $	144,804 297,766	Market Multiple(1) Market Approach	Comparable Multiple Return on Equity	5.8x – 10.5x (8.9x) 5.6% – 14.1% (9.5%)

2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	1.5% – 4.6% (4.5%)

(1)	Includes $366 of investments valued using a Black-Scholes model and $144,438 of investments valued using an EBITDA multiple.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2021

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

Note 7. Debt

Our debt obligations consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$194,000	$192,068	(1)	$201,000	$198,766	(1)
NEFPASS Facility	30,000	29,490	(2)	30,000	29,377	(2)
2022 Unsecured Notes	150,000	150,000		150,000	150,000
2022 Tranche C Notes	21,000	20,947	(3)	21,000	20,930	(3)
2023 Unsecured Notes	75,000	74,406	(4)	75,000	74,225	(4)
2024 Unsecured Notes	125,000	124,008	(5)	125,000	123,877	(5)
2026 Unsecured Notes	75,000	74,329	(6)	75,000	74,276	(6)

	$670,000	$665,248		$677,000	$671,451

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,932 and $2,234 as of June 30, 2021 and December 31, 2020, respectively.
(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $510 and $623 as of June 30, 2021 and December 31, 2020, respectively.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $53 and $70 as of June 30, 2021 and December 31, 2020, respectively.
(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $594 and $775 as of June 30, 2021 and December 31, 2020, respectively.
(5)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $992 and $1,123 as of June 30, 2021 and December 31, 2020, respectively.
(6)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $671 and $724 as of June 30, 2021 and December 31, 2020, respectively.

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

June 30, 2021

(in thousands, except share amounts)

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

Revolving and Term Loan Facilities

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into the new senior secured credit agreement (the “Credit Facility”). The Credit Facility is currently composed of $545,000 of revolving credit and $75,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At June 30, 2021, outstanding USD equivalent borrowings under the Credit Facility totaled $194,000, composed of $119,000 of revolving credit and $75,000 of term loans.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into a $50,000 senior secured revolving credit facility (the “NEFPASS Facility”) with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $30,000 of borrowings outstanding as of June 30, 2021.

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

The average annualized interest cost for all borrowings for the six months ended June 30, 2021 and the year ended December 31, 2020 was 3.68% and 4.11%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes, and the 2026 Unsecured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the six months ended June 30, 2021 and the year ended December 31, 2020 were $728,000 and $677,000, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2021

(in thousands, except share amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2021 and 2020:

	Six months ended
	June 30, 2021	June 30, 2020
Per Share Data: (a)
Net asset value, beginning of year	$20.16	$21.44

Net investment income	0.73	0.71
Net realized and unrealized gain (loss)	0.22	(1.22)

Net increase (decrease) in net assets resulting from operations	0.95	(0.51)
Distributions to stockholders:
From net investment income	(0.82)	(0.82)

Net asset value, end of period	$20.29	$20.11

Per share market value, end of period	$18.64	$16.01
Total Return (b)	11.16%	(17.76%)
Net assets, end of period	$857,446	$849,803
Shares outstanding, end of period	42,260,826	42,260,826
Ratios to average net assets (c):
Net investment income	3.63%	3.50%

Operating expenses	3.06%	2.07%
Interest and other credit facility expenses	1.68%	1.59%

Total expenses	4.74%	3.66%

Average debt outstanding	$682,840	$540,230
Portfolio turnover ratio	11.0%	10.2%

(a)	Calculated using the average shares outstanding method.
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

June 30, 2021

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

As of June 30, 2021 SLR Credit had 25 funded commitments to 21 different issuers with a total par value of approximately $294,949 on total assets of $392,856. As of December 31, 2020, SLR Credit had 30 funded commitments to 24 different issuers with a total par value of approximately $404,115 on total assets of $433,914. As of June 30, 2021 and December 31, 2020, the largest loan outstanding totaled $32,095 and $45,000, respectively. For the same periods, the average exposure per issuer was $14,045 and $16,838, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $140,218 and $183,896 of borrowings outstanding at June 30, 2021 and December 31, 2020, respectively. For the three months ended June 30, 2021 and 2020, SLR Credit had net income of $2,111 and $8,350, respectively, on gross income of $8,054 and $12,137, respectively. For the six months ended June 30, 2021 and 2020, SLR Credit had net income of $7,052 and $10,250, respectively, on gross income of $17,731 and $23,642, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit. The total amount of these unfunded commitments as of June 30, 2021 and December 31, 2020 is $130,770 and $126,180, respectively, comprised of the following:

	June 30, 2021	December 31, 2020
SLR Credit Solutions*	$44,263	$44,263
Smile Doctors LLC	21,058	26,740
CC SAG Holdings Corp. (Spectrum Automotive)	19,841	—
SOC Telemed, Inc.	8,896	—
One Touch Direct, LLC	7,367	5,042
Rezolute, Inc.	5,675	—
Neuronetics, Inc.	4,461	6,691
SLR Equipment Finance	4,150	4,150
Atria Wealth Solutions, Inc.	3,746	3,529
Cerapedics, Inc.	2,686	—
Foundation Consumer Brands, LLC	2,269	—
Basic Fun, Inc.	2,150	1,116
Sentry Data Systems, Inc.	1,577	1,577
Pinnacle Treatment Centers, Inc.	1,413	1,386
SunMed Group Holdings, LLC	1,218	—
Soleo Health Holdings, Inc.	—	7,421
Cardiva Medical, Inc.	—	7,333
Kindred Biosciences, Inc.	—	6,897
PQ Bypass, Inc.	—	5,000
Centrexion Therapeutics, Inc.	—	3,785
Delphinus Medical Technologies, Inc.	—	1,250

Total Commitments	$130,770	$126,180

*	The Company controls the funding of the SLR Credit Solutions commitment and may cancel it at its discretion.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2021

(in thousands, except share amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

As of June 30, 2021, SLR Equipment had 129 funded equipment-backed leases and loans to 58 different customers with a total net investment in leases and loans of approximately $183,871 on total assets of $251,622. As of December 31, 2020, NEF had 138 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $188,448 on total assets of $263,443. As of June 30, 2021 and December 31, 2020, the largest position outstanding totaled $19,244 and $25,103, respectively. For the same periods, the average exposure per customer was $3,170 and $3,089, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $90,589 and $100,569 of borrowings outstanding at June 30, 2021 and December 31, 2020, respectively. For the three months ended June 30, 2021 and June 30, 2020, SLR Equipment had net loss of $1,677 and $2,354, respectively, on gross income of $5,740 and $5,419, respectively. For the six months ended June 30, 2021 and June 30, 2020, SLR Equipment had net loss of $1,995 and $1,927, respectively, on gross income of $10,634 and $11,333, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 12. Capital Share Transactions

As of June 30, 2021 and June 30, 2020, 200,000,000 shares of $0.01 par value capital stock were authorized.

There were no transactions in capital stock during the three and six months ended June 30, 2021 and June 30, 2020.

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

As of June 30, 2021, KBHT had total assets of $749,141. Recourse debt outstanding for KBHT totaled $201,002 as of June 30, 2021. Non-recourse debt outstanding for KBHT totaled $352,429 at June 30, 2021. As of December 31, 2020, KBHT had total assets of $744,684. KBHT also had recourse debt outstanding of $219,044 as well as non-recourse debt outstanding of $335,899 at December 31, 2020. For the three and six months ended June 30, 2021, KBHT had net income of $3,778 and $6,045, respectively, on gross income of $61,423 and $119,570, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

June 30, 2021

(in thousands, except share amounts)

Note 14. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On August 3, 2021, our Board declared a quarterly distribution of $0.41 per share payable on October 5, 2021 to holders of record as of September 23, 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Investment Corp.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of June 30, 2021, the related consolidated statements of operations and changes in net assets, for the three-month and six-month periods ended June 30, 2021 and 2020, the related consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

August 3, 2021

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

As of June 30, 2021, the Investment Adviser has directly invested approximately $10.8 billion in more than 430 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 200 different financial sponsors.

Recent Developments

On August 3, 2021, our Board declared a quarterly distribution of $0.41 per share payable on October 5, 2021 to holders of record as of September 23, 2021.

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

Portfolio and Investment Activity

During the three months ended June 30, 2021, we invested approximately $69.0 million across 12 portfolio companies. This compares to investing approximately $61.2 million in 14 portfolio companies for the three months ended June 30, 2020. Investments sold, prepaid or repaid during the three months ended June 30, 2021 totaled approximately $149.7 million versus approximately $28.9 million for the three months ended June 30, 2020.

At June 30, 2021, our portfolio consisted of 101 portfolio companies and was invested 23.0% in cash flow senior secured loans, 25.5% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”), 14.6% in Kingsbridge Holdings, LLC (“KBH”), 18.7% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”), and 18.2% in life science senior secured loans, in each case, measured at fair value, versus 108 portfolio companies and was invested 23.0% in cash flow senior secured loans, 31.4% in asset-based senior secured loans / SLR Credit, 22.2% in equipment senior secured financings / SLR Equipment, and 23.4% in life science senior secured loans, in each case, measured at fair value, at June 30, 2020.

At June 30, 2021, 71.6% or $1.07 billion of our income producing investment portfolio* is floating rate and 28.4% or $422.6 million is fixed rate, measured at fair value. At June 30, 2020, 76.7% or $1.04 billion of our income producing investment portfolio* is floating rate and 23.3% or $314.6 million is fixed rate, measured at fair value. As of June 30, 2021 and 2020, we had no issuers on non-accrual status.

Since inception through June 30, 2021, the Company and its predecessor companies have invested approximately $6.9 billion in more than 305 portfolio companies. Over the same period, the Company has completed transactions with more than 150 different financial sponsors.

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

As of June 30, 2021, SLR Credit had 25 funded commitments to 21 different issuers with a total par value of approximately $294.9 million on total assets of $392.9 million. As of December 31, 2020, SLR Credit had 30 funded commitments to 24 different issuers with total funded loans of approximately $404.1 million on total assets of $433.9 million. As of June 30, 2021 and December 31, 2020, the largest loan outstanding totaled $32.1 million and $45.0 million, respectively. For the same periods, the average exposure per issuer was $14.0 million and $16.8 million, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $140.2 million and $183.9 million of borrowings outstanding at June 30, 2021 and December 31, 2020, respectively. For the three months ended June 30, 2021 and 2020, SLR Credit had net income of $2.1 million and $8.4 million, respectively, on gross income of $8.1 million and $12.1 million, respectively. For the six months ended June 30, 2021 and 2020, SLR Credit had net income of $7.1 million and $10.3 million, respectively, on gross income of $17.7 million and $23.6 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.

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

As of June 30, 2021, SLR Equipment had 129 funded equipment-backed leases and loans to 58 different customers with a total net investment in leases and loans of approximately $183.9 million on total assets of $251.6 million. As of December 31, 2020, SLR Equipment had 138 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $188.4 million on total assets of $263.4 million. As of June 30, 2021 and December 31, 2020, the largest position outstanding totaled $19.2 million and $25.1 million, respectively. For the same periods, the average exposure per customer was $3.2 million and $3.1 million, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $90.6 million and $100.6 million of borrowings outstanding at June 30, 2021 and December 31, 2020, respectively. For the three months ended June 30, 2021 and 2020, SLR Equipment had net loss of $1.7 million and $2.4 million, respectively, on gross income of $5.7 million and $5.4 million, respectively. For the six months ended June 30, 2021 and 2020, SLR Equipment had net loss of $2.0 million and $1.9 million, respectively, on gross income of $10.6 million and $11.3 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

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

As of June 30, 2021, KBHT had total assets of $749.1 million. Recourse debt outstanding for KBHT totaled $201.0 million at June 30, 2021. Non-recourse debt outstanding for KBHT totaled $352.4 million at June 30, 2021. As of December 31, 2020, KBHT had total assets of $744.7 million. KBHT also had recourse debt outstanding of $219.0 million as well as non-recourse debt outstanding of $335.9 million at December 31, 2020. For the three and six months ended June 30, 2021, KBHT had net income of $3.8 million and $6.0 million, respectively, on gross income of $61.4 million and $119.6 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and six months ended June 30, 2021, capitalized PIK income totaled $1.6 million and $3.3 million, respectively. For the three and six months ended June 30, 2020, capitalized PIK income totaled $1.3 million and $1.4 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended June 30, 2021 and June 30, 2020:

Investment Income

For the three and six months ended June 30, 2021, gross investment income totaled $35.6 million and $71.5 million, respectively. For the three and six months ended June 30, 2020, gross investment income totaled $28.6 million and $61.5 million, respectively. The increase in gross investment income for the year over year three and six month periods was primarily due to growth in the income producing portfolio.

Expenses

Expenses totaled $20.1 million and $40.5 million, respectively, for the three and six months ended June 30, 2021, of which $10.8 million and $21.4 million, respectively, were base management fees and performance-based incentive fees and $7.2 million and $14.4 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.1 million and $4.7 million, respectively, for the three and six months ended June 30, 2021. Expenses totaled $14.4 million and $31.5 million, respectively, for the three and six months ended June 30, 2020, of which $6.0 million and $13.7 million, respectively, were base management fees and performance-based incentive fees and $6.6 million and $13.7 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $1.8 million and $4.1 million, respectively, for the three and six months ended June 30, 2020. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the three and six months ended June 30, 2021 versus the three and six months ended June 30, 2020 was primarily due to higher management and incentive fees resulting from a larger income producing investment portfolio on average.

Net Investment Income

The Company’s net investment income totaled $15.5 million and $31.0 million, or $0.37 and $0.73, per average share, respectively, for the three and six months ended June 30, 2021. The Company’s net investment income totaled $14.2 million and $30.1 million, or $0.34 and $0.71, per average share, respectively, for the three and six months ended June 30, 2020.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $150 million and $214 million, respectively, for the three and six months ended June 30, 2021. Net realized gains over the same periods were $0.6 million and $0.2 million, respectively. The Company had investment sales and prepayments totaling approximately $29 million and $229 million, respectively, for the three and six months ended June 30, 2020. Net realized losses over the same periods were $24.8 million and $24.7 million, respectively. Net realized gains for the three months ended June 30, 2021 were generally related to the exit of our warrant position in PQ Bypass, Inc. Net realized gains for the six months ended June 30, 2021 were generally related to the exit of our warrant position in PQ Bypass, Inc., partially offset by losses from the sale of our legacy investment in B. Riley Financial, Inc. Net realized losses for the three and six month periods ended June 30, 2020 were primarily related to the exit of our investment in IHS Intermediate, Inc.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2021, net change in unrealized gain on the Company’s assets and liabilities totaled $2.5 million and $8.9 million, respectively. For the three and six months ended June 30, 2020, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $64.6 million and ($26.7) million, respectively. Net unrealized gain for the three months ended June 30, 2021 is primarily due to appreciation in the value of our investments in PhyMed Management LLC, KBH Topco, LLC and Foundation Brands, LLC, among others, partially offset by the reversal of previously recognized appreciation in our investment in Genmark Diagnostics, Inc., as well as depreciation in the value of our investment in American Teleconferencing Services, Ltd. and SOAGG, LLC, among others. Net unrealized gain for the six months ended June 30, 2021 was primarily due to appreciation in the value our investments in PhyMed Management LLC, Senseonics Holdings, Inc. and KBH Topco, LLC, among others, partially offset by the reversal of previously recognized appreciation in our investment in Genmark Diagnostics, Inc., as well as depreciation in the value of our investment in American Teleconferencing Services, Ltd. and SOAGG, LLC, among others. Net unrealized loss for the three months ended June 30, 2020 is primarily due to depreciation in the value of our investments in SLR Credit Solutions, SLR Equipment Finance, IHS Intermediate, Inc. and Rug Doctor, among others, partially offset by depreciation on our 2022 Unsecured Notes. Net unrealized gain for the three months ended June 30, 2020 is primarily due to the reversal of previously recognized unrealized depreciation in the value of our investment in IHS Intermediate, Inc., as well as appreciation in the value of our investments in Crystal Financial LLC, NEF Holdings LLC, Bishop Lifting Products, Inc. and Kore Wireless Group, Inc., among others, partially offset by appreciation on our 2022 Unsecured Notes. Net unrealized loss for the six months ended June 30, 2020 is primarily due to depreciation in the value of our investments in NEF Holdings LLC, Crystal Financial LLC, Rug Doctor and PhyMed Management LLC, among others, partially offset by the reversal of previously recognized unrealized depreciation in the value of our investment in IHS Intermediate, Inc. as well as depreciation on our 2022 Unsecured Notes.

Net Increase (Decrease) in Net Assets From Operations

For the three and six months ended June 30, 2021, the Company had a net increase in net assets resulting from operations of $18.6 million and $40.1 million, respectively. For the same periods, earnings per average share were $0.44 and $0.95, respectively. For the three and six months ended June 30, 2020, the Company had a net increase (decrease) in net assets resulting from operations of $54.0 million and ($21.4) million, respectively. For the same periods, earnings (loss) per average share were $1.28 and ($0.51), respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes and the 2026 Unsecured Notes (collectively the “Credit Facilities”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of June 30, 2021, we had a total of $446.0 million of unused borrowing capacity under the Credit Facilities, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $425 million in cash equivalents as of June 30, 2021.

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

Revolving & Term Loan Facilities

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into the new Credit Facility. The Credit Facility was originally composed of $470 million of revolving credit and $75 million of term loans. On February 12, 2020, a new lender to the Company executed a commitment increase to our Credit Facility providing for an additional $75.0 million of revolving credit, bringing our Credit Facility’s total revolving credit capacity to $545.0 million. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At June 30, 2021, outstanding USD equivalent borrowings under the Credit Facility totaled $194.0 million, composed of $119.0 million of revolving credit and $75.0 million of term loans.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into the NEFPASS Facility with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $30.0 million of borrowings outstanding as of June 30, 2021.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At June 30, 2021, the Company was in compliance with all financial and operational covenants required by our Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of June 30, 2021:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities(1)	$149.0	$—	$30.0	$119.0	$—
Unsecured senior notes	446.0	150.0	96.0	125.0	75.0
Term Loans	75.0	—	—	75.0	—

(1)	As of June 30, 2021, we had a total of $446.0 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table (in thousands) as of the quarter ended June 30, 2021 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2021 (through June 30, 2021)	$119,000	$405	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A
2022 Unsecured Notes
Fiscal 2021 (through June 30, 2021)	150,000	511	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2021 (through June 30, 2021)	21,000	72	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2021 (through June 30, 2021)	75,000	255	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2021 (through June 30, 2021)	125,000	425	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2026 Unsecured Notes
Fiscal 2021 (through June 30, 2021)	75,000	255	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2021 (through June 30, 2021)	75,000	255	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A
NEFPASS Facility
Fiscal 2021 (through June 30, 2021)	30,000	102	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2021 (through June 30, 2021)	$670,000	$2,280	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of June 30, 2021, asset coverage was 228.0%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021	December 31, 2020
(in millions)
SLR Credit Solutions*	$44.3	$44.3
Smile Doctors LLC	21.0	26.7
CC SAG Holdings Corp. (Spectrum Automotive)	19.8	—
SOC Telemed, Inc.	8.9	—
One Touch Direct, LLC	7.4	5.0
Rezolute, Inc.	5.7	—
Neuronetics, Inc.	4.5	6.7
SLR Equipment Finance	4.2	4.2
Atria Wealth Solutions, Inc.	3.7	3.5
Cerapedics, Inc.	2.7	—
Foundation Consumer Brands, LLC	2.3	—
Basic Fun, Inc.	2.1	1.1
Sentry Data Systems, Inc.	1.6	1.6
Pinnacle Treatment Centers, Inc.	1.4	1.4
SunMed Group Holdings, LLC	1.2	—
Soleo Health Holdings, Inc.	—	7.4
Cardiva Medical, Inc.	—	7.3
Kindred Biosciences, Inc.	—	6.9
PQ Bypass, Inc.	—	5.0
Centrexion Therapeutics, Inc.	—	3.8
Delphinus Medical Technologies, Inc.	—	1.3

Total Commitments	$130.8	$126.2

*	The Company controls the funding of the SLR Credit Solutions commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2021
August 3, 2021	September 23, 2021	October 5, 2021	$0.41
May 5, 2021	June 23, 2021	July 2, 2021	0.41
February 24, 2021	March 18, 2021	April 2, 2021	0.41

Total 2021			$1.23

Fiscal 2020
November 5, 2020	December 17, 2020	January 5, 2021	$0.41
August 4, 2020	September 17, 2020	October 2, 2020	0.41
May 7, 2020	June 18, 2020	July 2, 2020	0.41
February 20, 2020	March 19, 2020	April 3, 2020	0.41

Total 2020			$1.64

Fiscal 2019
November 4, 2019	December 19, 2019	January 3, 2020	$0.41
August 5, 2019	September 19, 2019	October 2, 2019	0.41
May 6, 2019	June 20, 2019	July 2, 2019	0.41
February 21, 2019	March 21, 2019	April 3, 2019	0.41

Total 2019			$1.64

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2021, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of June 30, 2021 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2021 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately four cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2021, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%

Increase in Net Investment Income Per Share Per Year	0.01	$(0.04)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2021 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2021 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the period ended June 30, 2021 to the risk factors discussed in “Risk Factors” in the February 24, 2021 filing of our Annual Report on Form 10-K.

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

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended June 30, 2021.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023(4)

23.1	Awareness Letter of Independent Registered Public Accounting Firm*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2021.

SLR INVESTMENT CORP.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)