Form 10-Q
period 2021-09-30
SLR Investment Corp.
filed 2021-11-03
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2021

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 29, 2021 was 42,260,826.

SLR INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2021 (unaudited) and December 31, 2020	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2021 (unaudited) and the three and nine months ended September 30, 2020 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2021 (unaudited) and the three and nine months ended September 30, 2020 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 (unaudited) and the nine months ended September 30, 2020 (unaudited)	6

	Consolidated Schedule of Investments as of September 30, 2021 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2020	12

	Notes to Consolidated Financial Statements (unaudited)	17

	Report of Independent Registered Public Accounting Firm	34

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	50

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Mine Safety Disclosures	53

Item 5.	Other Information	53

Item 6.	Exhibits	53

	Signatures	55

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Investment Corp. unless the context states otherwise.

Item 1.	Financial Statements

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Investments at fair value:
Companies less than 5% owned (cost: $924,613 and $832,507, respectively)	$915,687	$822,298
Companies more than 25% owned (cost: $717,531 and $724,428, respectively)	708,862	709,653
Cash	39,999	8,779
Cash equivalents (cost: $419,994 and $379,997, respectively)	419,994	379,997
Dividends receivable	9,019	7,927
Interest receivable	5,640	6,478
Receivable for investments sold	204	255
Prepaid expenses and other assets	611	571

Total assets	$2,100,016	$1,935,958

Liabilities
Debt ($717,740 and $677,000 face amounts, respectively, reported net of unamortized debt issuance costs of $4,414 and $5,549, respectively. See notes 6 and 7)	$713,326	$671,451
Payable for investments and cash equivalents purchased	496,798	380,038
Distributions payable	17,327	17,327
Management fee payable (see note 3)	7,142	6,535
Performance-based incentive fee payable (see note 3)	698	792
Interest payable (see note 7)	6,591	3,416
Administrative services payable (see note 3)	2,152	1,946
Other liabilities and accrued expenses	2,492	2,430

Total liabilities	$1,246,526	$1,083,935

Commitments and contingencies (see note 10)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,260,826 shares issued and outstanding, respectively	$423	$423
Paid-in capital in excess of par	962,481	962,481
Accumulated distributable net loss	(109,414)	(110,881)

Total net assets	$853,490	$852,023

Net Asset Value Per Share	$20.20	$20.16

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$19,202	$20,922	$62,517	$66,329
Companies more than 25% owned	2,834	1,355	8,605	4,050
Dividends:
Companies less than 5% owned	—	14	133	37
Companies more than 25% owned	9,078	6,094	28,485	18,777
Other income:
Companies less than 5% owned	1,044	462	3,862	1,175
Companies more than 25% owned	5	4	20	12

Total investment income	32,163	28,851	103,622	90,380

EXPENSES:
Management fees (see note 3)	$7,142	$6,176	$20,842	$18,416
Performance-based incentive fees (see note 3)	698	—	8,444	1,480
Interest and other credit facility expenses (see note 7)	7,127	6,510	21,502	20,173
Administrative services expense (see note 3)	1,435	1,572	4,170	3,867
Other general and administrative expenses	755	326	2,673	2,123

Total expenses	17,157	14,584	57,631	46,059

Net investment income	$15,006	$14,267	$45,991	$44,321

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND DEBT:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$(127)	$(278)	$68	$(25,044)

Net change in unrealized gain (loss) on investments, cash equivalents and net change in unrealized (gain) loss on debt:
Companies less than 5% owned	(6,507)	2,903	1,284	2,979
Companies more than 25% owned	4,999	3,225	6,105	(26,062)
Debt	—	(1,500)	—	1,000

Net change in unrealized gain (loss) on investments, cash equivalents and debt	(1,508)	4,628	7,389	(22,083)

Net realized and unrealized gain (loss) on investments, cash equivalents and debt	(1,635)	4,350	7,457	(47,127)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,371	$18,617	$53,448	$(2,806)

EARNINGS (LOSS) PER SHARE (see note 5)	$0.32	$0.44	$1.26	$(0.07)

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income	$15,006	$14,267	$45,991	$44,321
Net realized gain (loss)	(127)	(278)	68	(25,044)
Net change in unrealized gain (loss)	(1,508)	4,628	7,389	(22,083)

Net increase (decrease) in net assets resulting from operations	13,371	18,617	53,448	(2,806)

Distributions to stockholders:
From net investment income	(17,327)	(17,327)	(51,981)	(51,981)

Capital transactions (see note 12):
Net increase (decrease) in net assets resulting from capital transactions	—	—	—	—

Total increase (decrease) in net assets	(3,956)	1,290	1,467	(54,787)
Net assets at beginning of period	857,446	849,803	852,023	905,880

Net assets at end of period	$853,490	$851,093	$853,490	$851,093

Capital stock activity (see note 12):
Net increase (decrease)from capital stock activity	—	—	—	—

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$53,448	$(2,806)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(68)	25,044
Net change in unrealized (gain) loss on investments	(7,389)	23,083
Net change in unrealized loss on debt	—	(1,000)
(Increase) decrease in operating assets:
Purchase of investments	(398,349)	(183,186)
Proceeds from disposition of investments	321,918	286,479
Net accretion of discount on investments	(4,652)	(5,628)
Capitalization of payment-in-kind income	(5,000)	(3,039)
Collections of payment-in-kind income	942	166
Receivable for investments sold	51	77
Interest receivable	838	(1,413)
Dividends receivable	(1,092)	4,482
Prepaid expenses and other assets	(40)	(48)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	116,760	136,446
Management fee payable	607	(571)
Performance-based incentive fee payable	(94)	(4,281)
Administrative services expense payable	206	(739)
Interest payable	3,175	2,632
Other liabilities and accrued expenses	62	(580)

Net Cash Provided by Operating Activities	81,323	275,118

Cash Flows from Financing Activities:
Cash distributions paid	(51,981)	(51,981)
Deferred financing costs	1,169	841
Proceeds from issuance of unsecured debt	49,966	—
Proceeds from secured borrowings	457,000	31,000
Repayment of secured borrowings	(466,260)	(103,900)

Net Cash Used in Financing Activities	(10,106)	(124,040)

NET INCREASE IN CASH AND CASH EQUIVALENTS	71,217	151,078
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	388,776	436,354

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$459,993	$587,432

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,327	$17,541

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 105.4%
First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550		1.00%	6.50%	5/7/2018	5/9/2025	$13,633	$13,493	$13,633
Alteon Health, LLC	Health Care Providers & Services	L+650		1.00%	7.50%	9/14/2018	9/1/2023	14,161	14,118	14,161
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	7.50%	5/5/2016	9/9/2021	24,822	24,453	15,831
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	7.50%	9/17/2021	12/7/2021	5,148	5,072	5,148
AmeriMark Intermediate Holdings, LLC(18)	Internet & Catalog Retail	L+600		1.00%	7.00%	7/28/2021	10/15/2026	25,226	24,721	24,721
Atria Wealth Solutions, Inc.	Diversified Financial Services	L+600		1.00%	7.00%	9/14/2018	11/30/2022	6,361	6,341	6,361
Basic Fun, Inc.	Specialty Retail	L+675		1.00%	7.75%	10/30/2020	10/30/2023	2,580	2,550	2,580
CC SAG Holdings Corp. (Spectrum Automotive)	Diversified Consumer Services	L+575		0.75%	6.50%	6/29/2021	6/29/2028	11,184	11,021	11,016
Community Brands ParentCo, LLC (f/k/a Ministry Brands)	Software	L+400		1.00%	5.00%	7/30/2021	12/2/2022	34,989	34,529	34,989
Enhanced Permanent Capital, LLC(3)	Capital Markets	L+700		1.00%	8.00%	12/29/2020	12/29/2025	23,318	22,724	23,318
Foundation Consumer Brands, LLC	Personal Products	L+638		1.00%	7.38%	2/12/2021	2/12/2027	35,182	34,377	35,182
iCIMS, Inc.	Software	L+650		1.00%	7.50%	9/7/2018	9/12/2024	19,341	19,102	19,341
Inszone Mid, LLC	Insurance	L+575		1.00%	6.75%	9/28/2021	6/30/2026	4,491	4,447	4,447
Kid Distro Holdings, LLC (Distro Kid)	Software	L+600		1.00%	7.00%	9/24/2021	10/1/2027	29,817	29,221	29,221
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700		1.00%	8.00%	12/21/2018	12/21/2024	80,000	79,692	80,000
KORE Wireless Group, Inc.	Wireless Telecommunication Services	L+550		—	5.63%	12/21/2018	12/21/2024	36,564	36,125	36,564
Legility, LLC	Commercial Services & Supplies	L+600		1.00%	7.00%	2/27/2020	12/17/2025	19,200	18,910	19,200
Logix Holding Company, LLC	Communications Equipment	L+575		1.00%	6.75%	9/14/2018	12/22/2024	7,420	7,375	7,198
Maurices, Incorporated	Specialty Retail	L+675		1.00%	7.75%	8/27/2021	6/1/2024	7,344	7,201	7,197
MMIT Holdings, LLC	IT Services	L+625		1.00%	7.25%	9/21/2021	9/15/2027	25,761	25,366	25,364
NAC Holdings Corporation (Jaguar)	Insurance	L+475		1.00%	5.75%	7/30/2021	9/28/2024	1,114	1,101	1,100
One Touch Direct, LLC	Commercial Services & Supplies	P+75		—	4.00%	4/3/2020	9/30/2022	1,606	1,606	1,606
PhyNet Dermatology LLC	Health Care Providers & Services	L+600	(17)	1.00%	7.00%	9/5/2018	8/16/2024	14,614	14,548	14,614
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	L+575		1.00%	6.75%	1/22/2020	12/31/2022	11,999	11,945	11,999
PPT Management Holdings, LLC	Health Care Providers & Services	L+800	(15)	1.00%	9.00%	9/14/2018	12/16/2022	21,059	21,017	19,901
RQM+ Corp.	Life Sciences Tools & Services	L+575		1.00%	6.75%	8/20/2021	8/12/2026	16,545	16,383	16,379
Smile Doctors LLC	Personal Products	L+600		1.00%	7.00%	12/17/2020	10/6/2022	31,906	31,427	31,906
Stryten Energy LLC	Auto Parts & Equipment	L+800		1.00%	9.00%	8/11/2021	10/12/2026	18,750	18,375	18,375
SunMed Group Holdings, LLC	Health Care Equipment & Supplies	L+575		0.75%	6.50%	6/16/2021	6/16/2028	18,777	18,459	18,448
The Children’s Place, Inc.(3)	Specialty Retail	L+800		1.00%	9.00%	10/5/2020	5/9/2024	15,568	15,391	15,568
Ultimate Baked Goods Midco LLC (Rise Baking)	Packaged Foods & Meats	L+625		1.00%	7.25%	8/12/2021	8/13/2027	18,580	18,124	18,116
USR Parent, Inc. (Staples)	Specialty Retail	L+884		1.00%	9.84%	6/3/2020	9/12/2022	3,561	3,561	3,561

Total First Lien Bank Debt/Senior Secured Loans									$592,775	$587,045

Second Lien Asset-Based Senior Secured Loans
Varilease Finance, Inc.	Multi-Sector Holdings	L+750		1.00%	8.50%	8/22/2014	11/15/2025	29,563	$29,463	$29,563

Second Lien Bank Debt/Senior Secured Loans
PhyMed Management LLC	Health Care Providers & Services	L+1400	(16)	1.00%	15.00%	12/18/2015	9/30/2022	36,649	$36,567	$34,817
Rug Doctor LLC (2)	Diversified Consumer Services	L+975	(11)	1.50%	11.25%	12/23/2013	5/16/2023	11,495	11,483	11,495

Total Second Lien Bank Debt/Senior Secured Loans									$48,050	$46,312

First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	$20,074	$20,455	$20,425
Apollo Endosurgery, Inc.	Health Care Equipment & Supplies	L+750		1.36%	8.86%	3/15/2019	3/1/2025	20,492	21,061	21,004
Ardelyx, Inc. (3)	Pharmaceuticals	L+745		0.25%	7.70%	5/10/2018	11/1/2022	24,500	25,591	25,603
Axcella Health Inc.	Pharmaceuticals	L+860		0.10%	8.70%	9/2/2021	9/1/2026	9,278	9,288	9,278
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725		2.45%	9.70%	6/28/2019	1/1/2024	16,400	16,637	16,687
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2025	26,861	27,421	27,425
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850		1.00%	9.50%	8/18/2017	6/1/2022	1,452	1,752	1,713
Glooko, Inc. (3)	Health Care Technology	L+790		0.10%	8.00%	9/30/2021	10/1/2026	8,364	8,322	8,322
Neuronetics, Inc. (3)	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	15,613	15,827	15,847
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+985		1.00%	10.85%	7/30/2018	12/15/2021	10,500	11,893	11,865
Rezolute, Inc.	Biotechnology	L+875		0.12%	8.87%	4/14/2021	4/1/2026	5,675	5,647	5,646
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550		2.10%	7.60%	12/21/2018	6/1/2026	40,291	40,990	40,996
scPharmaceuticals, Inc.	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	4,684	4,743	4,742
SOC Telemed, Inc. (3)	Health Care Providers & Services	L+747		0.13%	7.60%	3/26/2021	4/1/2026	26,688	26,704	26,688

Total First Lien Life Science Senior Secured Loans									$236,331	$236,241

Total Senior Secured Loans									$906,619	$899,161

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2021

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 31.8%
Aero Operating LLC (14)	Commercial Services & Supplies	9.09-9.64%	2/12/2021	3/1/2025-4/1/2025	$2,886	$2,886	$2,886
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	3/28/2022	4,082	4,075	4,123
Blackhawk Mining, LLC (14)	Oil, Gas & Consumable Fuels	10.97-11.16%	2/16/2018	3/1/2022-11/1/2022	2,134	2,090	2,082
Boart Longyear Company (14)	Metals & Mining	9.00-10.44%	5/28/2020	10/31/2021-4/1/2025	4,620	4,620	4,620
C&H Paving, Inc. (14)	Construction & Engineering	9.94-11.66%	12/26/2018	1/1/2024-11/1/2024	2,856	2,886	2,852
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023-6/22/26	3,304	3,304	3,250
Central Freight Lines, Inc. (10)	Road & Rail	7.16%	7/31/2017	1/14/2024	969	969	969
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	1,833	1,833	1,833
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	8.87-9.30%	5/27/2021	6/1/2025-10/1/2026	1,894	1,894	1,894
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	2,470	2,509	2,470
EasyPak, LLC (10)	Containers & Packaging	9.01%	1/6/2021	1/1/2024	697	697	697
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	6,075	6,116	6,075
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/2022-4/27/2025	22,032	22,032	21,283
Family First Freight, LLC (10)	Road & Rail	8.00-10.10%	7/31/2017	6/1/2022-5/1/2023	462	462	458
Freightsol LLC (14)	Road & Rail	12.51-12.89%	4/9/2019	11/1/2023	1,499	1,519	1,499
Garda CL Technical Services, Inc. (14)	Commercial Services & Supplies	8.30-8.77%	3/22/2018	6/5/2023-10/5/2023	1,428	1,428	1,426
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	12/4/2021	766	766	751
GMT Corporation (14)	Machinery	10.71%	10/23/2018	10/1/2025	5,637	5,644	5,637
Haljoe Coaches USA, LLC (14)	Road & Rail	8.53%	7/31/2017	7/1/2024	1,083	1,083	934
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%	11/15/2018	5/1/2024-9/1/2025	444	444	433
Hypro, Inc. (10)	Machinery	11.53%	9/30/2019	10/1/2023	1,585	1,594	1,575
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	8,686	8,761	8,686
Kool Pak, LLC (14)	Road & Rail	8.58%	2/5/2018	3/1/2024	381	381	381
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/24-9/25/24	14,731	14,731	14,456
Lux Credit Consultants, LLC (10)	Road & Rail	8.28-9.11%	6/17/2021	7/1/2025-10/1/2025	6,943	6,943	6,943
Lux Vending, LLC (10)	Consumer Finance	12.46%	8/20/2021	8/20/2024	1,824	1,868	1,824
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	4/30/2022-2/28/2025	1,665	1,662	1,665
Rane Light Metal Castings Inc. (14)	Machinery	10.00%	6/1/2020	7/1/2024	275	275	275
Rango, Inc. (10)(14)	Commercial Services & Supplies	9.33-9.79%	9/24/2019	4/1/2023-11/1/2024	4,009	4,057	3,934
Rossco Crane & Rigging, Inc. (14)	Commercial Services & Supplies	11.53%	8/25/2017	9/1/2022	171	171	171
Royal Coach Lines, Inc. (14)	Road & Rail	9.56%	11/21/2019	8/1/2025	1,100	1,100	1,004
Royal Express Inc. (14)	Road & Rail	9.53%	1/17/2019	2/1/2024	743	751	743
Sidelines Tree Service LLC (14)	Diversified Consumer Services	10.25%	7/31/2017	10/1/2022	55	55	53
South Texas Oilfield Solutions, LLC (14)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	1,581	1,581	1,552
ST Coaches, LLC (14)	Road & Rail	8.22-8.58%	7/31/2017	10/1/2022-1/25/2025	4,913	4,913	4,461
Stafford Logistics, Inc. (10)	Commercial Services & Supplies	12.63-12.71%	9/11/2019	10/1/2024-10/1/2025	2,523	2,523	2,425
Star Coaches Inc. (14)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,428	3,428	2,940
Sturgeon Services International Inc. (10)	Energy Equipment & Services	18.38%	7/31/2017	2/28/2022	263	263	248
Superior Transportation, Inc. (14)	Road & Rail	10.22-10.62%	7/31/2017	1/1/2026	4,779	4,779	4,779
Tailwinds, LLC (10)	Air Freight & Logistics	8.50-9.00%	7/26/2019	8/1/2024-10/16/2025	2,361	2,361	2,361
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	10.21-15.36%	7/31/2017	10/29/2023-2/10/2024	3,853	3,855	3,587
Thora Capital, LLC (10)	Airlines	9.00%	7/3/2019	7/1/2025	5,109	5,109	5,104
Trolleys, Inc. (14)	Road & Rail	9.99%	7/18/2018	8/1/2022	1,736	1,736	1,701
Up Trucking Services, LLC (14)	Road & Rail	11.21%	3/23/2018	8/1/2024	737	747	737
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%	7/11/2019	8/1/2024-8/1/2026	2,745	2,745	2,694
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%	7/31/2019	8/1/2024-10/5/25	933	937	933
Womble Company, Inc. (14)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	585	585	574

					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)*	Multi-Sector Holdings		7/31/2017		200	145,000	129,102

Total Equipment Financing						$290,168	$271,080

Preferred Equity – 0.7%
SOAGG LLC (2)(3)(4)	Aerospace & Defense	8.00%	12/14/2010	6/30/2023	446	$446	$1,121
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00%(11)	6/8/2012	6/30/2023	55,336	5,534	4,427

Total Preferred Equity						$5,980	$5,548

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2021

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—52.5%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	6,347	$106	$—
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	65
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	80
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	208,000	63	257
KBH Topco LLC (Kingsbridge) (2)(5)	Multi-Sector Holdings	11/3/2020	73,500,000	136,596	142,996
RD Holdco Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	—
RD Holdco Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	406,923	117	1,380
SLR Credit Solutions (2)(3)	Diversified Financial Services	12/28/2012	280,303	280,737	298,766
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	27,352	152	—

Total Common Equity/Equity Interests/Warrants				$439,377	$448,760

Total Investments (6) — 190.4%				$1,642,144	$1,624,549

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 49.2%
U.S. Treasury Bill	Government	9/30/2021	11/23/2021	$420,000	$419,994	$419,994

Total Investments & Cash Equivalents—239.6%					$2,062,138	$2,044,543
Liabilities in Excess of Other Assets — (139.6%)						(1,191,053)

Net Assets — 100.0%						$853,490

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of September 30, 2021.

(2)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2021 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2020	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend Income	Fair Value at September 30, 2021
AviatorCap SII, LLC	$2,941	$—	$2,941	$—	$—	$92	$—
Equipment Operating Leases, LLC	25,540	—	4,306	—	49	1,509	21,283
Kingsbridge Holdings, LLC	80,000	—	—	—	(58)	4,912	80,000
KBH Topco, LLC (Kingsbridge)	136,596	—	—	—	6,400	9,750	142,996
Loyer Capital LLC	14,456	—	—	—	—	1,110	14,456
RD Holdco Inc. (Rug Doctor, common equity)	1,226	—	—	—	(1,226)	—	—
RD Holdco Inc. (Rug Doctor, class B)..	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)..	—	—	—	—	—	—	—
Rug Doctor LLC	10,559	936	—	—	(5)	960	11,495
SLR Credit Solutions	296,766	—	—	—	2,000	17,000	298,766
SLR Equipment Finance (equity)	129,102	—	—	—	—	—	129,102
SLR Equipment Finance (debt)	850	—	850	—	—	42	—
SOAGG LLC	2,300	—	—	—	(1,179)	1,534	1,121
SOINT, LLC	4,101	202	—	—	124	201	4,427

	$709,653	$1,138	$8,097	$—	$6,105	$37,110	$708,862

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2021

(in thousands)

(3)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2021, on a fair value basis, non-qualifying assets in the portfolio represented 19.3% of the total assets of the Company.

(4)	The Company’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(5)	Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $11,835; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $61,573 and $49,738, respectively, based on a tax cost of $1,612,714. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

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

(15)	Spread is 6.00% Cash / 2.00% PIK.
(16)	Spread is 2.50% Cash / 11.50% PIK.
(17)	Spread is 5.00% Cash / 1.00% PIK.
(18)

AmeriMark Interactive, LLC, AmeriMark Direct LLC, AmeriMark Intermediate Sub, Inc., L.T.D. Commodities LLC, Dr. Leonard’s Healthcare Corp. and Amerimark Intermediate Holdings, LLC are each co-Borrowers.

*	Non-income producing security.
**	Investment is on non-accrual status.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2021

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2021
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	25.7%
Diversified Financial Services (includes SLR Credit Solutions)	18.8%
Health Care Providers & Services	8.4%
Pharmaceuticals	7.3%
Software	6.2%
Health Care Equipment & Supplies	6.0%
Personal Products	4.1%
Commercial Services & Supplies	2.7%
Wireless Telecommunication Services	2.3%
Road & Rail	2.1%
Specialty Retail	1.8%
Diversified Consumer Services	1.8%
Communications Equipment	1.7%
IT Services	1.6%
Internet & Catalog Retail	1.5%
Capital Markets	1.4%
Auto Parts & Equipment	1.1%
Packaged Foods & Meats	1.1%
Auto Components	0.7%
Airlines	0.7%
Health Care Technology	0.5%
Machinery	0.5%
Biotechnology	0.3%
Aerospace & Defense	0.3%
Insurance	0.3%
Metals & Mining	0.3%
Construction & Engineering	0.2%
Energy Equipment & Services	0.2%
Air Freight & Logistics	0.1%
Oil, Gas & Consumable Fuels	0.1%
Hotels, Restaurants & Leisure	0.1%
Consumer Finance	0.1%
Containers & Packaging	0.0%

Total Investments	100.0%

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

September 30, 2021

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

The Company’s investment objective is to maximize both current income and capital appreciation through debt and equity investments. The Company directly and indirectly invests primarily in leveraged middle market companies in the form of senior secured loans, financing leases and to a lesser extent, unsecured loans and equity securities. From time to time, we may also invest in public companies that are thinly traded.

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

September 30, 2021

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2021

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

September 30, 2021

(in thousands, except share amounts)

(l)

The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(m)

The Company records expenses related to shelf registration statements and applicable equity offering costs as prepaid assets. These expenses are typically charged as a reduction of capital upon the sale of shares or expensed, in accordance with ASC 946-20-25.

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

September 30, 2021

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2021 and 2020.

For the three and nine months ended September 30, 2021, the Company recognized $7,142 and $20,842, respectively, in base management fees and $698 and $8,444, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2020, the Company recognized $6,176 and $18,416, respectively, in base management fees and $0 and $1,480, respectively, in performance-based incentive fees.

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

For the three and nine months ended September 30, 2021, the Company recognized expenses under the Administration Agreement of $1,435 and $4,170 respectively. For the three and nine months ended September 30, 2020, the Company recognized expenses under the Administration Agreement of $1,572 and $3,867, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2021 and 2020.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2021

(in thousands, except share amounts)

Note 4. Net Asset Value Per Share

At September 30, 2021, the Company’s total net assets and net asset value per share were $853,490 and $20.20, respectively. This compares to total net assets and net asset value per share at December 31, 2020 of $852,023 and $20.16, respectively.

Note 5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Earnings (loss) per share (basic & diluted)
Numerator—net increase (decrease) in net assets resulting from operations:	$13,371	$18,617	$53,448	$(2,806)
Denominator—weighted average shares:	42,260,826	42,260,826	42,260,826	42,260,826
Earnings (loss) per share:	$0.32	$0.44	$1.26	($0.07)

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2021

(in thousands, except share amounts)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2021 and December 31, 2020:

Fair Value Measurements

As of September 30, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$899,161	$899,161
Equipment Financing	—	—	271,080	271,080
Preferred Equity	—	—	5,548	5,548
Common Equity/Equity Interests/Warrants	1,380	—	447,380	448,760

Total Investments	$1,380	$—	$1,623,169	$1,624,549

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

Fair Value Measurements

As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$798,052	$798,052
Equipment Financing	—	—	284,846	284,846
Preferred Equity	—	—	6,401	6,401
Common Equity/Equity Interests/Warrants	1,681	—	440,971	442,652

Total Investments	$1,681	$—	$1,530,270	$1,531,951

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2021

(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2021, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2021:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, June 30, 2021	$769,089	$280,489	$5,249	$442,570	$1,497,397
Total gains or losses included in earnings:
Net realized loss	—	—	—	(105)	(105)
Net change in unrealized gain (loss)	(6,250)	(219)	230	4,915	(1,324)
Purchase of investment securities	218,791	15,032	69	—	233,892
Proceeds from dispositions of investment securities	(82,469)	(24,222)	—	—	(106,691)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, September 30, 2021	$899,161	$271,080	$5,548	$447,380	$1,623,169

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(5,503)	$(219)	$230	$4,810	$(682)

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2020	$798,052	$284,846	$6,401	$440,971	$1,530,270
Total gains or losses included in earnings:
Net realized gain	—	—	—	345	345
Net change in unrealized gain (loss)	(1,552)	875	(1,055)	6,856	5,124
Purchase of investment securities	364,977	43,472	202	—	408,651
Proceeds from dispositions of investment securities	(262,316)	(58,113)	—	(675)	(321,104)
Transfers in/out of Level 3(1)	—	—	—	(117)	(117)

Fair value, September 30, 2021	$899,161	$271,080	$5,548	$447,380	$1,623,169

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(822)	$875	$(1,055)	$6,597	$5,595

(1)

On February 17, 2021, the Company exercised its warrants in Senseonics Holdings, Inc., receiving shares in the common stock of Senseonics Holdings, Inc. The common stock of Senseonics Holdings, Inc. is publicly traded, so this position is considered to be a Level 1 asset.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2021

(in thousands, except share amounts)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021:

2022 Unsecured Notes	For the three months ended September 30, 2021
Beginning fair value	$150,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$150,000

2022 Unsecured Notes	For the nine months ended September 30, 2021
Beginning fair value	$150,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$150,000

The Company made an election to apply the fair value option of accounting to the 2022 Unsecured Notes, in accordance with ASC 825-10. On September 30, 2021, there were borrowings of $150,000 on the 2022 Unsecured Notes.

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

September 30, 2021

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2021		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$ $	878,182 20,979	Income Approach Market Multiple(1)	Market Yield Comparable Multiple	4.0% –26.2% (8.4%) 2.0x-3.0x(2.5x)/3.0x-4.0x(3.5x)
Equipment Financing	Asset	$ $	141,978 129,102	Income Approach Market Approach	Market Yield Return on Equity	7.2% –20.3% (10.0%) 8.9%-8.9% (8.9%)
Preferred Equity	Asset		$5,548	Income Approach	Market Yield	3.1% –8.0% (4.1%)
Common Equity/Equity Interests/Warrants	Asset	$ $	148,614 298,766	Market Multiple(2) Market Approach	Comparable Multiple Return on Equity	5.8x –10.5x (8.3x) 5.9% –14.4% (8.7%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	1.5% –4.6% (4.5%)

(1)

Investments are valued using a sum-of-the parts analysis, using expected EBITDA multiples (2x-3x) for certain segments of the business and expected revenue multiples (3x-4x) for certain segments of the business.

(2)	Includes $402 of investments valued using a Black-Scholes model and $148,212 of investments valued using an EBITDA multiple

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2021

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2020		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset		$798,052	Income Approach	Market Yield	5.8% –16.4% (8.9%)
Equipment Financing	Asset	$ $	155,744 129,102	Income Approach Market Approach	Market Yield Return on Equity	6.6% –20.3% (10.3%) 10.9%-10.9% (10.9%)
Preferred Equity	Asset		$6,401	Income Approach	Market Yield	3.3% –8.0% (5.0%)
Common Equity/Equity Interests/Warrants	Asset	$ $	144,205 296,766	Market Multiple(1) Market Approach	Comparable Multiple Return on Equity	5.8x –6.3x (6.3x) (10.3%) –13.7% (0.5%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	1.5% –4.6% (4.5%)

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

Note 7. Debt

Our debt obligations consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$193,500	$191,700	(1)	$201,000	$198,766	(1)
NEFPASS Facility	28,240	27,775	(2)	30,000	29,377	(2)
2022 Unsecured Notes	150,000	150,000		150,000	150,000
2022 Tranche C Notes	21,000	20,955	(3)	21,000	20,930	(3)
2023 Unsecured Notes	75,000	74,498	(4)	75,000	74,225	(4)
2024 Unsecured Notes	125,000	124,075	(5)	125,000	123,877	(5)
2026 Unsecured Notes	75,000	74,356	(6)	75,000	74,276	(6)
2027 Unsecured Notes	50,000	49,967	(7)	—	—

	$717,740	$713,326		$677,000	$671,451

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,800 and $2,234 as of September 30, 2021 and December 31, 2020, respectively.
(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $465 and $623 as of September 30, 2021 and December 31, 2020, respectively.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $45 and $70 as of September 30, 2021 and December 31, 2020, respectively.
(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $502 and $775 as of September 30, 2021 and December 31, 2020, respectively.
(5)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $925 and $1,123 as of September 30, 2021 and December 31, 2020, respectively.
(6)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $644 and $724 as of September 30, 2021 and December 31, 2020, respectively.
(7)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $33 as of September 30, 2021.

Unsecured Notes

On September 14, 2021, the Company closed a private offering of $50,000 of the 2027 Unsecured Notes with a fixed interest rate of 2.95% and a maturity date of March 14, 2027. Interest on the 2027 Unsecured Notes is due semi-annually on March 14 and September 14. The 2027 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2021

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

Revolving and Term Loan Facilities

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into the new senior secured credit agreement (the “Credit Facility”). The Credit Facility is currently composed of $545,000 of revolving credit and $75,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At September 30, 2021, outstanding USD equivalent borrowings under the Credit Facility totaled $193,500, composed of $118,500 of revolving credit and $75,000 of term loans.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into a $50,000 senior secured revolving credit facility (the “NEFPASS Facility”) with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $28,240 of borrowings outstanding as of September 30, 2021.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2021

(in thousands, except share amounts)

The average annualized interest cost for all borrowings for the nine months ended September 30, 2021 and the year ended December 31, 2020 was 3.69% and 4.11%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes, the 2026 Unsecured Notes and the 2027 Unsecured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the nine months ended September 30, 2021 and the year ended December 31, 2020 were $728,000 and $677,000, respectively.

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2021 and 2020:

	Nine months ended
	September 30, 2021	September 30, 2020
Per Share Data: (a)
Net asset value, beginning of year	$20.16	$21.44

Net investment income	1.09	1.05
Net realized and unrealized gain (loss)	0.18	(1.12)

Net increase (decrease) in net assets resulting from operations	1.27	(0.07)
Distributions to stockholders:
From net investment income	(1.23)	(1.23)

Net asset value, end of period	$20.20	$20.14

Per share market value, end of period	$19.13	$15.85
Total Return (b)	16.46%	(16.53%)
Net assets, end of period	$853,490	$851,093
Shares outstanding, end of period	42,260,826	42,260,826
Ratios to average net assets (c):
Net investment income	5.38%	5.18%

Operating expenses	4.23%	3.02%
Interest and other credit facility expenses	2.51%	2.36%

Total expenses	6.74%	5.38%

Average debt outstanding	$672,962	$533,773
Portfolio turnover ratio	20.8%	13.4%

(a)	Calculated using the average shares outstanding method.
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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2021

(in thousands, except share amounts)

Note 9. SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of March 11, 2021, total commitments to the revolving credit facility are $280,000.

As of September 30, 2021 SLR Credit had 24 funded commitments to 19 different issuers with total funded loans of approximately $266,370 on total assets of $387,953. As of December 31, 2020, SLR Credit had 30 funded commitments to 24 different issuers with total funded loans of approximately $404,115 on total assets of $433,914. As of September 30, 2021 and December 31, 2020, the largest loan outstanding totaled $30,000 and $45,000, respectively. For the same periods, the average exposure per issuer was $14,019 and $16,838, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $140,733 and $183,896 of borrowings outstanding at September 30, 2021 and December 31, 2020, respectively. For the three months ended September 30, 2021 and 2020, SLR Credit had net income of $5,445 and $6,041, respectively, on gross income of $9,508 and $9,301, respectively. For the nine months ended September 30, 2021 and 2020, SLR Credit had net income of $12,497 and $16,291, respectively, on gross income of $27,239 and $32,944, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2021

(in thousands, except share amounts)

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit. The total amount of these unfunded commitments as of September 30, 2021 and December 31, 2020 is $200,958 and $126,180, respectively, comprised of the following:

	September 30, 2021	December 31, 2020
SLR Credit Solutions*	$44,263	$44,263
Glooko, Inc.	25,091	—
NAC Holdings Corporation	20,133	—
CC SAG Holdings Corp. (Spectrum Automotive)	19,841	—
Inszone Mid, LLC	19,140	—
Smile Doctors LLC	10,519	26,740
SOC Telemed, Inc.	8,896	—
Stryten Energy LLC	7,500	—
One Touch Direct, LLC	5,894	5,042
Rezolute, Inc.	5,675	—
SLR Equipment Finance	5,000	4,150
Neuronetics, Inc.	4,461	6,691
Maurices, Incorporated	3,954	—
RQM+ Corp.	3,818	—
Atria Wealth Solutions, Inc.	3,746	3,529
Kid Distro Holdings, LLC	2,650	—
MMIT Holdings, LLC	2,296	—
Foundation Consumer Brands, LLC	2,269	—
Ultimate Baked Goods Midco LLC	1,850	—
Basic Fun, Inc.	1,720	1,116
Pinnacle Treatment Centers, Inc.	1,414	1,386
SunMed Group Holdings, LLC	828	—
Soleo Health Holdings, Inc.	—	7,421
Cardiva Medical, Inc.	—	7,333
Kindred Biosciences, Inc.	—	6,897
PQ Bypass, Inc.	—	5,000
Centrexion Therapeutics, Inc.	—	3,785
Sentry Data Systems, Inc.	—	1,577
Delphinus Medical Technologies, Inc.	—	1,250

Total Commitments	$200,958	$126,180

*	The Company controls the funding of the SLR Credit Solutions commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2021

(in thousands, except share amounts)

Note 11. SLR Equipment Finance

On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies is now known as SLR Equipment Finance (“SLR Equipment”). SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209,866 in cash to effect the transaction, of which $145,000 was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64,866 was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. Concurrent with the transaction, SLR Equipment refinanced its existing senior secured credit facility into a $150,000 non-recourse facility with an accordion feature to expand up to $250,000. In September 2019, SLR Equipment amended the facility, increasing commitments to $213,957 with an accordion feature to expand up to $313,957 and extended the maturity date of the facility to July 31, 2023. At July 31, 2017, SLR Equipment also had two securitizations outstanding, with an issued note balance of $94,587, which were later redeemed in 2018.

As of September 30, 2021, SLR Equipment had 128 funded equipment-backed leases and loans to 58 different customers with a total net investment in leases and loans of approximately $201,402 on total assets of $267,316. As of December 31, 2020, NEF had 138 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $188,448 on total assets of $263,443. As of September 30, 2021 and December 31, 2020, the largest position outstanding totaled $19,222 and $25,103, respectively. For the same periods, the average exposure per customer was $3,472 and $3,089, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $108,264 and $100,569 of borrowings outstanding at September 30, 2021 and December 31, 2020, respectively. For the three months ended September 30, 2021 and September 30, 2020, SLR Equipment had net income (loss) of ($306) and $1,532, respectively, on gross income of $5,809 and $6,462, respectively. For the nine months ended September 30, 2021 and September 30, 2020, SLR Equipment had net loss of $2,301 and $395, respectively, on gross income of $16,443 and $17,795, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 12. Capital Share Transactions

As of September 30, 2021 and September 30, 2020, 200,000,000 shares of $0.01 par value capital stock were authorized.

There were no transactions in capital stock during the three and nine months ended September 30, 2021 and September 30, 2020.

Note 13. Kingsbridge Holdings, LLC

On November 3, 2020, the Company acquired an 87.5% equity interest in Kingsbridge Holdings, LLC (“KBH”) through KBH Topco LLC (“KBHT”), a newly formed Delaware corporation. KBH is a residual focused independent mid-ticket lessor of equipment primarily to U.S. investment grade companies. The Company invested $216,596 to effect the transaction, of which $136,596 was invested to acquire 87.5% of KBHT’s equity and $80,000 in KBH’s debt. The existing management team of KBH committed to continue to lead KBH after the transaction. Post the transaction, the Company owns 87.5% of KBHT equity and the KBH management team owns the remaining 12.5% of KBHT’s equity.

As of September 30, 2021, KBHT had total assets of $734,592. Recourse debt outstanding for KBHT totaled $196,158 as of September 30, 2021. Non-recourse debt outstanding for KBHT totaled $349,008 at September 30, 2021. As of December 31, 2020, KBHT had total assets of $744,684. KBHT also had recourse debt outstanding of $219,044 as well as non-recourse debt outstanding of $335,899 at December 31, 2020. For the three and nine months ended September 30, 2021, KBHT had net income of $3,163 and $10,314, respectively, on gross income of $60,510 and $180,079, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

September 30, 2021

(in thousands, except share amounts)

Note 14. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On November 3, 2021, our Board declared a quarterly distribution of $0.41 per share payable on January 5, 2022 to holders of record as of December 16, 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Investment Corp.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of September 30, 2021, the related consolidated statements of operations and changes in net assets, for the three-month and nine-month periods ended September 30, 2021 and 2020, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

November 3, 2021

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, financing leases and to a lesser extent, unsecured loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives. Our investment activities are managed by SLR Capital Partners, LLC (the “Investment Adviser”) and supervised by our board of directors, a majority of whom are non-interested, as such term is defined in the 1940 Act. SLR Capital Management, LLC (the “Administrator”) provides the administrative services necessary for us to operate.

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

As of September 30, 2021, the Investment Adviser has directly invested approximately $11.6 billion in more than 440 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 200 different financial sponsors.

Recent Developments

On November 3, 2021, our Board declared a quarterly distribution of $0.41 per share payable on January 5, 2022 to holders of record as of December 16, 2021.

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

Revenue

We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may sell. Our debt investments generally have a stated term of three to seven years and typically bear interest at a floating rate usually determined on the basis of a benchmark London interbank offered rate (“LIBOR”), commercial paper rate, or the prime rate. Interest on our debt investments is generally payable monthly or quarterly but may be bi-monthly or semi-annually. In addition, our investments may provide payment-in-kind (“PIK”) income. Such amounts of accrued PIK income are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

Portfolio and Investment Activity

During the three months ended September 30, 2021, we invested approximately $230.7 million across 23 portfolio companies. This compares to investing approximately $42.4 million in 12 portfolio companies for the three months ended September 30, 2020. Investments sold, prepaid or repaid during the three months ended September 30, 2021 totaled approximately $105.9 million versus approximately $60.3 million for the three months ended September 30, 2020.

At September 30, 2021, our portfolio consisted of 106 portfolio companies and was invested 28.4% in cash flow senior secured loans, 26.5% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”), 13.7% in Kingsbridge Holdings, LLC (“KBH”), 16.7% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”), and 14.7% in life science senior secured loans, in each case, measured at fair value, versus 105 portfolio companies invested 22.3% in cash flow senior secured loans, 31.8% in asset-based senior secured loans / SLR Credit, 22.0% in equipment senior secured financings / SLR Equipment, and 23.9% in life science senior secured loans, in each case, measured at fair value, at September 30, 2020.

At September 30, 2021, 74.1% or $1.20 billion of our income producing investment portfolio* is floating rate and 25.9% or $418.4 million is fixed rate, measured at fair value. At September 30, 2020, 77.3% or $1.04 billion of our income producing investment portfolio* is floating rate and 22.7% or $305.1 million is fixed rate, measured at fair value. As of September 30, 2021 and 2020, we had one and zero issuers, respectively, on non-accrual status.

Since inception through September 30, 2021, the Company and its predecessor companies have invested approximately $7.1 billion in more than 315 portfolio companies. Over the same period, the Company has completed transactions with more than 150 different financial sponsors.

* We have included SLR Credit Solutions, SLR Equipment Finance and Kingsbridge Holdings, LLC within our income producing investment portfolio.

SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of March 11, 2021, total commitments to the revolving credit facility are $280 million.

As of September 30, 2021, SLR Credit had 24 funded commitments to 19 different issuers with total funded loans of approximately $266.4 million on total assets of $388.0 million. As of December 31, 2020, SLR Credit had 30 funded commitments to 24 different issuers with total funded loans of approximately $404.1 million on total assets of $433.9 million. As of September 30, 2021 and December 31, 2020, the largest loan outstanding totaled $30.0 million and $45.0 million, respectively. For the same periods, the average exposure per issuer was $14.0 million and $16.8 million, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $140.7 million and $183.9 million of borrowings outstanding at September 30, 2021 and December 31, 2020, respectively. For the three months ended September 30, 2021 and 2020, SLR Credit had net income of $5.4 million and $6.0 million, respectively, on gross income of $9.5 million and $9.3 million, respectively. For the nine months ended September 30, 2021 and 2020, SLR Credit had net income of $12.5 million and $16.3 million, respectively, on gross income of $27.2 million and $32.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.

SLR Equipment Finance

On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies is now known as SLR Equipment Finance (“SLR Equipment”). SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209.9 million in cash to effect the transaction, of which $145.0 million was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64.9 million was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. Concurrent with the transaction, SLR Equipment refinanced its existing senior secured credit facility into a $150.0 million non-recourse facility with an accordion feature to expand up to $250.0 million. In September 2019, SLR Equipment amended the facility, increasing commitments to $214.0 million with an accordion feature to expand up to $314.0 million and extended the maturity date of the facility to July 31, 2023. At July 31, 2017, SLR Equipment also had two securitizations outstanding, with an issued note balance of $94.6 million, which were later redeemed in 2018.

As of September 30, 2021, SLR Equipment had 128 funded equipment-backed leases and loans to 58 different customers with a total net investment in leases and loans of approximately $201.4 million on total assets of $267.3 million. As of December 31, 2020, SLR Equipment had 138 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $188.4 million on total assets of $263.4 million. As of September 30, 2021 and December 31, 2020, the largest position outstanding totaled $19.2 million and $25.1 million, respectively. For the same periods, the average exposure per customer was $3.5 million and $3.1 million, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $108.3 million and $100.6 million of borrowings outstanding at September 30, 2021 and December 31, 2020, respectively. For the three months ended September 30, 2021 and 2020, SLR Equipment had net income (loss) of ($0.3) million and $1.5 million, respectively, on gross income of $5.8 million and $6.5 million, respectively. For the nine months ended September 30, 2021 and 2020, SLR Equipment had net loss of $2.3 million and $0.4 million, respectively, on gross income of $16.4 million and $17.8 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

Kingsbridge Holdings, LLC

On November 3, 2020, the Company acquired an 87.5% equity interest in Kingsbridge Holdings, LLC (“KBH”) through KBH Topco LLC (“KBHT”), a newly formed Delaware corporation. KBH is a residual focused independent mid-ticket lessor of equipment primarily to U.S. investment grade companies. The Company invested $216.6 million to effect the transaction, of which $136.6 million was invested to acquire 87.5% of KBHT’s equity and $80.0 million in KBH’s debt. The existing management team of KBH committed to continue to lead KBH after the transaction. Post the transaction, the Company owns 87.5% of KBHT equity and the KBH management team owns the remaining 12.5% of KBHT’s equity.

As of September 30, 2021, KBHT had total assets of $734.6 million. Recourse debt outstanding for KBHT totaled $196.2 million at September 30, 2021. Non-recourse debt outstanding for KBHT totaled $349.0 million at September 30, 2021. As of December 31, 2020, KBHT had total assets of $744.7 million. KBHT also had recourse debt outstanding of $219.0 million as well as non-recourse debt outstanding of $335.9 million at December 31, 2020. For the three and nine months ended September 30, 2021, KBHT had net income of $3.2 million and $10.3 million, respectively, on gross income of $60.5 million and $180.1 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

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

Valuation of Portfolio Investments

We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with GAAP, and the 1940 Act. Our valuation procedures are set forth in more detail in Note 2(b) to the Company’s Consolidated Financial Statements.

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

Revenue Recognition

The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more (90 days or more for equipment financing) and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our investments may have contractual PIK income. PIK income is computed at the contractual rate, if applicable, and is accrued and reflected as a receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends is reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK income. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring fees are recorded as other income when earned.

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and nine months ended September 30, 2021, capitalized PIK income totaled $1.7 million and $5.0 million, respectively. For the three and nine months ended September 30, 2020, capitalized PIK income totaled $1.6 million and $3.0 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended September 30, 2021 and September 30, 2020:

Investment Income

For the three and nine months ended September 30, 2021, gross investment income totaled $32.2 million and $103.6 million, respectively. For the three and nine months ended September 30, 2020, gross investment income totaled $28.9 million and $90.4 million, respectively. The increase in gross investment income for the year over year three and nine month periods was primarily due to growth in the income producing portfolio.

Expenses

Expenses totaled $17.2 million and $57.6 million, respectively, for the three and nine months ended September 30, 2021, of which $7.8 million and $29.3 million, respectively, were base management fees and performance-based incentive fees and $7.1 million and $21.5 million, respectively, were interest and other credit facility expenses. Other general and administrative expenses totaled $2.2 million and $6.8 million, respectively, for the three and nine months ended September 30, 2021. Expenses totaled $14.6 million and $46.1 million, respectively, for the three and nine months ended September 30, 2020, of which $6.2 million and $19.9 million, respectively, were base management fees and performance-based incentive fees and $6.5 million and $20.2 million, respectively, were interest and other credit facility expenses. Other general and administrative expenses totaled $1.9 million and $6.0 million, respectively, for the three and nine months ended September 30, 2020. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the three and nine months ended September 30, 2021 versus the three and nine months ended September 30, 2020 was primarily driven by a larger income producing investment portfolio on average, which resulted in higher management and incentive fees as well as higher interest costs.

Net Investment Income

The Company’s net investment income totaled $15.0 million and $46.0 million, or $0.36 and $1.09, per average share, respectively, for the three and nine months ended September 30, 2021. The Company’s net investment income totaled $14.3 million and $44.3 million, or $0.34 and $1.05, per average share, respectively, for the three and nine months ended September 30, 2020.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $106 million and $320 million, respectively, for the three and nine months ended September 30, 2021. Net realized gains (losses) over the same periods were ($0.1) million and $0.1 million, respectively. The Company had investment sales and prepayments totaling approximately $60 million and $289 million, respectively, for the three and nine months ended September 30, 2020. Net realized losses over the same periods were $0.3 million and $25.0 million, respectively. Net realized losses for the three months ended September 30, 2021 were generally related to the exit of our warrant position in Scynexis, Inc. Net realized gains for the nine months ended September 30, 2021 were generally related to the exit of our warrant position in PQ Bypass, Inc., partially offset by losses from the sale of our legacy investment in B. Riley Financial, Inc and exit of our warrant position in Scynexis, Inc. Net realized losses for the three month period ended September 30, 2020 was primarily related to the termination of warrants. Net realized losses for the nine month period ended September 30, 2020 were primarily related to the exit of our investment in IHS Intermediate, Inc.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2021, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($1.5) million and $7.4 million, respectively. For the three and nine months ended September 30, 2020, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $4.6 million and ($22.1) million, respectively. Net unrealized loss for the three months ended September 30, 2021 is primarily due to depreciation in the value of our investments in American Teleconferencing Services, Ltd., PhyMed Management LLC and Rug Doctor, among others, partially offset by appreciation in the value of our investments in KBH Topco, LLC and SLR Credit Solutions, among others. Net unrealized gain for the nine months ended September 30, 2021 was primarily due to appreciation in the value our investments in KBH Topco, LLC, SLR Credit Solutions, and Senseonics Holdings, Inc., among others, partially offset by depreciation in the value of our investments in American Teleconferencing Services, Ltd., Rug Doctor and SOAGG, LLC, among others. Net unrealized gain for the three months ended September 30, 2020 is primarily due to appreciation in the value of our investments in NEF Holdings LLC, Crystal Financial LLC and PhyMed Management LLC, among others, partially offset by appreciation on our 2022 Unsecured Notes. Net unrealized loss for the nine months ended September 30, 2020 is primarily due to depreciation in the value of our investments in NEF Holdings LLC, Rug

Doctor, Crystal Financial LLC, PhyMed Management LLC and Bishop Lifting Products, Inc., among others, partially offset by the reversal of previously recognized unrealized depreciation in the value of our investment in IHS Intermediate, Inc. as well as depreciation on our 2022 Unsecured Notes.

Net Increase (Decrease) in Net Assets From Operations

For the three and nine months ended September 30, 2021, the Company had a net increase in net assets resulting from operations of $13.4 million and $53.4 million, respectively. For the same periods, earnings per average share were $0.32 and $1.26, respectively. For the three and nine months ended September 30, 2020, the Company had a net increase (decrease) in net assets resulting from operations of $18.6 million and ($2.8) million, respectively. For the same periods, earnings (loss) per average share were $0.44 and ($0.07), respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes, the 2026 Unsecured Notes and the 2027 Unsecured Notes (collectively the “Credit Facilities”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of September 30, 2021, we had a total of $448.3 million of unused borrowing capacity under the Credit Facilities, subject to borrowing base limits.

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

On September 14, 2021, the Company closed a private offering of $50,000 of the 2027 Unsecured Notes with a fixed interest rate of 2.95% and a maturity date of March 14, 2027. Interest on the 2027 Unsecured Notes is due semi-annually on March 14 and September 14. The 2027 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $420 million in cash equivalents as of September 30, 2021.

Debt

Unsecured Notes

On September 14, 2021, the Company closed a private offering of $50,000 of the 2027 Unsecured Notes with a fixed interest rate of 2.95% and a maturity date of March 14, 2027. Interest on the 2027 Unsecured Notes is due semi-annually on March 14 and September 14. The 2027 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

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

Revolving & Term Loan Facilities

On August 28, 2019, the Company repaid its existing senior secured credit agreement due September 2021 and entered into the new Credit Facility. The Credit Facility was originally composed of $470 million of revolving credit and $75 million of term loans. On February 12, 2020, a new lender to the Company executed a commitment increase to our Credit Facility providing for an additional $75.0 million of revolving credit, bringing our Credit Facility’s total revolving credit capacity to $545.0 million. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 2.00-2.25% or the alternate base rate plus 1.00%-1.25%. The Credit Facility has no LIBOR floor requirement. The Credit Facility matures in August 2024 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At September 30, 2021, outstanding USD equivalent borrowings under the Credit Facility totaled $193.5 million, composed of $118.5 million of revolving credit and $75.0 million of term loans.

On September 26, 2018, NEFPASS SPV LLC, a newly formed wholly-owned subsidiary of NEFPASS LLC, as borrower entered into the NEFPASS Facility with Keybank acting as administrative agent. The Company acts as servicer under the NEFPASS Facility. The NEFPASS Facility is scheduled to mature on September 26, 2023. The NEFPASS Facility generally bears interest at a rate of LIBOR plus 2.15%. NEFPASS and NEFPASS SPV LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The NEFPASS Facility also includes usual and customary events of default for credit facilities of this nature. There were $28.2 million of borrowings outstanding as of September 30, 2021.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At September 30, 2021, the Company was in compliance with all financial and operational covenants required by our Credit Facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of September 30, 2021:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities(1)	$146.7	$—	$28.2	$118.5	$—
Unsecured senior notes	496.0	150.0	96.0	125.0	125.0
Term Loans	75.0	—	—	75.0	—

(1)	As of September 30, 2021, we had a total of $448.3 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table (in thousands) as of the quarter ended September 30, 2021 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2021 (through September 30, 2021)	$118,500	$362	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
Fiscal 2011	201,355	3,757	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2022 Unsecured Notes
Fiscal 2021 (through September 30, 2021)	150,000	457	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2021 (through September 30, 2021)	21,000	64	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2021 (through September 30, 2021)	75,000	229	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2021 (through September 30, 2021)	125,000	381	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2026 Unsecured Notes
Fiscal 2021 (through September 30, 2021)	75,000	229	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2021 (through September 30, 2021)	50,000	152	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2021 (through September 30, 2021)	75,000	229	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
Fiscal 2011	35,000	653	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
NEFPASS Facility
Fiscal 2021 (through September 30, 2021)	28,240	86	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2021 (through September 30, 2021)	$717,740	$2,189	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A
Fiscal 2011	236,355	4,410	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of September 30, 2021, asset coverage was 218.9%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, prudent portfolio management of issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021	December 31, 2020
(in millions)
SLR Credit Solutions*	$44.3	$44.3
Glooko, Inc.	25.1	—
NAC Holdings Corporation	20.1	—
CC SAG Holdings Corp. (Spectrum Automotive)	19.8	—
Inszone Mid, LLC	19.1	—
Smile Doctors LLC	10.5	26.7
SOC Telemed, Inc.	8.9	—
Stryten Energy LLC	7.5	—
One Touch Direct, LLC	5.9	5.0
Rezolute, Inc.	5.7	—
SLR Equipment Finance	5.0	4.2
Neuronetics, Inc.	4.5	6.7
Maurices, Incorporated	4.0	—
RQM+ Corp.	3.8	—
Atria Wealth Solutions, Inc.	3.7	3.5
Kid Distro Holdings, LLC	2.7	—
MMIT Holdings, LLC	2.3	—
Foundation Consumer Brands, LLC	2.3	—
Ultimate Baked Goods Midco LLC	1.9	—
Basic Fun, Inc.	1.7	1.1
Pinnacle Treatment Centers, Inc.	1.4	1.4
SunMed Group Holdings, LLC	0.8	—
Soleo Health Holdings, Inc.	—	7.4
Cardiva Medical, Inc.	—	7.3
Kindred Biosciences, Inc.	—	6.9
PQ Bypass, Inc.	—	5.0
Centrexion Therapeutics, Inc.	—	3.8
Sentry Data Systems, Inc.	—	1.6
Delphinus Medical Technologies, Inc.	—	1.3

Total Commitments	$201.0	$126.2

*	The Company controls the funding of the SLR Credit Solutions commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2021
November 3, 2021	December 16, 2021	January 5, 2022	$0.41
August 3, 2021	September 23, 2021	October 5, 2021	0.41
May 5, 2021	June 23, 2021	July 2, 2021	0.41
February 24, 2021	March 18, 2021	April 2, 2021	0.41

Total 2021			$1.64

Fiscal 2020
November 5, 2020	December 17, 2020	January 5, 2021	$0.41
August 4, 2020	September 17, 2020	October 2, 2020	0.41
May 7, 2020	June 18, 2020	July 2, 2020	0.41
February 20, 2020	March 19, 2020	April 3, 2020	0.41

Total 2020			$1.64

Fiscal 2019
November 4, 2019	December 19, 2019	January 3, 2020	$0.41
August 5, 2019	September 19, 2019	October 2, 2019	0.41
May 6, 2019	June 20, 2019	July 2, 2019	0.41
February 21, 2019	March 21, 2019	April 3, 2019	0.41

Total 2019			$1.64

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind income, which represents contractual income added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2021, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of September 30, 2021 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2021 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately five cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2021, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase in Net Investment Income Per Share Per Year	0.01	$(0.05)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2021 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2021 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the period ended September 30, 2021 to the risk factors discussed in “Risk Factors” in the February 24, 2021 filing of our Annual Report on Form 10-K.

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for U.S. dollar LIBOR. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

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

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the ‘‘Paris Agreement’’) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the U.S. would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy throughout much of 2020 and 2021. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.

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

During the third quarter of 2021, the economic recovery gained significant traction in countries in which comprehensive vaccination programs have led to the lifting of health and safety restrictions, such as the U.S. and China. However, other countries encountered more challenging circumstances as a result of slower distribution of vaccines and the spread of new variants, most notably the Delta variant. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of the Delta variant or other variants that might arise, which are highly uncertain and cannot be predicted. Additionally, as of September 2021, travelers from the United States are not allowed to visit Australia or certain countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

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

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2021.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2021.

SLR INVESTMENT CORP.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)