Form 10-K
period 2021-12-31
SLR Investment Corp.
filed 2022-03-01
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2021 based on the closing price on that date of $18.64 on the NASDAQ Global Select Market was approximately $734.2 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 42,260,826 shares of the Registrant’s common stock outstanding as of February 25, 2022.

SLR INVESTMENT CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

PART I

Item 1.	Business

SLR Investment Corp. (the “Company”, “SLRC”, “we” or “our”) (f/k/a Solar Capital Ltd.), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Our investment activities are managed by SLR Capital Partners, LLC (“SLR Capital Partners” or the “Investment Adviser”) and supervised by our board of directors (the “Board” or “board of directors”), a majority of whom are non-interested, as such term is defined in section 2(a)(19) of the 1940 Act. SLR Capital Management, LLC (“SLR Capital Management”) provides the administrative services necessary for us to operate.

As of December 31, 2021, our investment portfolio totaled $1.7 billion and our net asset value was $842.3 million. Our portfolio was comprised of debt and equity investments in 106 portfolio companies.

On December 1, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with SLR Senior Investment Corp., a Maryland corporation (“SUNS”), Solstice Merger Sub, Inc., a Maryland corporation and a wholly-owned subsidiary of SLRC (“Merger Sub”), and, solely for the limited purposes set forth therein, SLR Capital Partners. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into SUNS, with SUNS continuing as the surviving company and as our wholly-owned subsidiary (the “Merger,”) and, immediately thereafter, SUNS will merge with and into us, with us continuing as the surviving company (together with the Merger, the “Mergers”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Merger Agreement” for further information regarding the Merger Agreement and the Mergers.

SLR Capital Partners

SLR Capital Partners, our investment adviser, is controlled and led by Michael S. Gross, our Chairman and Co-Chief Executive Officer, and Bruce Spohler, our Co-Chief Operating Officer and Chief Operating Officer. They are supported by a team of investment professionals. SLR Capital Partners’ investment team has extensive experience in leveraged lending and private equity, as well as significant contacts with financial sponsors.

In addition, at December 31, 2021, SLR Capital Partners serves as investment adviser to private funds and managed accounts as well as to SLR Senior Investment Corp. (or “SLR Senior”), another publicly traded BDC that primarily invests directly and indirectly in leveraged, private middle market companies in the form of senior secured loans, including first lien debt instruments, SCP Private Credit Income BDC LLC, an unlisted BDC that primarily invests in first lien loans to upper middle market private leveraged companies and SLR HC BDC LLC, an unlisted BDC that primarily invests in first lien healthcare cash flow loans and life science loans. Through December 31, 2021, the investment team led by Messrs. Gross and Spohler has invested approximately $12.5 billion in more than 450 different portfolio companies involving over 200 different financial sponsors. As of February 25, 2022, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 6.8% of our outstanding common stock.

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

Mr. Gross also has served on the boards of directors of more than 20 public and private companies. As a result, Mr. Gross has developed an extensive network of private equity sponsor relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants that we believe should provide us with significant business opportunities.

We also rely on the over 25 years of experience of Mr. Spohler, who has served as our Chief Operating Officer and a partner of SLR Capital Partners since its inception and as Co-Chief Executive Officer since June 2019. Previously, Mr. Spohler was a managing director and a former co-head of U.S. Leveraged Finance for CIBC World Markets. He held numerous senior roles at CIBC World Markets, including serving on the U.S. Management Committee, Global Executive Committee and the Deals Committee, which approves all of CIBC World Markets’ U.S. corporate finance debt capital decisions. During Mr. Spohler’s tenure, he was responsible for senior loan, high yield and mezzanine origination and execution, as well as CIBC World Markets’ below investment grade loan portfolio in the United States. As a co-head of U.S. Leveraged Finance, Mr. Spohler oversaw over 300 capital raising and merger and acquisition transactions, comprising over $40 billion in market capitalization.

SLR Capital Partners’ senior investment professionals have been active participants in the primary and secondary leveraged credit markets throughout their careers. They have effectively managed portfolios of senior secured, distressed and mezzanine debt as well as other investment types. The depth of their prior experience and credit market expertise has led them through various stages of the economic cycle as well as several market disruptions.

SLR Capital Management

Pursuant to an administration agreement (the “Administration Agreement”), SLR Capital Management furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, SLR Capital Management also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, SLR Capital Management assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. SLR Capital Management also provides managerial assistance, if any, on our behalf to those portfolio companies that request such assistance.

License Agreement

We have entered into a license agreement with SLR Capital Partners pursuant to which SLR Capital Partners has agreed to grant us a non-exclusive, royalty-free license to use the names “SLR” and “SOLAR”. Under this agreement, we have a right to use the SLR and SOLAR names for so long as the Investment Advisory and Management Agreement with our investment adviser is in effect. Other than with respect to this limited license, we will have no legal right to the “SLR” and “SOLAR” names.

Market Opportunity

The Company invests directly and indirectly in leveraged middle-market companies, including in senior secured loans, and to a lesser extent, unsecured loans and equity securities. We believe that the size of this market, coupled with leveraged companies’ need for flexible sources of capital at attractive terms and rates, creates an attractive investment environment for us.

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

Therefore, we believe that there is an attractive opportunity to invest in leveraged middle-market companies, including in senior secured loans, unitranche loans and to a lesser extent, unsecured loans and equity securities, and that we are well positioned to serve this market.

Competitive Advantages and Strategy

We believe that we have the following competitive advantages over other providers of financing to leveraged companies.

Management Expertise

As managing partner, Mr. Gross has principal management responsibility for SLR Capital Partners, to which he currently dedicates substantially all of his time. Mr. Gross has over 25 years of experience in leveraged finance, private equity and distressed debt investing. Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and a partner of SLR Capital Partners, has over 25 years of experience in evaluating and executing leverage finance transactions.

Investment Capacity

The proceeds from our public offerings and the Concurrent Private Placement, the borrowing capacity under the senior secured credit facility led by Citibank, N.A. (the “Credit Facility”), our $75 million of unsecured senior notes due 2023 (the “2023 Unsecured Notes”), our $150 million of unsecured senior notes due 2022 (the “2022 Unsecured Notes”), our $21 million of unsecured senior notes due 2022 (the “2022 Tranche C Notes”), our $125 million of unsecured notes due 2024 (the “2024 Unsecured Notes”), our $75 million of unsecured notes due 2026 (the “2026 Unsecured Notes”), our $50 million of unsecured senior notes due 2027 (the “2027 Unsecured Notes”), the available capital at our significant subsidiaries and the expected repayments of existing portfolio company investments provide us with a substantial amount of capital available for deployment into new investment opportunities. We believe we are well positioned for the current marketplace.

The Company’s Limited Leverage

As of December 31, 2021, we had total outstanding borrowings of approximately $818.5 million. Under the provisions of the 1940 Act, we are permitted to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of December 31, 2021, our asset coverage ratio was 202.9%. We believe our relatively low level of leverage provides us with a competitive advantage as proceeds from our investments are available for reinvestment as opposed to being consumed by debt repayment. We may increase our relative level of debt in the future. However, we do not currently anticipate operating with a substantial amount of debt relative to our total assets.

Proprietary Sourcing and Origination

We believe that SLR Capital Partners’ senior investment professionals’ longstanding relationships with financial sponsors, commercial and investment banks, management teams and other financial intermediaries provide us with a strong pipeline of proprietary origination opportunities. We expect to continue leveraging the relationships Mr. Gross established while sourcing and originating investments at Apollo Investment Corporation as well as the financial sponsor relationships Mr. Spohler developed while he was a co-head of CIBC World Markets’ U.S. Leveraged Finance Group.

Versatile Transaction Structuring and Flexibility of Capital

We believe SLR Capital Partners’ senior investment team’s broad expertise and ability to draw upon its extensive experience enable us to identify, assess and structure investments successfully across all levels of a company’s capital structure and to manage potential risk and return at all stages of the economic cycle. The attempt to manage risk does not imply low risk or no risk. While we are subject to significant regulation as a BDC, we are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. As a result, we believe that we can be more flexible than such lending institutions in selecting and structuring investments, adjusting investment criteria, transaction structures and, in some cases, the types of securities in which we invest.

Emphasis on Achieving Strong Risk-Adjusted Returns

SLR Capital Partners uses a structured investment and risk management process that emphasizes research and analysis. SLR Capital Partners seeks to build our portfolio on a “bottom-up” basis, choosing and sizing individual positions based on their relative risk/reward profiles as a function of the associated downside risk, volatility, correlation with the existing portfolio and liquidity. At the same time, SLR Capital Partners takes into consideration a variety of factors in managing our portfolio and imposes portfolio-based risk constraints promoting a more diverse portfolio of investments and limiting issuer and industry concentration. We do not pursue short-term origination targets. We believe this approach enables us to build an attractive investment portfolio that meets our return and value criteria over the long term. We believe it is critical to conduct extensive due diligence on investment targets. In evaluating new investments we, through SLR Capital Partners, conduct a rigorous due diligence process.

Dedication of Resources to Industries with Substantial Information Flow

We dedicate our investing resources to industries characterized by strong cash flow and in which SLR Capital Partners’ investment professionals have deep investment experience. As a result of their investment experience, Messrs. Gross and Spohler, together with SLR Capital Partners’ other senior investment professionals, have long-term relationships with management consultants and management teams in the industries we target, as well as substantial information concerning those industries.

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

Investments

The Company seeks to create a diverse portfolio that includes senior secured loans, and to a lesser extent unsecured loans and equity securities by investing approximately $5 million to $100 million of capital, on average, in the securities of leveraged companies, including middle-market companies. We expect that this investment size will vary with the size of our capital base and/or for strategic initiatives. Structurally, unsecured loans usually rank subordinate in priority of payment to senior debt, such as senior bank debt. As such, other creditors may rank senior to us in the event of insolvency. However, unsecured loans rank senior to common and preferred equity in a borrowers’ capital structure. Due to its higher risk profile and often less restrictive covenants as compared to senior loans, unsecured loans generally earn a higher return than senior secured loans.

In addition to senior secured loans and unsecured loans, we may invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our returns to our investors. These investments may include direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are speculative and are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, some of our debt investments will not fully amortize during their lifetime, which means that a borrower may be unable to payoff its debt due to bankruptcy or other reasons and therefore we may write-off such debt investment prior to its scheduled maturity. Upon such an occurrence, we may realize a loss or a substantial amount of unpaid principal and interest due upon maturity. We may invest up to 30% of our total assets in such opportunistic investments, including loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act.

We have and will continue to borrow funds to make investments. As a result, we will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in management fees payable to our investment adviser, SLR Capital Partners, will be borne by our common stockholders.

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

Our principal focus is to provide senior secured loans to leveraged companies in a variety of industries. We generally seek to target companies that generate positive cash flows and/or have substantial assets that secure our loans. We generally seek to invest in companies from the broad variety of industries in which our investment adviser has direct expertise.

The following is a representative list of the industries in which we may invest:

• Aerospace & Defense • Air Freight & Logistics	• Hotels, Restaurants & Leisure • Household & Personal Products

•  Airlines

•  Asset Management

•  Automobiles

•  Auto Components

•  Auto Parts & Equipment

•  Biotechnology

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

•  Industrial Conglomerates

•  Insurance

•  Internet & Catalog Retail

•  Internet Services & Infrastructure

•  IT Services

•  Leisure Equipment & Products

•  Life SciencesTools & Services

•  Machinery

•  Media

•  Metals & Mining

•  Multiline Retail

•  Multi-Sector Holdings

•  Oil, Gas & Consumable Fuels

•  Packaged Foods & Meats

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

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is SLR Capital Partners, or an investment adviser controlling, controlled by or under common control with SLR Capital Partners and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the most recent exemptive order obtained from the SEC on June 13, 2017 (the “Exemptive Order”). Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

At December 31, 2021, our portfolio consisted of 106 portfolio companies and was invested 26.7% in cash flow senior secured loans, 27.0% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”), 13.5% in Kingsbridge Holdings LLC (“KBH”), 16.4% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”), and 16.4% in life science senior secured loans, in each case, measured at fair value. We expect that our portfolio will continue to include primarily senior secured loans, financing leases and to a lesser extent, unsecured loans and equity securities. In addition, we also expect to invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.

While our primary investment objective is to maximize current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2021 and December 31, 2020:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2021

Portfolio Company	% of Total Assets
SLR Credit Solutions*	14.9%
Kingsbridge Holdings, LLC*	11.2%
SLR Equipment Finance*	6.4%
Rubius Therapeutics, Inc.	2.0%
PhyMed Management LLC	1.8%
KORE Wireless Group, Inc.	1.8%
Community Brands ParentCo, LLC	1.7%
BridgeBio Pharma, Inc.	1.7%
Foundation Consumer Brands, LLC	1.7%
SOC Telemed, Inc.	1.6%

*

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment.

Industry	% of Total Assets
Multi-Sector Holdings	20.6%
Diversified Financial Services	17.2%
Health Care Providers & Services	8.0%
Pharmaceuticals	6.4%
Software	4.1%
Health Care Equipment & Supplies	4.1%
Biotechnology	2.0%
Wireless Telecommunication Services	1.8%
Personal Products	1.7%
Road & Rail	1.5%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2020

Portfolio Company	% of Total Assets
Crystal Financial LLC*	15.3%
Kingsbridge Holdings, LLC*	11.2%
NEF Holdings, LLC*	6.7%
GenMark Diagnostics, Inc.	2.6%
Rubius Therapeutics, Inc.	2.1%
KORE Wireless Group, Inc.	1.9%
Varilease Finance, Inc.	1.9%
PhyMed Management LLC	1.6%
Cardiva Medical, Inc.	1.5%
Pet Holdings ULC & Pet Supermarket Inc.	1.5%

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

Set forth below is a brief description of each portfolio company in which we have made an investment that represents greater than 5% of our total assets as of December 31, 2021.

SLR Credit Solutions

We currently hold SLR Credit as an independent commercial finance company that provides primarily senior secured loans for both asset-based and cash flow financings to middle-market companies. Its team of experienced, responsive professionals has underwritten, closed and managed more than $20 billion in secured debt commitments across a wide range of industries. As of December 31, 2021, SLR Credit had 22 funded commitments to 19 different issuers with total funded loans of approximately $287.4 million on total assets of $347.8 million. SLR Credit’s competitors include other specialty finance companies and small banks. As with any lender, SLR Credit is exposed to interest rate risk, which it mostly mitigates by issuing loans with floating rates.

SLR Equipment Finance

On July 31, 2017, the Company completed the acquisition of NEF Holdings, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies is doing business as SLR Equipment Finance. SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. The Company invested $209.9 million in cash to effect the transaction, of which

$145.0 million was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64.9 million was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. As of December 31, 2021, SLR Equipment had 135 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $211.0 million on total assets of $264.0 million.

Kingsbridge Holdings, LLC

On November 3, 2020, the Company acquired 87.5% of Kingsbridge Holdings, LLC (“KBH”) through KBH Topco LLC (“KBHT”), a newly formed Delaware corporation. KBH is a residual focused independent mid-ticket lessor of equipment primarily to U.S. investment grade companies. The Company invested $216.6 million to effect the transaction, of which $136.6 million was invested to acquire 87.5% of KBHT’s equity and $80.0 million in KBH’s debt. The existing management team of KBH committed to continue to lead KBH after the transaction. Post the transaction, the Company owns 87.5% of KBHT equity and the KBH management team owns the remaining 12.5% of KBHT’s equity. As of December 31, 2021, KBHT had total assets of $738.4 million.

Investment Selection Process

SLR Capital Partners is committed to and utilizes a value-oriented investment philosophy with a focus on the preservation of capital and a commitment to managing downside exposure.

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

SLR Capital Partners’ investment team works in concert with sponsors to proactively manage investment opportunities by acting as a partner throughout the investment process. We actively focus on the middle-market financial sponsor community, with a particular focus on the upper-end of the middle-market (sponsors with equity funds of $500 million to $5 billion). We favor such sponsors because they typically:

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

We also expect to evaluate the private equity sponsor making the investment. Further, due to SLR Capital Partners’ considerable repeat business with sponsors, we have direct experience with the management teams of many sponsors. A private equity sponsor is typically the controlling stockholder upon completion of an investment and as such is considered critical to the success of the investment. The equity sponsor is evaluated along several key criteria, including:

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

Upon the completion of due diligence and a decision to proceed with an investment in a company, the investment professionals leading the investment present the investment opportunity to SLR Capital Partners’ investment committee, which then determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

The Investment Committee

All new investments are required to be approved by a consensus of the investment committee of SLR Capital Partners, which is led by Messrs. Gross and Spohler. The members of SLR Capital Partners’ investment committee receive no compensation from us. Such members may be employees or partners of SLR Capital Partners and may receive compensation or profit distributions from SLR Capital Partners.

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

The Company seeks to create a diverse portfolio that includes senior secured loans and to a lesser extent, unsecured loans and equity securities by investing approximately $5 million to $100 million of capital. With respect to our senior secured loans, we seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

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

Ongoing Relationships with Portfolio Companies

SLR Capital Partners monitors our portfolio companies on an ongoing basis. SLR Capital Partners monitors the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company.

SLR Capital Partners has several methods of evaluating and monitoring the performance and fair value of our investments, which include the following:

•	Assessment of success in adhering to each portfolio company’s business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to other SLR invested portfolio companies in the industry, if any;

•	Attendance at and participation in board meetings; and

•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

In addition to various risk management and monitoring tools, SLR Capital Partners also uses an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio.

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

SLR Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2021 and December 31, 2020 the weighted average investment rating on the fair market value of our portfolio was a 2. In connection with our valuation process, SLR Capital Partners reviews these investment ratings on a quarterly basis.

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with U.S. generally accepted accounting principles (“GAAP”), and the 1940 Act. Our valuation procedures are set forth in more detail below:

Under procedures established by the Board, we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we may utilize independent third-party valuation firms to assist us in determining the fair value of material assets. Accordingly, such investments go through our multi-step valuation process as described below. In each case, independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of the Investment Adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of the Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Board. Such determination of fair values involves subjective judgments and estimates.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Board has approved a multi-step valuation process each quarter, as described below:

(1)

our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

(2)	preliminary valuation conclusions are then documented and discussed with senior management of the Investment Adviser;

(3)

independent valuation firms engaged by the Board conduct independent appraisals and review the Investment Adviser’s preliminary valuations and make their own independent assessment for all material assets;

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We use the industry information available to Messrs. Gross and Spohler and the other investment professionals of SLR Capital Partners to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of Messrs. Gross and Spohler and the other investment professionals of our investment adviser enable us to learn about, and compete effectively for, financing opportunities with attractive leveraged companies in the industries in which we seek to invest.

Staffing

We do not currently have any employees. Mr. Gross, our Chairman and Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, SLR Capital Partners. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for SLR Capital Partners. Guy Talarico, our Chief Compliance Officer, is a Senior Managing Director of Foreside Consulting Services, LLC, and performs his functions as our Chief Compliance Officer under the terms of an agreement between SLR Capital Management and Foreside Consulting Services, LLC. SLR Capital Management has retained Mr. Talarico and Foreside Consulting Services, LLC pursuant to its obligations under our Administration Agreement.

Our day-to-day investment operations are managed by SLR Capital Partners. Based upon its needs, SLR Capital Partners may hire additional investment professionals. In addition, we will reimburse SLR Capital Management for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, and the allocable portion of the cost of the company’s chief compliance officer and chief financial officer and their respective staffs.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share without annual stockholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if the Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At our Annual Meeting of Stockholders on October 27, 2021, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current asset value per share, subject to the approval by our board of directors for the offering. This authorization expires on the earlier of October 27, 2022 and the date of our 2022 Annual Meeting of Stockholders. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC. The most recent exemptive order, received on June 13, 2017 (the “Exemptive Order”), permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is an investment adviser that controls, is controlled by or is under common control with SLR Capital Partners and is registered as an investment adviser under the Advisers Act, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Exemptive Order. If we are unable to rely on the Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

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

Significant Managerial Assistance to Portfolio Companies

As a BDC, we offer, and must provide upon request, significant managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. SLR Capital Management provides such managerial assistance, if any, on our behalf to portfolio companies that request this assistance.

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

Code of Ethics

We and SLR Capital Partners have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. Each code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov.

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

As an investment adviser registered under the Advisers Act, SLR Capital Partners has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote securities held by its clients in a timely manner free of conflicts of interest. These policies and procedures for voting proxies for investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Our investment adviser votes proxies relating to our portfolio securities in the best interest of our stockholders. SLR Capital Partners reviews on a case-by-case basis each proposal submitted for a proxy vote to determine its impact on our investments. Although it generally votes against proposals that may have a negative impact on our investments, it may vote for such a proposal if there exists compelling long-term reasons to do so. The proxy voting decisions of our investment adviser are made by the senior investment professionals who are responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, it requires that: (i) anyone involved in the decision making process disclose to a managing member of SLR Capital Partners any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

You may obtain information about how we voted proxies by making a written request for proxy voting information to: SLR Capital Partners, LLC, 500 Park Avenue, New York, NY 10022.

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind (“PIK”) income or, in certain cases, increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

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

Investment Advisory Fees

Pursuant to an investment advisory and management agreement (the “Advisory Agreement”), we have agreed to pay SLR Capital Partners a fee for investment advisory and management services consisting of two components — a base management fee and a performance-based incentive fee.

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

The performance-based incentive fee has two parts, as follows: one is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to SLR Capital Management, and any interest expense and dividend paid on any issued and outstanding preferred stock, but excluding the performance-based incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind income and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. We pay SLR Capital Partners an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no performance-based incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 1.75%;

•

100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.1875% in any calendar quarter (8.75% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.1875%) as the “catch-up.” The “catch-up” is meant to provide our investment adviser with 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.1875% in any calendar quarter; and

•

20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to SLR Capital Partners (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to SLR Capital Partners).

The following is a graphical representation of the calculation of the income-related portion of the performance-based incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income

(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income

allocated to SLR Capital Partners

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

$5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3

(1)

As illustrated in Year 3 of Alternative 2 above, if SLR Capital were to be wound up on a date other than December 31 of any year, SLR Capital may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if SLR Capital had been wound up on December 31 of such year.

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

Our internet address is www.SLRinvestmentcorp.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K.

Item 1A.	Risk Factors

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K before you decide whether to make an investment in our securities. The risks described in this document and set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline or the value of our preferred stock, debt securities, subscription rights or warrants may decline, and you may lose all or part of your investment. Please refer also to those risk factors relating to our proposed merger with SLR Senior Investment Corp. included under the caption “Risk Factors—Risks Relating to the Mergers” in pre-effective amendment no. 1 to our registration statement on Form N-14 (333-261675) filed with the SEC on January 31, 2022, which are incorporated herein by reference.

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

•	We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.

•	Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

•	We may be exposed to higher risks with respect to our investments that include original issue discount or PIK interest.

Risks Relating to an Investment in Our Securities

•	Our shares may trade at a substantial discount from net asset value and may continue to do so over the long term.

•	Our common stock price may be volatile and may decrease substantially.

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

•	Due to the COVID-19 pandemic or other disruptions in the economy, we may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

•	We may choose to pay distributions in our own common stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.

•	Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

•

The net asset value per share of our common stock may be diluted if we issue or sell shares of our common stock at prices below the then current net asset value per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

•	To the extent we use debt or preferred stock to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

Risks Relating to Our Business and Structure

•	We are dependent upon SLR Capital Partners’ key personnel for our future success.

•

Our business model depends to a significant extent upon strong referral relationships with financial sponsors, and the inability of the senior investment professionals of our Investment Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•

Our financial condition and results of operations will depend on SLR Capital Partners’ ability to manage our future growth effectively by identifying, investing in and monitoring companies that meet our investment criteria.

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

•

There are significant potential conflicts of interest, including SLR Capital Partners’ management of other investment funds such as SLR Senior Investment Corp., SCP Private Credit Income BDC LLC, and SLR HC BDC LLC, which could impact our investment returns, and an investment in SLR Investment Corp. is not an investment in SLR Senior Investment Corp., SCP Private Credit Income BDC LLC, or SLR HC BDC LLC.

•	We may be obligated to pay our Investment Adviser incentive compensation even if we incur a loss.

•	Our incentive fee may induce SLR Capital Partners to pursue speculative investments.

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

Equity Investments. When we invest in senior secured loans, unitranche loans, unsecured loans or preferred securities, we may acquire common equity securities as well. In certain other unique circumstances we may also make equity investments in businesses that make senior loans and/or leases, such as our investments in Kingsbridge Holdings, LLC, SLR Credit Solutions and SLR Equipment Finance. In addition, we may invest directly in the equity securities of portfolio companies without limitation as to market capitalization. For instance, we may invest in thinly traded companies, the prices of which may be subject to erratic market movement. Our goal is ultimately to exit such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Our portfolio may be concentrated in a limited number of portfolio companies and industries. For example, as of December 31, 2021, our investments in SLR Credit Solutions, Kingsbridge Holdings, LLC and SLR Equipment Finance comprised 14.9%, 11.2% and 6.4%, respectively, of our total assets and our investments in multi-sector holdings and diversified financial services industries comprised 20.6% and 17.2%, respectively, of our total assets. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments may be concentrated in relatively few industries or portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

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

The business and operating results of our portfolio companies may be impacted by worldwide economic conditions, such as the economic impact that the COVID-19 pandemic has imposed, and may continue to impose, on the U.S. and worldwide economy. Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our portfolio would decrease during these periods. For instance, concerns of economic slowdown in China and other emerging markets and signs of deteriorating sovereign debt conditions in Europe could lead to disruption and instability in the global financial markets. The significant debt in the United States and European countries is expected to hinder growth in those countries for the foreseeable future. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations. Any default by the U.S. government on its obligations or any prolonged U.S. government shutdown could negatively impact the U.S. economy and our portfolio companies. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations.

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

We invest primarily in privately held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of SLR Capital Partners’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, smaller privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

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

We may be exposed to higher risks with respect to our investments that include original issue discount or PIK interest.

Zero-coupon bonds pay interest only at maturity rather than at intervals during the life of the security. Deferred interest rate bonds generally provide for a period of delay before the regular payment of interest begins. PIK securities are debt obligations that pay “interest” in the form of other debt obligations, instead of in cash. Each of these instruments is normally issued and traded at a deep discount from face value. Zero-coupon bonds, deferred interest rate bonds and PIKs allow an issuer to avoid or delay the need to generate cash to meet current interest payments and, as a result, may involve greater credit risk than bonds that pay interest currently or in cash. In addition, such investments experience greater volatility in market value due to changes in interest rates than debt obligations that provide for regular payments of interest.

To the extent the Company invests in original issue discount instruments, including PIK, zero coupon bonds, and debt securities with attached warrants, investors will be exposed to the risks associated with the inclusion of such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•	The interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan;

•	The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments;

•	PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral;

•

An election to defer PIK income payments by adding them to principal increases the Company’s gross assets and, thus, increases future base fees to the Investment Adviser and, because income payments will then be payable on a larger principal amount, the PIK election also increases the Investment Adviser’s future income incentive fees at a compounding rate;

•	Market prices of original issue discount instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash;

•	The deferral of interest on a PIK loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan; and

•	Original issue discount creates the risk of non-refundable cash payments to the Investment Adviser based on non-cash accruals that may never be realized.

Risks Relating to an Investment in Our Securities

Our shares may trade at a substantial discount from net asset value and may continue to do so over the long term.

Shares of BDCs may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value in the future. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2021 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 27, 2021 and expiring on the earlier of the one-year anniversary of the date of the 2021 Annual Stockholders Meeting and the date of our 2022 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

•	changes in regulatory policies or tax guidelines with respect to RICs or BDCs;

•	failure to qualify as a RIC, or the loss of RIC tax treatment;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	changes, or perceived changes, in the value of our portfolio investments;

•	departures of SLR Capital Partners’ key personnel;

•	operating performance of companies comparable to us;

•	changes in the prevailing interest rates;

•	loss of a major funding source; or

•	general economic conditions and trends and other external factors.

Our businesses may be adversely affected by litigation and regulatory proceedings.

From time to time, we may be subject to legal actions as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas. In any such claims or actions, demands for substantial monetary damages may be asserted against us and may result in financial liability or an adverse effect on our reputation among investors. In connection with acquisitions of, and investments in, businesses complementary to our business, we have been and may be in the future subject to securities litigation or shareholder activism in connection with such acquisitions or investments. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our results of operations or financial condition. In regulatory enforcement matters, claims for disgorgement, the imposition of penalties and the imposition of other remedial sanctions are possible.

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

Due to the COVID-19 pandemic or other disruptions in the economy, we may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level US federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains that were recognized for preceding years, but were not distributed during such years and on which we paid no U.S. federal income tax. Any net operating losses that we incur in periods during which we qualify as a RIC will not offset net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we are otherwise required to distribute, and we cannot pass such net operating losses through to our stockholders. In addition, net operating losses that we carry over to a taxable year in which we qualify as a RIC normally cannot offset ordinary income or capital gains.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2022 until as late as December 31, 2023. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may reduce our dividends and/or defer dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under “We may choose to pay distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.”

We may choose to pay distributions in our own common stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.

We may distribute taxable distributions that are payable in part in shares of our common stock. Under certain applicable provisions of the Code and the published guidance, distributions of a publicly offered RIC that are in cash or in shares of stock at the election of stockholders may be treated as taxable distributions. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of distributions paid in stock). In no event will any stockholder electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

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

At our 2021 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 27, 2021 and expiring on the earlier of the one-year anniversary of the date of the 2021 Annual Stockholders Meeting and the date of our 2022 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

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

Similarly, all distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, stockholders that opt out of the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

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

Risks Relating to Our Business and Structure

We are dependent upon SLR Capital Partners’ key personnel for our future success.

We depend on the diligence, skill and network of business contacts of Messrs. Gross and Spohler, who serve as the managing partners of SLR Capital Partners and who lead SLR Capital Partners’ investment team. Messrs. Gross and Spohler, together with the other dedicated investment professionals available to SLR Capital Partners, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the diligence, skill, network of business contacts and continued service of Messrs. Gross and Spohler and the other investment professionals available to SLR Capital Partners. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his relationship with us. The loss of Mr. Gross or Mr. Spohler, or any of the other senior investment professionals who serve on SLR Capital Partners’ investment team, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that SLR Capital Partners will remain our Investment Adviser.

The senior investment professionals of SLR Capital Partners are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Messrs. Gross and Spohler will dedicate a significant portion of their time to the activities of SLR Investment Corp.; however, they may be engaged in other business activities which could divert their time and attention in the future. Specifically, Mr. Gross serves as Co-Chief Executive Officer and President of SLR Senior Investment Corp., SCP Private Credit Income BDC LLC, and SLR HC BDC LLC. In addition, Mr. Spohler serves as Co-Chief Executive Officer and Chief Operating Officer of SLR Senior Investment Corp., SCP Private Credit Income BDC LLC, and SLR HC BDC LLC.

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

Our financial condition and results of operations will depend on SLR Capital Partners’ ability to manage our future growth effectively by identifying, investing in and monitoring companies that meet our investment criteria.

Our ability to achieve our investment objective and to grow depends on SLR Capital Partners’ ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of SLR Capital Partners’ structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. The investment team of SLR Capital Partners has substantial responsibilities under the Investment Advisory and Management Agreement, and they may also be called upon to provide managerial assistance to our portfolio companies as the principals of our administrator. In addition, the members of SLR Capital Partners’ investment team have similar responsibilities with respect to the management of other investment portfolios, including the investment portfolios of SLR Senior Investment Corp., SCP Private Credit Income BDC LLC, and SLR HC BDC LLC. Such demands on their time may distract them or slow our rate of investment. In order to grow, we and SLR Capital Partners will need to retain, train, supervise and manage new investment professionals. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of the Investment Adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2021, we had $322.5 million outstanding under the Credit Facility, composed of $222.5 million of revolving credit and $100.0 million outstanding of term loans. We also had $50.0 million outstanding of the 2027 Unsecured Notes, $75.0 million outstanding of the 2026 Unsecured Notes, $125.0 million outstanding of the 2024 Unsecured Notes, $75.0 million outstanding of the 2023 Unsecured Notes, $150.0 million outstanding of the 2022 Unsecured Notes, and $21.0 million outstanding of the 2022 Tranche C Notes. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of SLR Investment Corp. and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our net asset value per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We cannot determine the resulting reduction in our net asset value per share of any such issuance. We also cannot predict whether shares of our common stock will trade above, at or below our net asset value.

At our 2021 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 27, 2021 and expiring on the earlier of the one-year anniversary of the date of the 2021 Annual Stockholders Meeting and the date of our 2022 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

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

We borrow money as part of our business plan. Borrowings, also known as leverage magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of December 31, 2021, we had $322.5 million outstanding under our Credit Facility, composed of $222.5 million of revolving credit and $100.0 million outstanding of term loans. We also had $50.0 million outstanding of the 2027 Unsecured Notes, $75.0 million outstanding of the 2026 Unsecured Notes, $125.0 million outstanding of the 2024 Unsecured Notes, $75.0 million outstanding of the 2023 Unsecured Notes, $150.0 million outstanding of the 2022 Unsecured Notes, and $21.0 million outstanding of the 2022 Tranche C Notes. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, the 2027 Unsecured Notes, the 2026 Unsecured Notes, the 2024 Unsecured Notes, the 2023 Unsecured Notes, the 2022 Unsecured Notes, and the 2022 Tranche C Notes, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Also, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our Investment Adviser, SLR Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, SLR Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to SLR Capital Partners.

As a BDC, we had generally been required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. However, our stockholders have approved a resolution permitting us to be subject to a 150% asset coverage ratio effective as of October 12, 2018. Even though we are subject to a 150% asset coverage ratio effective as of October 12, 2018, contractual leverage limitations under our existing credit facilities or future borrowings may limit our ability to incur additional indebtedness. On August 28, 2019, we entered into the Credit Agreement, which was amended on December 28, 2021, which permits 150% asset coverage. Some of our wholly and/or substantially owned portfolio companies, including Kingsbridge Holdings, LLC, SLR Credit Solutions and SLR Equipment Finance, may incur significantly more leverage than we can but we do not consolidate Kingsbridge Holdings, LLC, SLR Credit Solutions and SLR Equipment Finance and their leverage is non-recourse to us. Additionally, the Credit Facility requires us to comply with certain financial and other restrictive covenants including maintaining an asset coverage ratio of not less than 150% at any time. Failure to maintain compliance with these covenants could result in an event of default and all of our debt being declared immediately due and payable. If this ratio declines below 150%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, our credit facilities impose, and any other debt facility into which we may enter would likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain RIC tax treatment under Subchapter M of the Code.

The debt securities that we may issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing such debt securities. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(27.4)%	(15.5)%	(3.5)%	8.4%	20.3%

(1)

Assumes $2.01 billion in total assets and $818.5 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2021, and a cost of funds of 3.64%. Excludes non-leverage related expenses.

In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2021, we must achieve annual returns on our December 31, 2021 total assets of at least 1.5%.

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

There are significant potential conflicts of interest, including SLR Capital Partners’ management of other investment funds such as SLR Senior Investment Corp., SCP Private Credit Income BDC LLC, and SLR HC BDC LLC, which could impact our investment returns, and an investment in SLR Investment Corp. is not an investment in SLR Senior Investment Corp., SCP Private Credit Income BDC LLC, or SLR HC BDC LLC.

Our executive officers and directors, as well as the current and future partners of our Investment Adviser, SLR Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. For example, SLR Capital Partners presently serves as the Investment Adviser to (i) SLR Senior Investment Corp., a publicly-traded BDC that focuses on investing in senior secured loans, including first lien and second lien debt instruments, (ii) SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, and (iii) SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer and board member, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for SLR Senior Investment Corp., SCP Private Credit Income BDC LLC, and SLR HC BDC LLC. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle formed in the future and managed by our Investment Adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, SLR Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although SLR Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our Investment Adviser or an investment manager affiliated with our Investment Adviser. In any such case, when SLR Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.

As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC. The most recent exemptive order, received on June 13, 2017 (the “Exemptive Order”), permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is an investment adviser that controls, is controlled by or is under common control with SLR Capital Partners and is registered as an Investment Adviser under the Advisers Act, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Exemptive Order. If we are unable to rely on the Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our Investment Adviser.

SLR Capital Partners and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, SLR Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with SLR Capital Partners’ allocation procedures. Related party transactions may occur among SLR Investment Corp., SLR Credit Solutions, Equipment Operating Leases LLC, Loyer Capital LLC and SLR Equipment Finance. These transactions may occur in the normal course of business. No administrative or other fees are paid to SLR Capital Partners by SLR Credit Solutions, Equipment Operating Leases LLC, Loyer Capital LLC and SLR Equipment Finance.

In the ordinary course of our investing activities, we pay management and incentive fees to SLR Capital Partners and reimburse SLR Capital Partners for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of SLR Capital Partners has interests that differ from those of our stockholders, giving rise to a conflict.

We have entered into an amended and restated royalty-free license agreement on February 25, 2021 with our Investment Adviser, pursuant to which our Investment Adviser has granted us a non-exclusive license to use the marks “SOLAR” and “SLR.” Under the license agreement, we have the right to use the “SLR Investment” name for so long as SLR Capital Partners or one of its affiliates remains our Investment Adviser. In addition, we pay SLR Capital Management, an affiliate of SLR Capital Partners, our allocable portion of overhead and other expenses incurred by SLR Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief compliance officer and our chief financial officer and their respective staffs. These arrangements create conflicts of interest that our board of directors must monitor.

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

Thus, we may be required to pay SLR Capital Partners incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

Our incentive fee may induce SLR Capital Partners to pursue speculative investments.

The incentive fee payable by us to SLR Capital Partners may create an incentive for SLR Capital Partners to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our Investment Adviser is calculated based on a percentage of our return on invested capital. This may encourage our Investment Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, our Investment Adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, our Investment Adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee payable by us to our Investment Adviser also may induce SLR Capital Partners to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our stockholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not received in cash. In addition, the “catch-up” portion of the incentive fee may encourage SLR Capital Partners to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and distribution amounts.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to SLR Capital Partners with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders will bear his or her share of the management and incentive fee of SLR Capital Partners as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

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

•

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and become subject to corporate-level U.S federal income tax.

•

The income source requirement will be satisfied if we obtain at least 90% of our income for each year from certain passive investments, including interest, dividends, gains from the sale of stock or securities, or similar sources.

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

Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a distribution requirement in excess of current cash interest received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the RIC tax requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Under such circumstances, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are unable to obtain cash from other sources and are otherwise unable to satisfy such distribution requirements, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax on all our income.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of SLR Investment Corp. or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. The SEC staff has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Control Share Act. As a result, we will amend our bylaws to be subject to the Control Share Act only if our board of directors determines that it would be in our best interests.

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

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and provide that claims relating to causes of action under the Securities Act may only be brought in federal district courts, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or agents, if any, and could discourage lawsuits against us and our directors, officers and agents, if any.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, (b) any derivative action or proceeding brought on our behalf (other than actions arising under federal securities laws), (c) any action asserting a claim of breach of any duty owed by any of our directors, officers or other agents to us or to our stockholders, (d) any action asserting a claim against us or any of our directors, officers or other agents arising pursuant to any provision of the MGCL or our charter or bylaws or (e) any other action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. With respect to any proceeding described in the foregoing sentence that is in the Circuit Court for Baltimore City, Maryland, our stockholders consent to the assignment of the proceeding to the Business and Technology Case Management Program pursuant to Maryland Rule 16-308 or any successor thereof. None of the foregoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland unless we consent in writing to such court. Our bylaws do not apply to lawsuits asserting claims brought to enforce a duty or liability arising exclusively under the Securities Act, the Exchange Act, or the 1940 Act, or any other claim for which the federal courts have exclusive jurisdiction.

Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This paragraph does not apply to claims arising exclusively under the Exchange Act or the 1940 Act, or any other claim for which the federal courts have exclusive jurisdiction. These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers, or agents, if any, which may discourage such lawsuits against us and our directors, officers, and agents, if any. Alternatively, if a court were to find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our Investment Adviser’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.

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

In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, ours and our portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). Our Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.

Our Investment Adviser’s and other service providers’ increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. Our Investment Adviser’s and other service providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

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

General Risk Factors

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our net asset value, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise equity and debt capital. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2021 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 27, 2021 and expiring on the earlier of the one-year anniversary of the date of the 2021 Annual Stockholders Meeting and the date of our 2022 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 9, 2010, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

So far, the COVID-19 pandemic has resulted in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and the Company.

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

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In addition on January 31, 2020, the United Kingdom (“UK”) ended its membership in the European Union (“EU”) referred to as Brexit (“Brexit”). Following the termination of a transition period, the UK and the EU entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the U.K. and EU unilaterally in due course. As a result, certain UK licensed entities are unable to provide regulated services in a number of EU jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe. Events such as war, terrorism and related geopolitical risks have led, and may in the future lead, to increased short-term market volatility and may have adverse long-term effects on U.S. and world economies and markets generally. Those events could also have an acute effect on individual issuers or related groups of issuers. These risks could also adversely affect individual issuers and securities markets, interest rates, auctions, secondary trading, ratings, credit risk, inflation, deflation and other factors relating to the Company’s investments.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, escalating military conflict between Russia and Ukraine, and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

Additionally, the Federal Reserve may raise, or may announce its intention to raise, the Federal Funds Rate in 2022. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

Events outside of our control, including the COVID-19 public health crises, could negatively affect our portfolio companies and our results of our operations.

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

With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved may continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chain interruptions, increased inflationary pressure, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.

During 2021, the economic recovery gained significant traction in countries in which comprehensive vaccination programs have led to the lifting of health and safety restrictions. However, other countries encountered more challenging circumstances as a result of slower distribution of vaccines and the spread of new variants, most notably the Delta and Omicron variants. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of the Delta and Omicron variants or other variants that might arise, which are highly uncertain and cannot be predicted. Additionally, as of February 2022, travelers from the United States are not allowed to visit Australia or certain countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

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

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto and additional uncertainty regarding new variants of COVID-19 that continue to emerge throughout the world) has to date created significant disruption in supply chains and economic activity.

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

We are exposed to risks associated with changes in interest rates, including the transition away from LIBOR and the adoption of alternative reference rates.

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

Per an announcement by the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, on March 5, 2021: (i) 24 LIBOR settings ceased to exist after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for U.S. dollar LIBOR. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

Given the inherent differences between LIBOR and SOFR, or any other alternative reference rates that may be established, the transition from LIBOR may disrupt the overall financial markets and adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value and/or transferability of the LIBOR-indexed, floating-rate debt securities in our portfolio, or the cost of our borrowings. Additionally, if as currently expected LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond June 30, 2023, with our credit facility lenders and our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with SOFR or other alternative reference rates, The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

Technological innovations and industry disruptions may negatively impact us.

Technological innovations have disrupted traditional approaches in multiple industries and can permit younger companies to achieve success and in the process disrupt markets and market practices. We can provide no assurance that new businesses and approaches will not be created that would compete with us and/or our portfolio companies or alter the market practices in which SLR Capital Partners and its affiliates and us have been designed to function within and on which we depend on for our investment return. New approaches could damage our investments, disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments.

We are subject to risks related to corporate social responsibility.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG that are applicable to us and our portfolio companies could adversely affect our business. In May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. Additionally, compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

We cannot predict how changes in tax law will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. New legislation and any other tax law developments, including new or revised U.S. Treasury regulations, administrative interpretations or court decisions, could negatively and perhaps retroactively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

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

Our executive offices are located at 500 Park Avenue, New York, New York 10022, and are provided by SLR Capital Management in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings

On January 17, 2022, a stockholder complaint was filed in the United States District Court for the Eastern District of New York, against us and the members of the Board, entitled Gates v. SLR Investment Corp., et al.,

No. 1:22-cv-00261 (the “Gates Complaint”). On January 21, 2022, a stockholder complaint was filed in the United States District Court for the Southern District of New York, against us and the members of the Board, entitled Shumacher v. SLR Investment Corp., et al., No. 1:22-cv-00576 (the “Shumacher Complaint” and together with the Gates Complaint, the “Merger Complaints”).

Each of the Gates Complaint and Schumacher Complaint alleges, among other things, that the joint proxy statement/prospectus that we initially filed with the SEC on December 16, 2021 contains materially misleading and incomplete disclosures. Each of the Gates Complaint and Schumacher Complaint seeks, among other things, that supplemental disclosures be made to the joint proxy statement/prospectus to address the alleged materially misleading and incomplete disclosures. As a result of the alleged omissions, each of the Gates Complaint and Schumacher Complaint seeks to hold us and our directors liable for violating Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and additionally seeks to hold our directors liable as control persons pursuant to Section 20(a) of the Exchange Act.

We and the members of the Board (the “individual defendants”) believe that we have disclosed in the joint proxy statement/prospectus all information required to be disclosed therein and that the additional disclosures requested by the plaintiffs are immaterial. Neither we nor the individual defendants have yet responded to the Merger Complaints. Each of the Merger Complaints seeks, among other relief, an injunction preventing the closing of the Mergers, rescission of the Merger Agreement or any of its terms to the extent already implemented or awarding of rescissory damages, and expenses incurred by prosecuting the Merger Complaints, including an award of attorneys’ and experts’ fees.

While we and the individual defendants believe these claims are without merit and intend to defend the lawsuits vigorously, there can be no assurance that we and the individual defendants will ultimately prevail in either of the Merger Complaints. Additionally, further lawsuits may be filed before our special meeting to vote on the approval to issue shares of our common stock in connection with the Mergers and/or the consummation of the Mergers. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

		Price Range		Premium or (Discount) of High Closing	Premium or (Discount) of Low Closing Price to	Declared
	NAV(1)	High	Low	Price to NAV(2)	NAV (2)	Distributions (3)
Fiscal 2021
Fourth Quarter	$19.93	$19.90	$17.55	(0.2)%	(11.9)%	$0.41
Third Quarter	20.20	19.75	18.42	(2.2)	(8.8)	0.41
Second Quarter	20.29	19.58	17.88	(3.5)	(11.9)	0.41
First Quarter	20.26	19.35	17.35	(4.5)	(14.4)	0.41

Fiscal 2020
Fourth Quarter	$20.16	$18.14	$15.43	(10.0)%	(23.5)%	$0.41
Third Quarter	20.14	17.38	15.36	(13.7)	(23.7)	0.41
Second Quarter	20.11	17.73	11.03	(11.8)	(45.2)	0.41
First Quarter	19.24	21.15	7.55	9.9	(60.8)	0.41

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

On February 25, 2022 the last reported sales price of our common stock was $18.04 per share. As of February 25, 2022, we had 17 shareholders of record.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. Since our IPO on February 9, 2010, our shares of common stock have traded at both a discount and a premium to the net assets attributable to those shares. As of February 25, 2022, our shares of common stock traded at a discount equal to approximately 9.5% of the net assets attributable to those shares based upon our net asset value as of December 31, 2021. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

DISTRIBUTIONS

Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly distributions, if any, will be determined by the Company’s board of directors (the “Board”). We expect that our distributions to stockholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable return of capital, if any, as applicable.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

STOCK PERFORMANCE GRAPH

This graph compares the cumulative total return on our common stock with that of the Standard & Poor’s BDC Index, Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from December 31, 2016 through December 31, 2021. The graph assumes that a person invested $10,000 in each of the following: our common stock (SLRC), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in additional shares of the same class of equity securities at the frequency with which dividends are paid of such securities during the applicable fiscal year.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

FEES AND EXPENSES

The following table is intended to assist an investor in understanding the costs and expenses that you will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this report contains a reference to fees or expenses paid by “us” or “SLRC,” or that “we” will pay fees or expenses, you will indirectly bear such fees or expenses as an investor in SLR Investment Corp..

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Dividend reinvestment plan expenses	—	%(3)

Total stockholder transaction expenses (as a percentage of offering price)	—	%(2)

Annual expenses (as a percentage of net assets attributable to common stock)(4):
Base management fee	3.36	%(5)
Incentive fees payable under our Investment Advisory and Management Agreement (up to 20%)	1.22	%(6)
Interest payments on borrowed funds	3.55	%(7)
Acquired fund fees and expenses	—%
Other expenses (estimated)	1.18	%(8)

Total annual expenses	9.31%

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
(5)

Our 1.75% base management fee under the Investment Advisory and Management Agreement is based on our gross assets, which is defined as all the assets of SLRC, excluding temporary assets, including those acquired using borrowings for investment purposes, and assumes our gross assets remain consistent with gross assets for the fiscal year ended December 31, 2021. The base management fee is reduced to 1.00% on gross assets that execeed 200% of total net assets as of the immediately preceding quarter.

(6)

Assumes that annual incentive fees earned by our investment adviser, SLR Capital Partners, remain consistent with the incentive fees earned by SLR Capital Partners for the fiscal year ended December 31, 2021. The incentive fee consists of two parts:

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

(7)

We have historically and will in the future borrow funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. The costs associated with our outstanding borrowings are indirectly born by our investors. For purposes of this section, we have computed interest expense using the average consolidated balance outstanding for borrowings during the fiscal year ended December 31, 2021. We used the London Interbank Offered Rate (“LIBOR”) rate or similar base rate on December 31, 2021 and the interest rate on the Credit Facility, the 2027 Unsecured Notes, the 2026 Unsecured Notes, the 2024 Unsecured Notes, the 2023 Unsecured Notes, the 2022 Unsecured Notes and the 2022 Tranche C Notes on December 31, 2021. We have also included, as applicable, the estimated amortization of fees incurred in establishing the Credit Facility, the 2027 Unsecured Notes, the 2026 Unsecured Notes, the 2024 Unsecured Notes, the 2023 Unsecured Notes, the 2022 Unsecured Notes and the 2022 Tranche C Notes as of December 31, 2021. Additionally, we included the estimated cost of commitment fees for unused balances on the Credit Facility. As of December 31, 2021, we had $322.5 million outstanding under the Credit Facility and $50 million, $75 million, $125 million, $75 million, $150 million and $21 million outstanding under the 2027 Unsecured Notes, the 2026 Unsecured Notes, the 2024 Unsecured Notes, the 2023 Unsecured Notes, the 2022 Unsecured Notes and the 2022 Tranche C Notes, respectively. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act, although we have no immediate intention to do so.

(8)

“Other expenses” are based on estimated amounts for the current fiscal year, which considers the amounts incurred for the fiscal year ended December 31, 2021 and include our overhead expenses, including payments under our Administration Agreement based on our allocable portion of overhead and other expenses incurred by SLR Capital Management in performing its obligations under the Administration Agreement.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses would remain at the levels set forth in the table above and have excluded performance-based incentive fees. As such, the below example is based on an annual expense ratio of 8.09%. See Note 7 above for additional information regarding certain assumptions regarding our level of leverage. In the event that shares are sold to or through underwriters, a corresponding prospectus supplement will restate this example to reflect the applicable sales load.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$91	$262	$419	$759

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

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•	our future operating results, including our ability to achieve objectives as a result of the current COVID-19 pandemic;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

•	the impact of any protracted decline in the liquidity of credit markets on our business and the impact of the COVID-19 pandemic thereon;

•	the ability of our portfolio companies to achieve their objectives, including as a result of the current COVID-19 pandemic;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market, and the impact of the COVID-19 pandemic thereon;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital, and the impact of the COVID-19 pandemic thereon;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon; and

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments and the impacts of the COVID-19 pandemic thereon.

•	changes in the political conditions and relations between the United States, Russia, Ukraine and other nations.

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

•	the ability of the parties to consummate the Mergers on the expected timeline, or at all;

•	the ability to realize the anticipated benefits of the Mergers;

•	the effects of disruption on our business from the proposed Mergers;

•	the combined company’s plans, expectations, objectives and intentions as a result of the Mergers;

•	any potential termination of the Merger Agreement;

•	the actions of our stockholders or the stockholders of SLRC with respect to the proposals submitted for their approval in connection with the Mergers; and

•

the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in this Annual Report on Form 10-K for the year ended December 31, 2021 and in our other filings with the SEC.

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

SLR Investment Corp. (the “Company”, “SLRC”, “we” or “our”) f/k/a Solar Capital, Ltd., a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, financing leases and to a lesser extent, unsecured loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives. Our investment activities are managed by SLR Capital Partners, LLC (the “Investment Adviser”) and supervised by the Board, a majority of whom are non-interested, as such term is defined in the 1940 Act. SLR Capital Management, LLC (the “Administrator”) provides the administrative services necessary for us to operate.

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

As of December 31, 2021, the Investment Adviser has directly invested approximately $12.5 billion in more than 450 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with over 200 different financial sponsors.

Merger Agreement

On December 1, 2021, we entered into the Merger Agreement, which provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into SUNS, with SUNS continuing as the surviving company and as our wholly-owned subsidiary and, immediately thereafter, SUNS will merge with and into us, with us continuing as the surviving company. Both the Board and SUNS’s board of directors, including all of the respective independent directors, in each case, on the recommendation of a special committee comprised solely of the independent directors of us and SUNS, as applicable, have approved the Merger Agreement and the transactions contemplated thereby.

At the effective time of the Merger (“Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by us or any of our controlled subsidiaries (the “Cancelled Shares”)) will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio (as defined below) (cash may be paid in lieu of fractional shares).

As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time (such date, the “Determination Date”), each of us and SUNS will deliver to the other a calculation of its NAV as of such date, in each case using a pre-agreed set of assumptions, methodologies and adjustments. We refer to such calculation with respect to us as the “Closing SLRC Net Asset Value” and with respect to SUNS as the “Closing SUNS Net Asset Value”. Based on such calculations, the parties will calculate the “SLRC Per Share NAV”, which will be equal to (i) the Closing SLRC Net Asset Value divided by (ii) the number of shares of our common stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares), and the “SUNS Per Share NAV”, which will be equal to (A) the Closing SUNS Net Asset Value divided by (B) the number of shares of SUNS Common Stock issued and outstanding as of the Determination Date. The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the SUNS Per Share NAV divided by (ii) the SLRC Per Share NAV.

We and SUNS will update and redeliver the Closing SLRC Net Asset Value or the Closing SUNS Net Asset Value, respectively, in the event of a material change to such calculation between the Determination Date and the closing of the Mergers and if needed to ensure that the calculation is determined within 48 hours (excluding Sundays and holidays) prior to the Effective Time.

The Merger Agreement contains customary representations and warranties by each of us, SUNS and SLR Capital Partners. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of our and SUNS’s businesses during the period prior to the closing of the Mergers.

Consummation of the Mergers, which is currently anticipated to occur during the first half of calendar year 2022, is subject to certain closing conditions, including requisite approvals of our and SUNS’s stockholders and certain other closing conditions.

The Merger Agreement also contains certain termination rights in favor of us and SUNS, including if the Mergers are not completed on or before December 1, 2022 or if the requisite approvals of our or SUNS’s stockholders are not obtained. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring SUNS may be required to pay us a termination fee of approximately $7.6 million. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring us may be required to pay to SUNS a termination fee of approximately $25.6 million.

Effective upon the closing of the Mergers, SLR Capital Partners has voluntarily agreed to a permanent reduction of the annual base management fee rate by 25 basis points, resulting in an annual base management fee rate payable by us to SLR Capital Partners of 1.50% on gross assets up to 200% of our total net assets as of the immediately preceding quarter end. We will retain the contractual annual base management fee rate payable by us to SLR Capital Partners of 1.00% on gross assets that exceed 200% of our total net assets as of the immediately preceding quarter end.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is incorporated by reference as Exhibit 2.1 to this Annual Report on Form 10-K and incorporated by reference herein. The representations, warranties, covenants and agreements contained in the Merger Agreement were made only for purposes of the Merger Agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement (except as may be expressly set forth in the Merger Agreement); may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders should not rely on such representations, warranties, covenants or agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any of the parties to the Merger Agreement or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, covenants and agreements may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the parties to the Merger Agreement.

Recent Developments

On January 6, 2022, the Company closed a private offering of $135 million of the 2027 Series F Unsecured Notes with a fixed interest rate of 3.33% and a maturity date of January 6, 2027. Interest on the 2027 Series F Unsecured Notes is due semi-annually on January 6 and July 6. The 2027 Series F Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On March 1, 2022, the Board declared a quarterly distribution of $0.41 per share payable on April 1, 2022 to holders of record as of March 18, 2022.

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

Portfolio and Investment Activity

During the year ended December 31, 2021, we invested approximately $596 million across 52 portfolio companies. This compares to investing approximately $427 million in 40 portfolio companies for the year ended December 31, 2020. Investments sold, prepaid or repaid during the year ended December 31, 2021 totaled approximately $468 million versus approximately $363 million for the year ended December 31, 2020.

At December 31, 2021, our portfolio consisted of 106 portfolio companies and was invested 26.7% in cash flow senior secured loans, 27.0% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”), 13.5% in Kingsbridge Holdings LLC (“KBH”), 16.4% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”), and 16.4% in life science senior secured loans, in each case, measured at fair value, versus 105 portfolio companies invested 18.8% in cash flow senior secured loans, 27.0% in asset-based senior secured loans / SLR Credit, 14.2% in KBH, 18.6% in equipment senior secured financings / SLR Equipment, and 21.4% in life science senior secured loans, in each case, measured at fair value, at December 31, 2020.

At December 31, 2021, 79.4% or $1.20 billion of our income producing investment portfolio* is floating rate and 20.6% or $313.4 million is fixed rate, measured at fair value. At December 31, 2020, 72.1% or $1.10 billion of our income producing investment portfolio* is floating rate and 27.9% or $425.4 million is fixed rate, measured at fair value. As of December 31, 2021 and 2020, we had one and zero issuers on non-accrual status, respectively.

Since inception through December 31, 2021, SLRC and its predecessor companies have invested approximately $7.3 billion in more than 320 portfolio companies. Over the same period, SLRC has completed transactions with more than 150 different financial sponsors.

* We have included SLR Credit Solutions, SLR Equipment Finance and Kingsbridge Holdings, LLC within our income producing investment portfolio.

SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of December 31, 2021, total commitments to the revolving credit facility are $200 million.

As of December 31, 2021, SLR Credit had 22 funded commitments to 19 different issuers with total funded loans of approximately $287.4 million on total assets of $347.8 million. As of December 31, 2020, SLR Credit had 30 funded commitments to 24 different issuers with total funded loans of approximately $404.1 million on total assets of $433.9 million. As of December 31, 2021 and December 31, 2020, the largest loan outstanding totaled $35.0 million and $45.0 million, respectively. For the same periods, the average exposure per issuer was $15.1 million and $16.8 million, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $100.7 million and $183.9 million of borrowings outstanding at December 31, 2021 and December 31, 2020, respectively. For the years ended December 31, 2021 and 2020, SLR Credit had net income of $14.2 million and $23.3 million, respectively, on gross income of $34.0 million and $45.3 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us. SLR Credit’s consolidated financial statements for the fiscal years ended December 31, 2021 and December 31, 2020 are attached as an exhibit to this annual report on Form 10-K.

SLR Equipment Finance

On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies is doing business as SLR Equipment Finance (“SLR Equipment”). SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209.9 million in cash to effect the transaction, of which $145.0 million was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64.9 million was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. Concurrent with the transaction, SLR Equipment refinanced its existing senior secured credit facility into a $150.0 million non-recourse facility with an accordion feature to expand up to $250.0 million. In September 2019, SLR Equipment amended the facility, increasing commitments to $214.0 million with an accordion feature to expand up to $314.0 million and extended the maturity date of the facility to July 31, 2023.

As of December 31, 2021, SLR Equipment had 135 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $211.0 million on total assets of $264.0 million. As of December 31, 2020, SLR Equipment had 138 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $188.4 million on total assets of $263.4 million. As of December 31, 2021 and December 31, 2020, the largest position outstanding totaled $19.2 million and $25.1 million, respectively. For the same periods, the average exposure per customer was $3.5 million and $3.1 million, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $118.0 million and $100.6 million of borrowings outstanding at December 31, 2021 and December 31, 2020, respectively. For the years ended December 31, 2021 and 2020, SLR Equipment had net losses of $9.7 million and $8.9 million, respectively, on gross income of $22.9 million and $24.5 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us. SLR Equipment’s consolidated financial statements for the fiscal years ended December 31, 2021 and December 31, 2020 are attached as an exhibit to this annual report on Form 10-K.

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

As of December 31, 2021 and 2020, KBHT had total assets of $738.4 million and $744.7 million, respectively. For the same periods, debt recourse to KBHT totaled $216.9 million and $219.0 million, respectively, and non-recourse debt totaled $323.8 million and $335.9 million, respectively. For the year ended December 31, 2021 and the period November 3, 2020 through December 31, 2020, KBHT had net income of $12.2 million and $2.2 million, respectively, on gross income of $245.9 million and $43.6 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us. KBHT’s consolidated financial statements for the year ended December 31, 2021 and the period November 3, 2020 to December 31, 2020 are attached as an exhibit to this annual report on Form 10-K.

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

Revenue Recognition

The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more (90 days or more for equipment financing) and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our investments may have contractual PIK income. PIK income computed at the contractual rate, as applicable, is accrued and reflected as a receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends is reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK income. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring fees are recorded as other income when earned.

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the fiscal years ended December 31, 2021 and 2020, capitalized PIK income totaled $7.6 million and $5.4 million, respectively.

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

Income Taxes

SLRC, a U.S. corporation, has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify for U.S. federal income taxation as a RIC, the Company is required, among other things, to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income.

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

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2021 and December 31, 2020. Results for the fiscal year ended December 31, 2019 can be found in Item 7 of the Company’s report on Form 10-K filed on February 24, 2021, which is incorporated by reference herein.

Investment Income

For the fiscal years ended December 31, 2021 and 2020, gross investment income totaled $139.4 million and $121.7 million, respectively. The increase in gross investment income for the year over year periods was primarily due to growth in the size of the income producing portfolio.

Expenses

Expenses totaled $78.4 million and $62.5 million, respectively, for the fiscal years ended December 31, 2021 and 2020, of which $38.6 million and $27.2 million, respectively, were base management fees and performance-based incentive fees and $29.9 million and $27.2 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $9.9 million and $8.2 million, respectively, for the fiscal years ended December 31, 2021 and 2020. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses from 2020 to 2021 was primarily driven by a larger income producing investment portfolio, which resulted in higher management and incentive fees as well as higher interest costs. Additionally, higher general and administrative expenses resulted from expenses related to the potential merger with SLR Senior Investment Corp.

Net Investment Income

The Company’s net investment income totaled $60.9 million and $59.2 million, or $1.44 and $1.40, per average share, respectively, for the fiscal years ended December 31, 2021 and 2020.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $468 million and $363 million, respectively, for the fiscal years ended December 31, 2021 and 2020. Net realized gain (loss) over the same periods were $0.03 million and ($26.6) million, respectively. Net realized gain for fiscal year 2021 was de minimis. Net realized loss for fiscal year 2020 was primarily related to the exit of our investment in IHS Intermediate, Inc.

Net Change in Unrealized Loss

For the fiscal years ended December 31, 2021 and 2020, net change in unrealized loss on the Company’s assets and liabilities totaled $1.4 million and $17.1 million, respectively. Net unrealized loss for the fiscal year ended December 31, 2021 is primarily due to depreciation in the value of our investments in American Teleconferencing Services, Ltd., Rug Doctor and SOAGG LLC, among others, partially offset by appreciation in the value of our investments in KBH Topco, LLC, SLR Credit Solutions and PhyMed Management LLC, among others. Net unrealized loss for the fiscal year ended December 31, 2020 is primarily due to depreciation in the value of our investments in NEF Holdings LLC, Rug Doctor, PhyMed Management LLC, SOINT, LLC and SOAGG LLC, among others, partially offset by the reversal of previously recognized unrealized depreciation in the value of our investment in IHS Intermediate, Inc. and unrealized appreciation in the value of our investments in Crystal Financial LLC and B. Riley Financial Inc., among others.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2021 and 2020, the Company had a net increase in net assets resulting from operations of $59.6 million and $15.5 million, respectively. For the fiscal years ended December 31, 2021 and 2020, earnings per average share were $1.41 and $0.37, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility (as defined below), the 2022 Unsecured Notes, the 2022 Tranche C Notes, the 2023 Unsecured Notes, the 2024 Unsecured Notes, the 2026 Unsecured Notes and the 2027 Unsecured Notes, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of December 31, 2021, we had a total of $377.5 million of unused borrowing capacity under the Credit Facility, subject to borrowing base limits.

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

On December 28, 2021, the Company closed on Amendment No. 1 to its August 28, 2019 senior secured credit agreement (the “Credit Facility”). Post amendment, the Credit Facility is composed of $600 million of revolving credit and $100 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year.

On December 28, 2021, the Company prepaid and terminated the NEFPASS SPV LLC credit facility, dated September 26, 2018.

On September 14, 2021, the Company closed a private offering of $50,000 of the 2027 Unsecured Notes with a fixed interest rate of 2.95% and a maturity date of March 14, 2027. Interest on the 2027 Unsecured Notes is due semi-annually on March 14 and September 14. The 2027 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On February 12, 2020, a new lender to the Company executed a commitment increase to the Credit Facility providing for an additional $75.0 million of revolving credit, bringing the Credit Facility’s total revolving credit capacity to $545.0 million.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $320 million in cash equivalents as of December 31, 2021.

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

Revolving & Term Loan Facilities

On December 28, 2021, the Company closed on Amendment No. 1 to its August 28, 2019 senior secured credit agreement. Post amendment, the Credit Facility is composed of $600 million of revolving credit and

$100 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At December 31, 2021, outstanding USD equivalent borrowings under the Credit Facility totaled $322.5 million, composed of $222.5 million of revolving credit and $100.0 million of term loans.

On December 28, 2021, the Company prepaid and terminated the NEFPASS SPV LLC credit facility, dated September 26, 2018.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At December 31, 2021, the Company was in compliance with all financial and operational covenants required by our credit facilities.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of December 31, 2021:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Credit Facility (1)	$222.5	$—	$—	$222.5	$—
Unsecured senior notes	496.0	171.0	200.0	75.0	50.0
Term Loans	100.0	—	—	100.0	—

(1)	As of December 31, 2021, we had a total of $377.5 million of unused borrowing capacity under the Credit Facility, subject to borrowing base limits.

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

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2021	$222,500	$552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
2022 Unsecured Notes
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2026 Unsecured Notes
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2027 Unsecured Notes
Fiscal 2021	$50,000	$124	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities

Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.

(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of December 31, 2021, asset coverage was 202.9%.

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

The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Per Share Data: (a)
Net asset value, beginning of year	$20.79	$22.05	$22.50	$22.70	$22.02

Net investment income	1.68	1.52	1.56	1.91	2.20
Net realized and unrealized gain (loss)	0.84	(1.18)	(0.43)	(0.22)	0.91

Net increase in net assets resulting from operations	2.52	0.34	1.13	1.69	3.11
Distributions to stockholders (see note 8a):
From net investment income	(1.60)	(1.60)	(1.55)	(1.55)	(2.27)
From net realized gains	—	—	—	(0.46)	(0.16)
From return of capital	—	—	(0.05)	—	—
Anti-dilution	0.03	—	0.02	0.12	—

Net asset value, end of year	$21.74	$20.79	$22.05	$22.50	$22.70

Per share market value, end of year	$20.82	$16.43	$18.01	$22.55	$23.91
Total Return(b)	37.49%	(0.29)%	(13.58)%	2.82%	20.03%
Net assets, end of year	$918,507	$882,698	$936,568	$995,637	$878,273
Shares outstanding, end of year	42,248,525	42,464,762	42,465,162	44,244,195	38,694,060
Ratios to average net assets:
Net investment income	7.91%	6.94%	6.93%	8.43%	9.79%

Operating expenses	6.25%	3.84%*	4.24%	5.82%	6.25%
Interest and other credit facility expenses**	2.73%	1.68%	1.50%	1.99%	2.28%

Total expenses	8.98%	5.52%*	5.74%	7.81%	8.53%

Average debt outstanding	$495,795	$262,341	$225,000	$318,186	$237,859
Portfolio turnover ratio	31.0%	13.0%	53.7%	25.6%	54.7%

(a)	Calculated using the average shares outstanding method.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2021 and December 31, 2020, respectively:

	December 31, 2021	December 31, 2020
(in millions)
SLR Credit Solutions*	$44.3	$44.3
Arcutis Biotherapeutics, Inc.	43.5	—
Glooko, Inc.	25.1	—
BridgeBio Pharma, Inc.	23.0	—
CC SAG Holdings Corp. (Spectrum Automotive)	18.8	—
Inszone Mid, LLC	12.5	—
One Touch Direct, LLC	7.2	5.0
Rezolute, Inc.	5.7	—
Maurices, Incorporated	5.7	—
SLR Equipment Finance	5.0	4.2
NAC Holdings Corporation	4.8	—
Ivy Fertility Services, LLC	4.5	—
SOC Telemed, Inc.	4.4	—
RQM+ Corp.	3.8	—
Atria Wealth Solutions, Inc.	3.7	3.5
Kid Distro Holdings, LLC	2.7	—
Foundation Consumer Brands, LLC	2.3	—
Neuronetics, Inc.	2.2	6.7
MMIT Holdings, LLC	2.0	—
Basic Fun, Inc.	1.9	1.1
Pinnacle Treatment Centers, Inc.	1.4	1.4
SunMed Group Holdings, LLC	0.8	—
Ultimate Baked Goods Midco LLC	0.8	—
American Teleconferencing Services, Ltd.	0.6	—
Smile Doctors LLC	—	26.7
Soleo Health Holdings, Inc.	—	7.4

	December 31, 2021	December 31, 2020
(in millions)
Cardiva Medical, Inc.	$—	$7.3
Kindred Biosciences, Inc.	—	6.9
PQ Bypass, Inc.	—	5.0

Centrexion Therapeutics, Inc.	—	3.8
Sentry Data Systems, Inc.	—	1.6
Delphinus Medical Technologies, Inc.	—	1.3

Total Commitments	$226.7	$126.2

*	The Company controls the funding of the SLR Credit Solutions commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Date Declared	Record Date	Payment Date	Amount
Fiscal 2022
March 1, 2022	March 18, 2022	April 1, 2022	$0.41

Fiscal 2021
November 3, 2021	December 16, 2021	January 5, 2022	$0.41
August 3, 2021	September 23, 2021	October 5, 2021	0.41
May 5, 2021	June 23, 2021	July 2, 2021	0.41
February 24, 2021	March 18, 2021	April 2, 2021	0.41

Total 2021			$1.64

Fiscal 2020
November 5, 2020	December 17, 2020	January 5, 2021	$0.41
August 4, 2020	September 17, 2020	October 2, 2020	0.41
May 7, 2020	June 18, 2020	July 2, 2020	0.41
February 20, 2020	March 19, 2020	April 3, 2020	0.41

Total 2020			$1.64

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, the Credit Facility may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind income, which represents contractual income added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

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

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the fiscal year ended December 31, 2021, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of December 31, 2021 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2021 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately six cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2021, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	0.02	$(0.06)

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2021 based on the criteria on Internal Control – Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Investment Corp. (formerly, Solar Capital Ltd.):

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of SLR Investment Corp. (and subsidiaries) (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020, by correspondence with the custodian, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Fair value of investments and certain financial liabilities

As described in Notes 2 and 6 to the consolidated financial statements, the Company measures its investments at fair value and has made an irrevocable election to apply the fair value option of accounting to certain financial liabilities. Investments and certain financial liabilities are valued using a market approach, an income approach, or both approaches, as applicable. In determining the fair value of investments and financial liabilities whose market quotations are not readily available, the Company makes subjective judgments and estimates using unobservable inputs. As of December 31, 2021, the fair value of such investments and financial liabilities was $1.7 billion and $150 million, respectively.

We identified the assessment of the fair value of investments and certain financial liabilities with no readily determinable market value as a critical audit matter. A high degree of auditor judgment was required to assess the Company’s fair value assumptions. Specifically, subjective auditor judgment was required to assess the (1) credit risk associated with the borrower and its ability to make interest and principal payments for debt investments, (2) selection of comparable companies and the financial performance multiples of such comparable companies used in the market approach for equity investments and (3) market yields of comparable companies of similar credit risk used in the income approach for financial liabilities. Additionally, the involvement of valuation professionals with specialized skills and knowledge was required to assist in evaluating the Company’s fair value estimates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to measure the fair value of investments and certain financial liabilities, including controls related to the development of the above assumptions. For recently purchased investments we evaluated changes in the borrowers assessed credit risk and market yields from the purchase date to year end. We evaluated the Company’s ability to estimate fair value by comparing dispositions to the Company’s most recent fair value estimate prior to the disposition. We also involved valuation professionals with specialized skills and knowledge, who for a selection of investments and financial liabilities developed estimates of fair value by assessing available market information using market yields of comparable companies of similar credit risk, for debt investments and financial liabilities fair valued using an income approach, and financial performance multiples of comparable companies, for equity investments fair valued using a market approach, and compared the results to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

New York, New York

March 1, 2022

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2021	December 31, 2020
Assets
Investments at fair value:
Companies less than 5% owned (cost: $985,088 and $832,507, respectively)	$964,379	$822,298
Companies more than 25% owned (cost: $711,865 and $724,428, respectively)	706,203	709,653
Cash	2,935	8,779
Cash equivalents (cost: $320,000 and $379,997, respectively)	320,000	379,997
Dividends receivable	9,028	7,927
Interest receivable	6,521	6,478
Receivable for investments sold	1,378	255
Prepaid expenses and other assets	567	571

Total assets	$2,011,011	$1,935,958

Liabilities
Debt ($818,500 and $677,000 face amounts, respectively, reported net of unamortized debt issuance costs of $6,462 and $5,549, respectively. See notes 6 and 7)	$812,038	$671,451
Payable for investments and cash equivalents purchased	320,041	380,038
Distributions payable	17,327	17,327
Management fee payable (see note 3)	7,435	6,535
Performance-based incentive fee payable (see note 3)	1,864	792
Interest payable (see note 7)	4,492	3,416
Administrative services payable (see note 3)	2,689	1,946
Other liabilities and accrued expenses	2,844	2,430

Total liabilities	$1,168,730	$1,083,935

Commitments and contingencies (see note 11)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,260,826 shares issued and outstanding, respectively	$423	$423
Paid-in capital in excess of par (see note 2f)	936,999	962,481
Accumulated distributable net loss (see note 2f)	(95,141)	(110,881)

Total net assets	$842,281	$852,023

Net Asset Value Per Share	$19.93	$20.16

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Year ended December 31,
	2021	2020	2019
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$86,122	$84,143	$106,099
Companies more than 25% owned	11,354	8,861	5,429
Dividends:
Companies less than 5% owned	133	50	56
Companies more than 25% owned	37,564	26,794	39,382
Other income:
Companies less than 5% owned	4,157	1,885	3,727
Companies more than 25% owned	24	12	18

Total investment income	139,354	121,745	154,711

EXPENSES:
Management fees (see note 3)	28,277	24,951	26,774
Performance-based incentive fees (see note 3)	10,309	2,272	18,111
Interest and other credit facility expenses (see note 7)	29,876	27,156	28,901
Administrative services expense (see note 3)	5,575	5,215	5,265
Other general and administrative expenses	4,390	2,936	3,215

Total expenses	78,427	62,530	82,266

Net investment income	$60,927	$59,215	$72,445

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$26	$(26,638)	$754
Companies more than 25% owned	—	—	(661)

Net realized gain (loss) on investments and cash equivalents	26	(26,638)	93
Net realized loss on extinguishment of debt:	—	—	(1,853)

Net realized gain (loss)	26	(26,638)	(1,760)

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(10,500)	8,970	(14,861)
Companies more than 25% owned	9,113	(26,096)	192

Net change in unrealized loss	(1,387)	(17,126)	(14,669)

Net realized and unrealized loss on investments and cash equivalents	(1,361)	(43,764)	(16,429)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$59,566	$15,451	$56,016

EARNINGS PER SHARE (see note 5)	$1.41	$0.37	$1.33

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Year ended December 31,
	2021	2020	2019
Increase (decrease) in net assets resulting from operations:
Net investment income	$60,927	$59,215	$72,445
Net realized gain (loss)	26	(26,638)	(1,760)
Net change in unrealized loss	(1,387)	(17,126)	(14,669)

Net increase in net assets resulting from operations	59,566	15,451	56,016

Distributions to stockholders (see note 8a):
From net investment income	(41,221)	(48,795)	(65,715)
From return of capital	(28,087)	(20,513)	(3,592)

Net distributions to stockholders	(69,308)	(69,308)	(69,307)

Capital transactions (see note 13):
Net increase in net assets resulting from capital transactions	—	—	—

Total decrease in net assets	(9,742)	(53,857)	(13,291)
Net assets at beginning of year	852,023	905,880	919,171

Net assets at end of year	$842,281	$852,023	$905,880

Capital share activity (see note 13):
Net increase from capital share activity	—	—	—

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$59,566	$15,451	$56,016
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(26)	26,638	(93)
Net realized loss on extinguishment of debt	—	—	1,853
Net change in unrealized loss on investments	1,387	17,126	14,669
(Increase) decrease in operating assets:
Purchase of investments	(596,256)	(426,897)	(403,693)
Proceeds from disposition of investments	468,532	357,632	360,014
Net accretion of discount on investments	(6,087)	(7,581)	(9,242)
Capitalization of payment-in-kind income	(7,592)	(5,384)	(1,071)
Collections of payment-in-kind income	1,411	1,339	672
Receivable for investments sold	(1,123)	1,952	(134)
Interest receivable	(43)	(1,077)	2,218
Dividends receivable	(1,101)	2,561	(1,423)
Other receivables	—	—	593
Prepaid expenses and other assets	4	44	168
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(59,997)	(39,624)	168,271
Management fee payable	900	(212)	243
Performance-based incentive fee payable	1,072	(3,489)	(332)
Administrative services expense payable	743	(811)	41
Interest payable	1,076	(262)	(1,036)
Other liabilities and accrued expenses	414	(10)	(1,015)
Deferred financing costs	2,019	1,234	969

Net Cash Provided by (Used in) Operating Activities	(135,101)	(61,370)	187,688

Cash Flows from Financing Activities:
Cash distributions paid	(69,308)	(69,308)	(69,307)
Proceeds from issuance of unsecured debt	49,936	—	197,957
Proceeds from secured borrowings	812,132	337,000	967,385
Repayments of secured borrowings	(723,500)	(253,900)	(1,054,585)

Net Cash Provided by Financing Activities	69,260	13,792	41,450

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(65,841)	(47,578)	229,138
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	388,776	436,354	207,216

CASH AND CASH EQUIVALENTS AT END OF YEAR	$322,935	$388,776	$436,354

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,800	$27,418	$29,937

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 111.5%

First Lien Bank Debt/Senior Secured Loans

Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550	1.00%	6.50%	5/7/2018	5/9/2025	$12,402	$12,283	$12,402
Alteon Health, LLC	Health Care Providers & Services	L+650	1.00%	7.50%	9/14/2018	9/1/2023	14,117	14,079	14,117
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650	1.00%	7.50%	5/5/2016	9/9/2021	24,822	24,453	3,345
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650	1.00%	7.50%	9/17/2021	3/31/2022	4,576	4,508	4,576
AmeriMark Intermediate Holdings, LLC(14)	Internet & Catalog Retail	L+600	1.00%	7.00%	7/28/2021	10/15/2026	25,226	24,739	24,721
Atria Wealth Solutions, Inc	Diversified Financial Services	L+600	1.00%	7.00%	9/14/2018	11/30/2022	6,345	6,329	6,345
Basic Fun, Inc.	Specialty Retail	L+550	1.00%	6.50%	10/30/2020	10/30/2023	2,902	2,871	2,902
CC SAG Holdings Corp. (Spectrum Automotive)	Diversified Consumer Services	L+575	0.75%	6.50%	6/29/2021	6/29/2028	12,168	11,995	12,168
Community Brands ParentCo, LLC (f/k/a Ministry Brands)	Software	L+400	1.00%	5.00%	7/30/2021	12/2/2022	34,901	34,538	34,901
Enhanced Permanent Capital, LLC(3)	Capital Markets	L+700	1.00%	8.00%	12/29/2020	12/29/2025	26,061	25,418	26,061
Foundation Consumer Brands, LLC	Personal Products	L+638	1.00%	7.38%	2/12/2021	2/12/2027	33,367	32,633	33,367
iCIMS, Inc.	Software	L+650	1.00%	7.50%	9/7/2018	9/12/2024	19,341	19,120	19,341
Inszone Mid, LLC	Insurance	L+575	1.00%	6.75%	9/28/2021	6/30/2026	11,141	11,035	11,086
Ivy Fertility Services, LLC	Health Care Providers & Services	L+625	1.00%	7.25%	12/22/2021	2/25/2026	21,677	21,299	21,298
Kid Distro Holdings, LLC (Distro Kid)	Software	L+600	1.00%	7.00%	9/24/2021	10/1/2027	29,743	29,168	29,148
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700	1.00%	8.00%	12/21/2018	12/21/2024	80,000	79,713	80,000
KORE Wireless Group, Inc.(3)	Wireless Telecommunication Services	L+550	—	5.72%	12/21/2018	12/21/2024	36,470	36,062	36,470
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	6.75%	9/14/2018	12/22/2024	7,400	7,359	7,178
Maurices, Incorporated	Specialty Retail	L+675	1.00%	7.75%	8/27/2021	6/1/2024	5,135	5,044	5,135
MMIT Holdings, LLC	IT Services	L+625	1.00%	7.25%	9/21/2021	9/15/2027	31,026	30,541	31,026
NAC Holdings Corporation (Jaguar)	Insurance	L+525	1.00%	6.25%	7/30/2021	9/28/2024	15,924	15,730	15,844
One Touch Direct, LLC	Commercial Services & Supplies	P+75	—	4.00%	4/3/2020	9/30/2022	274	274	274
PhyNet Dermatology LLC	Health Care Providers & Services	L+600(17)	1.00%	7.00%	9/5/2018	8/16/2024	14,589	14,529	14,589
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	L+575	1.00%	6.75%	1/22/2020	12/31/2022	11,996	11,953	11,996
PPT Management Holdings, LLC	Health Care Providers & Services	L+800(15)	1.00%	9.00%	9/14/2018	12/16/2022	21,120	21,086	18,374
RQM+ Corp.	Life Sciences Tools & Services	L+575	1.00%	6.75%	8/20/2021	8/12/2026	16,504	16,349	16,462
Stryten Energy LLC	Auto Parts & Equipment	L+800	1.00%	9.00%	8/11/2021	10/12/2026	26,184	25,676	25,923

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
SunMed Group Holdings, LLC	Health Care Equipment & Supplies	L+575	0.75%	6.50%	6/16/2021	6/16/2028	$18,536	$18,232	$18,351
Ultimate Baked Goods Midco LLC (Rise Baking)	Packaged Foods & Meats	L+625	1.00%	7.25%	8/12/2021	8/13/2027	19,381	18,920	18,896
USR Parent, Inc. (Staples)	Specialty Retail	L+884	1.00%	9.84%	6/3/2020	9/12/2022	3,275	3,275	3,275

Total First Lien Bank Debt/Senior Secured Loans								$579,211	$559,571

Second Lien Asset-Based Senior Secured Loans

ACRES Commercial Mortgage, LLC	Diversified Financial Services	L+705	1.00%	8.05%	12/24/2021	8/21/2028	29,925	$29,328	$29,326
Varilease Finance, Inc.	Multi-Sector Holdings	L+750	1.00%	8.50%	8/22/2014	11/15/2025	29,563	29,467	29,563

Total Second Lien Asset-Based Senior Secured Loans								$58,795	$58,889

Second Lien Bank Debt/Senior Secured Loans

PhyMed Management LLC	Health Care Providers & Services	L+1500(16)	1.00%	16.00%	12/18/2015	9/30/2022	37,819	$37,757	$36,874
Rug Doctor LLC (2)	Diversified Consumer Services	L+975(11)	1.50%	11.25%	12/23/2013	5/16/2023	11,828	11,819	11,829

Total Second Lien Bank Debt/Senior Secured Loans								$49,576	$48,703

First Lien Life Science Senior Secured Loans

Alimera Sciences, Inc.	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	20,074	$20,512	$20,475
Arcutis Biotherapeutics, Inc.(3)	Pharamceuticals	L+745	0.10%	7.55%	12/22/2021	1/1/2027	21,735	21,645	21,637
Ardelyx, Inc.	Pharmaceuticals	L+745	0.25%	7.70%	5/10/2018	11/1/2022	14,972	16,198	16,170
Axcella Health Inc.	Pharmaceuticals	L+860	0.10%	8.70%	9/2/2021	9/1/2026	9,278	9,318	9,302
BridgeBio Pharma, Inc.(3)	Biotechnology	—	—	9.00%	11/17/2021	11/17/2026	34,574	34,082	34,055
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	16,400	16,693	16,728
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2025	26,861	27,518	27,465
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850	1.00%	9.50%	8/18/2017	6/1/2022	1,089	1,414	1,405
Glooko, Inc.	Health Care Technology	L+790	0.10%	8.00%	9/30/2021	10/1/2026	8,364	8,339	8,322
Neuronetics, Inc.	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	15,613	15,874	15,878
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+1405	0.10%	14.15%	7/30/2018	7/1/2023	18,879	17,845	18,958
Rezolute, Inc	Biotechnology	L+875	0.12%	8.87%	4/14/2021	4/1/2026	5,675	5,663	5,661
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550	2.10%	7.60%	12/21/2018	6/1/2026	40,291	41,103	41,097
scPharmaceuticals, Inc.	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	4,098	4,165	4,160
SOC Telemed, Inc.	Health Care Providers & Services	L+747	0.13%	7.60%	3/26/2021	4/1/2026	31,137	31,211	31,214

Total First Lien Life Science Senior Secured Loans								$271,580	$272,527

Total Senior Secured Loans								$959,162	$939,690

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 32.5%
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-9.64%	2/12/2021	3/1/2025-12/1/2026	$3,103	$3,100	$3,100
Air Methods Corporation (10)	Airlines	7.08-7.13%	11/3/2021	11/3/2026-11/23/2026	4,063	4,145	4,063
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	3/28/2022	3,149	3,148	3,180
Blackhawk Mining, LLC (10)	Oil, Gas & Consumable Fuels	10.97-11.16%	2/16/2018	3/1/2022-11/1/2022	1,642	1,615	1,636
Boart Longyear Company (10)	Metals & Mining	9.06-10.44%	5/28/2020	7/1/2024-1/1/2026	5,374	5,374	5,374
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023-6/22/26	3,102	3,102	3,053
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	1,685	1,685	1,685
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	8.87-9.41%	5/27/2021	6/1/2025-1/1/2027	4,326	4,326	4,326
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	2,347	2,382	2,347
EasyPak, LLC (10)	Containers & Packaging	9.01%	1/6/2021	1/1/2024	616	616	616
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	5,921	5,959	5,921
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/2022-4/27/2025	19,671	19,671	18,939
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50%	10/28/2021	11/1/2026	2,487	2,492	2,487
First National Capital, LLC (10)	Diversified Financial Services	9.00%	11/5/2021	8/1/2026	8,681	8,681	8,681
Freightsol LLC (10)	Road & Rail	12.51-12.89%	4/9/2019	11/1/2023	1,364	1,381	1,364
Garda CL Technical Services, Inc. (10)	Commercial Services & Supplies	8.30-8.77%	3/22/2018	6/5/2023-10/5/2023	1,245	1,245	1,242
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	1/4/2024	795	795	795
GMT Corporation (10)	Machinery	10.71%	10/23/2018	10/1/2025	5,476	5,484	5,476
Haljoe Coaches USA, LLC (10)	Road & Rail	8.53%	7/31/2017	7/1/2024	1,061	1,061	915
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/8/2021	11/1/2025	1,252	1,252	1,252
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%	11/15/2018	5/1/2024-9/1/2025	414	414	404
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	8,184	8,250	8,184
Kool Pak, LLC (10)	Road & Rail	8.58%	2/5/2018	3/1/2024	345	345	345
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/24-9/25/24	11,000	11,000	10,725
Lux Credit Consultants, LLC (10)	Road & Rail	8.28-9.65%	6/17/2021	12/1/2024-12/1/2025	9,343	9,343	9,343
Lux Vending, LLC (10)	Consumer Finance	12.46-13.26%	8/20/2021	8/20/2024-10/1/2024	2,526	2,583	2,526
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	2/28/2025	479	476	479

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Rane Light Metal Castings Inc. (10)	Machinery	10.00%	6/1/2020	7/1/2024	$253	$253	$253
Rango, Inc. (10)	Commercial Services & Supplies	9.33-9.79%	9/24/2019	4/1/2023-11/1/2024	3,615	3,656	3,547
Rossco Crane & Rigging, Inc. (10)	Commercial Services & Supplies	11.53%	8/25/2017	9/1/2022	126	126	126
Royal Coach Lines, Inc.(10)	Road & Rail	9.56%	11/21/2019	8/1/2025	1,041	1,041	950
Royal Express Inc. (10)	Road & Rail	9.53%	1/17/2019	2/1/2024	683	690	683
Sidelines Tree Service LLC (10)	Diversified Consumer Services	10.25%	7/31/2017	10/1/2022	46	46	45
South Texas Oilfield Solutions, LLC (10)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	1,363	1,363	1,338
ST Coaches, LLC (10)	Road & Rail	8.22-8.58%	7/31/2017	10/1/2022-1/25/2025	1,951	1,951	1,839
Stafford Logistics, Inc. (10)	Commercial Services & Supplies	12.62%	9/11/2019	2/15/2026	7,094	7,094	7,094
Star Coaches Inc. (10)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,401	3,401	2,916
Sturgeon Services International Inc. (10)	Energy Equipment & Services	18.38%	7/31/2017	2/28/2022	132	132	125
Superior Transportation, Inc. (10)	Road & Rail	10.22-10.62%	7/31/2017	1/1/2026	4,578	4,578	4,578
Tailwinds, LLC (10)	Air Freight & Logistics	8.50-9.00%	7/26/2019	8/1/2024-10/16/2025	2,267	2,267	2,267
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	10.21-15.36%	7/31/2017	10/29/2023-2/10/2024	3,798	3,800	3,536
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-8.75%	10/8/2021	11/1/2024-12/1/2026	777	777	777
Trolleys, Inc. (10)	Road & Rail	9.99%	7/18/2018	8/1/2022	1,573	1,573	1,540
Up Trucking Services, LLC (10)	Road & Rail	11.21%	3/23/2018	8/1/2024	696	705	696
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%	7/11/2019	8/1/2024-8/1/2026	2,567	2,567	2,518
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%	7/31/2019	8/1/2024-10/5/25	870	873	870
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	547	547	537

					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)*	Multi-Sector Holdings		7/31/2017		200	145,000	129,102

Total Equipment Financing						$292,365	$273,795

Preferred Equity – 0.7%
SOAGG LLC (2)(3)(4)	Aerospace & Defense	8.00%	12/14/2010	6/30/2023	446	$446	$1,121
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00%(11)	6/8/2012	6/30/2023	56,030	5,603	4,509

Total Preferred Equity						$6,049	$5,630

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date		Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—53.6%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016		6,347	$106	$—
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017		90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019		289,102	136	65
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016		157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017		444,388	74	80
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017		208,000	63	258
KBH Topco LLC (Kingsbridge) (2)(5)	Multi-Sector Holdings	11/3/2020		73,500,000	136,596	145,996
RD Holdco Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013		231,177	15,683	—
RD Holdco Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013		522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013		30,370	381	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019		406,923	117	1,086
SLR Credit Solutions (2)(3)	Diversified Financial Services	12/28/2012		280,303	280,737	298,766
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018		27,352	152	—

Total Common Equity/Equity Interests/Warrants					$439,377	$451,467

Total Investments (6) — 198.3%					$1,696,953	$1,670,582

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 38.0%
U.S. Treasury Bill	Government	12/31/2021	1/25/2022	$320,000	$320,000	$320,000

Total Investments & Cash Equivalents —236.3%					$2,016,953	$1,990,582
Liabilities in Excess of Other Assets — (136.3%)						(1,148,301)

Net Assets — 100.0%						$842,281

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of December 31, 2021.

(2)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940 (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2021 in these controlled investments are as follows:

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2021

(in thousands, except share/unit amounts)

Name of Issuer	Fair Value at December 31, 2020	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend Income	Fair Value at December 31, 2021
AviatorCap SII, LLC	$2,941	$—	$2,941	$—	$—	$92	$—
Equipment Operating Leases, LLC	25,540	—	6,667	—	66	1,950	18,939
Kingsbridge Holdings, LLC	80,000	—	—	—	(79)	6,568	80,000
KBH Topco, LLC (Kingsbridge)	136,596	—	—	—	9,400	13,250	145,996
Loyer Capital LLC	14,456	—	3,731	—	—	1,426	10,725
RD Holdco Inc. (Rug Doctor, common equity)	1,226	—	—	—	(1,226)	—	—
RD Holdco Inc. (Rug Doctor, class B)	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)	—	—	—	—	—	—	—
Rug Doctor LLC	10,559	1,270	—	—	(6)	1,300	11,829
SLR Credit Solutions	296,766	—	—	—	2,000	22,500	298,766
SLR Equipment Finance (equity)	129,102	—	—	—	—	—	129,102
SLR Equipment Finance (debt)	850	—	850	—	—	42	—
SOAGG LLC	2,300	—	—	—	(1,179)	1,543	1,121
SOINT, LLC	4,101	271	—	—	137	271	4,509

	$709,653	$1,541	$14,189	$—	$9,113	$48,942	$706,203

(3)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2021, on a fair value basis, non-qualifying assets in the portfolio represented 23.1% of the total assets of the Company.

(4)	The Company’s investments in SOAGG, LLC and SOINT, LLC include a two and one dollar investment in common shares, respectively.
(5)	Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $19,495; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $82,598 and $63,103, respectively, based on a tax cost of $1,651,087. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2021

(in thousands, except share/unit amounts)

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

(15)	Spread is 6.00% Cash / 2.00% PIK.
(16)	Spread is 2.50% Cash / 12.50% PIK.
(17)	Spread is 5.50% Cash / 0.50% PIK.
*	Non-income producing security.
**	Investment is on non-accrual status.

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2021
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	24.8%
Diversified Financial Services (includes SLR Credit Solutions)	20.7%
Health Care Providers & Services	9.6%
Pharmaceuticals	7.8%
Software	5.0%
Health Care Equipment & Supplies	5.0%
Biotechnology	2.4%
Wireless Telecommunication Services	2.2%
Personal Products	2.0%
Road & Rail	1.9%
IT Services	1.9%
Diversified Consumer Services	1.8%
Insurance	1.6%
Commercial Services & Supplies	1.6%
Capital Markets	1.6%
Auto Parts & Equipment	1.5%
Internet & Catalog Retail	1.5%
Packaged Foods & Meats	1.1%
Life Sciences Tools & Services	1.0%
Communications Equipment	0.9%
Specialty Retail	0.7%
Auto Components	0.6%
Airlines	0.6%
Health Care Technology	0.5%

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2021

(in thousands, except share/unit amounts)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2021
Machinery	0.3%
Aerospace & Defense	0.3%
Metals & Mining	0.3%
Hotels, Restaurants & Leisure	0.3%
Consumer Finance	0.1%
Air Freight & Logistics	0.1%
Energy Equipment & Services	0.1%
Oil, Gas & Consumable Fuels	0.1%
Construction & Engineering	0.1%
Containers & Packaging	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 93.7%

First Lien Bank Debt/Senior Secured Loans

Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550	1.00%	6.50%	5/7/2018	5/9/2025	$16,869	$16,666	$16,531
Alteon Health, LLC	Health Care Providers & Services	L+650	1.00%	7.50%	9/14/2018	9/1/2023	14,293	14,233	14,007
American Teleconferencing Services, Ltd. (PGI)	Communications Equipment	L+650	1.00%	7.50%	5/5/2016	6/8/2023	29,984	29,520	27,735
Atria Wealth Solutions, Inc	Diversified Financial Services	L+600	1.00%	7.00%	9/14/2018	11/30/2022	5,841	5,808	5,841
AviatorCap SII, LLC (2)	Aerospace & Defense	L+700	—	7.23%	3/19/2019	1/29/2021	2,941	2,941	2,941
Basic Fun, Inc	Specialty Retail	L+675	1.00%	7.75%	10/30/2020	10/30/2023	3,183	3,138	3,135
Enhanced Permanent Capital, LLC(3)	Capital Markets	L+700	1.00%	8.00%	12/29/2020	12/29/2025	18,288	17,763	17,763
iCIMS, Inc.	Software	L+650	1.00%	7.50%	9/7/2018	9/12/2024	19,341	19,050	18,955
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700	1.00%	8.00%	12/21/2018	12/21/2024	80,000	79,634	80,000
KORE Wireless Group, Inc.	Wireless Telecommunication Services	L+550	—	5.75%	12/21/2018	12/21/2024	36,477	35,949	36,477
Legility, LLC	Commercial Services & Supplies	L+600	1.00%	7.00%	2/27/2020	12/17/2025	19,625	19,282	18,644
Logix Holding Company, LLC	Communications Equipment	L+575	1.00%	6.75%	9/14/2018	12/22/2024	7,027	6,983	6,887
One Touch Direct, LLC	Commercial Services & Supplies	P+100	—	6.50%	4/3/2020	3/29/2021	2,458	2,458	2,458
Pet Holdings ULC & Pet Supermarket, Inc. (3)	Specialty Retail	L+550	1.00%	6.50%	9/14/2018	7/5/2022	28,745	28,614	28,457
PhyNet Dermatology LLC	Health Care Providers & Services	L+550	1.00%	6.50%	9/5/2018	8/16/2024	17,065	16,973	16,468
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	L+625	1.00%	7.25%	1/22/2020	12/31/2022	11,773	11,688	11,773
PPT Management Holdings, LLC	Health Care Providers & Services	L+850(15)	1.00%	9.50%	9/14/2018	12/16/2022	20,816	20,749	18,943
Sentry Data Systems, Inc	Software	L+675	1.00%	7.75%	9/27/2020	10/6/2025	15,765	15,462	15,450
Smile Doctors LLC	Personal Products	L+600	1.00%	7.00%	12/17/2020	10/6/2022	3,302	3,237	3,236
Soleo Health Holdings, Inc	Health Care Providers & Services	L+575	1.00%	6.75%	3/31/2020	12/29/2021	7,579	7,579	7,579
The Children’s Place, Inc.(3)	Specialty Retail	L+800	1.00%	9.00%	10/5/2020	5/9/2024	15,765	$15,542	$15,528
USR Parent, Inc. (Staples)	Specialty Retail	L+884	1.00%	9.84%	6/3/2020	9/12/2022	4,418	4,418	4,440

Total First Lien Bank Debt/Senior Secured Loans								$377,687	$373,248

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Second Lien Asset-Based Senior Secured Loans

Greystone Select Holdings LLC & Greystone & Co., Inc.	Thrifts & Mortgage Finance	L+800	1.00%	9.00%	3/29/2017	4/17/2024	$19,506	$19,398	$19,506
Varilease Finance, Inc.	Multi-Sector Holdings	L+750	1.00%	8.50%	8/22/2014	11/15/2025	36,438	36,307	36,438

Total Second Lien Asset-Based Senior Secured Loans								$55,705	$55,944

Second Lien Bank Debt/Senior Secured Loans

PhyMed Management LLC	Health Care Providers & Services	L+1100(17)	1.00%	12.00%	12/18/2015	9/30/2022	33,881	$33,736	$31,340
Rug Doctor LLC (2)	Diversified Consumer Services	L+975(11)	1.50%	11.25%	12/23/2013	5/16/2023	10,559	10,543	10,559

Total Second Lien Bank Debt/Senior Secured Loans								$44,279	$41,899

First Lien Life Science Senior Secured Loans

Alimera Sciences, Inc.	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	20,074	$20,287	$20,275
Apollo Endosurgery, Inc.	Health Care Equipment & Supplies	L+750	1.36%	8.86%	3/15/2019	9/1/2024	20,492	20,860	20,799
Ardelyx, Inc. (3)	Pharmaceuticals	L+745	0.25%	7.70%	5/10/2018	11/1/2022	24,500	25,275	25,235
Axcella Health Inc.	Pharmaceuticals	L+850	0.20%	8.70%	1/9/2018	1/1/2023	26,000	27,070	26,910
Cardiva Medical, Inc.	Health Care Equipment & Supplies	L+795	1.76%	9.71%	9/24/2018	12/1/2023	27,667	28,596	29,327
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	16,400	16,472	16,564
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	24,175	24,501	24,537
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850	1.00%	9.50%	8/18/2017	6/1/2022	2,177	$2,410	$2,395
GenMark Diagnostics, Inc. (3)	Health Care Providers & Services	L+590	2.51%	8.41%	2/1/2019	2/1/2023	49,522	50,892	50,884
Kindred Biosciences, Inc. (16)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	9,197	9,243	9,242
Neuronetics, Inc.	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	15,613	15,689	15,691
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+805	1.00%	9.05%	7/30/2018	2/1/2021	10,500	11,532	11,287
PQ Bypass, Inc.	Health Care Equipment & Supplies	L+795	1.00%	8.95%	12/20/2018	12/19/2022	10,000	10,190	10,500
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550	—	5.65%	12/21/2018	12/21/2023	40,291	40,692	40,747
scPharmaceuticals, Inc.	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	4,684	4,721	4,725
SI-BONE, Inc. (3)	Health Care Equipment & Supplies	L+940	0.33%	9.73%	5/29/2020	6/1/2025	17,843	17,856	17,843

Total First Lien Life Science Senior Secured Loans								$326,286	$326,961

Total Senior Secured Loans								$803,957	$798,052

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

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Royal Coach Lines, Inc.(14)	Road & Rail	9.56%	11/21/2019	8/1/2025	$1,215	$1,215	$1,085
Royal Express Inc. (14)	Road & Rail	9.53%	1/17/2019	2/1/2024	914	927	914
Sidelines Tree Service LLC (14)	Diversified Consumer Services	10.25%	7/31/2017	10/1/2022	79	79	76
South Texas Oilfield Solutions, LLC (14)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	2,194	2,194	2,110
ST Coaches, LLC (14)	Road & Rail	8.21-8.58%	7/31/2017	10/1/2022-1/25/2025	4,755	4,755	4,318
Stafford Logistics, Inc. (10)	Commercial Services & Supplies	12.63-13.12%	9/11/2019	10/1/2024-10/1/2025	6,870	6,870	6,604
Star Coaches Inc. (14)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,385	3,385	2,902
Sturgeon Services International Inc. (10)	Energy Equipment & Services	18.42%	7/31/2017	2/28/2022	816	816	770
Sun-Tech Leasing of Texas, L.P. (14)	Road & Rail	8.68%	7/31/2017	7/25/2021	36	36	36
Superior Transportation, Inc. (14)	Road & Rail	9.40-12.26%	7/31/2017	4/1/2022-8/1/2024	5,524	5,511	5,142
Tailwinds, LLC (10)	Air Freight & Logistics	8.50%-9.00%	7/26/2019	8/1/2024-10/16/2025	2,633	2,633	2,633
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	10.03-14.97%	7/31/2017	10/29/2023-2/10/2024	3,902	3,905	3,634
Thora Capital, LLC (10)	Airlines	9.00%	7/3/2019	7/1/2025	5,602	5,602	5,596
Trinity Equipment Rentals, Inc. (14)	Commercial Services & Supplies	11.23%	9/13/2018	10/1/2022	538	538	538
Trolleys, Inc. (14)	Road & Rail	9.98%	7/18/2018	8/1/2022	1,999	1,999	1,919
Up Trucking Services, LLC (14)	Road & Rail	11.21-12.53%	3/23/2018	4/1/2022-8/1/2024	1,638	1,657	1,651
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%	7/11/2019	8/1/2024-8/1/2026	3,087	3,087	3,030
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43%-10.00%	7/31/2019	8/1/2024-10/5/25	1,112	1,118	1,112
Womble Company, Inc. (14)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	694	694	681

					Shares/Units
NEF Holdings, LLC Equity Interests (2)(9)	Multi-Sector Holdings		7/31/2017		200	145,000	129,102

Total Equipment Financing						$304,810	$284,846

Preferred Equity – 0.8%
SOAGG LLC (2)(3)(4)	Aerospace & Defense	8.00%	12/14/2010	6/30/2023	446	$446	$2,300
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00%(11)	6/8/2012	6/30/2023	53,321	5,332	4,101

Total Preferred Equity						$5,778	$6,401

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

December 31, 2021

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

On December 1, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with SLR Senior Investment Corp., a Maryland corporation (“SUNS”), Solstice Merger Sub, Inc., a Maryland corporation and our wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, SLR Capital Partners, LLC (f/k/a Solar Capital Partners, LLC) (the “Investment Adviser”). The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into SUNS, with SUNS continuing as the surviving company and as SUNS’s wholly-owned subsidiary (the “Merger,”) and, immediately thereafter, SUNS will merge with and into us, with us continuing as the surviving company (together with the Merger, the “Mergers”). See Note 15 for additional information.

Note 2. Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

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

(f)

Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2021, $2,605 was reclassified on our balance sheet between accumulated distributable net loss and paid-in capital in excess of par. Total earnings and net asset value are not affected.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

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

Note 3. Agreements

The Company has an investment advisory and management agreement (the “Advisory Agreement”) with the Investment Adviser, under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 1.75% on gross assets up to 200% of the Company’s total net assets as of the immediately preceding quarter end and 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter end. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings.

The performance-based incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the fiscal years ended December 31, 2021, 2020 and 2019.

For the fiscal years ended December 31, 2021, 2020 and 201, the Company recognized $28,277, $24,951 and $26,774, respectively, in base management fees and $10,309, $2,272 and $18,111, respectively, in performance-based incentive fees.

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

For the fiscal years ended December 31, 2021, 2020 and 2019, the Company recognized expenses under the Administration Agreement of $5,575, $5,215 and $5,265, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2021, 2020 and 2019.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

Note 4. Net Asset Value Per Share

At December 31, 2021, the Company’s total net assets and net asset value per share were $842,281 and $19.93, respectively. This compares to total net assets and net asset value per share at December 31, 2020 of $852,023 and $20.16, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Earnings per share (basic & diluted)
Numerator - net increase in net assets resulting from operations:	$59,566	$15,451	$56,016
Denominator - weighted average shares:	42,260,826	42,260,826	42,260,826
Earnings per share:	$1.41	$0.37	$1.33

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2021 and December 31, 2020:

Fair Value Measurements

As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$939,690	$939,690
Equipment Financing	—	—	273,795	273,795
Preferred Equity	—	—	5,630	5,630
Common Equity/Equity Interests/Warrants	1,086	—	450,381	451,467

Total Investments	$1,086	$—	$1,669,496	$1,670,582

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

Fair Value Measurements

As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$798,052	$798,052
Equipment Financing	—	—	284,846	284,846
Preferred Equity	—	—	6,401	6,401
Common Equity/Equity Interests/Warrants	1,681	—	440,971	442,652

Total Investments	$1,681	$—	$1,530,270	$1,531,951

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2021, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2021:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2020	$798,052	$284,846	$6,401	$440,971	$1,530,270
Total gains or losses included in earnings:
Net realized gain (loss)	—	(8)	—	345	337
Net change in unrealized gain (loss)	(13,567)	1,394	(1,042)	9,857	(3,358)
Purchase of investment securities	533,614	76,700	271	—	610,585
Proceeds from dispositions of investment securities	(378,409)	(89,137)	—	(675)	(468,221)
Transfers in/out of Level 3(1)	—	—	—	(117)	(117)

Fair value, December 31, 2021	$939,690	$273,795	$5,630	$450,381	$1,669,496

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(12,837)	$1,394	$(1,042)	$9,597	$(2,888)

(1)

On February 17, 2021, the Company exercised its warrants in Senseonics Holdings, Inc., receiving shares in the common stock of Senseonics Holdings, Inc. The common stock of Senseonics Holdings, Inc. is publicly traded, so this position is considered to be a Level 1 asset.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2021:

2022 Unsecured Notes	For the year ended December 31, 2021
Beginning fair value	$150,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$150,000

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

The Company made elections to apply the fair value option of accounting to the 2022 Unsecured Notes, in accordance with ASC 825-10. On December 31, 2021, there were borrowings of $150,000 on the 2022 Unsecured Notes.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2021		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$ $	931,769 7,921	Income Approach Market Multiple(1)	Market Yield Comparable Multiple	4.0% – 19.6% (8.7%) 2.0x-3.0x(2.5x)/ 2.0x-3.0x(2.5x)
Equipment Financing	Asset	$ $	144,693 129,102	Income Approach Market Approach	Market Yield Return on Equity	7.1% – 20.3% (9.8%) 4.6%-4.6% (4.6%)
Preferred Equity	Asset		$5,630	Income Approach	Market Yield	3.5% – 8.0% (4.4%)
Common Equity/Equity Interests/Warrants	Asset	$ $	151,615 298,766	Market Multiple(2) Market Approach	Comparable Multiple Return on Equity	5.8x – 10.5x (9.5x) 6.1% – 18.5% (8.6%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	2.2% – 4.6% (4.5%)

(1)

Investments are valued using a sum-of-the parts analysis, using expected EBITDA multiples (2x-3x) for certain segments of the business and expected revenue multiples (2x-3x) for certain segments of the business.

(2)	Includes $403 of investments valued using a Black-Scholes model and $151,212 of investments valued using an EBITDA multiple

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

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

Note 7. Debt

Our debt obligations consisted of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021			December 31, 2020
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$322,500	$318,015	(1)	$201,000	$198,766	(1)
NEFPASS Facility	—	—		30,000	29,377	(2)
2022 Unsecured Notes	150,000	150,000		150,000	150,000
2022 Tranche C Notes	21,000	20,964	(3)	21,000	20,930	(3)
2023 Unsecured Notes	75,000	74,592	(4)	75,000	74,225	(4)
2024 Unsecured Notes	125,000	124,143	(5)	125,000	123,877	(5)
2026 Unsecured Notes	75,000	74,384	(6)	75,000	74,276	(6)
2027 Unsecured Notes	50,000	49,940	(7)	—	—

	$818,500	$812,038		$677,000	$671,451

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $4,485 and $2,234 as of December 31, 2021 and December 31, 2020, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $0 and $623 as of December 31, 2021 and December 31, 2020, respectively.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $36 and $70 as of December 31, 2021 and December 31, 2020, respectively.
(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $408 and $775 as of December 31, 2021 and December 31, 2020, respectively.
(5)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $857 and $1,123 as of December 31, 2021 and December 31, 2020, respectively.
(6)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $616 and $724 as of December 31, 2021 and December 31, 2020, respectively.
(7)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $60 as of December 31, 2021.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

On November 8, 2016, the Company closed a private offering of $50,000 of the 2022 Unsecured Notes with a fixed interest rate of 4.40% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

Revolving and Term Loan Facilities

On December 28, 2021, the Company closed on Amendment No. 1 to its August 28, 2019 senior secured credit agreement (the “Credit Facility”). Post amendment, the Credit Facility is composed of $600,000 of revolving credit and $100,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At December 31, 2021, outstanding USD equivalent borrowings under the Credit Facility totaled $322,500, composed of $222,500 of revolving credit and $100,000 of term loans.

On December 28, 2021, the Company prepaid and terminated the NEFPASS SPV LLC September 26, 2018 credit facility.

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

The average annualized interest cost for all borrowings for the year ended December 31, 2021 and the year ended December 31, 2020 was 3.64% and 4.11%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the NEFPASS Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes, the 2026 Unsecured Notes and the 2027 Unsecured Notes (collectively the “Credit Facilities”), if any. The maximum amounts borrowed on the Credit Facilities during the year ended December 31, 2021 and the year ended December 31, 2020 were $902,550 and $677,000, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

Note 8(a). Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2021, 2020 and 2019 were as follows (1):

	2021		2020		2019
Ordinary income	$41,221	59.5%	$48,795	70.4%	$65,715	94.8%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	28,087	40.5%	20,513	29.6%	3,592	5.2%

Total distributions	$69,308	100.0%	$69,308	100.0%	$69,307	100.0%

As of December 31, 2021, 2020 and 2019 the total accumulated earnings (loss) on a tax basis were as follows (1):

	2021	2020	2019
Undistributed ordinary income	$—	$—	$—
Undistributed long-term net capital gains	—	—	—

Total undistributed net earnings	—	—	—
Post-October capital losses	—	—	—
Capital loss carryforward	(68,857)	(69,384)	(45,400)
Other book/tax temporary differences	2,332	2,168	2,004
Net unrealized appreciation	19,495	4,446	8,172

Total tax accumulated loss	$(47,030)	$(62,770)	$(35,224)

(1)	Tax information for the fiscal years ended December 31, 2021, 2020 and 2019 are/were estimates and are not final until the Company files its tax returns, typically in September or October each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2018 remain subject to examination by the Internal Revenue Service and the state department of revenue. The capital loss carryforwards shown above do not expire.

Note 8(b). Other Tax Information (unaudited)

For the fiscal years ended December 31, 2021, 2020 and 2019, 0.32%, 0.10% and 0.00%, respectively, of the dividends paid during the year were eligible for qualified dividend income treatment and the dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2021, 2020, and 2019, 93.05%, 92.05% and 83.81%, respectively, of each of the distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2021, 2020 and 2019, none of the distributions represent short-term capital gains dividends.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Per Share Data: (a)
Net asset value, beginning of year	$20.16	$21.44	$21.75	$21.81	$21.74

Net investment income	1.44	1.40	1.71	1.77	1.62
Net realized and unrealized gain (loss)	(0.03)	(1.04)	(0.38)	(0.19)	0.05

Net increase in net assets resulting from operations	1.41	0.36	1.33	1.58	1.67
Distributions to stockholders (see note 8a):
From net investment income	(0.98)	(1.15)	(1.55)	(1.64)	(1.60)
From return of capital	(0.66)	(0.49)	(0.09)	—	—

Net asset value, end of year	$19.93	$20.16	$21.44	$21.75	$21.81

Per share market value, end of year	$18.43	$17.51	$20.62	$19.19	$20.21

Total Return(b)	14.66%	(5.72%)	16.22%	2.77%	4.47%

Net assets, end of year	$842,281	$852,023	$905,880	$919,171	$921,605

Shares outstanding, end of year	42,260,826	42,260,826	42,260,826	42,260,826	42,260,826

Ratios to average net assets:

Net investment income	7.13%	6.93%	7.83%	8.10%	7.43%

Operating expenses	5.68%	4.14%	5.76%	5.83%	5.80%
Interest and other credit facility expenses	3.50%	3.18%	3.13%	2.67%	2.35%*

Total expenses	9.18%	7.32%	8.89%	8.50%	8.15%

Average debt outstanding	$703,670	$556,104	$561,249	$508,445	$414,264
Portfolio turnover ratio	29.9%	26.0%	24.1%	39.3%	24.9%

(a)	Calculated using the average shares outstanding method.
(b)

Total return is based on the change in market price per share during the year and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.

*

Ratios are shown without the non-recurring upfront costs that were expensed in the period associated with the amendment and establishment of the Credit Facility and 2022 Unsecured Notes. Ratios excluding those non-recurring upfront costs would be 2.29% for the fiscal year ended December 31, 2017.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

Note 10. SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737.    Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of December 31, 2021, total commitments to the revolving credit facility are $200,000.

As of December 31, 2021 SLR Credit had 22 funded commitments to 19 different issuers with total funded loans of approximately $287,375 on total assets of $347,821. As of December 31, 2020, SLR Credit had 30 funded commitments to 24 different issuers with total funded loans of approximately $404,115 on total assets of $433,914. As of December 31, 2021 and December 31, 2020, the largest loan outstanding totaled $35,000 and $45,000, respectively. For the same periods, the average exposure per issuer was $15,125 and $16,838, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $100,742 and $183,896 of borrowings outstanding at December 31, 2021 and December 31, 2020, respectively. For the years ended December 31, 2021, 2020 and 2019 SLR Credit had net income of $14,164, $23,293 and $8,021, respectively, on gross income of $33,993, $45,315 and $61,177, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. SLR Credit’s consolidated financial statements for the fiscal years ended December 31, 2021 and December 31, 2020 are attached as an exhibit to this annual report on Form 10-K.

Note 11. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit. The total amount of these unfunded commitments as of December 31, 2021 and December 31, 2020 is $226,733 and $126,180, respectively, comprised of the following:

	December 31, 2021	December 31, 2020
SLR Credit Solutions*	$44,263	$44,263
Arcutis Biotherapeutics, Inc.	43,470	—
Glooko, Inc.	25,091	—
BridgeBio Pharma, Inc.	23,049	—
CC SAG Holdings Corp. (Spectrum Automotive)	18,827	—
Inszone Mid, LLC	12,465	—
One Touch Direct, LLC	7,226	5,042
Rezolute, Inc.	5,675	—
Maurices, Incorporated	5,649	—
SLR Equipment Finance	5,000	4,150
NAC Holdings Corporation	4,765	—

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

	December 31, 2021	December 31, 2020
Ivy Fertility Services, LLC	$4,532	$—
SOC Telemed, Inc.	4,448	—
RQM+ Corp	3,818	—
Atria Wealth Solutions, Inc.	3,746	3,529
Kid Distro Holdings, LLC	2,650	—
Foundation Consumer Brands, LLC	2,269	—
Neuronetics, Inc.	2,230	6,691
MMIT Holdings, LLC	2,009	—
Basic Fun, Inc.	1,935	1,116
Pinnacle Treatment Centers, Inc.	1,414	1,386
SunMed Group Holdings, LLC	828	—
Ultimate Baked Goods Midco LLC	801	—
American Teleconferencing Services, Ltd.	573	—
Smile Doctors LLC	—	26,740
Soleo Health Holdings, Inc.	—	7,421
Cardiva Medical, Inc.	—	7,333
Kindred Biosciences, Inc.	—	6,897
PQ Bypass, Inc.	—	5,000
Centrexion Therapeutics, Inc.	—	3,785
Sentry Data Systems, Inc.	—	1,577
Delphinus Medical Technologies, Inc.	—	1,250

Total Commitments	$226,733	$126,180

*	The Company controls the funding of the SLR Credit Solutions commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

Note 12. SLR Equipment Finance

On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies is doing business as SLR Equipment Finance (“SLR Equipment”). SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209,866 in cash to effect the transaction, of which $145,000 was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64,866 was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. Concurrent with the

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

transaction, SLR Equipment refinanced its existing senior secured credit facility into a $150,000 non-recourse facility with an accordion feature to expand up to $250,000. In September 2019, SLR Equipment amended the facility, increasing commitments to $213,957 with an accordion feature to expand up to $313,957 and extended the maturity date of the facility to July 31, 2023.

As of December 31, 2021, SLR Equipment had 135 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $210,986 on total assets of $264,007. As of December 31, 2020, NEF had 138 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $188,448 on total assets of $263,443. As of December 31, 2021 and December 31, 2020, the largest position outstanding totaled $19,207 and $25,103, respectively. For the same periods, the average exposure per customer was $3,459 and $3,089, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $118,002 and $100,569 of borrowings outstanding at December 31, 2021 and December 31, 2020, respectively. For the years ended December 31, 2021, 2020 and 2019, SLR Equipment had net losses of $9,729, $8,883 and $6,023, respectively on gross income of $22,931, $24,512 and $31,928, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. SLR Equipment’s consolidated financial statements for the fiscal years ended December 31, 2021 and December 31, 2020 are attached as an exhibit to this annual report on Form 10-K.

Note 13. Capital Share Transactions

As of December 31, 2021 and December 30, 2020, 200,000,000 shares of $0.01 par value capital stock were authorized.

There were no transactions in capital stock during the years ended December 31, 2021 and December 30, 2020.

Note 14. Kingsbridge Holdings, LLC

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

As of December 31, 2021 and 2020, KBHT had total assets of $738,425 and $744,684, respectively. For the same periods, debt recourse to KBHT totaled $216,881 and $219,044, respectively, and non-recourse debt totaled $323,844 and $335,899, respectively. For the year ended December 31, 2021 and the period November 3, 2020 through December 31, 2020, KBHT had net income of $12,151 and $2,170, respectively, on gross income of $245,889 and $43,618, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us. KBHT’s consolidated financial statements for the year ended December 31, 2021 and the period November 3, 2020 to December 31, 2020 are attached as an exhibit to this annual report on Form 10-K.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

Note 15. Pending Merger with SUNS

On December 1, 2021, we entered into the Merger Agreement, which provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into SUNS, with SUNS continuing as the surviving company and as our wholly-owned subsidiary and, immediately thereafter, SUNS will merge with and into us, with us continuing as the surviving company. Both the Board and SUNS’s board of directors, including all of the respective independent directors, in each case, on the recommendation of a special committee comprised solely of the independent directors of us or SUNS, as applicable, have approved the Merger Agreement and the transactions contemplated thereby.

At the effective time of the Merger (“Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by us or any of our controlled subsidiaries (the “Cancelled Shares”)) will be converted into the right to receive a number of shares of SUNS’s common stock equal to the Exchange Ratio (as defined below) (cash may be paid in lieu of fractional shares).

As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time (such date, the “Determination Date”), each of us and SUNS will deliver to the other a calculation of its NAV as of such date, in each case using a pre-agreed set of assumptions, methodologies and adjustments. We refer to such calculation with respect to us as the “Closing SLRC Net Asset Value” and with respect to SUNS as the “Closing SUNS Net Asset Value”. Based on such calculations, the parties will calculate the “SLRC Per Share NAV”, which will be equal to (i) the Closing SLRC Net Asset Value divided by (ii) the number of shares of our common stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares), and the “SUNS Per Share NAV”, which will be equal to (A) the Closing SUNS Net Asset Value divided by (B) the number of shares of SUNS Common Stock issued and outstanding as of the Determination Date. The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the SUNS Per Share NAV divided by (ii) the SLRC Per Share NAV.

We and SUNS will update and redeliver the Closing SLRC Net Asset Value or the Closing SUNS Net Asset Value, respectively, in the event of a material change to such calculation between the Determination Date and the closing of the Mergers and if needed to ensure that the calculation is determined within 48 hours (excluding Sundays and holidays) prior to the Effective Time.

The Merger Agreement contains customary representations and warranties by each of us, SUNS and SLR Capital Partners. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of our and SUNS’s businesses during the period prior to the closing of the Mergers.

Consummation of the Mergers, which is currently anticipated to occur during the first half of calendar year 2022, is subject to certain closing conditions, including requisite approvals of our and SUNS’s stockholders and certain other closing conditions.

The Merger Agreement also contains certain termination rights in favor of us and SUNS, including if the Mergers are not completed on or before December 1, 2022 or if the requisite approvals of our or SUNS’s stockholders are not obtained. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring SUNS may be required to pay us a termination fee of approximately $7,600. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring us may be required to pay to SUNS a termination fee of approximately $25,600.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is incorporated by reference as Exhibit 2.1 to this Annual Report on Form 10-K and incorporated by reference herein. The representations, warranties, covenants and agreements contained in the Merger Agreement were made only for purposes of the Merger Agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement (except as may be expressly set forth in the Merger Agreement); may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders should not rely on such representations, warranties, covenants or agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any of the parties to the Merger Agreement or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, covenants and agreements may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the parties to the Merger Agreement.

Note 16. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On January 6, 2022, the Company closed a private offering of $135,000 of the 2027 Series F Unsecured Notes with a fixed interest rate of 3.33% and a maturity date of January 6, 2027. Interest on the 2027 Series F Unsecured Notes is due semi-annually on January 6 and July 6. The 2027 Series F Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On March 1, 2022, the Board declared a quarterly distribution of $0.41 per share payable on April 1, 2022 to holders of record as of March 18, 2022.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2021 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Mr. Gross is an “interested person” of SLR Capital as defined in the Investment Company Act of 1940 (the “1940 Act”) due to his position as Co-Chief Executive Officer and President of the Company and a managing member of SLR Capital Partners, LLC (“SLR Capital Partners”), the Company’s investment adviser. Mr. Spohler is an “interested person” of the Company as defined in the 1940 Act due to his position as Co-Chief Executive Officer and Chief Operating Officer of the Company and a managing member of SLR Capital Partners, the Company’s investment adviser. Each of Mr. Wachter, Mr. Hochberg and Mr. Potter is not an “interested person” of the Company as defined in the 1940 Act.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Interested Director
Michael S. Gross, 60	Chairman of the Board of Directors, Co-Chief Executive Officer and President.	Class III Director since 2007; Term expires 2024.	Co-Chief Executive Officer of SLR Investment Corp., SLR Senior Investment Corp. and SCP Private Credit Income BDC LLC since June 2019 and SLR HC BDC LLC since September 2020, President of SLR Investment Corp. since 2007, SLR Senior Investment Corp. since 2010, SCP Private Credit Income BDC LLC since 2018 and SLR HC BDC LLC since 2020; Sole Chief Executive	Chairman of the Board of Directors of SLR Senior Investment Corp. since 2010, of SCP Private Credit Income BDC LLC since 2018 and of SLR HC BDC LLC since 2020; Chairman of the Board of Directors of Global Ship Lease Inc.; Director of Jarden Corporation (2007-2016); Chairman of the Board of Mt. Sinai Children’s Center Foundation; Director of New York Road

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
			Officer of SLR Investment Corp. (February 2007-June 2019), of SLR Senior Investment Corp. (December 2010-June 2019) and of SCP Private Credit Income BDC LLC (June 2018-June 2019).	Runners; Member of the Kellogg Global Advisory Board; and Member of the Ross School Advisory Board at the University of Michigan.

Mr. Gross’ intimate knowledge of the business and operations of SLR Capital Partners, extensive familiarity with the financial industry and the investment management process in particular, and experience as a director of other public and private companies not only gives the board of directors valuable insight but also positions him well to continue to serve as the Chairman of our board of directors.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years (2)
Interested Director
Bruce Spohler, 61	Co-Chief Executive Officer, Chief Operating Officer and Director	Class II Director since 2009; Term expires 2023.	Co-Chief Executive Officer of SLR Investment Corp., SLR Senior Investment Corp. and SCP Private Credit Income BDC LLC since June 2019 and of SLR HC BDC LLC since September 2020; Chief Operating Officer of SLR Investment Corp. since February 2007, of SLR Senior Investment Corp. since December 2010, of SCP Private Credit Income BDC LLC since June 2018 and of SLR	Director of SLR Senior Investment Corp. since 2010, of SCP Private Credit Income BDC LLC since 2018 and of SLR HC BDC LLC since 2020.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years (2)
HC BDC LLC since September 2020; previously, Managing Director and a former Co-Head of U.S. Leveraged Finance for CIBC World Markets.

Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of The Company’s business and operations, gives the board of directors valuable industry-specific knowledge and expertise on these and other matters.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director
Steven Hochberg, 60	Director	Class II Director since 2007; Term expires 2023.	Partner at Deerfield Management, a healthcare investment firm, since 2013. Co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment and development of biomedical companies, since 2004.	Director of SLR Senior Investment Corp. since 2011, of SCP Private Credit Income BDC LLC since 2018, of SLR HC BDC LLC since 2020 and several private companies. Since 2011, Mr. Hochberg had been the Chairman of the Board of Continuum Health Partners until its merger with Mount Sinai in 2013, where he is the Senior Vice Chairman of the Mount Sinai Health System, a non-profit healthcare

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
integrated delivery system in New York City. Director of a number of private healthcare companies, and the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine.

Mr. Hochberg’s varied experience in investing in medical technology companies provides the board of directors with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director
Leonard A. Potter, 60	Director	Class III Director since 2009; Term expires 2024.	President and Chief Investment Officer of Wildcat Capital Management, LLC since 2011; Co-founder and Senior Managing Director at Vida Ventures I and II, each a biotech venture fund, since 2017; Managing Director of Soros Private Equity at Soros Fund Management LLC from 2002 to 2009.	Director of SLR Senior Investment Corp. since 2011, of SCP Private Credit Income BDC LLC since 2018, of SLR HC BDC LLC since 2020, Hilton Grand Vacations Inc. since 2017, of SuRo Capital Corp. since 2011, and several private companies.

Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the board of directors on regulatory and risk management issues. In addition, his tenure in private equity and other investments and service as a director of both public and private companies provide industry-specific knowledge and expertise to the board of directors.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director
David S. Wachter, 58	Director	Class I Director since 2007; Term expires 2022.	Founding Partner and Managing Partner of W Capital Partners, a private equity fund manager, since 2001.	Director of SLR Senior Investment Corp. since 2011, of SCP Private Credit Income BDC LLC since 2018, of SLR HC BDC LLC since 2020 and of several private companies.

Mr. Wachter’s extensive knowledge of private equity and investment banking provides the board of directors with the valuable insight of an experienced financial manager.

(1)	The business address of the director nominees and other directors is c/o SLR Investment Corp., 500 Park Avenue, New York, New York 10022.
(2)

All of the Company’s directors also serve as directors of SLR Senior Investment Corp., SCP Private Credit Income BDC LLC and SLR HC BDC LLC, which are investment companies that have each elected to be regulated as a business development company (“BDC”) and for which SLR Capital Partners serves as investment adviser. Mr. Potter also serves as a director of SuRo Capital Corp., which is a closed-end management investment company that has elected to be regulated as a BDC.

Information about Executive Officers Who Are Not Directors

The following information, as of December 31, 2021, pertains to our executive officers who are not directors of the Company.

Name, Address, and Age(1)	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years
Richard L. Peteka, 60	Chief Financial Officer, Treasurer and Secretary	Chief Financial Officer, Treasurer and Secretary of the Company and of SLR Senior Investment Corp. since May 2012, of SCP Private Credit Income BDC LLC since June 2018 and of SLR HC BDC LLC since September 2020. Mr. Peteka joined the Company from Apollo Investment Corporation, a publicly-traded business development company, where he served from 2004 to 2012 as the Chief Financial Officer and Treasurer.

Name, Address, and Age(1)	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years

Guy Talarico, 66	Chief Compliance Officer	Chief Compliance Officer of SLR Investment Corp. since 2008, of SLR Senior Investment Corp. since 2010, of SCP Private Credit Income BDC LLC since 2018, of SLR HC BDC LLC since 2020 and of SLR Capital Partners, LLC since February 2016—all affiliated entities; and Chief Executive Officer of Alaric Compliance Services, LLC (successor to EOS Compliance Services LLC) from December 2005 to December 2021. In December 2021, Alaric was acquired by Foreside Consulting Services, LLC. Mr. Talarico serves as Senior Managing Director of Foreside Consulting Services, LLC. In conjunction with this primary occupation, Mr. Talarico has served and continues to serve as Chief Compliance Officer for other business development companies, funds, and/or investment advisers who are not affiliated with the SLR Capital Partners entities.

(1)	The business address of the executive officers is c/o SLR Investment Corp., 500 Park Avenue, New York, New York 10022.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SLRC.”

Audit Committee

The Audit Committee operates pursuant to a charter approved by our board of directors, a copy of which is available on our website at http://www.SLRinvestmentcorp.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting the independent registered public accounting firm for the Company, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing the Company’s annual financial statements and periodic filings and receiving the Company’s audit reports and financial statements. The Audit Committee also establishes guidelines and makes recommendations to our board of directors regarding the valuation of our investments. The Audit Committee is responsible for aiding our board of directors in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The board of directors and Audit Committee utilize the services of nationally recognized third-party valuation firms to help determine the fair value of these securities. The Audit Committee is currently composed of Messrs. Hochberg, Wachter and Potter, all of whom are considered independent under the rules of the NASDAQ Stock Market and are not “interested persons” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Hochberg serves as Chairman of the Audit Committee. Our board of directors has determined that Mr. Hochberg is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Hochberg meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

Communication with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company’s investor relations department. However, if stockholders believe that their questions have not been addressed, they may communicate with the Company’s board of directors by sending their communications to SLR Investment Corp.,

c/o Richard L. Peteka, Secretary, 500 Park Avenue, New York, New York 10022. All stockholder communications received in this manner will be delivered to one or more members of the board of directors.

Code of Ethics

The Company has adopted a code of ethics that applies to, among others, its senior officers, including its Co-Chief Executive Officers and its Chief Financial Officer, as well as every officer, director and employee of the Company. The Company’s code of ethics can be accessed via its website at http://www.SLRinvestmentcorp.com. The Company intends to disclose amendments to or waivers from a required provision of the code of ethics on Form 8-K.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Compensation of Executive Officers

None of our officers receives direct compensation from the Company. As a result, we do not engage any compensation consultants. Mr. Gross, our Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer, through their ownership interest in SLR Capital Partners, our investment adviser, are entitled to a portion of any profits earned by SLR Capital Partners, which includes any fees payable by us to SLR Capital Partners under the terms of the Advisory Agreement, less expenses incurred by SLR Capital Partners in performing its services under the Advisory Agreement. Messrs. Gross and Spohler do not receive any additional compensation from SLR Capital Partners in connection with the management of our portfolio.

Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary and, through Foreside Consulting Services, LLC, Guy Talarico, our Chief Compliance Officer, are paid by SLR Capital Management, our administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered by such persons to the Company. To the extent that SLR Capital Management outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to SLR Capital Management.

Compensation of Directors

The following table sets forth compensation of the Company’s directors, for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation	Total
Interested Directors
Michael S. Gross	—	—	—	—
Bruce Spohler	—	—	—	—
Independent Directors
Steven Hochberg	$127,000	—	—	$127,000
David S. Wachter	$122,000	—	—	$122,000
Leonard A. Potter	$122,000	—	—	$122,000

(1)	For a discussion of the independent directors’ compensation, see below.

(2)

We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors. However, our independent directors have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during 2021.

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

Compensation Committee

The Compensation Committee operates pursuant to a charter approved by our board of directors, a copy of which is available on our website at http://www.SLRinvestmentcorp.com. The charter sets forth the responsibilities of the Compensation Committee. The Compensation Committee is responsible for reviewing and recommending for approval to our board of directors the Advisory Agreement and the Administration Agreement. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the board of directors regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the board of directors with matters related to compensation generally. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee. The members of the Compensation Committee are Messrs. Hochberg, Wachter and Potter, all of whom are considered independent under the rules of the NASDAQ Stock Market and are not “interested persons” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Potter serves as Chairman of the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2021 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 25, 2022, the beneficial ownership of each current director, the nominees for directors, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Michael S. Gross(3)(4)	2,705,638	6.4%
Bruce Spohler(3)	2,582,680	6.1%
Independent Directors
Steven Hochberg	10,000	*
Leonard A. Potter	10,000	*
David S. Wachter	46,392	*
Executive Officers
Richard L. Peteka	24,000	0.1%
Guy Talarico	10,350	*
All executive officers and directors as a group (7 persons)	3,139,042	7.4%
Thornburg Investment Management Inc.(5)	4,453,425	10.5%

*	Represents less than one percent.
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

(2)	Based on a total of 42,260,826 shares of the Company’s common stock issued and outstanding as of February 25, 2022.
(3)

Includes 1,285,013 shares held by SLR Capital Investors, LLC and 715,000 shares held by SLR Capital Investors II, LLC, a portion of both of which may be deemed to be indirectly beneficially owned by Michael S. Gross, by Bruce Spohler and a grantor retained annuity trust (“GRAT”) setup by and for Mr. Gross by virtue of their collective ownership interest therein. Also includes 208,248 shares held by SLR Capital Partners Employee Stock Plan LLC, which is controlled by SLR Capital Partners, LLC. Mr. Gross and Mr. Spohler may be deemed to beneficially own a portion of the shares held by SLR Capital Partners Employee Stock Plan LLC by virtue of their collective ownership interest in SLR Capital Partners, LLC. Each of Mr. Gross and Mr. Spohler disclaim beneficial ownership of any shares of our common stock directly held by SLR Capital Partners Employee Stock Plan LLC, SLR Capital Investors, LLC or SLR Capital Investors II, LLC, except to the extent of their respective pecuniary interest therein. Also includes 121,506 shares held in a trust of which Bruce Spohler became co-trustee in which he and certain members of his immediate family are beneficiaries (the “Spohler Trust”) and 141,130 shares held by a limited liability company in which he holds a pro rata interest (the “Spohler LLC”). Mr. Spohler disclaims beneficial ownership of the shares in the Spohler Trust and the Spohler LLC.

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
(5)

Based upon information contained in the Schedule 13G filed February 7, 2022 by Thornburg Investment Management Inc. Such securities are held by certain investment vehicles controlled and/or managed by Thornburg Investment Management Inc. or its affiliates. The address for Thornburg Investment Management Inc. is 2300 North Ridgetop Road, Santa Fe, New Mexico 87506.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 25, 2022. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Michael S. Gross	Over $	100,000
Bruce Spohler	Over $	100,000

Independent Directors
Steven Hochberg	Over $	100,000

Leonard A. Potter	Over $	100,000

David S. Wachter	Over $	100,000

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)

The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $18.04 on February 25, 2022 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We have entered into the Advisory Agreement with SLR Capital Partners. Mr. Gross, our Chairman, Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, SLR Capital Partners. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary, serves as the Chief Financial Officer for SLR Capital Partners.

SLR Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, SLR Capital Partners presently serves as investment adviser to private funds and managed accounts as well as to SLR Senior Investment Corp., a publicly-traded BDC, which focuses on investing primarily in senior secured loans, including first lien and second lien debt instruments, SCP Private Credit Income BDC LLC, an unlisted BDC, which focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans and SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry. In addition, Michael S. Gross, our Chairman and Co-Chief Executive Officer, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for SLR Senior Investment Corp., SCP Private Credit Income BDC LLC and SLR HC BDC LLC.

SLR Capital Partners and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, SLR Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with SLR Capital Partners’ allocation procedures.

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

Regulatory restrictions limit our ability to invest in any portfolio company in which any affiliate currently has an investment. The Company obtained its most recent exemptive order from the SEC on June 13, 2017 (the “Exemptive Order”). The Exemptive Order permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is an investment adviser that controls, is controlled by or is under common control with SLR Capital Partners and is registered as an investment adviser under the Advisers Act, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Exemptive Order. We believe that it will be advantageous for us to co-invest with funds managed by SLR Capital Partners where such investment is consistent with the investment objectives, investment positions, investment policies, investment strategy, investment restrictions, regulatory requirements and other pertinent factors applicable to us.

We have entered into a license agreement with SLR Capital Partners, pursuant to which SLR Capital Partners has agreed to grant us a non-exclusive, royalty-free license to use the names “SLR” and “SOLAR”. In addition, pursuant to the terms of the Administration Agreement, SLR Capital Management provides us with the office facilities and administrative services necessary to conduct our day-to-day operations.

Board Consideration of the Investment Advisory and Management Agreement

Our board of directors, determined at a virtual meeting held on November 3, 2021, to approve the Advisory Agreement between the Company and SLR Capital Partners. In reliance on certain exemptive relief provided by the SEC in connection with the global COVID-19 pandemic, our board undertook to ratify the Advisory Agreement at its next in-person meeting. In its consideration of the approval of the Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

•

the nature, extent and quality of advisory and other services provided by SLR Capital Partners, including information about the investment performance of the Company relative to its stated objectives and in comparison to the performance of the Company’s peer group and relevant market indices, and concluded that such advisory and other services are satisfactory and the Company’s investment performance is reasonable;

•

the experience and qualifications of the personnel providing such advisory and other services, including information about the backgrounds of the investment personnel, the allocation of responsibilities among such personnel and the process by which investment decisions are made, and concluded that the investment personnel of SLR Capital Partners have extensive experience and are well qualified to provide advisory and other services to the Company;

•

the current fee structure, the existence of any fee waivers, and the Company’s anticipated expense ratios in relation to those of other investment companies having comparable investment policies and limitations, and concluded that the current fee structure is reasonable;

•

the advisory fees charged by SLR Capital Partners to the Company, to SLR Senior Investment Corp. and to SCP Private Credit Income BDC LLC, the advisory fees that will be charged by SLR Capital Partners to SLR HC BDC LLC, and comparative data regarding the advisory fees charged by other investment advisers to business development companies with similar investment objectives, and concluded that the advisory fees charged by SLR Capital Partners to the Company are reasonable;

•

the direct and indirect costs, including for personnel and office facilities, that are incurred by SLR Capital Partners and its affiliates in performing services for the Company and the basis of determining and allocating these costs, and concluded that the direct and indirect costs, including the allocation of such costs, are reasonable;

•

possible economies of scale arising from the Company’s size and/or anticipated growth, and the extent to which such economies of scale are reflected in the advisory fees charged by SLR Capital Partners to the Company, and concluded that some economies of scale may be possible in the future;

•

other possible benefits to SLR Capital Partners and its affiliates arising from their relationships with the Company, and concluded that all such other benefits were not material to SLR Capital Partners and its affiliates; and

•	possible alternative fee structures or bases for determining fees, and concluded that the Company’s current fee structure and bases for determining fees are satisfactory.

Based on the information reviewed and the discussions detailed above, the board of directors, including a majority of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the fees payable to SLR Capital Partners pursuant to the Advisory Agreement were reasonable, and comparable to the fees paid by other management investment companies with similar investment objectives, in relation to the services to be provided. The board of directors did not assign relative weights to the above factors or the other factors considered by it. Individual members of the board of directors may have given different weights to different factors.

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

The board of directors has determined that each of the directors is independent and has no relationship with us, except as a director and stockholder, with the exception of Michael S. Gross, as a result of his positions as the Co-Chief Executive Officer and President of the Company and a Managing Member of SLR Capital Partners, and Bruce Spohler, as a result of his positions as the Co-Chief Executive Officer and Chief Operating Officer of the Company and a Managing Member of SLR Capital Partners.

Indemnification Agreements

We have entered into indemnification agreements with our directors. The indemnification agreements are intended to provide our directors the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement provides that SLR Capital shall indemnify the director who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Maryland law and the 1940 Act.

Item 14.	Principal Accountant Fees and Services

KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

Table below in thousands

	Fiscal Year Ended December 31, 2021	Fiscal Year Ended December 31, 2020
Audit Fees	$689.6	$655.3
Audit-Related Fees		—
Tax Fees	170.8	165.8
All Other Fees	55.0	—

Total Fees:	$915.4	$821.1

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

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2021, the Audit Committee pre-approved 100% of services described in this policy.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

2.1	Agreement and Plan of Merger among SLR Investment Corp., SLR Senior Investment Corp., Solstice Merger Sub, Inc. and SLR Capital Partners, LLC (for the limited purposes set forth therein), dated as of December 1, 2021(12)

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment (11)

3.3	Second Amended and Restated Bylaws(12)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023(8)

4.4	Description of Securities*

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Senior Secured Credit Agreement dated as of August 28, 2019 (as amended December 28, 2021) among SLR Investment Corp., Citibank, N.A., as Administrative Agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Citibank, N.A., J.P. Morgan Securities LLC, and Sumitomo Mitsui Banking Corporation as Joint Lead Bookrunners and Joint Lead Arrangers(13)

10.3	Third Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and SLR Capital Partners, LLC(7)

10.4	Form of Custodian Agreement(6)

10.5	Amended and Restated Administration Agreement by and between Registrant and SLR Capital Management, LLC(5)

10.6	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.7	First Amended and Restated Trademark License Agreement by and between Registrant and SLR Capital Partners, LLC(11)

10.8	Form of Share Purchase Agreement by and between Registrant and SLR Capital Investors II, LLC(2)

10.9	Form of Registration Rights Agreement(4)

10.10	Form of Subscription Agreement(4)

10.11	Form of Note Purchase Agreement by and between the Registrant and the lenders party thereto(9)

10.12	Form of First Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto(9)

10.13	Form of Second Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto(9)

Exhibit Number	Description

10.14	Form of Third Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto(9)

10.15	Form of Fifth Supplement to Note Purchase Agreement(14)

14.1	Code of Ethics(10)

14.2	Code of Business Conduct(5)

21.1	Subsidiaries of SLR Investment Corp.*

23.1	Consent of Independent Registered Public Accounting Firm*

23.2	Consent of Independent Registered Public Accounting Firm*

23.3	Consent of Independent Registered Public Accounting Firm*

23.4	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Crystal Financial LLC (A Delaware Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2021 and December 31, 2020*

99.2	NEF Holdings, LLC and Subsidiaries (A Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2021 and December 31, 2020*

99.3	KBH Topco, LLC (A Delaware Limited Liability Company) Consolidated Financial Statements for the year ended December 31, 2021 and the period November 3, 2020 to December 31, 2020*

99.4	Report of Independent Registered Public Accounting Firm on Supplemental Information*

(1)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on November 29, 2010.
(5)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.

(6)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-K filed on February 25, 2014.
(7)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-Q filed on August 6, 2018.
(8)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.
(9)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-K filed on February 20, 2020.
(10)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-K filed on February 24, 2021.
(11)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on February 25, 2021.
(12)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on December 1, 2021.
(13)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on January 3, 2022.
(14)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on January 12, 2022.
*	Filed herewith.

c. Consolidated Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated:

Consolidated Financial Statements for Crystal Financial LLC’s (A Delaware Limited Liability Company) years ended December 31, 2021 and December 31, 2020 are attached as Exhibit 99.1 hereto.

Consolidated Financial Statements for NEF Holdings, LLC’s (A Delaware Limited Liability Company) years ended December 31, 2021 and December 31, 2020 are attached as Exhibit 99.2 hereto.

Consolidated Financial Statements for KBH Topco LLC’s (A Delaware Limited Liability Company) year ended December 31, 2021 and period November 3, 2020 to December 31, 2020 are attached as Exhibit 99.3 hereto.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLR INVESTMENT CORP.

By:	/s/ MICHAEL S. GROSS	/s/ BRUCE J. SPOHLER
	Michael S. Gross Co-Chief Executive Officer, President, Chairman of the Board and Director Date: March 1, 2022	Bruce J. Spohler Co-Chief Executive Officer, Chief Operating Officer and Director Date: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

March 1, 2022	/s/ MICHAEL S. GROSS Michael S. Gross	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

March 1, 2022	/s/ BRUCE J. SPOHLER Bruce J. Spohler	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)

March 1, 2022	/s/ STEVEN HOCHBERG Steven Hochberg	Director

March 1, 2022	/s/ DAVID S. WACHTER David S. Wachter	Director

March 1, 2022	/s/ LEONARD A. POTTER Leonard A. Potter	Director

March 1, 2022	/s/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary