Form 10-Q
period 2022-03-31
SLR Investment Corp.
filed 2022-05-03
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2022

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of April 29, 2022 was 54,772,651.

SLR INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of March 31, 2022 (unaudited) and December 31, 2021	3

	Consolidated Statements of Operations for the three months ended March 31, 2022 (unaudited) and the three months ended March 31, 2021 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2022 (unaudited) and the three months ended March 31, 2021 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2022 (unaudited) and the three months ended March 31, 2021 (unaudited)	6

	Consolidated Schedule of Investments as of March 31, 2022 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2021	12

	Notes to Consolidated Financial Statements (unaudited)	17

	Report of Independent Registered Public Accounting Firm	35

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	52

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	54

Item 5.	Other Information	54

Item 6.	Exhibits	54

	Signatures	56

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Investment Corp. unless the context states otherwise.

Item 1.	Financial Statements

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Investments at fair value:
Companies less than 5% owned (cost: $956,039 and $985,088, respectively)	$921,831	$964,379
Companies more than 25% owned (cost: $708,850 and $711,865, respectively)	704,642	706,203
Cash	9,075	2,935
Cash equivalents (cost: $579,829 and $320,000, respectively)	579,829	320,000
Dividends receivable	9,001	9,028
Interest receivable	7,244	6,521
Receivable for investments sold	735	1,378
Prepaid expenses and other assets	927	567

Total assets	$2,233,284	$2,011,011

Liabilities
Debt ($815,000 and $818,500 face amounts, respectively, reported net of unamortized debt issuance costs of $6,142 and $6,462, respectively. See notes 6 and 7)	$808,858	$812,038
Payable for investments and cash equivalents purchased	579,870	320,041
Distributions payable	—	17,327
Management fee payable (see note 3)	7,216	7,435
Performance-based incentive fee payable (see note 3)	—	1,864
Interest payable (see note 7)	8,062	4,492
Administrative services payable (see note 3)	520	2,689
Other liabilities and accrued expenses	2,341	2,844

Total liabilities	$1,406,867	$1,168,730

Commitments and contingencies (see note 10)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 42,260,826 and 42,260,826 shares issued and outstanding, respectively	$423	$423
Paid-in capital in excess of par	936,999	936,999
Accumulated distributable net loss	(111,005)	(95,141)

Total net assets	$826,417	$842,281

Net Asset Value Per Share	$19.56	$19.93

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2022	March 31, 2021
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$20,662	$20,832
Companies more than 25% owned	2,561	2,885
Dividends:
Companies less than 5% owned	—	133
Companies more than 25% owned	9,715	9,575
Other income:
Companies less than 5% owned	63	2,462
Companies more than 25% owned	5	—

Total investment income	33,006	35,887

EXPENSES:
Management fees (see note 3)	$7,216	$6,810
Performance-based incentive fees (see note 3)	—	3,867
Interest and other credit facility expenses (see note 7)	8,328	7,229
Administrative services expense (see note 3)	1,183	1,360
Other general and administrative expenses	2,801	1,155

Total expenses	19,528	20,421

Net investment income	$13,478	$15,466

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$30	$(366)

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(13,498)	6,046
Companies more than 25% owned	1,453	364

Net change in unrealized gain (loss) on investments and cash equivalents	(12,045)	6,410

Net realized and unrealized gain (loss) on investments and cash equivalents	(12,015)	6,044

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,463	$21,510

EARNINGS PER SHARE (see note 5)	$0.04	$0.51

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2022	March 31, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income	$13,478	$15,466
Net realized gain (loss)	30	(366)
Net change in unrealized gain (loss)	(12,045)	6,410

Net increase in net assets resulting from operations	1,463	21,510

Distributions to stockholders:
From net investment income	(17,327)	(17,327)

Capital transactions (see note 12):
Net increase in net assets resulting from capital transactions	—	—

Total increase (decrease) in net assets	(15,864)	4,183
Net assets at beginning of period	842,281	852,023

Net assets at end of period	$826,417	$856,206

Capital stock activity (see note 12):
Net increase from capital stock activity	—	—

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$1,463	$21,510
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(30)	366
Net change in unrealized (gain) loss on investments	12,045	(6,410)
(Increase) decrease in operating assets:
Purchase of investments	(67,521)	(98,715)
Proceeds from disposition of investments	100,980	65,514
Net accretion of discount on investments	(1,540)	(1,654)
Capitalization of payment-in-kind income	(692)	(1,737)
Collections of payment-in-kind income	867	23
Receivable for investments sold	643	(701)
Interest receivable	(723)	(397)
Dividends receivable	27	(1,581)
Prepaid expenses and other assets	(360)	(181)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	259,829	(29,997)
Management fee payable	(219)	275
Performance-based incentive fee payable	(1,864)	3,075
Administrative services expense payable	(2,169)	(951)
Interest payable	3,570	3,307
Other liabilities and accrued expenses	(503)	173
Deferred financing costs	427	394

Net Cash Provided by (Used in) Operating Activities	304,230	(47,687)

Cash Flows from Financing Activities:
Cash distributions paid	(34,654)	(17,327)
Proceeds from unsecured borrowings	134,968	—
Proceeds from secured borrowings	57,425	146,000
Repayment of secured borrowings	(196,000)	(112,000)

Net Cash Provided by (Used in) Financing Activities	(38,261)	16,673

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	265,969	(31,014)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	322,935	388,776

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$588,904	$357,762

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,758	$3,922

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2022

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 109.8%
First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550		1.00%	6.50%	5/7/2018	5/9/2025	$11,172	$11,071	$11,172
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	7.50%	5/5/2016	9/9/2021	24,822	24,453	3,375
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	7.50%	9/17/2021	6/30/2022	4,555	4,487	4,555
AmeriMark Intermediate Holdings, LLC(14)	Internet & Catalog Retail	L+600		1.00%	7.00%	7/28/2021	10/15/2026	24,824	24,366	24,328
Atria Wealth Solutions, Inc	Diversified Financial Services	L+600		1.00%	7.01%	9/14/2018	11/30/2022	6,328	6,317	6,328
Basic Fun, Inc	Specialty Retail	L+550		1.00%	6.50%	10/30/2020	10/30/2023	2,150	2,132	2,150
CC SAG Holdings Corp. (Spectrum Automotive)	Diversified Consumer Services	L+575		0.75%	6.76%	6/29/2021	6/29/2028	12,232	12,064	12,232
Enhanced Permanent Capital, LLC(3)	Capital Markets	L+700		1.00%	8.00%	12/29/2020	12/29/2025	35,205	34,345	35,205
Foundation Consumer Brands, LLC	Personal Products	L+550		1.00%	6.50%	2/12/2021	2/12/2027	33,367	32,662	33,367
iCIMS, Inc.	Software	L+650		1.00%	7.50%	9/7/2018	9/12/2024	19,341	19,138	19,341
Inszone Mid, LLC	Insurance	L+575		1.00%	6.75%	9/28/2021	6/30/2026	12,921	12,800	12,921
Ivy Fertility Services, LLC	Health Care Providers & Services	L+625		1.00%	7.25%	12/22/2021	2/25/2026	21,677	21,319	21,297
Kid Distro Holdings, LLC (Distro Kid)	Software	L+575		1.00%	6.75%	9/24/2021	10/1/2027	29,668	29,115	29,371
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700		1.00%	8.00%	12/21/2018	12/21/2024	80,000	79,734	80,000
KORE Wireless Group, Inc.(3)	Wireless Telecommunication Services	L+550		—	6.51%	12/21/2018	12/21/2024	36,376	36,000	36,376
Logix Holding Company, LLC	Communications Equipment	L+575		1.00%	6.75%	9/14/2018	12/22/2024	7,380	7,342	7,011
Maurices, Incorporated	Specialty Retail	L+675		1.00%	7.75%	8/27/2021	6/1/2024	6,034	5,934	6,034
MMIT Holdings, LLC	IT Services	L+625		1.00%	7.25%	9/21/2021	9/15/2027	30,662	30,201	30,662
NAC Holdings Corporation (Jaguar)	Insurance	L+525		1.00%	6.25%	7/30/2021	9/28/2024	16,156	15,975	16,075
One Touch Direct, LLC	Commercial Services & Supplies	P+75		—	4.25%	4/3/2020	9/30/2022	2,830	2,830	2,830
PhyNet Dermatology LLC	Health Care Providers & Services	L+600	(17)	1.00%	7.00%	9/5/2018	8/16/2024	14,564	14,509	14,564
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	L+575		1.00%	6.75%	1/22/2020	12/31/2022	11,966	11,933	11,966
PPT Management Holdings, LLC	Health Care Providers & Services	L+850	(15)	1.00%	9.50%	9/14/2018	12/16/2022	21,185	21,160	18,431
RQM+ Corp	Life Sciences Tools & Services	L+575		1.00%	6.75%	8/20/2021	8/12/2026	16,462	16,315	16,462
Stryten Energy LLC	Auto Parts & Equipment	L+800		1.00%	9.00%	8/11/2021	10/12/2026	26,119	25,633	26,119
SunMed Group Holdings, LLC	Health Care Equipment & Supplies	L+575		0.75%	6.50%	6/16/2021	6/16/2028	18,490	18,196	18,490
Ultimate Baked Goods Midco LLC (Rise Baking)	Packaged Foods & Meats	L+625		1.00%	7.25%	8/12/2021	8/13/2027	19,602	19,152	19,112
USR Parent, Inc. (Staples)	Specialty Retail	L+884		1.00%	9.84%	6/3/2020	9/12/2022	2,963	2,963	2,963

Total First Lien Bank Debt/Senior Secured Loans									$542,146	$522,737

Second Lien Asset-Based Senior Secured Loans
ACRES Commercial Mortgage, LLC	Diversified Financial Services	L+705		1.00%	8.05%	12/24/2021	8/21/2028	29,925	$29,345	$29,326
Varilease Finance, Inc.	Multi-Sector Holdings	L+750		1.00%	8.50%	8/22/2014	11/15/2025	29,563	29,473	29,563

Total Second Lien Asset-Based Senior Secured Loans									$58,818	$58,889

Second Lien Bank Debt/Senior Secured Loans
PhyMed Management LLC **	Health Care Providers & Services	L+1500	(16)	1.00%	16.00%	12/18/2015	9/30/2022	37,819	$37,757	$18,910
Rug Doctor LLC (2)	Diversified Consumer Services	L+975	(11)	1.50%	11.25%	12/23/2013	5/16/2023	12,164	12,156	10,340

Total Second Lien Bank Debt/Senior Secured Loans									$49,913	$29,250

First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	$20,074	$20,568	$21,178
Arcutis Biotherapeutics, Inc.(3)	Pharamceuticals	L+745		0.10%	7.55%	12/22/2021	1/1/2027	21,735	21,724	21,637
Ardelyx, Inc.	Pharmaceuticals	L+795		0.10%	8.18%	2/23/2022	3/1/2027	7,846	7,800	7,791
Axcella Health Inc.	Pharmaceuticals	L+860		0.10%	8.83%	9/2/2021	9/1/2026	9,278	9,347	9,348
BridgeBio Pharma, Inc.(3)	Biotechnology	—		—	9.00%	11/17/2021	11/17/2026	34,709	34,272	34,362
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725		2.45%	9.70%	6/28/2019	1/1/2024	16,400	16,748	16,769
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2025	26,861	27,613	28,741
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850		1.00%	9.50%	8/18/2017	6/1/2022	544	894	893
Glooko, Inc.	Health Care Technology	L+790		0.10%	8.13%	9/30/2021	10/1/2026	8,364	8,355	8,343
Neuronetics, Inc.	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	15,613	15,920	15,925
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+1405		0.10%	14.28%	7/30/2018	7/1/2023	18,879	18,027	19,076
Rezolute, Inc	Biotechnology	L+875		0.12%	8.98%	4/14/2021	4/1/2026	5,675	5,679	5,675
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550		2.10%	7.60%	12/21/2018	6/1/2026	40,291	41,214	41,198
scPharmaceuticals, Inc.	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	3,513	3,587	3,583
SOC Telemed, Inc.(3)	Health Care Providers & Services	L+747		0.13%	7.70%	3/26/2021	4/1/2026	31,137	31,296	33,323
Vapotherm, Inc.(3)	Health Care Equipment & Supplies	L+830		0.10%	8.53%	2/18/2022	2/1/2027	28,531	28,152	28,275

Total First Lien Life Science Senior Secured Loans									$291,196	$296,117

Total Senior Secured Loans									$942,073	$906,993

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2022

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 31.5%
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-9.64%	2/12/2021	3/1/2025-12/1/2026	$2,988	$2,985	$2,985
Air Methods Corporation (10)	Airlines	7.08-7.13%	11/3/2021	11/3/2026-11/23/2026	3,950	4,027	3,950
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	4/28/2022	2,250	2,250	2,272
Blackhawk Mining, LLC (10)	Oil, Gas & Consumable Fuels	11.17%	2/16/2018	11/1/2022	875	860	873
Boart Longyear Company (10)	Metals & Mining	9.06-10.44%	5/28/2020	7/1/2024-1/1/2026	5,026	5,026	5,026
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023-6/22/26	2,895	2,895	2,851
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	1,533	1,533	1,533
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	8.87-10.11%	5/27/2021	6/1/2025-4/1/2027	985	985	985
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	2,221	2,252	2,221
EasyPak, LLC (10)	Containers & Packaging	9.01%	1/6/2021	1/1/2024	534	534	534
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	5,763	5,799	5,763
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/2022-4/27/2025	11,874	11,874	11,592
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50-9.02%	10/28/2021	11/1/2026-4/1/2027	3,404	3,408	3,404
First National Capital, LLC (10)	Diversified Financial Services	9.00%	11/5/2021	8/1/2026	8,347	8,347	8,347
Freightsol LLC (10)	Road & Rail	12.51-12.89%	4/9/2019	11/1/2023	1,225	1,238	1,225
Garda CL Technical Services, Inc. (10)	Commercial Services & Supplies	8.30-8.77%	3/22/2018	6/5/2023-10/5/2023	1,057	1,057	1,055
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	1/4/2024	735	735	735
GMT Corporation (10)	Machinery	10.71%	10/23/2018	10/1/2025	5,257	5,264	5,257
Haljoe Coaches USA, LLC (10)	Road & Rail	8.53%	7/31/2017	7/1/2024	1,039	1,039	896
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/8/2021	11/1/2025	1,208	1,208	1,208
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%	11/15/2018	5/1/2024-9/1/2025	384	384	375
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	7,671	7,730	7,671
Kool Pak, LLC (10)	Road & Rail	8.58%	2/5/2018	3/1/2024	309	309	309
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/24-9/25/24	11,000	11,000	10,725
Lux Credit Consultants, LLC (10)	Road & Rail	8.28-9.65%	6/17/2021	12/1/2024-4/1/2026	11,235	11,235	11,235
Lux Vending, LLC (10)	Consumer Finance	12.46-13.26%	8/20/2021	8/20/2024-10/1/2024	2,314	2,363	2,314
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	2/28/2025	453	450	453
Rane Light Metal Castings Inc. (10)	Machinery	10.00%	6/1/2020	7/1/2024	231	231	231
Rango, Inc. (10)	Commercial Services & Supplies	9.33-9.79%	9/24/2019	4/1/2023-11/1/2024	3,211	3,246	3,151
Rossco Crane & Rigging, Inc. (10)	Commercial Services & Supplies	11.53%	8/25/2017	9/1/2022	80	80	80
Royal Coach Lines, Inc.(10)	Road & Rail	9.56%	11/21/2019	8/1/2025	981	981	895
Royal Express Inc. (10)	Road & Rail	9.53%	1/17/2019	2/1/2024	621	627	621
Sidelines Tree Service LLC (10)	Diversified Consumer Services	10.25%	7/31/2017	10/1/2022	37	37	36
SLR Equipment Finance(2)	Multi-Sector Holdings	8.50%	1/24/2022	1/24/2023	5,000	5,000	5,000
ST Coaches, LLC (10)	Road & Rail	8.22-8.58%	7/31/2017	10/1/2022-1/25/2025	1,902	1,902	1,817
Stafford Logistics, Inc. (10)	Commercial Services & Supplies	12.62%	9/11/2019	2/15/2026	6,917	6,917	6,917
Star Coaches Inc. (10)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,276	3,276	2,940
Superior Transportation, Inc. (10)	Road & Rail	10.22-10.63%	7/31/2017	1/1/2026	4,305	4,305	4,305
The Smedley Company & Smedley Services, Inc. (10)..	Commercial Services & Supplies	4.07%	7/31/2017	1/1/2028	2,919	2,919	2,919
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-8.75%	10/8/2021	11/1/2024-12/1/2026	726	726	726
Trolleys, Inc. (10)	Road & Rail	9.99%	7/18/2018	8/1/2022	1,361	1,361	1,334
Up Trucking Services, LLC (10)	Road & Rail	11.21%	3/23/2018	8/1/2024	640	648	640
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%	7/11/2019	8/1/2024-8/1/2026	2,429	2,429	2,383
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%	7/31/2019	8/1/2024-10/5/25	806	809	806
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	508	508	489

					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)*	Multi-Sector Holdings		7/31/2017		200	145,000	129,102

Total Equipment Financing						$277,789	$260,186

Preferred Equity – 0.5%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00%(11)	6/8/2012	6/30/2023	54,733	$5,473	$4,405

Total Preferred Equity						$5,473	$4,405

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2022

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—55.0%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	6,347	$106	$—
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	77
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	92
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	208,000	63	279
KBH Topco LLC (Kingsbridge) (2)(5)	Multi-Sector Holdings	11/3/2020	73,500,000	136,596	149,496
RD Holdco Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	—
RD Holdco Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	406,923	117	802
SLR Credit Solutions (2)(3)	Diversified Financial Services	12/28/2012	280,303	280,737	298,766
Vapotherm, Inc. Warrants(3)*	Health Care Equipment & Supplies	2/18/2022	30,635	177	161
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	27,352	152	—

Total Common Equity/Equity Interests/Warrants				$439,554	$454,889

Total Investments (6) — 196.8%				$1,664,889	$1,626,473

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 70.2%
U.S. Treasury Bill	Government	3/31/2022	5/24/2022	$580,000	$579,829	$579,829

Total Investments & Cash Equivalents —267.0%					$2,244,718	$2,206,302
Liabilities in Excess of Other Assets — (167.0%)						(1,379,885)

Net Assets — 100.0%						$826,417

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of March 31, 2022.

(2)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2022 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2021	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend Income	Fair Value at March 31, 2022
Equipment Operating Leases, LLC	$18,939	$—	$7,796	$—	$449	$264	$11,592
Kingsbridge Holdings, LLC	80,000	—	—	—	(21)	1,621	80,000
KBH Topco, LLC (Kingsbridge)	145,996	—	—	—	3,500	3,500	149,496
Loyer Capital LLC	10,725	—	—	—	—	286	10,725
RD Holdco Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco Inc. (Rug Doctor, class B)..	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)..	—	—	—	—	—	—	—
Rug Doctor LLC	11,829	336	—	—	(1,826)	342	10,340
SLR Credit Solutions	298,766	—	—	—	—	5,500	298,766
SLR Equipment Finance (equity)	129,102	—	—	—	—	—	129,102
SLR Equipment Finance (debt)	—	5,000	—	—	—	54	5,000
SOAGG LLC	1,121	—	447	—	(674)	647	—
SOINT, LLC	4,509	68	197	—	25	67	4,405

	$706,203	$5,404	$8,440	$—	$1,453	$12,281	$704,642

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2022

(in thousands)

(3)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2022, on a fair value basis, non-qualifying assets in the portfolio represented 23.9% of the total assets of the Company.

(4)	The Company’s investment in SOINT, LLC include a one dollar investment in common shares.
(5)	Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $7,450; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $89,440 and $81,990, respectively, based on a tax cost of $1,619,023. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(7)

Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR, SOFR or PRIME rate. These instruments are often subject to a LIBOR, SOFR or PRIME rate floor.

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

(15)	Spread is 6.00% Cash / 2.50% PIK.
(16)	Spread is 2.50% Cash / 12.50% PIK.
(17)	Spread is 5.50% Cash / 0.50% PIK.
*	Non-income producing security.
**	Investment is on non-accrual status.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2022

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2022
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	25.5%
Diversified Financial Services (includes SLR Credit Solutions)	21.3%
Health Care Providers & Services	8.0%
Pharmaceuticals	7.5%
Health Care Equipment & Supplies	6.9%
Software	3.0%
Biotechnology	2.5%
Wireless Telecommunication Services	2.2%
Capital Markets	2.2%
Personal Products	2.0%
Road & Rail	2.0%
IT Services	1.9%
Insurance	1.8%
Diversified Consumer Services	1.8%
Commercial Services & Supplies	1.6%
Auto Parts & Equipment	1.6%
Internet & Catalog Retail	1.5%
Packaged Foods & Meats	1.2%
Life Sciences Tools & Services	1.0%
Communications Equipment	0.9%
Specialty Retail	0.7%
Auto Components	0.6%
Airlines	0.6%
Health Care Technology	0.5%
Machinery	0.3%
Metals & Mining	0.3%
Aerospace & Defense	0.3%
Consumer Finance	0.1%
Construction & Engineering	0.1%
Hotels, Restaurants & Leisure	0.1%
Oil, Gas & Consumable Fuels	0.0%
Containers & Packaging	0.0%
Energy Equipment & Services	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		LIBOR Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 111.5%
First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550		1.00%	6.50%	5/7/2018	5/9/2025	$12,402	$12,283	$12,402
Alteon Health, LLC	Health Care Providers & Services	L+650		1.00%	7.50%	9/14/2018	9/1/2023	14,117	14,079	14,117
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	7.50%	5/5/2016	9/9/2021	24,822	24,453	3,345
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	7.50%	9/17/2021	3/31/2022	4,576	4,508	4,576
AmeriMark Intermediate Holdings, LLC(14)	Internet & Catalog Retail	L+600		1.00%	7.00%	7/28/2021	10/15/2026	25,226	24,739	24,721
Atria Wealth Solutions, Inc	Diversified Financial Services	L+600		1.00%	7.00%	9/14/2018	11/30/2022	6,345	6,329	6,345
Basic Fun, Inc	Specialty Retail	L+550		1.00%	6.50%	10/30/2020	10/30/2023	2,902	2,871	2,902
CC SAG Holdings Corp. (Spectrum Automotive)	Diversified Consumer Services	L+575		0.75%	6.50%	6/29/2021	6/29/2028	12,168	11,995	12,168
Community Brands ParentCo, LLC (f/k/a Ministry Brands)	Software	L+400		1.00%	5.00%	7/30/2021	12/2/2022	34,901	34,538	34,901
Enhanced Permanent Capital, LLC(3)	Capital Markets	L+700		1.00%	8.00%	12/29/2020	12/29/2025	26,061	25,418	26,061
Foundation Consumer Brands, LLC	Personal Products	L+638		1.00%	7.38%	2/12/2021	2/12/2027	33,367	32,633	33,367
iCIMS, Inc.	Software	L+650		1.00%	7.50%	9/7/2018	9/12/2024	19,341	19,120	19,341
Inszone Mid, LLC	Insurance	L+575		1.00%	6.75%	9/28/2021	6/30/2026	11,141	11,035	11,086
Ivy Fertility Services, LLC	Health Care Providers & Services	L+625		1.00%	7.25%	12/22/2021	2/25/2026	21,677	21,299	21,298
Kid Distro Holdings, LLC (Distro Kid)	Software	L+600		1.00%	7.00%	9/24/2021	10/1/2027	29,743	29,168	29,148
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700		1.00%	8.00%	12/21/2018	12/21/2024	80,000	79,713	80,000
KORE Wireless Group, Inc.(3)	Wireless Telecommunication Services	L+550		—	5.72%	12/21/2018	12/21/2024	36,470	36,062	36,470
Logix Holding Company, LLC	Communications Equipment	L+575		1.00%	6.75%	9/14/2018	12/22/2024	7,400	7,359	7,178
Maurices, Incorporated	Specialty Retail	L+675		1.00%	7.75%	8/27/2021	6/1/2024	5,135	5,044	5,135
MMIT Holdings, LLC	IT Services	L+625		1.00%	7.25%	9/21/2021	9/15/2027	31,026	30,541	31,026
NAC Holdings Corporation (Jaguar)	Insurance	L+525		1.00%	6.25%	7/30/2021	9/28/2024	15,924	15,730	15,844
One Touch Direct, LLC	Commercial Services & Supplies	P+75		—	4.00%	4/3/2020	9/30/2022	274	274	274
PhyNet Dermatology LLC	Health Care Providers & Services	L+600	(17)	1.00%	7.00%	9/5/2018	8/16/2024	14,589	14,529	14,589
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	L+575		1.00%	6.75%	1/22/2020	12/31/2022	11,996	11,953	11,996
PPT Management Holdings, LLC	Health Care Providers & Services	L+800	(15)	1.00%	9.00%	9/14/2018	12/16/2022	21,120	21,086	18,374
RQM+ Corp	Life Sciences Tools & Services	L+575		1.00%	6.75%	8/20/2021	8/12/2026	16,504	16,349	16,462
Stryten Energy LLC	Auto Parts & Equipment	L+800		1.00%	9.00%	8/11/2021	10/12/2026	26,184	25,676	25,923
SunMed Group Holdings, LLC	Health Care Equipment & Supplies	L+575		0.75%	6.50%	6/16/2021	6/16/2028	18,536	18,232	18,351
Ultimate Baked Goods Midco LLC (Rise Baking)	Packaged Foods & Meats	L+625		1.00%	7.25%	8/12/2021	8/13/2027	19,381	18,920	18,896
USR Parent, Inc. (Staples)	Specialty Retail	L+884		1.00%	9.84%	6/3/2020	9/12/2022	3,275	3,275	3,275

Total First Lien Bank Debt/Senior Secured Loans									$579,211	$559,571

Second Lien Asset-Based Senior Secured Loans
ACRES Commercial Mortgage, LLC	Diversified Financial Services	L+705		1.00%	8.05%	12/24/2021	8/21/2028	29,925	$29,328	$29,326
Varilease Finance, Inc.	Multi-Sector Holdings	L+750		1.00%	8.50%	8/22/2014	11/15/2025	29,563	29,467	29,563

Total Second Lien Asset-Based Senior Secured Loans									$58,795	$58,889

Second Lien Bank Debt/Senior Secured Loans
PhyMed Management LLC	Health Care Providers & Services	L+1500	(16)	1.00%	16.00%	12/18/2015	9/30/2022	37,819	$37,757	$36,874
Rug Doctor LLC (2)	Diversified Consumer Services	L+975	(11)	1.50%	11.25%	12/23/2013	5/16/2023	11,828	11,819	11,829

Total Second Lien Bank Debt/Senior Secured Loans									$49,576	$48,703

First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	$20,074	$20,512	$20,475
Arcutis Biotherapeutics, Inc.(3)	Pharamceuticals	L+745		0.10%	7.55%	12/22/2021	1/1/2027	21,735	21,645	21,637
Ardelyx, Inc.	Pharmaceuticals	L+745		0.25%	7.70%	5/10/2018	11/1/2022	14,972	16,198	16,170
Axcella Health Inc.	Pharmaceuticals	L+860		0.10%	8.70%	9/2/2021	9/1/2026	9,278	9,318	9,302
BridgeBio Pharma, Inc.(3)	Biotechnology	—		—	9.00%	11/17/2021	11/17/2026	34,574	34,082	34,055
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725		2.45%	9.70%	6/28/2019	1/1/2024	16,400	16,693	16,728
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2025	26,861	27,518	27,465
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850		1.00%	9.50%	8/18/2017	6/1/2022	1,089	1,414	1,405
Glooko, Inc.	Health Care Technology	L+790		0.10%	8.00%	9/30/2021	10/1/2026	8,364	8,339	8,322
Neuronetics, Inc.	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	15,613	15,874	15,878
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+1405		0.10%	14.15%	7/30/2018	7/1/2023	18,879	17,845	18,958
Rezolute, Inc	Biotechnology	L+875		0.12%	8.87%	4/14/2021	4/1/2026	5,675	5,663	5,661
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550		2.10%	7.60%	12/21/2018	6/1/2026	40,291	41,103	41,097
scPharmaceuticals, Inc.	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	4,098	4,165	4,160
SOC Telemed, Inc.	Health Care Providers & Services	L+747		0.13%	7.60%	3/26/2021	4/1/2026	31,137	31,211	31,214

Total First Lien Life Science Senior Secured Loans									$271,580	$272,527

Total Senior Secured Loans									$959,162	$939,690

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 32.5%
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-9.64%	2/12/2021	3/1/2025-12/1/2026	$3,103	$3,100	$3,100
Air Methods Corporation (10)	Airlines	7.08-7.13%	11/3/2021	11/3/2026-11/23/2026	4,063	4,145	4,063
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	3/28/2022	3,149	3,148	3,180
Blackhawk Mining, LLC (10)	Oil, Gas & Consumable Fuels	10.97-11.16%	2/16/2018	3/1/2022-11/1/2022	1,642	1,615	1,636
Boart Longyear Company (10)	Metals & Mining	9.06-10.44%	5/28/2020	7/1/2024-1/1/2026	5,374	5,374	5,374
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023-6/22/26	3,102	3,102	3,053
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	1,685	1,685	1,685
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	8.87-9.41%	5/27/2021	6/1/2025-1/1/2027	4,326	4,326	4,326
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	2,347	2,382	2,347
EasyPak, LLC (10)	Containers & Packaging	9.01%	1/6/2021	1/1/2024	616	616	616
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	5,921	5,959	5,921
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/2022-4/27/2025	19,671	19,671	18,939
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50%	10/28/2021	11/1/2026	2,487	2,492	2,487
First National Capital, LLC (10)	Diversified Financial Services	9.00%	11/5/2021	8/1/2026	8,681	8,681	8,681
Freightsol LLC (10)	Road & Rail	12.51-12.89%	4/9/2019	11/1/2023	1,364	1,381	1,364
Garda CL Technical Services, Inc. (10)	Commercial Services & Supplies	8.30-8.77%	3/22/2018	6/5/2023-10/5/2023	1,245	1,245	1,242
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	1/4/2024	795	795	795
GMT Corporation (10)	Machinery	10.71%	10/23/2018	10/1/2025	5,476	5,484	5,476
Haljoe Coaches USA, LLC (10)	Road & Rail	8.53%	7/31/2017	7/1/2024	1,061	1,061	915
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/8/2021	11/1/2025	1,252	1,252	1,252
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%	11/15/2018	5/1/2024-9/1/2025	414	414	404
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	8,184	8,250	8,184
Kool Pak, LLC (10)	Road & Rail	8.58%	2/5/2018	3/1/2024	345	345	345
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/24-9/25/24	11,000	11,000	10,725
Lux Credit Consultants, LLC (10)	Road & Rail	8.28-9.65%	6/17/2021	12/1/2024-12/1/2025	9,343	9,343	9,343
Lux Vending, LLC (10)	Consumer Finance	12.46-13.26%	8/20/2021	8/20/2024-10/1/2024	2,526	2,583	2,526
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	2/28/2025	479	476	479
Rane Light Metal Castings Inc. (10)	Machinery	10.00%	6/1/2020	7/1/2024	253	253	253
Rango, Inc. (10)	Commercial Services & Supplies	9.33-9.79%	9/24/2019	4/1/2023-11/1/2024	3,615	3,656	3,547
Rossco Crane & Rigging, Inc. (10)	Commercial Services & Supplies	11.53%	8/25/2017	9/1/2022	126	126	126
Royal Coach Lines, Inc.(10)	Road & Rail	9.56%	11/21/2019	8/1/2025	1,041	1,041	950
Royal Express Inc. (10)	Road & Rail	9.53%	1/17/2019	2/1/2024	683	690	683
Sidelines Tree Service LLC (10)	Diversified Consumer Services	10.25%	7/31/2017	10/1/2022	46	46	45
South Texas Oilfield Solutions, LLC (10)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	1,363	1,363	1,338
ST Coaches, LLC (10)	Road & Rail	8.22-8.58%	7/31/2017	10/1/2022-1/25/2025	1,951	1,951	1,839
Stafford Logistics, Inc. (10)	Commercial Services & Supplies	12.62%	9/11/2019	2/15/2026	7,094	7,094	7,094
Star Coaches Inc. (10)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,401	3,401	2,916
Sturgeon Services International Inc. (10)	Energy Equipment & Services	18.38%	7/31/2017	2/28/2022	132	132	125
Superior Transportation, Inc. (10)	Road & Rail	10.22-10.62%	7/31/2017	1/1/2026	4,578	4,578	4,578
Tailwinds, LLC (10)	Air Freight & Logistics	8.50-9.00%	7/26/2019	8/1/2024-10/16/2025	2,267	2,267	2,267
The Smedley Company & Smedley Services, Inc. (10)..	Commercial Services & Supplies	10.21-15.36%	7/31/2017	10/29/2023-2/10/2024	3,798	3,800	3,536
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-8.75%	10/8/2021	11/1/2024-12/1/2026	777	777	777
Trolleys, Inc. (10)	Road & Rail	9.99%	7/18/2018	8/1/2022	1,573	1,573	1,540
Up Trucking Services, LLC (10)	Road & Rail	11.21%	3/23/2018	8/1/2024	696	705	696
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%	7/11/2019	8/1/2024-8/1/2026	2,567	2,567	2,518
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%	7/31/2019	8/1/2024-10/5/25	870	873	870
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	547	547	537
					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)*	Multi-Sector Holdings		7/31/2017		200	145,000	129,102

Total Equipment Financing						$292,365	$273,795

Preferred Equity – 0.7%
SOAGG LLC (2)(3)(4)	Aerospace & Defense	8.00%	12/14/2010	6/30/2023	446	$446	$1,121
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00%(11)	6/8/2012	6/30/2023	56,030	5,603	4,509

Total Preferred Equity						$6,049	$5,630

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—53.6%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	6,347	$106	$—
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	65
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	80
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	208,000	63	258
KBH Topco LLC (Kingsbridge) (2)(5)	Multi-Sector Holdings	11/3/2020	73,500,000	136,596	145,996
RD Holdco Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	—
RD Holdco Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	5,216
RD Holdco Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	406,923	117	1,086
SLR Credit Solutions (2)(3)	Diversified Financial Services	12/28/2012	280,303	280,737	298,766
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	27,352	152	—

Total Common Equity/Equity Interests/Warrants				$439,377	$451,467

Total Investments (6) — 198.3%				$1,696,953	$1,670,582

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 38.0%
U.S. Treasury Bill	Government	12/31/2021	1/25/2022	$320,000	$320,000	$320,000

Total Investments & Cash Equivalents — 236.3%					$2,016,953	$1,990,582
Liabilities in Excess of Other Assets — (136.3%)						(1,148,301)

Net Assets — 100.0%						$842,281

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of December 31, 2021.

(2)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2021 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2020	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend Income	Fair Value at December 31, 2021
AviatorCap SII, LLC	$2,941	$—	$2,941	$—	$—	$92	$—
Equipment Operating Leases, LLC	25,540	—	6,667	—	66	1,950	18,939
Kingsbridge Holdings, LLC	80,000	—	—	—	(79)	6,568	80,000
KBH Topco, LLC (Kingsbridge)	136,596	—	—	—	9,400	13,250	145,996
Loyer Capital LLC	14,456	—	3,731	—	—	1,426	10,725
RD Holdco Inc. (Rug Doctor, common equity)	1,226	—	—	—	(1,226)	—	—
RD Holdco Inc. (Rug Doctor, class B)..	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)..	—	—	—	—	—	—	—
Rug Doctor LLC	10,559	1,270	—	—	(6)	1,300	11,829
SLR Credit Solutions	296,766	—	—	—	2,000	22,500	298,766
SLR Equipment Finance (equity)	129,102	—	—	—	—	—	129,102
SLR Equipment Finance (debt)	850	—	850	—	—	42	—
SOAGG LLC	2,300	—	—	—	(1,179)	1,543	1,121
SOINT, LLC	4,101	271	—	—	137	271	4,509

	$709,653	$1,541	$14,189	$—	$9,113	$48,942	$706,203

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2021

(in thousands)

(3)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2021, on a fair value basis, non-qualifying assets in the portfolio represented 23.1% of the total assets of the Company.

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

March 31, 2022

(in thousands, except share amounts)

Note 1. Organization

Solar Capital LLC, a Maryland limited liability company, was formed in February 2007 and commenced operations on March 13, 2007 with initial capital of $1,200,000 of which 47.04% was funded by affiliated parties.

Immediately prior to our initial public offering, through a series of transactions, SLR Investment Corp. (the “Company”, “we”, “us” or “our”), merged with Solar Capital LLC, leaving SLR Investment Corp. as the surviving entity (the “Pre-IPO Merger”). SLR Investment Corp. issued an aggregate of approximately 26.65 million shares of common stock and $125,000 in senior unsecured notes to the existing Solar Capital LLC unit holders in connection with the Pre-IPO Merger. SLR Investment Corp. had no assets or operations prior to completion of the Pre-IPO Merger and as a result, the historical books and records of Solar Capital LLC have become the books and records of the surviving entity. The number of shares used to calculate weighted average shares for use in computations on a per share basis have been decreased retroactively by a factor of approximately 0.4022 for all periods prior to February 9, 2010. This factor represents the effective impact of the reduction in shares resulting from the Pre-IPO Merger.

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

On December 1, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with SLR Senior Investment Corp., a Maryland corporation (“SUNS”), Solstice Merger Sub, Inc., a Maryland corporation and our wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, SLR Capital Partners, LLC (the “Investment Adviser”). The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into SUNS, with SUNS continuing as the surviving company and as SUNS’s wholly-owned subsidiary (the “Merger,”) and, immediately thereafter, SUNS will merge with and into us, with us continuing as the surviving company (together with the Merger, the “Mergers”). See Notes 14 and 15 for additional information.

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2022.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements, have been included.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2022

(in thousands, except share amounts)

The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)

Under procedures established by the board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we may utilize independent third-party valuation firms to assist us in determining the fair value of material assets. Accordingly, such investments go through our multi-step valuation process as described below. In each such case, independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of the Investment Adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of the Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Board. Such determination of fair values involves subjective judgments and estimates.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2022, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2022

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

March 31, 2022

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

March 31, 2022

(in thousands, except share amounts)

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2022 and 2021.

For the three months ended March 31, 2022 and 2021, the Company recognized $7,216 and $6,810, respectively, in base management fees and $0 and $3,867, respectively, in performance-based incentive fees.

The Company has also entered into an Administration Agreement with SLR Capital Management, LLC (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent. The Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. The Company typically reimburses the Administrator on a quarterly basis.

For the three months ended March 31, 2022 and 2021, the Company recognized expenses under the Administration Agreement of $1,183 and $1,360 respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2022 and 2021.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2022

(in thousands, except share amounts)

Note 4. Net Asset Value Per Share

At March 31, 2022, the Company’s total net assets and net asset value per share were $826,417 and $19.56, respectively. This compares to total net assets and net asset value per share at December 31, 2021 of $842,281 and $19.93, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$1,463	$21,510
Denominator—weighted average shares:	42,260,826	42,260,826
Earnings per share:	$0.04	$0.51

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2022

(in thousands, except share amounts)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2022 and December 31, 2021:

Fair Value Measurements

As of March 31, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$906,993	$906,993
Equipment Financing	—	—	260,186	260,186
Preferred Equity	—	—	4,405	4,405
Common Equity/Equity Interests/Warrants	802	—	454,087	454,889

Total Investments	$802	$—	$1,625,671	$1,626,473

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

Fair Value Measurements

As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$939,690	$939,690
Equipment Financing	—	—	273,795	273,795
Preferred Equity	—	—	5,630	5,630
Common Equity/Equity Interests/Warrants	1,086	—	450,381	451,467

Total Investments	$1,086	$—	$1,669,496	$1,670,582

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2022

(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2022, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2022:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2021	$939,690	$273,795	$5,630	$450,381	$1,669,496
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized gain (loss)	(15,608)	967	(649)	3,529	(11,761)
Purchase of investment securities	55,781	13,727	68	177	69,753
Proceeds from dispositions of investment securities.	(72,870)	(28,303)	(644)	—	(101,817)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, March 31, 2022	$906,993	$260,186	$4,405	$454,087	$1,625,671

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(15,207)	$967	$(649)	$3,529	$(11,360)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2022:

2022 Unsecured Notes and Unfunded Commitments	For the three months ended March 31, 2022
Beginning fair value	$150,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$150,000

The Company made an election to apply the fair value option of accounting to the 2022 Unsecured Notes, in accordance with ASC 825-10. On March 31, 2022, there were borrowings of $150,000 on the 2022 Unsecured Notes.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2022

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2021, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2021:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2020	$798,052	$284,846	$6,401	$440,971	$1,530,270
Total gains or losses included in earnings:
Net realized gain (loss)	—	(8)	—	345	337
Net change in unrealized gain (loss)	(13,567)	1,394	(1,042)	9,857	(3,358)
Purchase of investment securities	533,614	76,700	271	—	610,585
Proceeds from dispositions of investment securities.	(378,409)	(89,137)	—	(675)	(468,221)
Transfers in/out of Level 3(1)	—	—	—	(117)	(117)

Fair value, December 31, 2021	$939,690	$273,795	$5,630	$450,381	$1,669,496

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(12,837)	$1,394	$(1,042)	$9,597	$(2,888)

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

March 31, 2022

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2022		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$ $	880,153 26,840	Income Approach Market Multiple(1)	Market Yield Comparable Multiple	4.2% – 26.9% (8.3%) 1.8x-8.0x(5.6x)/1.8x-2.8x(2.3x)
Equipment Financing	Asset	$ $	131,084 129,102	Income Approach Market Approach	Market Yield Return on Equity	4.1% – 13.3% (9.5%) 4.6% - 4.6% (4.6%)
Preferred Equity	Asset		$4,405	Income Approach	Market Yield	3.5% – 3.5% (3.5%)
Common Equity/Equity Interests/Warrants	Asset	$ $	155,321 298,766	Market Multiple(2) Market Approach	Comparable Multiple Return on Equity	5.8x – 10.5x (9.5x) 5.6% – 20.1% (6.3%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	2.2% – 4.6% (4.5%)

(1)

Investments are valued using a sum-of-the parts analysis, using expected EBITDA multiples (1.8x-8.0x) for certain segments of the business and expected revenue multiples (1.8x-2.8x) for certain segments of the business.

(2)	Includes $609 of investments valued using a Black-Scholes model and $154,712 of investments valued using an EBITDA multiple.

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2021		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$ $	931,769 7,921	Income Approach Market Multiple(1)	Market Yield Comparable Multiple	4.0% – 19.6% (8.7%) 2.0x-3.0x(2.5x)/2.0x-3.0x(2.5x)
Equipment Financing	Asset	$ $	144,693 129,102	Income Approach Market Approach	Market Yield Return on Equity	7.1% – 20.3% (9.8%) 4.6% - 4.6% (4.6%)
Preferred Equity	Asset		$5,630	Income Approach	Market Yield	3.5% – 8.0% (4.4%)
Common Equity/Equity Interests/Warrants	Asset	$ $	151,615 298,766	Market Multiple(2) Market Approach	Comparable Multiple Return on Equity	5.8x – 10.5x (9.5x) 6.1% – 18.5% (8.6%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	2.2% – 4.6% (4.5%)

(1)

Investments are valued using a sum-of-the parts analysis, using expected EBITDA multiples (2x-3x) for certain segments of the business and expected revenue multiples (2x-3x) for certain segments of the business.

(2)	Includes $403 of investments valued using a Black-Scholes model and $151,212 of investments valued using an EBITDA multiple.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2022

(in thousands, except share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$184,000	$179,662	(1)	$322,500	$318,015	(1)
2022 Unsecured Notes	150,000	150,000		150,000	150,000
2022 Tranche C Notes	21,000	20,973	(2)	21,000	20,964	(2)
2023 Unsecured Notes	75,000	74,687	(3)	75,000	74,592	(3)
2024 Unsecured Notes	125,000	124,211	(4)	125,000	124,143	(4)
2026 Unsecured Notes	75,000	74,412	(5)	75,000	74,384	(5)
2027 Unsecured Notes	50,000	49,943	(6)	50,000	49,940	(6)
2027 Series F Unsecured Notes	135,000	134,970	(7)	—	—

	$815,000	$808,858		$818,500	$812,038

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $4,338 and $4,485 as of March 31, 2022 and December 31, 2021, respectively.
(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $27 and $36 as of March 31, 2022 and December 31, 2021, respectively.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $313 and $408 as of March 31, 2022 and December 31, 2021, respectively.
(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $789 and $857 as of March 31, 2022 and December 31, 2021, respectively.
(5)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $588 and $616 as of March 31, 2022 and December 31, 2021, respectively.
(6)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $57 and $60 as of March 31, 2022 and December 31, 2021, respectively.
(7)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $30 as of March 31, 2022.

Unsecured Notes

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

March 31, 2022

(in thousands, except share amounts)

On November 8, 2016, the Company closed a private offering of $50,000 of the 2022 Unsecured Notes with a fixed interest rate of 4.40% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

Revolving and Term Loan Facility

On December 28, 2021, the Company closed on Amendment No. 1 to its August 28, 2019 senior secured credit agreement (the “Credit Facility”). Following the amendment, the Credit Facility is composed of $600,000 of revolving credit and $100,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At March 31, 2022, outstanding USD equivalent borrowings under the Credit Facility totaled $184,000, composed of $84,000 of revolving credit and $100,000 of term loans.

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

The average annualized interest cost for all borrowings for the three months ended March 31, 2022 and the year ended December 31, 2021 was 3.63% and 3.64%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the 2023 Unsecured Notes, the 2024 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the three months ended March 31, 2022 and the year ended December 31, 2021 were $836,500 and $902,550, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2022

(in thousands, except share amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Per Share Data: (a)
Net asset value, beginning of year	$19.93	$20.16

Net investment income	0.32	0.37
Net realized and unrealized gain (loss)	(0.28)	0.14

Net increase in net assets resulting from operations	0.04	0.51
Distributions to stockholders:
From net investment income	(0.41)	(0.41)

Net asset value, end of period	$19.56	$20.26

Per share market value, end of period	$18.13	$17.76
Total Return (b)(c)	0.60%	3.77%
Net assets, end of period	$826,417	$856,206
Shares outstanding, end of period	42,260,826	42,260,826
Ratios to average net assets (c):
Net investment income	1.60%	1.82%

Operating expenses	1.33%	1.55%
Interest and other credit facility expenses	0.99%	0.85%

Total expenses	2.32%	2.40%

Average debt outstanding	$815,194	$692,956
Portfolio turnover ratio	4.1%	4.3%

(a)	Calculated using the average shares outstanding method.
(b)

Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. The market price per share as of December 31, 2021 and December 31, 2020 was $18.43 and $17.51, respectively. Total return does not include a sales load.

(c)	Not annualized for periods less than one year.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2022

(in thousands, except share amounts)

Note 9. SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of March 31, 2022, total commitments to the revolving credit facility are $250,000.

As of March 31, 2022 SLR Credit had 24 funded commitments to 20 different issuers with total funded loans of approximately $305,574 on total assets of $362,878. As of December 31, 2021 SLR Credit had 22 funded commitments to 19 different issuers with total funded loans of approximately $287,375 on total assets of $347,821. As of March 31, 2022 and December 31, 2021, the largest loan outstanding totaled $34,433 and $35,000, respectively. For the same periods, the average exposure per issuer was $15,279 and $15,125, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $125,894 and $100,742 of borrowings outstanding at March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021, SLR Credit had net income of $2,780 and $4,940, respectively, on gross income of $6,694 and $9,676, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit. The total amount of these unfunded commitments as of March 31, 2022 and December 31, 2021 is $224,912 and $226,733, respectively, comprised of the following:

	March 31, 2022	December 31, 2021
SLR Credit Solutions*	$44,263	$44,263
Arcutis Biotherapeutics, Inc.	43,470	43,470
Glooko, Inc.	25,091	25,091
BridgeBio Pharma, Inc.	23,049	23,049
CC SAG Holdings Corp. (Spectrum Automotive)	18,732	18,827
Inszone Mid, LLC	10,644	12,465
Vapotherm, Inc.	7,133	—
Ardelyx, Inc.	6,420	—
One Touch Direct, LLC	4,670	7,226
Ivy Fertility Services, LLC	4,532	4,532
SOC Telemed, Inc.	4,448	4,448
Maurices, Incorporated	4,237	5,649
NAC Holdings Corporation	3,938	4,765
RQM+ Corp.	3,818	3,818
Atria Wealth Solutions, Inc.	3,746	3,746
Rezolute, Inc.	2,837	5,675
Basic Fun, Inc.	2,687	1,935
Kid Distro Holdings, LLC	2,650	2,650
MMIT Holdings, LLC	2,296	2,009
Foundation Consumer Brands, LLC	2,269	2,269
SunMed Group Holdings, LLC	1,023	828
SLR Equipment Finance	1,000	5,000
Pinnacle Treatment Centers, Inc.	785	1,414
American Teleconferencing Services, Ltd.	594	573
Ultimate Baked Goods Midco LLC	580	801
Neuronetics, Inc.	—	2,230

Total Commitments	$224,912	$226,733

*	The Company controls the funding of the SLR Credit Solutions commitment and may cancel it at its discretion.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2022

(in thousands, except share amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2022 and December 31, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

Merger Litigation

On January 17, 2022, a stockholder complaint was filed in the United States District Court for the Eastern District of New York, against the Company and the members of the Board, entitled Gates v. SLR Investment Corp., et al., No. 1:22-cv-00261 (the “Gates Complaint”). On January 21, 2022, a stockholder complaint was filed in the United States District Court for the Southern District of New York, against the Company and the members of the Board, entitled Shumacher v. SLR Investment Corp., et al., No. 1:22-cv-00576 (the “Shumacher Complaint”).

On January 31, 2022, two putative class action stockholder complaints were filed in the Circuit Court for Baltimore City, Maryland against SUNS and the members of the Board of Directors of SUNS (the “SUNS Board”), captioned respectively Neal v. Gross, et al., No. 24-C-22-000557 (Md. Cir. Ct. Baltimore City) (the “Neal Complaint”), and Tobin v. Gross, et al., 24-C-22-000558 (Md. Cir. Ct. Baltimore City) (the “Tobin Complaint”).

On February 8, 2022, a stockholder complaint was filed in the United States District Court for the Southern District of New York, against SUNS and the members of the SUNS Board, entitled Kershner v. SLR Senior Investment Corp., et al., No. 1:22-cv-01096 (the “Kershner Complaint”). On February 21, 2022, a stockholder complaint was filed in the United States District Court for the Southern District of New York, against SUNS and the members of the SUNS Board, entitled Sharp v. SLR Senior Investment Corp., et al., No. 1:22-cv-01418 (the “Sharp Complaint”). On February 22, 2022, a stockholder complaint was filed in the United States District Court for the Southern District of New York, against SUNS, the members of the SUNS Board, us, and the Investment Adviser, entitled Ciccotelli v. SLR Senior Investment Corp., et al., No. 1:22-cv-01454 (the “Ciccotelli Complaint”). On February 22, 2022, a stockholder complaint was filed in the United States District Court for the Eastern District of Pennsylvania, against SUNS and the members of the SUNS Board entitled Justice v. SLR Senior Investment Corp., et al., No. 2:22-cv-00673 (the “Justice Complaint,” and together with the Gates Complaint, the Schumacher Complaint, the Neal Complaint, the Tobin Complaint, the Kershner Complaint, the Sharp Complaint, the Ciccotelli Complaint and the Justice Complaint, the “Merger Complaints”).

Each of the Gates and Schumacher Complaints alleged, among other things, that the joint proxy statement/prospectus initially filed with the SEC on December 16, 2021 contained materially misleading and incomplete disclosures. Each of the Gates and Schumacher Complaints sought, among other things, that supplemental disclosures be made to the joint proxy statement/ prospectus to address the alleged materially misleading and incomplete disclosures. As a result of the alleged omissions, each of the Gates and Schumacher Complaints sought to hold the Company and its directors liable for violating Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and additionally sought to hold the Company’s directors liable as control persons pursuant to Section 20(a) of the Exchange Act.

Each of the Neal and Tobin Complaints alleged, among other things, that the members of the SUNS Board breached their fiduciary duties when they approved the proposed merger between SUNS and the Company, and that the disclosures in the joint proxy statement/prospectus initially filed with the SEC on December 16, 2021 contained materially misleading and incomplete disclosures. Each of Neal and Tobin Complaints raised these claims under Maryland law, and sought: (i) certification that the case can be maintained as a class action, with the plaintiff named as a representative of the proposed class (consisting of the public shareholders of SUNS); (ii) an order enjoining the shareholder vote to approve the proposed merger between SUNS and the Company; and (iii) rescission of the proposed merger between SUNS and the Company.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2022

(in thousands, except share amounts)

The defendants believe that the Company made complete disclosure of all information required to be disclosed to ensure that the Company’s stockholders were able to make an informed vote at the Company’s Special Meeting of Stockholders held on March 22, 2022 and that the additional disclosures requested by the plaintiff were immaterial and/or were included in the preliminary joint proxy statement/prospectus filed as part of the Company’s Registration Statement on Form N-14 on December 16, 2021. Accordingly, the defendants believe these claims are without merit and intend to vigorously defend against them. However, in an attempt to reduce the costs, risks and uncertainties inherent in litigation and to maximize the Company’s net asset value at the time of the Mergers, the Company determined to voluntarily include certain supplemental disclosures in its Current Report on Form 8-K filed on March 14, 2022. The inclusion of such disclosures shall not be deemed an admission of the legal necessity or materiality of any of these disclosures under applicable law. Rather, the Company and the Board specifically denied all allegations in the Merger Complaints that any additional disclosure was or is required.

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

As of March 31, 2022, SLR Equipment had 134 funded equipment-backed leases and loans to 59 different customers with a total net investment in leases and loans of approximately $198,611 on total assets of $252,841. As of December 31, 2021, SLR Equipment had 135 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $210,986 on total assets of $264,007. As of March 31, 2022 and December 31, 2021, the largest position outstanding totaled $19,259 and $19,207, respectively. For the same periods, the average exposure per customer was $3,366 and $3,459, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $110,969 and $118,002 of borrowings outstanding at March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and March 31, 2021, SLR Equipment had net income (loss) of $594 and ($318), respectively, on gross income of $5,173 and $4,894, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 12. Capital Share Transactions

As of March 31, 2022 and March 31, 2021, 200,000,000 shares of $0.01 par value capital stock were authorized.

There were no transactions in capital stock during the three months ended March 31, 2022 and March 31, 2021.

Note 13. Kingsbridge Holdings, LLC

On November 3, 2020, the Company acquired an 87.5% equity interest in Kingsbridge Holdings, LLC (“KBH”) through KBH Topco LLC (“KBHT”), a newly formed Delaware corporation. KBH is a residual focused independent mid-ticket lessor of equipment primarily to U.S. investment grade companies. The Company invested $216,596 to effect the transaction, of which $136,596 was invested to acquire 87.5% of KBHT’s equity and $80,000 in KBH’s debt. The existing management team of KBH committed to continue to lead KBH after the transaction. Following the transaction, the Company owns 87.5% of KBHT equity and the KBH management team owns the remaining 12.5% of KBHT’s equity.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2022

(in thousands, except share amounts)

As of March 31, 2022 and December 31, 2021, KBHT had total assets of $729,363 and $738,425, respectively. For the same periods, debt recourse to KBHT totaled $221,392 and $216,881, respectively, and non-recourse debt totaled $321,205 and $323,844, respectively. None of the debt is recourse to the Company. For the three months ended March 31, 2022 and 2021, KBHT had net income of $3,399 and $2,267, respectively, on gross income of $66,426 and $58,146, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

Note 14. Pending Merger with SUNS

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

The Merger Agreement contains customary representations and warranties by each of us, SUNS and the Investment Adviser. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of our and SUNS’s businesses during the period prior to the closing of the Mergers.

Consummation of the Mergers, which occurred on April 1, 2022, was subject to certain closing conditions as disclosed in the Merger Agreement.

Note 15. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Merger

On April 1, 2022, the Company completed its previously announced acquisition of SUNS. Pursuant to the Merger Agreement, Merger Sub was first merged with and into SUNS, with SUNS as the surviving corporation, and, immediately following the Merger, SUNS was then merged with and into the Company, with the Company as the surviving company. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of SUNS’s common stock was converted into the right to receive 0.7796 shares of the Company’s common stock (with SUNS’s stockholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result of the Mergers, the Company issued an aggregate of 12,511,825 shares of its common stock to former SUNS stockholders.

The Merger will be accounted for as an asset acquisition of SLR Senior Investment Corp. by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations – Related Issues, with the fair value of total consideration paid in conjunction with the Merger allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Merger. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill. The Company will be the accounting survivor of the Merger.

Letter Agreement

On April 1, 2022, in connection with the consummation of the Mergers, the Company entered into a letter agreement (the “Letter Agreement”) pursuant to which the Investment Adviser voluntarily agreed to a permanent 25 basis point reduction of the annual base management fee rate payable by the Company to the Investment Adviser pursuant to the Advisory Agreement, resulting in an annual base management fee rate payable by the Company to the Investment Adviser of 1.50% on gross assets up to 200% of the Company’s total net assets. The Company retained the annual base management fee rate payable by the Company to the Investment Adviser of 1.00% on gross assets that exceed 200% of the Company’s total net assets.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)

March 31, 2022

(in thousands, except share amounts)

Assumption of SUNS Credit Facility

On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to the Company’s assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SUNS Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS (as defined below), acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, the commitment under the SUNS Credit Facility is $225,000; however, the commitment can also be expanded up to $600,000. The stated interest rate on the SUNS Credit Facility is LIBOR plus 2.00%-2.50% with no LIBOR floor requirement and the current final maturity date is June 1, 2026. The SUNS Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SUNS Credit Facility and related transaction documents, the Company as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SUNS Credit Facility also includes usual and customary events of default for credit facilities of this nature.

Assumption of SUNS Notes

On April 1, 2022, the Company entered into an assumption agreement (the “Note Assumption Agreement”), effective as of the closing of the Mergers. The Note Assumption Agreement relates to the Company’s assumption of $85,000 in aggregate principal amount of five-year, 3.90% senior unsecured notes, due March 31, 2025 (the “SUNS Notes”) and other obligations of SUNS under the Note Purchase Agreement, dated as of March 31, 2020 (the “Note Purchase Agreement”), among SUNS and certain institutional investors. Interest on the SUNS Notes is due semi-annually on March 31 and September 30. Pursuant to the Note Assumption Agreement, the Company expressly assumed on behalf of SUNS the due and punctual payment of the principal of (and premium, if any) and interest on all the SUNS Notes outstanding, and the due and punctual performance and observance of every covenant and every condition of the Note Purchase Agreement, to be performed or observed by SUNS.

Dismissal of Merger Complaints

On April 1, 2022, each of the Neal Complaint and the Tobin Complaint was dismissed as to the named plaintiffs only with the Court retaining jurisdiction in connection with a possible future fee and expense application by plaintiffs.

On April 6, 2022, each of the Schumacher Complaint, the Kershner Complaint, the Sharp Complaint, the Ciccotelli Complaint and Justice Complaint was voluntarily dismissed.

On April 14, 2022, the Gates Complaint was voluntarily dismissed.

Distribution Declaration

On April 4, 2022, our Board declared a monthly distribution of $0.136667 per share payable on May 3, 2022 to holders of record as of April 21, 2022.

On May 3, 2022, our Board declared a monthly distribution of $0.136667 per share payable on June 2, 2022 to holders of record as of May 19, 2022.

Stock Repurchase Program

On May 3, 2022, our Board authorized a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 1, 2023 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Investment Corp.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of March 31, 2022, the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

May 3, 2022

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

•	the ability to realize the anticipated benefits of the Mergers;

•	the effects of disruption on our business from the Mergers;

•	the combined company’s plans, expectations, objectives and intentions as a result of the Mergers;

•

the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

SLR Investment Corp. (the “Company”, “SLRC”, “we” or “our”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, financing leases and to a lesser extent, unsecured loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives. Our investment activities are managed by SLR Capital Partners, LLC (the “Investment Adviser”) and supervised by the board of directors (the “Board)”, a majority of whom are non-interested, as such term is defined in the 1940 Act. SLR Capital Management, LLC (the “Administrator”) provides the administrative services necessary for us to operate.

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

Merger Agreement

On December 1, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with SLR Senior Investment Corp., a Maryland corporation (“SUNS”), Solstice Merger Sub, Inc., a Maryland corporation and our wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into SUNS, with SUNS continuing as the surviving company and as SUNS’s wholly-owned subsidiary (the “Merger,”) and, immediately thereafter, SUNS will merge with and into us, with us continuing as the surviving company (together with the Merger, the “Mergers”). Both the Board and SUNS’s board of directors, including all of the respective independent directors, in each case, on the recommendation of a special committee comprised solely of the independent directors of us and SUNS, as applicable, have approved the Merger Agreement and the transactions contemplated thereby.

The Merger Agreement contains customary representations and warranties by each of us, SUNS and the Investment Adviser. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of our and SUNS’s businesses during the period prior to the closing of the Mergers.

Consummation of the Mergers, which occurred on April 1, 2022, was subject to certain closing conditions as disclosed in the Merger Agreement.

Recent Developments

Mergers

On April 1, 2022, we completed our previously announced acquisition of SUNS. Pursuant to the Merger Agreement, Merger Sub was first merged with and into SUNS, with SUNS as the surviving corporation, and, immediately following the Merger, SUNS was then merged with and into us, with us as the surviving company. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of SUNS’s common stock was converted into the right to receive 0.7796 shares of our common stock (with SUNS’s stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the Mergers, we issued an aggregate of 12,511,825 shares of our common stock to former SUNS stockholders.

The Merger will be accounted for as an asset acquisition of SLR Senior Investment Corp. by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations – Related Issues, with the fair value of total consideration paid in conjunction with the Merger allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Merger. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill. The Company will be the accounting survivor of the Merger.

Letter Agreement

On April 1, 2022, in connection with the consummation of the Mergers, we entered into a letter agreement (the “Letter Agreement”) pursuant to which the Investment Adviser voluntarily agreed to a permanent 25 basis point reduction of the annual base management fee rate payable by us to the Investment Adviser pursuant to the Advisory Agreement, resulting in an annual base management fee rate payable by us to the Investment Adviser of 1.50% on gross assets up to 200% of our total net assets. We retained the annual base management fee rate payable by us to the Investment Adviser of 1.00% on gross assets that exceed 200% of our total net assets.

Assumption of SUNS Credit Facility

On April 1, 2022, we entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to our assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SUNS Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS (as defined below), acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, the commitment under the SUNS Credit Facility is $225 million; however, the commitment can also be expanded up to $600 million. The stated interest rate on the SUNS Credit Facility is LIBOR plus 2.00%-2.50% with no LIBOR floor requirement and the current final maturity date is June 1, 2026. The SUNS Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SUNS Credit Facility and related transaction documents, we as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SUNS Credit Facility also includes usual and customary events of default for credit facilities of this nature.

Assumption of SUNS Notes

On April 1, 2022, we entered into an assumption agreement (the “Note Assumption Agreement”), effective as of the closing of the Mergers. The Note Assumption Agreement relates to our assumption of $85 million in aggregate principal amount of five-year, 3.90% senior unsecured notes, due March 31, 2025 (the “SUNS Notes”) and other obligations of SUNS under the Note Purchase Agreement, dated as of March 31, 2020 (the “Note Purchase Agreement”), among SUNS and certain institutional investors. Interest on the SUNS Notes is due semi-annually on March 31 and September 30. Pursuant to the Note Assumption Agreement, we expressly assumed on behalf of SUNS the due and punctual payment of the principal of (and premium, if any) and interest on all the SUNS Notes outstanding, and the due and punctual performance and observance of every covenant and every condition of the Note Purchase Agreement, to be performed or observed by SUNS.

Dismissal of Merger Complaints

On April 1, 2022, each of the Neal Complaint (as defined in Part II, Item 1 – Legal Proceedings) and the Tobin Complaint (as defined in Part II, Item 1 – Legal Proceedings) was dismissed as to the named plaintiffs only with the Court retaining jurisdiction in connection with a possible future fee and expense application by plaintiffs.

On April 6, 2022, each of the Schumacher Complaint (as defined in Part II, Item 1 – Legal Proceedings), the Kershner Complaint (as defined in Part II, Item 1 – Legal Proceedings), the Sharp Complaint (as defined in Part II, Item 1 – Legal Proceedings), the Ciccotelli Complaint (as defined in Part II, Item 1 – Legal Proceedings) and Justice Complaint (as defined in Part II, Item 1 – Legal Proceedings) was voluntarily dismissed.

On April 14, 2022, the Gates Complaint (as defined in Part II, Item 1 – Legal Proceedings) was voluntarily dismissed.

Distribution Declaration

On April 4, 2022, the Board declared a monthly distribution of $0.136667 per share payable on May 3, 2022 to holders of record as of April 21, 2022.

On May 3, 2022, the Board declared a monthly distribution of $0.136667 per share payable on June 2, 2022 to holders of record as of May 19, 2022.

Stock Repurchase Program

On May 3, 2022, our Board authorized a program for the purpose of repurchasing up to $50 million of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 1, 2023 or until $50 million of our outstanding shares of common stock have been repurchased. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases.

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

Expenses

All investment professionals of the investment adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Investment Adviser. We bear all other costs and expenses of our operations and transactions, including (without limitation):

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

Portfolio and Investment Activity

During the three months ended March 31, 2022, we invested approximately $67.5 million across 14 portfolio companies. This compares to investing approximately $98.7 million in 15 portfolio companies for the three months ended March 31, 2021. Investments sold, prepaid or repaid during the three months ended March 31, 2022 totaled approximately $101.0 million versus approximately $67.0 million for the three months ended March 31, 2021.

At March 31, 2022, our portfolio consisted of 101 portfolio companies and was invested 23.2% in cash flow senior secured loans, 28.4% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”), 14.1% in Kingsbridge Holdings, LLC (“KBH”), 16.0% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”), and 18.3% in life science senior secured loans, in each case, measured at fair value, versus 105 portfolio companies and was invested 21.1% in cash flow senior secured loans, 25.8% in asset-based senior secured loans / SLR Credit, 13.7% in KBH, 18.2% in equipment senior secured financings / SLR Equipment, and 21.2% in life science senior secured loans, in each case, measured at fair value, at March 31, 2021.

At March 31, 2022, 79.4% or $1.15 billion of our income producing investment portfolio* is floating rate and 20.6% or $296.9 million is fixed rate, measured at fair value. At March 31, 2021, 72.8% or $1.14 billion of our income producing investment portfolio* is floating rate and 27.2% or $426.3 million is fixed rate, measured at fair value. As of March 31, 2022 and 2021, we had two and zero issuers, respectively, on non-accrual status.

*	We have included SLR Credit Solutions, SLR Equipment Finance and Kingsbridge Holdings, LLC within our income producing investment portfolio.

SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of March 31, 2022, total commitments to the revolving credit facility are $250 million.

As of March 31, 2022, SLR Credit had 24 funded commitments to 20 different issuers with total funded loans of approximately $305.6 million on total assets of $362.9 million. As of December 31, 2021, SLR Credit had 22 funded commitments to 19 different issuers with total funded loans of approximately $287.4 million on total assets of $347.8 million. As of March 31, 2022 and December 31, 2021, the largest loan outstanding totaled $34.4 million and $35.0 million, respectively. For the same periods, the average exposure per issuer was $15.3 million and $15.1 million, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $125.9 million and $100.7 million of borrowings outstanding at March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021, SLR Credit had net income of $2.8 million and $4.9 million, respectively, on gross income of $6.7 million and $9.7 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.

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

As of March 31, 2022, SLR Equipment had 134 funded equipment-backed leases and loans to 59 different customers with a total net investment in leases and loans of approximately $198.6 million on total assets of $252.8 million. As of December 31, 2021, SLR Equipment had 135 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $211.0 million on total assets of $264.0 million. As of March 31, 2022 and December 31, 2021, the largest position outstanding totaled $19.3 million and $19.2 million, respectively. For the same periods, the average exposure per customer was $3.4 million and $3.5 million, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $111.0 million and $118.0 million of borrowings outstanding at March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021, SLR Equipment had net income (loss) of $0.6 million and ($0.3) million, respectively, on gross income of $5.2 million and $4.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

Kingsbridge Holdings, LLC

On November 3, 2020, the Company acquired 87.5% of Kingsbridge Holdings, LLC (“KBH”) through KBH Topco LLC (“KBHT”), a newly formed Delaware corporation. KBH is a residual focused independent mid-ticket lessor of equipment primarily to U.S. investment grade companies. The Company invested $216.6 million to effect the transaction, of which $136.6 million was invested to acquire 87.5% of KBHT’s equity and $80.0 million in KBH’s debt. The existing management team of KBH committed to continue to lead KBH after the transaction. Following the transaction, the Company owns 87.5% of KBHT equity and the KBH management team owns the remaining 12.5% of KBHT’s equity.

As of March 31, 2022 and December 31, 2021, KBHT had total assets of $729.4 million and $738.4 million, respectively. For the same periods, debt recourse to KBHT totaled $221.4 million and $216.9 million, respectively, and non-recourse debt totaled $321.2 million and $323.8 million, respectively. None of the debt is recourse to the Company. For the three months ended March 31, 2022 and 2021, KBHT had net income of $3.4 million and $2.3 million, respectively, on gross income of $66.4 million and $58.1 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2022 and 2021, capitalized PIK income totaled $0.7 million and $1.7 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons are for the three months ended March 31, 2022 and March 31, 2021:

Investment Income

For the three months ended March 31, 2022 and 2021, gross investment income totaled $33.0 million and $35.9 million, respectively. The decrease in gross investment income for the year over year three month periods was primarily due to a reduction in non-recurring fee and other miscellaneous income.

Expenses

Expenses totaled $19.5 million and $20.4 million, respectively, for the three months ended March 31, 2022 and 2021, of which $7.2 million and $10.7 million, respectively, were base management fees and performance-based incentive fees and $8.3 million and $7.2 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $4.0 million and $2.5 million, respectively, for the three months ended March 31, 2022 and 2021. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses for the three months ended March 31, 2022 versus the three months ended March 31, 2021 was primarily due to the reduction in incentive fees. Partially offsetting the decrease were higher general and administrative expenses of approximately $1.5 million related to the Mergers.

Net Investment Income

The Company’s net investment income totaled $13.5 million and $15.5 million, or $0.32 and $0.37, per average share, respectively, for the three months ended March 31, 2022 and 2021.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $101 million and $67 million, respectively, for the three months ended March 31, 2022 and 2021. Net realized gains (losses) over the same periods were $0.03 million and ($0.4) million, respectively. Net realized gain for the three months ended March 31, 2022 was de minimis. Net realized losses for the three months ended March 31, 2021 were generally related to the sale of our legacy investment in B. Riley Financial, Inc.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2022 and 2021, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($12.0) million and $6.4 million, respectively. Net unrealized loss for the three months ended March 31, 2022 is primarily due to depreciation in the value of our investments in PhyMed Management LLC and Rug Doctor LLC, among others, partially offset by appreciation in the value of our investments in KBH Topco, LLC, SOC Telemed, Inc. and Cerapedics, Inc., among others. Net unrealized gain for the three months ended March 31, 2021 is primarily due to the reversal of previously recognized depreciation in our investment in B. Riley Financial, Inc. as well as appreciation in the value of our investments in Genmark Diagnostics, Inc., SLR Credit and Senseonics Holdings, Inc., among others, partially offset by the reversal of previously recognized appreciation in our investment in Cardiva Medical, Inc. as well as depreciation in the value of our investment in SOAGG, LLC, among others.

Net Increase in Net Assets From Operations

For the three months ended March 31, 2022 and 2021, the Company had a net increase in net assets resulting from operations of $1.5 million and $21.5 million, respectively. For the same periods, earnings per average share were $0.04 and $0.51, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility (as defined below), the 2022 Unsecured Notes, the 2022 Tranche C Notes, the 2023 Unsecured Notes, the 2024 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of March 31, 2022, we had a total of $516.0 million of unused borrowing capacity under the Credit Facility, subject to borrowing base limits.

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

On December 28, 2021, the Company closed on Amendment No. 1 to its August 28, 2019 senior secured credit agreement (the “Credit Facility”). Following the amendment, the Credit Facility is composed of $600 million of revolving credit and $100 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year.

On September 14, 2021, the Company closed a private offering of $50 million of the 2027 Unsecured Notes with a fixed interest rate of 2.95% and a maturity date of March 14, 2027. Interest on the 2027 Unsecured Notes is due semi-annually on March 14 and September 14. The 2027 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $580 million in cash equivalents as of March 31, 2022.

Debt

Unsecured Notes

On January 6, 2022, the Company closed a private offering of $135 million of the 2027 Series F Unsecured Notes with a fixed interest rate of 3.33% and a maturity date of January 6, 2027. Interest on the 2027 Series F Unsecured Notes is due semi-annually on January 6 and July 6. The 2027 Series F Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On September 14, 2021, the Company closed a private offering of $50 million of the 2027 Unsecured Notes with a fixed interest rate of 2.95% and a maturity date of March 14, 2027. Interest on the 2027 Unsecured Notes is due semi-annually on March 14 and September 14. The 2027 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

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

Revolving & Term Loan Facility

On December 28, 2021, the Company closed on Amendment No. 1 to the Credit Facility. Following the amendment, the Credit Facility is composed of $600 million of revolving credit and $100 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At March 31, 2022, outstanding USD equivalent borrowings under the Credit Facility totaled $184.0 million, composed of $84.0 million of revolving credit and $100.0 million of term loans.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At March 31, 2022, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of March 31, 2022:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility (1)	$84.0	$—	$—	$84.0	$—
Unsecured senior notes	631.0	246.0	125.0	260.0	—
Term loans	100.0	—	—	100.0	—

(1)	As of March 31, 2022, we had a total of $516.0 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

We have also entered into two contracts under which we have future commitments: the Advisory Agreement, pursuant to which the Investment Adviser has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which the Administrator has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the Advisory Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the Advisory Agreement and administration agreement without penalty upon 60 days’ written notice to the other. See note 3 to our Consolidated Financial Statements.

On July 31, 2017, the Company, NEFPASS LLC and NEFCORP LLC entered into a servicing agreement. NEFCORP LLC was engaged to provide NEFPASS LLC with administrative services related to the loans and capital leases held by NEFPASS LLC. NEFPASS LLC may terminate this agreement upon 30 days’ written notice to NEFCORP LLC.

Senior Securities

Information about our senior securities is shown in the following table (in thousands) as of the quarter ended March 31, 2022 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2022 (through March 31, 2022)	$84,000	$208	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
2022 Unsecured Notes
Fiscal 2022 (through March 31, 2022)	150,000	371	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2022 (through March 31, 2022)	21,000	52	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2022 (through March 31, 2022)	75,000	185	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2022 (through March 31, 2022)	125,000	309	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2026 Unsecured Notes
Fiscal 2022 (through March 31, 2022)	75,000	185	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2022 (through March 31, 2022)	50,000	124	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2022 (through March 31, 2022)	135,000	333	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2022 (through March 31, 2022)	100,000	247	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2022 (through March 31, 2022)	$815,000	$2,014	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of March 31, 2022, asset coverage was 201.4%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022	December 31, 2021
(in millions)
SLR Credit Solutions*	$44.3	$44.3
Arcutis Biotherapeutics, Inc.	43.5	43.5
Glooko, Inc.	25.1	25.1
BridgeBio Pharma, Inc.	23.0	23.0
CC SAG Holdings Corp. (Spectrum Automotive)	18.7	18.8
Inszone Mid, LLC	10.6	12.5
Vapotherm, Inc.	7.1	—
Ardelyx, Inc.	6.5	—
One Touch Direct, LLC	4.7	7.2
Ivy Fertility Services, LLC	4.5	4.5
SOC Telemed, Inc.	4.4	4.4
Maurices, Incorporated	4.2	5.7
NAC Holdings Corporation	4.0	4.8
RQM+ Corp.	3.8	3.8
Atria Wealth Solutions, Inc.	3.7	3.7
Rezolute, Inc.	2.8	5.7
Basic Fun, Inc.	2.7	1.9
Kid Distro Holdings, LLC	2.7	2.7
MMIT Holdings, LLC	2.3	2.0
Foundation Consumer Brands, LLC	2.3	2.3
SunMed Group Holdings, LLC	1.0	0.8
SLR Equipment Finance	1.0	5.0
Pinnacle Treatment Centers, Inc.	0.8	1.4
American Teleconferencing Services, Ltd.	0.6	0.6
Ultimate Baked Goods Midco LLC	0.6	0.8
Neuronetics, Inc.	—	2.2

Total Commitments	$224.9	$226.7

*	The Company controls the funding of the SLR Credit Solutions commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2022 and December 31, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2022
May 3, 2022	May 19, 2022	June 2, 2022	$0.136667
April 4, 2022	April 21, 2022	May 3, 2022	0.136667
March 1, 2022	March 18, 2022	April 1, 2022	0.41

Total 2022			$0.683334

Fiscal 2021
November 3, 2021	December 16, 2021	January 5, 2022	$0.41
August 3, 2021	September 23, 2021	October 5, 2021	0.41
May 5, 2021	June 23, 2021	July 2, 2021	0.41
February 24, 2021	March 18, 2021	April 2, 2021	0.41

Total 2021			$1.64

Fiscal 2020
November 5, 2020	December 17, 2020	January 5, 2021	$0.41
August 4, 2020	September 17, 2020	October 2, 2020	0.41
May 7, 2020	June 18, 2020	July 2, 2020	0.41
February 20, 2020	March 19, 2020	April 3, 2020	0.41

Total 2020			$1.64

Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly distributions, if any, will be determined by the Board. We expect that our distributions to stockholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable return of capital, if any, as applicable.

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into the Advisory Agreement with the Investment Adviser. Mr. Gross, our Chairman, Co-Chief Executive Officer and President and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Investment Adviser. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for the Investment Adviser.

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

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans and SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for SCP Private Credit Income BDC LLC and SLR HC BDC LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

Related party transactions may occur among us, SLR Credit, Equipment Operating Leases LLC, KBH, Loyer Capital LLC, SLR Business Credit, SLR Healthcare ABL and SLR Equipment. These transactions may occur in the normal course of business. No administrative or other fees are paid to the Investment Adviser by SLR Credit, Equipment Operating Leases LLC, KBH, Loyer Capital LLC, SLR Business Credit, SLR Healthcare ABL or SLR Equipment.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended March 31, 2022, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of March 31, 2022 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by seven cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2022 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately four cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2022, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase in Net Investment Income Per Share Per Year	0.07	$0.04

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2022 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Other than as described below, we, the Administrator and the Investment Adviser are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations beyond what has been disclosed within these financial statements.

On January 17, 2022, a stockholder complaint was filed in the United States District Court for the Eastern District of New York, against the Company and the members of the Board, entitled Gates v. SLR Investment Corp., et al., No. 1:22-cv-00261 (the “Gates Complaint”). On January 21, 2022, a stockholder complaint was filed in the United States District Court for the Southern District of New York, against the Company and the members of the Board, entitled Shumacher v. SLR Investment Corp., et al., No. 1:22-cv-00576 (the “Shumacher Complaint”).

On January 31, 2022, two putative class action stockholder complaints were filed in the Circuit Court for Baltimore City, Maryland against SUNS and the members of the Board of Directors of SUNS (the “SUNS Board”), captioned respectively Neal v. Gross, et al., No. 24-C-22-000557 (Md. Cir. Ct. Baltimore City) (the “Neal Complaint”), and Tobin v. Gross, et al., 24-C-22-000558 (Md. Cir. Ct. Baltimore City) (the “Tobin Complaint”).

On February 8, 2022, a stockholder complaint was filed in the United States District Court for the Southern District of New York, against SUNS and the members of the SUNS Board, entitled Kershner v. SLR Senior Investment Corp., et al., No. 1:22-cv-01096 (the “Kershner Complaint”). On February 21, 2022, a stockholder complaint was filed in the United States District Court for the Southern District of New York, against SUNS and the members of the SUNS Board, entitled Sharp v. SLR Senior Investment Corp., et al., No. 1:22-cv-01418 (the “Sharp Complaint”). On February 22, 2022, a stockholder complaint was filed in the United States District Court for the Southern District of New York, against SUNS, the members of the SUNS Board, us, and the Investment Adviser, entitled Ciccotelli v. SLR Senior Investment Corp., et al., No. 1:22-cv-01454 (the “Ciccotelli Complaint”). On February 22, 2022, a stockholder complaint was filed in the United States District Court for the Eastern District of Pennsylvania, against SUNS and the members of the SUNS Board entitled Justice v. SLR Senior Investment Corp., et al., No. 2:22-cv-00673 (the “Justice Complaint,” and together with the Gates Complaint, the Schumacher Complaint, the Neal Complaint, the Tobin Complaint, the Kershner Complaint, the Sharp Complaint, the Ciccotelli Complaint and the Justice Complaint, the “Merger Complaints”).

Each of the Gates and Schumacher Complaints alleged, among other things, that the joint proxy statement/prospectus initially filed with the SEC on December 16, 2021 contained materially misleading and incomplete disclosures. Each of the Gates and Schumacher Complaints sought, among other things, that supplemental disclosures be made to the joint proxy statement/ prospectus to address the alleged materially misleading and incomplete disclosures. As a result of the alleged omissions, each of the Gates and Schumacher Complaints sought to hold the Company and its directors liable for violating Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and additionally sought to hold the Company’s directors liable as control persons pursuant to Section 20(a) of the Exchange Act.

Each of the Neal and Tobin Complaints alleged, among other things, that the members of the SUNS Board breached their fiduciary duties when they approved the proposed merger between SUNS and the Company, and that the disclosures in the joint proxy statement/prospectus initially filed with the SEC on December 16, 2021 contained materially misleading and incomplete disclosures. Each of Neal and Tobin Complaints raised these claims under Maryland law, and sought: (i) certification that the case can be maintained as a class action, with the plaintiff named as a representative of the proposed class (consisting of the public shareholders of SUNS); (ii) an order enjoining the shareholder vote to approve the proposed merger between SUNS and the Company; and (iii) rescission of the proposed merger between SUNS and the Company. These cases were dismissed as to the named plaintiffs only on April 1, 2022 with the Court retaining jurisdiction in connection with a possible future fee and expense application by plaintiffs.

The defendants believe that the Company made complete disclosure of all information required to be disclosed to ensure that the Company’s stockholders were able to make an informed vote at the Company’s Special Meeting of Stockholders held on March 22, 2022 and that the additional disclosures requested by the plaintiff were immaterial and/or were included in the preliminary joint proxy statement/prospectus filed as part of the Company’s Registration Statement on Form N-14 on December 16, 2021. Accordingly, the defendants believe these claims are without merit and intend to vigorously defend against them. However, in an attempt to reduce the costs, risks and uncertainties inherent in litigation and to maximize the Company’s net asset value at the time of the Mergers, the Company determined to voluntarily include certain supplemental disclosures in its Current Report on Form 8-K filed on March 14, 2022. The inclusion of such disclosures shall not be deemed an admission of the legal necessity or materiality of any of these disclosures under applicable law. Rather, the Company and the Board specifically denied all allegations in the Merger Complaints that any additional disclosure was or is required.

On April 1, 2022, each of the Neal Complaint and the Tobin Complaint was dismissed as to the named plaintiffs only with the Court retaining jurisdiction in connection with a possible future fee and expense application by plaintiffs.

On April 6, 2022, each of the Schumacher Complaint, the Kershner Complaint, the Sharp Complaint, the Ciccotelli Complaint and Justice Complaint was voluntarily dismissed.

On April 14, 2022, the Gates Complaint was voluntarily dismissed.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the March 1, 2022 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the period ended March 31, 2022 to the risk factors discussed in “Risk Factors” in the March 1, 2022 filing of our Annual Report on Form 10-K.

We may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of SUNS’s investment portfolio with ours and the integration of SUNS’s business with our business. There can be no assurance that SUNS’s investment portfolio or business can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of SUNS’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

We expect to achieve certain synergies and cost savings from the Mergers when the two companies have fully integrated their portfolios. It is possible that the estimates of these synergies and potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine our operations and SUNS’s operations in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to successfully combine SUNS’s investment portfolio or business with our operations, the anticipated synergies and cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

On February 24, 2022, the Russian military commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Following such invasion, the United

States and several European nations announced sanctions against Russia. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2022.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

2.1	Agreement and Plan of Merger among SLR Investment Corp., SLR Senior Investment Corp., Solstice Merger Sub, Inc. and SLR Capital Partners, LLC (for the limited purposes set forth therein), dated as of December 1, 2021(7)

3.1	Articles of Amendment and Restatement(1)

3.2	Second Amended and Restated Bylaws(7)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(4)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023(5)

10.1	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and SLR Senior Investment Corp., as the contributor(3)

10.2	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through the Tenth Amendment dated as of December 29, 2021), by and among SLR Senior Investment Corp., as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian*

10.3	Letter Agreement, dated as of April 1, 2022, between SLR Investment Corp. and SLR Capital Partners, LLC(8)

10.4	Credit Facility Assumption Agreement, dated as of April 1, 2022, by SLR Investment Corp.(8)

10.5	Assumption Agreement, dated as of April 1, 2022, made by SLR Investment Corp. for the benefit of the holders of Notes issues under the Note Purchase Agreement(7)

10.6	Note Purchase Agreement, dated as of March 31, 2020, between SLR Senior Investment Corp. and the purchasers party thereto(6)

Exhibit Number	Description

23.1	Awareness Letter of Independent Registered Public Accounting Firm*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 8-K (File No. 814-00849) filed on August 31, 2011.
(4)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(5)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.
(6)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 10-Q (File No. 814-00849) filed on May 7, 2020.
(7)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on December 1, 2021.
(8)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on April 1, 2022.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2022.

SLR INVESTMENT CORP.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)