Form 10-Q
period 2022-06-30
SLR Investment Corp.
filed 2022-08-02
CIK 1418076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2022

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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of July 29, 2022 was 54,772,651.

SLR INVESTMENT CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of June 30, 2022 (unaudited) and December 31, 2021	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2022 (unaudited) and the three and six months ended June 30, 2021 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2022 (unaudited) and the three and six months ended June 30, 2021 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2022 (unaudited) and the six months ended June 30, 2021 (unaudited)	6

	Consolidated Schedule of Investments as of June 30, 2022 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2021	12

	Notes to Consolidated Financial Statements (unaudited)	17

	Report of Independent Registered Public Accounting Firm	38

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	56

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Mine Safety Disclosures	57

Item 5.	Other Information	57

Item 6.	Exhibits	57

	Signatures	59

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Investment Corp. unless the context states otherwise.

Item 1.	Financial Statements
SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share amounts)

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Investments at fair value:
Companies less than 5% owned (cost: $1,248,727 and $985,088, respectively)	$1,197,877	$964,379
Companies more than 25% owned (cost: $819,161 and $711,865, respectively)	795,833	706,203
Cash	28,885	2,935
Cash equivalents (cost: $348,892 and $320,000, respectively)	348,819	320,000
Dividends receivable	10,643	9,028
Interest receivable	8,384	6,521
Receivable for investments sold	1,085	1,378
Prepaid expenses and other assets	927	567

Total assets	$2,392,453	$2,011,011

Liabilities
Debt ($1,006,600 and $818,500 face amounts, respectively, reported net of unamortized debt issuance costs /market discount of $8,519 and $6,462, respectively. See notes 6 and 7)	$998,081	$812,038
Payable for investments and cash equivalents purchased	348,912	320,041
Distributions payable	7,486	17,327
Management fee payable (see note 3)	6,916	7,435
Performance-based incentive fee payable (see note 3)	3,376	1,864
Interest payable (see note 7)	7,110	4,492
Administrative services payable (see note 3)	956	2,689
Other liabilities and accrued expenses	4,463	2,844

Total liabilities	$1,377,300	$1,168,730

Commitments and contingencies (see note 10)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 54,772,651 and 42,260,826 shares issued and outstanding, respectively	$548	$423
Paid-in capital in excess of par	1,163,713	936,999
Accumulated distributable net loss	(149,108)	(95,141)

Total net assets	$1,015,153	$842,281

Net Asset Value Per Share	$18.53	$19.93

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$28,855	$22,483	$49,517	$43,315
Companies more than 25% owned	1,922	2,886	4,483	5,771
Dividends:
Companies less than 5% owned	—	—	—	133
Companies more than 25% owned	11,083	9,832	20,798	19,407
Other income:
Companies less than 5% owned	925	356	988	2,818
Companies more than 25% owned	(5)	15	—	15

Total investment income	42,780	35,572	75,786	71,459

EXPENSES:
Management fees (see note 3)	$6,913	$6,890	$14,129	$13,700
Performance-based incentive fees (see note 3)	4,734	3,879	4,734	7,746
Interest and other credit facility expenses (see note 7)	10,352	7,146	18,680	14,375
Administrative services expense (see note 3)	1,369	1,375	2,552	2,735
Other general and administrative expenses	476	763	3,277	1,918

Total expenses	23,844	20,053	43,372	40,474

Performance-based incentive fees waived (see note 3)	(1,358)	—	(1,358)	—

Net expenses	22,486	20,053	42,014	40,474

Net investment income	$20,294	$15,519	$33,772	$30,985

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$(105)	$561	$(75)	$195

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(11,764)	1,745	(25,262)	7,791
Companies more than 25% owned	(24,071)	742	(22,618)	1,106

Net change in unrealized gain (loss) on investments and cash equivalents	(35,835)	2,487	(47,880)	8,897

Net realized and unrealized gain (loss) on investments and cash equivalents	(35,940)	3,048	(47,955)	9,092

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(15,646)	$18,567	$(14,183)	$40,077

EARNINGS (LOSS) PER SHARE (see note 5)	$(0.29)	$0.44	$(0.29)	$0.95

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income	$20,294	$15,519	$33,772	$30,985
Net realized gain (loss)	(105)	561	(75)	195
Net change in unrealized gain (loss)	(35,835)	2,487	(47,880)	8,897

Net increase (decrease) in net assets resulting from operations	(15,646)	18,567	(14,183)	40,077

Distributions to stockholders:
From net investment income	(22,457)	(17,327)	(39,784)	(34,654)

Capital transactions (see note 12) :
Issuance of common stock	226,839	—	226,839	—

Total increase in net assets	188,736	1,240	172,872	5,423
Net assets at beginning of period	826,417	856,206	842,281	852,023

Net assets at end of period	$1,015,153	$857,446	$1,015,153	$857,446

Capital stock activity (see note 12) :
Issuance of common stock	12,511,825	—	12,511,825	—

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six months ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(14,183)	$40,077
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain) loss on investments and cash equivalents	75	(195)
Net change in unrealized (gain) loss on investments	47,880	(8,897)
(Increase) decrease in operating assets:
Purchase of investments	(160,973)	(167,690)
Proceeds from disposition of investments	179,122	215,346
Net accretion of discount on investments	(4,769)	(3,091)
Capitalization of payment-in-kind income	(1,019)	(3,328)
Collections of payment-in-kind income	898	846
Receivable for investments sold	293	94
Interest receivable	(1,863)	(41)
Dividends receivable	(1,615)	(1,083)
Prepaid expenses and other assets	(360)	(128)
Cash acquired in merger	2,313	—
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	28,871	45,229
Management fee payable	(519)	355
Performance-based incentive fee payable	1,512	3,088
Administrative services expense payable	(1,733)	(965)
Interest payable	2,618	135
Other liabilities and accrued expenses	1,619	55
Deferred financing costs/market discount	1,009	797

Net Cash Provided by Operating Activities	79,176	120,604

Cash Flows from Financing Activities:
Cash distributions paid	(49,625)	(34,654)
Proceeds from unsecured borrowings	134,914	—
Repayment of unsecured borrowings	(150,000)	—
Proceeds from secured borrowings	338,404	199,000
Repayment of secured borrowings	(298,100)	(206,000)

Net Cash Used in Financing Activities	(24,407)	(41,654)

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,769	78,950
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	322,935	388,776

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$377,704	$467,726

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,062	$14,240
Issuance of shares in connection with the Merger (1)	226,839	—

(1)
On April 1, 2022, in connection with the Merger (as defined in Note 1 “Organization”), the Company acquired net assets of $244,691 for the total stock consideration of $226,839. For further details, refer to Note 16 “Merger with SUNS”.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
June 30, 2022
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)		Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 116.1%
First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation(18)	Health Care Providers & Services	L+550		1.00%	6.90%	5/7/2018	5/9/2025	$17,249	$16,936	$17,249
All State Ag Parts, LLC(18)	Trading Companies & Distributors	S+500		1.00%	7.84%	4/1/2022	9/1/2026	2,502	2,409	2,464
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	7.50%	5/5/2016	9/9/2021	36,135	25,926	—
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	7.50%	9/17/2021	9/30/2022	6,605	6,450	1,292
AmeriMark Intermediate Holdings, LLC(14)	Internet & Catalog Retail	L+600		1.00%	9.58%	7/28/2021	10/15/2026	24,909	24,472	24,410
Atria Wealth Solutions, Inc	Diversified Financial Services	S+600		1.00%	8.29%	9/14/2018	2/29/2024	7,321	7,305	7,321
Basic Fun, Inc	Specialty Retail	L+550		1.00%	7.10%	10/30/2020	10/30/2023	2,580	2,562	2,580
BayMark Health Services, Inc.(18)	Health Care Providers & Services	L+500		1.00%	6.51%	4/1/2022	6/11/2027	12,425	11,915	12,425
CC SAG Holdings Corp. (Spectrum Automotive)(18)	Diversified Consumer Services	L+575		0.75%	8.00%	6/29/2021	6/29/2028	16,837	16,499	16,837
Composite Technology Acquisition Corp.(18)	Building Products	L+500		1.00%	6.50%	4/1/2022	2/1/2025	11,285	10,746	11,172
DISA Holdings Acquisition Subsidiary Corp.(18)	Professional Services	L+400		1.00%	5.31%	4/1/2022	12/31/2022	8,578	8,341	8,578
Enhanced Permanent Capital, LLC(3)	Capital Markets	L+700		1.00%	8.00%	12/29/2020	12/29/2025	35,205	34,394	35,205
ENS Holdings III Corp. & ES Opco USA LLC (Bluefin)(18)	Trading Companies & Distributors	L+475		1.00%	7.00%	4/1/2022	12/31/2025	6,245	5,994	6,245
Enverus Holdings, Inc. (fka Drilling Info Holdings)(18)	IT Services	L+450		—	6.17%	4/1/2022	7/30/2025	11,249	10,702	11,249
Erie Construction Mid-west, LLC(18)	Building Products	L+475		1.00%	5.75%	4/1/2022	7/30/2027	9,143	8,768	9,143
Foundation Consumer Brands, LLC(18)	Personal Products	L+550		1.00%	6.92%	2/12/2021	2/12/2027	42,087	41,019	41,666
GSM Acquisition Corp.(18)	Leisure Equipment & Products	S+500		1.00%	6.11%	4/1/2022	11/16/2026	11,483	10,955	11,369
Higginbotham Insurance Agency, Inc.(18)	Insurance	L+550		0.75%	7.17%	4/1/2022	11/25/2026	6,254	5,999	6,254
High Street Buyer, Inc.(18)	Insurance	L+600		0.75%	6.75%	4/1/2022	4/16/2028	7,721	7,259	7,721
Human Interest Inc	Internet Software & Services	S+785		1.00%	8.86%	6/30/2022	7/1/2027	20,104	19,702	19,702
iCIMS, Inc.	Software	L+650		1.00%	7.72%	9/7/2018	9/12/2024	19,341	19,157	19,341
Inszone Mid, LLC	Insurance	L+575		1.00%	6.79%	9/28/2021	6/30/2026	15,586	15,446	15,586
Ivy Fertility Services, LLC	Health Care Providers & Services	L+625		1.00%	7.37%	12/22/2021	2/25/2026	29,876	29,116	29,876
Kaseya, Inc	Software	S+575		0.75%	8.29%	6/22/2022	6/25/2029	32,426	31,941	31,939
Kid Distro Holdings, LLC (Distro Kid)	Software	L+575		1.00%	8.63%	9/24/2021	10/1/2027	29,593	29,062	29,593
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700		1.00%	8.00%	12/21/2018	12/21/2024	80,000	79,755	79,200
KORE Wireless Group, Inc.(18)	Wireless Telecommunication Services	L+550		—	7.75%	12/21/2018	12/21/2024	48,024	47,220	48,024
Logix Holding Company, LLC(18)	Communications Equipment	L+575		1.00%	7.42%	9/14/2018	12/22/2024	14,009	13,294	13,589
Maurices, Incorporated(18)	Specialty Retail	L+675		1.00%	7.81%	8/27/2021	6/1/2024	7,587	7,425	7,587
MMIT Holdings, LLC	IT Services	L+625		1.00%	8.50%	9/21/2021	9/15/2027	30,585	30,142	30,585
NAC Holdings Corporation (Jaguar)(18)	Insurance	L+525		1.00%	7.44%	7/30/2021	9/28/2024	25,962	25,506	25,962
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+500		1.00%	6.17%	4/1/2022	6/2/2024	2,493	2,355	2,443
OIS Management Services, LLC	Health Care Providers & Services	S+475		1.00%	6.95%	4/11/2022	7/9/2026	1,581	1,558	1,557
One Touch Direct, LLC	Commercial Services & Supplies	P+75		—	5.50%	4/3/2020	9/30/2022	3,507	3,507	3,507
Peter C. Foy & Associates Insurance Services, LLC	Insurnace	L+600		0.75%	7.39%	4/1/2022	11/1/2028	3,429	3,377	3,429
PhyNet Dermatology LLC	Health Care Providers & Services	L+600	(17)	1.00%	8.45%	9/5/2018	8/16/2024	14,538	14,489	14,538
Pinnacle Treatment Centers, Inc.(18)	Health Care Providers & Services	L+575		1.00%	6.99%	1/22/2020	12/31/2022	16,252	16,121	16,252
Plastics Management, LLC(18)	Health Care Providers & Services	S+500		1.00%	6.08%	4/1/2022	8/18/2027	9,145	8,788	9,053
PPT Management Holdings, LLC(18)	Health Care Providers & Services	L+850	(15)	1.00%	9.50%	9/14/2018	12/16/2022	30,389	29,325	26,439
RQM+ Corp.(18)	Life Sciences Tools & Services	L+575		1.00%	6.75%	8/20/2021	8/12/2026	21,862	21,501	21,862
RSC Acquisition, Inc.(18)	Insurance	S+550		0.75%	6.74%	4/1/2022	11/1/2026	3,902	3,743	3,902
RxSense Holdings LLC(18)	Diversified Consumer Services	L+500		1.00%	6.67%	4/1/2022	3/13/2026	11,805	11,329	11,805
SHO Holding I Corporation (Shoes for Crews)(18)	Footwear	L+523		1.00%	6.49%	4/1/2022	4/27/2024	5,734	5,271	5,448
Southern Orthodontic Partners Management, LLC	Health Care Providers & Services	S+575		1.00%	7.90%	6/3/2022	1/27/2026	531	526	526
Stryten Energy LLC	Auto Parts & Equipment	L+800		1.00%	9.67%	8/11/2021	10/12/2026	26,053	25,590	26,053
SunMed Group Holdings, LLC(18)	Health Care Equipment & Supplies	L+575		0.75%	7.32%	6/16/2021	6/16/2028	25,075	24,529	25,075
TAUC Management, LLC(18)	Health Care Providers & Services	L+525		1.00%	6.67%	4/1/2022	2/12/2027	6,929	6,583	6,860
Tilley Distribution, Inc.(18)	Trading Companies & Distributors	L+600		1.00%	7.67%	4/1/2022	12/31/2026	10,278	9,758	10,278
Ultimate Baked Goods Midco LLC (Rise Baking)(18)	Packaged Foods & Meats	L+650		1.00%	8.17%	8/12/2021	8/13/2027	25,902	25,061	25,255
Vessco Midco Holdings, LLC(18)	Water Utilities	L+450		1.00%	6.00%	4/1/2022	11/2/2026	1,193	1,129	1,181
World Insurance Associates, LLC(18)	Insurance	L+575		1.00%	6.99%	4/1/2022	4/1/2026	15,738	15,120	15,424

Total First Lien Bank Debt/Senior Secured Loans									$836,077	$815,051

Second Lien Asset-Based Senior Secured Loans
ACRES Commercial Mortgage, LLC	Diversified Financial Services	L+705		1.00%	8.31%	12/24/2021	8/21/2028	29,925	$29,362	$29,925
Varilease Finance, Inc.	Multi-Sector Holdings	L+750		1.00%	8.50%	8/22/2014	11/15/2025	29,563	29,478	29,563

Total Second Lien Asset-Based Senior Secured Loans									$58,840	$59,488

Second Lien Bank Debt/Senior Secured Loans
PhyMed Management LLC**	Health Care Providers & Services	L+1500	(16)	1.00%	16.00%	12/18/2015	9/30/2022	37,819	$37,757	$3,782
Rug Doctor LLC** (2)	Diversified Consumer Services	L+975	(11)	1.50%	11.25%	12/23/2013	5/16/2023	12,513	11,809	6,257

Total Second Lien Bank Debt/Senior Secured Loans									$49,566	$10,039

First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.(18)	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	$23,159	$23,753	$24,433
Apeel Technology, Inc	Biotechnology	S+625		1.00%	7.74%	6/29/2022	6/1/2027	3,643	3,606	3,606
Arcutis Biotherapeutics, Inc.(3)	Pharamceuticals	L+745		0.10%	8.57%	12/22/2021	1/1/2027	25,068	24,999	25,068
Ardelyx, Inc.	Pharmaceuticals	L+795		0.10%	9.07%	2/23/2022	3/1/2027	9,475	9,378	9,452
Axcella Health Inc.	Pharmaceuticals	L+860		0.10%	9.72%	9/2/2021	9/1/2026	9,278	9,377	9,371
BridgeBio Pharma, Inc.(3)	Biotechnology	—		—	9.00%	11/17/2021	11/17/2026	39,221	38,579	38,828
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725		2.45%	9.70%	6/28/2019	1/1/2024	16,400	16,803	16,851
Cerapedics, Inc.(18)	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2025	30,982	31,946	33,151
Glooko, Inc.(18)	Health Care Technology	L+790		0.10%	9.02%	9/30/2021	10/1/2026	9,927	9,871	9,927
Neuronetics, Inc.(18)	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	18,012	18,325	18,418
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+1405		0.10%	15.17%	7/30/2018	7/1/2023	18,879	18,221	19,194
Rubius Therapeutics, Inc.(18)	Pharmaceuticals	L+550		2.10%	7.60%	12/21/2018	6/1/2026	46,473	47,407	47,635
scPharmaceuticals, Inc.(18)	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	3,376	3,451	3,452
Vapotherm, Inc.	Health Care Equipment & Supplies	L+830		0.10%	9.42%	2/18/2022	2/1/2027	34,455	33,927	34,283

Total First Lien Life Science Senior Secured Loans									$289,643	$293,669

Total Senior Secured Loans									$1,234,126	$1,178,247

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
June 30, 2022
(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 25.2%
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-9.64%		2/12/2021	3/1/2025-12/1/2026	$2,691	$2,688	$2,688
Air Methods Corporation (10)	Airlines	7.08-7.13%		11/3/2021	11/3/2026-11/23/2026	3,835	3,906	3,835
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%		3/29/2019	8/1/2022	2,027	2,027	2,047
Blackhawk Mining, LLC (10)	Oil, Gas & Consumable Fuels	11.17%		2/16/2018	11/1/2022	645	639	644
Boart Longyear Company (10)	Metals & Mining	9.06-10.44%		5/28/2020	7/1/2024-1/1/2026	4,633	4,633	4,633
Capital City Jet Center, Inc. (10)	Airlines	10.00%		4/4/2018	10/4/2023-6/22/26	2,682	2,682	2,644
Champion Air, LLC (10)	Airlines	10.00%		3/19/2018	1/1/2023	1,378	1,378	1,378
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	8.87-13.01%		5/27/2021	6/1/2025-7/1/2027	3,200	3,200	3,200
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%		2/2/2021	1/1/2026	2,093	2,120	2,093
EasyPak, LLC (10)	Containers & Packaging	9.01%		1/6/2021	1/1/2024	450	450	450
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%		9/30/2020	10/1/2027	5,602	5,636	5,602
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	7.53-8.37%		4/27/2018	8/1/2022-4/27/2025	11,525	11,525	11,250
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50-9.02%		10/28/2021	11/1/2026-4/1/2027	3,248	3,252	3,248
First National Capital, LLC (10)	Diversified Financial Services	9.00%		11/5/2021	8/1/2026	7,949	7,949	7,949
Freightsol LLC (10)	Road & Rail	12.51-12.89%		4/9/2019	11/1/2023	1,081	1,091	1,081
Garda CL Technical Services, Inc. (10)	Commercial Services & Supplies	8.30-8.77%		3/22/2018	6/5/2023-10/5/2023	865	865	863
Georgia Jet, Inc. (10)	Airlines	8.00%		12/4/2017	1/4/2024	614	614	614
GMT Corporation (10)	Machinery	10.71%		10/23/2018	10/1/2025	5,183	5,189	5,183
Haljoe Coaches USA, LLC (10)	Road & Rail	8.53%		7/31/2017	7/1/2024	508	508	438
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%		10/8/2021	11/1/2025	1,139	1,139	1,139
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%		11/15/2018	5/1/2024-9/1/2025	354	354	345
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%		6/23/2021	6/23/2025	7,149	7,199	7,149
Kool Pak, LLC (10)	Road & Rail	8.58%		2/5/2018	3/1/2024	271	271	271
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%		5/16/2019	5/16/24-9/25/24	11,000	11,000	10,725
Lux Credit Consultants, LLC (10)	Road & Rail	8.28-9.72%		6/17/2021	12/1/2024-5/1/2026	12,379	12,379	12,379
Lux Vending, LLC (10)	Consumer Finance	12.46-13.26%		8/20/2021	8/20/2024-10/1/2024	2,096	2,136	2,096
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%		7/31/2017	2/28/2025	426	423	426
Rane Light Metal Castings Inc. (10)	Machinery	10.00%		6/1/2020	7/1/2024	208	208	208
Rango, Inc. (10)	Commercial Services & Supplies	9.33-9.79%		9/24/2019	4/1/2023-11/1/2024	2,797	2,827	2,745
Rossco Crane & Rigging, Inc. (10)	Commercial Services & Supplies	11.53%		8/25/2017	9/1/2022	33	33	32
Royal Coach Lines, Inc.(10)	Road & Rail	9.56%		11/21/2019	8/1/2025	919	919	839
Royal Express Inc. (10)	Road & Rail	9.53%		1/17/2019	2/1/2024	558	563	558
Sidelines Tree Service LLC (10)	Diversified Consumer Services	10.25%		7/31/2017	10/1/2022	29	29	28
SLR Equipment Finance(2)	Multi-Sector Holdings	8.50%		1/24/2022	1/24/2023	5,000	5,000	5,000
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82%		6/30/2022	7/1/2029	1,630	1,630	1,630
ST Coaches, LLC (10)	Road & Rail	8.22-8.58%		7/31/2017	10/1/2022-1/25/2025	1,857	1,857	1,774
Star Coaches Inc. (10)	Road & Rail	8.42%		3/9/2018	4/1/2025	3,149	3,149	2,826
Superior Transportation, Inc. (10)	Road & Rail	10.22-10.63%		7/31/2017	1/1/2026	4,024	4,024	4,024
The Smedley Company & Smedley Services, Inc. (10)..	Commercial Services & Supplies	4.07%		7/31/2017	1/1/2028	2,813	2,813	2,813
TMT Barges, LLC(10)	Oil, Gas & Consumable Fuels	7.28%		6/7/2022	8/31/2026	8,400	8,317	8,319
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-8.75%		10/8/2021	11/1/2024-12/1/2026	678	678	678
Trolleys, Inc. (10)	Road & Rail	9.99%		7/18/2018	8/1/2022	1,145	1,145	1,122
Up Trucking Services, LLC (10)	Road & Rail	11.21%		3/23/2018	8/1/2024	576	582	576
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%		7/11/2019	8/1/2024-8/1/2026	2,288	2,288	2,245
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%		7/31/2019	8/1/2024-10/5/25	740	742	740
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%		12/27/2019	1/1/2025	469	469	451

						Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(19)*	Multi-Sector Holdings			7/31/2017		200	145,000	125,000

Total Equipment Financing							$277,526	$255,978

Preferred Equity – 0.4%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00	% (11)	6/8/2012	6/30/2023	55,415	$5,542	$4,405

Total Preferred Equity							$5,542	$4,405

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
June 30, 2022
(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—54.7%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	6,347	$106	$—
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	100
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	112
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	260,000	129	379
KBH Topco LLC (Kingsbridge) (2)(5)(20)	Multi-Sector Holdings	11/3/2020	73,500,000	136,596	149,496
RD Holdco Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	—
RD Holdco Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	—
RD Holdco Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	469,353	235	483
SLR Business Credit (2)(3)(21)	Diversified Financial Services	4/1/2022	100	76,583	79,500
SLR Credit Solutions (2)(3)(22)	Diversified Financial Services	12/28/2012	280,303	280,737	290,000
SLR Healthcare ABL (2)(3)(23)	Diversified Financial Services	4/1/2022	32,839	34,335	35,000
TwentyEighty Investors, LLC*	Professional Services	4/1/2022	17,214	5	5
Vapotherm, Inc. Warrants(3)*	Health Care Equipment & Supplies	2/18/2022	36,996	210	5
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	33,430	152	—

Total Common Equity/Equity Interests/Warrants				$550,694	$555,080

Total Investments (6) — 196.4%				$2,067,888	$1,993,710

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 34.4%
U.S. Treasury Bill	Government	6/30/2022	9/15/2022	$350,000	$348,892	$348,819

Total Investments & Cash Equivalents —230.8%					$2,416,780	$2,342,529
Liabilities in Excess of Other Assets — (130.8%)						(1,327,376)

Net Assets — 100.0%						$1,015,153

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of June 30, 2022.

(2)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2022 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2021	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend Income	Fair Value at June 30, 2022
Equipment Operating Leases, LLC	$18,939	$—	$8,145	$—	$456	$508	$11,250
Kingsbridge Holdings, LLC	80,000	—	—	—	(843)	3,260	79,200
KBH Topco, LLC (Kingsbridge)	145,996	—	—	—	3,500	7,000	149,496
Loyer Capital LLC	10,725	—	—	—	—	571	10,725
RD Holdco Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco Inc. (Rug Doctor, class B)..	5,216	—	—	—	(5,216)	—	—
RD Holdco Inc. (Rug Doctor, warrants)..	—	—	—	—	—	—	—
Rug Doctor LLC	11,829	685	—	—	(5,563)	(18)	6,257
SLR Business Credit	—	80,000	—	—	(500)	1,650	79,500
SLR Credit Solutions	298,766	—	—	—	(8,766)	10,500	290,000
SLR Equipment Finance (equity)	129,102	—	—	—	(4,102)	—	125,000
SLR Equipment Finance (debt)	—	5,000	—	—	—	162	5,000
SLR Healthcare ABL	—	35,867	—	—	(867)	865	35,000
SOAGG LLC	1,121	—	447	—	(674)	647	—
SOINT, LLC	4,509	136	197	—	(43)	136	4,405

	$706,203	$121,688	$8,789	$—	$(22,618)	$25,281	$795,833

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
June 30, 2022
(in thousands)

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on
investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2022, on a fair value basis, non-qualifying
assets in the portfolio represented 21.3% of the total assets of the Company.

(4)	The Company’s investment in SOINT, LLC include a one dollar investment in common shares.
(5)	Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $17,452; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $156,135 and $173,587, respectively, based on a tax cost of $2,011,162. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

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
(18)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SUNS SPV LLC (the “SUNS SPV”). Such investments are pledged as collateral under the Senior Secured Revolving SPV Credit Facility (the “SPV Credit Facility”) (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(19)	See note 11 to the consolidated financial statements.
(20)	See note 13 to the consolidated financial statements.
(21)	See note 15 to the consolidated financial statements.
(22)	See note 9 to the consolidated financial statements.
(23)	See note 14 to the consolidated financial statements.
*	Non-income producing security.
**	Investment is on non-accrual status.
See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
June 30, 2022
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2022
Diversified Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	22.7%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	20.6%
Health Care Providers & Service s	7.1%
Pharmaceuticals	6.8%
Health Care Equipment & Supplies	6.6%
Software	4.1%
Insurance	3.9%
Wireless Telecommunication Services	2.4%
Biotechnolog y	2.1%
IT Services	2.1%
Personal Products	2.1%
Diversified Consumer Services	1.8%
Capital Markets	1.8%
Road & Rail	1.6%
Auto Parts & Equipment	1.3%
Packaged Foods & Meats	1.3%
Internet & Catalog Retail	1.2%
Life Sciences Tools & Services	1.1%
Building Products	1.0%
Commercial Services & Supplie s	1.0%
Internet Software & Services	1.0%
Trading Companies & Distributors	0.9%
Communications Equipment	0.7%
Leisure Equipment & Products	0.6%
Health Care Technology	0.5%
Specialty Retail	0.5%
Auto Components	0.5%
Oil, Gas & Consumable Fuels	0.4%
Professional Services	0.4%
Airlines	0.4%
Footwear	0.3%
Machinery	0.3%
Metals & Mining	0.2%
Aerospace & Defense	0.2%
Hotels, Restaurants & Leisure .	0.2%
Consumer Finance	0.1%
Water Utilities	0.1%
Construction & Engineering	0.1%
Energy Equipment & Services	0.0%
Containers & Packagin g	0.0%
Total Investments	100.0%

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)		LIBOR Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 111.5%
First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550		1.00%	6.50%	5/7/2018	5/9/2025	$12,402	$12,283	$12,402
Alteon Health, LLC	Health Care Providers & Services	L+650		1.00%	7.50%	9/14/2018	9/1/2023	14,117	14,079	14,117
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	7.50%	5/5/2016	9/9/2021	24,822	24,453	3,345
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	7.50%	9/17/2021	3/31/2022	4,576	4,508	4,576
AmeriMark Intermediate Holdings, LLC(14)	Internet & Catalog Retail	L+600		1.00%	7.00%	7/28/2021	10/15/2026	25,226	24,739	24,721
Atria Wealth Solutions, Inc	Diversified Financial Services	L+600		1.00%	7.00%	9/14/2018	11/30/2022	6,345	6,329	6,345
Basic Fun, Inc	Specialty Retail	L+550		1.00%	6.50%	10/30/2020	10/30/2023	2,902	2,871	2,902
CC SAG Holdings Corp. (Spectrum Automotive)	Diversified Consumer Services	L+575		0.75%	6.50%	6/29/2021	6/29/2028	12,168	11,995	12,168
Community Brands ParentCo, LLC (f/k/a Ministry Brands)	Software	L+400		1.00%	5.00%	7/30/2021	12/2/2022	34,901	34,538	34,901
Enhanced Permanent Capital, LLC(3)	Capital Markets	L+700		1.00%	8.00%	12/29/2020	12/29/2025	26,061	25,418	26,061
Foundation Consumer Brands, LLC	Personal Products	L+638		1.00%	7.38%	2/12/2021	2/12/2027	33,367	32,633	33,367
iCIMS, Inc.	Software	L+650		1.00%	7.50%	9/7/2018	9/12/2024	19,341	19,120	19,341
Inszone Mid, LLC	Insurance	L+575		1.00%	6.75%	9/28/2021	6/30/2026	11,141	11,035	11,086
Ivy Fertility Services, LLC	Health Care Providers & Services	L+625		1.00%	7.25%	12/22/2021	2/25/2026	21,677	21,299	21,298
Kid Distro Holdings, LLC (Distro Kid)	Software	L+600		1.00%	7.00%	9/24/2021	10/1/2027	29,743	29,168	29,148
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700		1.00%	8.00%	12/21/2018	12/21/2024	80,000	79,713	80,000
KORE Wireless Group, Inc.(3)	Wireless Telecommunication Services	L+550		—	5.72%	12/21/2018	12/21/2024	36,470	36,062	36,470
Logix Holding Company, LLC	Communications Equipment	L+575		1.00%	6.75%	9/14/2018	12/22/2024	7,400	7,359	7,178
Maurices, Incorporated	Specialty Retail	L+675		1.00%	7.75%	8/27/2021	6/1/2024	5,135	5,044	5,135
MMIT Holdings, LLC	IT Services	L+625		1.00%	7.25%	9/21/2021	9/15/2027	31,026	30,541	31,026
NAC Holdings Corporation (Jaguar)	Insurance	L+525		1.00%	6.25%	7/30/2021	9/28/2024	15,924	15,730	15,844
One Touch Direct, LLC	Commercial Services & Supplies	P+75		—	4.00%	4/3/2020	9/30/2022	274	274	274
PhyNet Dermatology LLC	Health Care Providers & Services	L+600	(17)	1.00%	7.00%	9/5/2018	8/16/2024	14,589	14,529	14,589
Pinnacle Treatment Centers, Inc	Health Care Providers & Services	L+575		1.00%	6.75%	1/22/2020	12/31/2022	11,996	11,953	11,996
PPT Management Holdings, LLC	Health Care Providers & Services	L+800	(15)	1.00%	9.00%	9/14/2018	12/16/2022	21,120	21,086	18,374
RQM+ Corp	Life Sciences Tools & Services	L+575		1.00%	6.75%	8/20/2021	8/12/2026	16,504	16,349	16,462
Stryten Energy LLC	Auto Parts & Equipment	L+800		1.00%	9.00%	8/11/2021	10/12/2026	26,184	25,676	25,923
SunMed Group Holdings, LLC	Health Care Equipment & Supplies	L+575		0.75%	6.50%	6/16/2021	6/16/2028	18,536	18,232	18,351
Ultimate Baked Goods Midco LLC (Rise Baking)	Packaged Foods & Meats	L+625		1.00%	7.25%	8/12/2021	8/13/2027	19,381	18,920	18,896
USR Parent, Inc. (Staples)	Specialty Retail	L+884		1.00%	9.84%	6/3/2020	9/12/2022	3,275	3,275	3,275

Total First Lien Bank Debt/Senior Secured Loans									$579,211	$559,571

Second Lien Asset-Based Senior Secured Loans
ACRES Commercial Mortgage, LLC	Diversified Financial Services	L+705		1.00%	8.05%	12/24/2021	8/21/2028	29,925	$29,328	$29,326
Varilease Finance, Inc.	Multi-Sector Holdings	L+750		1.00%	8.50%	8/22/2014	11/15/2025	29,563	29,467	29,563

Total Second Lien Asset-Based Senior Secured Loans									$58,795	$58,889

Second Lien Bank Debt/Senior Secured Loans
PhyMed Management LLC	Health Care Providers & Services	L+1500	(16)	1.00%	16.00%	12/18/2015	9/30/2022	37,819	$37,757	$36,874
Rug Doctor LLC (2)	Diversified Consumer Services	L+975	(11)	1.50%	11.25%	12/23/2013	5/16/2023	11,828	11,819	11,829

Total Second Lien Bank Debt/Senior Secured Loans									$49,576	$48,703

First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	$20,074	$20,512	$20,475
Arcutis Biotherapeutics, Inc.(3)	Pharamceuticals	L+745		0.10%	7.55%	12/22/2021	1/1/2027	21,735	21,645	21,637
Ardelyx, Inc	Pharmaceuticals	L+745		0.25%	7.70%	5/10/2018	11/1/2022	14,972	16,198	16,170
Axcella Health Inc.	Pharmaceuticals	L+860		0.10%	8.70%	9/2/2021	9/1/2026	9,278	9,318	9,302
BridgeBio Pharma, Inc.(3)	Biotechnology	—		—	9.00%	11/17/2021	11/17/2026	34,574	34,082	34,055
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725		2.45%	9.70%	6/28/2019	1/1/2024	16,400	16,693	16,728
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2025	26,861	27,518	27,465
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850		1.00%	9.50%	8/18/2017	6/1/2022	1,089	1,414	1,405
Glooko, Inc.	Health Care Technology	L+790		0.10%	8.00%	9/30/2021	10/1/2026	8,364	8,339	8,322
Neuronetics, Inc.	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	15,613	15,874	15,878
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+1405		0.10%	14.15%	7/30/2018	7/1/2023	18,879	17,845	18,958
Rezolute, Inc	Biotechnology	L+875		0.12%	8.87%	4/14/2021	4/1/2026	5,675	5,663	5,661
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550		2.10%	7.60%	12/21/2018	6/1/2026	40,291	41,103	41,097
scPharmaceuticals, Inc.	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	4,098	4,165	4,160
SOC Telemed, Inc.	Health Care Providers & Services	L+747		0.13%	7.60%	3/26/2021	4/1/2026	31,137	31,211	31,214

Total First Lien Life Science Senior Secured Loans									$271,580	$272,527

Total Senior Secured Loans									$959,162	$939,690

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2021
(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 32.5%
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-9.64%	2/12/2021	3/1/2025-12/1/2026	$3,103	$3,100	$3,100
Air Methods Corporation (10)	Airlines	7.08-7.13%	11/3/2021	11/3/2026-11/23/2026	4,063	4,145	4,063
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	3/28/2022	3,149	3,148	3,180
Blackhawk Mining, LLC (10)	Oil, Gas & Consumable Fuels	10.97-11.16%	2/16/2018	3/1/2022-11/1/2022	1,642	1,615	1,636
Boart Longyear Company (10)	Metals & Mining	9.06-10.44%	5/28/2020	7/1/2024-1/1/2026	5,374	5,374	5,374
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023-6/22/26	3,102	3,102	3,053
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	1,685	1,685	1,685
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	8.87-9.41%	5/27/2021	6/1/2025-1/1/2027	4,326	4,326	4,326
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	2,347	2,382	2,347
EasyPak, LLC (10)	Containers & Packaging	9.01%	1/6/2021	1/1/2024	616	616	616
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	5,921	5,959	5,921
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	7.53-8.37%	4/27/2018	8/1/2022-4/27/2025	19,671	19,671	18,939
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50%	10/28/2021	11/1/2026	2,487	2,492	2,487
First National Capital, LLC (10)	Diversified Financial Services	9.00%	11/5/2021	8/1/2026	8,681	8,681	8,681
Freightsol LLC (10)	Road & Rail	12.51-12.89%	4/9/2019	11/1/2023	1,364	1,381	1,364
Garda CL Technical Services, Inc. (10)	Commercial Services & Supplies	8.30-8.77%	3/22/2018	6/5/2023-10/5/2023	1,245	1,245	1,242
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	1/4/2024	795	795	795
GMT Corporation (10)	Machinery	10.71%	10/23/2018	10/1/2025	5,476	5,484	5,476
Haljoe Coaches USA, LLC (10)	Road & Rail	8.53%	7/31/2017	7/1/2024	1,061	1,061	915
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/8/2021	11/1/2025	1,252	1,252	1,252
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%	11/15/2018	5/1/2024-9/1/2025	414	414	404
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	8,184	8,250	8,184
Kool Pak, LLC (10)	Road & Rail	8.58%	2/5/2018	3/1/2024	345	345	345
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/24-9/25/24	11,000	11,000	10,725
Lux Credit Consultants, LLC (10)	Road & Rail	8.28-9.65%	6/17/2021	12/1/2024-12/1/2025	9,343	9,343	9,343
Lux Vending, LLC (10)	Consumer Finance	12.46-13.26%	8/20/2021	8/20/2024-10/1/2024	2,526	2,583	2,526
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	2/28/2025	479	476	479
Rane Light Metal Castings Inc. (10)	Machinery	10.00%	6/1/2020	7/1/2024	253	253	253
Rango, Inc. (10)	Commercial Services & Supplies	9.33-9.79%	9/24/2019	4/1/2023-11/1/2024	3,615	3,656	3,547
Rossco Crane & Rigging, Inc. (10)	Commercial Services & Supplies	11.53%	8/25/2017	9/1/2022	126	126	126
Royal Coach Lines, Inc.(10)	Road & Rail	9.56%	11/21/2019	8/1/2025	1,041	1,041	950
Royal Express Inc. (10)	Road & Rail	9.53%	1/17/2019	2/1/2024	683	690	683
Sidelines Tree Service LLC (10)	Diversified Consumer Services	10.25%	7/31/2017	10/1/2022	46	46	45
South Texas Oilfield Solutions, LLC (10)	Energy Equipment & Services	12.52-13.76%	3/29/2018	9/1/2022-7/1/2023	1,363	1,363	1,338
ST Coaches, LLC (10)	Road & Rail	8.22-8.58%	7/31/2017	10/1/2022-1/25/2025	1,951	1,951	1,839
Stafford Logistics, Inc. (10)	Commercial Services & Supplies	12.62%	9/11/2019	2/15/2026	7,094	7,094	7,094
Star Coaches Inc. (10)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,401	3,401	2,916
Sturgeon Services International Inc. (10)	Energy Equipment & Services	18.38%	7/31/2017	2/28/2022	132	132	125
Superior Transportation, Inc. (10)	Road & Rail	10.22-10.62%	7/31/2017	1/1/2026	4,578	4,578	4,578
Tailwinds, LLC (10)	Air Freight & Logistics	8.50-9.00%	7/26/2019	8/1/2024-10/16/2025	2,267	2,267	2,267
The Smedley Company & Smedley Services, Inc. (10)..	Commercial Services & Supplies	10.21-15.36%	7/31/2017	10/29/2023-2/10/2024	3,798	3,800	3,536
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-8.75%	10/8/2021	11/1/2024-12/1/2026	777	777	777
Trolleys, Inc. (10)	Road & Rail	9.99%	7/18/2018	8/1/2022	1,573	1,573	1,540
Up Trucking Services, LLC (10)	Road & Rail	11.21%	3/23/2018	8/1/2024	696	705	696
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%	7/11/2019	8/1/2024-8/1/2026	2,567	2,567	2,518
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%	7/31/2019	8/1/2024-10/5/25	870	873	870
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	547	547	537
					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)*	Multi-Sector Holdings		7/31/2017		200	145,000	129,102

Total Equipment Financing						$292,365	$273,795

Preferred Equity – 0.7%
SOAGG LLC (2)(3)(4)	Aerospace & Defense	8.00%	12/14/2010	6/30/2023	446	$446	$1,121
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00% (11)	6/8/2012	6/30/2023	56,030	5,603	4,509

Total Preferred Equity						$6,049	$5,630

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

Name of Issuer	Fair Value at December 31, 2020	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend Income	Fair Value at December 31, 2021
AviatorCap SII, LLC	$2,941	$—	$2,941	$—	$—	$92	$—
Equipment Operating Leases, LLC	25,540	—	6,667	—	66	1,950	18,939
Kingsbridge Holdings, LLC	80,000	—	—	—	(79)	6,568	80,000
KBH Topco, LLC (Kingsbridge)	136,596	—	—	—	9,400	13,250	145,996
Loyer Capital LLC	14,456	—	3,731	—	—	1,426	10,725
RD Holdco Inc. (Rug Doctor, common equity)	1,226	—	—	—	(1,226)	—	—
RD Holdco Inc. (Rug Doctor, class B)..	5,216	—	—	—	—	—	5,216
RD Holdco Inc. (Rug Doctor, warrants)..	—	—	—	—	—	—	—
Rug Doctor LLC	10,559	1,270	—	—	(6)	1,300	11,829
SLR Credit Solutions	296,766	—	—	—	2,000	22,500	298,766
SLR Equipment Finance (equity)	129,102	—	—	—	—	—	129,102
SLR Equipment Finance (debt)	850	—	850	—	—	42	—
SOAGG LLC	2,300	—	—	—	(1,179)	1,543	1,121
SOINT, LLC	4,101	271	—	—	137	271	4,509

	$709,653	$ 1,541	$14,189	$ —	$ 9,113	$ 48,942	$706,203

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
June 30, 2022
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
On December 1, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with SLR Senior Investment Corp., a Maryland corporation (“SUNS”), Solstice Merger Sub, Inc., a Maryland corporation and our wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, SLR Capital Partners, LLC (the “Investment Adviser”). The Merger Agreement provided that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into SUNS, with SUNS continuing as the surviving company and as SUNS’s wholly-owned subsidiary (the “Merger,”) and, immediately thereafter, SUNS will merge with and into us, with us continuing as the surviving company (together with the Merger, the “Mergers”). The Mergers closed on April 1, 2022. See Note 16 for additional information.
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
June 30, 2022
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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC
820-10,
certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2022, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2022
(in thousands, except share amounts)

ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:
Level
 1
: Unadjusted quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.
Level
 2
: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.
Level
 3
: Unobservable inputs for the asset or liability.
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

(h)
In accordance with Regulation
S-X
and ASC Topic 810—
Consolidation
, the Company consolidates its interest in controlled investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

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
June 30, 2022
(in thousands, except share amounts)

(k)
The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market
by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(l)
The Company records expenses related to shelf registration statements and applicable equity offering costs as prepaid assets. These expenses are typically charged as a reduction of capital upon the sale of shares or expensed, in accordance with ASC
946-20-25.

(m)
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
“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU
2020-04
is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has determined that the adoption of this guidance has not had a material impact on the Company’s consolidated financial statements and disclosures.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2022
(in thousands, except share amounts)

Note 3. Agreements
The Company has an investment advisory and management agreement (the “Advisory Agreement”) with the Investment Adviser, under which the Investment Adviser will manage the day-to-day
operations of, and provide investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 1.50% on gross assets up to 200% of the Company’s total net assets as of the immediately preceding quarter end and 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter end. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings.
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
The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment
basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and six months ended June 30, 2022 and 2021.
For the three and six months ended June 30, 2022, the Company recognized $6,913 and $14,129, respectively, in base management fees and $4,734 and $4,734, respectively, in gross performance-based incentive fees. For the three and six months ended June 30, 2022, $1,358 and $1,358 of such performance-based incentive fees were waived. For the three and six months ended June 30, 2021, the Company recognized $6,890 and $13,700, respectively, in base management fees and $3,879 and $7,746, respectively, in performance-based incentive fees. The Investment Adviser has agreed to waive incentive fees resulting from income earned due to the accretion of purchase discount allocated to investments acquired as a result of the Merger. Fees waived pursuant to the above are not subject to recoupment by the Investment Adviser.
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
For the three and six months ended June 30, 2022, the Company recognized expenses under the Administration Agreement of $1,369 and $2,552 respectively. For the three and six months ended June 30, 2021, the Company recognized expenses under the Administration Agreement of $1,375 and $2,735 respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2022 and 2021.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2022
(in thousands, except share amounts)

Note 4. Net Asset Value Per Share
At June 30, 2022, the Company’s total net assets and net asset value per share were $1,015,153 and $18.53, respectively. This compares to total net assets and net asset value per share at December 31, 2021 of $842,281 and $19.93, respectively.
Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC
260-10,
for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Earnings (loss) per share (basic & diluted)
Numerator—net increase (decrease) in net assets resulting from operations:	$(15,646)	$18,567	$(14,183)	$40,077
Denominator—weighted average shares:	54,772,651	42,260,826	48,551,302	42,260,826
Earnings (loss) per share:	($0.29)	$0.44	($0.29)	$0.95

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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2022
(in thousands, except share amounts)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2022 and December 31, 2021:
Fair Value Measurements
As of June 30, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$1,178,247	$1,178,247
Equipment Financing	—	—	255,978	255,978
Preferred Equity	—	—	4,405	4,405
Common Equity/Equity Interests/Warrants	483	—	554,597	555,080

Total Investments	$483	$—	$1,993,227	$1,993,710

Fair Value Measurements
As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$939,690	$939,690
Equipment Financing	—	—	273,795	273,795
Preferred Equity	—	—	5,630	5,630
Common Equity/Equity Interests/Warrants	1,086	—	450,381	451,467

Total Investments$	$1,086	$—	$1,669,496	$1,670,582

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2022
(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2022, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2022:
Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, March 31, 2022	$906,993	$260,186	$4,405	$454,087	$1,625,671
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized loss	(21,136)	(3,946)	(68)	(10,511)	(35,661)
Purchase of investment securities(1)	355,462	14,893	68	111,021	481,444
Proceeds from dispositions of investment securities.	(63,072)	(15,155)	—	—	(78,227)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, June 30, 2022	$1,178,247	$255,978	$4,405	$554,597	$1,993,227

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$ (11,754)	$ (3,946)	$ (68)	$(7,961)	$(23,729)

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2021	$939,690	$273,795	$5,630	$450,381	$1,669,496
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized loss	(36,408)	(2,978)	(717)	(6,983)	(47,086)
Purchase of investment securities(1)	410,907	28,620	136	111,199	550,862
Proceeds from dispositions of investment securities.	(135,942)	(43,459)	(644)	—	(180,045)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, June 30, 2022	$1,178,247	$255,978	$4,405	$554,597	$1,993,227

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$ (36,380)	$ (2,978)	$ (717)	$(7,703)	$(47,778)

(1)	Includes positions acquired from SUNS as a result of the Merger.
The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022:

2022 Unsecured Notes	For the three months ended June 30, 2022
Beginning fair value	$150,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	(150,000)
Transfers in/out of Level 3	—

Ending fair value	$—

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2022
(in thousands, except share amounts)

2022 Unsecured Notes	For the six months ended June 30, 2022
Beginning fair value	$150,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	(150,000)
Transfers in/out of Level 3	—

Ending fair value	$—

The Company made an election to apply the fair value option of accounting to the 2022 Unsecured Notes, in accordance with ASC
825-10.
On May 8, 2022, the borrowings were repaid in full.
The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2021, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2021:
Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2020	$798,052	$284,846	$6,401	$440,971	$1,530,270
Total gains or losses included in earnings:
Net realized gain (loss)	—	(8)	—	345	337
Net change in unrealized gain (loss)	(13,567)	1,394	(1,042)	9,857	(3,358)
Purchase of investment securities	533,614	76,700	271	—	610,585
Proceeds from dispositions of investment securities.	(378,409)	(89,137)	—	(675)	(468,221)
Transfers in/out of Level 3 (1)	—	—	—	(117)	(117)

Fair value, December 31, 2021	$939,690	$273,795	$5,630	$450,381	$1,669,496

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$ (12,837)	$ 1,394	$ (1,042)	$9,597	$(2,888)

(1)
On February 17, 2021, the Company exercised its warrants in Senseonics Holdings, Inc., receiving shares in the common stock of Senseonics Holdings, Inc. The common stock of Senseonics Holdings, Inc. is publicly traded, so this position is considered to be a Level 1 asset.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2022
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2022
(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of June 30, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2022		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$ $	1,166,916 11,331	Income Approach Market Multiple (1)	Market Yield Comparable Multiple	5.3% – 30.3% (8.8%) 1.8x - 8.0x (5.6x)/ 1.8 x-2.8x(2.3x)
Equipment Financing	Asset	$ $	130,978 125,000	Income Approach Market Approach	Market Yield Return on Equity	4.1% – 13.0% (9.1%) 4.6%-4.6% (4.6%)
Preferred Equity	Asset		$4,405	Income Approach	Market Yield	3.5% – 3.5% (3.5%)
Common Equity/Equity Interests/Warrants	Asset	$ $	150,097 404,500	Market Multiple (2) Market Approach	Comparable Multiple Return on Equity	5.8x – 9.5x (8.1x) 5.5% – 40.2% (9.0%)

(1)
Investments are valued using a
sum-of-the
parts analysis, using expected EBITDA multiples
(1.8x-8.0x)
for certain segments of the business and expected revenue multiples
(1.8x-2.8x)
for certain segments of the business.

(2)	Includes $596 of investments valued using a Black-Scholes model and $149,501 of investments valued using an EBITDA multiple.
Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2021		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$ $	931,769 7,921	Income Approach Market Multiple (1)	Market Yield Comparable Multiple	4.0% – 19.6% (8.7%) 2.0x-3.0x(2.5x)/2.0x-3.0x(2.5x)
Equipment Financing	Asset	$ $	144,693 129,102	Income Approach Market Approach	Market Yield Return on Equity	7.1% – 20.3% (9.8%) 4.6% – 4.6% (4.6%)
Preferred Equity	Asset		$5,630	Income Approach	Market Yield	3.5% – 8.0% (4.4%)
Common Equity/Equity Interests/Warrants	Asset	$ $	151,615 298,766	Market Multiple (2) Market Approach	Comparable Multiple Return on Equity	5.8x – 10.5x (9.5x) 6.1% – 18.5% (8.6%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	2.2% – 4.6% (4.5%)

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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2022
(in thousands, except share amounts)

Note 7. Debt
Our debt obligations consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$312,000	$306,576	(1)	$322,500	$318,015	(1)
SPV Credit Facility	128,600	127,570	(2)	—	—
2022 Unsecured Notes	—	—		150,000	150,000
2022 Tranche C Notes	21,000	20,982	(3)	21,000	20,964	(3)
2023 Unsecured Notes	75,000	74,783	(4)	75,000	74,592	(4)
2024 Unsecured Notes	125,000	124,279	(5)	125,000	124,143	(5)
2025 Unsecured Notes	85,000	84,531	(6)	—	—
2026 Unsecured Notes	75,000	74,440	(7)	75,000	74,384	(7)
2027 Unsecured Notes	50,000	49,947	(8)	50,000	49,940	(8)
2027 Series F Unsecured Notes	135,000	134,973	(9)	—	—

	$1,006,600	$998,081		$818,500	$812,038

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $5,424 and $4,485 as of June 30, 2022 and December 31, 2021, respectively.
(2)	Carrying Value equals the Face Amount net of unamortized market discount of $1,030 as of June 30, 2022.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $18 and $36 as of June 30, 2022 and December 31, 2021, respectively.
(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $217 and $408 as of June 30, 2022 and December 31, 2021, respectively.
(5)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $721 and $857 as of June 30, 2022 and December 31, 2021, respectively.
(6)	Carrying Value equals the Face Amount net of unamortized market discount of $469 as of June 30, 2022.
(7)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $560 and $616 as of June 30, 2022 and December 31, 2021, respectively.
(8)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $53 and $60 as of June 30, 2022 and December 31, 2021, respectively.
(9)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $27 as of June 30, 2022.
Unsecured Notes
On April 1, 2022, the Company entered into an assumption agreement (the “Note Assumption Agreement”), effective as of the closing of the Mergers. The Note Assumption Agreement relates to the Company’s assumption of $85,000 in aggregate principal amount of five-year, 3.90% senior unsecured notes, due March 31, 2025 (the “2025 Unsecured Notes”) and other obligations of SUNS under the Note Purchase Agreement, dated as of March 31, 2020 (the “Note Purchase Agreement”), among SUNS and certain institutional investors. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. Pursuant to the Note Assumption Agreement, the Company expressly assumed on behalf of SUNS the due and punctual payment of the principal of (and premium, if any) and interest on all the 2025 Unsecured Notes outstanding, and the due and punctual performance and observance of every covenant and every condition of the Note Purchase Agreement, to be performed or observed by SUNS.
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
June 30, 2022
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
On November 8, 2016, the Company closed a private offering of $50,000 of the 2022 Unsecured Notes with a fixed interest rate of 4.40% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers. The 2022 Unsecured Notes were repaid in full at maturity.
Revolving and Term Loan Facilities
On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to the Company’s assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, the commitment under the SPV Credit Facility is $225,000; however, the commitment can also be expanded up to $600,000. The stated interest rate on the SPV Credit Facility is LIBOR plus
2.00%-2.50%
with no LIBOR floor requirement and the current final maturity date is June 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, the Company as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At June 30, 2022, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $128,600.
On December 28, 2021, the Company closed on Amendment No. 1 to its August 28, 2019 senior secured credit agreement (the “Credit Facility”). Following the amendment, the Credit Facility is composed of $600,000 of revolving credit and $100,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of
1.75%-2.00%
or the alternate base rate plus
0.75%-1.00%.
The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At June 30, 2022, outstanding USD equivalent borrowings under the Credit Facility totaled $312,000, composed of $212,000 of revolving credit and $100,000 of term loans.
Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2022
(in thousands, except share amounts)

The average annualized interest cost for all borrowings for the six months ended June 30, 2022 and the year ended December 31, 2021 was 3.64% and 3.64%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the SPV Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the 2023 Unsecured Notes, the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the six months ended June 30, 2022 and the year ended December 31, 2021 were $1,079,700 and $902,550, respectively.
Note 8. Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2022 and 2021:

	Six months ended June 30, 2022	Six months ended June 30, 2021
Per Share Data: (a)
Net asset value, beginning of year	$19.93	$20.16

Net investment income	0.70	0.73
Net realized and unrealized gain (loss)	(0.97)*	0.22

Net increase (decrease) in net assets resulting from operations	(0.27)	0.95
Issuance of common stock in connection with the Merger	(0.31)	—
Distributions to stockholders:
From net investment income	(0.82)	(0.82)

Net asset value, end of period	$18.53	$20.29

Per share market value, end of period	$14.63	$18.64
Total Return (b)(c)	(19.85%)	11.16%
Net assets, end of period	$1,015,153	$857,446
Shares outstanding, end of period	54,772,651	42,260,826
Ratios to average net assets (c):
Net investment income	3.53%	3.63%

Operating expenses	2.44%**	3.06%
Interest and other credit facility expenses	1.95%	1.68%

Total expenses	4.39%**	4.74%

Average debt outstanding	$880,327	$682,840
Portfolio turnover ratio	9.0%	11.0%

(a)	Calculated using the average shares outstanding method, except for the issuance of common stock in connection with the Merger, which reflects the actual amount per Share for the applicable period.
(b)
Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. The market price per share as of December 31, 2021 and December 31, 2020 was $18.43 and $17.51, respectively. Total return does not include a sales load.

(c)	Not annualized for periods less than one year.
*	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the Merger.
**
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of a permanent incentive fee waiver (see note 3). For the six months ended June 30, 2022, the ratios of operating expenses to average net assets and total expenses to average net assets would be 2.58% and 4.53%, respectively, without the incentive fee waiver.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2022
(in thousands, except share amounts)

Note 9. SLR Credit Solutions
On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of June 30, 2022, total commitments to the revolving credit facility are $250,000.
As of June 30, 2022 SLR Credit had 25 funded commitments to 20 different issuers with total funded loans of approximately $326,706 on total assets of $357,121. As of December 31, 2021 SLR Credit had 22 funded commitments to 19 different issuers with total funded loans of approximately $287,375 on total assets of $347,821. As of June 30, 2022 and December 31, 2021, the largest loan outstanding totaled $34,560 and $35,000, respectively. For the same periods, the average exposure per issuer was $16,335 and $15,125, respectively. SLR Credit’s credit facility, which is non-recourse
to the Company, had approximately $125,595 and $100,742 of borrowings outstanding at June 30, 2022 and December 31, 2021, respectively. For the three months ended June 30, 2022 and 2021, SLR Credit had net income of $1,880 and $2,111, respectively, on gross income of $6,882 and $8,054, respectively. For the six months ended June 30, 2022 and 2021, SLR Credit had net income of $4,660 and $7,052, respectively, on gross income of $13,575 and $17,731, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2022
(in thousands, except share amounts)

Note 10. Commitments and Contingencies
Off-Balance
Sheet Arrangements
The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit and SLR Healthcare. The total amount of these unfunded commitments as of June 30, 2022 and December 31, 2021 is $363,887 and $226,733, respectively, comprised of the following:

	June 30, 2022	December 31, 2021
Arcutis Biotherapeutics, Inc	$50,137	$43,470
SLR Credit Solutions*	44,263	44,263
World Insurance Associates, LLC	33,254	—
Apeel Technology, Inc	32,786	—
Glooko, Inc	29,780	25,091
CC SAG Holdings Corp. (Spectrum Automotive)..	24,345	18,827
Human Interest, Inc	20,104	—
Atria Wealth Solutions, Inc	11,592	3,746
RSC Acquisition, Inc	10,607	—
BridgeBio Pharma, Inc	9,016	23,049
Vapotherm, Inc	8,614	—
Peter C. Foy & Associates Insurance Services, LLC	8,571	—
Inszone Mid, LLC	7,926	12,465
Ardelyx, Inc	7,752	—
Maurices, Incorporated	5,961	5,649
RQM+ Corp	5,083	3,818
Ivy Fertility Services, LLC	4,946	4,532
Vessco Midco Holdings, LLC	4,431	—
NAC Holdings Corporation	4,264	4,765
OIS Management Services, LLC	4,006	—
One Touch Direct, LLC	3,993	7,226
Kaseya, Inc	3,936	—
Foundation Consumer Brands, LLC	3,009	2,269
Plastics Management, LLC	2,818	—
Southern Orthodontic Partners Management, LLC	2,790	—
Kid Distro Holdings, LLC	2,650	2,650
MMIT Holdings, LLC	2,296	2,009
Basic Fun, Inc	2,257	1,935
Enverus Holdings, Inc	1,411	—
SLR Healthcare ABL*	1,400	—
RxSense Holdings LLC	1,250	—
Erie Construction Mid-west, LLC	1,247	—
SLR Equipment Finance	1,000	5,000
All State Ag Parts, LLC	917	—
American Teleconferencing Services, Ltd	889	573
Ultimate Baked Goods Midco LLC	845	801
SunMed Group Holdings, LLC	843	828
Composite Technology Acquisition Corp	637	—
Pinnacle Treatment Centers, Inc	464	1,414
GSM Acquisition Corp	456	—
BayMark Health Services, Inc	453	—
High Street Buyer, Inc.	327	—
Tilley Distribution, Inc	293	—
TAUC Management, LLC	268	—
Rezolute, Inc	—	5,675
SOC Telemed, Inc	—	4,448
Neuronetics, Inc	—	2,230

Total Commitments	$363,887	$226,733

*	The Company controls the funding of the SLR Credit Solutions and SLR Healthcare ABL commitments and may cancel them at its discretion.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2022
(in thousands, except share amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2022 and December 31, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
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
As of June 30, 2022, SLR Equipment had 130 funded equipment-backed leases and loans to 56 different customers with a total net investment in leases and loans of approximately $187,534 on total assets of $242,034. As of December 31, 2021, SLR Equipment had 135 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $210,986 on total assets of $264,007. As of June 30, 2022 and December 31, 2021, the largest position outstanding totaled $19,272 and $19,207, respectively. For the same periods, the average exposure per customer was $3,349 and $3,459, respectively. SLR Equipment’s credit facility, which is non-recourse
to the Company, had approximately $102,226 and $118,002 of borrowings outstanding at June 30, 2022 and December 31, 2021, respectively. For the three months ended June 30, 2022 and June 30, 2021, SLR Equipment had net loss of $1,753 and $1,677, respectively, on gross income of $4,045 and $5,740, respectively. For the six months ended June 30, 2022 and June 30, 2021, SLR Equipment had net loss of $1,159 and $1,995, respectively, on gross income of $9,218 and $10,634, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2022
(in thousands, except share amounts)

Note 12. Capital Share Transactions
As of June 30, 2022 and June 30, 2021, 200,000,000 shares of $0.01 par value capital stock were authorized.
Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended June 30, 2022	Three months ended June 30, 2021	Three months ended June 30, 2022	Three months ended June 30, 2021
Shares issued in connection with the Mergers	12,511,825	—	$226,839	$—

Net increase	12,511,825	—	$226,839	$—

	Shares		Amount
	Six months ended June 30, 2022	Six months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Shares issued in connection with the Mergers	12,511,825	—	$226,839	$—

Net increase	12,511,825	—	$226,839	$—

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
As of June 30, 2022 and December 31, 2021, KBHT had total assets of $754,804 and $738,425, respectively. For the same periods, debt recourse to KBHT totaled $243,191 and $216,881, respectively, and non-recourse
debt totaled $322,984 and $323,844, respectively. None of the debt is recourse to the Company. For the three months ended June 30, 2022 and 2021, KBHT had net income of $3,657 and $2,267, respectively, on gross income of $77,316 and $58,146, respectively. For the six months ended June 30, 2022 and 2021, KBHT had net income of $7,066 and $6,045, respectively, on gross income of $143,741 and $119,570, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.
Note 14. SLR Healthcare ABL
SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized
companies operating in the healthcare industry. SUNS initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested
in the transaction and continues to lead SLR Healthcare. As of June 30, 2022, SLR Healthcare’s management team and the Company own approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Merger on April 1, 2022.
Concurrent with the closing of the transaction, SLR Healthcare entered into a new, four-year, non-recourse,
$100,000 credit facility with
non-affiliates,
which was expandable to $150,000 under its accordion feature. Effective March 31, 2014, the credit facility was expanded to $105,000 and again on June 27, 2014 to $110,000. On May 27, 2016, SLR Healthcare entered into a new $125,000 credit facility which replaced the previously existing facility. The new facility has similar terms as compared to the previous facility and includes an accordion feature increase to $200,000 and had a maturity date of May 27, 2020. On June 28, 2019, this $125,000 facility was amended, extending the maturity date to June 28, 2023.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2022
(in thousands, except share amounts)

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2022, the portfolio totaled approximately $179,760 of commitments with a total net investment in loans of $77,495 on total assets of $89,708. As of December 31, 2021, the portfolio totaled approximately $183,501 of commitments with a total net investment in loans of $81,604 on total assets of $91,275. At June 30, 2022, the portfolio consisted of 38 issuers with an average balance of approximately $2,039 versus 36 issuers with an average balance of approximately $2,267 at December 31, 2021. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay
loans. SLR Healthcare’s credit facility, which is
non-recourse
to us, had approximately $59,000 and $60,000 of borrowings outstanding at June 30, 2022 and December 31, 2021, respectively. For the three months ended June 30, 2022 and 2021, SLR Healthcare had net income (loss) of $847 and ($122), respectively, on gross income of $2,487 and $2,018, respectively. For the six months ended June 30, 2022 and 2021, SLR Healthcare had net income of $1,721 and $534, respectively, on gross income of $4,878 and $4,404, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions.
Note 15. SLR Business Credit
SUNS acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized
businesses primarily in the manufacturing, services and distribution industries. SUNS invested approximately $51,000 to effect the transaction. Subsequently, SUNS contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, SUNS and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. SUNS and ESP SSC Corporation then owned 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized
businesses. As part of this transaction, SUNS 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15,500 transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies are doing business as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of $66,671 was financed with equity from SUNS of $19,000 and borrowings on NMC’s credit facility of $47,671. SLRC acquired SLR Business Credit in connection with the Merger on April 1, 2022.
SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2022, the portfolio totaled approximately $566,021 of commitments, of which $278,248 were funded, on total assets of $318,731. As of December 31, 2021, the portfolio totaled approximately $513,869 of commitments, of which $248,652 were funded, on total assets of $290,794. At June 30, 2022, the portfolio consisted of 116 issuers with an average balance of approximately $2,399 versus 125 issuers with an average balance of approximately $1,989 at December 31, 2021. NMC has a senior credit facility with a bank lending group for $240,000 which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse
to us, had approximately $210,908 and $183,252 of borrowings outstanding at June 30, 2022 and December 31, 2021, respectively. For the three months ended June 30, 2022 and 2021, SLR Business Credit had net income of $1,857 and $1,318, respectively, on gross income of $6,626 and $5,538, respectively. For the six months ended June 30, 2022 and 2021, SLR Business Credit had net income of $3,726 and $2,160, respectively, on gross income of $12,772 and $9,816, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2022
(in thousands, except share amounts)

Note 16. Merger with SUNS
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
The Merger is accounted for as an asset acquisition of SLR Senior Investment Corp. by the Company in accordance with the asset acquisition method of accounting as detailed in ASC
805-50,
Business Combinations – Related Issues, with the fair value of total consideration paid in conjunction with the Merger allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Merger. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain
“non-qualifying”
assets (for example cash) and does not give rise to goodwill. The Company is the accounting survivor of the Merger. The Merger was considered a tax-free
reorganization and the historical cost basis of the acquired SUNS investments are carried forward for tax purposes.
The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Merger:

Common stock issued by the Company (1)	$227,602

Assets acquired:
Investments, at fair value	$400,105
Cash	2,313
Other assets	4,662

Total assets acquired	$407,080

Liabilities assumed:
Debt, at fair value	$159,816
Other liabilities	2,573

Total liabilities assumed	$162,389

Net assets acquired	$244,691

Total purchase discount	$(17,089)

(1)	Based on the market price at closing of $18.13, adjusted for transaction costs.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2022
(in thousands, except share amounts)

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
Note 17. Stock Repurchase Program
On May 3, 2022, our Board authorized a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 1, 2023 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases. As of June 30, 2022 no repurchases have taken place.
Note 18. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.
On July 6, 2022, our Board declared a monthly distribution of $0.136667 per share payable on August 2, 2022 to holders of record as of July 21, 2022.
On August 2, 2022, our Board declared a monthly distribution of $0.136667 per share payable on September 1, 2022 to holders of record as of August 18, 2022.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SLR Investment Corp.:
Results of Review of Interim Financial Information
We have reviewed the consolidated statement of assets and liabilities of SLR Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of June 30, 2022, the related consolidated statements of operations and changes in net assets, for the three-month and six-month
periods ended June 30, 2022 and 2021, the related consolidated statements of cash flows for the six-month
periods ended June 30, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 2, 2022

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
The Merger is accounted for as an asset acquisition of SLR Senior Investment Corp. by the Company in accordance with the asset acquisition method of accounting as detailed in ASC
805-50,
Business Combinations – Related Issues, with the fair value of total consideration paid in conjunction with the Merger allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Merger. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain
“non-qualifying”
assets (for example cash) and does not give rise to goodwill. The Company is the accounting survivor of the Merger. The Merger was considered a tax-free
reorganization and the historical cost basis of the acquired SUNS investments are carried forward for tax purposes.
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
Recent Developments
On July 6, 2022, our Board declared a monthly distribution of $0.136667 per share payable on August 2, 2022 to holders of record as of July 21, 2022.
On August 2, 2022, our Board declared a monthly distribution of $0.136667 per share payable on September 1, 2022 to holders of record as of August 18, 2022.
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
Portfolio and Investment Activity
During the three months ended June 30, 2022, exclusive of the assets acquired through the Merger, we invested approximately $94.7 million across 29 portfolio companies. This compares to investing approximately $69.0 million in 12 portfolio companies for the three months ended June 30, 2021. Investments sold, prepaid or repaid during the three months ended June 30, 2022 totaled approximately $78.5 million versus approximately $149.7 million for the three months ended June 30, 2021.
At June 30, 2022, our portfolio consisted of 127 portfolio companies and was invested 30.0% in cash flow senior secured loans, 30.9% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 14.1% in Kingsbridge Holdings, LLC (“KBH”), 24.3% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 14.8% in life science senior secured loans, in each case, measured at fair value, versus 101 portfolio companies and was invested 23.0% in cash flow senior secured loans, 25.5% in asset-based senior secured loans / SLR Credit, 33.3% in equipment senior secured financings / SLR Equipment / KBH, and 18.2% in life science senior secured loans, in each case, measured at fair value, at June 30, 2021.

At June 30, 2022, 77.1% or $1.53 billion of our income producing investment portfolio
*
is floating rate and 22.9% or $453.7 million is fixed rate, measured at fair value. At June 30, 2021, 71.6% or $1.07 billion of our income producing investment portfolio
*
is floating rate and 28.4% or $422.6 million is fixed rate, measured at fair value. As of June 30, 2022 and 2021, we had two and zero issuers, respectively, on non-accrual
status.

*	We have included SLR Credit Solutions, SLR Equipment Finance, SLR Healthcare ABL, SLR Business Credit and Kingsbridge Holdings, LLC within our income producing investment portfolio.
SLR Credit Solutions
On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of June 30, 2022, total commitments to the revolving credit facility are $250 million.
As of June 30, 2022, SLR Credit had 25 funded commitments to 20 different issuers with total funded loans of approximately $326.7 million on total assets of $357.1 million. As of December 31, 2021, SLR Credit had 22 funded commitments to 19 different issuers with total funded loans of approximately $287.4 million on total assets of $347.8 million. As of June 30, 2022 and December 31, 2021, the largest loan outstanding totaled $34.6 million and $35.0 million, respectively. For the same periods, the average exposure per issuer was $16.3 million and $15.1 million, respectively. SLR Credit’s credit facility, which is non-recourse
to the Company, had approximately $125.6 million and $100.7 million of borrowings outstanding at June 30, 2022 and December 31, 2021, respectively. For the three months ended June 30, 2022 and 2021, SLR Credit had net income of $1.9 million and $2.1 million, respectively, on gross income of $6.9 million and $8.1 million, respectively. For the six months ended June 30, 2022 and 2021, SLR Credit had net income of $4.7 million and $7.1 million, respectively, on gross income of $13.6 million and $17.7 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.
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
As of June 30, 2022, SLR Equipment had 130 funded equipment-backed leases and loans to 56 different customers with a total net investment in leases and loans of approximately $187.5 million on total assets of $242.0 million. As of December 31, 2021, SLR Equipment had 135 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $211.0 million on total assets of $264.0 million. As of June 30, 2022 and December 31, 2021, the largest position outstanding totaled $19.3 million and $19.2 million, respectively. For the same periods, the average exposure per customer was $3.3 million and $3.5 million, respectively. SLR Equipment’s credit facility, which is non-recourse
to the Company, had approximately $102.2 million and $118.0 million of borrowings outstanding at June 30, 2022 and December 31, 2021, respectively. For the three months ended June 30, 2022 and 2021, SLR Equipment had net loss of $1.8 million and $1.7 million, respectively, on gross income of $4.0 million and $5.7 million, respectively. For the six months ended June 30, 2022 and 2021, SLR Equipment had net loss of $1.2 million and $2.0 million, respectively, on gross income of $9.2 million and $10.6 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

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
As of June 30, 2022 and December 31, 2021, KBHT had total assets of $754.8 million and $738.4 million, respectively. For the same periods, debt recourse to KBHT totaled $243.2 million and $216.9 million, respectively, and non-recourse
debt totaled $323.0 million and $323.8 million, respectively. None of the debt is recourse to the Company. For the three months ended June 30, 2022 and 2021, KBHT had net income of $3.7 million and $2.3 million, respectively, on gross income of $77.3 million and $58.1 million, respectively. For the six months ended June 30, 2022 and 2021, KBHT had net income of $7.1 million and $6.0 million, respectively, on gross income of $143.7 million and $119.6 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.
SLR Healthcare ABL
SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized
companies operating in the healthcare industry. SUNS initial investment in SLR Healthcare ABL was $32.8 million. The management team of SLR Healthcare co-invested
in the transaction and continues to lead SLR Healthcare. As of June 30, 2022, SLR Healthcare’s management team and the Company own approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Merger on April 1, 2022.
Concurrent with the closing of the transaction, SLR Healthcare entered into a new, four-year, non-recourse,
$100 million credit facility with
non-affiliates,
which was expandable to $150 million under its accordion feature. Effective March 31, 2014, the credit facility was expanded to $105 million and again on June 27, 2014 to $110 million. On May 27, 2016, SLR Healthcare entered into a new $125 million credit facility which replaced the previously existing facility. The new facility has similar terms as compared to the previous facility and includes an accordion feature increase to $200 million and had a maturity date of May 27, 2020. On June 28, 2019, this $125 million facility was amended, extending the maturity date to June 28, 2023.
SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2022, the portfolio totaled approximately $179.8 million of commitments with a total net investment in loans of $77.5 million on total assets of $89.7 million. As of December 31, 2021, the portfolio totaled approximately $183.5 million of commitments with a total net investment in loans of $81.6 million on total assets of $91.3 million. At June 30, 2022, the portfolio consisted of 38 issuers with an average balance of approximately $2.0 million versus 36 issuers with an average balance of approximately $2.3 million at December 31, 2021. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay
loans. SLR Healthcare’s credit facility, which is
non-recourse
to us, had approximately $59 million and $60 million of borrowings outstanding at June 30, 2022 and December 31, 2021, respectively. For the three months ended June 30, 2022 and 2021, SLR Healthcare had net income (loss) of $0.8 million and ($0.1) million, respectively, on gross income of $2.5 million and $2.0 million, respectively. For the six months ended June 30, 2022 and 2021, SLR Healthcare had net income of $1.7 million and $0.5 million, respectively, on gross income of $4.9 million and $4.4 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions.
SLR Business Credit
SUNS acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized
businesses primarily in the manufacturing, services and distribution industries. SUNS invested approximately $51.0 million to effect the transaction. Subsequently, SUNS contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, SUNS and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. SUNS and ESP SSC Corporation then owned 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized
businesses. As part of this transaction, SUNS 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15.5 million transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies are doing business as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of $66.7 million was financed with equity from SUNS of $19.0 million and borrowings on NMC’s credit facility of $47.7 million. SLRC acquired SLR Business Credit in connection with the Merger on April 1, 2022.
SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2022, the portfolio totaled approximately $566.0 million of commitments, of which $278.2 million were funded, on total assets of $318.7 million. As of December 31, 2021, the portfolio totaled approximately $513.9 million of commitments, of which $248.7 million were funded, on total assets of $290.8 million. At June 30, 2022, the portfolio consisted of 116 issuers with an average balance of approximately $2.4 million versus 125 issuers with an average balance of approximately $2.0 million at December 31, 2021. NMC has a senior credit facility with a bank lending group for $240 million which expires on November 13, 2024. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse
to us, had approximately $210.9 million and $183.3 million of borrowings outstanding at June 30, 2022 and December 31, 2021, respectively. For the three months ended June 30, 2022 and 2021, SLR Business Credit had net income of $1.9 million and $1.3 million, respectively, on gross income of $6.6 million and $5.5 million, respectively. For the six months ended June 30, 2022 and 2021, SLR Business Credit had net income of $3.7 million and $2.2 million, respectively, on gross income of $12.8 million and $9.8 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.
Stock Repurchase Program
On May 3, 2022, our Board authorized a program for the purpose of repurchasing up to $50 million of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 1, 2023 or until $50 million of our outstanding shares of common stock have been repurchased. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases. As of June 30, 2022 no repurchases have taken place.
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
The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value
ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash
accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and six months ended June 30, 2022, capitalized PIK income totaled $0.7 million and $1.0 million, respectively. For the three and six months ended June 30, 2021, capitalized PIK income totaled $1.6 million and $3.3 million, respectively.
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
“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU
2020-04
is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has determined that the adoption of this guidance has not had a material impact on the Company’s consolidated financial statements and disclosures.
RESULTS OF OPERATIONS
Results comparisons are for the three and six months ended June 30, 2022 and June 30, 2021:
Investment Income
For the three and six months ended June 30, 2022, gross investment income totaled $42.8 million and $75.8 million, respectively. For the three and six months ended June 30, 2021, gross investment income totaled $35.6 million and $71.5 million, respectively. The increase in gross investment income for the year over year three and six month periods was primarily due to a larger portfolio size as a result of the Merger, as well as due to an increase in LIBOR and SOFR.

Expenses
Net expenses totaled $22.5 million and $42.0 million, respectively, for the three and six months ended June 30, 2022, of which $11.6 million and $18.9 million, respectively, were base management fees and gross performance-based incentive fees and $10.4 million and $18.7 million, respectively, were interest and other credit facility expenses. Over the same periods, $1.4 million and $1.4 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $1.9 million and $5.8 million, respectively, for the three and six months ended June 30, 2022. Expenses totaled $20.1 million and $40.5 million, respectively, for the three and six months ended June 30, 2021, of which $10.8 million and $21.4 million, respectively, were base management fees and performance-based incentive fees and $7.2 million and $14.4 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.1 million and $4.7 million, respectively, for the three and six months ended June 30, 2021. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the year over year three and six month periods was primarily due to higher interest expense associated with the increase in LIBOR and SOFR.
Net Investment Income
The Company’s net investment income totaled $20.3 million and $33.8 million, or $0.37 and $0.70, per average share, respectively, for the three and six months ended June 30, 2022. The Company’s net investment income totaled $15.5 million and $31.0 million, or $0.37 and $0.73, per average share, respectively, for the three and six months ended June 30, 2021.
Net Realized Gain (Loss)
The Company had investment sales and prepayments totaling approximately $79 million and $180 million, respectively, for the three and six months ended June 30, 2022. Net realized losses over the same periods were $0.1 million and $0.08 million, respectively. The Company had investment sales and prepayments totaling approximately $150 million and $214 million, respectively, for the three and six months ended June 30, 2021. Net realized gains over the same periods were $0.6 million and $0.2 million, respectively. Net realized losses for the three and six months ended June 30, 2022 were de minimis. Net realized gains for the three months ended June 30, 2021 were generally related to the exit of our warrant position in PQ Bypass, Inc. Net realized gains for the six months ended June 30, 2021 were generally related to the exit of our warrant position in PQ Bypass, Inc., partially offset by losses from the sale of our legacy investment in B. Riley Financial, Inc.
Net Change in Unrealized Gain (Loss)
For the three and six months ended June 30, 2022, net change in unrealized loss on the Company’s assets and liabilities totaled $35.8 million and $47.9 million, respectively. For the three and six months ended June 30, 2021, net change in unrealized gain on the Company’s assets and liabilities totaled $2.5 million and $8.9 million, respectively. Net unrealized loss for the three and six months ended June 30, 2022 is primarily due to depreciation in the value of our investments in PhyMed Management LLC, Rug Doctor LLC, American Teleconferencing Services, Ltd., SLR Credit Solutions and SLR Equipment Finance, among others, partially offset by unrealized appreciation on assets acquired in the Merger due to the accounting treatment of the purchase discount. Net unrealized gain for the three months ended June 30, 2021 is primarily due to appreciation in the value of our investments in PhyMed Management LLC, KBH Topco, LLC and Foundation Brands, LLC, among others, partially offset by the reversal of previously recognized appreciation in our investment in Genmark Diagnostics, Inc., as well as depreciation in the value of our investment in American Teleconferencing Services, Ltd. and SOAGG, LLC, among others. Net unrealized gain for the six months ended June 30, 2021 was primarily due to appreciation in the value our investments in PhyMed Management LLC, Senseonics Holdings, Inc. and KBH Topco, LLC, among others, partially offset by the reversal of previously recognized appreciation in our investment in Genmark Diagnostics, Inc., as well as depreciation in the value of our investment in American Teleconferencing Services, Ltd. and SOAGG, LLC, among others.
Net Increase (Decrease) in Net Assets From Operations
For the three and six months ended June 30, 2022, the Company had a net decrease in net assets resulting from operations of $15.6 million and $14.2 million, respectively. For the same periods, losses per average share were $0.29 and $0.29, respectively. For the three and six months ended June 30, 2021, the Company had a net increase in net assets resulting from operations of $18.6 million and $40.1 million, respectively. For the same periods, earnings per average share were $0.44 and $0.95, respectively.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity and capital resources are generated and generally available through its Credit Facility and SPV Credit Facility (as defined below), the 2022 Tranche C Notes, the 2023 Unsecured Notes, the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on
equity and/or debt offerings. As of June 30, 2022, we had a total of $484.4 million of unused borrowing capacity under the Credit Facility and SPV Credit Facility, subject to borrowing base limits.
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
On April 1, 2022, we entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to our assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, the commitment under the SPV Credit Facility is $225 million; however, the commitment can also be expanded up to $600 million. The stated interest rate on the SPV Credit Facility is LIBOR plus
2.00%-2.50%
with no LIBOR floor requirement and the current final maturity date is June 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature.
On April 1, 2022, we entered into an assumption agreement (the “Note Assumption Agreement”), effective as of the closing of the Mergers. The Note Assumption Agreement relates to our assumption of $85 million in aggregate principal amount of five-year, 3.90% senior unsecured notes, due March 31, 2025 (the “2025 Unsecured Notes”) and other obligations of SUNS under the Note Purchase Agreement, dated as of March 31, 2020 (the “Note Purchase Agreement”), among SUNS and certain institutional investors. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. Pursuant to the Note Assumption Agreement, we expressly assumed on behalf of SUNS the due and punctual payment of the principal of (and premium, if any) and interest on all the 2025 Unsecured Notes outstanding, and the due and punctual performance and observance of every covenant and every condition of the Note Purchase Agreement, to be performed or observed by SUNS.
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
On November 8, 2016, the Company closed a private offering of $50 million of the 2022 Unsecured Notes with a fixed interest rate of 4.40% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers. The 2022 Unsecured Notes were repaid in full at maturity.
On January 11, 2013, the Company closed its most recent
follow-on
public equity offering of 6.3 million shares of common stock raising approximately $146.9 million in net proceeds. The primary uses of the funds raised were for investments in portfolio companies, reductions in revolving debt outstanding and for other general corporate purposes.
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time
we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $350 million in cash equivalents as of June 30, 2022.
Debt
Unsecured Notes
On April 1, 2022, we entered into the Note Assumption Agreement, effective as of the closing of the Mergers. The Note Assumption Agreement relates to our assumption of $85 million of the 2025 Unsecured Notes and other obligations of SUNS under the Note Purchase Agreement, among SUNS and certain institutional investors. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. Pursuant to the Note Assumption Agreement, we expressly assumed on behalf of SUNS the due and punctual payment of the principal of (and premium, if any) and interest on all the 2025 Unsecured Notes outstanding, and the due and punctual performance and observance of every covenant and every condition of the Note Purchase Agreement, to be performed or observed by SUNS.
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
On November 8, 2016, the Company closed a private offering of $50 million of the 2022 Unsecured Notes with a fixed interest rate of 4.40% and a maturity date of May 8, 2022. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and

November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers. The 2022 Unsecured Notes were repaid in full at maturity.
Revolving & Term Loan Facilities
On April 1, 2022, we entered into the CF Assumption Agreement, effective as of the closing of the Mergers. The CF Assumption Agreement relates to our assumption of the SPV Credit Facility, by and among SUNS SPV, a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, the commitment under the SPV Credit Facility is $225 million; however, the commitment can also be expanded up to $600 million. The stated interest rate on the SPV Credit Facility is LIBOR plus
2.00%-2.50%
with no LIBOR floor requirement and the current final maturity date is June 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At June 30, 2022, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $128.6 million.
On December 28, 2021, the Company closed on Amendment No. 1 to the Credit Facility. Following the amendment, the Credit Facility is composed of $600 million of revolving credit and $100 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of
1.75%-2.00%
or the alternate base rate plus
0.75%-1.00%.
The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At June 30, 2022, outstanding USD equivalent borrowings under the Credit Facility totaled $312.0 million, composed of $212.0 million of revolving credit and $100.0 million of term loans.
Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At June 30, 2022, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.
Contractual Obligations
A summary of our significant contractual payment obligations is as follows as of June 30, 2022:
Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$340.6	$—	$—	$340.6	$—
Unsecured senior notes	566.0	96.0	210.0	260.0	—
Term loans	100.0	—	—	100.0	—

(1)	As of June 30, 2022, we had a total of $484.4 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.
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
Senior Securities
Information about our senior securities is shown in the following table (in thousands) as of the quarter ended June 30, 2022 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2022 (through June 30, 2022)	$212,000	$423	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
SPV Credit Facility
Fiscal 2022 (through June 30, 2022)	128,600	256	—	N/A
2022 Unsecured Notes
Fiscal 2022 (through June 30, 2022)	—	—	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2022 (through June 30, 2022)	21,000	42	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2022 (through June 30, 2022)	75,000	150	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2022 (through June 30, 2022)	125,000	249	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2025 Unsecured Notes
Fiscal 2022 (through June 30, 2022)	85,000	170	—	N/A
2026 Unsecured Notes

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2022 (through June 30, 2022)	75,000	150	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2022 (through June 30, 2022)	50,000	100	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2022 (through June 30, 2022)	135,000	269	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2022 (through June 30, 2022)	100,000	199	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2022 (through June 30, 2022)	$1,006,600	$2,008	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.

(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of June 30, 2022, asset coverage was 200.8%.

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

Off-Balance
Sheet Arrangements
From
time-to-time
and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022	December 31, 2021
(in millions)
Arcutis Biotherapeutics, Inc	$50.1	$43.5
SLR Credit Solutions*	44.3	44.3
World Insurance Associates, LLC	33.3	—
Apeel Technology, Inc	32.8	—
Glooko, Inc	29.8	25.1
CC SAG Holdings Corp. (Spectrum Automotive)..	24.3	18.8
Human Interest, Inc	20.1	—
Atria Wealth Solutions, Inc	11.6	3.7
RSC Acquisition, Inc	10.6	—
BridgeBio Pharma, Inc	9.0	23.0
Vapotherm, Inc	8.6	—
Peter C. Foy & Associates Insurance Services, LLC	8.6	—
Inszone Mid, LLC	7.9	12.5
Ardelyx, Inc	7.8	—
Maurices, Incorporated	6.0	5.7
RQM+ Corp	5.1	3.8
Ivy Fertility Services, LLC	4.9	4.5
Vessco Midco Holdings, LLC	4.4	—
NAC Holdings Corporation	4.3	4.8
OIS Management Services, LLC	4.0	—
One Touch Direct, LLC	4.0	7.2
Kaseya, Inc	3.9	—
Foundation Consumer Brands, LLC	3.0	2.3
Plastics Management, LLC	2.8	—
Southern Orthodontic Partners Management, LLC	2.8	—
Kid Distro Holdings, LLC	2.7	2.7
MMIT Holdings, LLC	2.3	2.0
Basic Fun, Inc	2.3	1.9
Enverus Holdings, Inc	1.4	—
SLR Healthcare ABL*	1.4	—
RxSense Holdings LLC	1.2	—
Erie Construction Mid-west, LLC	1.2	—
SLR Equipment Finance	1.0	5.0
All State Ag Parts, LLC	0.9	—
American Teleconferencing Services, Ltd	0.9	0.6
Ultimate Baked Goods Midco LLC	0.8	0.8
SunMed Group Holdings, LLC	0.8	0.8
Composite Technology Acquisition Corp	0.6	—
Pinnacle Treatment Centers, Inc	0.5	1.4
GSM Acquisition Corp	0.5	—
BayMark Health Services, Inc	0.5	—
High Street Buyer, Inc	0.3	—
Tilley Distribution, Inc	0.3	—
TAUC Management, LLC	0.3	—
Rezolute, Inc	—	5.7
SOC Telemed, Inc	—	4.4
Neuronetics, Inc	—	2.2

Total Commitments	$363.9	$226.7

*	The Company controls the funding of the SLR Credit Solutions and SLR Healthcare commitments and may cancel them at its discretion.
The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2022 and December 31, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
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
Distributions
The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2022
August 2, 2022	August 18, 2022	September 1, 2022	$0.136667
July 6, 2022	July 21, 2022	August 2, 2022	0.136667
June 3, 2022	June 23, 2022	July 5, 2022	0.136667
May 3, 2022	May 19, 2022	June 2, 2022	0.136667
April 4, 2022	April 21, 2022	May 3, 2022	0.136667
March 1, 2022	March 18, 2022	April 1, 2022	0.41

Total 2022			$1.093335

Fiscal 2021
November 3, 2021	December 16, 2021	January 5, 2022	$0.41
August 3, 2021	September 23, 2021	October 5, 2021	0.41
May 5, 2021	June 23, 2021	July 2, 2021	0.41
February 24, 2021	March 18, 2021	April 2, 2021	0.41

Total 2021			$1.64

Fiscal 2020
November 5, 2020	December 17, 2020	January 5, 2021	$0.41
August 4, 2020	September 17, 2020	October 2, 2020	0.41
May 7, 2020	June 18, 2020	July 2, 2020	0.41
February 20, 2020	March 19, 2020	April 3, 2020	0.41

Total 2020			$1.64

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global
COVID-19
pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of LIBOR and SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the six months ended June 30, 2022, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR or SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating LIBOR or SOFR. Assuming no changes to our balance sheet as of June 30, 2022 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR and SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by eight cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2022 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR and SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately eleven cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time
by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2022, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR and SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	(0.08)	$0.11
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2022 (the end of the period covered by this report), we, including our
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
(b) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Other than as described in Part II, Item. 1 - Legal Proceedings section of our Form
10-Q
for the quarter ended March 31, 2022 (which was filed with the SEC on May 3, 2022), to which there have been no material updates as of the date of this report, we,

the Administrator, and the Investment Adviser are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations beyond what has been disclosed within these financial statements.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the March 1, 2022 filing of our Annual Report on
Form 10-K, which
could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the period ended June 30, 2022 to the risk factors discussed in “Risk Factors” in the March 1, 2022 filing of our Annual Report on Form
10-K.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of securities during the quarter ended June 30, 2022.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

2.1	Agreement and Plan of Merger among SLR Investment Corp., SLR Senior Investment Corp., Solstice Merger Sub, Inc. and SLR Capital Partners, LLC (for the limited purposes set forth therein), dated as of December 1, 2021(7)

3.1	Articles of Amendment and Restatement(1)

3.2	Second Amended and Restated Bylaws(7)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(4)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023(5)

10.1	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and SLR Senior Investment Corp., as the contributor(3)

10.2	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through the Tenth Amendment dated as of December 29, 2021), by and among SLR Senior Investment Corp., as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(9)

Exhibit Number	Description

10.3	Letter Agreement, dated as of April 1, 2022, between SLR Investment Corp. and SLR Capital Partners, LLC(8)

10.4	Credit Facility Assumption Agreement, dated as of April 1, 2022, by SLR Investment Corp.(8)

10.5	Assumption Agreement, dated as of April 1, 2022, made by SLR Investment Corp. for the benefit of the holders of Notes issues under the Note Purchase Agreement(8)

10.6	Note Purchase Agreement, dated as of March 31, 2020, between SLR Senior Investment Corp. and the purchasers party thereto(6)

23.1 31.1	Awareness Letter of Independent Registered Public Accounting Firm* Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File — The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 8-K (File No. 814-00849) filed on August 31, 2011.
(4)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(5)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.
(6)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 10-Q (File No. 814-00849) filed on May 7, 2020.
(7)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on December 1, 2021.
(8)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on April 1, 2022.
(9)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-Q filed on May 3, 2022.
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of
the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2022.

SLR INVESTMENT CORP.

By:	/ S / M ICHAEL S. G ROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/ S / B RUCE J. S POHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/ S / R ICHARD L. P ETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)