Form 10-Q
period 2022-09-30
SLR Investment Corp.
filed 2022-11-02
CIK 1418076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2022

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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 31, 2022 was 54,772,651.

SLR INVESTMENT CORP.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2022 (unaudited) and December 31, 2021	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2022 (unaudited) and the three and nine months ended September 30, 2021 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2022 (unaudited) and the three and nine months ended September 30, 2021 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 (unaudited) and the nine months ended September 30, 2021 (unaudited)	6

	Consolidated Schedule of Investments as of September 30, 2022 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2021	12

	Notes to Consolidated Financial Statements (unaudited)	17

	Report of Independent Registered Public Accounting Firm	38

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	57

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	58

	Signatures	60

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Investment Corp. unless the context states otherwise.

Item 1.	Financial Statements
SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share amounts)

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Investments at fair value:
Companies less than 5% owned (cost: $1,386,014 and $985,088, respectively)	$1,368,827	$964,379
Companies more than 25% owned (cost: $812,800 and $711,865, respectively)	786,534	706,203
Cash	7,983	2,935
Cash equivalents (cost: $268,931 and $320,000, respectively)	268,931	320,000
Dividends receivable	11,542	9,028
Interest receivable	9,456	6,521
Receivable for investments sold	1,276	1,378
Prepaid expenses and other assets	886	567

Total assets	$2,455,435	$2,011,011

Liabilities
Debt ($1,156,200 and $818,500 face amounts, respectively, reported net of unamortized debt issuance costs/market discount of $7,909 and $6,462, respectively. See notes 6 and 7)	$1,148,291	$812,038
Payable for investments and cash equivalents purchased	268,952	320,041
Distributions payable	7,486	17,327
Management fee payable (see note 3)	7,890	7,435
Performance-based incentive fee payable (see note 3)	4,771	1,864
Interest payable (see note 7)	7,083	4,492
Administrative services payable (see note 3)	1,293	2,689
Other liabilities and accrued expenses	3,444	2,844

Total liabilities	$1,449,210	$1,168,730

Commitments and contingencies (see note 10)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 54,772,651 and 42,260,826 shares issued and outstanding, respectively	$548	$423
Paid-in capital in excess of par	1,163,713	936,999
Accumulated distributable net loss	(158,036)	(95,141)

Total net assets	$1,006,225	$842,281

Net Asset Value Per Share	$18.37	$19.93

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$32,933	$19,202	$82,450	$62,517
Companies more than 25% owned	2,431	2,834	6,914	8,605
Dividends:
Companies less than 5% owned	—	—	—	133
Companies more than 25% owned	11,969	9,078	32,767	28,485
Other income:
Companies less than 5% owned	234	1,044	1,222	3,862
Companies more than 25% owned	—	5	—	20

Total investment income	47,567	32,163	123,353	103,622

EXPENSES:
Management fees (see note 3)	$7,890	$7,142	$22,019	$20,842
Performance-based incentive fees (see note 3)	4,965	698	9,699	8,444
Interest and other credit facility expenses (see note 7)	12,784	7,127	31,464	21,502
Administrative services expense (see note 3)	1,132	1,435	3,684	4,170
Other general and administrative expenses	935	755	4,212	2,673

Total expenses	27,706	17,157	71,078	57,631

Performance-based incentive fees waived (see note 3)	(194)	—	(1,552)	—

Net expenses	27,512	17,157	69,526	57,631

Net investment income	$20,055	$15,006	$53,827	$45,991

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$(37,326)	$(127)	$(37,401)	$68

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	28,783	(6,507)	3,521	1,284
Companies more than 25% owned	2,016	4,999	(20,602)	6,105

Net change in unrealized gain (loss) on investments and cash equivalent s	30,799	(1,508)	(17,081)	7,389

Net realized and unrealized gain (loss) on investments and cash equivalents	(6,527)	(1,635)	(54,482)	7,457

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,528	$13,371	$(655)	$53,448

EARNINGS (LOSS) PER SHARE (see note 5)	$0.25	$0.32	$(0.01)	$1.26

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income	$20,055	$15,006	$53,827	$45,991
Net realized gain (loss)	(37,326)	(127)	(37,401)	68
Net change in unrealized gain (loss)	30,799	(1,508)	(17,081)	7,389

Net increase (decrease) in net assets resulting from operations	13,528	13,371	(655)	53,448

Distributions to stockholders:
From net investment income	(20,055)	(17,327)	(53,827)	(51,981)
From return of capital	(2,401)	—	(8,413)	—

Net distributions to stockholders	(22,456)	(17,327)	(62,240)	(51,981)

Capital transactions (see note 12) :
Issuance of common stock	—	—	226,839	—

Total increase (decrease) in net assets	(8,928)	(3,956)	163,944	1,467
Net assets at beginning of period	1,015,153	857,446	842,281	852,023

Net assets at end of period	$1,006,225	$853,490	$1,006,225	$853,490

Capital stock activity (see note 12) :
Issuance of common stock	—	—	12,511,825	—

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine months ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(655)	$53,448
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain) loss on investments and cash equivalents	37,401	(68)
Net change in unrealized (gain) loss on investments	17,081	(7,389)
(Increase) decrease in operating assets:
Purchase of investments	(406,302)	(398,349)
Proceeds from disposition of investments	259,784	321,918
Net accretion of discount on investments	(7,760)	(4,652)
Capitalization of payment-in-kind income	(1,753)	(5,000)
Collections of payment-in-kind income	1,112	942
Receivable for investments sold	102	51
Interest receivable	(2,935)	838
Dividends receivable	(2,514)	(1,092)
Prepaid expenses and other assets	(319)	(40)
Cash acquired in merger	2,313	—
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(51,089)	116,760
Management fee payable	455	607
Performance-based incentive fee payable	2,907	(94)
Administrative services expense payable	(1,396)	206
Interest payable	2,591	3,175
Other liabilities and accrued expenses	600	62
Deferred financing costs/market discount	1,631	1,169

Net Cash Provided by (Used in) Operating Activities	(148,746)	82,492

Cash Flows from Financing Activities:
Cash distributions paid	(72,081)	(51,981)
Proceeds from unsecured borrowings	134,914	49,966
Repayment of unsecured borrowings	(150,000)	—
Proceeds from secured borrowings	743,892	457,000
Repayment of secured borrowings	(554,000)	(466,260)

Net Cash Provided by (Used in) Financing Activities	102,725	(11,275)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,021)	71,217
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	322,935	388,776

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$276,914	$459,993

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,873	$18,327
Issuance of shares in connection with the Merger (1)	226,839	—

(1)
On April 1, 2022, in connection with the Merger (as defined in Note 1 “Organization”), the Company acquired net assets of $244,691 for the total stock consideration of $226,839. For further details, refer to Note 16 “Merger with SUNS”.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
September 30, 202
2
(in thousands, except share/unit amount
s
)

Description	Industry	Spread Above Index (7)		Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 134.4%
First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation(16)	Health Care Providers & Services	L+550		1.00%	8.41%	5/7/2018	5/9/2025	$17,176	$16,836	$17,176
All State Ag Parts, LLC(16)	Trading Companies & Distributors	S+500		1.00%	7.84%	4/1/2022	9/1/2026	2,681	2,591	2,681
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	—	5/5/2016	9/9/2021	36,135	25,926	—
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	—	9/17/2021	12/16/2022	6,581	6,426	1,287
AmeriMark Intermediate Holdings, LLC(14)	Internet & Catalog Retail	L+600		1.00%	11.09%	7/28/2021	10/15/2026	24,633	24,225	24,141
Apex Services Partners, LLC(16)	Diversified Consumer Services	S+525		1.00%	8.30%	8/31/2022	7/31/2025	14,021	13,612	13,601
Atria Wealth Solutions, Inc.	Diversified Financial Services	S+600		1.00%	8.79%	9/14/2018	2/29/2024	10,674	10,617	10,674
Basic Fun, Inc.	Specialty Retail	L+550		1.00%	8.59%	10/30/2020	10/30/2023	2,687	2,675	2,687
BayMark Health Services, Inc.(16)	Health Care Providers & Services	L+500		1.00%	8.12%	4/1/2022	6/11/2027	12,455	11,968	12,455
BDG Media, Inc.	Media	L+900		0.25%	11.29%	7/18/2022	4/27/2023	9,427	9,427	9,427
CC SAG Holdings Corp. (Spectrum Automotive)(16)	Diversified Consumer Services	L+575		0.75%	9.42%	6/29/2021	6/29/2028	16,794	16,468	16,794
Composite Technology Acquisition Corp.(16)	Building Products	L+500		1.00%	6.50%	4/1/2022	2/1/2025	10,759	10,276	10,759
Copper River Seafoods, Inc.	Food Products	P+275		—	9.00%	8/31/2022	4/23/2025	9,957	9,957	9,957
Enhanced Permanent Capital, LLC(3)	Capital Markets	L+700		1.00%	8.72%	12/29/2020	12/29/2025	35,205	34,444	35,205
ENS Holdings III Corp. & ES Opco USA LLC (Bluefin)(16)	Trading Companies & Distributors	L+475		1.00%	8.42%	4/1/2022	12/31/2025	6,232	5,997	6,232
Enverus Holdings, Inc. (fka Drilling Info Holdings)(16)	IT Services	L+450		—	7.62%	4/1/2022	7/30/2025	11,627	11,119	11,627
Erie Construction Mid-west, LLC(16)	Building Products	L+475		1.00%	7.56%	4/1/2022	7/30/2027	9,029	8,674	9,029
Foundation Consumer Brands, LLC(16)	Personal Products	L+550		1.00%	8.43%	2/12/2021	2/12/2027	39,038	38,070	39,038
GSM Acquisition Corp.(16)	Leisure Equipment & Products	S+500		1.00%	7.32%	4/1/2022	11/16/2026	11,468	10,977	11,353
Higginbotham Insurance Agency, Inc.(16)	Insurance	L+525		0.75%	8.37%	4/1/2022	11/25/2026	6,239	5,997	6,239
High Street Buyer, Inc.(16)	Insurance	L+600		0.75%	8.56%	4/1/2022	4/16/2028	7,701	7,257	7,701
Human Interest Inc.	Internet Software & Services	S+785		1.00%	10.36%	6/30/2022	7/1/2027	20,104	19,743	19,702
iCIMS, Inc.	Software	S+675		0.75%	9.49%	8/18/2022	8/18/2028	32,084	31,530	31,522
Inszone Mid, LLC	Insurance	L+575		1.00%	8.23%	9/28/2021	6/30/2026	20,670	20,487	20,670
Ivy Fertility Services, LLC	Health Care Providers & Services	L+625		1.00%	8.80%	12/22/2021	2/25/2026	33,176	32,406	33,176
Kaseya, Inc.	Software	S+575		0.75%	8.29%	6/22/2022	6/23/2029	32,426	31,953	31,939
Kid Distro Holdings, LLC (Distro Kid)	Software	L+575		1.00%	8.63%	9/24/2021	10/1/2027	29,519	29,010	29,519
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700		1.00%	9.29%	12/21/2018	12/21/2024	80,000	79,778	80,000
KORE Wireless Group, Inc.(16)	Wireless Telecommunication Services	L+550		—	9.17%	12/21/2018	12/21/2024	47,899	47,169	47,899
Logix Holding Company, LLC(16)	Communications Equipment	L+575		1.00%	8.87%	9/14/2018	12/22/2024	14,009	13,159	13,449
Luxury Asset Capital, LLC	Thrifts & Mortgage Finance	S+675		1.00%	9.38%	7/15/2022	7/15/2027	27,500	26,968	27,500
Maurices, Incorporated(16)	Specialty Retail	L+675		1.00%	9.38%	8/27/2021	6/1/2024	8,914	8,746	8,914
MMIT Holdings, LLC	IT Services	L+625		1.00%	9.50%	9/21/2021	9/15/2027	30,909	30,477	30,909
Montefiore Nyack Hospital	Health Care Providers & Services	L+495		—	8.05%	8/9/2022	11/15/2024	5,000	5,000	5,000
NAC Holdings Corporation (Jaguar)(16)	Insurance	L+525		1.00%	8.23%	7/30/2021	9/28/2024	28,675	28,234	28,675
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+500		1.00%	7.31%	4/1/2022	6/2/2024	2,486	2,365	2,362
OIS Management Services, LLC	Health Care Providers & Services	S+575		1.00%	9.45%	4/11/2022	7/9/2026	6,262	6,161	6,262
One Touch Direct, LLC	Commercial Services & Supplies	P+75		—	7.00%	4/3/2020	3/30/2024	3,487	3,487	3,487
Orthopedic Care Partners Management, LLC	Health Care Providers & Services	S+650		1.00%	9.36%	8/17/2022	5/16/2024	2,843	2,823	2,822
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	S+625		1.00%	9.43%	8/19/2022	12/4/2024	754	744	743
Peter C. Foy & Associates Insurance Services, LLC	Insurance	S+600		0.75%	8.96%	4/1/2022	11/1/2028	10,006	9,860	10,006
PhyNet Dermatology LLC	Health Care Providers & Services	L+600	(15)	1.00%	8.85%	9/5/2018	8/16/2024	14,498	14,454	14,498
Pinnacle Treatment Centers, Inc.(16)	Health Care Providers & Services	L+575		1.00%	8.00%	1/22/2020	12/31/2022	16,289	16,223	16,289
Plastics Management, LLC(16)	Health Care Providers & Services	S+500		1.00%	8.13%	4/1/2022	8/18/2027	9,515	9,169	9,420
PPT Management Holdings, LLC(16)	Health Care Providers & Services	L+850	(11)	1.00%	10.78%	9/14/2018	12/16/2022	30,515	30,000	24,503
RQM+ Corp.(16)	Life Sciences Tools & Services	L+575		1.00%	9.31%	8/20/2021	8/12/2026	26,890	26,501	26,890
RSC Acquisition, Inc.(16)	Insurance	S+550		0.75%	7.76%	4/1/2022	11/1/2026	5,946	5,776	5,946
RxSense Holdings LLC(16)	Diversified Consumer Services	L+500		1.00%	8.12%	4/1/2022	3/13/2026	11,775	11,328	11,775
SHO Holding I Corporation (Shoes for Crews)(16)	Footwear	L+523		1.00%	8.04%	4/1/2022	4/27/2024	5,719	5,315	5,434
Southern Orthodontic Partners Management, LLC	Health Care Providers & Services	S+575		1.00%	9.19%	6/3/2022	1/27/2026	1,028	1,019	1,028
SPAR Marketing Force, Inc.	Media	P+95		—	7.20%	7/18/2022	10/10/2024	9,787	9,787	9,787
Stryten Resources LLC	Auto Parts & Equipment	S+800		1.00%	11.15%	8/11/2021	10/12/2026	25,988	25,548	25,988
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	L+575		0.75%	8.82%	6/16/2021	6/16/2028	25,014	24,487	25,014
TAUC Management, LLC(16)	Health Care Providers & Services	L+525		1.00%	8.16%	4/1/2022	2/12/2027	6,908	6,578	6,874
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	L+600		1.00%	8.78%	4/1/2022	12/31/2026	10,253	9,758	10,253
Ultimate Baked Goods Midco LLC (Rise Baking)(16)	Packaged Foods & Meats	L+650		1.00%	10.17%	8/12/2021	8/13/2027	26,136	25,322	25,874
Vessco Midco Holdings, LLC(16)	Water Utilities	L+450		1.00%	7.34%	4/1/2022	11/2/2026	1,523	1,461	1,508
World Insurance Associates, LLC(16)	Insurance	L+575		1.00%	8.33%	4/1/2022	4/1/2026	23,188	22,463	23,188

Total First Lien Bank Debt/Senior Secured Loans									$958,828	$936,888

Second Lien Asset-Based Senior Secured Loans
ACRES Commercial Mortgage, LLC	Diversified Financial Services	S+705		1.00%	9.82%	12/24/2021	8/21/2028	29,925	$29,380	$29,925
Varilease Finance, Inc.	Multi-Sector Holdings	L+750		1.00%	9.79%	8/22/2014	11/15/2025	29,563	29,483	29,563

Total Second Lien Asset-Based Senior Secured Loans									$58,863	$59,488

Second Lien Bank Debt/Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975	(11)	1.50%	—	12/23/2013	5/16/2023	12,900	$11,791	$6,450

Total Second Lien Bank Debt/Senior Secured Loans									$11,791	$6,450

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
September 30, 2022
(in thousands, except share/unit amount
s
)

Description	Industry	Spread Above Index (7)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued) —
First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.(16)	Pharmaceuticals	L+765	1.78%	10.28%	12/31/2019	7/1/2024	$23,159	$23,823	$26,280
Apeel Technology, Inc.	Biotechnology	S+625	1.00%	8.75%	6/29/2022	6/1/2027	3,643	3,613	3,606
Arcutis Biotherapeutics, Inc.(3)	Pharamceuticals	L+745	0.10%	10.08%	12/22/2021	1/1/2027	66,849	66,803	67,518
Ardelyx, Inc.	Pharmaceuticals	L+795	0.10%	10.58%	2/23/2022	3/1/2027	9,475	9,407	9,475
Axcella Health Inc.	Pharmaceuticals	L+860	0.10%	11.23%	9/2/2021	9/1/2026	7,137	7,236	7,262
BridgeBio Pharma, Inc.(3)	Biotechnology	—	—	9.00%	11/17/2021	11/17/2026	39,530	38,954	39,184
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.88%	6/28/2019	1/1/2024	14,578	15,043	15,015
Cerapedics, Inc.(16)	Health Care Equipment & Supplies	L+695	2.50%	9.58%	3/22/2019	3/1/2025	30,982	32,059	33,151
Glooko, Inc.(16)	Health Care Technology	L+790	0.10%	10.53%	9/30/2021	10/1/2026	15,883	15,830	15,903
Neuronetics, Inc.(16)	Health Care Equipment & Supplies	L+765	1.66%	10.28%	3/2/2020	2/28/2025	18,012	18,387	18,463
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+1405	0.10%	16.68%	7/30/2018	7/1/2023	18,879	18,413	19,314
Rubius Therapeutics, Inc.(16)	Pharmaceuticals	L+550	2.10%	8.13%	12/21/2018	6/1/2026	46,473	47,552	46,783
scPharmaceuticals, Inc.(16)	Pharmaceuticals	L+795	2.23%	10.58%	9/17/2019	9/17/2023	2,701	2,787	2,848
Spectrum Pharmaceuticals, Inc.(16)	Biotechnology	S+570	2.30%	8.72%	9/21/2022	9/1/2027	10,525	10,373	10,420
Vapotherm, Inc.	Health Care Equipment & Supplies	S+830	1.00%	10.93%	2/18/2022	2/1/2027	34,455	34,104	34,455

Total First Lien Life Science Senior Secured Loans								$344,384	$349,677

Total Senior Secured Loans								$1,373,866	$1,352,503

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 23.7%
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-9.64%	2/12/2021	3/1/2025-12/1/2026	$2,392	$2,389	$2,389
AFG Dallas III, LLC (10)	Diversified Consumer Services	10.00%	8/11/2022	8/11/2026-8/26/2026	1,093	1,093	1,093
Air Methods Corporation (10)	Airlines	7.08-7.13%	11/3/2021	11/3/2026-11/23/2026	3,719	3,784	3,719
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	4/15/2025	1,551	1,551	1,566
Blackhawk Mining, LLC (10)	Oil, Gas & Consumable Fuels	11.17%	2/16/2018	11/1/2022	409	409	409
Boart Longyear Company (10)	Metals & Mining	9.06-10.44%	5/28/2020	7/1/2024-1/1/2026	4,231	4,231	4,231
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/1/2022	8/1/2026	162	162	162
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023-6/22/26	2,464	2,464	2,432
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	1,219	1,219	1,219
CKD Holdings, Inc. (10)	Road & Rail	8.10-8.60%	9/22/2022	6/22/26-9/22/27	3,887	3,887	3,887
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	9.36-13.01%	5/27/2021	4/1/2025-10/1/2027	6,027	6,027	6,027
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	1,962	1,986	1,962
EasyPak, LLC (10)	Containers & Packaging	9.01%	1/6/2021	1/1/2024	364	364	364
Energy Drilling Services, LLC (10)	Diversified Consumer Services	6.58%	8/26/2022	9/1/2027	1,192	1,192	1,192
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	5,438	5,469	5,438
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	8.37%	4/27/2018	4/27/2025	3,946	3,946	3,847
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50-9.02%	10/28/2021	11/1/2026-4/1/2027	3,094	3,098	3,094
First National Capital, LLC (10)	Diversified Financial Services	9.00%	11/5/2021	8/1/2026	7,533	7,533	7,533
Freightsol LLC (10)	Road & Rail	12.51-12.89%	4/9/2019	11/1/2023	932	940	932
Garda CL Technical Services, Inc. (10)	Commercial Services & Supplies	8.30-8.77%	3/22/2018	6/5/2023-10/5/2023	669	669	667
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	1/4/2024	520	520	520
GMT Corporation (10)	Machinery	10.71%	10/23/2018	1/1/2026	5,032	5,038	5,032
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/8/2021	11/1/2025	1,069	1,069	1,069
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%	11/15/2018	5/1/2024-9/1/2025	322	322	314
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	6,616	6,659	6,484
Kool Pak, LLC (10)	Road & Rail	8.58%	2/5/2018	3/1/2024	233	233	233
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/24-9/25/24	7,500	7,500	7,361
Lux Credit Consultants, LLC (10)	Road & Rail	8.28-11.12%	6/17/2021	12/1/2024-10/1/2026	15,930	15,930	15,930
Lux Vending, LLC (10)	Consumer Finance	12.46-13.26%	8/20/2021	8/20/2024-10/1/2024	1,870	1,902	1,870
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	2/28/2025	398	396	398
Rane Light Metal Castings Inc. (10)	Machinery	10.00%	6/1/2020	7/1/2024	184	184	184
Rango, Inc. (10)	Commercial Services & Supplies	9.33-9.79%	9/24/2019	4/1/2023-11/1/2024	2,374	2,399	2,329
Royal Coach Lines, Inc.(10)	Road & Rail	9.56%	11/21/2019	8/1/2025	913	913	833
Royal Express Inc. (10)	Road & Rail	9.53%	1/17/2019	2/1/2024	494	497	494
Sidelines Tree Service LLC (10)	Diversified Consumer Services	10.25%	7/31/2017	10/1/2022	19	19	19
SLR Equipment Finance(2)	Multi-Sector Holdings	8.50%	1/24/2022	1/24/2023	5,000	5,000	5,000
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82-7.95%	6/30/2022	9/15/2026-7/1/2029	2,006	2,006	2,006
ST Coaches, LLC (10)	Road & Rail	8.22-8.58%	7/31/2017	10/1/2022-1/25/2025	1,810	1,810	1,729
Star Coaches Inc. (10)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,019	3,019	2,710
Superior Transportation, Inc. (10)	Road & Rail	10.22-10.63%	7/31/2017	1/1/2026	3,814	3,814	3,814
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	4.07%	7/31/2017	1/1/2028	2,706	2,706	2,706
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-8.75%	10/8/2021	11/1/2024-12/1/2026	628	628	628
Up Trucking Services, LLC (10)	Road & Rail	11.21%	3/23/2018	8/1/2024	510	515	510
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%	7/11/2019	8/1/2024-8/1/2026	2,144	2,144	2,104
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%	7/31/2019	8/1/2024-10/5/25	673	675	673
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	428	428	411
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32%	9/23/2022	9/23/2027	209	211	209

					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings		7/31/2017		200	145,000	120,820

Total Equipment Financing						$263,950	$238,553

Preferred Equity – 0.4%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00% (11)	6/8/2012	6/30/2023	52,536	$5,254	$4,176

Total Preferred Equity						$5,254	$4,176

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
September 30, 202
2
(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—55.7%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	6,347	$106	$—
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	92
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	108
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	260,000	129	377
KBH Topco LLC (Kingsbridge) (2)(5)(18)	Multi-Sector Holdings	11/3/2020	73,500,000	136,596	147,000
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	—
RD Holdco, Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	469,353	235	620
SLR Business Credit (2)(3)(19)	Diversified Financial Services	4/1/2022	100	81,583	89,370
SLR Credit Solutions (2)(3)(20)	Diversified Financial Services	12/28/2012	280,303	280,737	288,760
SLR Healthcare ABL (2)(3)(21)	Diversified Financial Services	4/1/2022	32,839	34,335	33,750
Spectrum Pharmaceuticals, Inc. Warrants *	Biotechnology	9/21/2022	159,470	50	22
TwentyEighty Investors, LLC*	Professional Services	4/1/2022	17,214	5	5
Vapotherm, Inc. Warrants(3)*	Health Care Equipment & Supplies	2/18/2022	36,996	210	25
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	33,430	152	—

Total Common Equity/Equity Interests/Warrants				$555,744	$560,129

Total Investments (6) — 214.2%				$2,198,814	$2,155,361

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 26.7% U.S. Treasury Bill	Government	9/30/2022	11/22/2022	$270,000	$268,931	$268,931

Total Investments & Cash Equivalents —240.9%					$2,467,745	$2,424,292
Liabilities in Excess of Other Assets — (140.9%)						(1,418,067)

Net Assets — 100.0%						$1,006,225

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of September 30, 2022.

(2)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2022 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2021	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend Income	Fair Value at September 30, 2022
Equipment Operating Leases, LLC	$18,939	$—	$15,725	$—	$633	$668	$3,847
Kingsbridge Holdings, LLC	80,000	—	—	—	(64)	5,182	80,000
KBH Topco, LLC (Kingsbridge)	145,996	—	—	—	1,004	11,288	147,000
Loyer Capital LLC	10,725	—	3,500	—	136	812	7,361
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	5,216	—	—	—	(5,216)	—	—
RD Holdco, Inc. (Rug Doctor, warrants)	—	—	—	—	—	—	—
RD Holdco, Inc. (debt)	11,829	685	—	—	(5,351)	(18)	6,450
SLR Business Credi t	—	81,583	—	—	7,787	3,400	89,370
SLR Credit Solutions	298,766	—	—	—	(10,006)	15,500	288,760
SLR Equipment Finance (equity)	129,102	—	—	—	(8,282)	—	120,820
SLR Equipment Finance (debt)	—	5,000	—	—	—	270	5,000
SLR Healthcare ABL	—	34,335	—	—	(585)	1,730	33,750
SOAGG LLC	1,121	—	447	—	(674)	647	—
SOINT, LLC	4,509	203	552	—	16	202	4,176

	$706,203	$121,806	$20,224	$—	$(20,602)	$39,681	$786,534

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
September 30, 2022
(in thousands)

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on
investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2022, on a fair value basis, non-qualifying
assets in the portfolio represented 22.7% of the total assets of the Company.

(4)	The Company’s investment in SOINT, LLC include a one dollar investment in common shares.
(5)	Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $13,274; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $159,987 and $146,713, respectively, based on a tax cost of $2,142,087. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

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
co-Borrowers.

(15)	Spread is 5.50% Cash / 0.50% PIK.
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

(17)	See note 11 to the consolidated financial statements.
(18)	See note 13 to the consolidated financial statements.
(19)	See note 15 to the consolidated financial statements.
(20)	See note 9 to the consolidated financial statements.
(21)	See note 14 to the consolidated financial statements.
*	Non-income producing security.
**	Investment is on non-accrual status.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
September 30, 2022
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2022
Diversified Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	21.5%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	18.3%
Pharmaceuticals	8.1%
Health Care Providers & Services	7.1%
Health Care Equipment & Supplies	6.1%
Insurance	4.8%
Software	4.3%
Biotechnology	2.5%
Diversified Consumer Services	2.4%
Wireless Telecommunication Services	2.2%
IT Services	2.0%
Personal Products	1.8%
Road & Rail	1.7%
Capital Markets	1.6%
Thrifts & Mortgage Finance	1.3%
Life Sciences Tools & Services	1.2%
Auto Parts & Equipment	1.2%
Packaged Foods & Meats	1.2%
Internet & Catalog Retail	1.1%
Building Products	0.9%
Internet Software & Services	0.9%
Media	0.9%
Trading Companies & Distributors	0.9%
Commercial Services & Supplies	0.9%
Health Care Technology	0.8%
Communications Equipment	0.7%
Specialty Retail	0.5%
Leisure Equipment & Products	0.5%
Food Products	0.5%
Auto Components	0.4%
Airlines	0.4%
Hotels, Restaurants & Leisure	0.3%
Footwear	0.2%
Machinery	0.2%
Metals & Mining	0.2%
Aerospace & Defense	0.2%
Consumer Finance	0.1%
Water Utilities	0.1%
Construction & Engineering	0.0%
Energy Equipment & Services	0.0%
Oil, Gas & Consumable Fuels	0.0%
Containers & Packaging	0.0%
Transportation Infrastructure	0.0%
Professional Services	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)		LIBOR Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 111.5%
First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550		1.00%	6.50%	5/7/2018	5/9/2025	$12,402	$12,283	$12,402
Alteon Health, LLC	Health Care Providers & Services	L+650		1.00%	7.50%	9/14/2018	9/1/2023	14,117	14,079	14,117
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	7.50%	5/5/2016	9/9/2021	24,822	24,453	3,345
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	7.50%	9/17/2021	3/31/2022	4,576	4,508	4,576
AmeriMark Intermediate Holdings, LLC(14)	Internet & Catalog Retail	L+600		1.00%	7.00%	7/28/2021	10/15/2026	25,226	24,739	24,721
Atria Wealth Solutions, Inc	Diversified Financial Services	L+600		1.00%	7.00%	9/14/2018	11/30/2022	6,345	6,329	6,345
Basic Fun, Inc	Specialty Retail	L+550		1.00%	6.50%	10/30/2020	10/30/2023	2,902	2,871	2,902
CC SAG Holdings Corp. (Spectrum Automotive)	Diversified Consumer Services	L+575		0.75%	6.50%	6/29/2021	6/29/2028	12,168	11,995	12,168
Community Brands ParentCo, LLC (f/k/a Ministry Brands)	Software	L+400		1.00%	5.00%	7/30/2021	12/2/2022	34,901	34,538	34,901
Enhanced Permanent Capital, LLC(3)	Capital Markets	L+700		1.00%	8.00%	12/29/2020	12/29/2025	26,061	25,418	26,061
Foundation Consumer Brands, LLC	Personal Products	L+638		1.00%	7.38%	2/12/2021	2/12/2027	33,367	32,633	33,367
iCIMS, Inc.	Software	L+650		1.00%	7.50%	9/7/2018	9/12/2024	19,341	19,120	19,341
Inszone Mid, LLC.	Insurance	L+575		1.00%	6.75%	9/28/2021	6/30/2026	11,141	11,035	11,086
Ivy Fertility Services, LLC	Health Care Providers & Services	L+625		1.00%	7.25%	12/22/2021	2/25/2026	21,677	21,299	21,298
Kid Distro Holdings, LLC (Distro Kid)	Software	L+600		1.00%	7.00%	9/24/2021	10/1/2027	29,743	29,168	29,148
Kingsbridge Holdings, LLC(2) .	Multi-Sector Holdings	L+700		1.00%	8.00%	12/21/2018	12/21/2024	80,000	79,713	80,000
KORE Wireless Group, Inc.(3)	Wireless Telecommunication Services	L+550		—	5.72%	12/21/2018	12/21/2024	36,470	36,062	36,470
Logix Holding Company, LLC	Communications Equipment	L+575		1.00%	6.75%	9/14/2018	12/22/2024	7,400	7,359	7,178
Maurices, Incorporated	Specialty Retail	L+675		1.00%	7.75%	8/27/2021	6/1/2024	5,135	5,044	5,135
MMIT Holdings, LLC	IT Services	L+625		1.00%	7.25%	9/21/2021	9/15/2027	31,026	30,541	31,026
NAC Holdings Corporation (Jaguar)	Insurance	L+525		1.00%	6.25%	7/30/2021	9/28/2024	15,924	15,730	15,844
One Touch Direct, LLC	Commercial Services & Supplies	P+75		—	4.00%	4/3/2020	9/30/2022	274	274	274
PhyNet Dermatology LLC	Health Care Providers & Services	L+600	(17)	1.00%	7.00%	9/5/2018	8/16/2024	14,589	14,529	14,589
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	L+575		1.00%	6.75%	1/22/2020	12/31/2022	11,996	11,953	11,996
PPT Management Holdings, LLC	Health Care Providers & Services	L+800	(15)	1.00%	9.00%	9/14/2018	12/16/2022	21,120	21,086	18,374
RQM+ Corp	Life Sciences Tools & Services	L+575		1.00%	6.75%	8/20/2021	8/12/2026	16,504	16,349	16,462
Stryten Energy LLC	Auto Parts & Equipment	L+800		1.00%	9.00%	8/11/2021	10/12/2026	26,184	25,676	25,923
SunMed Group Holdings, LLC	Health Care Equipment & Supplies	L+575		0.75%	6.50%	6/16/2021	6/16/2028	18,536	18,232	18,351
Ultimate Baked Goods Midco LLC (Rise Baking)	Packaged Foods & Meats	L+625		1.00%	7.25%	8/12/2021	8/13/2027	19,381	18,920	18,896
USR Parent, Inc. (Staples)	Specialty Retail	L+884		1.00%	9.84%	6/3/2020	9/12/2022	3,275	3,275	3,275

Total First Lien Bank Debt/Senior Secured Loans									$579,211	$559,571

Second Lien Asset-Based Senior Secured Loans
ACRES Commercial Mortgage, LLC	Diversified Financial Services	L+705		1.00%	8.05%	12/24/2021	8/21/2028	29,925	$29,328	$29,326
Varilease Finance, Inc.	Multi-Sector Holdings	L+750		1.00%	8.50%	8/22/2014	11/15/2025	29,563	29,467	29,563

Total Second Lien Asset-Based Senior Secured Loans									$58,795	$58,889

Second Lien Bank Debt/Senior Secured Loans
PhyMed Management LLC	Health Care Providers & Services	L+1500	(16)	1.00%	16.00%	12/18/2015	9/30/2022	37,819	$37,757	$36,874
Rug Doctor LLC (2)	Diversified Consumer Services	L+975	(11)	1.50%	11.25%	12/23/2013	5/16/2023	11,828	11,819	11,829

Total Second Lien Bank Debt/Senior Secured Loans									$49,576	$48,703

First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	$20,074	$20,512	$20,475
Arcutis Biotherapeutics, Inc.(3)	Pharamceuticals	L+745		0.10%	7.55%	12/22/2021	1/1/2027	21,735	21,645	21,637
Ardelyx, Inc.	Pharmaceuticals	L+745		0.25%	7.70%	5/10/2018	11/1/2022	14,972	16,198	16,170
Axcella Health Inc.	Pharmaceuticals	L+860		0.10%	8.70%	9/2/2021	9/1/2026	9,278	9,318	9,302
BridgeBio Pharma, Inc.(3)	Biotechnology	—		—	9.00%	11/17/2021	11/17/2026	34,574	34,082	34,055
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725		2.45%	9.70%	6/28/2019	1/1/2024	16,400	16,693	16,728
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2025	26,861	27,518	27,465
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850		1.00%	9.50%	8/18/2017	6/1/2022	1,089	1,414	1,405
Glooko, Inc.	Health Care Technology	L+790		0.10%	8.00%	9/30/2021	10/1/2026	8,364	8,339	8,322
Neuronetics, Inc.	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	15,613	15,874	15,878
OmniGuide Holdings, Inc. (13).	Health Care Equipment & Supplies	L+1405		0.10%	14.15%	7/30/2018	7/1/2023	18,879	17,845	18,958
Rezolute, Inc	Biotechnology	L+875		0.12%	8.87%	4/14/2021	4/1/2026	5,675	5,663	5,661
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550		2.10%	7.60%	12/21/2018	6/1/2026	40,291	41,103	41,097
scPharmaceuticals, Inc.	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	4,098	4,165	4,160
SOC Telemed, Inc.	Health Care Providers & Services	L+747		0.13%	7.60%	3/26/2021	4/1/2026	31,137	31,211	31,214

Total First Lien Life Science Senior Secured Loans									$271,580	$272,527

Total Senior Secured Loans									$959,162	$939,690

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
September 30, 2022
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
September 30, 2022
(in thousands, except share amounts)

The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)
Under procedures established by the board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). A market quotation is readily available for a security only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. If the Company anticipates using a market quotation for a security, it will also monitor for circumstances that may necessitate the use of fair value, such as significant events that may cause concern over the reliability of a market quotation]. We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market
pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we may utilize independent third-party valuation firms to assist us in determining the fair value of material assets. Accordingly, such investments go through our multi-step valuation process as described below. In each such case, independent valuation firms, that may from time to time be engaged by the Board, consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of the Investment Adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of the Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Board. Such determination of fair values involves subjective judgments and estimates.

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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2022
(in thousands, except share amounts)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC
820-10,
certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2022, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2022
(in thousands, except share amounts)

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
September 30, 2022
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
The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment
basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2022 and 2021.
For the three and nine months ended September 30, 2022, the Company recognized $7,890 and $22,019, respectively, in base management fees and $4,965 and $9,699, respectively, in gross performance-based incentive fees. For the three and nine months ended September 30, 2022, $194 and $1,552 of such performance-based incentive fees were waived. For the three and nine months ended September 30, 2021, the Company recognized $7,142 and $20,842, respectively, in base management fees and $698 and $8,444, respectively, in performance-based incentive fees. The Investment Adviser has agreed to waive incentive fees resulting from income earned due to the accretion of purchase discount allocated to investments acquired as a result of the Merger. Fees waived pursuant to the above are not subject to recoupment by the Investment Adviser.
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
For the three and nine months ended September 30, 2022, the Company recognized expenses under the Administration Agreement of $1,132 and $3,684 respectively. For the three and nine months ended September 30, 2021, the Company recognized expenses under the Administration Agreement of $1,435 and $4,170 respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2022 and 2021.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2022
(in thousands, except share amounts)

Note 4. Net Asset Value Per Share
At September 30, 2022, the Company’s total net assets and net asset value per share were $1,006,225 and $18.37, respectively. This compares to total net assets and net asset value per share at December 31, 2021 of $842,281 and $19.93, respectively.
Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC
260-10,
for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Earnings (loss) per share (basic & diluted)
Numerator - net increase (decrease) in net assets resulting from operations:	$13,528	$13,371	$(655)	$53,448
Denominator - weighted average shares:	54,772,651	42,260,826	50,647,874	42,260,826
Earnings (loss) per share:	$0.25	$0.32	($0.01)	$1.26
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2022
(in thousands, except share amounts)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2022 and December 31, 2021:
Fair Value Measurements
As of September 30, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$1,352,503	$1,352,503
Equipment Financing	—	—	238,553	238,553
Preferred Equity	—	—	4,176	4,176
Common Equity/Equity Interests/Warrants	620	—	559,509	560,129

Total Investments$	$620	$—	$2,154,741	$2,155,361

Fair Value Measurements
As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$939,690	$939,690
Equipment Financing	—	—	273,795	273,795
Preferred Equity	—	—	5,630	5,630
Common Equity/Equity Interests/Warrants	1,086	—	450,381	451,467

Total Investments$	$1,086	$—	$1,669,496	$1,670,582

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2022
(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2022, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2022:
Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, June 30, 2022	$1,178,247	$255,978	$4,405	$554,597	$1,993,227
Total gains or losses included in earnings:
Net realized loss	(37,231)	—	—	—	(37,231)
Net change in unrealized gain (loss)	34,518	(3,849)	59	(139)	30,589
Purchase of investment securities	228,399	15,581	67	5,051	249,098
Proceeds from dispositions of investment securities	(51,430)	(29,157)	(355)	—	(80,942)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, September 30, 2022	$1,352,503	$238,553	$4,176	$559,509	$2,154,741

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$781	$(3,849)	$59	$(139)	$(3,148)

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2021	$939,690	$273,795	$5,630	$450,381	$1,669,496
Total gains or losses included in earnings:
Net realized loss	(37,191)	—	—	—	(37,191)
Net change in unrealized loss	(1,890)	(6,828)	(658)	(7,121)	(16,497)
Purchase of investment securities(1)	639,306	44,202	202	116,249	799,959
Proceeds from dispositions of investment securities	(187,412)	(72,616)	(998)	—	(261,026)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, September 30, 2022	$1,352,503	$238,553	$4,176	$559,509	$2,154,741

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$(2,744)	$(6,828)	$(658)	$(7,121)	$(17,351)

(1)	Includes positions acquired from SUNS as a result of the Merger.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2022
(in thousands, except share amounts)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022:

2022 Unsecured Notes	For the three months ended September 30, 2022
Beginning fair value	$—
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$—

2022 Unsecured Notes	For the nine months ended September 30, 2022
Beginning fair value	$150,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	(150,000)
Transfers in/out of Level 3	—

Ending fair value	$—

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
September 30, 2022
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2022
(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2022		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$ $	1,320,263 32,240	Income Approach Market Multiple (1)	Market Yield Comparable Multiple	7.6% – 17.8% (10.9%) 0.1x-21.4x(12.0x)
Equipment Financing	Asset	$ $	117,733 120,820	Income Approach Market Multiple (2)	Market Yield Comparable Multiple	8.5% – 9.7% (9.7%) 1.0x-1.28x (1.14x)
Preferred Equity	Asset		$4,176	Income Approach	Market Yield	5.0% – 5.0% (5.0%)
Common Equity/Equity Interests/Warrants	Asset	$ $	147,629 411,880	Market Multiple (3) Market Approach	Comparable Multiple Return on Equity	7.0x – 9.3x (8.1x) 6.3% – 37.7% (9.7%)

(1)	Investments are valued using a sum-of-the parts analysis, using expected revenue multiples for certain segments of the businesses and expected EBITDA multiples for certain segments of the businesses.
(2)	Includes $120,820 of investments valued using a transaction multiple.
(3)	Includes $624 of investments valued using a Black-Scholes model and $147,005 of investments valued using an EBITDA multiple.
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2022
(in thousands, except share amounts)

Note 7. Debt
Our debt obligations consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$460,000	$454,868	(1)	$322,500	$318,015	(1)
SPV Credit Facility	130,200	129,236	(2)	—	—
2022 Unsecured Notes	—	—		150,000	150,000
2022 Tranche C Notes	21,000	20,991	(3)	21,000	20,964	(3)
2023 Unsecured Notes	75,000	74,881	(4)	75,000	74,592	(4)
2024 Unsecured Notes	125,000	124,350	(5)	125,000	124,143	(5)
2025 Unsecured Notes	85,000	84,572	(6)	—	—
2026 Unsecured Notes	75,000	74,468	(7)	75,000	74,384	(7)
2027 Unsecured Notes	50,000	49,950	(8)	50,000	49,940	(8)
2027 Series F Unsecured Notes	135,000	134,975	(9)	—	—

	$1,156,200	$1,148,291		$818,500	$812,038

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $5,132 and $4,485 as of September 30, 2022 and December 31, 2021, respectively.
(2)	Carrying Value equals the Face Amount net of unamortized market discount of $964 as of September 30, 2022.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $9 and $36 as of September 30, 2022 and December 31, 2021, respectively.
(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $119 and $408 as of September 30, 2022 and December 31, 2021, respectively.
(5)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $650 and $857 as of September 30, 2022 and December 31, 2021, respectively.
(6)	Carrying Value equals the Face Amount net of unamortized market discount of $428 as of September 30, 2022.
(7)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $532 and $616 as of September 30, 2022 and December 31, 2021, respectively.
(8)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $50 and $60 as of September 30, 2022 and December 31, 2021, respectively.
(9)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $25 as of September 30, 2022.
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
September 30, 2022
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
On November 8, 2016, the Company closed a private offering of $50,000 of the 2022 Unsecured Notes with a fixed interest rate of 4.40% and a maturity date of
May 8, 2022
. Interest on the 2022 Unsecured Notes is due semi-annually on May 8 and November 8. The 2022 Unsecured Notes were issued in a private placement only to qualified institutional buyers. The 2022 Unsecured Notes were repaid in full at maturity.
Revolving and Term Loan Facilities
On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to the Company’s assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, the commitment under the SPV Credit Facility is $225,000; however, the commitment can also be expanded up to $600,000. The stated interest rate on the SPV Credit Facility is LIBOR plus
2.00%-2.50%
with no LIBOR floor requirement and the current final maturity date is June 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, the Company as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At September 30, 2022, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $130,200.
On December 28, 2021, the Company closed on Amendment No. 1 to its August 28, 2019 senior secured credit agreement (the “Credit Facility”). Following the amendment, the Credit Facility is composed of $600,000 of revolving credit and $100,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of
1.75%-2.00%
or the alternate base rate plus
0.75%-1.00%.
The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At September 30, 2022, outstanding USD equivalent borrowings under the Credit Facility totaled $460,000, composed of $360,000 of revolving credit and $100,000 of term loans.
Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2022
(in thousands, except share amounts)

The average annualized interest cost for all borrowings for the nine months ended September 30, 2022 and the year ended December 31, 2021 was 3.81% and 3.64%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the SPV Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the 2023 Unsecured Notes, the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the nine months ended September 30, 2022 and the year ended December 31, 2021 were $1,157,100 and $902,550, respectively.
Note 8. Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Per Share Data: (a)
Net asset value, beginning of year	$19.93	$20.16

Net investment income	1.06	1.09
Net realized and unrealized gain (loss)	(1.08)*	0.18

Net increase (decrease) in net assets resulting from operations	(0.02)	1.27
Issuance of common stock in connection with the Merger	(0.31)	—
Distributions to stockholders:
From net investment income	(1.06)	(1.23)
From return of capital	(0.17)	—

Net asset value, end of period	$18.37	$20.20

Per share market value, end of period	$12.32	$19.13
Total Return (b)(c)	(27.75%)	16.46%
Net assets, end of period	$1,006,225	$853,490
Shares outstanding, end of period	54,772,651	42,260,826
Ratios to average net assets (c):
Net investment income	5.51%	5.38%

Operating expenses	3.90%**	4.23%
Interest and other credit facility expenses	3.22%	2.51%

Total expenses	7.12%**	6.74%

Average debt outstanding	$951,995	$672,962
Portfolio turnover ratio	13.8%	20.8%

(a)	Calculated using the average shares outstanding method, except for the issuance of common stock in connection with the Merger, which reflects the actual amount per Share for the applicable period.
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
For the nine months ended September 30, 2022, the ratios of operating expenses to average net assets and total expenses to average net assets would be 4.06% and 7.28%, respectively, without the incentive fee waiver.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2022
(in thousands, except share amounts)

Note 9. SLR Credit Solutions
On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of September 30, 2022, total commitments to the revolving credit facility are $250,000.
As of September 30, 2022 SLR Credit had 27 funded commitments to 21 different issuers with total funded loans of approximately $354,853 on total assets of $375,603. As of December 31, 2021 SLR Credit had 22 funded commitments to 19 different issuers with total funded loans of approximately $287,375 on total assets of $347,821. As of September 30, 2022 and December 31, 2021, the largest loan outstanding totaled $34,178 and $35,000, respectively. For the same periods, the average exposure per issuer was $16,898 and $15,125, respectively. SLR Credit’s credit facility, which is non-recourse
to the Company, had approximately $139,497 and $100,742 of borrowings outstanding at September 30, 2022 and December 31, 2021, respectively. For the three months ended September 30, 2022 and 2021, SLR Credit had net income of $3,897 and $5,445, respectively, on gross income of $8,596 and $9,508, respectively. For the nine months ended September 30, 2022 and 2021, SLR Credit had net income of $8,557 and $12,497 respectively, on gross income of $22,171 and $27,239, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2022
(in thousands, except share amounts)

Note 10. Commitments and Contingencies
Off-Balance
Sheet Arrangements
The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit and SLR Healthcare. The total amount of these unfunded commitments as of September 30, 2022 and December 31, 2021 is $310,204 and $226,733, respectively, comprised of the following:

	September 30, 2022	December 31, 2021
SLR Credit Solutions*	$44,263	$44,263
Apeel Technology, Inc.	32,786	—
World Insurance Associates, LLC	25,554	—
CC SAG Holdings Corp. (Spectrum Automotive)	24,346	18,827
Human Interest, Inc.	20,104	—
Glooko, Inc.	17,868	25,091
Spectrum Pharmaceuticals, Inc.	12,279	—
iCIMS, Inc.	11,577	—
BridgeBio Pharma, Inc.	9,016	23,049
BDG Media, Inc.	8,573	—
RSC Acquisition, Inc.	8,553	—
Arcutis Biotherapeutics, Inc.	8,356	43,470
Atria Wealth Solutions, Inc.	8,215	3,746
Ardelyx, Inc.	7,752	—
Luxury Asset Capital, LLC	7,500	—
OIS Management Services, LLC	5,205	—
Vessco Midco Holdings, LLC	4,098	—
One Touch Direct, LLC	4,013	7,226
Kaseya, Inc.	3,936	—
Maurices, Incorporated	3,922	5,649
Foundation Consumer Brands, LLC	3,009	2,269
Inszone Mid, LLC	2,790	12,465
Kid Distro Holdings, LLC	2,650	2,650
Plastics Management, LLC	2,424	—
Pediatric Home Respiratory Services, LLC	2,380	—
Southern Orthodontic Partners Management, LLC	2,292	—
Basic Fun, Inc.	2,150	1,935
Copper River Seafoods, Inc.	2,043	—
Peter C. Foy & Associates Insurance Services, LLC	1,969	—
Orthopedic Care Partners Management, LLC	1,896	—
MMIT Holdings, LLC	1,894	2,009
SPAR Marketing Force, Inc.	1,613	—
Ivy Fertility Services, LLC	1,571	4,532
NAC Holdings Corporation	1,479	4,765
SLR Healthcare ABL*	1,400	—
RxSense Holdings LLC	1,250	—
Erie Construction Mid-west, LLC	1,247	—
Composite Technology Acquisition Corp.	1,139	—
Enverus Holdings, Inc.	1,004	—
SLR Equipment Finance	1,000	5,000
American Teleconferencing Services, Ltd.	914	573
SunMed Group Holdings, LLC	843	828
All State Ag Parts, LLC	730	—
Ultimate Baked Goods Midco LLC	551	801
BayMark Health Services, Inc.	391	—
Pinnacle Treatment Centers, Inc.	387	1,414
GSM Acquisition Corp.	365	—
High Street Buyer, Inc.	327	—
Tilley Distribution, Inc.	293	—
TAUC Management, LLC	287	—
RQM+ Corp.	—	3,818
Rezolute, Inc.	—	5,675
SOC Telemed, Inc.	—	4,448
Neuronetics, Inc.	—	2,230

Total Commitments	$310,204	$226,733

*	The Company controls the funding of the SLR Credit Solutions and SLR Healthcare ABL commitments and may cancel them at its discretion.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2022
(in thousands, except share amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2022 and December 31, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
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
As of September 30, 2022, SLR Equipment had 129 funded equipment-backed leases and loans to 59 different customers with a total net investment in leases and loans of approximately $189,254 on total assets of $241,189. As of December 31, 2021, SLR Equipment had 135 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $210,986 on total assets of $264,007. As of September 30, 2022 and December 31, 2021, the largest position outstanding totaled $19,272 and $19,207, respectively. For the same periods, the average exposure per customer was $3,208 and $3,459, respectively. SLR Equipment’s credit facility, which is non-recourse
to the Company, had approximately $110,997 and $118,002 of borrowings outstanding at September 30, 2022 and December 31, 2021, respectively. For the three months ended September 30, 2022 and September 30, 2021, SLR Equipment had net income (loss) of $1,034 and ($306), respectively, on gross income of $6,486 and $5,809, respectively. For the nine months ended September 30, 2022 and September 30, 2021, SLR Equipment had net loss of $125 and $2,301, respectively, on gross income of $15,704 and $16,443, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2022
(in thousands, except share amounts)

Note 12. Capital Share Transactions
As of September 30, 2022 and September 30, 2021, 200,000,000 shares of $0.01 par value capital stock were authorized.
Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended September 30, 2022	Three months ended September 30, 2021	Three months ended September 30, 2022	Three months ended September 30, 2021
Shares issued in connection with the Mergers	—	—	$—	$—

Net increase	—	—	$—	$—

	Shares		Amount
	Nine months ended September 30, 2022	Nine months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Shares issued in connection with the Mergers	12,511,825	—	$226,839	$—

Net increase	12,511,825	—	$226,839	$—

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
As of September 30, 2022 and December 31, 2021, KBHT had total assets of $774,619 and $738,425, respectively. For the same periods, debt recourse to KBHT totaled $246,210 and $216,881, respectively, and non-recourse
debt totaled $316,840 and $323,844, respectively. None of the debt is recourse to the Company. For the three months ended September 30, 2022 and 2021, KBHT had net income of $3,327 and $3,163, respectively, on gross income of $71,332 and $60,510, respectively. For the nine months ended September 30, 2022 and 2021, KBHT had net income of $10,393 and $10,314, respectively, on gross income of $215,074 and $180,079, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.
Note 14. SLR Healthcare ABL
SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized
companies operating in the healthcare industry. SUNS initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested
in the transaction and continues to lead SLR Healthcare. As of September 30, 2022, SLR Healthcare’s management team and the Company own approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Merger on April 1, 2022.
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2022
(in thousands, except share amounts)

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2022, the portfolio totaled approximat
e
ly $179,633
of commitments with a total net investment in loans of $81,360 on total assets of $93,010. As of December 31, 2021, the portfolio totaled approximately $183,501 of commitments with a total net investment in loans of $81,604 on total assets of $91,275. At September 30, 2022, the portfolio consisted of 37 issuers with an average balance of approximately $2,199 versus 36 issuers with an average balance of approximately $2,267 at December 31, 2021. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay
loans. SLR Healthcare’s credit facility, which is
non-recourse
to us, had approximately $62,000 and $60,000 of borrowings outstanding at September 30, 2022 and December 31, 2021, respectively. For the three months ended September 30, 2022 and 2021, SLR Healthcare had net income (loss) of $822 and ($40), respectively, on gross income of $3,020 and $2,631, respectively. For the nine months ended September 30, 2022 and 2021, SLR Healthcare had net income of $2,543 and $494, respectively, on gross income of $7,898 and $7,035, respectively. Due to timing and non-cash
items, there
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
SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of
September 30, 2022, the portfolio totaled approximately $554,171 of commitments, of which $295,973 were funded, on total assets of $346,278. As of
December 31, 2021, the portfolio totaled approximately $513,869 of commitments, of which $248,652 were funded, on total assets of $290,794. At
September 30, 2022, the portfolio consisted of 109 issuers with an average balance of approximately $2,715 versus 125 issuers with an average balance of approximately $1,989 at December 31, 2021. NMC has a senior credit facility with a bank lending group for $240,000 which expires on
November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse
to us, had
approximately $237,510 and $183,252 of borrowings outstanding at September 30, 2022 and December 31, 2021, respectively. For the three months ended September 30, 2022 and 2021, SLR Business Credit had net income of $1,977 and $2,577, respectively, on gross income of $7,607 and $6,857, respectively. For the nine months ended September 30, 2022 and 2021, SLR Business Credit had net income of $5,703 and $4,737, respectively, on gross income of $20,378 and $16,674, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2022
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
The Merger is accounted for as an asset acquisition of SLR Senior Investment Corp. by the Company in accordance with the asset acquisition method of accounting as detailed in ASC
805-50,
Business Combinations – Related Issues, with the fair value of total consideration paid in conjunction with the Merger allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Merger. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain
“non-qualifying”
assets (for example cash) and does not give rise to goodwill. The Company is the accounting survivor of the Merger. The Merger was considered a tax-free
reorganization and the historical cost basis of the acquired SUNS investments are carried forward for tax purposes. Prior to the Merger, SUNS was also managed by the Investment Adviser.
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
September 30, 2022
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
Note 17. Stock Repurchase Program
On May 3, 2022, our Board authorized a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 1, 2023 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases. As of September 30, 2022, no repurchases have taken place.
Note 18. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.
On October 5, 2022, our Board declared a monthly distribution of $0.136667 per share payable on November 2, 2022 to holders of record as of October 20, 2022.
On October 12, 2022, the Company entered into a joint venture agreement with SunStone Senior Credit L.P. (the “Investor”) to create SLR Senior Lending Program LLC (“SSLP”). The joint venture is expected to invest primarily in senior secured cash flow loans. The Company and the Investor each have made initial equity commitments of $50,000, resulting in a total equity commitment of $100,000. SSLP intends to seek third party financing to allow the joint venture to utilize leverage. The Company and the Investor expect to begin funding SSLP with investments prior to the end of 2022. Investment decisions and all material decisions in respect of SSLP must be approved by representatives of the Company and the Investor.
On November 2, 2022, our Board declared a monthly distribution of $0.136667 per share payable on December 1, 2022 to holders of record as of November 17, 2022.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SLR Investment Corp.:
Results of Review of Interim Financial Information
We have reviewed the consolidated statement of assets and liabilities of SLR Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of September 30, 2022, the related consolidated statements of operations and changes in net assets, for the three-month and nine-month periods ended September 30, 2022 and 2021, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 2, 2022

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
Recent Developments
On October 5, 2022, our Board declared a monthly distribution of $0.136667 per share payable on November 2, 2022 to holders of record as of October 20, 2022.
On October 12, 2022, the Company entered into a joint venture agreement with SunStone Senior Credit L.P. (the “Investor”) to create SLR Senior Lending Program LLC (“SSLP”). The joint venture is expected to invest primarily in senior secured cash flow loans. The Company and the Investor each have made initial equity commitments of $50 million, resulting in a total equity commitment of $100 million. SSLP intends to seek third party financing to allow the joint venture to utilize leverage. The Company and the Investor expect to begin funding SSLP with investments prior to the end of 2022. Investment decisions and all material decisions in respect of SSLP must be approved by representatives of the Company and the Investor.
On November 2, 2022, our Board declared a monthly distribution of $0.136667 per share payable on December 1, 2022 to holders of record as of November 17, 2022.
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
Revenue
We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may sell. Our debt investments generally have a stated term of three to seven years and typically bear interest at a floating rate usually determined on the basis of a benchmark London interbank offered rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), commercial paper rate, or the prime rate. Interest on our debt investments is generally payable monthly or quarterly but may be bi-monthly
or semi-annually. In addition, our investments may provide
payment-in-kind
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
Portfolio and Investment Activity
During the three months ended September 30, 2022, we invested approximately $245.4 million across 44 portfolio companies. This compares to investing approximately $230.7 million in 23 portfolio companies for the three months ended September 30, 2021. Investments sold, prepaid or repaid during the three months ended September 30, 2022 totaled approximately $81.1 million versus approximately $105.9 million for the three months ended September 30, 2021.
At September 30, 2022, our portfolio consisted of 135 portfolio companies and was invested 30.2% in cash flow senior secured loans, 31.9% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 21.6% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 16.3% in life science senior secured loans, in each case, measured at fair value, versus 106 portfolio companies and was invested 28.4% in cash flow senior secured loans, 26.5% in asset-based senior secured loans / SLR Credit, 30.4% in equipment senior secured financings / SLR Equipment / KBH, and 14.7% in life science senior secured loans, in each case, measured at fair value, at September 30, 2021.

At September 30, 2022, 79.7% or $1.71 billion of our income producing investment portfolio
*
is floating rate and 20.3% or $434.9 million is fixed rate, measured at fair value. At September 30, 2021, 74.1% or $1.20 billion of our income producing investment portfolio
*
is floating rate and 25.9% or $418.4 million is fixed rate, measured at fair value. As of September 30, 2022 and 2021, we had three and one issuers, respectively, on non-accrual
status.

*	We have included SLR Credit Solutions, SLR Equipment Finance, SLR Healthcare ABL, SLR Business Credit and Kingsbridge Holdings, LLC within our income producing investment portfolio.
SLR Credit Solutions
On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of September 30, 2022, total commitments to the revolving credit facility are $250 million.
As of September 30, 2022, SLR Credit had 27 funded commitments to 21 different issuers with total funded loans of approximately $354.9 million on total assets of $375.6 million. As of December 31, 2021, SLR Credit had 22 funded commitments to 19 different issuers with total funded loans of approximately $287.4 million on total assets of $347.8 million. As of September 30, 2022 and December 31, 2021, the largest loan outstanding totaled $34.2 million and $35.0 million, respectively. For the same periods, the average exposure per issuer was $16.9 million and $15.1 million, respectively. SLR Credit’s credit facility, which is non-recourse
to the Company, had approximately $139.5 million and $100.7 million of borrowings outstanding at September 30, 2022 and December 31, 2021, respectively. For the three months ended September 30, 2022 and 2021, SLR Credit had net income of $3.9 million and $5.4 million, respectively, on gross income of $8.6 million and $9.5 million, respectively. For the nine months ended September 30, 2022 and 2021, SLR Credit had net income of $8.6 million and $12.5 million, respectively, on gross income of $22.2 million and $27.2 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.
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
As of September 30, 2022, SLR Equipment had 129 funded equipment-backed leases and loans to 59 different customers with a total net investment in leases and loans of approximately $189.3 million on total assets of $241.2 million. As of December 31, 2021, SLR Equipment had 135 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $211.0 million on total assets of $264.0 million. As of September 30, 2022 and December 31, 2021, the largest position outstanding totaled $19.3 million and $19.2 million, respectively. For the same periods, the average exposure per customer was $3.2 million and $3.5 million, respectively. SLR Equipment’s credit facility, which is non-recourse
to the Company, had approximately $111.0 million and $118.0 million of borrowings outstanding at September 30, 2022 and December 31, 2021, respectively. For the three months ended September 30, 2022 and 2021, SLR Equipment had net income (loss) of $1.0 million and ($0.3) million, respectively, on gross income of $6.5 million and $5.8 million, respectively. For the nine months ended September 30, 2022 and 2021, SLR Equipment had net loss of $0.1 million and $2.3 million, respectively, on gross income of $15.7 million and $16.4 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

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
As of September 30, 2022 and December 31, 2021, KBHT had total assets of $774.6 million and $738.4 million, respectively. For the same periods, debt recourse to KBHT totaled $246.2 million and $216.9 million, respectively, and non-recourse
debt totaled $316.8 million and $323.8 million, respectively. None of the debt is recourse to the Company. For the three months ended September 30, 2022 and 2021, KBHT had net income of $3.3 million and $3.2 million, respectively, on gross income of $71.3 million and $60.5 million, respectively. For the nine months ended September 30, 2022 and 2021, KBHT had net income of $10.4 million and $10.3 million, respectively, on gross income of $215.1 million and $180.1 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.
SLR Healthcare ABL
SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized
companies operating in the healthcare industry. SUNS initial investment in SLR Healthcare ABL was $32.8 million. The management team of SLR Healthcare co-invested
in the transaction and continues to lead SLR Healthcare. As of September 30, 2022, SLR Healthcare’s management team and the Company own approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Merger on April 1, 2022.
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
SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2022, the portfolio totaled approximately $179.6 million of commitments with a total net investment in loans of $81.4 million on total assets of $93.0 million. As of December 31, 2021, the portfolio totaled approximately $183.5 million of commitments with a total net investment in loans of $81.6 million on total assets of $91.3 million. At September 30, 2022, the portfolio consisted of 37 issuers with an average balance of approximately $2.2 million versus 36 issuers with an average balance of approximately $2.3 million at December 31, 2021. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay
loans. SLR Healthcare’s credit facility, which is
non-recourse
to us, had approximately $62 million and $60 million of borrowings outstanding at September 30, 2022 and December 31, 2021, respectively. For the three months ended September 30, 2022 and 2021, SLR Healthcare had net income (loss) of $0.8 million and ($0.04) million, respectively, on gross income of $3.0 million and $2.6 million, respectively. For the nine months ended September 30, 2022 and 2021, SLR Healthcare had net income of $2.5 million and $0.5 million, respectively, on gross income of $7.9 million and $7.0 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions.
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
SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2022, the portfolio totaled approximately $554.2 million of commitments, of which $296.0 million were funded, on total assets of $346.3 million. As of December 31, 2021, the portfolio totaled approximately $513.9 million of commitments, of which $248.7 million were funded, on total assets of $290.8 million. At September 30, 2022, the portfolio consisted of 109 issuers with an average balance of approximately $2.7 million versus 125 issuers with an average balance of approximately $2.0 million at December 31, 2021. NMC has a senior credit facility with a bank lending group for $240 million which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse
to us, had approximately $237.5 million and $183.3 million of borrowings outstanding at September 30, 2022 and December 31, 2021, respectively. For the three months ended September 30, 2022 and 2021, SLR Business Credit had net income of $2.0 million and $2.6 million, respectively, on gross income of $7.6 million and $6.9 million, respectively. For the nine months ended September 30, 2022 and 2021, SLR Business Credit had net income of $5.7 million and $4.7 million, respectively, on gross income of $20.4 million and $16.7 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.
Stock Repurchase Program
On May 3, 2022, our Board authorized a program for the purpose of repurchasing up to $50 million of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 1, 2023 or until $50 million of our outstanding shares of common stock have been repurchased. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases. As of September 30, 2022, no repurchases have taken place.
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
The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value
ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash
accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and nine months ended September 30, 2022, capitalized PIK income totaled $0.7 million and $1.7 million, respectively. For the three and nine months ended September 30, 2021, capitalized PIK income totaled $1.7 million and $5.0 million, respectively.
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
RESULTS OF OPERATIONS
Results comparisons are for the three and nine months ended September 30, 2022 and September 30, 2021:
Investment Income
For the three and nine months ended September 30, 2022, gross investment income totaled $47.6 million and $123.4 million, respectively. For the three and nine months ended September 30, 2021, gross investment income totaled $32.2 million and $103.6 million, respectively. The increase in gross investment income for the year over year three and nine month periods was primarily due to a larger portfolio size as a result of the Merger coupled with organic growth, as well as due to an increase in LIBOR and SOFR.

Expenses
Net expenses totaled $27.5 million and $69.5 million, respectively, for the three and nine months ended September 30, 2022, of which $12.9 million and $31.7 million, respectively, were base management fees and gross performance-based incentive fees and $12.8 million and $31.5 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.2 million and $1.6 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $2.1 million and $7.9 million, respectively, for the three and nine months ended September 30, 2022. Expenses totaled $17.2 million and $57.6 million, respectively, for the three and nine months ended September 30, 2021, of which $7.8 million and $29.3 million, respectively, were base management fees and performance-based incentive fees and $7.1 million and $21.5 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.2 million and $6.8 million, respectively, for the three and nine months ended September 30, 2021. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the year over year three and nine month periods was primarily due to higher interest expense associated with an increase in borrowings to fund new investments as well as the increase in LIBOR and SOFR.
Net Investment Income
The Company’s net investment income totaled $20.1 million and $53.8 million, or $0.37 and $1.06, per average share, respectively, for the three and nine months ended September 30, 2022. The Company’s net investment income totaled $15.0 million and $46.0 million, or $0.36 and $1.09, per average share, respectively, for the three and nine months ended September 30, 2021.
Net Realized Gain (Loss)
The Company had investment sales and prepayments totaling approximately $81 million and $261 million, respectively, for the three and nine months ended September 30, 2022. Net realized losses over the same periods were $37.3 million and $37.4 million, respectively. Net realized losses for the three and nine months ended September 30, 2022 were primarily related to the exit of our investment in PhyMed Management, LLC. The Company had investment sales and prepayments totaling approximately $106 million and $320 million, respectively, for the three and nine months ended September 30, 2021. Net realized gains (losses) over the same periods were ($0.1) million and $0.1 million, respectively. Net realized losses for the three months ended September 30, 2021 were generally related to the exit of our warrant position in Scynexis, Inc. Net realized gains for the nine months ended September 30, 2021 were generally related to the exit of our warrant position in PQ Bypass, Inc., partially offset by losses from the sale of our legacy investment in B. Riley Financial, Inc and exit of our warrant position in Scynexis, Inc.
Net Change in Unrealized Gain (Loss)
For the three and nine months ended September 30, 2022, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $30.8 million and ($17.1) million, respectively. For the three and nine months ended September 30, 2021, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($1.5) million and $7.4 million, respectively. Net unrealized gain for the three months ended September 30, 2022 is primarily due to the reversal of previously recognized unrealized depreciation on our investment in PhyMed Management LLC, as well as appreciation in the value of our investments in SLR Business Credit, Alimera Sciences, Inc. and Kingsbridge Holdings, LLC, among others, partially offset by depreciation in the value of our investments in SLR Equipment Finance, PPT Management Holdings, LLC, KBH Topco, LLC, SLR Healthcare ABL and SLR Credit Solutions, among others. Net unrealized loss for the nine months ended September 30, 2022 is primarily due to depreciation in the value of our investments in RD Holdco, Inc., American Teleconferencing Services, Ltd., SLR Credit Solutions and SLR Equipment Finance, among others, partially offset by the reversal of previously recognized unrealized depreciation on our investment in PhyMed Management LLC as well as appreciation on the value of our investments in SLR Business Credit and Alimera Sciences, Inc. in addition to unrealized appreciation on assets acquired in the Merger due to the accounting treatment of the purchase discount. Net unrealized loss for the three months ended September 30, 2021 is primarily due to depreciation in the value of our investments in American Teleconferencing Services, Ltd., PhyMed Management LLC and Rug Doctor, among others, partially offset by appreciation in the value of our investments in KBH Topco, LLC and SLR Credit Solutions, among others. Net unrealized gain for the nine months ended September 30, 2021 was primarily due to appreciation in the value our investments in KBH Topco, LLC, SLR Credit Solutions, and Senseonics Holdings, Inc., among others, partially offset by depreciation in the value of our investments in American Teleconferencing Services, Ltd., Rug Doctor and SOAGG, LLC, among others.

Net Increase (Decrease) in Net Assets From Operations
For the three and nine months ended September 30, 2022, the Company had a net increase (decrease) in net assets resulting from operations of $13.5 million and ($0.7) million, respectively. For the same periods, earnings (losses) per average share were $0.25 and ($0.01), respectively. For the three and nine months ended September 30, 2021, the Company had a net increase in net assets resulting from operations of $13.4 million and $53.4 million, respectively. For the same periods, earnings per average share were $0.32 and $1.26, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity and capital resources are generated and generally available through its Credit Facility and SPV Credit Facility (as defined below), the 2022 Tranche C Notes, the 2023 Unsecured Notes, the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on
equity and/or debt offerings. As of September 30, 2022, we had a total of $334.8 million of unused borrowing capacity under the Credit Facility and SPV Credit Facility, subject to borrowing base limits.
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
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time
we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $269 million in cash equivalents as of September 30, 2022.
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
Revolving & Term Loan Facilities
On April 1, 2022, we entered into the CF Assumption Agreement, effective as of the closing of the Mergers. The CF Assumption Agreement relates to our assumption of the SPV Credit Facility, by and among SUNS SPV, a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, the commitment under the SPV Credit Facility is $225 million; however, the commitment can also be expanded up to $600 million. The stated interest rate on the SPV Credit Facility is LIBOR plus
2.00%-2.50%
with no LIBOR floor requirement and the current final maturity date is June 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At September 30, 2022, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $130.2 million.
On December 28, 2021, the Company closed on Amendment No. 1 to the Credit Facility. Following the amendment, the Credit Facility is composed of $600 million of revolving credit and $100 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of
1.75%-2.00%
or the alternate base rate plus
0.75%-1.00%.
The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At September 30, 2022, outstanding USD equivalent borrowings under the Credit Facility totaled $460.0 million, composed of $360.0 million of revolving credit and $100.0 million of term loans.
Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At September 30, 2022, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.
Contractual Obligations
A summary of our significant contractual payment obligations is as follows as of September 30, 2022:
Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$490.2	$—	$—	$490.2	$—
Unsecured senior notes	566.0	96.0	210.0	260.0	—
Term loans	100.0	—	—	100.0	—

(1)	As of September 30, 2022, we had a total of $334.8 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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
Senior Securities
Information about our senior securities is shown in the following table (in thousands) as of the quarter ended September 30, 2022 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2022 (through September 30, 2022)	$360,000	$583	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	264,452	1,510	—	N/A
SPV Credit Facility
Fiscal 2022 (through September 30, 2022)	130,200	211	—	N/A
2022 Unsecured Notes
Fiscal 2022 (through September 30, 2022)	—	—	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2022 (through September 30, 2022)	21,000	34	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2022 (through September 30, 2022)	75,000	121	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2022 (through September 30, 2022)	125,000	202	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2025 Unsecured Notes
Fiscal 2022 (through September 30, 2022)	85,000	137	—	N/A
2026 Unsecured Notes
Fiscal 2022 (through September 30, 2022)	75,000	121	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2022 (through September 30, 2022)	50,000	81	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2022 (through September 30, 2022)	135,000	218	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Fiscal 2012	100,000	571	—	923
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Fiscal 2012	75,000	428	—	N/A
Term Loans
Fiscal 2022 (through September 30, 2022)	100,000	162	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
Fiscal 2012	50,000	285	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A

Total Senior Securities
Fiscal 2022 (through September 30, 2022)	$1,156,200	$1,870	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A
Fiscal 2012	489,452	2,794	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of September 30, 2022, asset coverage was 187.0%.

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

Off-Balance
Sheet Arrangements
From
time-to-time
and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022	December 31, 2021
(in millions)
SLR Credit Solutions*	$44.3	$44.3
Apeel Technology, Inc.	32.8	—
World Insurance Associates, LLC	25.5	—
CC SAG Holdings Corp. (Spectrum Automotive)	24.3	18.8
Human Interest, Inc.	20.1	—
Glooko, Inc.	17.9	25.1
Spectrum Pharmaceuticals, Inc.	12.3	—
iCIMS, Inc.	11.6	—
BridgeBio Pharma, Inc.	9.0	23.0
BDG Media, Inc.	8.6	—
RSC Acquisition, Inc.	8.5	—
Arcutis Biotherapeutics, Inc.	8.4	43.5
Atria Wealth Solutions, Inc.	8.2	3.7
Ardelyx, Inc.	7.8	—
Luxury Asset Capital, LLC	7.5	—
OIS Management Services, LLC	5.2	—
Vessco Midco Holdings, LLC	4.1	—
One Touch Direct, LLC	4.0	7.2
Kaseya, Inc.	3.9	—
Maurices, Incorporated	3.9	5.7
Foundation Consumer Brands, LLC	3.0	2.3
Inszone Mid, LLC	2.8	12.5
Kid Distro Holdings, LLC	2.7	2.7
Plastics Management, LLC	2.4	—
Pediatric Home Respiratory Services, LLC	2.4	—
Southern Orthodontic Partners Management, LLC	2.3	—
Basic Fun, Inc.	2.2	1.9

	September 30, 2022	December 31, 2021
(in millions)
Copper River Seafoods, Inc.	2.0	—
Peter C. Foy & Associates Insurance Services, LLC	2.0	—
Orthopedic Care Partners Management, LLC	1.9	—
MMIT Holdings, LLC	1.9	2.0
SPAR Marketing Force, Inc.	1.6	—
Ivy Fertility Services, LLC	1.6	4.5
NAC Holdings Corporation	1.5	4.8
SLR Healthcare ABL*	1.4	—
RxSense Holdings LLC	1.3	—
Erie Construction Mid-west, LLC	1.2	—
Composite Technology Acquisition Corp.	1.1	—
Enverus Holdings, Inc.	1.0	—
SLR Equipment Finance	1.0	5.0
American Teleconferencing Services, Ltd.	0.9	0.6
SunMed Group Holdings, LLC	0.8	0.8
All State Ag Parts, LLC	0.7	—
Ultimate Baked Goods Midco LLC	0.5	0.8
BayMark Health Services, Inc.	0.4	—
Pinnacle Treatment Centers, Inc.	0.4	1.4
GSM Acquisition Corp.	0.4	—
High Street Buyer, Inc.	0.3	—
Tilley Distribution, Inc.	0.3	—
TAUC Management, LLC	0.3	—
RQM+ Corp.	—	3.8
Rezolute, Inc.	—	5.7
SOC Telemed, Inc.	—	4.4
Neuronetics, Inc.	—	2.2

Total Commitments	$310.2	$226.7

*	The Company controls the funding of the SLR Credit Solutions and SLR Healthcare commitments and may cancel them at its discretion.
The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2022 and December 31, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
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
Distributions
The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2022
November 2, 2022	November 17, 2022	December 1, 2022	$0.136667
October 5, 2022	October 20, 2022	November 2, 2022	0.136667
September 2, 2022	September 20, 2022	October 4, 2022	0.136667
August 2, 2022	August 18, 2022	September 1, 2022	0.136667
July 6, 2022	July 21, 2022	August 2, 2022	0.136667
June 3, 2022	June 23, 2022	July 5, 2022	0.136667
May 3, 2022	May 19, 2022	June 2, 2022	0.136667
April 4, 2022	April 21, 2022	May 3, 2022	0.136667

March 1, 2022	March 18, 2022	April 1, 2022	0.41

Total 2022			$1.503336

Fiscal 2021
November 3, 2021	December 16, 2021	January 5, 2022	$0.41
August 3, 2021	September 23, 2021	October 5, 2021	0.41
May 5, 2021	June 23, 2021	July 2, 2021	0.41
February 24, 2021	March 18, 2021	April 2, 2021	0.41

Total 2021			$1.64

Fiscal 2020
November 5, 2020	December 17, 2020	January 5, 2021	$0.41
August 4, 2020	September 17, 2020	October 2, 2020	0.41
May 7, 2020	June 18, 2020	July 2, 2020	0.41
February 20, 2020	March 19, 2020	April 3, 2020	0.41

Total 2020			$1.64

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
We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global
COVID-19
pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of LIBOR and SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the nine months ended September 30, 2022, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR or SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating LIBOR or SOFR. Assuming no changes to our balance sheet as of September 30, 2022 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR and SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by eleven cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2022 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR and SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately twelve cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time
by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2022, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR and SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	(0.11)	$0.12
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
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2022 (the end of the period covered by this report), we, including our
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
(b) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the March 1, 2022 filing of our Annual Report on
Form 10-K, which
could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the period ended September 30, 2022 to the risk factors discussed in “Risk Factors” in the March 1, 2022 filing of our Annual Report on Form
10-K.
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
We did not engage in unregistered sales of securities during the quarter ended September 30, 2022.

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

10.3	Letter Agreement, dated as of April 1, 2022, between SLR Investment Corp. and SLR Capital Partners, LLC(8)

10.4	Credit Facility Assumption Agreement, dated as of April 1, 2022, by SLR Investment Corp.(8)

10.5	Assumption Agreement, dated as of April 1, 2022, made by SLR Investment Corp. for the benefit of the holders of Notes issues under the Note Purchase Agreement(8)

10.6	Note Purchase Agreement, dated as of March 31, 2020, between SLR Senior Investment Corp. and the purchasers party thereto(6)

23.1	Awareness Letter of Independent Registered Public Accounting Firm*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

Exhibit Number	Description

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File — The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 8-K (File No. 814-00849) filed on August 31, 2011.
(4)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(5)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.
(6)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 10-Q (File No. 814-00849) filed on May 7, 2020.
(7)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on December 1, 2021.
(8)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on April 1, 2022.
(9)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-Q filed on May 3, 2022.
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2022.

SLR INVESTMENT CORP.

By:	/ S / M ICHAEL S. G ROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/ S / B RUCE J. S POHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/ S / R ICHARD L. P ETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)