Form 10-K
period 2022-12-31
SLR Investment Corp.
filed 2023-02-28
CIK 1418076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
☒
    No  ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act)    Yes ☐    No
☒
The aggregate market value of common stock held by
non-affiliates
of the Registrant on June 30, 2022 based on the closing price on that date of $14.63 on the NASDAQ Global Select Market was approximately $741.8 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 54,554,634 shares of the Registrant’s common stock outstanding as of February 24, 2023.

Auditor Firm Id: 185	Auditor Name: KPMG LLP	Auditor Location: New York, NY

SLR INVESTMENT CORP.
FORM
10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
As of December 31, 2022, our investment portfolio totaled $2.1 billion and our net asset value was $999.7 million. Our portfolio was comprised of debt and equity investments in 139 portfolio companies.
SUNS Merger
On April 1, 2022, we completed our previously announced acquisition of SLR Senior Investment Corp., a Maryland corporation (“SUNS”). Pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) by and among us, SUNS, Solstice Merger Sub, Inc., a Maryland corporation and our wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser, dated as of December 1, 2021, Merger Sub was first merged with and into SUNS, with SUNS as the surviving corporation, and, immediately following the Merger, SUNS was then merged with and into us, with us as the surviving company. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of SUNS’s common stock was converted into the right to receive 0.7796 shares of our common stock (with SUNS’s stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the Mergers, we issued an aggregate of 12,511,825 shares of our common stock to former SUNS stockholders.
The Mergers are accounted for as an asset acquisition of SLR Senior Investment Corp. by the Company in accordance with the asset acquisition method of accounting as detailed in ASC
805-50,
Business Combinations – Related Issues, with the fair value of total consideration paid in conjunction with the Mergers allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Mergers. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain
“non-qualifying”
assets (for example cash) and does not give rise to goodwill. The Company is the accounting survivor of the Mergers. The Mergers were considered a tax-free
reorganization and the historical cost basis of the acquired SUNS investments are carried forward for tax purposes.

Letter Agreement
On April 1, 2022, in connection with the consummation of the Mergers, we entered into a letter agreement (the “Letter Agreement”) pursuant to which the Investment Adviser voluntarily agreed to a permanent 25 basis point reduction of the annual base management fee rate payable by us to the Investment Adviser pursuant to the investment advisory and management agreement between us and the Investment Adviser (the “Advisory Agreement”), resulting in an annual base management fee rate payable by us to the Investment Adviser of 1.50% on gross assets up to 200% of our total net assets. We retained the annual base management fee rate payable by us to the Investment Adviser of 1.00% on gross assets that exceed 200% of our total net assets.
SLR Capital Partners
SLR Capital Partners, our investment adviser, is controlled and led by Michael S. Gross, our Chairman and
Co-Chief
Executive Officer, and Bruce Spohler, our
Co-Chief
Executive Officer and Chief Operating Officer. They are supported by a team of investment professionals. SLR Capital Partners’ investment team has extensive experience in leveraged lending and private equity, as well as significant contacts with financial sponsors.
In addition, SLR Capital Partners currently serves as investment adviser to private funds and managed accounts as well as to SCP Private Credit Income BDC LLC, an unlisted BDC that primarily invests in first lien loans to upper middle market private leveraged companies, SLR HC BDC LLC, an unlisted BDC that primarily invests in first lien healthcare cash flow loans and life science loans, and SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans. As of February 24, 2023, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 7.5% of our outstanding common stock.
Mr. Gross has over 25 years of experience in the private equity, distressed debt and mezzanine (i.e., actually or structurally subordinated) lending businesses and has been involved in originating, structuring, negotiating, consummating and managing private equity, distressed debt and mezzanine lending transactions. Prior to his current role as our Chairman,
Co-Chief
Executive Officer and President, Mr. Gross founded Apollo Investment Corporation, a publicly traded BDC. He served as its chairman from February 2004 to July 2006 and its chief executive officer from February 2004 to February 2006. Under his management, Apollo Investment Corporation raised approximately $930 million in gross proceeds in an initial public offering in April 2004, built a dedicated investment team and infrastructure and invested approximately $2.3 billion in over 65 companies in conjunction with 50 different private equity sponsors. Mr. Gross is also a founder and a former senior partner of Apollo Global Management, a leading private equity firm. During his tenure at Apollo Global Management, Mr. Gross was a member of the investment committee that was responsible for overseeing more than $13 billion of investments in over 150 companies.
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
SLR Capital Partners’ senior investment professionals have been active participants in the primary and secondary leveraged credit markets throughout their careers. They have effectively managed portfolios of senior secured, distressed and mezzanine debt as well as other investment types. The depth of their prior experience and credit market experience has led them through various stages of the economic cycle as well as several market disruptions.

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
License Agreement
We have entered into a license agreement with SLR Capital Partners pursuant to which SLR Capital Partners has agreed to grant us a non-exclusive,
royalty-free license to use the name “SLR” and “SOLAR”. Under this agreement, we have a right to use the SLR and SOLAR name for so long as the Investment Advisory and Management Agreement with our investment adviser is in effect. Other than with respect to this limited license, we will have no legal right to the “SLR” or “SOLAR” name.
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
We believe there is more than $500 billion of uninvested private equity capital seeking debt financing to support acquisitions.

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

Management Experience
As managing partner, Mr. Gross has principal management responsibility for SLR Capital Partners, to which he currently dedicates substantially all of his time. Mr. Gross has over 25 years of experience in leveraged finance, private equity and distressed debt investing. Mr. Spohler, our
Co-Chief
Executive Officer, Chief Operating Officer and a partner of SLR Capital Partners, has over 25 years of experience in evaluating and executing leveraged finance transactions.
Investment Capacity
The proceeds from our public offerings and the Concurrent Private Placement, the borrowing capacities under the senior secured credit facility led by Citibank, N.A. (the “Credit Facility”) and the SUNS SPV LLC senior secured credit facility (the “SPV Credit Facility”), our $75 million of unsecured senior notes due 2023 (the “2023 Unsecured Notes”), our $125 million of unsecured notes due 2024 (the “2024 Unsecured Notes”), our $85 million of unsecured notes due 2025 (the “2025 Unsecured Notes”), our $75 million of unsecured notes due 2026 (the “2026 Unsecured Notes”), our $50 million of unsecured senior notes due 2027 (the “2027 Unsecured Notes”), our $135 million of unsecured notes due 2027 (the “2027 Series F Unsecured Notes”), the available capital at our significant subsidiaries and the expected repayments of existing portfolio company investments provide us with a substantial amount of capital available for deployment into new investment opportunities. We believe we are well positioned for the current marketplace.
The Company’s Leverage
As of December 31, 2022, we had total outstanding borrowings of approximately $1,093.2 million. Under the provisions of the 1940 Act, we are permitted to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of December 31, 2022, our asset coverage ratio was 191.5%. We believe our relatively low level of leverage provides us with a competitive advantage as proceeds from our investments are available for reinvestment as opposed to being consumed by debt repayment. We may increase our relative level of debt in the future. However, we do not currently anticipate operating with a substantial amount of debt relative to our total assets.
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
Versatile Transaction Structuring and Flexibility of Capital
We believe SLR Capital Partners’ senior investment team’s broad experience and ability to draw upon its extensive experience enable us to identify, assess and structure investments successfully across all levels of a company’s capital structure and to manage potential risk and return at all stages of the economic cycle. The attempt to manage risk does not imply low risk or no risk. While we are subject to significant regulation as a BDC, we are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. As a result, we believe that we can be more flexible than such lending institutions in selecting and structuring investments, adjusting investment criteria, transaction structures and, in some cases, the types of securities in which we invest.
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
Investments
The Company seeks to create a diverse portfolio that includes senior secured loans, and to a lesser extent unsecured loans and equity securities by investing approximately $5 million to $100 million of capital, on average, in the securities of leveraged companies, including middle-market companies. We expect that this investment size will vary with the size of our capital base and/or for strategic initiatives. Structurally, unsecured loans usually rank subordinate in priority of payment to senior debt, such as senior bank debt. As such, other creditors may rank senior to us in the event of insolvency. However, unsecured loans rank senior to common and preferred equity in a borrower’s capital structure. Due to its higher risk profile and often less restrictive covenants as compared to senior loans, unsecured loans generally earn a higher return than senior secured loans.
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
Moreover, we may acquire investments in the secondary market and, in analyzing such investments, we will seek to employ a substantially similar analytical process as we use for our primary investments.
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

Our principal focus is to provide senior secured loans to leveraged companies in a variety of industries. We generally seek to target companies that generate positive cash flows and/or have substantial assets that secure our loans. We generally seek to invest in companies from the broad variety of industries in which our investment adviser has direct experience.
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

•  Food & Staples Retailing

•  Footwear

•  Health Care Equipment & Supplies

•  Health Care Facilities

•  Health Care Providers & Services

•  Health Care Technology

•  Hotels, Restaurants & Leisure

•  Household & Personal Products

•  Industrial Conglomerates

•  Insurance

•  Internet & Catalog Retail

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

•  Transportation Infrastructure

•  Water Utilities

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
At December 31, 2022, our portfolio consisted of 139 portfolio companies and was invested 30.8% in cash flow senior secured loans, 30.0% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 23.7% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 15.5% in life science senior secured loans, in each case, measured at fair value. We expect that our portfolio will continue to include primarily senior secured loans, financing leases and to a lesser extent, unsecured loans and equity securities. In addition, we also expect to invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.
While our primary investment objective is to maximize current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.
Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2022 and December 31, 2021:
TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2022

Portfolio Company	% of Total Assets
SLR Credit Solutions*	11.4%
Kingsbridge Holdings, LLC*	9.0%
SLR Equipment Finance*	5.0%
SLR Business Credit*	3.5%
Arcutis Biotherapeutics, Inc.	2.7%
BridgeBio Pharma, Inc.	1.6%
Foundation Consumer Brands, LLC	1.4%
Enhanced Capital Group, LLC	1.4%
Outset Medical, Inc.	1.4%
Vapotherm, Inc.	1.4%

*
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment.

Industry	% of Total Assets
Diversified Financial Services	18.2%
Multi-Sector Holdings	14.4%
Health Care Providers & Services	6.4%
Health Care Equipment & Supplies	5.4%
Pharmaceuticals	4.5%
Software	3.6%
Insurance	3.5%
Biotechnology	3.2%
Diversified Consumer Services	2.2%
Media	1.6%
TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2021

Portfolio Company	% of Total Assets
SLR Credit Solutions*	14.9%
Kingsbridge Holdings, LLC*	11.2%
SLR Equipment Finance*	6.4%
Rubius Therapeutics, Inc.	2.0%
PhyMed Management LLC	1.8%
KORE Wireless Group, Inc.	1.8%
Community Brands ParentCo, LLC	1.7%
BridgeBio Pharma, Inc.	1.7%
Foundation Consumer Brands, LLC	1.7%
SOC Telemed, Inc.	1.6%

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
Set forth below is a brief description of each portfolio company in which we have made an investment that represents greater than 5% of our total assets as of December 31, 2022.
SLR Credit Solutions
We invested in SLR Credit as an independent commercial finance company that provides primarily senior secured loans for both asset-based and cash flow financings to middle-market companies. Its team of experienced, responsive professionals has underwritten, closed and managed more than $20 billion in secured debt commitments across a wide range of industries. As of December 31, 2022, SLR Credit had 29 funded commitments to 25 different issuers with total funded loans of approximately $439.5 million on total assets of $460.7 million. SLR Credit’s competitors include other specialty finance companies and small banks. As with most finance companies, SLR Credit is exposed to interest rate risk, which it mostly mitigates by issuing loans with floating rates.
SLR Equipment Finance
On July 31, 2017, the Company completed the acquisition of NEF Holdings, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies are doing business as SLR Equipment Finance. SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. The Company invested $209.9 million in cash to effect the transaction, of which $145.0 million was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64.9 million was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. As of December 31, 2022, SLR Equipment had 131 funded equipment-backed leases and loans to 59 different customers with a total net investment in leases and loans of approximately $190.8 million on total assets of $241.8 million.
Kingsbridge Holdings, LLC
On November 3, 2020, the Company acquired 87.5% of the equity securities of Kingsbridge Holdings, LLC (“KBH”) through KBH Topco LLC (“KBHT”), a Delaware corporation. KBH is a residual focused independent mid-ticket
lessor of equipment primarily to U.S. investment grade companies. The Company invested $216.6 million to effect the transaction, of which $136.6 million was invested to acquire 87.5% of KBHT’s equity and $80.0 million in KBH’s debt. The existing management team of KBH committed to continuing to lead KBH after the transaction. Post the transaction, the Company owns 87.5% of KBHT equity and the KBH management team owns the remaining 12.5% of KBHT’s equity. As of December 31, 2022, KBHT had total assets of $777.2 million.

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
Stable Earnings and Strong Free Cash Flow.
We seek to invest in companies that have demonstrated stable earnings through economic cycles. We target companies that can de-lever
through consistent generation of cash flows rather than relying solely on growth to service and repay our loans.
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
Exit Strategy.
We predominantly invest in companies that provide multiple alternatives for an eventual exit. We look for opportunities that provide an exit typically within three years of the initial capital commitment.
We generally seek companies that we believe will have or provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We believe that such internally generated cash flow, leading to the payment of our interest, and the repayment of our principal, represents a key means by which we will be able to exit from our investments over time.
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
Throughout the due diligence process, a deal team is in constant dialogue with the management team of the company in which we are considering investing to ensure that any concerns are addressed as early as possible through the process and that unsuitable investments are filtered out before considerable time has been invested.
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
SLR Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2022 and December 31, 2021 the weighted average investment rating on the fair market value of our portfolio was a 2. In connection with our valuation process, SLR Capital Partners reviews these investment ratings on a quarterly basis.
Valuation Procedures
In December 2020, the SEC adopted new Rule
2a-5
under the 1940 Act addressing fair valuation of fund investments. The new rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The new rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company will comply with Rule
2a-5’s
valuation requirements.
We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with U.S. generally accepted accounting principles (“GAAP”), and the 1940 Act. Our valuation procedures are set forth in more detail below:
Under procedures established by the Board, we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). A market quotation is readily available for a security only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. If the Company anticipates using a market quotation for a security, it will also monitor for circumstances that may necessitate the use of fair value, such as significant events that may cause concern over the reliability of a market quotation. We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market
pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we may utilize independent third-party valuation firms to assist us in determining the fair value of material assets. Accordingly, such investments go through our multi-step valuation process as described below. In each such case, independent valuation firms, which may from time to time be engaged by the Board, consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of the Investment Adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of the Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Board. Such determination of fair values involves subjective judgments and estimates.
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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC
820-10,
certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2022, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
Accounting Standards Codification (“ASC”) Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:
Level
 1
: Unadjusted quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.
Level
 2
: Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.
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
Staffing
We do not currently have any employees. Mr. Gross, our Chairman and
Co-Chief
Executive Officer and President, and Mr. Spohler, our
Co-Chief
Executive Officer and Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, SLR Capital Partners. In addition, Mr. Richard Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for SLR Capital Partners. Guy Talarico, our Chief Compliance Officer, is a Managing Director of ACA Group, LLC, and performs his functions as our Chief Compliance Officer under the terms of an agreement between SLR Capital Management and ACA Group, LLC. SLR Capital Management has retained Mr. Talarico and ACA Group, LLC pursuant to its obligations under our Administration Agreement.
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
Business Development Company Regulations
A BDC is regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to those investments that constitute qualifying assets (as discussed below). A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly-traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.
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
We are generally not able to issue and sell our common stock at a price below net asset value per share without annual stockholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if the Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At this time, we do not have stockholder approval for such sales.
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
Significant Managerial Assistance to Portfolio Companies
As a BDC, we offer, and must provide upon request, significant managerial assistance to our portfolio companies that constitute qualifying assets. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. SLR Capital Management provides such managerial assistance, if any, on our behalf to portfolio companies that request this assistance.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality investment grade debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such repurchase agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. SLR Capital Partners will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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
under, the Advisers Act.
Our investment adviser votes proxies relating to our portfolio securities in the best interest of our stockholders. SLR Capital Partners reviews on a case-by-case
basis each proposal submitted for a proxy vote to determine its impact on our investments. Although it generally votes against proposals that may have a negative impact on our investments, it may vote for such a proposal if there exists compelling long-term reasons to do so. The proxy voting decisions of our investment adviser are made by the senior investment professionals who are responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, it requires that: (i) anyone involved in the decision making process disclose to a managing member of SLR Capital Partners any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote, and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.
You may obtain information about how we voted proxies by making a written request for proxy voting information to: SLR Capital Partners, LLC, 500 Park Avenue, New York, NY 10022.
Privacy Principles
We endeavor to maintain the privacy of our recordholders and to safeguard their non-public
personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share such information with select other parties.
Generally, we will not receive any
non-public
personal information about the recordholders of the common stock of the Company, although certain of our recordholders’
non-public
information may become available to us. The
non-public
personal information that we may receive falls into the following categories:

•	Information we receive from recordholders, whether we receive it orally, in writing or electronically. This includes recordholders’ communications to us concerning their investment;

•	Information about recordholders’ transaction history with us; and

•	Other general information that we may obtain about recordholders, such as demographic and contact information such as address.
We disclose
non-public
person information about recordholders:

•	to our affiliates (such as SLR and our administrator) and their employees for everyday business purposes;

•
to our service providers (such as our accountants, attorneys, custodians, transfer agent, underwriter and proxy solicitors) and their employees as is necessary to service recordholder accounts or otherwise provide the applicable service;

•	to comply with court orders, subpoenas, lawful discovery requests, or other legal or regulatory requirements; or

•	as allowed or required by applicable law or regulation.
When the Company shares
non-public
recordholder personal information referred to above, the information is made available for limited business purposes and under controlled circumstances designed to protect our recordholders’ privacy. The Company does not permit use of recordholder information for any non-
business or marketing purpose, nor does the Company permit third parties to rent, sell, trade or otherwise release or disclose information to any other party.
The Company’s service providers, such as SLR, its administrator, and its transfer agent, are required to maintain physical, electronic, and procedural safeguards to protect recordholder non-public
personal information; to prevent unauthorized access or use; and to dispose of such information when it is no longer required.
Personnel of affiliates may access recordholder information only for business purposes. The degree of access is based on the sensitivity of the information and on personnel need for the information to service a recordholder’s account or comply with legal requirements.
If a recordholder ceases to be a recordholder, we will adhere to the privacy policies and practices as described above. We may choose to modify our privacy policies at any time. Before we do so, we will notify recordholders and provide a description of our privacy policy.
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
Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term will depend on how long we have held a particular warrant. Upon the exercise of a warrant acquired by us, our tax basis in the stock purchased under the warrant will equal the sum of the amount paid for the warrant plus the strike price paid on the exercise of the warrant.
Failure to Qualify as a Regulated Investment Company
If we were unable to qualify for treatment as a RIC, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be required. Such distributions would be taxable to our stockholders as dividends and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” in the hands of non-corporate
stockholders (and thus eligible for the current 20% maximum rate) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying
year, we could be subject to tax on any unrealized net
built-in
gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 5 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in
gain at the time of our requalification as a RIC.

Investment Advisory Fees
Pursuant to the Advisory Agreement, we have agreed to pay SLR Capital Partners a fee for investment advisory and management services consisting of two components — a base management fee and a performance-based incentive fee.
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
Pre-incentive
fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.50% base management fee. We pay SLR Capital Partners an incentive fee with respect to our pre-incentive
fee net investment income in each calendar quarter as follows:

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
 = 0.375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)
(3)
 = 0.20%
Pre-incentive
fee net investment income
(investment income – (management fee + other expenses)) = 0.675%
Pre-incentive
net investment income does not exceed hurdle rate, therefore there is no incentive fee.
Alternative 2:
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.70%
Hurdle rate
(1)
 = 1.75%
Management fee
(2)
 = 0.375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)
(3)
 = 0.20%
Pre-incentive
fee net investment income
(investment income – (management fee + other expenses)) = 2.125%
Incentive fee = 100% ×
pre-incentive
fee net investment income, subject to the
“catch-up”
(4)
= 100% × (2.125% – 1.75%)
= 0.375%
Alternative 3:
Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.00%
Hurdle rate
(1)
 = 1.75%
Management fee
(2)
 = 0.375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)
(3)
 = 0.20%
Pre-incentive
fee net investment income
(investment income – (management fee + other expenses)) = 2.425%
Incentive fee = 20% ×
pre-incentive
fee net investment income, subject to
“catch-up”
(4)
Incentive fee = 100% ×
“catch-up”
+ (20% ×
(pre-incentive
fee net investment income – 2.1875%))
Catch-up
= 2.1875% – 1.75%

= 0.4375%
Incentive fee = (100% × 0.4375%) + (20% × (2.425% – 2.1875%))
= 0.4375% + (20% × 0.2375%)
= 0.4375% + 0.0475%
= 0.485%

(*)	The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(1)	Represents 7% annualized hurdle rate.
(2)	Represents 1.50% annualized management fee.
(3)	Excludes organizational and offering expenses.
(4)	The
“catch-up”
provision is intended to provide our investment adviser with an incentive fee of 20% on all of our pre-incentive
fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.1875% in any calendar quarter.
Example 2: Capital Gains Portion of Incentive Fee:
Alternative 1:
Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B was determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million
The capital gains portion of the incentive fee would be:

•	Year 1: None

•	Year 2: Capital gains incentive fee of $6 million ($30 million realized capital gains on the sale of Investment A multiplied by 20%)

•	Year 3: None
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
$5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3

(1)
As illustrated in Year 3 of Alternative 2 above, if the Company were to be wound up on a date other than December 31 of any year, the Company may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if the Company had been wound up on December 31 of such year.

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
.
Our internet address is
www.slrinvestmentcorp.com
. We make available free of charge on our website our annual report on
Form 10-K,
quarterly reports on
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

•	Due to disruptions in the economy, we may reduce or defer our dividends and choose to incur U.S. federal excise tax in order to preserve cash and maintain flexibility.

•	We may choose to pay distributions in our own common stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.

•	Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

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

•
There are significant potential conflicts of interest, including SLR Capital Partners’ management of other investment funds such as SCP Private Credit Income BDC LLC, SLR HC BDC LLC, and SLR Private Credit BDC II LLC, which could impact our investment returns, and an investment in SLR Investment Corp. is not an investment in SCP Private Credit Income BDC LLC, SLR HC BDC LLC, or SLR Private Credit BDC II LLC.

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
Equity Investments.
 When we invest in senior secured loans, unitranche loans, unsecured loans or preferred securities, we may acquire common equity securities as well. In certain other unique circumstances we may also make equity investments in businesses that make senior loans and/or leases, such as our investments in Kingsbridge Holdings, LLC, SLR Credit Solutions, SLR Equipment

Finance, SLR Business Credit and SLR Healthcare ABL. In addition, we may invest directly in the equity securities of portfolio companies without limitation as to market capitalization. For instance, we may invest in thinly traded companies, the prices of which may be subject to erratic market movement. Our goal is ultimately to exit such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
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
Our portfolio may be concentrated in a limited number of portfolio companies and industries. For example, as of December 31, 2022, our investments in SLR Credit Solutions, Kingsbridge Holdings, LLC and SLR Equipment Finance comprised 11.4%, 9.0% and 5.0%, respectively, of our total assets and our investments in diversified financial services and multi-sector holdings industries comprised 18.2% and 14.4%, respectively, of our total assets. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments may be concentrated in relatively few industries or portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as the increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.
The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are speculative and are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, such as the current economic period, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default. The secondary market for high yield securities may not be as liquid as the secondary market for more highly rated securities. In addition, many of our debt investments will not fully amortize during their lifetime, which means that a borrower may be unable to payoff its debt due to bankruptcy or other reasons and therefore we may write-off such debt
investment prior to its scheduled maturity. Upon such an occurrence, we may realize a loss or a substantial amount of unpaid principal and interest due upon maturity.
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
If the value of the collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or periods of increasing interest rates, such as the current economic period, may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.
The business, financial condition and results of operations of our portfolio companies could be adversely affected by worldwide economic conditions, as well as political and economic conditions in the countries in which they conduct business.
The business and operating results of our portfolio companies may be impacted by worldwide economic conditions, such as the economic impact that the COVID-19 pandemic
and the Russian invasion of Ukraine have imposed, and may continue to impose, on the U.S. and worldwide economy. Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets
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
To the extent we invest in original issue discount instruments, including PIK, zero coupon bonds, and debt securities with attached warrants, investors will be exposed to the risks associated with the inclusion of such non-cash income
in taxable and accounting income prior to receipt of cash, including the following:

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

•
An election to defer PIK income payments by adding them to principal increases our gross assets and, thus, increases future base fees to the Investment Adviser and, because income payments will then be payable on a larger principal amount, the PIK election also increases the Investment Adviser’s future income incentive fees at a compounding rate;

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
We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.
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
Due to disruptions in the economy, we may reduce or defer our dividends and choose to incur U.S. federal excise tax in order to preserve cash and maintain flexibility.
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
Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2023 until as late as December 31, 2024. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.
Due to events such as
the COVID-19 pandemic,
the Russian invasion of Ukraine or other disruptions in the economy, such as the current inflationary environment, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may reduce our dividends and/or defer dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under “
We may choose to pay
 distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.”

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
To the extent we borrow money, or issue preferred stock, to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate at which we invest those funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, such as the current economic period, our cost of funds have increased, and could continue to increase, because the interest rates on the amounts borrowed under our credit facilities or certain other financing arrangements are typically floating, except to the extent we issue fixed rate debt or preferred stock, which could reduce our net investment income, and the interest rate on investments with an interest rate floor (such as a SOFR floor) above current levels will not increase until interest rates exceed the applicable floor. We expect that our long-term fixed-rate investments will generally be financed with equity and long-term debt.
We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities could limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
You should also be aware that the rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, such increase in interest rates makes it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to our Investment Adviser with respect to our pre-incentive
fee net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.
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
The senior investment professionals of SLR Capital Partners are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Messrs. Gross and Spohler will dedicate a significant portion of their time to the activities of SLR Investment Corp.; however, they may be engaged in other business activities which could divert their time and attention in the future. Specifically, Mr. Gross serves as Co-Chief Executive Officer
and President of SCP Private Credit Income BDC LLC, SLR HC BDC LLC, and SLR Private Credit BDC II LLC. In addition, Mr. Spohler serves as Co-Chief Executive Officer
and Chief Operating Officer of SCP Private Credit Income BDC LLC, SLR HC BDC LLC, and SLR Private Credit BDC II LLC.
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
Our ability to achieve our investment objective and to grow depends on SLR Capital Partners’ ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of SLR Capital Partners’ structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. The investment team of SLR Capital Partners has substantial responsibilities under the Advisory Agreement, and they may also be called upon to provide managerial assistance to our portfolio companies as the principals of our administrator. In addition, the members of SLR Capital Partners’ investment team have similar responsibilities with respect to the management of other investment portfolios, including the investment portfolios of SCP Private Credit Income BDC LLC, SLR HC BDC LLC, and SLR Private Credit BDC II LLC. Such demands on their time may distract them or slow our rate of investment. In order to grow, we and SLR Capital Partners will need to retain, train, supervise and manage new investment professionals. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of the Investment Adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
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

As of December 31, 2022, we had $393.0 million outstanding under the Credit Facility, composed of $293.0 million of revolving credit and $100.0 million outstanding of term loans, and $155.2 million outstanding under our SPV Credit Facility. We also had $135.0 million outstanding of the Series F 2027 Unsecured Notes, $50.0 million outstanding of the 2027 Unsecured Notes, $75.0 million outstanding of the 2026 Unsecured Notes, $85.0 million outstanding of the 2025 Unsecured Notes, $125.0 million outstanding of the 2024 Unsecured Notes, and $75.0 million outstanding of the 2023 Unsecured Notes. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.
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
We borrow money as part of our business plan. Borrowings, also known as leverage, magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of December 31, 2022, we had $393.0 million outstanding under the Credit Facility, composed of $293.0 million of revolving credit and $100.0 million outstanding of term loans, and $155.2 million outstanding under our SPV Credit Facility. We also had $135.0 million outstanding of the Series F 2027 Unsecured Notes, $50.0 million outstanding of the 2027 Unsecured Notes, $75.0 million outstanding of the 2026 Unsecured Notes, $85.0 million outstanding of the 2025 Unsecured Notes, $125.0 million outstanding of the 2024 Unsecured Notes, and $75.0 million outstanding of the 2023 Unsecured Notes. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, the SPV Credit Facility, the Series F 2027 Unsecured Notes, the 2027 Unsecured Notes, the 2026 Unsecured Notes, the 2025 Unsecured Notes, the 2024 Unsecured Notes, and the 2023 Unsecured Notes, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Also, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our Investment Adviser, SLR Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, SLR Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to SLR Capital Partners.
As a BDC, we had generally been required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. However, our stockholders have approved a resolution permitting us to be subject to a 150% asset coverage ratio effective as of October 12, 2018. Even though we are subject to a 150% asset coverage ratio effective as of October 12, 2018, contractual leverage limitations under our existing credit facilities or future borrowings may limit our ability to incur additional indebtedness. On August 28, 2019, we entered into the Credit Agreement, which was amended on December 28, 2021, which permits 150% asset coverage. Some of our wholly and/or substantially owned portfolio companies, including Kingsbridge Holdings, LLC, SLR Credit Solutions, SLR Equipment Finance, SLR Business Credit and SLR Healthcare ABL, may incur significantly more leverage than we can but we do not consolidate Kingsbridge Holdings, LLC, SLR Credit Solutions, SLR Equipment Finance, SLR Business Credit and SLR Healthcare ABL and their leverage is non-recourse to us.
Additionally, the Credit Facility and the SPV Credit Facility require us to comply with certain financial and other restrictive covenants including maintaining an asset coverage ratio of not less than 150% at any time. Failure to maintain compliance with these covenants could result in an event of default and all of our debt being declared immediately due and payable. If this ratio declines below 150%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ assessment of the market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.
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

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(29.9)%	(17.2)%	(4.5)%	8.2%	20.9%

(1)
Assumes $2.5 billion in total assets and $1.1 billion in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2022, and a cost of funds of
4.09%. Excludes non-leverage related expenses.

In

order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2022, we must achieve annual returns on our December 31, 2022 total assets of at least 1.8%.
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

Our credit facilities generally contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, our credit facilities require or are expected to require the repayment of all outstanding debt on the maturity, which may disrupt our business and potentially the business of our portfolio companies that are financed through our credit facilities. An event of default under our credit facilities would likely result, among other things, in termination of the availability of further funds under our credit facilities and accelerated maturity dates for all amounts outstanding under our credit facilities, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through our credit facilities. This could reduce our revenues and, by delaying any cash payment allowed to us under our credit facilities until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain RIC tax treatment.
The terms of future available financing may place limits on our financial and operational flexibility. If we are unable to obtain sufficient capital in the future, we may be forced to reduce or discontinue our operations, not be able to make new investments, or otherwise respond to changing business conditions or competitive pressures.
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
A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities on a quarterly basis in accordance with our valuation policy, which is at all times consistent with GAAP. Our board of directors will (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services; (5) oversee the reporting required by Rule
2a-5
under the 1940 Act; and (6) maintain recordkeeping requirements under Rule
2a-5.
Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of material assets. The board of directors discusses valuations and determines the fair value in good faith based on the input of our Investment Adviser and, when utilized, the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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
There are significant potential conflicts of interest, including SLR Capital Partners’ management of other investment funds such as SCP Private Credit Income BDC LLC, SLR HC BDC LLC, and SLR Private Credit BDC II LLC, which could impact our investment returns, and an investment in SLR Investment Corp. is not an investment in SCP Private Credit Income BDC LLC, SLR HC BDC LLC, or SLR Private Credit BDC II LLC.
Our executive officers and directors, as well as the current and future partners of our Investment Adviser, SLR Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. For example, SLR Capital Partners presently serves as the Investment Adviser to (i) SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans
and first lien loans, (ii) SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry, and (iii) SLR Private Credit BDC II LLC, an unlisted BDC whose principal focus is to invest in first lien senior secured floating rate loans primarily to upper middle market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical
industries in which the Investment Adviser has significant experience. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer
and President, Bruce
Spohler, our Co-Chief Executive Officer
and Chief Operating Officer and board member, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for SCP Private Credit Income BDC LLC, SLR HC BDC LLC, and SLR Private Credit BDC II LLC. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle formed in the future and managed by our Investment Adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, SLR Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although SLR Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our Investment Adviser or an investment manager affiliated with our Investment Adviser. In any such case, when SLR Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.
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
SLR Capital Partners and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, SLR Capital Partners or its affiliates may determine that we should invest side-by-side with one
or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with SLR Capital Partners’ allocation procedures. Related party transactions may occur among SLR Investment Corp., SLR Credit Solutions, Equipment Operating Leases LLC, Loyer Capital LLC, SLR Equipment Finance, SLR Business Credit, SLR Healthcare ABL, SLR Senior Lending Program LLC and SLR Senior Lending Program SPV LLC. These transactions may occur in the normal course of business. No administrative or other fees are paid to SLR Capital Partners by SLR Credit Solutions, Equipment Operating Leases LLC, Loyer Capital LLC, SLR Equipment Finance, SLR Business Credit, SLR Healthcare ABL, SLR Senior Lending Program LLC and SLR Senior Lending Program SPV LLC.

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
We entered into an amended and restated royalty-free license agreement on February 25, 2021 with our Investment Adviser, pursuant to which our Investment Adviser has granted us a non-exclusive license to
use the marks “SOLAR” and “SLR.” Under the license agreement, we have the right to use the “SLR Investment” name for so long as SLR Capital Partners or one of its affiliates remains our Investment Adviser. In addition, we pay SLR Capital Management, an affiliate of SLR Capital Partners, our allocable portion of overhead and other expenses incurred by SLR Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief compliance officer and our chief financial officer and their respective staffs. These arrangements create conflicts of interest that our board of directors must monitor.
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
Through comprehensive new global regulatory regimes impacting derivatives (
e.g.
, the Dodd-Frank Act, European Market Infrastructure Regulation (“EMIR”), Markets in Financial Investments Regulation (“MIFIR”)/Markets in Financial Instruments Directive (“MIFID II”)), certain over-the-counter
derivatives transactions in which we may engage are either now or will soon be subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and
post-trade transparency reporting requirements and mandatory bi-lateral
exchange of initial margin for
non-cleared
swaps. The Dodd-Frank Act also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The EU and some other jurisdictions are implementing similar requirements. Because these requirements are new and evolving (and some of the rules are not yet final), their ultimate impact remains unclear. However, even if we are not located in a particular jurisdiction or directly subject to the jurisdiction’s derivatives regulations, we may still be impacted to the extent we enter into a derivatives transaction with a regulated market participant or counterparty that is organized in that jurisdiction or otherwise subject to that jurisdiction’s derivatives regulations.
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
The incentive fee payable by us to our Investment Adviser also may induce SLR Capital Partners to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide the cash necessary to enable us to pay current distributions to our stockholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not received in cash. In addition, the “catch-up” portion of
the incentive fee may encourage SLR Capital Partners to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and distribution amounts.
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
Although we have elected to be treated as a RIC under Subchapter M of the Code, no assurance can be given that we will continue to be able to qualify for and maintain RIC tax treatment. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements on an ongoing basis.

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

•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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
In accordance with GAAP and tax requirements, we include in income certain amounts that we have not yet received in cash, such as contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end-of-term payments, exit
fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving a cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts prior to receiving the related cash.
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, (b) any derivative action or proceeding brought on our behalf (other than actions arising under federal securities laws), (c) any action asserting a claim of breach of any duty owed by any of our directors, officers or other agents to us or to our stockholders, (d) any action asserting a claim against us or any of our directors, officers or other agents arising pursuant to any provision of the MGCL or our charter or bylaws or (e) any other action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. With respect to any proceeding described in the foregoing sentence that is in the Circuit Court for Baltimore City, Maryland, our stockholders consent to the assignment of the proceeding to the Business and Technology Case Management Program pursuant to Maryland
Rule 16-308 or
any successor thereof. None of the foregoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland unless we consent in writing to such court. Our bylaws do not apply to lawsuits asserting claims brought to enforce a duty or liability arising exclusively under the Securities Act, the 1934 Act, or the 1940 Act, or any other claim for which the federal courts have exclusive jurisdiction.
Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This paragraph does not apply to claims arising exclusively under the 1934 Act or the 1940 Act, or any other claim for which the federal courts have exclusive jurisdiction. These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers, or agents, if any, which may discourage such lawsuits against us and our directors, officers, and agents, if any. Alternatively, if a court were to find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
The occurrence of a disaster, such as a cyber-attack against us or against a third party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.
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
In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. In particular, state and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect the Company’s profitability. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and incidents, which may further adversely affect the Company’s profitability. If we fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
We and our service providers may be impacted by quarantines and similar measures being enacted by governments in response to the global COVID-19 pandemic, which
are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Policies of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.
We, our Investment Adviser and our portfolio companies are subject to risks associated with “phishing” and other cyber-attacks.
Our business and the business of our portfolio companies rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, ours and our portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks
on websites (i.e., efforts to make network services unavailable to intended users). Our Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities and attempts to gain unauthorized access to confidential, personal or other sensitive information. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, investigations, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.

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
Cybersecurity incidents may adversely impact us and our stockholders. There is no guarantee that we, the Investment Adviser, and/or their respective service providers will be successful in protecting against cybersecurity incidents.
We can be highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.
Our business is highly dependent upon our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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
Communications with shareholders may be delivered electronically and there may be certain costs and possible risks associated with such electronic delivery. Moreover, the Investment Adviser cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods.
Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.
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
Our Investment Adviser has the right, under the Advisory Agreement, to resign at any time upon 60 days written notice, whether we have found a replacement or not. If our Investment Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar experience and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the experience possessed by our Investment Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
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
The significant disruption in the capital markets experienced in the past, including the disruption caused by the COVID-19 pandemic
and the Russian invasion of Ukraine, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. The debt capital that may be available to us in the future may be at a higher cost and have less favorable terms and conditions than those currently in effect. If our financing costs increase and we have no increase in interest income, then our net investment income will decrease. A prolonged inability to raise capital may require us to reduce the volume of investments we originate and could have a material adverse impact on our business, financial condition and results of operations. This may also increase the probability that other structural risks will negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a lengthy disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or recession or an operational problem that affects third parties or us, and could materially damage our business, financial condition and results of operations.
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
Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing
loans on the balance sheets of European banks, the effect of the United Kingdom leaving the European Union, instability in the Chinese capital markets and the
COVID-19
pandemic.
Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the large-scale invasion of Ukraine by Russia that began in February 2022 and resulting sanctions or other restrictive actions that the United States and other countries have imposed against Russia, and the COVID-19 pandemic,
could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

In addition, Russia’s invasion of Ukraine and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the United States, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The duration of hostilities and the vast array of sanctions and related events (including cyberattacks and espionage) cannot be predicted. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations, and our ability to achieve our investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
Additionally, the Federal Reserve raised the Federal Funds Rate in 2022 and in 2023, and may raise or announce its intention to raise the Federal Funds Rate further. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could
cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.
Events outside of our control, including
the COVID-19 public
health crises, could negatively affect our portfolio companies and our results of our operations.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the
COVID-19
pandemic has adversely impacted global commercial activity and contributed to significant volatility in the equity and debt markets. The
COVID-19
pandemic and restrictive measures taken to contain or mitigate its spread have caused, and may continue to cause, business shutdowns, or the re-introduction
of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions, labor shortages, increased inflationary pressure and overall economic and financial market instability both globally and in the United States. Many states, including those in which we and portfolio companies in which we invest may operate, have previously issued orders requiring the closure of, or certain restrictions on the operation of, certain businesses. The ultimate duration and severity of the
COVID-19
pandemic, including
COVID-19
variants, remain uncertain. While several countries, as well as certain states, counties and cities in the United States, relaxed the public health restrictions throughout 2021 partly as a result of the introduction of vaccines, recurring
COVID-19
outbreaks caused by different virus variants continue to lead to the re-introduction
of certain restrictions in certain states in the United States and globally. Even after the
COVID-19
pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of the portfolio companies in which we invest, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.
Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the
COVID-19
pandemic, including uncertainty regarding existing or future variants and other factors, has contributed to significant volatility in the global public equity markets and global debt capital markets.
The continued uncertainty related to the sustainability and pace of economic recovery in the U.S. and globally could have a negative impact on our business.
Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by
U.S. and non-U.S. government and
regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy, including as a result of the global COVID-19 pandemic, negatively
impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, periods of rising interest rates, such as the current economic period, and/or a return to unfavorable economic conditions could adversely affect our business.

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
Although we no longer intend to lend at rates based on the London Interbank Offered Rate (“LIBOR”), we may acquire loans that continue to use LIBOR. While many LIBOR rates were phased out at the end of 2021, a selection of widely used U.S.-dollar LIBOR rates will continue to be published until June 2023. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 which do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for LIBOR-based instruments in the U.S.), the transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR and may result in a reduction in the value of certain instruments that we may acquire. Further, disruptions related to loans in the marketplace could have a material adverse effect on the ability of the Investment Adviser or its affiliates to enter into loans in the future in accordance with our investment strategy and have a material adverse effect on us.
Inflation and a rising interest rate environment may adversely affect the business, results of operations and financial condition of us and our portfolio companies.
The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with the Company’s and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.
Any disruptions in the capital markets, as a result of inflation and a rising interest environment or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing
of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.
In addition, market conditions (including inflation, supply chain issues and decreased consumer demand) have adversely impacted, and could in the future further impact, the operations of certain of our portfolio companies. If the financial results of middle-market companies, like those in which we invest, experience deterioration, it could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration in market conditions will further depress the outlook for those companies. Further, adverse economic conditions decreased and may in the future decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required and may in the future require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
Inflation may cause the real value of our investments to decline.
Inflation risk results from the variation in the value of cash flows from a security due to inflation, as measured in terms of purchasing power. We are exposed to inflation risk with respect to any fixed rate investments that we make, if any, because the interest rate the issuer has to pay us is fixed for the life of the security. To the extent that interest rates reflect the expected inflation rate, floating rate loans have a lower level of inflation risk.

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
Our business (including that of our portfolio companies) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to, diversity, equity and inclusion, human rights, climate change, environmental stewardship, corporate governance and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.
However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that the Company’s corporate social responsibility practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types.
There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC has proposed, or has announced that it is working on proposals for, rules that, among other matters, would establish a framework for reporting of climate-related risks, corporate and fund carbon emissions, broad diversity and capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes. We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. Additionally, compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
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
In December 2015, the United Nations, of which the U.S. is a member, adopted a climate accord with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.

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
Our offices are located at 500 Park Avenue, New York, New York 10022, and are provided by SLR Capital Management in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

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
Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the
symbol “SLRC”. The following table sets forth, for each fiscal quarter during the last two fiscal years, the net asset value (“NAV”) per share of our common stock, the high and low closing sales prices for our common stock, such sales prices as a percentage of NAV per share and distributions per share.

	NAV (1)	Price Range		Premium or (Discount) of High Closing Price to NAV (2)	Premium or (Discount) of Low Closing Price to NAV (2)	Declared Distributions (3)
		High	Low
Fiscal 2022
Fourth Quarter	$18.33	$15.03	$12.50	(18.0)%	(31.8)%	$0.41
Third Quarter	18.37	15.76	12.32	(14.2)	(32.9)	0.41
Second Quarter	18.53	18.19	14.17	(1.8)	(23.5)	0.41
First Quarter	19.56	19.26	17.68	(1.5)	(9.6)	0.41
Fiscal 2021
Fourth Quarter	$19.93	$19.90	$17.55	(0.2)%	(11.9)%	$0.41
Third Quarter	20.20	19.75	18.42	(2.2)	(8.8)	0.41
Second Quarter	20.29	19.58	17.88	(3.5)	(11.9)	0.41
First Quarter	20.26	19.35	17.35	(4.5)	(14.4)	0.41

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
On February 22, 2023 the last reported sales price of our common stock was $14.73 per share. As of February 22, 2023, we had 19 shareholders of record.
Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease. Since our IPO on February 9, 2010, our shares of common stock have traded at both a discount and a premium to the net assets attributable to those shares. As of February 22, 2023, our shares of common stock traded at a discount equal to approximately 19.6% of the net assets attributable to those shares based upon our net asset value as of December 31, 2022. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

DISTRIBUTIONS
Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Future distributions, if any, will be determined by the Board. We expect that our distributions to stockholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable

return of capital, if any, as applicable.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a) (in thousands)
October 1, 2022 to October 31, 2022	—	$—	—	$50,000
November 1, 2022 to November 30, 2022	27,813	$14.06	27,813	$49,609
December 1, 2022 to December 31, 2022	189,458	$13.97	189,458	$46,962

Total	217,271		217,271

(a)
On May 3, 2022, the Board authorized a program to repurchase up to $50 million of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the 1934 Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 1, 2023 or until $50 million of our outstanding shares of common stock have been repurchased. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases.

STOCK PERFORMANCE GRAPH
This graph compares the cumulative total return on our common stock with that of the Standard & Poor’s BDC Index, Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from December 31, 2017 through December 31, 2022. The graph assumes that a person invested $10,000 in each of the following: our common stock (SLRC), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in additional shares of the same class of equity securities at the frequency with which dividends are paid of such securities during the applicable fiscal year.

The graph and other information furnished under this Part II Item 5 of this Form
10-K
shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

FEES AND EXPENSES
The following table is intended to assist an investor in understanding the costs and expenses that you will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this report contains a reference to fees or expenses paid by “us” or “SLRC,” or that “we” will pay fees or expenses, you will indirectly bear such fees or expenses as an investor in SLR Investment Corp.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	% (1)
Offering expenses (as a percentage of offering price)	—	% (2)
Dividend reinvestment plan expenses	—	% (3)
Total stockholder transaction expenses (as a percentage of offering price)	—	% (2)
Annual expenses (as a percentage of net assets attributable to common stock) (4) :
Base management fee	3.00	% (5)
Incentive fees payable under our Investment Advisory and Management Agreement (up to 20%)	1.51	% (6)
Interest payments on borrowed funds	4.61	% (7)
Acquired fund fees and expenses	0.02	% (8)
Other expenses (estimated)	1.15	% (9)
Total annual expenses	10.29%

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
(5)
Our 1.50% base management fee under the Investment Advisory and Management Agreement (giving effect to the Letter Agreement) is based on our gross assets, which is defined as all the assets of SLRC, excluding temporary assets, including those acquired using borrowings for investment purposes, and assumes our gross assets remain consistent with gross assets for the fiscal year ended December 31, 2022. The base management fee is reduced to 1.00% on gross assets that exceed 200% of total net assets as of the immediately preceding quarter.

(6)
Assumes that annual incentive fees earned by our investment adviser, SLR Capital Partners, remain consistent with the incentive fees earned by SLR Capital Partners for the fiscal year ended December 31, 2022. The incentive fee consists of two parts:

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

(7)
We have historically and will in the future borrow funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. The costs associated with our outstanding borrowings are indirectly borne by our investors. For purposes of this section, we have computed interest expense using the average consolidated balance outstanding for borrowings during the fiscal year ended December 31, 2022. We used the Secured Overnight Financing Rate (“SOFR”) or similar base rate on December 31, 2022 and the interest rate on the Credit Facility, the SPV Credit Facility, the 2027 Series F Unsecured Notes, the 2027 Unsecured Notes, the 2026 Unsecured Notes, the 2025 Unsecured Notes, the 2024 Unsecured Notes and the 2023 Unsecured Notes on December 31, 2022. We have also included, as applicable, the estimated market discount or amortization of fees incurred in establishing the Credit Facility, the SPV Credit Facility, the 2027 Series F Unsecured Notes, the 2027 Unsecured Notes, the 2026 Unsecured Notes, the 2025 Unsecured Notes, the 2024 Unsecured Notes and the 2023 Unsecured Notes as of December 31, 2022. Additionally, we included the estimated cost of commitment fees for unused balances on the Credit Facility and the SPV Credit Facility. As of December 31, 2022, we had $393.0 million outstanding under the Credit Facility, $155.2 million outstanding under the SPV Credit Facility and $135 million, $50 million, $75 million, $125 million, $85 million, and $75 million outstanding under the 2027 Series F Unsecured Notes, the 2027 Unsecured Notes, the 2026 Unsecured Notes, the 2025 Unsecured Notes, the 2024 Unsecured Notes and the 2023 Unsecured Notes, respectively. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act, although we have no immediate intention to do so.

(8)
The holders of shares of our common stock indirectly bear the expenses of our investment in SLR Senior Lending Program LLC (“SSLP”). No management fee is charged on our investments in SSLP in connection with the administrative services provided to SSLP. Future expenses for SSLP may be substantially higher or lower because certain expenses may fluctuate over time.

(9)
“Other expenses” are based on estimated amounts for the current fiscal year, which considers the amounts incurred for the fiscal year ended December 31, 2022 and include our overhead expenses, including payments under our Administration Agreement based on our allocable portion of overhead and other expenses incurred by SLR Capital Management in performing its obligations under the Administration Agreement.

6
0

Example
The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses would remain at the levels set forth in the table above and have excluded performance-based incentive fees. As such, the below example is based on an annual expense ratio of 8.78%. See Note 7 above for additional information regarding certain assumptions regarding our level of leverage. In the event that shares are sold to or through underwriters, a corresponding prospectus supplement will restate this example to reflect the applicable sales load.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$88	$253	$407	$743
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$98	$279	$444	$792
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

6
1

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
Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•	our future operating results, including our ability to achieve objectives;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of any protracted decline in the liquidity of credit markets on our business;

•	the ability of our portfolio companies to achieve their objectives;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	market conditions and our ability to access different debt markets and additional debt and equity capital;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

•	changes in the political conditions and relations between the United States, Russia, Ukraine and other nations, the interest rate environment or conditions affecting the financial and capital markets;

•	changes in the general economy, slowing economy, rising inflation, risk of recession and risks in respect of a failure to increase the U.S. debt ceiling; and

•
our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies’ supply chain and operations.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;

•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•
the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in this Annual Report on Form
10-K
for the year ended December 31, 2022 and in our other filings with the SEC.

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
SUNS Merger
On April 1, 2022, we completed our previously announced acquisition of SLR Senior Investment Corp., a Maryland corporation (“SUNS”). Pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) by and among us, SUNS, Solstice Merger Sub, Inc., a Maryland corporation and our wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser, dated as of December 1, 2021, Merger Sub was first merged with and into SUNS, with SUNS as the surviving corporation, and, immediately following the Merger, SUNS was then merged with and into us, with us as the surviving company. In accordance with the terms of the Merger Agreement, at the effective time of the Mergers, each outstanding share of SUNS’s common stock was converted into the right to receive 0.7796 shares of our common stock (with SUNS’s stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the Mergers, we issued an aggregate of 12,511,825 shares of our common stock to former SUNS stockholders.
The Mergers are accounted for as an asset acquisition of SLR Senior Investment Corp. by the Company in accordance with the asset acquisition method of accounting as detailed in ASC
805-50,
Business Combinations – Related Issues, with the fair value of total consideration paid in conjunction with the Mergers allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Mergers. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain
“non-qualifying”
assets (for example cash) and does not give rise to goodwill. The Company is the accounting survivor of the Mergers. The Mergers were considered a tax-free
reorganization and the historical cost basis of the acquired SUNS investments are carried forward for tax purposes.
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

Recent Developments
On January 10, 2023, the Board declared a monthly distribution of $0.136667 per share payable on February 2, 2023 to holders of record as of January 26, 2023.
On February 2, 2023, the Board declared a monthly distribution of $0.136667 per share payable on March 1, 2023 to holders of record as of February 16, 2023.
On February 28, 2023, the Board declared a monthly distribution of $0.136667 per share payable on April 4, 2023 to holders of record as of March 23, 2023.
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
Macroeconomic Environment
Credit markets continued to be under pressure during 2022 amid a risk-off
environment and sustained macro-economic uncertainty due to record-high inflation, tighter financial conditions and growing recession risk. Central banks have remained focused on restoring price stability by raising interest rates and have signaled that growth may be hindered until inflation comes under control.
Portfolio and Investment Activity
During the year ended December 31, 2022, exclusive of the assets acquired through the Mergers, we invested approximately $610 million across 77 portfolio companies. This compares to investing approximately $596 million across 52 portfolio companies for the year ended December 31, 2021. Investments sold, prepaid or repaid during the year ended December 31, 2022 totaled approximately $532 million versus approximately $468 million for the year ended December 31, 2021.
At December 31, 2022, our portfolio consisted of 139 portfolio companies and was invested 30.8% in cash flow senior secured loans, 30.0% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 23.7% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 15.5% in life science senior secured loans, in each case, measured at fair value, versus 106 portfolio companies invested 26.7% in cash flow senior secured loans, 27.0% in asset-based senior secured loans / SLR Credit, 29.9% in equipment senior secured financings / SLR Equipment / KBH, and 16.4% in life science senior secured loans, in each case, measured at fair value, at December 31, 2021.
At December 31, 2022, 77.7% or $1.61 billion of our income producing investment portfolio
*
is floating rate and 22.3% or $464.5 million is fixed rate, measured at fair value. At December 31, 2021, 79.4% or $1.20 billion of our income producing investment portfolio
*
is floating rate and 20.6% or $313.4 million is fixed rate, measured at fair value. As of December 31, 2022 and 2021, we had two and one issuers on non-accrual
status, respectively.

6
5

*
We have included SLR Credit Solutions, SLR Equipment Finance, SLR Healthcare ABL, SLR Business Credit and Kingsbridge Holdings, LLC within our income producing investment portfolio.
SLR Credit Solutions
On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of December 31, 2022, total commitments to the revolving credit facility are $285 million.
As of December 31, 2022, SLR Credit had 29 funded commitments to 25 different issuers with total funded loans of approximately $439.5 million on total assets of $460.7 million. As of December 31, 2021, SLR Credit had 22 funded commitments to 19 different issuers with total funded loans of approximately $287.4 million on total assets of $347.8 million. As of December 31, 2022 and December 31, 2021, the largest loan outstanding totaled $33.4 million and $35.0 million, respectively. For the same periods, the average exposure per issuer was $17.6 million and $15.1 million, respectively. SLR Credit’s credit facility, which is non-recourse
to the Company, had approximately $224.3 million and $100.7 million of borrowings outstanding at December 31, 2022 and December 31, 2021, respectively. For the years ended December 31, 2022 and 2021, SLR Credit had net income of $7.5 million and $14.2 million, respectively, on gross income of $30.3 million and $34.0 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us. SLR Credit’s consolidated financial statements for the fiscal years ended December 31, 2022 and December 31, 2021 are attached as an exhibit to this annual report on Form
10-K.
SLR Equipment Finance
On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies are doing business as SLR Equipment Finance (“SLR Equipment”). SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209.9 million in cash to effect the transaction, of which $145.0 million was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64.9 million was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. Concurrent with the transaction, SLR Equipment refinanced its existing senior secured credit facility into a $150.0 million non-recourse
facility with an accordion feature to expand up to $250.0 million. In September 2019, SLR Equipment amended the facility, increasing commitments to $214.0 million with an accordion feature to expand up to $314.0, million and extended the maturity date of the facility to July 31, 2023.
As of December 31, 2022, SLR Equipment had 131 funded equipment-backed leases and loans to 59 different customers with a total net investment in leases and loans of approximately $190.8 million on total assets of $241.8 million. As of December 31, 2021, SLR Equipment had 135 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $211.0 million on total assets of $264.0 million. As of December 31, 2022 and December 31, 2021, the largest position outstanding totaled $19.3 million and $19.2 million, respectively. For the same periods, the average exposure per customer was $3.2 million and $3.5 million, respectively. SLR Equipment’s credit facility, which is non-recourse
to the Company, had approximately $115.0 million and $118.0 million of borrowings outstanding at December 31, 2022 and December 31, 2021, respectively. For the years ended December 31, 2022 and 2021, SLR Equipment had net losses of $2.9 million and $9.7 million, respectively, on gross income of $20.4 million and $22.9 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us. SLR Equipment’s consolidated financial statements for the fiscal years ended December 31, 2022 and December 31, 2021 are attached as an exhibit to this annual report on Form
10-K.
Kingsbridge Holdings, LLC
On November 3, 2020, the Company acquired 87.5% of the equity securities of Kingsbridge Holdings, LLC (“KBH”) through KBH Topco LLC (“KBHT”), a Delaware corporation. KBH is a residual focused independent mid-ticket
lessor of equipment primarily to U.S. investment grade companies. The Company invested $216.6 million to effect the transaction, of which $136.6 million was invested to acquire 87.5% of KBHT’s equity and $80.0 million in KBH’s debt. The existing management team of KBH committed to continuing to lead KBH after the transaction. Following the transaction, the Company owns 87.5% of KBHT equity and the KBH management team owns the remaining 12.5% of KBHT’s equity.

As of December 31, 2022 and 2021, KBHT had total assets of $777.2 million and $738.4 million, respectively. For the same periods, debt recourse to KBHT totaled $222.1 million and $216.9 million, respectively, and non-recourse
debt totaled $353.1 million and $323.8 million, respectively. None of the debt is recourse to the Company. For the years ended December 31, 2022 and December 31, 2021, KBHT had net income of $13.3 million and $12.2 million, respectively, on gross income of $298.8 million and $245.9 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us. KBHT’s consolidated financial statements for the years ended December 31, 2022 and December 31, 2021 are attached as an exhibit to this annual report on Form
10-K.
SLR Healthcare ABL
SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized
companies operating in the healthcare industry. SUNS initial investment in SLR Healthcare ABL was $32.8 million. The management team of SLR Healthcare co-invested
in the transaction and continues to lead SLR Healthcare. As of September 30, 2022, SLR Healthcare’s management team and the Company own approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022.
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
SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2022, the portfolio totaled approximately $242.1 million of commitments with a total net investment in loans of $92.4 million on total assets of $108.7 million. As of December 31, 2021, the portfolio totaled approximately $183.5 million of commitments with a total net investment in loans of $81.6 million on total assets of $91.3 million. At December 31, 2022, the portfolio consisted of 41 issuers with an average balance of approximately $2.3 million versus 36 issuers with an average balance of approximately $2.3 million at December 31, 2021. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay
loans. SLR Healthcare’s credit facility, which is
non-recourse
to us, had approximately $77 million and $60 million of borrowings outstanding at December 31, 2022 and December 31, 2021, respectively. For the years ended December 31, 2022 and 2021, SLR Healthcare had net income of $3.5 million and $0.7 million, respectively, on gross income of $11.6 million and $10.1 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayment of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us. SLR Healthcare’s consolidated financial statements for the fiscal years ended December 31, 2022 and December 31, 2021 are attached as an exhibit to this annual report on Form
10-K.
SLR Business Credit
SUNS acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized
businesses primarily in the manufacturing, services and distribution industries. SUNS invested approximately $51.0 million to effect the transaction. Subsequently, SUNS contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, SUNS and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. SUNS and ESP SSC Corporation then owned 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized
businesses. As part of this transaction, SUNS 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15.5 million transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies are doing business as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of $66.7 million was financed with equity from SUNS of $19.0 million and borrowings on NMC’s credit facility of $47.7 million. SLRC acquired SLR Business Credit in connection with the Mergers on April 1, 2022.

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2022, the portfolio totaled approximately $603.4 million of commitments, of which $286.0 million were funded, on total assets of $
332.2 million
. As of December 31, 2021, the portfolio totaled approximately $513.9 million of commitments, of which $248.7 million were funded, on total assets of $290.8 million. At December 31, 2022, the portfolio consisted of 108 issuers with an average balance of approximately $2.6 million versus 125 issuers with an average balance of approximately $2.0 million at December 31, 2021. NMC has a senior credit facility with a bank lending group for $285.3 million, which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse
to us, had approximately $214.4 million and $183.3 million of borrowings outstanding at December 31, 2022 and December 31, 2021, respectively. For the years ended December 31, 2022 and 2021, SLR Business Credit had net income of $3.9 million and $7.3 million, respectively, on gross income of $29.4 million and $24.0 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us. SLR Business Credit’s consolidated financial statements for the fiscal years ended December 31, 2022 and December 31, 2021 are attached as an exhibit to this annual report on Form
10-K.
Stock Repurchase Program
On May 3, 2022, our Board authorized a program for the purpose of repurchasing up to $50 million of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the 1934 Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 1, 2023 or until $50 million of our outstanding shares of common stock have been repurchased. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. During the fiscal year ended December 31, 2022, the Company repurchased 217,271 shares at an average price of approximately $13.98 per share, inclusive of commissions. The total dollar amount of shares repurchased was $3.0 million.
SLR Senior Lending Program LLC
On October 12, 2022, the Company entered into an amended and restated limited liability company agreement with Sunstone Senior Credit L.P. (the “Investor”) to create a joint venture vehicle, SLR Senior Lending Program LLC (“SSLP”). SSLP is expected to invest primarily in senior secured cash flow loans. The Company and the Investor each have made initial equity commitments of $50 million, resulting in a total equity commitment of $100 million. Investment decisions and all material decisions in respect of SSLP must be approved by representatives of the Company and the Investor.
On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP as servicer and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $100 million senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. The SSLP Facility is scheduled to mature on December 12, 2027. The SSLP Facility generally bears interest at a rate of SOFR plus 3.25%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were no borrowings during the period December 12, 2022 and December 31, 2022.
As of December 31, 2022 the Company and the Investor had contributed combined equity capital in the amount of $19.0 million. As of December 31, 2022, the Company and the Investor’s remaining commitments to SSLP totaled $40.5 million and $40.5 million, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without approval of both the Company and the Investor.
As of December 31, 2022, SSLP had total assets of $19.1 million. SSLP’s portfolio consisted of floating rate senior secured loans to seven (7) different borrowers. For the period December 1, 2022 (commencement of operations) through December 31, 2022, SSLP invested $18.1 million in seven (7) portfolio companies. Investments prepaid totaled $0.1 million for the same period.

SSLP Portfolio as of December 31, 2022 (dollar amounts in thousands)

Description	Industry	Spread Above Index (1)	Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+600	1.00%	10.84%	2/29/24	$2,494	$2,494	$2,494
BayMark Health Services, Inc. (4)	Health Care Providers & Services	L+500	1.00%	9.73%	6/11/27	2,992	2,992	2,992
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	L+475	1.00%	9.43%	12/31/25	1,097	1,097	1,097
Foundation Consumer Brands, LLC (4)	Personal Products	L+550	1.00%	10.15%	2/12/27	2,963	2,963	2,963
High Street Buyer, Inc. (4)	Insurance	L+600	0.75%	10.73%	4/16/28	2,494	2,494	2,494
Ivy Fertility Services, LLC (4)	Health Care Providers & Services	L+625	1.00%	10.39%	2/25/26	3,000	3,000	3,030
Kid Distro Holdings, LLC (4)	Software	L+575	1.00%	10.48%	10/1/27	2,992	2,992	2,992

							$18,032	$18,062

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or SOFR. These instruments are typically subject to a LIBOR or SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to either the LIBOR (“L”) or SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2022.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.
Below is certain summarized financial information for SSLP as of December 31, 2022 and for the period December 1, 2022 (commencement of operations) through December 31, 2022:

December 31, 2022
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $18,032)	$18,062
Cash and other assets	1,043

Total assets	$19,105

Debt outstanding	$—
Interest payable and other credit facility related expenses	165
Accrued expenses and other payables	89

Total liabilities	$254

Members’ equity	$18,851

Total liabilities and members’ equity	$19,105

For the Period December 1, 2022 (commencement of operations) through December 31, 2022
Selected Income Statement Information for SSLP (in thousands):
Interest income	$152

Service fees*	$4
Interest and other credit facility expenses	166
Organizational costs	73
Other general and administrative expenses	88

Total expenses	331

Net investment loss	$(179)

Realized gain on investments	—
Net change in unrealized gain on investments	30

Net realized and unrealized gain on investments	30

Net loss	$(149)

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
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
Valuation of Portfolio Investments
In December 2020, the SEC adopted new Rule
2a-5
under the 1940 Act addressing fair valuation of fund investments. The new rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The new rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company will comply with Rule
2a-5’s
valuation requirements.
We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with GAAP, and the 1940 Act. The Board will (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services, as applicable; (5) oversee the reporting required by Rule
2a-5
under the 1940 Act; and (6) maintain recordkeeping requirements under Rule
2a-5.
It is anticipated that in respect of many of the Company’s assets, readily available market quotations will not be obtainable and that such assets will be valued at fair value. A market quotation is readily available for a security only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. If the Company anticipates using a market quotation for a security, it will also monitor for circumstances that may necessitate the use of fair value, such as significant events that may cause concern over the reliability of a market quotation.
Our valuation procedures are set forth in more detail in Note 2(b) to the Company’s Consolidated Financial Statements Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

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
The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value
ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash
accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the fiscal years ended December 31, 2022 and 2021, capitalized PIK income totaled $4.3 million and $7.6 million, respectively.
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

RESULTS OF OPERATIONS
Results comparisons are for the fiscal years ended December 31, 2022 and December 31, 2021. Results for the fiscal year ended December 31, 2020 can be found in Item 7 of the Company’s report on Form
10-K
filed on March 1, 2022, which is incorporated by reference herein.
Investment Income
For the fiscal years ended December 31, 2022 and 2021, gross investment income totaled $177.5 million and $139.4 million, respectively. The increase in gross investment income for the year over year period was primarily due to a larger portfolio size as a result of the Mergers coupled with organic growth, as well as due to an increase in loan reference rates.
Expenses
Net expenses totaled $101.1 million and $78.4 million, respectively, for the fiscal years ended December 31, 2022 and 2021, of which $45.1 million and $38.6 million, respectively, were base management fees and performance-based incentive fees and $46.1 million and $29.9 million, respectively, were interest and other credit facility expenses. Other general and administrative expenses totaled $11.5 million and $10.0 million, respectively, for the fiscal years ended December 31, 2022 and 2021. Over the same periods, $1.5 million and $0.0 million of performance-based incentive fees were waived. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the year over year period was primarily due to higher interest expense associated with an increase in borrowings to fund new investments as well as the increase in reference rates.
Net Investment Income
The Company’s net investment income totaled $76.4 million and $60.9 million, or $1.48 and $1.44, per average share, respectively, for the fiscal years ended December 31, 2022 and 2021.
Net Realized Gain (Loss)
The Company had investment sales and prepayments totaling approximately $532 million and $468 million, respectively, for the fiscal years ended December 31, 2022 and 2021. Net realized gain (loss) over the same periods were ($36.5) million and $0.03 million, respectively. Net realized losses for fiscal year 2022 were primarily related to the exit of our investment in PhyMed Management, LLC. Net realized gain for fiscal year 2021 was de minimis.
Net Change in Unrealized Loss
For the fiscal years ended December 31, 2022 and 2021, net change in unrealized loss on the Company’s assets and liabilities totaled $21.5 million and $1.4 million, respectively. Net unrealized loss for the fiscal year ended December 31, 2022 is primarily due to depreciation in the value of our investments in American Teleconferencing Services, Ltd., RD Holdco, Inc., SLR Credit Solutions and SLR Equipment Finance, among others, partially offset by the reversal of previously recognized unrealized depreciation on our investment in PhyMed Management LLC as well as appreciation on the value of our investments in SLR Business Credit and KBH Topco, LLC in addition to unrealized appreciation on assets acquired in the Mergers due to the accounting treatment of the purchase discount. Net unrealized loss for the fiscal year ended December 31, 2021 is primarily due to depreciation in the value of our investments in American Teleconferencing Services, Ltd., Rug Doctor and SOAGG LLC, among others, partially offset by appreciation in the value of our investments in KBH Topco, LLC, SLR Credit Solutions and PhyMed Management LLC, among others.
Net Increase in Net Assets From Operations
For the fiscal years ended December 31, 2022 and 2021, the Company had a net increase in net assets resulting from operations of $18.3 million and $59.6 million, respectively. For the fiscal years ended December 31, 2022 and 2021, earnings per average share were $0.35 and $1.41, respectively.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity and capital resources are generated and generally available through its Credit Facility and SPV Credit Facility (as defined below), the 2023 Unsecured Notes, the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on
equity and/or debt offerings. As of December 31, 2022, we had a total of $401.8 million of unused borrowing capacity under the Credit Facility and SPV Credit Facility, subject to borrowing base limits.
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
On December 28, 2021, the Company closed on Amendment No. 1 to its August 28, 2019 senior secured credit agreement (the “Credit Facility”). Following the amendment and a November 2022 upsizing, the Credit Facility is composed of $625 million of revolving credit and $100 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of
1.75%-2.00%
or the alternate base rate plus
0.75%-1.00%.
The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year.
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
On December 28, 2017, the Company closed a private offering of $21 million of the 2022 Tranche C Notes with a fixed interest rate of 4.50% and a maturity date of December 28, 2022. Interest on the 2022 Tranche C Notes is due semi-annually on June 28 and December 28. The 2022 Tranche C Notes were repaid in full at maturity.

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
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time to time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $420 million par amount in cash equivalents as of December 31, 2022.
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
On December 28, 2017, the Company closed a private offering of $21 million of the 2022 Tranche C Notes with a fixed interest rate of 4.50% and a maturity date of December 28, 2022. Interest on the 2022 Tranche C Notes is due semi-annually on June 28 and December 28. The 2022 Tranche C Notes were repaid in full at maturity.

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
Revolving & Term Loan Facilities
On April 1, 2022, we entered into the CF Assumption Agreement, effective as of the closing of the Mergers. The CF Assumption Agreement relates to our assumption of the SPV Credit Facility, by and among SUNS SPV, a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, the commitment under the SPV Credit Facility is $225 million; however, the commitment can also be expanded up to $600 million. The stated interest rate on the SPV Credit Facility is LIBOR plus
2.00%-2.50%
with no LIBOR floor requirement and the current final maturity date is June 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At December 31, 2022, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $155.2 million.
On December 28, 2021, the Company closed on Amendment No. 1 to the Credit Facility. Following the amendment and a November 2022 upsizing, the Credit Facility is composed of $625 million of revolving credit and $100 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of
1.75%-2.00%
or the alternate base rate plus
0.75%-1.00%.
The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, require the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At December 31, 2022, outstanding USD equivalent borrowings under the Credit Facility totaled $393.0 million, composed of $293.0 million of revolving credit and $100.0 million of term loans.
Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At December 31, 2022, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.
Contractual Obligations
A summary of our significant contractual payment obligations is as follows as of December 31, 2022:
Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$448.2	$—	$—	$448.2	$—
Unsecured senior notes	545.0	75.0	210.0	260.0	—
Term loans	100.0	—	—	100.0	—

(1)	As of December 31, 2022, we had a total of $401.8 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

7
5

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
We have also entered into two contracts under which we have future commitments: the Advisory Agreement, pursuant to which the Investment Adviser has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which the Administrator has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day
operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the Advisory Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part
incentive fee. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the Advisory Agreement and administration agreement without penalty upon 60 days written notice to the other. See note 3 to our Consolidated Financial Statements.
On July 31, 2017, the Company, NEFPASS LLC and NEFCORP LLC entered into a servicing agreement. NEFCORP LLC was engaged to provide NEFPASS LLC with administrative services related to the loans and capital leases held by NEFPASS LLC. NEFPASS LLC may terminate this agreement upon 30 days written notice to NEFCORP LLC.
On October 7, 2022, the Company commitment $50 million to SSLP and entered into a servicing agreement. SSLP engaged and retained the Company to provide certain administrative services relating to the facilities, supplies and necessary ongoing overhead support services for the operation of SSLP’s ongoing business affairs in exchange for a fee.
Senior Securities
Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2022	$293,000	$513	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
SPV Credit Facility
Fiscal 2022	155,200	272	—	N/A
2022 Unsecured Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes

7
6

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2022	—	—	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2022	125,000	219	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2025 Unsecured Notes
Fiscal 2022	85,000	149	—	N/A
2026 Unsecured Notes
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2022	50,000	88	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2022	135,000	237	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Term Loans
Fiscal 2022	100,000	175	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A

7
7

NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2022	$1,093,200	$1,915	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of December 31, 2022, asset coverage was 1
91
.
5
%.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)
Not applicable except for the 2042 Unsecured Notes which were publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2016, 2015, 2014 and 2013 periods was $100,175, $98,196, $94,301 and $93,392, respectively.

The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Per Share Data: (a)
Net asset value, beginning of year	$21.74	$20.79	$22.05	$22.50	$22.70

Net investment income	1.62	1.68	1.52	1.56	1.91
Net realized and unrealized gain (loss)	0.05	0.84	(1.18)	(0.43)	(0.22)

Net increase in net assets resulting from operations	1.67	2.52	0.34	1.13	1.69
Distributions to stockholders (see note 8a):
From net investment income	(1.60)	(1.60)	(1.60)	(1.55)	(1.55)
From net realized gains	—	—	—	—	(0.46)
From return of capital	—	—	—	(0.05)	—
Anti-dilution	—	0.03	—	0.02	0.12

Net asset value, end of year	$21.81	$21.74	$20.79	$22.05	$22.50

Per share market value, end of year	$20.21	$20.82	$16.43	$18.01	$22.55
Total Return(b)	4.47%	37.49%	(0.29)%	(13.58)%	2.82%
Net assets, end of year	$921,605	$918,507	$882,698	$936,568	$995,637
Shares outstanding, end of year	42,260,826	42,248,525	42,464,762	42,465,162	44,244,195
Ratios to average net assets:
Net investment income	7.43%	7.91%	6.94%	6.93%	8.43%

Operating expenses	5.80%	6.25%	3.84%*	4.24%	5.82%
Interest and other credit facility expenses**	2.35%	2.73%	1.68%	1.50%	1.99%

Total expenses	8.15%	8.98%	5.52%*	5.74%	7.81%

Average debt outstanding	$414,264	$495,795	$262,341	$225,000	$318,186
Portfolio turnover ratio	24.9%	31.0%	13.0%	53.7%	25.6%

7
8

(a)	Calculated using the average shares outstanding method.
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

Off-Balance
Sheet Arrangements
From time to time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2022 and December 31, 2021, respectively:

	December 31, 2022	December 31, 2021
(in millions)
SLR Credit Solutions*	$44.3	$44.3
Outset Medical, Inc	35.1	—
Apeel Technology, Inc	32.8	—
CC SAG Holdings Corp. (Spectrum Automotive)	20.7	18.8
Human Interest, Inc	20.1	—
Glooko, Inc	17.9	25.1
World Insurance Associates, LLC	17.1	—
iCIMS, Inc	11.4	—
Spectrum Pharmaceuticals, Inc	8.8	—
Arcutis Biotherapeutics, Inc	8.4	43.5
Atria Wealth Solutions, Inc	8.2	3.7
Ardelyx, Inc	7.8	—
Luxury Asset Capital, LLC	7.5	—
RSC Acquisition, Inc	7.5	—
Cerapedics, Inc	6.7	—
Maurices, Incorporated	4.3	5.7
Kaseya, Inc	3.9	—
Vessco Midco Holdings, LLC	3.9	—
Copper River Seafoods, Inc	3.6	—
BDG Media, Inc	3.5	—
Meditrina, Inc	3.4	—
One Touch Direct, LLC	3.1	7.2
DeepIntent, Inc	3.1	—
Foundation Consumer Brands, LLC	3.0	2.3
SCP Eye Care, LLC	2.8	—
Basic Fun, Inc	2.7	1.9
Kid Distro Holdings, LLC	2.7	2.7
Plastics Management, LLC	2.4	—
Southern Orthodontic Partners Management, LLC	1.9	—
Pediatric Home Respiratory Services, LLC	1.8	—
Pinnacle Treatment Centers, Inc	1.7	1.4
Ultimate Baked Goods Midco LLC	1.6	0.8
Orthopedic Care Partners Management, LLC	1.6	—
Ivy Fertility Services, LLC	1.6	4.5
Composite Technology Acquisition Corp	1.5	—
NAC Holdings Corporation	1.5	4.8
SLR Healthcare ABL*	1.4	—
SPAR Marketing Force, Inc	1.3	—
RxSense Holdings LLC	1.3	—
Erie Construction Mid-west, LLC	1.3	—
Peter C. Foy & Associates Insurance Services, LLC	1.1	—
American Teleconferencing Services, Ltd	1.1	0.6

	December 31, 2022	December 31, 2021
(in millions)
Montefiore Nyack Hospital	1.0	—
Enverus Holdings, Inc	1.0	—
SLR Equipment Finance	1.0	5.0
SunMed Group Holdings, LLC	0.8	0.8
GSM Acquisition Corp	0.8	—
Tilley Distribution, Inc	0.5	—
BayMark Health Services, Inc	0.4	—
High Street Buyer, Inc	0.3	—
TAUC Management, LLC	0.3	—
ENS Holdings III Corp, LLC	0.1	—
All State Ag Parts, LLC	0.1	—
BridgeBio Pharma, Inc	—	23.0
Inszone Mid, LLC	—	12.5
Rezolute, Inc	—	5.7
SOC Telemed, Inc	—	4.4
RQM+ Corp	—	3.8
MMIT Holdings, LLC	—	2.0
Neuronetics, Inc	—	2.2

Total Commitments	$323.7	$226.7

*	The Company controls the funding of the SLR Credit Solutions and SLR Healthcare commitments and may cancel them at its discretion.
In addition to the above, please see SLR Senior Lending Program LLC herein where the Company has a remaining equity commitment of $40.5 million in which the Company also controls such funding. The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2022 and December 31, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
In the normal course of business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance
sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance
sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities.

Distributions
The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2023
February 28, 2023	March 23, 2023	April 4, 2023	$0.136667
February 2, 2023	February 16, 2023	March 1, 2023	0.136667
January 10, 2023	January 26, 2023	February 2, 2023	0.136667

Total 2023			$0.41

Fiscal 2022
December 6, 2022	December 22, 2022	January 5, 2023	$0.136667
November 2, 2022	November 17, 2022	December 1, 2022	0.136667
October 5, 2022	October 20, 2022	November 2, 2022	0.136667
September 2, 2022	September 20, 2022	October 4, 2022	0.136667
August 2, 2022	August 18, 2022	September 1, 2022	0.136667
July 6, 2022	July 21, 2022	August 2, 2022	0.136667
June 3, 2022	June 23, 2022	July 5, 2022	0.136667
May 3, 2022	May 19, 2022	June 2, 2022	0.136667
April 4, 2022	April 21, 2022	May 3, 2022	0.136667
March 1, 2022	March 18, 2022	April 1, 2022	0.41

Total 2022			$1.64

Fiscal 2021
November 3, 2021	December 16, 2021	January 5, 2022	$0.41
August 3, 2021	September 23, 2021	October 5, 2021	0.41
May 5, 2021	June 23, 2021	July 2, 2021	0.41
February 24, 2021	March 18, 2021	April 2, 2021	0.41

Total 2021			$1.64

Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Future distributions, if any, will be determined by the Board. We expect that our distributions to stockholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable
return of capital, if any, as applicable.
We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC tax treatment, we must distribute at least
90
% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (
i.e.
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

•
We have entered into the Advisory Agreement with the Investment Adviser. Mr. Gross, our Chairman,
Co-Chief
Executive Officer and President and Mr. Spohler, our
Co-Chief
Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Investment Adviser. In addition, Mr. Richard Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for the Investment Adviser.

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

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional
asset-based loans and first lien loans, SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry, and SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans. In addition, Michael S. Gross, our Chairman,
Co-Chief
Executive Officer and President, Bruce Spohler, our
Co-Chief
Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side
with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions
with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.
Related party transactions may occur among us, SLR Senior Lending Program LLC, SLR Senior Lending Program SPV LLC, SLR Credit, Equipment Operating Leases LLC, KBH, Loyer Capital LLC, SLR Business Credit, SLR Healthcare ABL and SLR Equipment.    These transactions may occur in the normal course of business. No administrative or other fees are paid to the Investment Adviser by SLR Senior Lending Program LLC, SLR Senior Lending Program SPV LLC, SLR Credit, Equipment Operating Leases LLC, KBH, Loyer Capital LLC, SLR Business Credit, SLR Healthcare ABL or SLR Equipment.
In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to the rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, the war in Ukraine and Russia and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of LIBOR and SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the current economic environment, such difference could potentially increase thereby increasing our net investment income. During the fiscal year ended December 31, 2022, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR or SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of December 31, 2022 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR and SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by ten cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2022 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR and SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately ten cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time to time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2022, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR and SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	(0.10)	$0.10
We may also have exposure to foreign currencies through various investments. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. In order to reduce our exposure to fluctuations in foreign exchange rates, we may borrow from time to time in such currencies under our multi-currency revolving credit facility or enter into forward currency or similar contracts.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based upon criteria in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2022 based upon criteria in
Internal Control – Integrated Framework (2013)
 issued by COSO.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SLR Investment Corp.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of SLR Investment Corp. (and subsidiaries) (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with the custodian, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Fair value of investments and acquired investments
As described in Notes 2 and 6 to the consolidated financial statements, the Company measures its investments at fair value. Further, as described in Note 17, the Company completed an asset acquisition of SLR Senior Investment Corp.’s investments at fair value on April 1, 2022, which required the investments acquired to be measured at fair value as of that date. Investments are valued using a market approach, an income approach, or both approaches, as applicable. In determining the fair value of investments whose market quotations are not readily available, the Company makes subjective judgments and estimates using unobservable inputs.
We identified the assessment of the fair value of investments with no readily determinable market value acquired from SLR Senior Investment Corp. as of April 1, 2022 (acquired investments), and the fair value of investments with no readily determinable market value as of December 31, 2022, as a critical audit matter. A high degree of auditor judgment was required to assess the Company’s fair value assumptions. Specifically, subjective auditor judgment was required to assess the (1) credit risk associated with the borrower and its ability to make interest and principal payments for debt investments and (2) selection of comparable companies and the financial performance multiples of such comparable companies used in the market approach for equity investments. Additionally, the involvement of valuation professionals with specialized skills and knowledge was required to assist in evaluating the Company’s fair value estimates.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to measure the fair value of investments, including controls related to the development of the above assumptions. For recently purchased investments we evaluated changes in the borrowers’ assessed credit risk and market yields of similar instruments from the purchase date (prior to April 1, 2022 for the acquired investments and prior to December 31, 2022 for investments not acquired from SLR Senior Investment Corp.) to the fair value measurement date of April 1, 2022 and December 31, 2022, respectively. We evaluated the Company’s ability to estimate fair value by comparing dispositions to the Company’s most recent fair value estimate prior to the disposition. We also involved valuation professionals with specialized skills and knowledge, who for a selection of acquired investments and investments as of April 1, 2022 and December 31, 2022, respectively, developed estimates of fair value by assessing available market information using market yields of comparable companies of similar credit risk for debt investments fair valued using an income approach, and financial performance multiples of comparable companies for equity investments fair valued using a market approach, and compared the results to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

New York, New York February 28, 2023

8
7

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share amounts)

	December 31, 2022	December 31, 2021
Assets
Investments at fair value:
Companies less than 5% owned (cost: $1,312,701 and $985,088, respectively)	$1,289,082	$964,379
Companies more than 25% owned (cost: $821,886 and $711,865, respectively)	797,594	706,203
Cash	10,743	2,935
Cash equivalents (cost: $417,590 and $320,000, respectively)	417,590	320,000
Dividends receivable	11,192	9,028
Interest receivable	9,706	6,521
Receivable for investments sold	1,124	1,378
Prepaid expenses and other assets	664	567

Total assets	$2,537,695	$2,011,011

Liabilities
Debt ($1,093,200 and $818,500 face amounts, respectively, reported net of unamortized debt issuance costs of $7,202 and $6,462, respectively. See notes 6 and 7)	$1,085,998	$812,038
Payable for investments and cash equivalents purchased	417,611	320,041
Distributions payable	7,481	17,327
Management fee payable (see note 3)	7,964	7,435
Performance-based incentive fee payable (see note 3)	5,422	1,864
Interest payable (see note 7)	7,943	4,492
Administrative services payable (see note 3)	1,488	2,689
Other liabilities and accrued expenses	4,057	2,844

Total liabilities	$1,537,964	$1,168,730

Commitments and contingencies (see note 11)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 54,555,380 and 42,260,826 shares issued and outstanding, respectively	$546	$423
Paid-in capital in excess of par (see note 2f)	1,162,569	936,999
Accumulated distributable net loss (see note 2f)	(163,384)	(95,141)

Total net assets	$999,731	$842,281

Net Asset Value Per Share	$18.33	$19.93

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)

	Year ended December 31,
	2022	2021	2020
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$121,491	$86,122	$84,143
Companies more than 25% owned	9,515	11,354	8,861
Dividends:
Companies less than 5% owned	—	133	50
Companies more than 25% owned	44,383	37,564	26,794
Other income:
Companies less than 5% owned	2,116	4,157	1,885
Companies more than 25% owned	—	24	12

Total investment income	177,505	139,354	121,745

EXPENSES:
Management fees (see note 3)	29,982	28,277	24,951
Performance-based incentive fees (see note 3)	15,097	10,309	2,272
Interest and other credit facility expenses (see note 7)	46,087	29,876	27,156
Administrative services expense (see note 3)	5,401	5,575	5,215
Other general and administrative expenses	6,099	4,390	2,936

Total expenses	102,666	78,427	62,530

Performance-based incentive fees waived (see note 3)	(1,527)	—	—

Net expenses	101,139	78,427	62,530

Net investment income	$76,366	$60,927	$59,215

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$(36,485)	$26	$(26,638)

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(2,909)	(10,500)	8,970
Companies more than 25% owned	(18,630)	9,113	(26,096)

Net change in unrealized loss on investments and cash equivalents	(21,539)	(1,387)	(17,126)

Net realized and unrealized loss on investments and cash equivalents	(58,024)	(1,361)	(43,764)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,342	$59,566	$15,451

EARNINGS PER SHARE (see note 5)	$0.35	$1.41	$0.37

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share amounts)

	Year ended December 31,
	2022	2021	2020
Increase (decrease) in net assets resulting from operations:
Net investment income	$76,366	$60,927	$59,215
Net realized gain (loss)	(36,485)	26	(26,638)
Net change in unrealized loss	(21,539)	(1,387)	(17,126)

Net increase in net assets resulting from operations	18,342	59,566	15,451

Distributions to stockholders (see note 8a):
From distributable earnings	(57,594)	(41,221)	(48,795)
From return of capital	(27,099)	(28,087)	(20,513)

Net distributions to stockholders	(84,693)	(69,308)	(69,308)

Capital transactions (see note 13):
Issuance of common stock	226,839	—	—
Repurchases of common stock	(3,038)	—	—

Net increase in net assets resulting from capital transactions	223,801	—	—

Total increase (decrease) in net assets	157,450	(9,742)	(53,857)
Net assets at beginning of year	842,281	852,023	905,880

Net assets at end of year	$999,731	$842,281	$852,023

Capital share activity (see note 13):
Issuance of common stock	12,511,825	—	—
Repurchases of common stock	(217,271)	—	—

Net increase from capital share activity	12,294,554	—	—

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$18,342	$59,566	$15,451
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	36,485	(26)	26,638
Net change in unrealized loss on investments	21,539	1,387	17,126
(Increase) decrease in operating assets:
Purchase of investments	(609,645)	(596,256)	(426,897)
Proceeds from disposition of investments	531,389	468,532	357,632
Net accretion of discount on investments	(9,850)	(6,087)	(7,581)
Capitalization of payment-in-kind income	(4,282)	(7,592)	(5,384)
Collections of payment-in-kind income	1,286	1,411	1,339
Receivable for investments sold	254	(1,123)	1,952
Interest receivable	(3,185)	(43)	(1,077)
Dividends receivable	(2,164)	(1,101)	2,561
Prepaid expenses and other assets	(97)	4	44
Cash and other net assets acquired in merger	3,640	—	—
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	97,570	(59,997)	(39,624)
Management fee payable	529	900	(212)
Performance-based incentive fee payable	3,558	1,072	(3,489)
Administrative services expense payable	(1,201)	743	(811)
Interest payable	3,451	1,076	(262)
Other liabilities and accrued expenses	1,213	414	(10)
Deferred financing costs/market discount	2,227	2,019	1,234

Net Cash Provided by (Used in) Operating Activities	91,059	(135,101)	(61,370)

Cash Flows from Financing Activities:
Cash distributions paid	(94,539)	(69,308)	(69,308)
Proceeds from unsecured borrowings	134,914	49,936	—
Repayment of unsecured borrowings	(171,000)	—	—
Proceeds from secured borrowings	844,002	812,132	337,000
Repayments of secured borrowings	(696,000)	(723,500)	(253,900)
Repurchase of common stock	(3,038)	—	—

Net Cash Provided by Financing Activities	14,339	69,260	13,792

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	105,398	(65,841)	(47,578)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	322,935	388,776	436,354

CASH AND CASH EQUIVALENTS AT END OF YEAR	$428,333	$322,935	$388,776

Supplemental disclosure of cash flow information:
Cash paid for interest	$42,636	$28,800	$27,418
Issuance of shares in connection with the Mergers(1)	226,839	—	—

(1)
On April 1, 2022, in connection with the Mergers (as defined in Note 1 “Organization”), the Company acquired net assets of $244,691 for the total stock consideration of $226,839. For further details, refer to Note 17 “Merger with SUNS”.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)		Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 124.6%
First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation(16)	Health Care Providers & Services	L+550		1.00%	10.09%		5/7/2018	5/9/2025	$17,103	$16,793	$17,103
All State Ag Parts, LLC(16)	Trading Companies & Distributors	S+575		1.00%	10.19%		4/1/2022	9/1/2026	4,197	4,081	4,197
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	—		5/5/2016	9/9/2021	36,135	25,926	—
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	—		9/17/2021	1/31/2023	6,405	6,254	224
AmeriMark Intermediate Holdings, LLC(14)	Internet & Catalog Retail	L+800		1.00%	14.77%		7/28/2021	10/15/2026	24,087	23,711	22,882
Apex Services Partners, LLC(16)	Diversified Consumer Services	S+525		1.00%	9.80%		8/31/2022	7/31/2025	14,021	13,644	14,021
Atria Wealth Solutions, Inc.(16)	Diversified Financial Services	S+600		1.00%	10.84%		9/14/2018	2/29/2024	8,149	8,107	8,149
Basic Fun, Inc.(16)	Specialty Retail	L+550		1.00%	10.27%		10/30/2020	10/30/2023	2,162	2,152	2,162
BayMark Health Services, Inc.(16)	Health Care Providers & Services	L+500		1.00%	9.73%		4/1/2022	6/11/2027	9,432	9,078	9,432
BDG Media, Inc	Media	L+900		0.25%	13.17%		7/18/2022	4/27/2023	14,454	14,454	14,454
CC SAG Holdings Corp. (Spectrum Automotive)(16)	Diversified Consumer Services	L+575		0.75%	10.48%		6/29/2021	6/29/2028	20,427	20,057	20,427
Composite Technology Acquisition Corp.(16)	Building Products	L+475		1.00%	9.73%		4/1/2022	2/1/2025	10,386	9,983	10,386
Copper River Seafoods, Inc	Food Products	P+275		—	10.25%		8/31/2022	4/23/2025	8,405	8,405	8,405
DeepIntent, Inc	Media	P+175		—	9.25%		10/12/2022	3/25/2025	16,951	16,951	16,951
Enhanced Permanent Capital, LLC(3)	Capital Markets	L+700		1.00%	10.13%		12/29/2020	12/29/2025	35,205	34,496	35,205
ENS Holdings III Corp. & ES Opco USA LLC (Bluefin)(16)..	Trading Companies & Distributors	S+475		1.00%	9.43%		4/1/2022	12/31/2025	4,978	4,804	4,978
Enverus Holdings, Inc. (fka Drilling Info Holdings)(16)	IT Services	L+450		—	8.88%		4/1/2022	7/30/2025	11,598	11,129	11,598
Erie Construction Mid-west, LLC(16)	Building Products	S+475		1.00%	9.79%		4/1/2022	7/30/2027	8,915	8,580	8,915
Foundation Consumer Brands, LLC(16)	Personal Products	L+550		1.00%	10.15%		2/12/2021	2/12/2027	35,273	34,421	35,273
GSM Acquisition Corp.(16)	Leisure Equipment & Products	S+500		1.00%	9.03%		4/1/2022	11/16/2026	11,022	10,562	10,912
Higginbotham Insurance Agency, Inc.(16)	Insurance	L+525		0.75%	9.63%		4/1/2022	11/25/2026	6,223	5,994	6,223
High Street Buyer, Inc.(16)	Insurance	L+600		0.75%	10.73%		4/1/2022	4/16/2028	5,188	4,900	5,188
Human Interest Inc	Internet Software & Services	S+785		1.00%	11.97%		6/30/2022	7/1/2027	20,104	19,783	20,104
iCIMS, Inc.	Software	S+725		0.75%	11.52	% (26)	8/18/2022	8/18/2028	32,084	31,548	31,522
Ivy Fertility Services, LLC	Health Care Providers & Services	L+625		1.00%	10.39%		12/22/2021	2/25/2026	30,092	29,415	30,393
Kaseya, Inc.(16)	Software	S+575		0.75%	10.33%		6/22/2022	6/23/2029	32,426	31,966	32,426
Kid Distro Holdings, LLC (Distro Kid)(16)	Software	L+575		1.00%	10.48%		9/24/2021	10/1/2027	26,452	26,015	26,452
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700		1.00%	10.75%		12/21/2018	12/21/2024	80,000	79,800	80,000
KORE Wireless Group, Inc.(16)	Wireless Telecommunication Services	S+550		—	10.08%		12/21/2018	12/21/2024	23,588	23,123	23,588
Logix Holding Company, LLC(16)	Communications Equipment	L+575		1.00%	10.13%		9/14/2018	12/22/2024	14,009	13,246	13,449
Luxury Asset Capital, LLC(16)	Thrifts & Mortgage Finance	S+675		1.00%	10.99%		7/15/2022	7/15/2027	27,500	26,991	27,500
Maurices, Incorporated(16)	Specialty Retail	S+675		1.00%	8.74%		8/27/2021	6/1/2024	7,808	7,678	7,808
Montefiore Nyack Hospital	Health Care Providers & Services	L+495		—	9.72%		8/9/2022	11/15/2024	3,966	3,966	3,966
NAC Holdings Corporation (Jaguar)(16)	Insurance	S+525		1.00%	9.45%		7/30/2021	9/28/2024	28,603	28,214	28,603
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+500		1.00%	7.31%		4/1/2022	6/2/2024	2,681	2,564	2,547
One Touch Direct, LLC	Commercial Services & Supplies	P+75		—	8.25%		4/3/2020	3/30/2024	4,431	4,431	4,431
Orthopedic Care Partners Management, LLC	Health Care Providers & Services	S+650		1.00%	10.91%		8/17/2022	5/16/2024	3,111	3,092	3,111
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	S+625		1.00%	10.67%		8/19/2022	12/4/2024	1,327	1,309	1,313
Peter C. Foy & Associates Insurance Services, LLC	Insurance	S+600		0.75%	10.44%		4/1/2022	11/1/2028	10,854	10,699	10,854
PhyNet Dermatology LLC	Health Care Providers & Services	S+625	(15)	1.00%	9.81%		9/5/2018	8/16/2024	14,458	14,420	14,458
Pinnacle Treatment Centers, Inc.(16)	Health Care Providers & Services	S+650		1.00%	10.57%		1/22/2020	1/2/2026	27,997	27,528	27,367
Plastics Management, LLC(16)	Health Care Providers & Services	S+500		1.00%	9.89%		4/1/2022	8/18/2027	9,491	9,161	9,491
PPT Management Holdings, LLC(16)	Health Care Providers & Services	L+850	(11)	1.00%	12.83%		9/14/2018	1/30/2023	32,163	31,987	25,827
RQM+ Corp.(16)	Life Sciences Tools & Services	S+575		1.00%	10.97%		8/20/2021	8/12/2026	26,823	26,455	26,823
RSC Acquisition, Inc.(16)	Insurance	S+550		0.75%	9.26%		4/1/2022	11/1/2026	6,985	6,813	6,985
RxSense Holdings LLC(16)	Diversified Consumer Services	L+500		1.00%	9.41%		4/1/2022	3/13/2026	11,775	11,357	11,775
SCP Eye Care, LLC	Health Care Providers & Services	S+575		1.00%	9.46%		10/6/2022	10/5/2029	8,314	8,050	8,044
SHO Holding I Corporation (Shoes for Crews)(16)	Footwear	L+523		1.00%	9.66%		4/1/2022	4/27/2024	5,704	5,361	5,419
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+600		1.00%	10.77%		6/3/2022	1/27/2026	1,399	1,387	1,399
SPAR Marketing Force, Inc	Media	P+95		—	8.45%		7/18/2022	10/10/2024	9,162	9,162	9,162
Stryten Resources LLC	Auto Parts & Equipment	S+800		1.00%	12.44%		8/11/2021	10/12/2026	25,922	25,506	25,922
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	L+575		0.75%	10.48%		6/16/2021	6/16/2028	24,953	24,446	24,953
TAUC Management, LLC(16)	Health Care Providers & Services	L+525		1.00%	9.98%		4/1/2022	2/12/2027	6,899	6,585	6,864
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+550		1.00%	10.14%		4/1/2022	12/31/2026	9,996	9,527	9,996
Ultimate Baked Goods Midco LLC (Rise Baking)(16)	Packaged Foods & Meats	L+650		1.00%	10.88%		8/12/2021	8/13/2027	24,789	24,038	24,789
Vessco Midco Holdings, LLC(16)	Water Utilities	L+450		1.00%	7.87%		4/1/2022	11/2/2026	1,728	1,668	1,728
World Insurance Associates, LLC(16)	Insurance	S+575		1.00%	9.31%		4/1/2022	4/1/2026	31,624	30,785	30,359

Total First Lien Bank Debt/Senior Secured Loans										$912,558	$886,513

Second Lien Asset-Based Senior Secured Loans
ACRES Commercial Mortgage, LLC	Diversified Financial Services	S+705		1.00%	11.38%		12/24/2021	8/21/2028	29,925	$29,398	$29,925

Second Lien Bank Debt/Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975	(11)	1.00%	—		12/23/2013	10/12/2026	13,043	$11,791	$6,521

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued) —
First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.(16)	Pharmaceuticals	L+765	1.78%	11.82%	12/31/2019	7/1/2024	$23,159	$23,894	$24,433
Apeel Technology, Inc	Biotechnology	S+625	1.00%	8.75%	6/29/2022	6/1/2027	3,643	3,620	3,643
Arcutis Biotherapeutics, Inc.(3)	Pharamceuticals	L+745	0.10%	11.62%	12/22/2021	1/1/2027	66,849	67,077	67,685
Ardelyx, Inc.(3)	Pharmaceuticals	L+795	0.10%	12.12%	2/23/2022	3/1/2027	9,475	9,437	9,499
BridgeBio Pharma, Inc.(3)	Biotechnology	—	—	9.00% (22)	11/17/2021	11/17/2026	39,839	39,340	39,839
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	11.42%	6/28/2019	1/1/2024	11,844	12,372	12,555
Cerapedics, Inc.	Biotechnology	S+620	2.75%	10.52%	12/27/2022	1/1/2028	26,939	26,874	26,872
Glooko, Inc.(16)	Health Care Technology	L+790	0.10%	12.07%	9/30/2021	10/1/2026	15,883	15,867	15,922
Meditrina, Inc.	Health Care Equipment & Supplies	S+550	3.45%	9.82%	12/20/2022	12/1/2027	3,367	3,338	3,359
Neuronetics, Inc.(16)	Health Care Equipment & Supplies	L+765	1.66%	11.82%	3/2/2020	2/28/2025	18,012	18,450	19,003
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+1405	0.10%	18.22% (23)	7/30/2018	7/1/2023	19,201	19,380	19,777
Outset Medical, Inc.(3)	Health Care Equipment & Supplies	S+515	2.75%	9.33%	11/3/2022	11/1/2027	35,084	34,880	34,820
Spectrum Pharmaceuticals, Inc.(16)	Biotechnology	S+570	2.30%	9.88%	9/21/2022	9/1/2027	10,525	10,406	10,420
Vapotherm, Inc.	Health Care Equipment & Supplies	S+830	1.00%	12.58% (24)	2/18/2022	2/1/2027	34,455	34,270	34,628

Total First Lien Life Science Senior Secured Loans								$319,205	$322,455

Total Senior Secured Loans								$1,272,952	$1,245,414

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 26.6%
Aero Operating LLC (10)	Commercial Services & Supplies	8.47- 9.64%	2/12/2021	3/1/2025- 12/1/2026	$2,264	$2,262	$2,262
AFG Dallas III, LLC (10)	Diversified Consumer Services	10.00%	8/11/2022	8/11/2026- 8/29/2026	1,036	1,036	1,036
Air Methods Corporation (10)	Airlines	7.08- 7.13%	11/3/2021	11/3/2026- 11/23/2026	3,600	3,660	3,600
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	9/15/2024	1,059	1,059	1,069
Bazzini, LLC (10)	Food & Staples Retailing	10.46%	12/23/2022	1/1/2028	2,365	2,440	2,365
Boart Longyear Company (10)	Metals & Mining	8.31- 10.44%	5/28/2020	7/1/2024- 10/7/2026	4,568	4,568	4,568
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/1/2022	8/1/2026	153	153	153
C-Port/Stone LLC (10)	Oil, Gas & Consumable Fuels	8.54%	10/7/2022	11/1/2027	6,708	6,514	6,507
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023- 6/22/2026	2,241	2,241	2,214
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	1,055	1,055	1,055
CKD Holdings, Inc. (10)	Road & Rail	8.10- 8.60%	9/22/2022	3/22/2026- 9/22/2027	3,690	3,690	3,690
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	9.36- 13.01%	5/27/2021	4/1/2025- 1/1/2028	6,539	6,539	6,539
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	1,828	1,849	1,828
Drillers Choice, Inc. (10)	Commercial Services & Supplies	8.00%	10/31/2022	11/1/2027	1,589	1,589	1,589
EasyPak, LLC (10)	Containers & Packaging	9.01%	1/6/2021	1/1/2024	276	276	276
Energy Drilling Services, LLC (10)	Diversified Consumer Services	6.58- 9.16%	8/26/2022	12/9/2025- 9/1/2027	1,321	1,321	1,295
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	5,270	5,300	5,270
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	8.37%	4/27/2018	4/27/2025	3,837	3,837	3,741
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50- 9.02%	10/28/2021	10/1/2026- 3/1/2027	2,938	2,941	2,938
First National Capital, LLC (10)	Diversified Financial Services	9.00%	11/5/2021	8/1/2026	7,116	7,116	7,116
Freightsol LLC (10)	Road & Rail	12.51- 12.89%	4/9/2019	11/1/2023	779	784	779
Garda CL Technical Services, Inc. (10)	Commercial Services & Supplies	8.30- 8.77%	3/22/2018	6/5/2023- 10/5/2023	469	469	468
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	1/4/2024	425	425	425
GMT Corporation (10)	Machinery	10.71%	10/23/2018	1/1/2026	4,801	4,806	4,801
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/8/2021	11/1/2025	997	997	997
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69- 9.94%	11/15/2018	5/1/2024- 9/1/2025	290	290	283
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	6,072	6,109	5,951
Kool Pak, LLC (10)	Road & Rail	8.58%	2/5/2018	3/1/2024	194	194	194
Loc Performance Products, LLC (10)	Machinery	10.50%	12/29/2022	6/1/2027	767	767	767
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73- 11.52%	5/16/2019	5/16/2024- 9/25/2024	7,500	7,500	7,361
Lux Credit Consultants, LLC (10)	Road & Rail	8.28- 12.09%	6/17/2021	12/1/2024- 12/1/2026	16,411	16,411	16,411
Lux Vending, LLC (10)	Consumer Finance	12.46- 13.26%	8/20/2021	8/20/2024- 10/1/2024	1,638	1,663	1,638
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	2/28/2025	369	368	369
Ozzies, Inc. (10)	Commercial Services & Supplies	10.72%	12/23/2022	1/1/2027	2,005	2,072	2,005
PCX Aerostructures LLC (10)	Aerospace & Defense	9.32%	11/23/2022	12/1/2028	2,658	2,658	2,658
Rane Light Metal Castings Inc. (10)	Machinery	10.00%	6/1/2020	6/1/2024	159	159	159
Rango, Inc. (10)	Commercial Services & Supplies	9.33- 9.79%	9/24/2019	4/1/2023- 11/1/2024	1,940	1,960	1,904
Royal Coach Lines, Inc.(10)	Road & Rail	9.56%	11/21/2019	8/1/2025	849	849	775
Royal Express Inc. (10)	Road & Rail	9.53%	1/17/2019	2/1/2024	428	431	428
Rotten Rock Hardscaping & Tree Service (10)	Diversified Consumer Services	8.21%	12/6/2022	12/6/2027	245	245	245
Signet Marine Corporation (10)	Transportation Infrastructure	8.50%	10/31/2022	7/1/2029	14,102	14,152	14,102
SLR Equipment Finance(2)	Multi-Sector Holdings	8.50%	1/24/2022	1/24/2023	5,000	5,000	5,000
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82- 8.28%	6/30/2022	9/15/2026- 12/29/2029	4,139	4,139	4,139
ST Coaches, LLC (10)	Road & Rail	8.47- 8.58%	7/31/2017	7/1/2023- 1/25/2025	1,521	1,521	1,459
Star Coaches Inc. (10)	Road & Rail	8.42%	3/9/2018	4/1/2025	2,887	2,887	2,591
Superior Transportation, Inc. (10)	Road & Rail	10.22- 10.63%	7/31/2017	1/1/2026	3,369	3,369	3,369
The Smedley Company & Smedley Services, Inc. (10)..	Commercial Services & Supplies	4.07%	7/31/2017	1/15/2028	1,706	1,706	1,706
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94- 8.75%	10/8/2021	11/1/202 4- 12/1/2026	577	577	577
U.S. Crane & Rigging, LLC (10)	Commercial Services & Supplies	10.92%	12/23/2022	3/1/2027	2,005	2,005	2,005
Up Trucking Services, LLC (10)	Road & Rail	11.21%	3/23/2018	8/1/2024	469	473	469
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43- 10.00%	7/31/2019	8/1/2024- 10/5/2025	604	605	604
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	386	386	371
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32- 9.36%	9/23/2022	9/23/2027- 10/28/2027	304	308	304
Zamborelli Enterprises Pacific Souther Foundation (10)	Diversified Consumer Services	8.91%	12/7/2022	1/1/2027	707	714	707
					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings		7/31/2017		200	145,000	120,820

Total Equipment Financing						$291,445	$265,952

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Preferred Equity – 0.4%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00	% (11)	6/8/2012	6/30/2023	49,273	$4,927	$3,801

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—57.1%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	6,347	$106	$—
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	82
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	103
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	260,000	129	366
KBH Topco LLC (Kingsbridge) (2)(5)(18)	Multi-Sector Holdings	11/3/2020	73,500,000	136,596	148,444
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2022	29,366	23	23
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	—
RD Holdco, Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	469,353	235	483
SLR Business Credit (2)(3)(19)	Diversified Financial Services	4/1/2022	100	81,583	89,370
SLR Credit Solutions (2)(3)(20)	Diversified Financial Services	12/28/2012	280,303	280,737	288,760
SLR Healthcare ABL (2)(3)(21)	Diversified Financial Services	4/1/2022	32,839	34,335	34,350
SLR Senior Lending Program LLC (2)(3)(25)	Asset Management	12/1/2022	—	9,500	9,426
Spectrum Pharmaceuticals, Inc. Warrants *	Biotechnology	9/21/2022	159,470	51	15
Vapotherm, Inc. Warrants*	Health Care Equipment & Supplies	2/18/2022	36,996	210	87
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	33,430	152	—

Total Common Equity/Equity Interests/Warrants				$565,263	$571,509

Total Investments (6) — 208.7%				$2,134,587	$2,086,676

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 41.8%
U.S. Treasury Bill	Government	12/30/2022	2/23/2023	$420,000	$417,590	$417,590

Total Investments & Cash Equivalents — 250.5%					$2,552,177	$2,504,266
Liabilities in Excess of Other Assets — (150.5%)						(1,504,535)

Net Assets — 100.0%						$999,731

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of December 31, 2022.

(2)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (“1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2022 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2021	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend Income	Fair Value at December 31, 2022
Equipment Operating Leases, LLC	$18,939	$—	$15,833	$—	$635	$749	$3,741
Kingsbridge Holdings, LLC	80,000	—	—	—	(87)	7,402	80,000
KBH Topco, LLC (Kingsbridge)	145,996	—	—	—	2,448	15,225	148,444
Loyer Capital LLC	10,725	—	3,500	—	136	1,003	7,361
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	5,216	—	—	—	(5,216)	—	—
RD Holdco, Inc. (Rug Doctor, warrants)	—	—	—	—	—	—	—
RD Holdco, Inc. (debt)	11,829	685	—	—	(5,280)	(18)	6,521
SLR Business Credit	—	81,583	—	—	7,787	5,150	89,370
SLR Credit Solutions	298,766	—	—	—	(10,006)	20,500	288,760
SLR Equipment Finance (equity)	129,102	—	—	—	(8,282)	—	120,820
SLR Equipment Finance (debt)	—	5,000	—	—	—	379	5,000
SLR Healthcare ABL	—	34,335	—	—	15	2,595	34,350
SLR Senior Lending Program LLC	—	9,500	—	—	(74)	—	9,426
SOAGG LLC	1,121	—	447	—	(674)	647	—
SOINT, LLC	4,509	266	942	—	(32)	266	3,801

	$706,203	$131,369	$20,722	$—	$(18,630)	$53,898	$797,594

See notes to consolidated financial statements.

9
4

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2022
(in thousands)

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on
investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2022, on a fair value basis, non-qualifying
assets in the portfolio represented 24.2% of the total assets of the Company.

(4)	The Company’s investment in SOINT, LLC includes a one dollar investment in common shares.
(5)	Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $17,187; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $161,053 and $143,866, respectively, based on a tax cost of $2,069,489. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

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
co-Borrowers.
Amerimark may elect to defer up to 8.00% of the coupon as PIK.

(15)	Spread is 5.75% Cash / 0.50% PIK.
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

(17)	See note 12 to the consolidated financial statements.
(18)	See note 14 to the consolidated financial statements.
(19)	See note 16 to the consolidated financial statements.
(20)	See note 10 to the consolidated financial statements.
(21)	See note 15 to the consolidated financial statements.
(22)	BridgeBio Pharma, Inc. may elect to defer up to 3.00% of the coupon as PIK.
(23)	OmniGuide Holdings, Inc. may elect to defer up to 10.00% of the coupon as PIK.
(24)	Vapotherm, Inc. may elect to defer up to 8.00% of the coupon as PIK.
(25)	See note 19 to the consolidated financial statements.
(26)	iCIMS, Inc. may elect to defer up to 3.875% of the coupon as PIK.
*	Non-income producing security.
**	Investment is on non-accrual status.

See notes to consolidated financial statements.

9
5

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2022
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2022
Diversified Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	22.1%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	17.5%
Health Care Providers & Services	7.7%
Health Care Equipment & Supplies	6.6%
Pharmaceuticals	5.5%
Software	4.3%
Insurance	4.2%
Biotechnology	3.9%
Diversified Consumer Services	2.7%
Media	1.9%
Road & Rail	1.7%
Personal Products	1.7%
Capital Markets	1.7%
Thrifts & Mortgage Finance	1.3%
Life Sciences Tools & Services	1.3%
Auto Parts & Equipment	1.2%
Packaged Foods & Meats	1.2%
Wireless Telecommunication Services	1.1%
Commercial Services & Supplies	1.1%
Internet & Catalog Retail	1.1%
Internet Software & Services	1.0%
Building Products	0.9%
Trading Companies & Distributors	0.9%
Health Care Technology	0.8%
Transportation Infrastructure	0.7%
Communications Equipment	0.7%
IT Services	0.6%
Leisure Equipment & Products	0.5%
Specialty Retail	0.5%
Asset Management	0.5%
Food Products	0.4%
Auto Components	0.4%
Airlines	0.3%
Hotels, Restaurants & Leisure	0.3%
Oil, Gas & Consumable Fuels	0.3%
Aerospace & Defense	0.3%
Machinery	0.3%
Footwear	0.3%
Metals & Mining	0.2%
Food & Staples Retailing	0.1%
Water Utilities	0.1%
Consumer Finance	0.1%
Construction & Engineering	0.0%
Energy Equipment & Services	0.0%
Containers & Packaging	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

9
6

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021
(in thousands, except share/unit amounts
)

Description	Industry	Spread Above Index (7)		LIBOR Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 111.5%
First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+550		1.00%	6.50%	5/7/2018	5/9/2025	$12,402	$12,283	$12,402
Alteon Health, LLC	Health Care Providers & Services	L+650		1.00%	7.50%	9/14/2018	9/1/2023	14,117	14,079	14,117
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	7.50%	5/5/2016	9/9/2021	24,822	24,453	3,345
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	7.50%	9/17/2021	3/31/2022	4,576	4,508	4,576
AmeriMark Intermediate Holdings, LLC(14)	Internet & Catalog Retail	L+600		1.00%	7.00%	7/28/2021	10/15/2026	25,226	24,739	24,721
Atria Wealth Solutions, Inc	Diversified Financial Services	L+600		1.00%	7.00%	9/14/2018	11/30/2022	6,345	6,329	6,345
Basic Fun, Inc	Specialty Retail	L+550		1.00%	6.50%	10/30/2020	10/30/2023	2,902	2,871	2,902
CC SAG Holdings Corp. (Spectrum Automotive)	Diversified Consumer Services	L+575		0.75%	6.50%	6/29/2021	6/29/2028	12,168	11,995	12,168
Community Brands ParentCo, LLC (f/k/a Ministry Brands)	Software	L+400		1.00%	5.00%	7/30/2021	12/2/2022	34,901	34,538	34,901
Enhanced Permanent Capital, LLC(3)	Capital Markets	L+700		1.00%	8.00%	12/29/2020	12/29/2025	26,061	25,418	26,061
Foundation Consumer Brands, LLC	Personal Products	L+638		1.00%	7.38%	2/12/2021	2/12/2027	33,367	32,633	33,367
iCIMS, Inc.	Software	L+650		1.00%	7.50%	9/7/2018	9/12/2024	19,341	19,120	19,341
Inszone Mid, LLC	Insurance	L+575		1.00%	6.75%	9/28/2021	6/30/2026	11,141	11,035	11,086
Ivy Fertility Services, LLC	Health Care Providers & Services	L+625		1.00%	7.25%	12/22/2021	2/25/2026	21,677	21,299	21,298
Kid Distro Holdings, LLC (Distro Kid)	Software	L+600		1.00%	7.00%	9/24/2021	10/1/2027	29,743	29,168	29,148
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700		1.00%	8.00%	12/21/2018	12/21/2024	80,000	79,713	80,000
KORE Wireless Group, Inc.(3)	Wireless Telecommunication Services	L+550		—	5.72%	12/21/2018	12/21/2024	36,470	36,062	36,470
Logix Holding Company, LLC	Communications Equipment	L+575		1.00%	6.75%	9/14/2018	12/22/2024	7,400	7,359	7,178
Maurices, Incorporated	Specialty Retail	L+675		1.00%	7.75%	8/27/2021	6/1/2024	5,135	5,044	5,135
MMIT Holdings, LLC	IT Services	L+625		1.00%	7.25%	9/21/2021	9/15/2027	31,026	30,541	31,026
NAC Holdings Corporation (Jaguar)	Insurance	L+525		1.00%	6.25%	7/30/2021	9/28/2024	15,924	15,730	15,844
One Touch Direct, LLC	Commercial Services & Supplies	P+75		—	4.00%	4/3/2020	9/30/2022	274	274	274
PhyNet Dermatology LLC	Health Care Providers & Services	L+600	(17)	1.00%	7.00%	9/5/2018	8/16/2024	14,589	14,529	14,589
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	L+575		1.00%	6.75%	1/22/2020	12/31/2022	11,996	11,953	11,996
PPT Management Holdings, LLC	Health Care Providers & Services	L+800	(15)	1.00%	9.00%	9/14/2018	12/16/2022	21,120	21,086	18,374
RQM+ Corp	Life Sciences Tools & Services	L+575		1.00%	6.75%	8/20/2021	8/12/2026	16,504	16,349	16,462
Stryten Energy LLC	Auto Parts & Equipment	L+800		1.00%	9.00%	8/11/2021	10/12/2026	26,184	25,676	25,923
SunMed Group Holdings, LLC	Health Care Equipment & Supplies	L+575		0.75%	6.50%	6/16/2021	6/16/2028	18,536	18,232	18,351
Ultimate Baked Goods Midco LLC (Rise Baking)	Packaged Foods & Meats	L+625		1.00%	7.25%	8/12/2021	8/13/2027	19,381	18,920	18,896
USR Parent, Inc. (Staples)	Specialty Retail	L+884		1.00%	9.84%	6/3/2020	9/12/2022	3,275	3,275	3,275

Total First Lien Bank Debt/Senior Secured Loans									$579,211	$559,571

Second Lien Asset-Based Senior Secured Loans
ACRES Commercial Mortgage, LLC	Diversified Financial Services	S+705		1.00%	8.05%	12/24/2021	8/21/2028	29,925	$29,328	$29,326
Varilease Finance, Inc.	Multi-Sector Holdings	L+750		1.00%	8.50%	8/22/2014	11/15/2025	29,563	29,467	29,563

Total Second Lien Asset-Based Senior Secured Loans									$58,795	$58,889

Second Lien Bank Debt/Senior Secured Loans
PhyMed Management LLC	Health Care Providers & Services	L+1500	(16)	1.00%	16.00%	12/18/2015	9/30/2022	37,819	$37,757	$36,874
Rug Doctor LLC (2)	Diversified Consumer Services	L+975	(11)	1.50%	11.25%	12/23/2013	5/16/2023	11,828	11,819	11,829

Total Second Lien Bank Debt/Senior Secured Loans									$49,576	$48,703

First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	$20,074	$20,512	$20,475
Arcutis Biotherapeutics, Inc.(3)	Pharamceuticals	L+745		0.10%	7.55%	12/22/2021	1/1/2027	21,735	21,645	21,637
Ardelyx, Inc.	Pharmaceuticals	L+745		0.25%	7.70%	5/10/2018	11/1/2022	14,972	16,198	16,170
Axcella Health Inc	Pharmaceuticals	L+860		0.10%	8.70%	9/2/2021	9/1/2026	9,278	9,318	9,302
BridgeBio Pharma, Inc.(3)	Biotechnology	—		—	9.00%	11/17/2021	11/17/2026	34,574	34,082	34,055
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725		2.45%	9.70%	6/28/2019	1/1/2024	16,400	16,693	16,728
Cerapedics, Inc.	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2025	26,861	27,518	27,465
Delphinus Medical Technologies, Inc.	Health Care Equipment & Supplies	L+850		1.00%	9.50%	8/18/2017	6/1/2022	1,089	1,414	1,405
Glooko, Inc.	Health Care Technology	L+790		0.10%	8.00%	9/30/2021	10/1/2026	8,364	8,339	8,322
Neuronetics, Inc.	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	15,613	15,874	15,878
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+1405		0.10%	14.15%	7/30/2018	7/1/2023	18,879	17,845	18,958
Rezolute, Inc	Biotechnology	L+875		0.12%	8.87%	4/14/2021	4/1/2026	5,675	5,663	5,661
Rubius Therapeutics, Inc. (3)	Pharmaceuticals	L+550		2.10%	7.60%	12/21/2018	6/1/2026	40,291	41,103	41,097
scPharmaceuticals, Inc.	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	4,098	4,165	4,160
SOC Telemed, Inc.	Health Care Providers & Services	L+747		0.13%	7.60%	3/26/2021	4/1/2026	31,137	31,211	31,214

Total First Lien Life Science Senior Secured Loans									$271,580	$272,527

Total Senior Secured Loans									$959,162	$939,690

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2021
(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 32.5%
Aero Operating LLC (10)	Commercial Services & Supplies	8.47- 9.64%	2/12/2021	3/1/2025- 12/1/2026	$3,103	$3,100	$3,100
Air Methods Corporation (10)	Airlines	7.08- 7.13%	11/3/2021	11/3/2026- 11/23/2026	4,063	4,145	4,063
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	3/28/2022	3,149	3,148	3,180
Blackhawk Mining, LLC (10)	Oil, Gas & Consumable Fuels	10.97- 11.16%	2/16/2018	3/1/2022- 11/1/2022	1,642	1,615	1,636
Boart Longyear Company (10)	Metals & Mining	9.06- 10.44%	5/28/2020	7/1/2024- 1/1/2026	5,374	5,374	5,374
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023- 6/22/26	3,102	3,102	3,053
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	1,685	1,685	1,685
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	8.87- 9.41%	5/27/2021	6/1/2025- 1/1/2027	4,326	4,326	4,326
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	2,347	2,382	2,347
EasyPak, LLC (10)	Containers & Packaging	9.01%	1/6/2021	1/1/2024	616	616	616
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	5,921	5,959	5,921
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	7.53- 8.37%	4/27/2018	8/1/2022- 4/27/2025	19,671	19,671	18,939
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50%	10/28/2021	11/1/2026	2,487	2,492	2,487
First National Capital, LLC (10)	Diversified Financial Services	9.00%	11/5/2021	8/1/2026	8,681	8,681	8,681
Freightsol LLC (10)	Road & Rail	12.51- 12.89%	4/9/2019	11/1/2023	1,364	1,381	1,364
Garda CL Technical Services, Inc. (10)	Commercial Services & Supplies	8.30- 8.77%	3/22/2018	6/5/2023- 10/5/2023	1,245	1,245	1,242
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	1/4/2024	795	795	795
GMT Corporation (10)	Machinery	10.71%	10/23/2018	10/1/2025	5,476	5,484	5,476
Haljoe Coaches USA, LLC (10)	Road & Rail	8.53%	7/31/2017	7/1/2024	1,061	1,061	915
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/8/2021	11/1/2025	1,252	1,252	1,252
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69- 9.94%	11/15/2018	5/1/2024- 9/1/2025	414	414	404
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	8,184	8,250	8,184
Kool Pak, LLC (10)	Road & Rail	8.58%	2/5/2018	3/1/2024	345	345	345
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73- 11.52%	5/16/2019	5/16/24- 9/25/24	11,000	11,000	10,725
Lux Credit Consultants, LLC (10)	Road & Rail	8.28- 9.65%	6/17/2021	12/1/2024- 12/1/2025	9,343	9,343	9,343
Lux Vending, LLC (10)	Consumer Finance	12.46- 13.26%	8/20/2021	8/20/2024- 10/1/2024	2,526	2,583	2,526
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	2/28/2025	479	476	479
Rane Light Metal Castings Inc. (10)	Machinery	10.00%	6/1/2020	7/1/2024	253	253	253
Rango, Inc. (10)	Commercial Services & Supplies	9.33- 9.79%	9/24/2019	4/1/2023- 11/1/2024	3,615	3,656	3,547
Rossco Crane & Rigging, Inc. (10)	Commercial Services & Supplies	11.53%	8/25/2017	9/1/2022	126	126	126
Royal Coach Lines, Inc.(10)	Road & Rail	9.56%	11/21/2019	8/1/2025	1,041	1,041	950
Royal Express Inc. (10)	Road & Rail	9.53%	1/17/2019	2/1/2024	683	690	683
Sidelines Tree Service LLC (10)	Diversified Consumer Services	10.25%	7/31/2017	10/1/2022	46	46	45
South Texas Oilfield Solutions, LLC (10)	Energy Equipment & Services	12.52- 13.76%	3/29/2018	9/1/2022- 7/1/2023	1,363	1,363	1,338
ST Coaches, LLC (10)	Road & Rail	8.22- 8.58%	7/31/2017	10/1/2022- 1/25/2025	1,951	1,951	1,839
Stafford Logistics, Inc. (10)	Commercial Services & Supplies	12.62%	9/11/2019	2/15/2026	7,094	7,094	7,094
Star Coaches Inc. (10)	Road & Rail	8.42%	3/9/2018	4/1/2025	3,401	3,401	2,916
Sturgeon Services International Inc. (10)	Energy Equipment & Services	18.38%	7/31/2017	2/28/2022	132	132	125
Superior Transportation, Inc. (10)	Road & Rail	10.22- 10.62%	7/31/2017	1/1/2026	4,578	4,578	4,578
Tailwinds, LLC (10)	Air Freight & Logistics	8.50- 9.00%	7/26/2019	8/1/2024- 10/16/2025	2,267	2,267	2,267
The Smedley Company & Smedley Services, Inc. (10)..	Commercial Services & Supplies	10.21- 15.36%	7/31/2017	10/29/2023- 2/10/2024	3,798	3,800	3,536
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94- 8.75%	10/8/2021	11/1/2024- 12/1/2026	777	777	777
Trolleys, Inc. (10)	Road & Rail	9.99%	7/18/2018	8/1/2022	1,573	1,573	1,540
Up Trucking Services, LLC (10)	Road & Rail	11.21%	3/23/2018	8/1/2024	696	705	696
Warrior Crane Services, LLC (10)	Commercial Services & Supplies	8.95%	7/11/2019	8/1/2024- 8/1/2026	2,567	2,567	2,518
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43- 10.00%	7/31/2019	8/1/2024- 10/5/25	870	873	870
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	547	547	537
					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)*	Multi-Sector Holdings		7/31/2017		200	145,000	129,102

Total Equipment Financing						$292,365	$273,795

Preferred Equity – 0.7%
SOAGG LLC (2)(3)(4)	Aerospace & Defense	8.00%	12/14/2010	6/30/2023	446	$446	$1,121
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00% (11)	6/8/2012	6/30/2023	56,030	5,603	4,509

Total Preferred Equity						$ 6,049	$ 5,630

See notes to consolidated financial statements.

9
8

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2021
(in thousands, except share/unit amounts
)

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

10
0

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

10
1

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
On April 1, 2022, we acquired SLR Senior Investment Corp., a Maryland corporation (“SUNS”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 1, 2021, by and among us, SUNS, Solstice Merger Sub, Inc., a Maryland corporation and our wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, SLR Capital Partners, LLC (the “Investment Adviser”). Pursuant to the Merger Agreement, Merger Sub merged with and into SUNS, with SUNS continuing as the surviving company and as SUNS’s wholly-owned subsidiary (the “Merger,”) and, immediately thereafter, SUNS merged with and into us, with us continuing as the surviving company (together with the Merger, the “Mergers”). . In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of SUNS’s common stock was converted into the right to receive 0.7796 shares of our common stock (with SUNS’s stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the Mergers, we issued an aggregate of 12,511,825 shares of our common stock to former SUNS stockholders. See Note 17 for additional information.
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

10
2

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
(in thousands, except share amounts)

In the opinion of management, all adjustments, which are of a normal recurring nature and considered necessary for the fair presentation of financial statements, have been included.
The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)
Under procedures established by the board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available and deemed to represent fair value under U.S. GAAP, at such market quotations (unless they are deemed not to represent fair value). A market quotation is readily available for a security only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. If the Company anticipates using a market quotation for a security, it will also monitor for circumstances that may necessitate the use of fair value, such as significant events that may cause concern over the reliability of a market quotation. We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market
pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we may utilize independent third-party valuation firms to assist us in determining the fair value of material assets. Accordingly, such investments go through our multi-step valuation process as described below. In each such case, independent valuation firms, that may from time to time be engaged by the Board, consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of the Investment Adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of the Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Board. Such determination of fair values involves subjective judgments and estimates.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value under U.S. GAAP, the Board has approved a multi-step valuation process each quarter, as described below:

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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December

31, 2022
(in thousands, except share amounts)

The valuation principles set forth above may be modified from time to time, in whole or in part, as determined by the Board in its sole discretion. The Board will also (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services, as applicable; (5) oversee the reporting required by Rule
2a-5
under the 1940 Act; and (6) maintain recordkeeping requirements under Rule
2a-5.
Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC
820-10,
certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2022, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
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

(d)
The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums received on loans repaid as interest income when we receive such amounts. Capital structuring fees, amendment fees, consent fees, and any other non-recurring
fee income as well as a management fee and other fee income for services rendered, if any, are recorded as other income when earned.

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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
(in thousands, except share amounts)

(f)
Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2022, $28,991 was reclassified on our balance sheet between accumulated distributable net loss and paid-in
capital in excess of par. Total earnings and net asset value are not affected.

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

10
5

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December

31, 2022
(in thousands, except share amounts)

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
Note 3. Agreements
The Company has an investment advisory and management agreement (the “Advisory Agreement”) with the Investment Adviser, under which the Investment Adviser manages the day-to-day
operations of, and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 1.50% on gross assets up to 200% of the Company’s total net assets as of the immediately preceding quarter end and 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter end. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings.
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
The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment
basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the fiscal years ended December 31, 2022, 2021 and 2020.
For the fiscal years ended December 31, 2022, 2021 and 2020, the Company recognized $29,982, $28,277 and $24,951, respectively, in base management fees and $15,097, $10,309 and $2,272, respectively, in performance-based incentive fees. For the fiscal years ended December 31, 2022, 2021 and 2020, $1,527, $0 and $0, respectively, of such performance-based incentive fees were waived. The Investment Adviser has agreed to waive incentive fees resulting from income earned due to the accretion of purchase discount allocated to investments acquired as a result of the Mergers. Fees waived pursuant to the above are not subject to recoupment by the Investment Adviser.

10
6

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December

31, 2022
(in thousands, except share amounts)

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
For the fiscal years ended December 31, 2022, 2021 and 2020, the Company recognized expenses under the Administration Agreement of $5,401, $5,575 and $5,215, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2022, 2021 and 2020.
Note 4. Net Asset Value Per Share
At December 31, 2022, the Company’s total net assets and net asset value per share were $999,731 and $18.33, respectively. This compares to total net assets and net asset value per share at December 31, 2021 of $842,281 and $19.93, respectively.
Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC
260-10,
for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Earnings per share (basic & diluted)
Numerator - net increase in net assets resulting from operations:	$18,342	$59,566	$15,451
Denominator - weighted average shares:	51,680,522	42,260,826	42,260,826
Earnings per share:	$0.35	$1.41	$0.37
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

10
7

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
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
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2022 and December 31, 2021:
Fair Value Measurements
As of December 31, 2022

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,245,414	$—	$1,245,414
Equipment Financing	—	—	265,952	—	265,952
Preferred Equity	—	—	3,801	—	3,801
Common Equity/Equity Interests/Warrants	483	—	561,600	9,426	571,509

Total Investments	$483	$—	$2,076,767	$9,426	$2,086,676

*
In accordance with ASC
820-10,
certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities. The portfolio investment in this category is SSLP. See Note 19 for more information on this investment, including its investment strategy and the Company’s unfunded equity commitment to SSLP. This investment is not redeemable by the Company absent an election by the members of the entity to liquidate all investments and distribute the proceeds to the members.

Fair Value Measurements
As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Senior Secured Loans	$—	$—	$939,690	$939,690
Equipment Financing	—	—	273,795	273,795
Preferred Equity	—	—	5,630	5,630
Common Equity/Equity Interests/Warrants	1,086	—	450,381	451,467

Total Investments	$1,086	$—	$1,669,496	$1,670,582

Liabilities:
2022 Unsecured Notes	$—	$—	$150,000	$150,000

10
8

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2022, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2022:
Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2021	$939,690	$273,795	$5,630	$450,381	$1,669,496
Total gains or losses included in earnings:
Net realized gain (loss)	(36,244)	—	—	6	(36,238)
Net change in unrealized loss	(8,065)	(6,924)	(706)	(5,048)	(20,743)
Purchase of investment securities(1)	796,389	84,168	266	116,272	997,095
Proceeds from dispositions of investment securities	(446,356)	(85,087)	(1,389)	(11)	(532,843)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, December 31, 2022	$1,245,414	$265,952	$3,801	$561,600	$2,076,767

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$(8,920)	$(6,924)	$(706)	$(5,048)	$(21,598)

(1)	Includes positions acquired from SUNS as a result of the Mergers.
The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2022:

2022 Unsecured Notes	For the year ended December 31, 2022
Beginning fair value	$150,000
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	(150,000)
Transfers in/out of Level 3	—

Ending fair value	$—

The Company made an election to apply the fair value option of accounting to the 2022 Unsecured Notes, in accordance with ASC
825-10.
On May 8, 2022, the borrowings were repaid in full. While the Company has not made an election to apply the fair value option of accounting to any of its other debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2022, the fair value of the Credit Facility, SPV Credit Facility, 2023 Unsecured Notes, 2024 Unsecured Notes, 2025 Unsecured Notes, 2026 Unsecured Notes, 2027 Unsecured Notes and 2027 Series F Unsecured Notes would be $393,000, $155,200, $75,000, $118,750, $79,688, $68,250, $42,875 and $118,125, respectively.

1
09

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
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
On December 31, 2021, there were borrowings of $150,000 on the 2022 Unsecured Notes.

11
0

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
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
Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2022		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$ $	1,212,842 32,572	Income Approach Market Multiple (1)	Market Yield Comparable Multiple	9.4% – 18.2% (12.0%) 0.1x-21.4x (12.4x)
Equipment Financing	Asset	$ $	145,132 120,820	Income Approach Market Multiple (2)	Market Yield Comparable Multiple	8.5% –9.7% (9.7%) 1.1x-1.4x (1.2x)
Preferred Equity	Asset		$3,801	Income Approach	Market Yield	5.0% – 5.0% (5.0%)
Common Equity/Equity Interests/Warrants	Asset	$ $	149,120 412,480	Market Multiple (3) Market Approach	Comparable Multiple Return on Equity	7.8x – 9.8x (8.8x) 6.6% – 35.2% (9.2%)

(1)	Investments are valued using a sum-of-the parts analysis, using expected revenue multiples for certain segments of the businesses and expected EBITDA multiples for certain segments of the businesses.
(2)	Includes $120,820 of investments valued using an implied multiple.
(3)	Includes $676 of investments valued using a Black-Scholes model and $148,444 of investments valued using an EBITDA multiple.
Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2021 is summarized in the table below
:

	Asset or Liability	Fair Value at December 31, 2021		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)

Senior Secured Loans	Asset	$ $	931,769 7,921	Income Approach Market Multiple (1)	Market Yield Comparable Multiple	4.0% – 19.6% (8.7%) 2.0x-3.0x(2.5x)/2.0x- 3.0x(2.5x)
Equipment Financing	Asset	$ $	144,693 129,102	Income Approach Market Approach	Market Yield Return on Equity	7.1% – 20.3% (9.8%) 4.6%-4.6% (4.6%)
Preferred Equity	Asset		$5,630	Income Approach	Market Yield	3.5% – 8.0% (4.4%)
Common Equity/Equity Interests/Warrants	Asset	$ $	151,615 298,766	Market Multiple (2) Market Approach	Comparable Multiple Return on Equity	5.8x – 10.5x (9.5x) 6.1% – 18.5% (8.6%)
2022 Unsecured Notes	Liability		$150,000	Income Approach	Market Yield	2.2% – 4.6% (4.5%)

(1)
Investments are valued using a
sum-of-the
parts analysis, using expected EBITDA multiples
(2x-3x)
for certain segments of the business and expected revenue multiples
(2x-3x)
for certain segments of the business.

(2)	Includes $403 of investments valued using a Black-Scholes model and $151,212 of investments valued using an EBITDA multiple.

11
1

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
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
Note 7. Debt
Our debt obligations consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022			December 31, 2021
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$393,000	$388,254	(1)	$322,500	$318,015	(1)
SPV Credit Facility	155,200	154,302	(2)	—	—
2022 Unsecured Notes	—	—		150,000	150,000
2022 Tranche C Notes	—	—		21,000	20,964	(3)
2023 Unsecured Notes	75,000	74,979	(4)	75,000	74,592	(4)
2024 Unsecured Notes	125,000	124,421	(5)	125,000	124,143	(5)
2025 Unsecured Notes	85,000	84,613	(6)	—	—
2026 Unsecured Notes	75,000	74,498	(7)	75,000	74,384	(7)
2027 Unsecured Notes	50,000	49,953	(8)	50,000	49,940	(8)
2027 Series F Unsecured Notes	135,000	134,978	(9)	—	—

	$1,093,200	$1,085,998		$818,500	$812,038

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $ 4,746 and $ 4,485 as of December 31, 2022 and December 31, 2021, respectively.
(2)	Carrying Value equals the Face Amount net of unamortized market discount of $898 as of December 31, 2022.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $36 as of December 31, 2021.
(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $21 and $408 as of December 31, 2022 and December 31, 2021, respectively.
(5)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $579 and $857 as of December 31, 2022 and December 31, 2021, respectively.
(6)	Carrying Value equals the Face Amount net of unamortized market discount of $387 as of December 31, 2022.
(7)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $502 and $616 as of December 31, 2022 and December 31, 2021, respectively.
(8)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $47 and $60 as of December 31, 2022 and December 31, 2021, respectively.
(9)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $22 as of December 31, 2022.
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

11
2

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
(in thousands, except share amounts)

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
On December 28, 2017, the Company closed a private offering of $21,000 of the 2022 Tranche C Notes with a fixed interest rate of 4.50% and a maturity date of December 28, 2022. Interest on the 2022 Tranche C Notes is due semi-annually on June 28 and December 28. The 2022 Tranche C Notes were issued in a private placement only to qualified institutional buyers. The 2022 Tranche C Notes were repaid in full at maturity.
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
Revolving and Term Loan Facilities
On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to the Company’s assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, the commitment under the SPV Credit Facility is $225,000; however, the commitment can also be expanded up to $600,000. The stated interest rate on the SPV Credit Facility is LIBOR plus
2.00%-2.50%
with no LIBOR floor requirement and the current final maturity date is June 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, the Company as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At December 31, 2022, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $155,200.

11
3

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
(in thousands, except share amounts)

On December 28, 2021, the Company closed on Amendment No. 1 to its August 28, 2019 senior secured credit agreement (the “Credit Facility”). Following the amendment and a November 2022 upsizing, the Credit Facility is composed of $625,000 of revolving credit and $100,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of
1.75%-2.00%
or the alternate base rate plus
0.75%-1.00%.
The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At December 31, 2022, outstanding USD equivalent borrowings under the Credit Facility totaled $393,000, composed of $293,000 of revolving credit and $100,000 of term loans.
Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.
The average annualized interest cost for all borrowings for the year ended December 31, 2022 and the year ended December 31, 2021 was 4.09% and 3.64%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the SPV Credit Facility, the 2022 Unsecured Notes, the 2022 Tranche C Notes, the 2023 Unsecured Notes, the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the year ended December 31, 2022 and the year ended December 31, 2021 were $1,164,200 and $902,550, respectively.
Note 8(a). Income Tax Information and Distributions to Stockholders
The tax character of distributions for the fiscal years ended December 31, 2022, 2021 and 2020 were as follows (1):

	2022		2021		2020
Ordinary income	$50,113	59.2%	$41,221	59.5%	$48,795	70.4%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	27,099	32.0%	28,087	40.5%	20,513	29.6%
Distribution recognized in subsequent year	7,481	8.8%	—	0.0%	—	0.0%

Total distributions	$84,693	100.0%	$69,308	100.0%	$69,308	100.0%

As of December 31, 2022, 2021 and 2020 the total accumulated earnings (loss) on a tax basis were as follows (1):

	2022		2021	2020
Undistributed ordinary income	$—		$—	$—
Undistributed long-term net capital gains	—		—	—

Total undistributed net earnings	—		—	—
Post-October capital losses	—		—	—
Capital loss carryforward	(127,348	) (2)	(68,857)	(69,384)
Other book/tax temporary differences	(53,223)		2,332	2,168
Net unrealized appreciation	17,187		19,495	4,446

Total tax accumulated loss	$(163,384)		$(47,030)	$(62,770)

(1)	Tax information for the fiscal years ended December 31, 2022, 2021 and 2020 are/were estimates and are not final until the Company files its tax returns, typically in September or October each year.
(2)	Includes capital loss carryforward acquired from the Mergers which is subject to limitations under IRC Sections 381-384.

11
4

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
(in thousands, except share amounts)

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not
have any uncertain tax positions that met the recognition or measurement criteria of ASC
740-10-25
nor
did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2019 remain subject to examination by the Internal Revenue Service and the state department of revenue. The capital loss carryforwards shown above do not expire.
Note 8(b). Other Tax Information (unaudited)
For the fiscal years ended December 31, 2022, 2021 and 2020, 0.00%, 0.32% and 0.10%, respectively, of the dividends paid during the year were eligible for qualified dividend income treatment and the dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2022, 2021, and 2020, 88.05%, 93.05% and 92.05%, respectively, of each of the distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2022, 2021 and 2020, none of the distributions represent short-term capital gains dividends.
Note 9. Financial Highlights
The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Per Share Data: (a)
Net asset value, beginning of year	$19.93	$20.16	$21.44	$21.75	$21.81

Net investment income	1.48	1.44	1.40	1.71	1.77
Net realized and unrealized loss	(1.13)*	(0.03)	(1.04)	(0.38)	(0.19)

Net increase in net assets resulting from operations	0.35	1.41	0.36	1.33	1.58
Issuance of common stock in connection with the Mergers	(0.33)	—	—	—	—
Anti-dilution	0.02	—	—	—	—
Distributions to stockholders (see note 8a):
From distributable earnings	(1.12)	(0.98)	(1.15)	(1.55)	(1.64)
From return of capital	(0.52)	(0.66)	(0.49)	(0.09)	—

Net asset value, end of year	$18.33	$19.93	$20.16	$21.44	$21.75

Per share market value, end of year	$13.91	$18.43	$17.51	$20.62	$19.19
Total Return(b)	(16.09%)	14.66%	(5.72%)	16.22%	2.77%
Net assets, end of year	$999,731	$842,281	$852,023	$905,880	$919,171
Shares outstanding, end of year	54,555,380	42,260,826	42,260,826	42,260,826	42,260,826
Ratios to average net assets:
Net investment income	7.76%	7.13%	6.93%	7.83%	8.10%

Operating expenses	5.60%**	5.68%	4.14%	5.76%	5.83%
Interest and other credit facility expenses	4.68%	3.50%	3.18%	3.13%	2.67%

Total expenses	10.28%**	9.18%	7.32%	8.89%	8.50%

Average debt outstanding	$994,578	$703,670	$556,104	$561,249	$508,445
Portfolio turnover ratio	27.4%	29.9%	26.0%	24.1%	39.3%

(a)	Calculated using the average shares outstanding method, except for the issuance of common stock in connection with the Mergers, which reflects the actual amount per share for the applicable period.
(b)
Total return is based on the change in market price per share during the year and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.

*	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the Mergers.
**
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of the performance-based incentive fee waiver (see note 3). For the year ended December 31, 2022, the ratios of operating expenses to average net assets and total expenses to average net assets would be 5.75% and 10.43%, respectively, without the performance-based incentive fee waiver.

11
5

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
(in thousands, except share amounts)

Note 10. SLR Credit Solutions
On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of December 31, 2022, total commitments to the revolving credit facility are $285,000.
As of December 31, 2022 SLR Credit had 29 funded commitments to 25 different issuers with total funded loans of approximately $439,484 on total assets of $460,683. As of December 31, 2021 SLR Credit had 22 funded commitments to 19 different issuers with total funded loans of approximately $287,375 on total assets of $347,821. As of December 31, 2022 and December 31, 2021, the largest loan outstanding totaled $33,420 and $35,000, respectively. For the same periods, the average exposure per issuer was $17,579 and $15,125, respectively. SLR Credit’s credit facility, which is non-recourse
to the Company, had approximately $224,325 and $100,742 of borrowings outstanding at December 31, 2022 and December 31, 2021, respectively. For the years ended December 31, 2022, 2021 and 2020 SLR Credit had net income of $7,521, $14,164 and $23,293, respectively, on gross income of $30,324, $33,993 and $45,315, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. SLR Credit’s consolidated financial statements for the fiscal years ended December 31, 2022 and December 31, 2021 are attached as an exhibit to this annual report on Form
10
-K.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
(in thousands, except share amounts)

Note 11. Commitments and Contingencies
Off-Balance
Sheet Arrangements
The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit and SLR Healthcare. The total amount of these unfunded commitments as of December 31, 2022 and December 31, 2021 is $323,663 and $226,733, respectively, comprised of the following:

	December 31, 2022	December 31, 2021
SLR Credit Solutions*	$44,263	$44,263
Outset Medical, Inc	35,084	—
Apeel Technology, Inc	32,786	—
CC SAG Holdings Corp. (Spectrum Automotive)	20,670	18,827
Human Interest, Inc	20,104	—
Glooko, Inc	17,868	25,091
World Insurance Associates, LLC	17,117	—
iCIMS, Inc	11,435	—
Spectrum Pharmaceuticals, Inc	8,771	—
Arcutis Biotherapeutics, Inc	8,356	43,470
Atria Wealth Solutions, Inc	8,215	3,746
Ardelyx, Inc	7,752	—
Luxury Asset Capital, LLC	7,500	—
RSC Acquisition, Inc	7,498	—
Cerapedics, Inc	6,735	—
Maurices, Incorporated	4,314	5,649
Kaseya, Inc	3,936	—
Vessco Midco Holdings, LLC	3,892	—
Copper River Seafoods, Inc	3,595	—
BDG Media, Inc	3,546	—
Meditrina, Inc	3,367	—
One Touch Direct, LLC	3,069	7,226
DeepIntent, Inc	3,049	—
Foundation Consumer Brands, LLC	3,009	2,269
SCP Eye Care, LLC	2,771	—
Basic Fun, Inc	2,675	1,935
Kid Distro Holdings, LLC	2,650	2,650
Plastics Management, LLC	2,424	—
Southern Orthodontic Partners Management, LLC	1,918	—
Pediatric Home Respiratory Services, LLC	1,805	—
Pinnacle Treatment Centers, Inc	1,745	1,414
Ultimate Baked Goods Midco LLC	1,636	801
Orthopedic Care Partners Management, LLC	1,620	—
Ivy Fertility Services, LLC	1,571	4,532
Composite Technology Acquisition Corp	1,537	—
NAC Holdings Corporation	1,479	4,765
SLR Healthcare ABL*	1,400	—
SPAR Marketing Force, Inc	1,338	—
RxSense Holdings LLC	1,250	—
Erie Construction Mid-west, LLC	1,248	—
Peter C. Foy & Associates Insurance Services, LLC	1,094	—
American Teleconferencing Services, Ltd	1,090	573
Montefiore Nyack Hospital	1,034	—
Enverus Holdings, Inc	1,004	—
SLR Equipment Finance	1,000	5,000
SunMed Group Holdings, LLC	843	828
GSM Acquisition Corp	784	—
Tilley Distribution, Inc	525	—
BayMark Health Services, Inc	391	—
High Street Buyer, Inc	327	—
TAUC Management, LLC	294	—
ENS Holdings III Corp, LLC	144	—
All State Ag Parts, LLC	135	—
BridgeBio Pharma, Inc	—	23,049
Inszone Mid, LLC	—	12,465
Rezolute, Inc	—	5,675
SOC Telemed, Inc	—	4,448
RQM+ Corp	—	3,818
MMIT Holdings, LLC	—	2,009
Neuronetics, Inc	—	2,230

Total Commitments	$323,663	$226,733

*	The Company controls the funding of the SLR Credit Solutions and SLR Healthcare ABL commitments and may cancel them at its discretion.

11
7

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
(in thousands, except share amounts)

In addition to the above, please see SLR Senior Lending Program LLC herein where the Company has a remaining equity commitment of $40,500 in which the Company also controls such funding. The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2022 and December 31, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate
fair value adjustment.
Note 12. SLR Equipment Finance
On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies are doing business as SLR Equipment Finance (“SLR Equipment”). SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209,866 in cash to effect the transaction, of which $145,000 was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64,866 was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. Concurrent with the transaction, SLR Equipment refinanced its existing senior secured credit facility into a $150,000 non-recourse
facility with an accordion feature to expand up to $250,000. In September 2019, SLR Equipment amended the facility, increasing commitments to $213,957 with an accordion feature to expand up to $313,957 and extended the maturity date of the facility to July 31, 2023.
As of December 31, 2022, SLR Equipment had 131 funded equipment-backed leases and loans to 59 different customers with a total net investment in leases and loans of approximately $190,830 on total assets of $241,813. As of December 31, 2021, SLR Equipment had 135 funded equipment-backed leases and loans to 61 different customers with a total net investment in leases and loans of approximately $210,986 on total assets of $264,007. As of December 31, 2022 and December 31, 2021, the largest position outstanding totaled $19,259 and $19,207, respectively. For the same periods, the average exposure per customer was $3,234 and $3,459, respectively. SLR Equipment’s credit facility, which is non-recourse
to the Company, had approximately $114,977 and $118,002 of borrowings outstanding at December 31, 2022 and December 31, 2021, respectively. For the years ended December 31, 2022, 2021 and 2020, SLR Equipment had net losses of $2,867, $9,729 and $8,883, respectively on gross income of $20,380, $22,931 and $24,512, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. SLR Equipment’s consolidated financial statements for the fiscal years ended December 31, 2022 and
December
31, 2021
are
attached as an exhibit to this annual report on Form
10-K.
Note 13. Capital Share Transactions
As of December 31, 2022 and December 31, 2021, 200,000,000 shares of $0.01 par value capital stock were authorized
.
Transactions in capital stock were as follows:

	Shares		Amount
	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2022	For the year ended December 31, 2021
Shares issued in connection with the Mergers	12,511,825	—	$226,839	$—
Shares repurchased	(217,271)	—	(3,038)	—

Net increase	12,294,554	—	$223,801	$—

11
8

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2021
(in thousands, except share amounts)

Note 14. Kingsbridge Holdings, LLC
On November 3, 2020, the Company acquired 87.5% of the equity securities of Kingsbridge Holdings, LLC (“KBH”) through KBH Topco LLC (“KBHT”), a Delaware corporation. KBH is a residual focused independent mid-ticket
lessor of equipment primarily to U.S. investment grade companies. The Company invested $216,596 to effect the transaction, of which $136,596 was invested to acquire 87.5% of KBHT’s equity and $80,000 in KBH’s debt. The existing management team of KBH committed to continuing to lead KBH after the transaction. Following the transaction, the Company owns 87.5% of KBHT equity and the KBH management team owns the remaining 12.5% of KBHT’s equity.
As of December 31, 2022 and December 31, 2021, KBHT had total assets of $777,151 and $738,425, respectively. For the same periods, debt recourse to KBHT totaled $222,094 and $216,881, respectively, and non-recourse
debt totaled $353,128 and $323,844, respectively. None of the debt is recourse to the Company. For the years ended December 31, 2022, December 31, 2021 and for the period November 3, 2020 through December 31, 2020, KBHT had net income of $13,287, $12,151 and $2,170, respectively, on gross income of $298,760, $245,889 and $43,618, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us. KBHT’s consolidated financial statements for the fiscal years ended December 31, 2022 and December 31, 2021 are attached as an exhibit to this annual report
on Form
10
-
K.
Note 15. SLR Healthcare ABL
SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized
companies operating in the healthcare industry. SUNS initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested
in the transaction and continues to lead SLR Healthcare. As of September 30, 2022, SLR Healthcare’s management team and the Company own approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022.
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
SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2022, the portfolio totaled approximately $242,106 of commitments with a total net investment in loans of $92,383 on total assets of $108,705. As of December 31, 2021, the portfolio totaled approximately $183,501 of commitments with a total net investment in loans of $81,604 on total assets of $91,275. At December 31, 2022, the portfolio consisted of 41 issuers with an average balance of approximately $2,253 versus 36 issuers with an average balance of approximately $2,267 at December 31, 2021. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay
loans. SLR Healthcare’s credit facility, which is
non-recourse
to us, had approximately $77,000 and $60,000 of borrowings outstanding at December 31, 2022 and December 31, 2021, respectively. For the years ended December 31, 2022, 2021 and 2020, SLR Healthcare had net income of $3,475, $662 and $4,289, respectively, on gross income of $11,593, $10,052 and $10,367, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. SLR Healthcare’s consolidated financial statements for the fiscal years ended December 31, 2022 and December 31, 2021 are attached as an exhibit to this annual report on Form
10-K.

1
19

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
(in thousands, except share amounts)

Note 16. SLR Business Credit
SUNS acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized
businesses primarily in the manufacturing, services and distribution industries. SUNS invested approximately $51,000 to effect the transaction. Subsequently, SUNS contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, SUNS and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. SUNS and ESP SSC Corporation then owned 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized
businesses. As part of this transaction, SUNS 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15,500 transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies are doing business as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of $66,671 was financed with equity from SUNS of $19,000 and borrowings on NMC’s credit facility of $47,671. SLRC acquired SLR Business Credit in connection with the Mergers on April 1, 2022.
SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2022, the portfolio totaled approximately $603,432 of commitments, of which $286,006 were funded, on total assets of $332,247. As of December 31, 2021, the portfolio totaled approximately $513,869 of commitments, of which $248,652 were funded, on total assets of $290,794. At December 31, 2022, the portfolio consisted of 108 issuers with an average balance of approximately $2,648 versus 125 issuers with an average balance of approximately $1,989 at December 31, 2021. NMC has a senior credit facility with a bank lending group for $285,307 which expires on

November 13, 2025
. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse
to us, had

approximately $
214,425
and $
183,252
of borrowings outstanding at December 31, 2022 and December 31, 2021, respectively. For the years ended December 31, 2022, 2021 and 2020, SLR Business Credit had net income of $
3,941
, $
7,295
and $
4,512
, respectively, on gross income of $
29,433
, $
24,021
and $
19,715
, respectively. Due to timing and
non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us. SLR Business Credit’s consolidated financial statements for the fiscal years ended December 31, 2022 and December 31, 2021 are attached as an exhibit to this annual report
on Form
10-K.
Note 17. Merger with SUNS
On April 1, 2022, the Company completed its previously announced acquisition of SUNS. Pursuant to the Merger Agreement, Merger Sub was first merged with and into SUNS, with SUNS as the surviving corporation, and, immediately following the Merger, SUNS was then merged with and into the Company, with the Company as the surviving company. In accordance with the terms of the Merger Agreement, at the effective time of the Mergers, each outstanding share of SUNS’s common stock was converted into the right to receive 0.7796 shares of the Company’s common stock (with SUNS’s stockholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result of the Mergers, the Company issued an aggregate of 12,511,825 shares of its common stock to former SUNS stockholders.
The Mergers are accounted for as an asset acquisition of SUNS by the Company in accordance with the asset acquisition method of accounting as detailed in ASC
805-50,
Business Combinations – Related Issues, with the fair value of total consideration paid in conjunction with the Mergers allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Mergers. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain
“non-qualifying”
assets (for example cash) and does not give rise to goodwill. The Company is the accounting survivor of the Mergers. The Mergers were considered a tax-free
reorganization and the historical cost basis of the acquired SUNS investments are carried forward for tax purposes. Prior to the Mergers, SUNS was also managed by the Investment Adviser.

12
0

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
(in thousands, except share amounts)

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Mergers:

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

12
1

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
(in thousands, except share amounts)

Note 18. Stock Repurchase Program
On May 3, 2022, our Board authorized a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the 1934 Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 1, 2023 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. During the fiscal year ended December 31, 2022, the Company repurchased 217,271 shares at an average price of approximately $13.98 per share, inclusive of commissions. The total dollar amount of shares repurchased was $3,038.
Note 19. SLR Senior Lending Program LLC
On October 12, 2022, the Company entered into an amended and restated limited liability company agreement with Sunstone Senior Credit L.P. (the “Investor”) to create a joint venture vehicle, SLR Senior Lending Program LLC (“SSLP”). SSLP is expected to invest primarily in senior secured cash flow loans. The Company and the Investor each have made initial equity commitments of $50,000, resulting in a total equity commitment of $100,000. Investment decisions and all material decisions in respect of SSLP must be approved by representatives of the Company and the Investor.
On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP as servicer and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $100,000 senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. The SSLP Facility is scheduled to mature on December 12, 2027. The SSLP Facility generally bears interest at a rate of SOFR plus 3.25%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. There were no borrowings during the period December 12, 2022 to December 31, 2022. As of December 31, 2022 the Company and the Investor had contributed combined equity capital in the amount of $19,000. As of December 31, 2022, the Company and the Investors’ remaining commitments to SSLP totaled $40,500 and $40,500, respectively. The Company, along with the Investor, controls the funding of SSLP and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.
As of December 31, 2022, SSLP had total assets of $19,105. SSLP’s portfolio consisted of floating rate senior secured loans to seven (7) different borrowers. For the period December 1, 2022 (commencement of operations) through December 31, 2022, SSLP invested $18,100 in seven (7) portfolio companies. Investments prepaid totaled $68 for the same period.

12
2

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
(in thousands, except share amounts)

SSLP Portfolio as of December 31, 2022

Description	Industry	Spread Above Index (1)	Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+600	1.00%	10.84%	2/29/24	$2,494	$2,494	$2,494
BayMark Health Services, Inc. (4)	Health Care Providers & Services	L+500	1.00%	9.73%	6/11/27	2,992	2,992	2,992
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	L+475	1.00%	9.43%	12/31/25	1,097	1,097	1,097
Foundation Consumer Brands, LLC (4)	Personal Products	L+550	1.00%	10.15%	2/12/27	2,963	2,963	2,963
High Street Buyer, Inc. (4)	Insurance	L+600	0.75%	10.73%	4/16/28	2,494	2,494	2,494
Ivy Fertility Services, LLC (4)	Health Care Providers & Services	L+625	1.00%	10.39%	2/25/26	3,000	3,000	3,030
Kid Distro Holdings, LLC (4)	Software	L+575	1.00%	10.48%	10/1/27	2,992	2,992	2,992

							$18,032	$18,062

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or SOFR. These instruments are typically subject to a LIBOR or SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to either the LIBOR (“L”) or SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2022.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.
Below is certain summarized financial information for SSLP as of December 31, 2022 and for the period December 1, 2022 (commencement of operations) through December 31, 2022:

December 31, 2022
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $18,032)	$18,062
Cash and other assets	1,043

Total assets	$19,105

Debt outstanding	$—
Interest payable and other credit facility related expenses	165
Accrued expenses and other payables	89

Total liabilities	$254

Members’ equity	$18,851

Total liabilities and members’ equity	$19,105

12
3

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
(in thousands, except share amounts)

For the Period December 1, 2022 (commencement of operations) through December 31, 2022
Selected Income Statement Information for SSLP:
Interest income	$152

Service fees*	$4
Interest and other credit facility expenses	166
Organizational costs	73
Other general and administrative expenses	88

Total expenses	331

Net investment loss	$(179)

Realized gain on investments	—
Net change in unrealized gain on investments	30

Net realized and unrealized gain on investments	30

Net loss	$(149)

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
Note 20. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.
On January 10, 2023, the Board declared
a monthly distribution
of $0.136667 per share payable on February 2, 2023 to holders of record as of January 26, 2023.
On February 2, 2023, the Board declared
a monthly distribution of
$0.136667 per share payable on March 1, 2023 to holders of record as of February 16, 2023.
On February 28, 2023, the Board declared
a monthly distribution
of $0.136667 per share payable on April 4, 2023 to holders of record as of March 23, 2023.

12
4

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2022 (the end of the period covered by this report), we, including our
Co-Chief
Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e)
of the 1934 Act). Based on that evaluation, our management, including the
Co-Chief
Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our
Co-Chief
Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
(d) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Mr. Gross is an “interested person” of the Company as defined in the 1940 Act due to his position as
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

Name, Address and Age (1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years (2)
Interested Director
Michael S. Gross, 61	Chairman of the Board of Directors, Co-Chief Executive Officer and President.	Class III Director since 2007; Term expires 2024.
Co-Chief
Executive Officer of SLR Investment Corp. and SCP Private Credit Income BDC LLC since June 2019,
Co-Chief
Executive Officer of SLR HC BDC LLC since September 2020 and
Co-Chief
Executive Officer of SLR Private Credit BDC II LLC since April 2022; President of SLR Investment Corp. since November 2007, President of SCP Private Credit Income BDC LLC since June 2018, President of SLR HC BDC LLC since September 2020 and President of SLR Private Credit BDC II LLC since April 2022; sole Chief Executive Officer of SLR Investment Corp. from November 2007 to June 2019 and sole Chief Executive Officer of SCP Private Credit Income BDC LLC from June 2018 to June 2019. President of SLR Senior Investment Corp. from December 2010 to April 2022, sole Chief Executive Officer of SLR Senior Investment Corp. from December 2010 to June 2019 and
Co-Chief
			Executive Officer of SLR Senior Investment Corp. from June 2019 to April 2022. Mr. Gross also currently serves as a managing member of SLR Capital Partners, LLC.	Chairman of the Board of Directors of SCP Private Credit Income BDC LLC since May 2018, Chairman of the Board of Directors of SLR HC BDC LLC since September 2020 and Chairman of the Board of Directors of SLR Private Credit BDC II LLC since April 2022; Previously served as the Chairman of the Board of Directors of SLR Senior Investment Corp. from December 2010 to April 2022; and Chairman of the Board of Directors of Global Ship Lease Inc.
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

Name, Address and Age (1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years (2)
Interested Director
Bruce Spohler, 62	Co-Chief Executive Officer, Chief Operating Officer and Director	Class II Director since 2009; Term expires 2023.
Co-Chief Executive
Officer of SLR Investment Corp. and of SCP Private Credit Income BDC LLC since June 2019,
Co-Chief Executive
Officer of SLR HC BDC LLC since September 2020 and
Co-Chief Executive
Officer of SLR Private Credit BDC II LLC since April 2022; Chief Operating Officer of SLR Investment Corp. since December 2007, Chief Operating Officer of SCP Private Credit Income BDC LLC since June 2018, Chief Operating Officer of SLR HC BDC LLC since September 2020 and Chief Operating Officer of SLR Private Credit BDC II LLC since April 2022. Chief Operating Officer of SLR Senior Investment Corp. from December 2010 to April 2022 and
Co-Chief
			Executive Officer of SLR Senior Investment Corp. from June 2019 to April 2022. Mr. Spohler also currently serves as a managing member of SLR Capital Partners, LLC.	Director of SCP Private Credit Income BDC LLC since May 2018, director of SLR HC BDC LLC since September 2020 and director of SLR Private Credit BDC II LLC since April 2022. Previously served as a director of SLR Senior Investment Corp. December 2010 to April 2022.
Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of The Company’s business and operations, gives the board of directors valuable industry-specific knowledge and experience on these and other matters.

Name, Address and Age (1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years (2)
Independent Director
Steven Hochberg, 61	Director	Class II Director since 2007; Term expires 2023.	Co-founder and
co-general
partner of Triatomic Capital G.P LLC since 2022. Operating Partner of Deerfield Management, a healthcare investment firm, since 2022. Partner of Deerfield Management from 2013 to 2021.
Co-founder
and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment and development of biomedical companies, since 2004.	Director of SCP Private Credit Income BDC LLC since May 2018, director of SLR HC BDC LLC since September 2020, and director of SLR Private Credit BDC II LLC since 2022. Since 2011, Mr. Hochberg had been the Chairman of the Board of Continuum Health Partners until its merger with Mount Sinai in 2013, where he is a vice chairman of Mount Sinai Health System, a non-profit
healthcare integrated delivery system in New York City. Director of a number of private healthcare companies, and the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine. Previously served as a director of SLR Senior Investment Corp. from January 2011 to April 2022.
Mr. Hochberg’s varied experience in investing in medical technology companies provides the board of directors with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.

Name, Address and Age (1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years (2)
Independent Director
Leonard A. Potter, 61	Director	Class III Director since 2009; Term expires 2024.	President and Chief Investment Officer of Wildcat Capital Management, LLC, a registered investment adviser, since 2011;
Co-founder
			and Senior Managing Director at Vida Ventures I and II, each a biotech venture fund, since 2017; Managing Director of Soros Private Equity at Soros Fund Management LLC from December 2002 through July 2009.	Director of SCP Private Credit Income BDC LLC since May 2018, director of SLR HC BDC LLC since September 2020, and director of SLR Private Credit BDC II LLC since April 2022. Director of Hilton Grand Vacations Inc. since 2017, director of SuRo Capital Corp., a publicly-traded BDC, since 2011 (currently lead independent director), and director of several private companies. Previously served as a director of SLR Senior Investment Corp. from January 2011 to April 2022.
Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the board of directors on regulatory and risk management issues. In addition, his tenure in private equity and other investments and service as a director of both public and private companies provide industry-specific knowledge and experience to the board of directors.

Name, Address and Age (1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years (2)
Independent Director
David S. Wachter, 59	Director	Class I Director since 2007; Term expires 2025.	Founding Partner and Managing Partner of W Capital Partners, a private equity fund manager, since 2001.	Director of SCP Private Credit Income BDC LLC since May 2018, director of SLR HC BDC LLC since September 2020, and director of SLR Private Credit BDC II LLC since April 2022. Previously served as a director of SLR Senior Investment Corp. from January 2011 to April 2022.
Mr. Wachter’s extensive knowledge of private equity and investment banking provides the board of directors with the valuable insight of an experienced financial manager.

(1)	The business address of the director nominees and other directors is c/o SLR Investment Corp., 500 Park Avenue, New York, New York 10022.
(2)
All of the Company’s directors also serve as directors of SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC, which are investment companies that have each elected to be regulated as a business development company (“BDC”) and for which SLR Capital Partners serves as investment adviser. Mr. Potter also serves as a director of SuRo Capital Corp., which is a closed-end
management investment company that has elected to be regulated as a BDC.

Information about Executive Officers Who Are Not Directors
The following information, as of December 31, 2022, pertains to our executive officers who are not directors of the Company.

Name, Address, and Age (1)	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years
Richard L. Peteka, 61	Chief Financial Officer, Treasurer and Secretary	Chief Financial Officer, Treasurer and Secretary of the Company since May 2012, chief financial officer, treasurer and secretary of SCP Private Credit Income BDC LLC since June 2018, chief financial officer, treasurer and secretary of SLR HC BDC LLC since September 2020 and chief financial officer, treasurer and secretary of SLR Private Credit BDC II LLC since April 2022. Previously served as the chief financial officer, treasurer and secretary of SLR Senior Investment Corp. from May 2012 to April 2022. Mr. Peteka joined the Company from Apollo Investment Corporation, a publicly-traded BDC, where he served from 2004 to 2012 as the chief financial officer and treasurer.

Guy Talarico, 67	Chief Compliance Officer	Chief Compliance Officer of the Company since July 2008, chief compliance officer of SCP Private Credit Income BDC LLC since June 2018, chief compliance officer of SLR HC BDC LLC since September 2020, and chief compliance officer of SLR Private Credit BDC II LLC since April 2022. Mr. Talarico serves as managing director of ACA Group, LLC (successor to Foreside Consulting Services LLC, and ultimate successor to Alaric Compliance Services, LLC, which he founded in December 2005). Previously served as the chief compliance officer of SLR Senior Investment Corp. from December 2010 to April 2022. Mr. Talarico has served and continues to serve as chief compliance officer for other BDCs, funds, and/or investment advisers who are not affiliated with the SLR Capital Partners entities.

(1)	The business address of the executive officers is c/o SLR Investment Corp., 500 Park Avenue, New York, New York 10022.
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
as promulgated under the 1934 Act. Mr. Hochberg meets the current independence and experience requirements of Rule
10A-3
of the 1934 Act.
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
Code of Ethics
The Company has adopted a code of ethics that applies to, among others, its senior officers, including its
Co-Chief
Executive Officers and its Chief Financial Officer, as well as every officer, director and employee of the Company. The Company’s code of ethics can be accessed via its website at
http://www.slrinvestmentcorp.com
. The Company intends to disclose amendments to or waivers from a required provision of the code of ethics on Form
8-K.
Nomination of Directors
There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2022 Annual Meeting of Stockholders.

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
Mr. Richard Peteka, our Chief Financial Officer, Treasurer and Secretary and, through ACA Group, LLC, Guy Talarico, our Chief Compliance Officer, are paid by SLR Capital Management, our administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered by such persons to the Company. To the extent that SLR Capital Management outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to SLR Capital Management.
Compensation of Directors
The following table sets forth the compensation of the Company’s directors, for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation	Total
Interested Directors
Michael S. Gross	—	—	—	—
Bruce Spohler	—	—	—	—
Independent Directors
Steven Hochberg	$145,000	—	—	$145,000
David S. Wachter	$140,000	—	—	$140,000
Leonard A. Potter	$140,000	—	—	$140,000

(1)	For a discussion of the independent directors’ compensation, see below.
(2)
We do not maintain a stock or option plan,
non-equity
incentive plan or pension plan for our directors. However, our independent directors have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during 2022.

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
Compensation Committee Interlocks and Insider Participation
During fiscal year 2022 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation
S-K.
Compensation Committee Report
Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our annual report on Form
10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of February 24, 2023, the beneficial ownership of each current director, the nominees for directors, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.
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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)		Percentage of Class(2)
Interested Directors
Michael S. Gross(3)(4)	3,548,685		6.5%
Bruce Spohler(3)	3,329,487		6.1%
Independent Directors
Steven Hochberg	22,000	*
Leonard A. Potter	14,872	*
David S. Wachter	53,494		0.1%
Executive Officers
Richard L. Peteka	28,872		0.1%
Guy Talarico	10,350	*
All executive officers and directors as a group (7 persons)	4,196,633		7.7%
Thornburg Investment Management Inc.(5)	4,338,599		8.0%

*	Represents less than one percent.
(1)
Beneficial ownership has been determined in accordance with Rule
13d-3
under the 1934 Act. Assumes no other purchases or sales of our common stock since the most recently available SEC filings. This assumption has been made under the rules and regulations of the SEC and does not reflect any knowledge that we have with respect to the present intent of the beneficial owners of our common stock listed in this table.

(2)	Based on a total of 54,554,634 shares of the Company’s common stock issued and outstanding as of February 24, 2023.
(3)
Includes 1,285,013 shares held by Solar Capital Investors, LLC and 715,000 shares held by Solar Capital Investors II, LLC, 355,107 shares held by Solar Senior Capital Investors, LLC and 77 shares held by SLR Capital Management, LLC, a portion of each which may be deemed to be indirectly beneficially owned by Michael S. Gross, by Bruce Spohler and a grantor retained annuity trust (“GRAT”) setup by and for Mr. Gross by virtue of their collective ownership interest therein. Also includes 455,930 shares held by Solar Capital Partners Employee Stock Plan LLC, which is controlled by SLR Capital Partners, LLC. Mr. Gross and Mr. Spohler may be deemed to beneficially own a portion of the shares held by Solar Capital Partners Employee Stock Plan LLC by virtue of their collective ownership interest in SLR Capital Partners, LLC. Each of Mr. Gross and Mr. Spohler disclaim beneficial ownership of any shares of our common stock directly held by Solar Capital Partners Employee Stock Plan LLC, Solar Capital Investors, LLC, Solar Capital Investors II, LLC, Solar Senior Capital Investors, LLC and SLR Capital Management, LLC, except to the extent of their respective pecuniary interest therein. Also includes 199,466 shares held in a trust of which Bruce Spohler became co-trustee
in which he and certain members of his immediate family are beneficiaries (the “Spohler Trust”) and 243,021 shares held by a limited liability company in which he owns a pro rata interest (the “Spohler LLC”). Mr. Spohler disclaims beneficial ownership of the shares in the Spohler Trust and the Spohler LLC.

(4)
Includes 152,166 shares directly held by Michael S. Gross’ profit sharing plan (the “Profit Sharing Plan”). Mr. Gross may be deemed to directly beneficially own these shares as the sole participant in the Profit Sharing Plan. Also includes 117,617 shares held by certain trusts for the benefit of family members for which Mr. Gross serves as trustee (the “Family Trusts”). Mr. Gross may be deemed to directly beneficially own these shares by virtue of his control with respect to the Family Trusts, and disclaims beneficial ownership of the securities held by the Family Trusts except to the extent of his pecuniary interest therein.

(5)
Based upon information contained in the Schedule 13G filed February 13, 2023 by Thornburg Investment Management Inc. Such securities are held by certain investment vehicles controlled and/or managed by Thornburg Investment Management Inc. or its affiliates. The address for Thornburg Investment Management Inc. is 2300 North Ridgetop Road, Santa Fe, New Mexico 87506.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 24, 2023. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Michael S. Gross	Over $	100,000
Bruce Spohler	Over $	100,000
Independent Directors
Steven Hochberg	Over $	100,000
Leonard A. Potter	Over $	100,000
David S. Wachter	Over $	100,000

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)
The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $14.73 on February 24, 2023 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule
16a-1(a)(2)
of the 1934 Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
We have entered into the Advisory Agreement with SLR Capital Partners. Mr. Gross, our Chairman,
Co-Chief
Executive Officer and President, and Mr. Spohler, our
Co-Chief
Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, SLR Capital Partners. In addition, Mr. Richard Peteka, our Chief Financial Officer, Treasurer and Secretary, serves as the Chief Financial Officer for SLR Capital Partners.
SLR Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, SLR Capital Partners presently serves as investment adviser to private funds and managed accounts as well as to SCP Private Credit Income BDC LLC, an unlisted BDC, which focuses on investing primarily in senior secured loans, including non-traditional
asset-based loans and first lien loans, SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry, and SLR Private Credit BDC II LLC, an unlisted BDC whose principal focus is to investment in first lien senior secured floating rate loans primarily to upper middle market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical
industries in which the Investment Adviser has significant experience. In addition, Michael S. Gross, our Chairman and
Co-Chief
Executive Officer, Bruce Spohler, our
Co-Chief
Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC.
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
Related party transactions may occur among us, SLR Senior Lending Program LLC, SLR Senior Lending Program SPV LLC, SLR Credit, Equipment Operating Leases LLC, KBH, Loyer Capital LLC, SLR Business Credit, SLR Healthcare ABL and SLR Equipment. These transactions may occur in the normal course of business. No administrative or other fees are paid to the Investment Adviser by SLR Senior Lending Program LLC, SLR Senior Lending Program SPV LLC, SLR Credit, Equipment Operating Leases LLC, KBH, Loyer Capital LLC, SLR Business Credit, SLR Healthcare ABL or SLR Equipment.
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
day-to-day
operations.
Board Consideration of the Investment Advisory and Management Agreement
Our board of directors determined at a meeting held on November 2, 2022 to approve the Advisory Agreement between the Company and SLR Capital Partners. In its consideration of the approval of the Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

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

•
the advisory fees charged by SLR Capital Partners to the Company, to SCP Private Credit Income BDC LLC, to SLR HC BDC LLC, to SLR Private Credit BDC II LLC and comparative data regarding the advisory fees charged by other investment advisers to business development companies with similar investment objectives, and concluded that the advisory fees charged by SLR Capital Partners to the Company are reasonable;

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
Table below in thousands

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 31, 2021
Audit Fees	$828.1	$689.6
Audit-Related Fees	—	—
Tax Fees	166.3	170.8
All Other Fees	20.0	55.0
Total Fees:	$1,014.4	$915.4
Audit Fees:
Audit fees consist of fees for professional services rendered for the audit of our year-end
financial statements and quarterly reviews and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings.
Audit-Related Fees:
Audit-related services consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax Services Fees:
Tax services fees consist of fees for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.
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
Any requests for audit, audit-related, tax and other services that have not received general pre-approval
must be submitted to the Audit Committee for specific
pre-approval,
irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval
is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval
authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval
decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve
services performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2022, the Audit Committee pre-approved
100% of the services described in this policy.

PART IV

Item 15.	Exhibit and Financial Statement Schedules
a. Documents Filed as Part of this Report
The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

2.1	Agreement and Plan of Merger among SLR Investment Corp., SLR Senior Investment Corp., Solstice Merger Sub, Inc. and SLR Capital Partners, LLC (for the limited purposes set forth therein), dated as of December 1, 2021(12)

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment (11)

3.3	Second Amended and Restated Bylaws(12)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023(8)

4.4	Description of Securities(19)

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Senior Secured Credit Agreement dated as of August 28, 2019 (as amended December 28, 2021) among SLR Investment Corp., Citibank, N.A., as Administrative Agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Citibank, N.A., J.P. Morgan Securities LLC, and Sumitomo Mitsui Banking Corporation as Joint Lead Bookrunners and Joint Lead Arrangers(13)

10.3	Third Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and SLR Capital Partners, LLC(7)

10.4	Form of Custodian Agreement(6)

10.5	Amended and Restated Administration Agreement by and between Registrant and SLR Capital Management, LLC(5)

10.6	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.7	First Amended and Restated Trademark License Agreement by and between Registrant and SLR Capital Partners, LLC(11)

10.8	Form of Share Purchase Agreement by and between Registrant and SLR Capital Investors II, LLC(2)

10.9	Form of Registration Rights Agreement(4)

10.10	Form of Subscription Agreement(4)

10.11	Form of Note Purchase Agreement by and between the Registrant and the lenders party thereto(9)

10.12	Form of First Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto(9)

10.13	Form of Second Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto(9)

10.14	Form of Third Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto(9)

10.15	Form of Fifth Supplement to Note Purchase Agreement(14)

10.16	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and SLR Senior Investment Corp., as the contributor(15)

Exhibit Number	Description

10.17	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through the Tenth Amendment dated as of December 29, 2021), by and among SLR Senior Investment Corp., as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(16)

10.18	Letter Agreement, dated as of April 1, 2022, between SLR Investment Corp. and SLR Capital Partners, LLC(17)

10.19	Credit Facility Assumption Agreement, dated as of April 1, 2022, by SLR Investment Corp.(17)

10.20	Assumption Agreement, dated as of April 1, 2022, made by SLR Investment Corp. for the benefit of the holders of Notes issued under the Note Purchase Agreement(17)

10.21	Note Purchase Agreement, dated as of March 31, 2020, between SLR Senior Investment Corp. and the purchasers party thereto(18)

10.22	Form of SLR Senior Lending Program LLC Amended and Restated Limited Liability Company Agreement, dated as of October 7, 2022, by and between SLR Investment Corp. and Sunstone Senior Credit L.P. (20)

14.1	Code of Ethics*

14.2	Code of Business Conduct(5)

21.1	Subsidiaries of SLR Investment Corp.*

23.1	Consent of Independent Registered Public Accounting Firm*

23.2	Consent of Independent Registered Public Accounting Firm*

23.3	Consent of Independent Registered Public Accounting Firm*

23.4	Consent of Independent Registered Public Accounting Firm*

23.5	Consent of Independent Registered Public Accounting Firm*

23.6	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Crystal Financial LLC (A Delaware Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2022 and December 31, 2021*

Exhibit Number	Description

99.2	NEF Holdings, LLC and Subsidiaries (A Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2022 and December 31, 2021*

99.3	KBH Topco, LLC (A Delaware Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2022 and December 31, 2021*

99.4	Gemino Healthcare Finance, LLC and Subsidiary Consolidated Financial Statements years ended December 31, 2022 and December 31, 2021*

99.5	North Mill Holdco LLC and Subsidiaries Consolidated Financial Report years ended December 31, 2022 and December 31, 2021*

99.6	Report of Independent Registered Public Accounting Firm on Supplemental Information*

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on November 29, 2010.
(5)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
(6)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-K filed on February 25, 2014.
(7)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-Q filed on August 6, 2018.
(8)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.
(9)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-K filed on February 20, 2020.
(10)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-K filed on February 24, 2021.
(11)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on February 25, 2021.
(12)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on December 1, 2021.
(13)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on January 3, 2022.
(14)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on January 12, 2022.
(15)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 8-K (File No. 814-00849) filed on August 31, 2011.
(16)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-Q filed on May 3, 2022.
(17)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on April 1, 2022.
(18)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 10-Q (File No. 814-00849) filed on May 7, 2020.
(19)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-K filed on March 1, 2022.
(20)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on October 12, 2022.
*	Filed herewith.

c. Consolidated Financial Statement Schedules
Separate Financial Statements of Subsidiaries Not Consolidated:
Consolidated Financial Statements for Crystal Financial LLC’s (A Delaware Limited Liability Company) years ended December 31, 2022 and December 31, 2021 are attached as Exhibit 99.1 hereto.
Consolidated Financial Statements for NEF Holdings, LLC’s (A Delaware Limited Liability Company) years ended December 31, 2022 and December 31, 2021 are attached as Exhibit 99.2 hereto.
Consolidated Financial Statements for KBH Topco LLC’s (A Delaware Limited Liability Company) years ended December 31, 2022 and December 31, 2021 are attached as Exhibit 99.3 hereto.
Consolidated Financial Statements for Gemino Healthcare Finance, LLC and Subsidiary year ended December 31, 2022 and December 31, 2021 are attached as Exhibit 99.4 hereto.
Consolidated Financial Statements for North Mill Holdco LLC year ended December 31, 2022 and December 31, 2021 are attached as Exhibit 99.5 hereto.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLR INVESTMENT CORP.

By:	/s/ M ICHAEL S. G ROSS	/s/ B RUCE J. S POHLER
	Michael S. Gross Co-Chief Executive Officer, President, Chairman of the Board and Director Date: February 28, 2023	Bruce J. Spohler Co-Chief Executive Officer, Chief Operating Officer and Director Date: February 28, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 28, 2023	/s/ M ICHAEL S. G ROSS Michael S. Gross	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 28, 2023	/s/ B RUCE J. S POHLER Bruce J. Spohler	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)

February 28, 2023	/s/ S TEVEN H OCHBERG Steven Hochberg	Director

February 28, 2023	/s/ D AVID S. W ACHTER David S. Wachter	Director

February 28, 2023	/s/ L EONARD A. P OTTER Leonard A. Potter	Director

February 28, 2023	/s/ R ICHARD L. P ETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary

143