Form 10-Q
period 2023-03-31
SLR Investment Corp.
filed 2023-05-10
CIK 1418076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2023

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
12b-2
of the Exchange Act).    Yes   ☐    No   ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of May 8, 2023 was 54,554,634.

SLR INVESTMENT CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of March 31, 2023 (unaudited) and December 31, 2022	3

	Consolidated Statements of Operations for the three months ended March 31, 2023 (unaudited) and the three months ended March 31, 2022 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2023 (unaudited) and the three months ended March 31, 2022 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2023 (unaudited) and the three months ended March 31, 2022 (unaudited)	6

	Consolidated Schedule of Investments as of March 31, 2023 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2022	12

	Notes to Consolidated Financial Statements (unaudited)	17

	Report of Independent Registered Public Accounting Firm	38

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	59

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3.	Defaults Upon Senior Securities	60

Item 4.	Mine Safety Disclosures	60

Item 5.	Other Information	60

Item 6.	Exhibits	61

	Signatures	63

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Investment Corp. unless the context states otherwise.

Item 1.	Financial Statements
SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share amounts)

	March 31, 2023 (unaudited)	December 31, 2022

Assets
Investments at fair value:
Companies less than 5% owned (cost: $1,332,884 and $1,312,701, respectively)	$1,295,133	$1,289,082
Companies more than 25% owned (cost: $819,360 and $821,886, respectively)	793,328	797,594
Cash	19,352	10,743
Cash equivalents (cost: $425,220 and $417,590, respectively)	425,082	417,590
Dividends receivable	10,754	11,192
Interest receivable	10,507	9,706
Receivable for investments sold	1,188	1,124
Prepaid expenses and other assets	855	664

Total assets	$2,556,199	$2,537,695

Liabilities
Debt ($1,122,200 and $1,093,200 face amounts, respectively, reported net of unamortized debt issuance costs of $6,678 and $7,202, respectively. See notes 6 and 7)	$1,115,522	$1,085,998
Payable for investments and cash equivalents purchased	425,220	417,611
Distributions payable	7,456	7,481
Management fee payable (see note 3)	7,706	7,964
Performance-based incentive fee payable (see note 3)	5,399	5,422
Interest payable (see note 7)	6,527	7,943
Administrative services payable (see note 3)	749	1,488
Other liabilities and accrued expenses	3,442	4,057

Total liabilities	$1,572,021	$1,537,964

Commitments and contingencies (see note 10)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 54,554,634 and 54,555,380 shares issued and outstanding, respectively	$546	$546
Paid-in capital in excess of par	1,162,559	1,162,569
Accumulated distributable net loss	(178,927)	(163,384)

Total net assets	$984,178	$999,731

Net Asset Value Per Share	$18.04	$18.33

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except share amounts)

	Three months ended
	March 31, 2023	March 31, 2022
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$37,338	$20,662
Companies more than 25% owned	2,711	2,561
Dividends:
Companies more than 25% owned	11,176	9,715
Other income:
Companies less than 5% owned	2,322	63
Companies more than 25% owned	—	5

Total investment income	53,547	33,006

EXPENSES:
Management fees (see note 3)	7,706	7,216
Performance-based incentive fees (see note 3)	5,509	—
Interest and other credit facility expenses (see note 7)	15,286	8,328
Administrative services expense (see note 3)	1,508	1,183
Other general and administrative expenses	1,501	2,801

Total expenses	31,510	19,528

Performance-based incentive fees waived (see note 3)	(110)	—

Net expenses	31,400	19,528

Net investment income	$22,147	$13,478

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain on investments and cash equivalents (companies less than 5% owned)	$687	$30

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(14,271)	(13,498)
Companies more than 25% owned	(1,739)	1,453

Net change in unrealized loss on investments and cash equivalents	(16,010)	(12,045)

Net realized and unrealized loss on investments and cash equivalents	(15,323)	(12,015)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,824	$1,463

EARNINGS PER SHARE (see note 5)	$0.13	$0.04

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
(in thousands, except share amounts)

	Three months ended
	March 31, 2023	March 31, 2022
Increase (decrease) in net assets resulting from operations:
Net investment income	$22,147	$13,478
Net realized gain	687	30
Net change in unrealized loss	(16,010)	(12,045)

Net increase in net assets resulting from operations	6,824	1,463

Distributions to stockholders:
From net investment income	(22,147)	(17,327)
From return of capital	(220)	—

Net distributions to stockholders	(22,367)	(17,327)

Capital transactions (see note 12) :
Repurchases of common stock	(10)	—

Total decrease in net assets	(15,553)	(15,864)
Net assets at beginning of period	999,731	842,281

Net assets at end of period	$984,178	$826,417

Capital stock activity (see note 12) :
Repurchases of common stock	(746)	—

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three months ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$6,824	$1,463
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized gain on investments and cash equivalents	(687)	(30)
Net change in unrealized loss on investments	15,872	12,045
(Increase) decrease in operating assets:
Purchase of investments	(155,976)	(67,521)
Proceeds from disposition of investments	144,686	100,980
Net accretion of discount on investments	(2,490)	(1,540)
Capitalization of payment-in-kind income	(3,190)	(692)
Collections of payment-in-kind income	—	867
Receivable for investments sold	(64)	643
Interest receivable	(801)	(723)
Dividends receivable	438	27
Prepaid expenses and other assets	(191)	(360)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	7,609	259,829
Management fee payable	(258)	(219)
Performance-based incentive fee payable	(23)	(1,864)
Administrative services expense payable	(739)	(2,169)
Interest payable	(1,416)	3,570
Other liabilities and accrued expenses	(615)	(503)
Deferred financing costs/market discount	524	427

Net Cash Provided by Operating Activities	9,503	304,230

Cash Flows from Financing Activities:
Cash distributions paid	(22,392)	(34,654)
Proceeds from unsecured borrowings	—	134,968
Repayment of unsecured borrowings	(75,000)	—
Proceeds from secured borrowings	166,000	57,425
Repayment of secured borrowings	(62,000)	(196,000)
Repurchase of common stock	(10)	—

Net Cash Provided by (Used in) Financing Activities	6,598	(38,261)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,101	265,969
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	428,333	322,935

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$444,434	$588,904

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,702	$4,758

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
March 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)		Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 127.7%
First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation(16)	Health Care Providers & Services	L+550		1.00%	10.36%		5/7/2018	5/9/2025	$13,539	$13,281	$13,539
All State Ag Parts, LLC(16)	Trading Companies & Distributors	S+575		1.00%	10.89%		4/1/2022	9/1/2026	4,315	4,206	4,315
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	—		5/5/2016	9/9/2021	36,135	25,926	—
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	—		9/17/2021	4/7/2023	6,358	6,208	177
AmeriMark Intermediate Holdings, LLC(14)**	Internet & Catalog Retail	L+800		1.00%	—		7/28/2021	10/15/2026	26,835	25,526	13,417
Apex Services Partners, LLC(16)	Diversified Consumer Services	S+525		1.00%	10.29%		8/31/2022	7/31/2025	13,951	13,608	13,951
Atria Wealth Solutions, Inc.(16)	Diversified Financial Services	S+600		1.00%	11.16%		9/14/2018	2/29/2024	8,123	8,090	8,123
Basic Fun, Inc.(16)	Specialty Retail	L+550		1.00%	10.47%		10/30/2020	10/30/2023	2,150	2,143	2,150
BayMark Health Services, Inc.(16)	Health Care Providers & Services	L+500		1.00%	10.16%		4/1/2022	6/11/2027	9,408	9,072	9,408
BDG Media, Inc.	Media	L+900		0.25%	13.97%		7/18/2022	4/27/2023	7,775	7,775	7,775
CC SAG Holdings Corp. (Spectrum Automotive)(16)	Diversified Consumer Services	S+575		0.75%	10.91%		6/29/2021	6/29/2028	20,375	20,020	20,375
Composite Technology Acquisition Corp.(16)	Building Products	L+500		1.00%	10.16%		4/1/2022	2/1/2025	10,879	10,525	10,879
Copper River Seafoods, Inc.	Food Products	P+275		—	10.75%		8/31/2022	4/23/2025	4,143	4,143	4,143
DeepIntent, Inc.	Media	P+175		—	9.75%		10/12/2022	3/25/2025	16,883	16,883	16,883
Enhanced Permanent Capital, LLC(3)	Capital Markets	S+700		1.00%	11.78%		12/29/2020	12/29/2025	43,435	42,547	43,435
ENS Holdings III Corp. & ES Opco USA LLC (Bluefin)(16)	Trading Companies & Distributors	S+475		1.00%	9.75%		4/1/2022	12/31/2025	4,795	4,640	4,795
Enverus Holdings, Inc. (fka Drilling Info Holdings)(16)	IT Services	L+450		—	9.34%		4/1/2022	7/30/2025	11,570	11,140	11,570
Erie Construction Mid-west, LLC(16)	Building Products	S+475		1.00%	9.79%		4/1/2022	7/30/2027	8,800	8,485	8,800
Fertility (ITC) Investment Holdco, LLC	Health Care Providers & Services	S+650		1.00%	11.30%		1/4/2023	1/3/2029	28,767	27,928	27,904
Foundation Consumer Brands, LLC(16)	Personal Products	L+550		1.00%	10.38%		2/12/2021	2/12/2027	34,273	33,483	34,273
GSM Acquisition Corp.(16)	Leisure Equipment & Products	S+500		1.00%	10.16%		4/1/2022	11/16/2026	10,994	10,567	10,884
Higginbotham Insurance Agency, Inc.(16)	Insurance	L+525		0.75%	10.09%		4/1/2022	11/25/2026	4,911	4,734	4,911
High Street Buyer, Inc.(16)	Insurance	S+600		0.75%	11.05%		4/1/2022	4/16/2028	5,175	4,898	5,175
Human Interest Inc.	Internet Software & Services	S+785		1.00%	12.52%		6/30/2022	7/1/2027	20,104	19,823	20,104
iCIMS, Inc.	Software	S+725		0.75%	12.05	% (26)	8/18/2022	8/18/2028	29,412	28,943	29,412
Kaseya, Inc.(16)	Software	S+575		0.75%	10.65%		6/22/2022	6/23/2029	32,426	31,980	32,426
Kid Distro Holdings, LLC (Distro Kid)(16)	Software	L+575		1.00%	10.91%		9/24/2021	10/1/2027	26,385	25,968	26,385
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700		1.00%	11.78%		12/21/2018	12/21/2024	80,000	79,823	80,000
KORE Wireless Group, Inc.(16)	Wireless Telecommunication Services	S+550		—	10.50%		12/21/2018	12/21/2024	23,526	23,117	23,526
Logix Holding Company, LLC(16)	Communications Equipment	L+575		1.00%	10.59%		9/14/2018	12/22/2024	14,009	13,334	13,449
Luxury Asset Capital, LLC(16)	Thrifts & Mortgage Finance	S+675		1.00%	11.53%		7/15/2022	7/15/2027	27,500	27,013	27,500
Maurices, Incorporated(16)	Specialty Retail	S+675		1.00%	9.28%		8/27/2021	6/1/2024	8,664	8,557	8,664
Maxor Acquisition, Inc.	Health Care Providers & Services	S+675		1.00%	11.90%		3/1/2023	3/1/2029	23,903	23,193	23,186
Montefiore Nyack Hospital	Health Care Providers & Services	L+495		—	10.10%		8/9/2022	11/15/2025	5,000	5,000	5,000
NSPC Intermediate Corp. (National Spine)	Health Care Providers & Services	S+850		1.00%	12.90%		4/1/2022	2/13/2026	2,144	2,055	2,144
One Touch Direct, LLC	Commercial Services & Supplies	P+75		—	8.75%		4/3/2020	3/30/2024	4,315	4,315	4,315
ONS MSO, LLC	Health Care Providers & Services	S+625		1.00%	10.98%		2/10/2023	7/8/2025	23,186	22,525	22,490
Orthopedic Care Partners Management, LLC	Health Care Providers & Services	S+650		1.00%	11.38%		8/17/2022	5/16/2024	3,751	3,730	3,751
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	S+625		1.00%	11.29%		8/19/2022	12/4/2024	1,323	1,308	1,323
Peter C. Foy & Associates Insurance Services, LLC	Insurance	S+600		0.75%	10.92%		4/1/2022	11/1/2028	11,918	11,753	11,918
PhyNet Dermatology LLC	Health Care Providers & Services	S+625	(15)	1.00%	11.10%		9/5/2018	8/16/2024	11,927	11,898	11,927
Pinnacle Treatment Centers, Inc.(16)	Health Care Providers & Services	S+675		1.00%	11.54%		1/22/2020	1/2/2026	26,217	25,787	26,217
Plastics Management, LLC(16)	Health Care Providers & Services	S+500		1.00%	9.89%		4/1/2022	8/18/2027	9,192	8,879	9,192
PPT Management Holdings, LLC(16)	Health Care Providers & Services	L+850	(11)	1.00%	13.34%		9/14/2018	5/1/2023	33,396	33,256	26,817
RQM+ Corp.(16)	Life Sciences Tools & Services	S+575		1.00%	10.97%		8/20/2021	8/12/2026	24,255	23,928	24,255
RSC Acquisition, Inc.(16)	Insurance	S+550		0.75%	10.24%		4/1/2022	11/1/2026	7,463	7,296	7,463
RxSense Holdings LLC(16)	Diversified Consumer Services	S+500		1.00%	9.83%		4/1/2022	3/13/2026	8,722	8,356	8,722
SCP Eye Care, LLC	Health Care Providers & Services	S+575		1.00%	10.48%		10/6/2022	10/5/2029	8,677	8,408	8,677
SHO Holding I Corporation (Shoes for Crews)(16)	Footwear	L+523		1.00%	10.06%		4/1/2022	4/27/2024	5,689	5,408	5,405
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+600		1.00%	11.16%		6/3/2022	1/27/2026	1,728	1,713	1,728
SPAR Marketing Force, Inc	Media	P+190		—	9.90%		7/18/2022	10/10/2024	7,949	7,949	7,949
Stryten Resources LLC	Auto Parts & Equipment	S+800		1.00%	13.15%		8/11/2021	10/12/2026	25,856	25,464	25,856
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	L+575		0.75%	10.77%		6/16/2021	6/16/2028	22,333	21,882	22,333
TAUC Management, LLC(16)	Health Care Providers & Services	L+525		1.00%	10.33%		4/1/2022	2/12/2027	6,897	6,600	6,552
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+550		1.00%	10.14%		4/1/2022	12/31/2026	7,367	7,024	7,367
Ultimate Baked Goods Midco LLC (Rise Baking)(16)	Packaged Foods & Meats	L+650		1.00%	11.41%		8/12/2021	8/13/2027	24,324	23,629	24,324
United Digestive MSO Parent, LLC	Health Care Providers & Services	S+675		1.00%	11.64%		3/30/2023	3/30/2029	13,323	12,924	12,924
Urology Management Holdings, Inc.	Health Care Providers & Services	S+625		1.00%	11.36%		2/7/2023	6/15/2026	7,174	6,966	6,958
Vessco Midco Holdings, LLC(16)	Water Utilities	L+450		1.00%	9.34%		4/1/2022	11/2/2026	2,157	2,096	2,157
World Insurance Associates, LLC(16)	Insurance	S+575		1.00%	10.44%		4/1/2022	4/1/2026	39,513	38,579	37,933

Total First Lien Bank Debt/Senior Secured Loans										$936,307	$897,231

Second Lien Asset-Based Senior Secured Loans
ACRES Commercial Mortgage, LLC	Diversified Financial Services	S+705		1.00%	11.87%		12/24/2021	8/21/2028	29,925	$29,416	$29,925

Second Lien Bank Debt/Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975	(11)	1.00%	—		12/23/2013	10/12/2026	13,511	$11,791	$6,755

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
March 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued) —
First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.(16)	Pharmaceuticals	S+515	4.60%	9.96%		12/31/2019	5/1/2028	$24,445	$24,402	$24,445
Apeel Technology, Inc.	Biotechnology	S+625	1.00%	8.75%		6/29/2022	6/1/2027	3,643	3,627	3,652
Arcutis Biotherapeutics, Inc.(3)	Pharamceuticals	L+745	0.10%	12.12%		12/22/2021	1/1/2027	66,849	67,346	67,685
Ardelyx, Inc.(3)	Pharmaceuticals	S+795	1.00%	12.64%		2/23/2022	3/1/2027	9,475	9,467	9,523
BridgeBio Pharma, Inc.(3)	Biotechnology	—	—	9.00	% (22)	11/17/2021	11/17/2026	40,145	39,722	40,145
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	11.92%		6/28/2019	1/1/2024	9,111	9,697	9,703
Cerapedics, Inc.	Biotechnology	S+620	2.75%	10.86%		12/27/2022	1/1/2028	26,939	26,916	26,872
Glooko, Inc.(16)	Health Care Technology	L+790	0.10%	12.57%		9/30/2021	10/1/2026	15,883	15,904	15,962
Meditrina, Inc.	Health Care Equipment & Supplies	S+550	3.45%	10.16%		12/20/2022	12/1/2027	3,367	3,347	3,359
Neuronetics, Inc.(16)	Health Care Equipment & Supplies	S+565	3.95%	10.46%		3/2/2020	3/29/2028	19,299	19,148	19,299
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+1405	0.10%	18.72	% (23)	7/30/2018	7/1/2023	19,685	20,199	20,374
Outset Medical, Inc.(3)	Health Care Equipment & Supplies	S+515	2.75%	9.81%		11/3/2022	11/1/2027	35,084	34,973	34,996
Spectrum Pharmaceuticals, Inc.(16)	Biotechnology	S+570	2.30%	10.36%		9/21/2022	9/1/2027	10,525	10,439	11,464
Vapotherm, Inc.	Health Care Equipment & Supplies	S+930	1.00%	14.06	% (24)	2/18/2022	2/1/2027	35,176	35,136	35,440

Total First Lien Life Science Senior Secured Loans									$320,323	$322,919

Total Senior Secured Loans									$1,297,837	$1,256,830

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 26.2%
A&A Crane and Rigging, LLC (10)	Commercial Services & Supplies	7.78%	3/27/2023	3/27/2028	$79	$79	$79
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-9.64%	2/12/2021	3/1/2025-12/1/2026	2,129	2,127	2,127
AFG Dallas III, LLC (10)	Diversified Consumer Services	10.00-11.29%	8/11/2022	8/11/2026-3/1/2027	1,342	1,342	1,342
Air Methods Corporation (10)	Airlines	7.08-7.13%	11/3/2021	11/3/2026-11/23/2026	3,479	3,534	3,479
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	9/15/2024	911	911	921
Bazzini, LLC (10)	Food & Staples Retailing	10.46%	12/23/2022	1/1/2028	2,274	2,345	2,274
Boart Longyear Company (10)	Metals & Mining	8.31-10.44%	5/28/2020	7/1/2024-10/7/2026	3,686	3,686	3,686
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/1/2022	8/1/2026	144	144	144
C-Port/Stone LLC (10)	Oil, Gas & Consumable Fuels	8.54%	10/7/2022	11/1/2027	6,596	6,414	6,399
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023-6/22/2026	2,012	2,012	1,991
Carolina’s Contracting, LLC (10)	Diversified Consumer Services	8.72%	3/7/2023	3/7/2028	359	363	359
CKD Holdings, Inc. (10)	Road & Rail	8.10-8.60%	9/22/2022	6/22/2026-9/22/2027	3,490	3,490	3,490
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	9.36-13.01%	5/27/2021	4/1/2025-4/1/2028	7,154	7,154	7,154
Complete Equipment Rentals, LLC (10)	Commercial Services & Supplies	6.75%	3/23/2023	4/1/2028	1,228	1,206	1,206
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	1,692	1,710	1,692
Drillers Choice, Inc. (10)	Commercial Services & Supplies	8.00%	10/31/2022	11/1/2027	1,523	1,523	1,523
EasyPak, LLC (10)	Containers & Packaging	9.01%	1/6/2021	1/1/2024	186	186	186
Energy Drilling Services, LLC (10)	Diversified Consumer Services	6.58-9.16%	8/26/2022	12/9/2025-9/1/2027	1,262	1,262	1,236
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	5,099	5,126	5,099
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	8.37%	4/27/2018	4/27/2025	3,727	3,727	3,633
Extreme Steel Crane & Rigging, LLC (10)	Commercial Services & Supplies	9.52%	3/3/2023	3/3/2027	1,008	1,018	1,008
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50-9.02%	10/28/2021	10/1/2026-3/1/2027	2,778	2,781	2,778
First National Capital, LLC (10)	Diversified Financial Services	9.00%	11/5/2021	8/1/2026	6,644	6,644	6,644
Freightsol LLC (10)	Road & Rail	12.51-12.89%	4/9/2019	11/1/2023	621	624	621
Garda CL Technical Services, Inc. (10)	Commercial Services & Supplies	8.30-8.77%	3/22/2018	6/5/2023-10/5/2023	264	264	264
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	1/4/2024	328	328	328
GMT Corporation (10)	Machinery	10.71%	10/23/2018	1/1/2026	4,564	4,568	4,564
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/8/2021	11/1/2025	923	923	923
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%	11/15/2018	5/1/2024-9/1/2025	257	257	251
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	5,518	5,548	5,407
Kool Pak, LLC (10)	Road & Rail	8.58%	2/5/2018	3/1/2024	154	154	154
Loc Performance Products, LLC (10)	Machinery	10.50%	12/29/2022	6/1/2027	744	744	744
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/2024-9/25/2024	7,500	7,500	7,361
Lux Credit Consultants, LLC (10)	Road & Rail	8.28-12.09%	6/17/2021	12/1/2024-12/1/2026	14,669	14,669	14,669
Lux Vending, LLC (10)	Consumer Finance	12.46-13.26%	8/20/2021	7/20/2024-10/1/2024	1,398	1,416	1,398
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	2/28/2025	340	339	340
Ozzies, Inc. (10)	Commercial Services & Supplies	10.72%	12/23/2022	1/1/2027	1,941	2,005	1,941
PCX Aerostructures LLC (10)	Aerospace & Defense	9.32%	11/23/2022	12/1/2028	2,574	2,574	2,574
Rane Light Metal Castings Inc. (10)	Machinery	10.00%	6/1/2020	6/1/2024	134	134	134
Rango, Inc. (10)	Commercial Services & Supplies	9.33-14.75%	9/24/2019	6/1/2023-11/1/2024	1,498	1,515	1,470
Royal Coach Lines, Inc.(10)	Road & Rail	9.56%	11/21/2019	8/1/2025	785	785	716
Royal Express Inc. (10)	Road & Rail	9.53%	1/17/2019	2/1/2024	361	362	361
Rotten Rock Hardscaping & Tree Service (10)	Diversified Consumer Services	8.21%	12/6/2022	12/6/2027	235	235	235
Signet Marine Corporation (10)	Transportation Infrastructure	8.50%	10/31/2022	11/1/2029	13,691	13,739	13,691
SLR Equipment Finance(2)	Multi-Sector Holdings	8.50%	1/24/2022	1/27/2024	2,500	2,500	2,500
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82-8.28%	6/30/2022	9/15/2026-12/29/2029	4,033	4,033	4,033
ST Coaches, LLC (10)	Road & Rail	8.47-8.58%	7/31/2017	7/1/2023-1/25/2025	1,482	1,482	1,421
Star Coaches Inc. (10)	Road & Rail	8.42%	3/9/2018	4/1/2025	2,751	2,751	2,469
Superior Transportation, Inc. (10)	Road & Rail	10.22-10.63%	7/31/2017	1/1/2026	3,002	3,002	3,002
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	4.07%	7/31/2017	1/15/2028	1,630	1,630	1,630
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-8.75%	10/8/2021	11/1/2024-12/1/2026	525	525	525
U.S. Crane & Rigging, LLC (10)	Commercial Services & Supplies	10.92%	12/23/2022	3/1/2027	1,946	1,946	1,946
Up Trucking Services, LLC (10)	Road & Rail	11.21%	3/23/2018	8/1/2024	401	403	401
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%	7/31/2019	8/1/2024-10/5/2025	533	534	533
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	344	344	330
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32-9.43%	9/23/2022	9/23/2027-4/1/2028	1,156	1,173	1,156
Zamborelli Enterprises Pacific Souther Foundation (10)	Diversified Consumer Services	8.91%	12/7/2022	1/1/2027	682	688	682
					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings		7/31/2017		200	145,000	120,820

Total Equipment Financing						$283,478	$258,044

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
March 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Preferred Equity – 0.4%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00	% (11)	6/8/2012	6/30/2023	49,880	$4,988	$3,801

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—57.9%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	6,347	$106	$—
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	65
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	90
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	260,000	129	345
KBH Topco LLC (Kingsbridge) (2)(5)(18)	Multi-Sector Holdings	11/3/2020	73,500,000	136,596	148,444
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2022	29,366	23	20
NSPC Holdings, LLC (National Spine) *	Health Care Providers & Services	2/13/2023	207,043	657	403
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	—
RD Holdco, Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	469,353	235	333
SLR Business Credit (2)(3)(19)	Diversified Financial Services	4/1/2022	100	81,583	90,370
SLR Credit Solutions (2)(3)(20)	Diversified Financial Services	12/28/2012	280,303	280,737	285,260
SLR Healthcare ABL (2)(3)(21)	Diversified Financial Services	4/1/2022	32,839	34,335	34,850
SLR Senior Lending Program LLC (2)(3)(25)	Asset Management	12/1/2022	—	9,500	9,534
Spectrum Pharmaceuticals, Inc. Warrants *	Biotechnology	9/21/2022	159,470	51	54
Vapotherm, Inc. Warrants*	Health Care Equipment & Supplies	2/18/2022	74,339	231	18
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	33,430	152	—

Total Common Equity/Equity Interests/Warrants				$565,941	$569,786

Total Investments (6) — 212.2%				$2,152,244	$2,088,461

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 43.2% U.S. Treasury Bill	Government	3/31/2023	6/29/2023	$430,000	$425,220	$425,082

Total Investments & Cash Equivalents — 255.4%					$2,577,464	$2,513,543
Liabilities in Excess of Other Assets — (155.4%)						(1,529,365)

Net Assets — 100.0%						$984,178

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of March 31, 2023.

(2)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2023 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2022	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend Income	Fair Value at March 31, 2023
Equipment Operating Leases, LLC	$3,741	$—	$111	$—	$3	$79	$3,633
Kingsbridge Holdings, LLC	80,000	—	—	—	(23)	2,380	80,000
KBH Topco, LLC (Kingsbridge)	148,444	—	—	—	—	3,500	148,444
Loyer Capital LLC	7,361	—	—	—	—	186	7,361
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, warrants)	—	—	—	—	—	—	—
RD Holdco, Inc. (debt)	6,521	—	—	—	234	—	6,755
SLR Business Credit	89,370	—	—	—	1,000	1,750	90,370
SLR Credit Solutions	288,760	—	—	—	(3,500)	5,000	285,260
SLR Equipment Finance (equity)	120,820	—	—	—	—	—	120,820
SLR Equipment Finance (debt)	5,000	2,500	5,000	—	—	66	2,500
SLR Healthcare ABL	34,350	—	—	—	500	865	34,850
SLR Senior Lending Program LLC	9,426	—	—	—	108	—	9,534
SOINT, LLC	3,801	61	—	—	(61)	61	3,801

	$797,594	$2,561	$5,111	$—	$(1,739)	$13,887	$793,328

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
March 31, 2023
(in thousands)

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on
investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2023, on a fair value basis, non-qualifying
assets in the portfolio represented 24.3% of the total assets of the Company.

(4)	The Company’s investment in SOINT, LLC includes a one dollar investment in common shares.
(5)	Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $1,314; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $156,877 and $155,563, respectively, based on a tax cost of $2,087,147. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

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

(17)	See note 11 to the consolidated financial statements.
(18)	See note 13 to the consolidated financial statements.
(19)	See note 15 to the consolidated financial statements.
(20)	See note 9 to the consolidated financial statements.
(21)	See note 14 to the consolidated financial statements.
(22)	BridgeBio Pharma, Inc. may elect to defer up to 3.00% of the coupon as PIK.
(23)	OmniGuide Holdings, Inc. may elect to defer up to 10.00% of the coupon as PIK.
(24)	Vapotherm, Inc. may elect to defer up to 9.00% of the coupon as PIK.
(25)	See note 17 to the consolidated financial statements.
(26)	iCIMS, Inc. may elect to defer up to 3.875% of the coupon as PIK.
*	Non-income producing security.
**	Investment is on non-accrual status.
See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
March 31, 2023
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2023
Diversified Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	21.9%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	17.4%
Health Care Providers & Services	11.4%
Health Care Equipment & Supplies	5.7%
Pharmaceuticals	5.3%
Software	4.2%
Biotechnology	3.9%
Insurance	3.2%
Diversified Consumer Services	2.6%
Capital Markets	2.1%
Personal Products	1.6%
Media	1.6%
Road & Rail	1.6%
Thrifts & Mortgage Finance	1.3%
Auto Parts & Equipment	1.2%
Packaged Foods & Meats	1.2%
Life Sciences Tools & Services	1.2%
Commercial Services & Supplies	1.1%
Wireless Telecommunication Services	1.1%
Internet Software & Services	1.0%
Building Products	0.9%
Trading Companies & Distributors	0.8%
Health Care Technology	0.8%
Transportation Infrastructure	0.7%
Communications Equipment	0.7%
Internet & Catalog Retail	0.6%
IT Services	0.6%
Leisure Equipment & Products	0.5%
Specialty Retail	0.5%
Asset Management	0.5%
Hotels, Restaurants & Leisure .	0.3%
Auto Components	0.3%
Oil, Gas & Consumable Fuels	0.3%
Aerospace & Defense	0.3%
Airlines	0.3%
Machinery	0.3%
Footwear	0.3%
Food Products	0.2%
Metals & Mining	0.2%
Food & Staples Retailing	0.1%
Water Utilities	0.1%
Consumer Finance	0.1%
Construction & Engineering	0.0%
Energy Equipment & Services	0.0%
Containers & Packaging	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)		Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 124.6%
First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation(16)	Health Care Providers & Services	L+550		1.00%	10.09%		5/7/2018	5/9/2025	$17,103	$16,793	$17,103
All State Ag Parts, LLC(16)	Trading Companies & Distributors	S+575		1.00%	10.19%		4/1/2022	9/1/2026	4,197	4,081	4,197
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	—		5/5/2016	9/9/2021	36,135	25,926	—
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	—		9/17/2021	1/31/2023	6,405	6,254	224
AmeriMark Intermediate Holdings, LLC(14)	Internet & Catalog Retail	L+800		1.00%	14.77%		7/28/2021	10/15/2026	24,087	23,711	22,882
Apex Services Partners, LLC(16)	Diversified Consumer Services	S+525		1.00%	9.80%		8/31/2022	7/31/2025	14,021	13,644	14,021
Atria Wealth Solutions, Inc.(16)	Diversified Financial Services	S+600		1.00%	10.84%		9/14/2018	2/29/2024	8,149	8,107	8,149
Basic Fun, Inc.(16)	Specialty Retail	L+550		1.00%	10.27%		10/30/2020	10/30/2023	2,162	2,152	2,162
BayMark Health Services, Inc.(16)	Health Care Providers & Services	L+500		1.00%	9.73%		4/1/2022	6/11/2027	9,432	9,078	9,432
BDG Media, Inc.	Media	L+900		0.25%	13.17%		7/18/2022	4/27/2023	14,454	14,454	14,454
CC SAG Holdings Corp. (Spectrum Automotive)(16)	Diversified Consumer Services	L+575		0.75%	10.48%		6/29/2021	6/29/2028	20,427	20,057	20,427
Composite Technology Acquisition Corp.(16)	Building Products	L+475		1.00%	9.73%		4/1/2022	2/1/2025	10,386	9,983	10,386
Copper River Seafoods, Inc.	Food Products	P+275		—	10.25%		8/31/2022	4/23/2025	8,405	8,405	8,405
DeepIntent, Inc.	Media	P+175		—	9.25%		10/12/2022	3/25/2025	16,951	16,951	16,951
Enhanced Permanent Capital, LLC(3)	Capital Markets	L+700		1.00%	10.13%		12/29/2020	12/29/2025	35,205	34,496	35,205
ENS Holdings III Corp. & ES Opco USA LLC (Bluefin)(16)..	Trading Companies & Distributors	S+475		1.00%	9.43%		4/1/2022	12/31/2025	4,978	4,804	4,978
Enverus Holdings, Inc. (fka Drilling Info Holdings)(16)	IT Services	L+450		—	8.88%		4/1/2022	7/30/2025	11,598	11,129	11,598
Erie Construction Mid-west, LLC(16)	Building Products	S+475		1.00%	9.79%		4/1/2022	7/30/2027	8,915	8,580	8,915
Foundation Consumer Brands, LLC(16)	Personal Products	L+550		1.00%	10.15%		2/12/2021	2/12/2027	35,273	34,421	35,273
GSM Acquisition Corp.(16)	Leisure Equipment & Products	S+500		1.00%	9.03%		4/1/2022	11/16/2026	11,022	10,562	10,912
Higginbotham Insurance Agency, Inc.(16)	Insurance	L+525		0.75%	9.63%		4/1/2022	11/25/2026	6,223	5,994	6,223
High Street Buyer, Inc.(16)	Insurance	L+600		0.75%	10.73%		4/1/2022	4/16/2028	5,188	4,900	5,188
Human Interest Inc.	Internet Software & Services	S+785		1.00%	11.97%		6/30/2022	7/1/2027	20,104	19,783	20,104
iCIMS, Inc.	Software	S+725		0.75%	11.52	% (26)	8/18/2022	8/18/2028	32,084	31,548	31,522
Ivy Fertility Services, LLC	Health Care Providers & Services	L+625		1.00%	10.39%		12/22/2021	2/25/2026	30,092	29,415	30,393
Kaseya, Inc.(16)	Software	S+575		0.75%	10.33%		6/22/2022	6/23/2029	32,426	31,966	32,426
Kid Distro Holdings, LLC (Distro Kid)(16)	Software	L+575		1.00%	10.48%		9/24/2021	10/1/2027	26,452	26,015	26,452
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700		1.00%	10.75%		12/21/2018	12/21/2024	80,000	79,800	80,000
KORE Wireless Group, Inc.(16)	Wireless Telecommunication Services	S+550		—	10.08%		12/21/2018	12/21/2024	23,588	23,123	23,588
Logix Holding Company, LLC(16)	Communications Equipment	L+575		1.00%	10.13%		9/14/2018	12/22/2024	14,009	13,246	13,449
Luxury Asset Capital, LLC(16)	Thrifts & Mortgage Finance	S+675		1.00%	10.99%		7/15/2022	7/15/2027	27,500	26,991	27,500
Maurices, Incorporated(16)	Specialty Retail	S+675		1.00%	8.74%		8/27/2021	6/1/2024	7,808	7,678	7,808
Montefiore Nyack Hospital	Health Care Providers & Services	L+495		—	9.72%		8/9/2022	11/15/2024	3,966	3,966	3,966
NAC Holdings Corporation (Jaguar)(16)	Insurance	S+525		1.00%	9.45%		7/30/2021	9/28/2024	28,603	28,214	28,603
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+500		1.00%	7.31%		4/1/2022	6/2/2024	2,681	2,564	2,547
One Touch Direct, LLC	Commercial Services & Supplies	P+75		—	8.25%		4/3/2020	3/30/2024	4,431	4,431	4,431
Orthopedic Care Partners Management, LLC	Health Care Providers & Services	S+650		1.00%	10.91%		8/17/2022	5/16/2024	3,111	3,092	3,111
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	S+625		1.00%	10.67%		8/19/2022	12/4/2024	1,327	1,309	1,313
Peter C. Foy & Associates Insurance Services, LLC	Insurance	S+600		0.75%	10.44%		4/1/2022	11/1/2028	10,854	10,699	10,854
PhyNet Dermatology LLC	Health Care Providers & Services	S+625	(15)	1.00%	9.81%		9/5/2018	8/16/2024	14,458	14,420	14,458
Pinnacle Treatment Centers, Inc.(16)	Health Care Providers & Services	S+650		1.00%	10.57%		1/22/2020	1/2/2026	27,997	27,528	27,367
Plastics Management, LLC(16)	Health Care Providers & Services	S+500		1.00%	9.89%		4/1/2022	8/18/2027	9,491	9,161	9,491
PPT Management Holdings, LLC(16)	Health Care Providers & Services	L+850	(11)	1.00%	12.83%		9/14/2018	1/30/2023	32,163	31,987	25,827
RQM+ Corp.(16)	Life Sciences Tools & Services	S+575		1.00%	10.97%		8/20/2021	8/12/2026	26,823	26,455	26,823
RSC Acquisition, Inc.(16)	Insurance	S+550		0.75%	9.26%		4/1/2022	11/1/2026	6,985	6,813	6,985
RxSense Holdings LLC(16)	Diversified Consumer Services	L+500		1.00%	9.41%		4/1/2022	3/13/2026	11,775	11,357	11,775
SCP Eye Care, LLC	Health Care Providers & Services	S+575		1.00%	9.46%		10/6/2022	10/5/2029	8,314	8,050	8,044
SHO Holding I Corporation (Shoes for Crews)(16)	Footwear	L+523		1.00%	9.66%		4/1/2022	4/27/2024	5,704	5,361	5,419
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+600		1.00%	10.77%		6/3/2022	1/27/2026	1,399	1,387	1,399
SPAR Marketing Force, Inc	Media	P+95		—	8.45%		7/18/2022	10/10/2024	9,162	9,162	9,162
Stryten Resources LLC	Auto Parts & Equipment	S+800		1.00%	12.44%		8/11/2021	10/12/2026	25,922	25,506	25,922
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	L+575		0.75%	10.48%		6/16/2021	6/16/2028	24,953	24,446	24,953
TAUC Management, LLC(16)	Health Care Providers & Services	L+525		1.00%	9.98%		4/1/2022	2/12/2027	6,899	6,585	6,864
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+550		1.00%	10.14%		4/1/2022	12/31/2026	9,996	9,527	9,996
Ultimate Baked Goods Midco LLC (Rise Baking)(16)	Packaged Foods & Meats	L+650		1.00%	10.88%		8/12/2021	8/13/2027	24,789	24,038	24,789
Vessco Midco Holdings, LLC(16)	Water Utilities	L+450		1.00%	7.87%		4/1/2022	11/2/2026	1,728	1,668	1,728
World Insurance Associates, LLC(16)	Insurance	S+575		1.00%	9.31%		4/1/2022	4/1/2026	31,624	30,785	30,359

Total First Lien Bank Debt/Senior Secured Loans										$912,558	$886,513

Second Lien Asset-Based Senior Secured Loans
ACRES Commercial Mortgage, LLC	Diversified Financial Services	S+705		1.00%	11.38%		12/24/2021	8/21/2028	29,925	$29,398	$29,925

Second Lien Bank Debt/Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975	(11)	1.00%	—		12/23/2013	10/12/2026	13,043	$11,791	$6,521

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued) —
First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.(16)	Pharmaceuticals	L+765	1.78%	11.82%		12/31/2019	7/1/2024	$23,159	$23,894	$24,433
Apeel Technology, Inc	Biotechnology	S+625	1.00%	8.75%		6/29/2022	6/1/2027	3,643	3,620	3,643
Arcutis Biotherapeutics, Inc.(3)	Pharamceuticals	L+745	0.10%	11.62%		12/22/2021	1/1/2027	66,849	67,077	67,685
Ardelyx, Inc.(3)	Pharmaceuticals	L+795	0.10%	12.12%		2/23/2022	3/1/2027	9,475	9,437	9,499
BridgeBio Pharma, Inc.(3)	Biotechnology	—	—	9.00	% (22)	11/17/2021	11/17/2026	39,839	39,340	39,839
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	11.42%		6/28/2019	1/1/2024	11,844	12,372	12,555
Cerapedics, Inc.	Biotechnology	S+620	2.75%	10.52%		12/27/2022	1/1/2028	26,939	26,874	26,872
Glooko, Inc.(16)	Health Care Technology	L+790	0.10%	12.07%		9/30/2021	10/1/2026	15,883	15,867	15,922
Meditrina, Inc.	Health Care Equipment & Supplies	S+550	3.45%	9.82%		12/20/2022	12/1/2027	3,367	3,338	3,359
Neuronetics, Inc.(16)	Health Care Equipment & Supplies	L+765	1.66%	11.82%		3/2/2020	2/28/2025	18,012	18,450	19,003
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	L+1405	0.10%	18.22	% (23)	7/30/2018	7/1/2023	19,201	19,380	19,777
Outset Medical, Inc.(3)	Health Care Equipment & Supplies	S+515	2.75%	9.33%		11/3/2022	11/1/2027	35,084	34,880	34,820
Spectrum Pharmaceuticals, Inc.(16)	Biotechnology	S+570	2.30%	9.88%		9/21/2022	9/1/2027	10,525	10,406	10,420
Vapotherm, Inc.	Health Care Equipment & Supplies	S+830	1.00%	12.58	% (24)	2/18/2022	2/1/2027	34,455	34,270	34,628

Total First Lien Life Science Senior Secured Loans									$319,205	$322,455

Total Senior Secured Loans									$1,272,952	$1,245,414

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 26.6%
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-9.64%	2/12/2021	3/1/2025-12/1/2026	$2,264	$2,262	$2,262
AFG Dallas III, LLC (10)	Diversified Consumer Services	10.00%	8/11/2022	8/11/2026-8/29/2026	1,036	1,036	1,036
Air Methods Corporation (10)	Airlines	7.08-7.13%	11/3/2021	11/3/2026-11/23/2026	3,600	3,660	3,600
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	9/15/2024	1,059	1,059	1,069
Bazzini, LLC (10)	Food & Staples Retailing	10.46%	12/23/2022	1/1/2028	2,365	2,440	2,365
Boart Longyear Company (10)	Metals & Mining	8.31-10.44%	5/28/2020	7/1/2024-10/7/2026	4,568	4,568	4,568
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/1/2022	8/1/2026	153	153	153
C-Port/Stone LLC (10)	Oil, Gas & Consumable Fuels	8.54%	10/7/2022	11/1/2027	6,708	6,514	6,507
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023-6/22/2026	2,241	2,241	2,214
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	1,055	1,055	1,055
CKD Holdings, Inc. (10)	Road & Rail	8.10-8.60%	9/22/2022	3/22/2026-9/22/2027	3,690	3,690	3,690
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	9.36-13.01%	5/27/2021	4/1/2025-1/1/2028	6,539	6,539	6,539
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	1,828	1,849	1,828
Drillers Choice, Inc. (10)	Commercial Services & Supplies	8.00%	10/31/2022	11/1/2027	1,589	1,589	1,589
EasyPak, LLC (10)	Containers & Packaging	9.01%	1/6/2021	1/1/2024	276	276	276
Energy Drilling Services, LLC (10)	Diversified Consumer Services	6.58-9.16%	8/26/2022	12/9/2025-9/1/2027	1,321	1,321	1,295
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	5,270	5,300	5,270
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	8.37%	4/27/2018	4/27/2025	3,837	3,837	3,741
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50-9.02%	10/28/2021	10/1/2026-3/1/2027	2,938	2,941	2,938
First National Capital, LLC (10)	Diversified Financial Services	9.00%	11/5/2021	8/1/2026	7,116	7,116	7,116
Freightsol LLC (10)	Road & Rail	12.51-12.89%	4/9/2019	11/1/2023	779	784	779
Garda CL Technical Services, Inc. (10)	Commercial Services & Supplies	8.30-8.77%	3/22/2018	6/5/2023-10/5/2023	469	469	468
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	1/4/2024	425	425	425
GMT Corporation (10)	Machinery	10.71%	10/23/2018	1/1/2026	4,801	4,806	4,801
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/8/2021	11/1/2025	997	997	997
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%	11/15/2018	5/1/2024-9/1/2025	290	290	283
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	6,072	6,109	5,951
Kool Pak, LLC (10)	Road & Rail	8.58%	2/5/2018	3/1/2024	194	194	194
Loc Performance Products, LLC (10)	Machinery	10.50%	12/29/2022	6/1/2027	767	767	767
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/2024-9/25/2024	7,500	7,500	7,361
Lux Credit Consultants, LLC (10)	Road & Rail	8.28-12.09%	6/17/2021	12/1/2024-12/1/2026	16,411	16,411	16,411
Lux Vending, LLC (10)	Consumer Finance	12.46-13.26%	8/20/2021	8/20/2024-10/1/2024	1,638	1,663	1,638
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	2/28/2025	369	368	369
Ozzies, Inc. (10)	Commercial Services & Supplies	10.72%	12/23/2022	1/1/2027	2,005	2,072	2,005
PCX Aerostructures LLC (10)	Aerospace & Defense	9.32%	11/23/2022	12/1/2028	2,658	2,658	2,658
Rane Light Metal Castings Inc. (10)	Machinery	10.00%	6/1/2020	6/1/2024	159	159	159
Rango, Inc. (10)	Commercial Services & Supplies	9.33-9.79%	9/24/2019	4/1/2023-11/1/2024	1,940	1,960	1,904
Royal Coach Lines, Inc.(10)	Road & Rail	9.56%	11/21/2019	8/1/2025	849	849	775
Royal Express Inc. (10)	Road & Rail	9.53%	1/17/2019	2/1/2024	428	431	428
Rotten Rock Hardscaping & Tree Service (10)	Diversified Consumer Services	8.21%	12/6/2022	12/6/2027	245	245	245
Signet Marine Corporation (10)	Transportation Infrastructure	8.50%	10/31/2022	7/1/2029	14,102	14,152	14,102
SLR Equipment Finance(2)	Multi-Sector Holdings	8.50%	1/24/2022	1/24/2023	5,000	5,000	5,000
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82-8.28%	6/30/2022	9/15/2026-12/29/2029	4,139	4,139	4,139
ST Coaches, LLC (10)	Road & Rail	8.47-8.58%	7/31/2017	7/1/2023-1/25/2025	1,521	1,521	1,459
Star Coaches Inc. (10)	Road & Rail	8.42%	3/9/2018	4/1/2025	2,887	2,887	2,591
Superior Transportation, Inc. (10)	Road & Rail	10.22-10.63%	7/31/2017	1/1/2026	3,369	3,369	3,369
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	4.07%	7/31/2017	1/15/2028	1,706	1,706	1,706
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-8.75%	10/8/2021	11/1/2024-12/1/2026	577	577	577
U.S. Crane & Rigging, LLC (10)	Commercial Services & Supplies	10.92%	12/23/2022	3/1/2027	2,005	2,005	2,005
Up Trucking Services, LLC (10)	Road & Rail	11.21%	3/23/2018	8/1/2024	469	473	469
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%	7/31/2019	8/1/2024-10/5/2025	604	605	604
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	386	386	371
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32-9.36%	9/23/2022	9/23/2027-10/28/2027	304	308	304
Zamborelli Enterprises Pacific Souther Foundation (10)	Diversified Consumer Services	8.91%	12/7/2022	1/1/2027	707	714	707
					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings		7/31/2017		200	145,000	120,820

Total Equipment Financing						$291,445	$265,952

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
Common Equity/Equity Interests/Warrants— 57.1%
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

Name of Issuer	Fair Value at December 31, 2021	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend Income	Fair Value at December 31, 2022
Equipment Operating Leases, LLC	$18,939	$—	$15,833	$—	$635	$749	$3,741
Kingsbridge Holdings, LLC	80,000	—	—	—	(87)	7,402	80,000
KBH Topco, LLC (Kingsbridge)	145,996	—	—	—	2,448	15,225	148,444
Loyer Capital LLC	10,725	—	3,500	—	136	1,003	7,361
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	5,216	—	—	—	(5,216)	—	—
RD Holdco, Inc. (Rug Doctor, warrants)	—	—	—	—	—	—	—
RD Holdco, Inc. (debt)	11,829	685	—	—	(5,280)	(18)	6,521
SLR Business Credit	—	81,583	—	—	7,787	5,150	89,370
SLR Credit Solutions	298,766	—	—	—	(10,006)	20,500	288,760
SLR Equipment Finance (equity)	129,102	—	—	—	(8,282)	—	120,820
SLR Equipment Finance (debt)	—	5,000	—	—	—	379	5,000
SLR Healthcare ABL	—	34,335	—	—	15	2,595	34,350
SLR Senior Lending Program LLC	—	9,500	—	—	(74)	—	9,426
SOAGG LLC	1,121	—	447	—	(674)	647	—
SOINT, LLC	4,509	266	942	—	(32)	266	3,801

	$706,203	$131,369	$20,722	$—	$(18,630)	$53,898	$797,594

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

(17)	See note 11 to the consolidated financial statements.
(18)	See note 13 to the consolidated financial statements.
(19)	See note 15 to the consolidated financial statements.
(20)	See note 9 to the consolidated financial statements.
(21)	See note 14 to the consolidated financial statements.
(22)	BridgeBio Pharma, Inc. may elect to defer up to 3.00% of the coupon as PIK.
(23)	OmniGuide Holdings, Inc. may elect to defer up to 10.00% of the coupon as PIK.
(24)	Vapotherm, Inc. may elect to defer up to 8.00% of the coupon as PIK.
(25)	See note 17 to the consolidated financial statements.
(26)	iCIMS, Inc. may elect to defer up to 3.875% of the coupon as PIK.
*	Non-income producing security.
**	Investment is on non-accrual status.
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2023
(in thousands, except share amounts)
Note 1. Organization
SLR Investment Corp. (the “Company”, “we”, “us” or “our”), a Maryland corporation formed in November 2007, is a closed-end,
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
2023.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2023
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2023
(in thousands, except share amounts)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC
820-10,
certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2023, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
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
March 31, 2023
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2023
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
The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment
basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2023 and 2022.
For the three months ended March 31, 2023 and 2022, the Company recognized $7,706 and $7,216, respectively, in base management fees and $5,509 and $0, respectively, in performance-based incentive fees. For the three months ended March 31, 2023 and 2022, $110 and $0, respectively, of such performance-based incentive fees were waived. The Investment Adviser has agreed to waive incentive fees resulting from income earned due to the accretion of purchase discount allocated to investments acquired as a result of the Mergers. Fees waived pursuant to the above are not subject to recoupment by the Investment Adviser.
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
For the three months ended March 31, 2023 and 2022, the Company recognized expenses under the Administration Agreement of $1,508 and $1,183 respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2023 and 2022.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2023
(in thousands, except share amounts)

Note 4. Net Asset Value Per Share
At March 31, 2023, the Company’s total net assets and net asset value per share were $984,178 and $18.04, respectively. This compares to total net assets and net asset value per share at December 31, 2022 of $999,731 and $18.33, respectively.
Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC
260-10,
for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022

Earnings per share (basic & diluted)
Numerator - net increase in net assets resulting from operations:	$6,824	$1,463
Denominator - weighted average shares:	54,554,651	42,260,826
Earnings per share:	$0.13	$0.04
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2023
(in thousands, except share amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of March 31, 2023 and December 31, 2022:
Fair Value Measurements
As of March 31, 2023

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,256,830	$—	$1,256,830
Equipment Financing	—	—	258,044	—	258,044
Preferred Equity	—	—	3,801	—	3,801
Common Equity/Equity Interests/Warrants	333	—	559,919	9,534	569,786

Total Investments $	$333	$—	$2,078,594	$9,534	$2,088,461

Fair Value Measurements
As of December 31, 2022

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,245,414	$—	$1,245,414
Equipment Financing	—	—	265,952	—	265,952
Preferred Equity	—	—	3,801	—	3,801
Common Equity/Equity Interests/Warrants	483	—	561,600	9,426	571,509

Total Investments $	$483	$—	$2,076,767	$9,426	$2,086,676

*
In accordance with ASC
820-10,
certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities. The portfolio investment in this category is SSLP. See Note 17 for more information on this investment, including its investment strategy and the Company’s unfunded equity commitment to SSLP. This investment is not redeemable by the Company absent an election by the members of the entity to liquidate all investments and distribute the proceeds to the members.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2023
(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2023:
Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total

Fair value, December 31, 2022	$1,245,414	$265,952	$3,801	$561,600	$2,076,767
Total gains or losses included in earnings:
Net realized gain	824	—	—	—	824
Net change in unrealized gain (loss)	(13,469)	60	(61)	(2,360)	(15,830)
Purchase of investment securities	153,570	7,346	61	679	161,656
Proceeds from dispositions of investment securities	(129,509)	(15,314)	—	—	(144,823)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, March 31, 2023	$1,256,830	$258,044	$3,801	$559,919	$2,078,594

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(13,081)	$60	$(61)	$(2,360)	$(15,442)

While the Company has not made an election to apply the fair value option of accounting to any of its current debt obligations, if the Company’s debt obligations were carried at fair value at March 31, 2023, the fair value of the Credit Facility, SPV Credit Facility, 2024 Unsecured Notes, 2025 Unsecured Notes, 2026 Unsecured Notes, 2027 Unsecured Notes and 2027 Series F Unsecured Notes would be $488,000, $164,200, $118,750, $79,688, $67,875, $42,750 and $117,788, respectively.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2023
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2023
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
as of March 31, 2023 is
summarized
in the
table below:

	Asset or Liability	Fair Value at March 31, 2023		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)

Senior Secured Loans	Asset	$ $	1,209,664 47,166	Income Approach Market Multiple (1)	Market Yield Comparable Multiple	9.3% – 18.2% ( 12.0%) 0.1x- 21.4x ( 10.0x )
Equipment Financing	Asset	$ $	137,224 120,820	Income Approach Market Multiple (2)	Market Yield Comparable Multiple	8.5% – 9.8% ( 9.8%) 1.1x- 1.4x ( 1.2 x )
Preferred Equity	Asset		$3,801	Income Approach	Market Yield	5.0% – 5.0% ( 5.0%)
Common Equity/Equity Interests/Warrants	Asset	$ $	149,439 410,480	Market Multiple (3) Market Approach	Comparable Multiple Return on Equity	7.8 x – 9.8 x ( 8.8 x) 5.5% – 35.2% ( 10.4%)

(1)	Investments are valued using a sum-of-the parts analysis, using expected revenue multiples for certain segments of the businesses and expected EBITDA multiples for certain segments of the businesses.
(2)	Includes $120,820 of investments valued using an implied multiple.
(3)	Includes $995 of investments valued using a Black-Scholes model and $148,444 of investments valued using an EBITDA multiple.
Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2022 is summarized
in the table below:

	Asset or Liability	Fair Value at December 31, 2022		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)

Senior Secured Loans	Asset	$ $	1,212,842 32,572	Income Approach Market Multiple (1)	Market Yield Comparable Multiple	9.4% – 18.2% (12.0%) 0.1x-21.4x (12.4x)
Equipment Financing	Asset	$ $	145,132 120,820	Income Approach Market Multiple (2)	Market Yield Comparable Multiple	8.5% – 9.7% (9.7%) 1.1x-1.4x (1.2x)
Preferred Equity	Asset		$3,801	Income Approach	Market Yield	5.0% – 5.0% (5.0%)
Common Equity/Equity Interests/Warrants	Asset	$ $	149,120 412,480	Market Multiple (3) Market Approach	Comparable Multiple Return on Equity	7.8x – 9.8x (8.8x) 6.6% – 35.2% (9.2%)

(1)	Investments are valued using a sum-of-the parts analysis, using expected revenue multiples for certain segments of the businesses and expected EBITDA multiples for certain segments of the businesses.
(2)	Includes $120,820 of investments valued using an implied multiple.
(3)	Includes $676 of investments valued using a Black-Scholes model and $148,444 of investments valued using an EBITDA multiple.
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2023
(in thousands, except share amounts)

Note 7. Debt
Our debt obligations consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value

Credit Facility	$488,000	$483,547	(1)	$393,000	$388,254	(1)
SPV Credit Facility	164,200	163,367	(2)	155,200	154,302	(2)
2023 Unsecured Notes	—	—		75,000	74,979	(3)
2024 Unsecured Notes	125,000	124,491	(4)	125,000	124,421	(4)
2025 Unsecured Notes	85,000	84,654	(5)	85,000	84,613	(5)
2026 Unsecured Notes	75,000	74,527	(6)	75,000	74,498	(6)
2027 Unsecured Notes	50,000	49,956	(7)	50,000	49,953	(7)
2027 Series F Unsecured Notes	135,000	134,980	(8)	135,000	134,978	(8)

	$1,122,200	$1,115,522		$1,093,200	$1,085,998

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $4,453 and $4,746 as of March 31, 2023 and December 31, 2022, respectively.
(2)	Carrying Value equals the Face Amount net of unamortized market discount of $833 and $898 as of March 31, 2023 and December 31, 2022, respectively.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $21 as of December 31, 2022.
(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $509 and $579 as of March 31, 2023 and December 31, 2022, respectively.
(5)	Carrying Value equals the Face Amount net of unamortized market discount of $346 and $387 as of March 31, 2023 and December 31, 2022, respectively.
(6)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $473 and $502 as of March 31, 2023 and December 31, 2022, respectively.
(7)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $44 and $47 as of March 31, 2023 and December 31, 2022, respectively.
(8)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $20 and $22 as of March 31, 2023 and December 31, 2022, respectively.
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
March 31, 2023
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
On November 22, 2017, we issued $75,000 in aggregate principal amount of publicly registered 2023 Unsecured Notes for net proceeds of $73,846. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and July 20, at a fixed rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes were repaid in full on the maturity date, January 20, 2023.
Revolving and Term Loan Facilities
On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to the Company’s assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, the commitment under the SPV Credit Facility is $225,000; however, the commitment can also be expanded up to $600,000. The stated interest rate on the SPV Credit Facility is LIBOR plus
2.00%-2.50%
with no LIBOR floor requirement and the current final maturity date is June 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, the Company as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At March 31, 2023, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $164,200.
On December 28, 2021, the Company closed on Amendment No. 1 to its August 28, 2019 senior secured credit agreement (the “Credit Facility”). Following the amendment and a November 2022 upsizing, the Credit Facility is composed of $625,000 of revolving credit and $100,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of
1.75%-2.00%
or the alternate base rate plus
0.75%-1.00%.
The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At March 31, 2023, outstanding USD equivalent borrowings under the Credit Facility totaled $488,000, composed of $388,000 of revolving credit and $100,000 of term loans.
Certain
 covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.
The
 average annualized interest cost for all borrowings for the three months ended March 31, 2023 and the year ended December 31, 2022 was
5.39
% and
4.09
%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the SPV Credit Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the three months ended March 31, 2023 and the year ended December 31, 2022 were $
1,122,200
and $
1,164,200
, respectively.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2023
(in thousands, except share amounts)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Per Share Data: (a)
Net asset value, beginning of year	$18.33	$19.93

Net investment income	0.41	0.32
Net realized and unrealized loss	(0.29)	(0.28)

Net increase in net assets resulting from operations	0.12	0.04
Distributions to stockholders:
From distributable earnings	(0.41)	(0.41)
From return of capital	(0.00)	—

Net asset value, end of period	$18.04	$19.56

Per share market value, end of period	$15.04	$18.13
Total Return (b)(c)	11.01%	0.60%
Net assets, end of period	$984,178	$826,417
Shares outstanding, end of period	54,554,634	42,260,826
Ratios to average net assets (c):
Net investment income	2.22%	1.60%

Operating expenses	1.61%*	1.33%
Interest and other credit facility expenses	1.53%	0.99%

Total expenses	3.14%*	2.32%

Average debt outstanding	$1,075,344	$815,194
Portfolio turnover ratio	7.0%	4.1%

(a)	Calculated using the average shares outstanding method.
(b)
Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. The market price per share as of December 31, 2022 and December 31, 2021 was $13.91 and $18.43, respectively. Total return does not include a sales load.

(c)	Not annualized for periods less than one year.
*
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of the performance-based incentive fee waiver (see note 3). For the three months ended March 31, 2023, the ratios of operating expenses to average net assets and total expenses to average net assets would be 1.62% and 3.15%, respectively, without the performance-based incentive fee waiver.

Note 9. S
L
R Credit Solutions
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

Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of March 31, 2023, total commitments to the revolving credit facility are $300,000.
As of March 31, 2023 SLR Credit had 28 funded commitments to 24 different issuers with total funded loans of approximately $423,163 on total assets of $435,275. As of December 31, 2022 SLR Credit had 29 funded commitments to 25 different issuers with total funded loans of approximately $439,484 on total assets of $460,683. As of March 31, 2023 and December 31, 2022, the largest loan outstanding totaled $37,232 and $33,420, respectively. For the same periods, the average exposure per issuer was $17,632 and $17,579, respectively. SLR Credit’s credit facility, which is non-recourse
to the Company, had approximately $207,837 and $224,325 of borrowings outstanding at March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, SLR Credit had net income (loss) of ($9,672) and $2,780, respectively, on gross income of $14,555 and $6,694, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2023
(in thousands, except share amounts)

Note 10. Commitments and Contingencies
Off-Balance
Sheet Arrangements
The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit and SLR Healthcare. The total amount of these unfunded commitments as of March 31, 2023 and December 31, 2022 is $336,319 and $323,663, respectively, comprised of the following:

	March 31, 2023	December 31, 2022

SLR Credit Solutions*	$44,263	$44,263
Outset Medical, Inc	35,084	35,084
Apeel Technology, Inc	32,786	32,786
CC SAG Holdings Corp. (Spectrum Automotive)..	20,670	20,670
Human Interest, Inc	20,104	20,104
Glooko, Inc	17,868	17,868
ONS MSO, LLC	10,961	—
iCIMS, Inc	10,360	11,435
BDG Media, Inc	10,224	3,546
World Insurance Associates, LLC	9,190	17,117
Spectrum Pharmaceuticals, Inc.	8,771	8,771
Arcutis Biotherapeutics, Inc	8,356	8,356
Atria Wealth Solutions, Inc	8,215	8,215
Copper River Seafoods, Inc.	7,857	3,595
Ardelyx, Inc	7,752	7,752
Luxury Asset Capital, LLC	7,500	7,500
Cerapedics, Inc	6,735	6,735
United Digestive MSO Parent, LLC	5,259	—
RSC Acquisition, Inc	5,002	7,498
Kaseya, Inc	3,807	3,936
Urology Management Holdings, Inc	3,596	—
SLR Equipment Finance	3,500	1,000
Vessco Midco Holdings, LLC	3,455	3,892
Meditrina, Inc	3,367	3,367
One Touch Direct, LLC	3,185	3,069
DeepIntent, Inc	3,118	3,049
Foundation Consumer Brands, LLC	3,009	3,009
Maurices, Incorporated	2,745	4,314
Basic Fun, Inc	2,687	2,675
Kid Distro Holdings, LLC	2,650	2,650
SPAR Marketing Force, Inc.	2,551	1,338
SCP Eye Care, LLC	2,388	2,771
Ultimate Baked Goods Midco LLC	2,224	1,636
Pediatric Home Respiratory Services, LLC	1,805	1,805
Southern Orthodontic Partners Management, LLC	1,586	1,918
Montefiore Nyack Hospital	1,400	1,034
SLR Healthcare ABL*	1,400	1,400
RxSense Holdings LLC	1,250	1,250
Erie Construction Mid-west, LLC	1,248	1,248
American Teleconferencing Services, Ltd	1,137	1,090
Enverus Holdings, Inc	1,004	1,004
Orthopedic Care Partners Management, LLC.	971	1,620
Composite Technology Acquisition Corp	970	1,537
Pinnacle Treatment Centers, Inc.	960	1,745
SunMed Group Holdings, LLC	908	843
GSM Acquisition Corp	862	784
Tilley Distribution, Inc.	635	525
High Street Buyer, Inc.	327	327
ENS Holdings III Corp, LLC	317	144
TAUC Management, LLC	294	294
All State Ag Parts, LLC	6	135
Plastics Management, LLC	—	2,424
Ivy Fertility Services, LLC	—	1,571
NAC Holdings Corporation	—	1,479
Peter C. Foy & Associates Insurance Services, LLC.	—	1,094
BayMark Health Services, Inc.	—	391

Total Commitments	$336,319	$323,663

*	The Company controls the funding of the SLR Credit Solutions and SLR Healthcare ABL commitments and may cancel them at its discretion.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2023
(in thousands, except share amounts)

In addition to the above, please see SLR Senior Lending Program LLC herein where the Company has a remaining equity commitment of $40,500 in which the Company also controls such funding. The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2023 and December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate
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
As of March 31, 2023, SLR Equipment had 129 funded equipment-backed leases and loans to 53 different customers with a total net investment in leases and loans of approximately $188,633 on total assets of $236,635. As of December 31, 2022, SLR Equipment had 131 funded equipment-backed leases and loans to 59 different customers with a total net investment in leases and loans of approximately $190,830 on total assets of $241,813. As of March 31, 2023 and December 31, 2022, the largest position outstanding totaled $19,259 and $19,259, respectively. For the same periods, the average exposure per customer was $3,559 and $3,234, respectively. SLR Equipment’s credit facility, which is non-recourse
to the Company, had approximately $113,132 and $114,977 of borrowings outstanding at March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and March 31, 2022, SLR Equipment had net income of $1,038 and $594, respectively, on gross income of $6,337 and $5,173, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions.
Note 12. Capital Share Transactions
As of March 31, 2023 and March 31, 2022, 200,000,000 shares of $0.01 par value capital stock were authorized.
Transactions in capital stock were as follows:

	Shares		Amount
	For the three months ended March 31, 2023	For the three months ended March 31, 2022	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Shares repurchased	(746)	—	$(10)	$—

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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2023
(in thousands, except share amounts)

As of March 31, 2023 and December 31, 2022, KBHT had total assets of $778,489 and $777,151, respectively. For the same periods, debt recourse to KBHT totaled $225,119 and $222,094, respectively, and non-recourse
debt totaled $360,090 and $353,128, respectively. None of the debt is recourse to the Company. For the three months ended March 31, 2023 and 2022, KBHT had net income of $2,627 and $3,399, respectively, on gross income of $68,007 and $66,426, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.
Note 14. SLR Healthcare ABL
SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized
companies operating in the healthcare industry. SUNS initial investment in SLR Healthcare ABL was $
32,839
. The management team of SLR Healthcare
co-invested
in the transaction and continues to lead SLR Healthcare. As of September 30, 2022, SLR Healthcare’s management team and the Company own approximately
7
% and
93
% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022.
Concurrent with the closing of the transaction, SLR Healthcare entered into a new, four-year
,
non-recourse,
$
100,000
credit facility with
non-affiliates,
which was expandable to $
150,000
under its accordion feature. Effective March 31, 2014, the credit facility was expanded to $
105,000
and again on June 27, 2014 to $
110,000
. On May 27, 2016, SLR Healthcare entered into a new $
125,000
credit facility which replaced the previously existing facility. The new facility has similar terms as compared to the previous facility and includes an accordion feature increase to $
200,000
and had a maturity date of
May 27, 2020
. On June 28, 2019, this $
125,000
facility was amended, extending the maturity date to
June 28, 2023
. On March 31, 2023, the facility was again amended, adjusting capacity to $
100,000
and extending the maturity date to
March 31, 2026
.
SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2023, the portfolio totaled approximately $258,600 of commitments with a total net investment in loans of $105,667 on total assets of $113,753. As of December 31, 2022, the portfolio totaled approximately $242,106 of commitments with a total net investment in loans of $92,383 on total assets of $108,705. At March 31, 2023, the portfolio consisted of 41 issuers with an average balance of approximately $2,577 versus 41 issuers with an average balance of approximately $2,253 at December 31, 2022. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay
loans. SLR Healthcare’s credit facility, which is
non-recourse
to us, had approximately $83,500 and $77,000 of borrowings outstanding at March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, SLR Healthcare had net income of $1,120 and $873, respectively, on gross income of $3,836 and $2,391, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2023
(in thousands, except share amounts)

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
SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2023, the portfolio totaled approximately $596,999 of commitments, of which $242,400 were funded, on total assets of $287,345. As of December 31, 2022, the portfolio totaled approximately $603,432 of commitments, of which $286,006 were funded, on total assets of $332,247. At March 31, 2023, the portfolio consisted of 100 issuers with an average balance of approximately $2,424 versus 108 issuers with an average balance of approximately $2,648 at December 31, 2022. NMC has a senior credit facility with a bank lending group for $285,307 which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse
to us, had approximately $183,460 and $214,425 of borrowings outstanding at March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, SLR Business Credit had net income of $2,017 and $1,869 respectively, on gross income of $9,331 and $6,145, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.
Note 16. Stock Repurchase Program
On May 3, 2022, our Board authorized a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the 1934 Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 1, 2023 or until $
50,000
of our outstanding shares of common stock have been repurchased. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. For the three months ended March 31, 2023, the Company repurchased 746 shares at an average price of approximately $14.02 per share, inclusive of commissions. The total dollar amount of shares repurchased for the three months ended March 31, 2023 was $10. During the fiscal year ended December 31, 2022, the Company repurchased 217,271 shares at an average price of approximately $13.98 per share, inclusive of commissions. The total dollar amount of shares repurchased for the fiscal year ended December 31, 2022 was $3,038.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2023
(in thousands, except share amounts)

Note 17. SLR Senior Lending Program LLC
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
On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP as servicer and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $100,000 senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. The SSLP Facility is scheduled to mature on December 12, 2027. The SSLP Facility generally bears interest at a rate of SOFR plus 3.25%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At March 31, 2023, there were $27,900 of borrowings outstanding on the SSLP Facility.
As of March 31, 2023, the Company and the Investor had contributed combined equity capital in the amount of $19,000. As of March 31, 2023, the Company and the Investors’ remaining commitments to SSLP totaled $40,500 and $40,500, respectively. The Company, along with the Investor, controls the funding of SSLP and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.
As of March 31, 2023 and December 31, 2022, SSLP had total assets of $46,000 and $19,105, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 18 and 7 different borrowers, respectively. For the three months ended March 31, 2023, SSLP invested $29,829 in 12 portfolio companies. Investments prepaid totaled $3,215 for the three months ended March 31, 2023. For the period December 1, 2022 (commencement of operations) through December 31, 2022, SSLP invested $18,100 in 7 portfolio companies. Investments prepaid totaled $68 for the period December 1, 2022 (commencement of operations) through December 31, 2022.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2023
(in thousands, except share amounts)

SSLP Portfolio as of March 31, 2023

Description	Industry	Spread Above Index (1)	Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	L+550	1.00%	10.36%	5/9/25	$2,987	$2,987	$2,987
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+600	1.00%	11.16%	2/29/24	2,487	2,487	2,487
BayMark Health Services, Inc. (4)	Health Care Providers & Services	L+500	1.00%	10.16%	6/11/27	2,985	2,985	2,985
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	S+475	1.00%	9.75%	12/31/25	1,094	1,094	1,094
Foundation Consumer Brands, LLC (4)	Personal Products	L+550	1.00%	10.38%	2/12/27	2,879	2,879	2,879
Higginbotham Insurance Agency, Inc. (4)	Insurance	L+525	0.75%	10.09%	11/25/26	1,297	1,297	1,297
High Street Buyer, Inc. (4)	Insurance	S+600	0.75%	11.05%	4/16/28	2,487	2,487	2,487
iCIMS, Inc. (4)	Software	S+725	0.75%	12.05%	8/18/28	3,000	2,954	3,000
Kid Distro Holdings, LLC (4)	Software	L+575	1.00%	10.91%	10/1/27	2,985	2,985	2,985
PhyNet Dermatology LLC (4)	Health Care Providers & Services	S+625	1.00%	11.66%	8/16/24	2,490	2,490	2,490
Pinnacle Treatment Centers, Inc. (4)	Health Care Providers & Services	S+650	1.00%	11.79%	1/2/26	2,494	2,494	2,494
Plastics Management, LLC (4)	Health Care Providers & Services	S+500	1.00%	9.89%	8/18/27	2,693	2,667	2,693
RQM+ Corp. (4)	Life Sciences Tools & Services	S+575	1.00%	10.97%	8/12/26	2,500	2,500	2,500
RSC Acquisition, Inc. (4)	Insurance	S+550	0.75%	10.24%	11/1/26	1,995	1,995	1,995
RxSense Holdings LLC (4)	Diversified Consumer Services	S+500	1.00%	9.83%	3/13/26	2,992	2,992	2,992
SunMed Group Holdings, LLC (4)	Health Care Equipment & Supplies	L+575	0.75%	10.91%	6/16/28	2,494	2,494	2,494
Tilley Distribution, Inc. (4)	Trading Companies & Distributors	S+550	1.00%	10.55%	12/31/26	2,494	2,494	2,494
Urology Management Holdings, Inc. (4)	Health Care Providers & Services	S+625	1.00%	11.36%	6/15/26	2,477	2,405	2,403

							$44,686	$44,756

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or SOFR. These instruments are typically subject to a LIBOR or SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to either the LIBOR (“L”) or SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2023.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2023
(in thousands, except share amounts)

SSLP Portfolio as of December 31, 2022 (audited)

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
Below is certain summarized financial information for SSLP as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and for the period December 1, 2022 (commencement of operations) through December 31, 2022:

	March 31, 2023	December 31, 2022 (audited)
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $44,686 and $18,032, respectively)	$44,756	$18,062
Cash and other assets	1,244	1,043

Total assets	$46,000	$19,105

Debt outstanding	$26,623	$—
Interest payable and other credit facility related expenses	170	165
Accrued expenses and other payables	139	89

Total liabilities	$26,932	$254

Members’ equity	$19,068	$18,851

Total liabilities and members’ equity	$46,000	$19,105

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2023
(in thousands, except share amounts)

	For the three months ended March 31, 2023	For the period December 1, 2022 (commencement of operations) to December 31, 2022 (audited)
Selected Income Statement Information for SSLP:
Interest income	$1,009	$152

Service fees*	19	$4
Interest and other credit facility expenses	805	166
Organizational costs	—	73
Other general and administrative expenses	38	88

Total expenses	862	331

Net investment income (loss)	$147	$(179)

Realized gain on investments	30	—
Net change in unrealized gain on investments	40	30

Net realized and unrealized gain on investments	$70	30

Net income (loss)	$217	$(149)

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
Note 18. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.
On April 4, 2023, the Board declared a monthly distribution of $0.136667 per share payable on May 2, 2023 to holders of record as of April 20, 2023.
On May 9, 2023, our Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 10, 2024 or until $50,000 of our outstanding shares of common stock have been repurchased. To date, approximately $3,048 of repurchases have been made by us under the repurchase program. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases.
On May 10, 2023, the Board declared a monthly distribution of $0.136667 per share payable on June 1, 2023 to holders of record as of May 24, 2023.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SLR Investment Corp.:
Results of Review of Interim Financial Information
We have reviewed the consolidated statement of assets and liabilities of SLR Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of March 31, 2023, the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2022, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.
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
May 10, 2023

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
Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•	our future operating results, including our ability to achieve objectives;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of any protracted decline in the liquidity of credit markets on our business;

•	the ability of our portfolio companies to achieve their objectives;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Investment Adviser to attract and retain highly talented professionals;

•	the ability of the Investment Adviser to adequately allocate investment opportunities among the Company and its other advisory clients;

•	any conflicts of interest posed by the structure of the management fee and incentive fee to be paid to the Investment Adviser;

•
changes in political, economic or industry conditions, relations between the United States, Russia, Ukraine and other nations, the interest rate environment or conditions affecting the financial and capital markets;

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
for the year ended December 31, 2022, elsewhere in this Quarterly Report on Form
10-Q
and in our other filings with the SEC.

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
Recent Developments
Effective on April 3, 2023, Richard L. Peteka resigned from his position as the Chief Financial Officer, Treasurer and Secretary of the Company. The resignation was not the result of any disagreement between Mr. Peteka and the Company.
On April 3, 2023, the Company’s board of directors appointed Shiraz Y. Kajee as the Company’s Chief Financial Officer, Treasurer and Secretary effective immediately. For more information on Mr. Kajee’s background and experience, refer to the Company’s Form
8-K
as filed with the SEC on April 3, 2023.
On April 4, 2023, the Board declared a monthly distribution of $0.136667 per share payable on May 2, 2023 to holders of record as of April 20, 2023.
On May 9, 2023, our Board authorized an extension of a program for the purpose of repurchasing up to $50 million of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 10, 2024 or until $50 million of our outstanding shares of common stock have been repurchased. To date, approximately $3 million of repurchases have been made by us under the repurchase program. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases.
On May 10, 2023, the Board declared a monthly distribution of $0.136667 per share payable on June 1, 2023 to holders of record as of May 24, 2023.

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
Portfolio and Investment Activity
During the three months ended March 31, 2023, we invested approximately $156.0 million across 40 portfolio companies. This compares to investing approximately $67.5 million in 14 portfolio companies for the three months ended March 31, 2022. Investments sold, prepaid or repaid during the three months ended March 31, 2023 totaled approximately $144.2 million versus approximately $101.0 million for the three months ended March 31, 2022.
At March 31, 2023, our portfolio consisted of 145 portfolio companies and was invested 31.9% in cash flow senior secured loans, 29.3% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 23.3% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 15.5% in life science senior secured loans, in each case, measured at fair value, versus 101 portfolio companies invested 23.2% in cash flow senior secured loans, 28.4% in asset-based senior secured loans / SLR Credit, 14.1% in KBH, 16.0% in equipment senior secured financings / SLR Equipment, and 18.3% in life science senior secured loans, in each case, measured at fair value, at March 31, 2022.
At March 31, 2023, 77.7% or $1.61 billion of our income producing investment portfolio
*
is floating rate and 22.3% or $460.4 million is fixed rate, measured at fair value. At March 31, 2022, 79.4% or $1.15 billion of our income producing investment portfolio
*
is floating rate and 20.6% or $296.9 million is fixed rate, measured at fair value. As of March 31, 2023 and 2022, we had two and two issuers, respectively, on non-accrual
status.

*	We have included SLR Credit Solutions, SLR Equipment Finance, SLR Healthcare ABL, SLR Business Credit and Kingsbridge Holdings, LLC within our income producing investment portfolio.
SLR Credit Solutions
On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of March 31, 2023, total commitments to the revolving credit facility are $300 million.
As of March 31, 2023, SLR Credit had 28 funded commitments to 24 different issuers with total funded loans of approximately $423.2 million on total assets of $435.3 million. As of December 31, 2022, SLR Credit had 29 funded commitments to 25 different issuers with total funded loans of approximately $439.5 million on total assets of $460.7 million. As of March 31, 2023 and December 31, 2022, the largest loan outstanding totaled $37.2 million and $33.4 million, respectively. For the same periods, the average exposure per issuer was $17.6 million and $17.6 million, respectively. SLR Credit’s credit facility, which is non-recourse
to the Company, had approximately $207.8 million and $224.3 million of borrowings outstanding at March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, SLR Credit had net income (loss) of ($9.7) million and $2.8 million, respectively, on gross income of $14.6 million and $6.7 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.

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
As of March 31, 2023, SLR Equipment had 129 funded equipment-backed leases and loans to 53 different customers with a total net investment in leases and loans of approximately $188.6 million on total assets of $236.6 million. As of December 31, 2022, SLR Equipment had 131 funded equipment-backed leases and loans to 59 different customers with a total net investment in leases and loans of approximately $190.8 million on total assets of $241.8 million. As of March 31, 2023 and December 31, 2022, the largest position outstanding totaled $19.3 million and $19.3 million, respectively. For the same periods, the average exposure per customer was $3.6 million and $3.2 million, respectively. SLR Equipment’s credit facility, which is non-recourse
to the Company, had approximately $113.1 million and $115.0 million of borrowings outstanding at March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, SLR Equipment had net income of $1.0 million and $0.6 million, respectively, on gross income of $6.3 million and $5.2 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.
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
As of March 31, 2023 and December 31, 2022, KBHT had total assets of $778.5 million and $777.2 million, respectively. For the same periods, debt recourse to KBHT totaled $225.1 million and $222.1 million, respectively, and non-recourse
debt totaled $360.1 million and $353.1 million, respectively. None of the debt is recourse to the Company. For the three months ended March 31, 2023 and 2022, KBHT had net income of $2.6 million and $3.4 million, respectively, on gross income of $68.0 million and $66.4 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.
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
$100 million credit facility with
non-affiliates,
which was expandable to $150 million under its accordion feature. Effective March 31, 2014, the credit facility was expanded to $105 million and again on June 27, 2014 to $110 million. On May 27, 2016, SLR Healthcare entered into a new $125 million credit facility which replaced the previously existing facility. The new facility has similar terms as compared to the previous facility and includes an accordion feature increase to $200 million and had a maturity date of May 27, 2020.    On June 28, 2019, this $125 million facility was amended, extending the maturity date to June 28, 2023. On March 31, 2023, the facility was again amended, adjusting capacity to $100 million and extending the maturity date to March 31, 2026.
SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2023, the portfolio totaled approximately $258.6 million of commitments with a total net investment in loans of $105.7 million on total assets of $113.8 million. As of December 31, 2022, the portfolio totaled approximately $242.1 million of commitments with a total net investment in loans of $92.4 million on total assets of $108.7 million. At March 31, 2023, the portfolio consisted of 41 issuers with an average balance of approximately $2.6 million versus 41 issuers with an average balance of approximately $2.3 million at December 31, 2022. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay
loans. SLR Healthcare’s credit facility, which is
non-recourse
to us, had approximately $83.5 million and $77.0 million of borrowings outstanding at March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, SLR Healthcare had net income of $1.1 million and $0.9 million, respectively, on gross income of $3.8 million and $2.4 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayment of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.
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
SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2023, the portfolio totaled approximately $597.0 million of commitments, of which $242.4 million were funded, on total assets of $287.3 million. As of December 31, 2022, the portfolio totaled approximately $603.4 million of commitments, of which $286.0 million were funded, on total assets of $332.2 million. At March 31, 2023, the portfolio consisted of 100 issuers with an average balance of approximately $2.4 million versus 108 issuers with an average balance of approximately $2.6 million at December 31, 2022. NMC has a senior credit facility with a bank lending group for $285.3 million, which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse
to us, had approximately $183.5 million and $214.4 million of borrowings outstanding at March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, SLR Business Credit had net income of $2.0 million and $1.9 million, respectively, on gross income of $9.3 million and $6.1 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.
Stock Repurchase Program
On May 3, 2022, our Board authorized a program for the purpose of repurchasing up to $50 million of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the 1934 Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 1, 2023 or until $50 million of our outstanding shares of common stock have been repurchased. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. For the three months ended March 31, 2023, the Company repurchased 746 shares at an average price of approximately $14.02 per share, inclusive of commissions. The total dollar amount of shares repurchased for the three months ended March 31, 2023 was $0.01 million. During the fiscal year ended December 31, 2022, the Company repurchased 217,271 shares at an average price of approximately $13.98 per share, inclusive of commissions. The total dollar amount of shares repurchased for the fiscal year ended December 31, 2022 was $3.0 million.
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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP as servicer and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $100 million senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. The SSLP Facility is scheduled to mature on December 12, 2027. The SSLP Facility generally bears interest at a rate of SOFR plus 3.25%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At March 31, 2023, there were $27.9 million of borrowings outstanding on the SSLP Facility.
As of March 31, 2023 the Company and the Investor had contributed combined equity capital in the amount of $19.0 million. As of March 31, 2023, the Company and the Investor’s remaining commitments to SSLP totaled $40.5 million and $40.5 million, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without approval of both the Company and the Investor.
As of March 31, 2023 and December 31, 2022, SSLP had total assets of $46.0 million and $19.1 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 18 and 7 different borrowers, respectively. For the three months ended March 31, 2023, SSLP invested $29.8 million in 12 portfolio companies. Investments prepaid totaled $3.2 million for the three months ended March 31, 2023. For the period December 1, 2022 (commencement of operations) through December 31, 2022, SSLP invested $18.1 million in 7 portfolio companies. Investments prepaid totaled $0.1 million for the period December 1, 2022 (commencement of operations) through December 31, 2022.
SSLP Portfolio as of March 31, 2023 (dollar amounts in thousands)

Description	Industry	Spread Above Index (1)	Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	L+550	1.00%	10.36%	5/9/25	$2,987	$2,987	$2,987
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+600	1.00%	11.16%	2/29/24	2,487	2,487	2,487
BayMark Health Services, Inc. (4)	Health Care Providers & Services	L+500	1.00%	10.16%	6/11/27	2,985	2,985	2,985
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	S+475	1.00%	9.75%	12/31/25	1,094	1,094	1,094
Foundation Consumer Brands, LLC (4)	Personal Products	L+550	1.00%	10.38%	2/12/27	2,879	2,879	2,879
Higginbotham Insurance Agency, Inc. (4)	Insurance	L+525	0.75%	10.09%	11/25/26	1,297	1,297	1,297
High Street Buyer, Inc. (4)	Insurance	S+600	0.75%	11.05%	4/16/28	2,487	2,487	2,487
iCIMS, Inc. (4)	Software	S+725	0.75%	12.05%	8/18/28	3,000	2,954	3,000
Kid Distro Holdings, LLC (4)	Software	L+575	1.00%	10.91%	10/1/27	2,985	2,985	2,985
PhyNet Dermatology LLC (4)	Health Care Providers & Services	S+625	1.00%	11.66%	8/16/24	2,490	2,490	2,490
Pinnacle Treatment Centers, Inc. (4)	Health Care Providers & Services	S+650	1.00%	11.79%	1/2/26	2,494	2,494	2,494
Plastics Management, LLC (4)	Health Care Providers & Services	S+500	1.00%	9.89%	8/18/27	2,693	2,667	2,693
RQM+ Corp. (4)	Life Sciences Tools & Services	S+575	1.00%	10.97%	8/12/26	2,500	2,500	2,500
RSC Acquisition, Inc. (4)	Insurance	S+550	0.75%	10.24%	11/1/26	1,995	1,995	1,995
RxSense Holdings LLC (4)	Diversified Consumer Services	S+500	1.00%	9.83%	3/13/26	2,992	2,992	2,992
SunMed Group Holdings, LLC (4)	Health Care Equipment & Supplies	L+575	0.75%	10.91%	6/16/28	2,494	2,494	2,494
Tilley Distribution, Inc. (4)	Trading Companies & Distributors	S+550	1.00%	10.55%	12/31/26	2,494	2,494	2,494
Urology Management Holdings, Inc. (4)	Health Care Providers & Services	S+625	1.00%	11.36%	6/15/26	2,477	2,405	2,403

							$44,686	$44,756

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or SOFR. These instruments are typically subject to a LIBOR or SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to either the LIBOR (“L”) or SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2023.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.
SSLP Portfolio as of December 31, 2022 (audited) (dollar amounts in thousands)

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
Below is certain summarized financial information for SSLP as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and for the period December 1, 2022 (commencement of operations) through December 31, 2022:

	March 31, 2023	December 31, 2022 (audited)
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $44,686 and $18,032, respectively)	$44,756	$18,062
Cash and other assets	1,244	1,043

Total assets	$46,000	$19,105

Debt outstanding	$26,623	$—
Interest payable and other credit facility related expenses	170	165
Accrued expenses and other payables	139	89

Total liabilities	$26,932	$254

Members’ equity	$19,068	$18,851

Total liabilities and members’ equity	$46,000	$19,105

	For the three months ended March 31, 2023	For the period December 1, 2022 (commencement of operations) to December 31, 2022 (audited)
Selected Income Statement Information for SSLP (in thousands):
Interest income	$1,009	$152

Service fees*	19	$4
Interest and other credit facility expenses	805	166
Organizational costs	—	73
Other general and administrative expenses	38	88

Total expenses	862	331

Net investment income (loss)	$147	$(179)

Realized gain on investments	30	—
Net change in unrealized gain on investments	40	30

Net realized and unrealized gain on investments	$70	30

Net income (loss)	$217	$(149)

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
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
The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value
ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash
accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2023 and 2022, capitalized PIK income totaled $3.2 million and $0.7 million, respectively.
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
Recent Accounting Pronouncements
None.

RESULTS OF OPERATIONS
Results comparisons are for the three months ended March 31, 2023 and March 31, 2022:
Investment Income
For the three months ended March 31, 2023 and 2022, gross investment income totaled $53.5 million and $33.0 million, respectively. The increase in gross investment income for the year over year three month periods was primarily due to the Mergers as well as an increase in index rates.
Expenses
Net expenses totaled $31.4 million and $19.5 million, respectively, for the three months ended March 31, 2023 and 2022, of which $13.2 million and $7.2 million, respectively, were base management fees and performance-based incentive fees and $15.3 million and $8.3 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $3.0 million and $4.0 million, respectively, for the three months ended March 31, 2023 and 2022. Over the same periods, $0.1 million and $0.0 million of performance-based incentive fees were waived. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the three months ended March 31, 2023 versus the three months ended March 31, 2022 was primarily due to higher management fees, incentive fees and interest expense on a larger portfolio resulting from the Mergers. Additionally, there was an increase in index rates on borrowings.
Net Investment Income
The Company’s net investment income totaled $22.1 million and $13.5 million, or $0.41 and $0.32, per average share, respectively, for the three months ended March 31, 2023 and 2022.
Net Realized Gain
The Company had investment sales and prepayments totaling approximately $144 million and $101 million, respectively, for the three months ended March 31, 2023 and 2022. Net realized gains over the same periods were $0.7 million and $0.03 million, respectively. Net realized gain for the three months ended March 31, 2023 was primarily due to sales of selected assets. Net realized gain for the three months ended March 31, 2022 was de minimis.
Net Change in Unrealized Loss
For the three months ended March 31, 2023 and 2022, net change in unrealized loss on the Company’s assets totaled $16.0 million and $12.0 million, respectively. Net unrealized loss for the three months ended March 31, 2023 is primarily due to depreciation in the value of our investments in AmeriMark Intermediate Holdings, LLC and SLR Credit Solutions, among others, partially offset by appreciation in the value of our investments in Spectrum Pharmaceuticals, Inc., SLR Business Credit and Pinnacle Treatment Centers, Inc., among others. Net unrealized loss for the three months ended March 31, 2022 is primarily due to depreciation in the value of our investments in PhyMed Management LLC and Rug Doctor LLC, among others, partially offset by appreciation in the value of our investments in KBH Topco, LLC, SOC Telemed, Inc. and Cerapedics, Inc., among others.
Net Increase in Net Assets From Operations
For the three months ended March 31, 2023 and 2022, the Company had a net increase in net assets resulting from operations of $6.8 million and $1.5 million, respectively. For the same periods, earnings per average share were $0.13 and $0.04, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity and capital resources are generated and generally available through its Credit Facility and SPV Credit Facility (as defined below), the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on
equity and/or debt offerings. As of March 31, 2023, we had a total of $297.8 million of unused borrowing capacity under the Credit Facility and SPV Credit Facility, subject to borrowing base limits.
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
On November 22, 2017, we issued $75 million in aggregate principal amount of publicly registered 2023 Unsecured Notes for net proceeds of $73.8 million. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and July 20, at a fixed rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes were repaid in full at maturity on January 20, 2023.
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time to time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $430 million in cash equivalents as of March 31, 2023.

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
On November 22, 2017, we issued $75 million in aggregate principal amount of publicly registered 2023 Unsecured Notes for net proceeds of $73.8 million. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and July 20, at a fixed rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes were repaid in full at maturity on January 20, 2023.
Revolving & Term Loan Facilities
On April 1, 2022, we entered into the CF Assumption Agreement, effective as of the closing of the Mergers. The CF Assumption Agreement relates to our assumption of the SPV Credit Facility, by and among SUNS SPV, a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, the commitment under the SPV Credit Facility is $225 million; however, the commitment can also be expanded up to $600 million. The stated interest rate on the SPV Credit Facility is LIBOR plus
2.00%-2.50%
with no LIBOR floor requirement and the current final maturity date is June 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At March 31, 2023, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $164.2 million.
On December 28, 2021, the Company closed on Amendment No. 1 to the Credit Facility. Following the amendment and a November 2022 upsizing, the Credit Facility is composed of $625 million of revolving credit and $100 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of
1.75%-2.00%
or the alternate base rate plus
0.75%-1.00%.
The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, require the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At March 31, 2023, outstanding USD equivalent borrowings under the Credit Facility totaled $488.0 million, composed of $388.0 million of revolving credit and $100.0 million of term loans.
Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At March 31, 2023, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.

Contractual Obligations
A summary of our significant contractual payment obligations is as follows as of March 31, 2023:
Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$552.2	$—	$—	$552.2	$—
Unsecured senior notes	470.0	—	210.0	260.0	—
Term loans	100.0	—	—	100.0	—

(1)	As of March 31, 2023, we had a total of $297.8 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.
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
On October 7, 2022, the Company committed $50 million to SSLP and entered into a servicing agreement. SSLP engaged and retained the Company to provide certain administrative services relating to the facilities, supplies and necessary ongoing overhead support services for the operation of SSLP’s ongoing business affairs in exchange for a fee.

Senior Securities
Information about our senior securities is shown in the following table (in thousands) as of the quarter ended March 31, 2023 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2023 (through March 31, 2023)	$388,000	$649	—	N/A
Fiscal 2022	293,000	513	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
SPV Credit Facility
Fiscal 2023 (through March 31, 2023)	164,200	275	—	N/A
Fiscal 2022	155,200	272	—	N/A
2022 Unsecured Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2023 (through March 31, 2023)	—	—	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2023 (through March 31, 2023)	125,000	209	—	N/A
Fiscal 2022	125,000	219	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2025 Unsecured Notes
Fiscal 2023 (through March 31, 2023)	85,000	142	—	N/A
Fiscal 2022	85,000	149	—	N/A
2026 Unsecured Notes

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2023 (through March 31, 2023)	75,000	125	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2023 (through March 31, 2023)	50,000	84	—	N/A
Fiscal 2022	50,000	88	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2023 (through March 31, 2023)	135,000	226	—	N/A
Fiscal 2022	135,000	237	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Term Loans
Fiscal 2023 (through March 31, 2023)	100,000	167	—	N/A
Fiscal 2022	100,000	175	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2023 (through March 31, 2023)	$1,122,200	$1,877	—	N/A
Fiscal 2022	1,093,200	1,915	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of March 31, 2023, asset coverage was 187.7%.

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

Off-Balance
Sheet Arrangements
From time to time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023	December 31, 2022
(in millions)
SLR Credit Solutions*	$44.3	$44.3
Outset Medical, Inc.	35.1	35.1
Apeel Technology, Inc.	32.8	32.8
CC SAG Holdings Corp. (Spectrum Automotive)	20.7	20.7
Human Interest, Inc.	20.1	20.1
Glooko, Inc.	17.9	17.9
ONS MSO, LLC	11.0	—
iCIMS, Inc.	10.4	11.4
BDG Media, Inc.	10.2	3.5
World Insurance Associates, LLC	9.2	17.1
Spectrum Pharmaceuticals, Inc.	8.8	8.8
Arcutis Biotherapeutics, Inc.	8.4	8.4
Atria Wealth Solutions, Inc.	8.2	8.2
Copper River Seafoods, Inc.	7.8	3.6
Ardelyx, Inc.	7.8	7.8
Luxury Asset Capital, LLC	7.5	7.5
Cerapedics, Inc.	6.7	6.7
United Digestive MSO Parent, LLC	5.2	—
RSC Acquisition, Inc.	5.0	7.5
Kaseya, Inc.	3.8	3.9
Urology Management Holdings, Inc.	3.6	—
SLR Equipment Finance	3.5	1.0
Vessco Midco Holdings, LLC	3.5	3.9
Meditrina, Inc.	3.4	3.4
One Touch Direct, LLC	3.2	3.1
DeepIntent, Inc.	3.1	3.1
Foundation Consumer Brands, LLC	3.0	3.0
Maurices, Incorporated	2.7	4.3
Basic Fun, Inc.	2.7	2.7
Kid Distro Holdings, LLC	2.6	2.7
SPAR Marketing Force, Inc.	2.5	1.3
SCP Eye Care, LLC	2.4	2.8
Ultimate Baked Goods Midco LLC	2.2	1.6
Pediatric Home Respiratory Services, LLC	1.8	1.8
Southern Orthodontic Partners Management, LLC	1.6	1.9
Montefiore Nyack Hospital	1.4	1.0
SLR Healthcare ABL*	1.4	1.4
RxSense Holdings LLC	1.2	1.3
Erie Construction Mid-west, LLC	1.2	1.3
American Teleconferencing Services, Ltd.	1.1	1.1
Enverus Holdings, Inc.	1.0	1.0
Orthopedic Care Partners Management, LLC	1.0	1.6
Composite Technology Acquisition Corp.	1.0	1.5
Pinnacle Treatment Centers, Inc.	1.0	1.7
SunMed Group Holdings, LLC	0.9	0.8
GSM Acquisition Corp.	0.9	0.8
Tilley Distribution, Inc.	0.6	0.5
High Street Buyer, Inc.	0.3	0.3
ENS Holdings III Corp, LLC	0.3	0.1
TAUC Management, LLC	0.3	0.3

	March 31, 2023	December 31, 2022
(in millions)
All State Ag Parts, LLC	—	0.1
Plastics Management, LLC	—	2.4
Ivy Fertility Services, LLC	—	1.6
NAC Holdings Corporation	—	1.5
Peter C. Foy & Associates Insurance Services, LLC.	—	1.1
BayMark Health Services, Inc.	—	0.4

Total Commitments	$336.3	$323.7

*	The Company controls the funding of the SLR Credit Solutions and SLR Healthcare commitments and may cancel them at its discretion.
In addition to the above, please see SLR Senior Lending Program LLC herein where the Company has a remaining equity commitment of $40.5 million in which the Company also controls such funding. The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2023 and December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
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
Distributions
The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2023
May 10, 2023	May 24, 2023	June 1, 2023	$0.136667
April 4, 2023	April 20, 2023	May 2, 2023	0.136667
February 28, 2023	March 23, 2023	April 4, 2023	0.136667
February 2, 2023	February 16, 2023	March 1, 2023	0.136667
January 10, 2023	January 26, 2023	February 2, 2023	0.136667

Total 2023			$0.683335

Fiscal 2022
December 6, 2022	December 22, 2022	January 5, 2023	$0.136667
November 2, 2022	November 17, 2022	December 1, 2022	0.136667
October 5, 2022	October 20, 2022	November 2, 2022	0.136667
September 2, 2022	September 20, 2022	October 4, 2022	0.136667
August 2, 2022	August 18, 2022	September 1, 2022	0.136667
July 6, 2022	July 21, 2022	August 2, 2022	0.136667
June 3, 2022	June 23, 2022	July 5, 2022	0.136667
May 3, 2022	May 19, 2022	June 2, 2022	0.136667
April 4, 2022	April 21, 2022	May 3, 2022	0.136667
March 1, 2022	March 18, 2022	April 1, 2022	0.41

Total 2022			$1.64

Fiscal 2021
November 3, 2021	December 16, 2021	January 5, 2022	$0.41
August 3, 2021	September 23, 2021	October 5, 2021	0.41
May 5, 2021	June 23, 2021	July 2, 2021	0.41
February 24, 2021	March 18, 2021	April 2, 2021	0.41

Total 2021			$1.64

Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Future monthly distributions, if any, will be determined by the Board. We expect that our distributions to stockholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable
return of capital, if any, as applicable.
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

•
We have entered into the Advisory Agreement with the Investment Adviser. Mr. Gross, our Chairman,
Co-Chief
Executive Officer and President and Mr. Spohler, our
Co-Chief
Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Investment Adviser. In addition, Mr. Kajee, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for the Investment Adviser.

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
Co-Chief
Executive Officer and Chief Operating Officer, and Shiraz Kajee, our Chief Financial Officer, serve in similar capacities for SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side
with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions
with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to the rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, the war between Ukraine and Russia and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of LIBOR and SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the current economic environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended March 31, 2023, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR or SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of March 31, 2023 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR and SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by nine cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2023 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR and SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately ten cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time to time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2023, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR and SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.09)	$0.10
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

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2023 (the end of the period covered by this report), we, including our
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
(b) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 28, 2023 filing of our Annual Report on
Form 10-K, which
could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factor set forth below, there have been no material changes during the period ended March 31, 2023 to the risk factors discussed in “Risk Factors” in the February 28, 2023 filing of our Annual Report on Form
10-K.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties could have a material adverse effect on us, the Investment Adviser and our portfolio companies.
Cash not held in custody accounts and held by us, our Investment Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Investment Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Investment Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we and our Investment Adviser assess our and our portfolio companies’ banking and financing relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we, our Investment Adviser or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Investment Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Investment Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.
Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
On May 9, 2023, the Board most recently extended our share repurchase program (the “Program”), under which we can repurchase up to $50 million of our outstanding common stock. Under the Program, purchases can be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations, at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. We have in the past, and could in the future, enter into a plan to repurchase shares of our common stock pursuant to the Program in a manner intended to comply with the requirements of Rule 10b5-1 under the Exchange Act.
The Program is discretionary and whether purchases will be made under the Program and how much will be purchased at any time is uncertain and dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities could have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock could be higher than the price that otherwise might exist in the open market. Repurchases pursuant to the Program could affect the price of our common stock and increase its volatility. The existence of the Program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock could decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so could negatively impact our reputation and investor confidence in us and could negatively impact our stock price. Although the Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the Program’s effectiveness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of securities during the quarter ended March 31, 2023.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a) (in thousands)
January 1, 2023 to January 31, 2023	746	$14.02	746	$46,952
February 1, 2023 to February 28, 2023	—	$—	—	$46,952
March 1, 2023 to March 31, 2023	—	$—	—	$46,952

Total	746		746
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

2.1	Agreement and Plan of Merger among SLR Investment Corp., SLR Senior Investment Corp., Solstice Merger Sub, Inc. and SLR Capital Partners, LLC (for the limited purposes set forth therein), dated as of December 1, 2021(7)

3.1	Articles of Amendment and Restatement(1)

3.2	Second Amended and Restated Bylaws(7)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(4)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023(5)

10.1	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and SLR Senior Investment Corp., as the contributor(3)

10.2	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through the Tenth Amendment dated as of December 29, 2021), by and among SLR Senior Investment Corp., as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(9)

10.3	Letter Agreement, dated as of April 1, 2022, between SLR Investment Corp. and SLR Capital Partners, LLC(8)

10.4	Credit Facility Assumption Agreement, dated as of April 1, 2022, by SLR Investment Corp.(8)

10.5	Assumption Agreement, dated as of April 1, 2022, made by SLR Investment Corp. for the benefit of the holders of Notes issues under the Note Purchase Agreement(7)

10.6	Note Purchase Agreement, dated as of March 31, 2020, between SLR Senior Investment Corp. and the purchasers party thereto(6)

23.1	Awareness Letter of Independent Registered Public Accounting Firm*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

Exhibit Number	Description

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 8-K (File No. 814-00849) filed on August 31, 2011.
(4)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(5)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.
(6)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 10-Q (File No. 814-00849) filed on May 7, 2020.
(7)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on December 1, 2021.
(8)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on April 1, 2022.
(9)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-Q filed on May 3, 2022.
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2023.

SLR INVESTMENT CORP.

By:	/S/ M ICHAEL S. G ROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ B RUCE J. S POHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ S HIRAZ Y. K AJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)