Form 10-Q
period 2023-06-30
SLR Investment Corp.
filed 2023-08-08
CIK 1418076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2023

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
12b-2
of the Exchange Act).    Yes  ☐    No    ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of August 4, 2023 was 54,554,634.

SLR INVESTMENT CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of June 30, 2023 (unaudited) and December 31, 2022	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2023 (unaudited) and the three and six months ended June 30, 2022 (unaudited)	2

	Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2023 (unaudited) and the three and six months ended June 30, 2022 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2023 (unaudited) and the six months ended June 30, 2022 (unaudited)	4

	Consolidated Schedule of Investments as of June 30, 2023 (unaudited)	5

	Consolidated Schedule of Investments as of December 31, 2022	10

	Notes to Consolidated Financial Statements (unaudited)	15

	Report of Independent Registered Public Accounting Firm	36

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	56

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	59

	Signatures	60

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Investment Corp. unless the context states otherwise.

Item 1.	Financial Statements
SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share amounts)

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Investments at fair value:
Companies less than 5% owned (cost: $1,358,634 and $1,312,701, respectively)	$1,340,356	$1,289,082
Companies 5% to 25% owned (cost: $59,803 and $0, respectively)	42,157	—
Companies more than 25% owned (cost: $831,089 and $821,886, respectively)	798,913	797,594
Cash	14,428	10,743
Cash equivalents (cost: $333,200 and $417,590, respectively)	333,200	417,590
Dividends receivable	10,754	11,192
Interest receivable	11,071	9,706
Receivable for investments sold	1,469	1,124
Prepaid expenses and other assets	882	664

Total assets	$2,553,230	$2,537,695

Liabilities
Debt ($1,219,200 and $1,093,200 face amounts, respectively, reported net of unamortized debt issuance costs of $6,167 and $7,202, respectively. See notes 6 and 7)	$1,213,033	$1,085,998
Payable for investments and cash equivalents purchased	333,200	417,611
Distributions payable	—	7,481
Management fee payable (see note 3)	7,878	7,964
Performance-based incentive fee payable (see note 3)	5,513	5,422
Interest payable (see note 7)	6,937	7,943
Administrative services payable (see note 3)	2,166	1,488
Other liabilities and accrued expenses	3,698	4,057

Total liabilities	$1,572,425	$1,537,964

Commitments and contingencies (see note 10)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 54,554,634 and 54,555,380 shares issued and outstanding, respectively	$546	$546
Paid-in capital in excess of par	1,162,559	1,162,569
Accumulated distributable net loss	(182,300)	(163,384)

Total net assets	$980,805	$999,731

Net Asset Value Per Share	$17.98	$18.33

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$41,267	$28,855	$78,605	$49,517
Companies 5% to 25% owned	265	—	265	—
Companies more than 25% owned	2,814	1,922	5,525	4,483
Dividends:
Companies more than 25% owned	11,177	11,083	22,353	20,798
Other income:
Companies less than 5% owned	757	925	3,079	988
Companies more than 25% owned	57	(5)	57	—

Total investment income	56,337	42,780	109,884	75,786

EXPENSES:
Management fees (see note 3)	$7,878	$6,913	$15,584	$14,129
Performance-based incentive fees (see note 3)	5,638	4,734	11,147	4,734
Interest and other credit facility expenses (see note 7)	17,842	10,352	33,128	18,680
Administrative services expense (see note 3)	1,480	1,369	2,988	2,552
Other general and administrative expenses	948	476	2,449	3,277

Total expenses	33,786	23,844	65,296	43,372

Performance-based incentive fees waived (see note 3)	(125)	(1,358)	(235)	(1,358)

Net expenses	33,661	22,486	65,061	42,014

Net investment income	$22,676	$20,294	$44,823	$33,772

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$498	$(105)	$1,185	$(75)

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	5,181	(11,764)	(9,090)	(25,262)
Companies 5% to 25% owned	(3,216)	—	(3,216)	—
Companies more than 25% owned	(6,144)	(24,071)	(7,883)	(22,618)

Net change in unrealized loss on investments and cash equivalents	(4,179)	(35,835)	(20,189)	(47,880)

Net realized and unrealized loss on investments and cash equivalents	(3,681)	(35,940)	(19,004)	(47,955)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$18,995	$(15,646)	$25,819	$(14,183)

EARNINGS (LOSS) PER SHARE (see note 5)	$0.35	$(0.29)	$0.47	$(0.29)

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Increase (decrease) in net assets resulting from operations:
Net investment income	$22,676	$20,294	$44,823	$33,772
Net realized gain (loss)	498	(105)	1,185	(75)
Net change in unrealized loss	(4,179)	(35,835)	(20,189)	(47,880)

Net increase (decrease) in net assets resulting from operations	18,995	(15,646)	25,819	(14,183)

Distributions to stockholders:
From net investment income	(22,588)	(22,457)	(44,735)	(39,784)
From return of capital	220	—	—	—

Net distributions to stockholders	(22,368)	(22,457)	(44,735)	(39,784)

Capital transactions (see note 12) :
Issuance of common stock	—	226,839	—	226,839
Repurchases of common stock	—	—	(10)	—

Net capital transactions	—	226,839	(10)	226,839

Total increase (decrease) in net assets	(3,373)	188,736	(18,926)	172,872
Net assets at beginning of period	984,178	826,417	999,731	842,281

Net assets at end of period	$980,805	$1,015,153	$980,805	$1,015,153

Capital stock activity (see note 12) :
Issuance of common stock	—	12,511,825	—	12,511,825
Repurchases of common stock	—	—	(746)	—

Net capital stock activity	—	12,511,825	(746)	12,511,825

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six months ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$25,819	$(14,183)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(1,185)	75
Net change in unrealized loss on investments	20,189	47,880
(Increase) decrease in operating assets:
Purchase of investments	(368,924)	(160,973)
Proceeds from disposition of investments	267,224	179,122
Net accretion of discount on investments	(5,850)	(4,769)
Capitalization of payment-in-kind income	(6,206)	(1,019)
Collections of payment-in-kind income	2	898
Receivable for investments sold	(345)	293
Interest receivable	(1,365)	(1,863)
Dividends receivable	438	(1,615)
Prepaid expenses and other assets	(218)	(360)
Cash acquired in merger	—	2,313
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(84,411)	28,871
Management fee payable	(86)	(519)
Performance-based incentive fee payable	91	1,512
Administrative services expense payable	678	(1,733)
Interest payable	(1,006)	2,618
Other liabilities and accrued expenses	(359)	1,619
Deferred financing costs/market discount	1,035	1,009

Net Cash Provided by (Used in) Operating Activities	(154,479)	79,176

Cash Flows from Financing Activities:
Cash distributions paid	(52,216)	(49,625)
Proceeds from unsecured borrowings	—	134,914
Repayment of unsecured borrowings	(75,000)	(150,000)
Proceeds from secured borrowings	400,000	338,404
Repayment of secured borrowings	(199,000)	(298,100)
Repurchase of common stock	(10)	—

Net Cash Provided by (Used in) Financing Activities	73,774	(24,407)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,705)	54,769
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	428,333	322,935

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$347,628	$377,704

Supplemental disclosure of cash flow information:
Cash paid for interest	$34,134	$16,062
Issuance of shares in connection with the Merger(1)	—	226,839

(1)	On April 1, 2022, in connection with the Merger (as defined in Note 1 “Organization”), the Company acquired net assets of $244,691 for the total stock consideration of $226,839.
See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
June 30, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)		Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 134.4%
First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation(16)	Health Care Providers & Services	S+550		1.00%	10.84%		5/7/2018	5/9/2025	$13,480	$13,249	$13,480
All State Ag Parts, LLC(16)	Trading Companies & Distributors	S+575		1.00%	11.25%		4/1/2022	9/1/2026	4,494	4,393	4,494
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	—		5/5/2016	9/9/2021	36,135	25,926	—
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	—		9/17/2021	4/7/2023	6,115	5,971	—
AmeriMark Intermediate Holdings, LLC(14)(27)	Internet & Catalog Retail	P+475		1.00%	13.00%		6/16/2023	8/4/2023	464	464	464
AmeriMark Intermediate Holdings, LLC(14)(27)**	Internet & Catalog Retail	S+800		1.00%	—		7/28/2021	10/15/2026	18,743	17,071	5,134
Apex Services Partners, LLC(16)	Diversified Consumer Services	S+525		1.00%	10.66%		8/31/2022	7/31/2025	13,916	13,607	13,916
Atria Wealth Solutions, Inc.(16)	Diversified Financial Services	S+650		1.00%	12.00%		9/14/2018	2/29/2024	8,098	8,074	8,098
Basic Fun, Inc.(16)	Specialty Retail	S+650		1.00%	12.04%		10/30/2020	10/30/2023	2,150	2,146	2,150
BayMark Health Services, Inc.(16)	Health Care Providers & Services	S+500		1.00%	10.50%		4/1/2022	6/11/2027	8,308	8,026	8,308
Bayside Opco, LLC(27)	Healthcare Providers & Services	S+700	(15)	1.00%	12.73%		5/31/2023	5/31/2026	846	846	846
Bayside Opco, LLC(27)	Healthcare Providers & Services	S+725	(11)	1.00%	12.64%		5/31/2023	5/31/2026	18,224	18,224	18,224
Bayside Parent, LLC(27)	Healthcare Providers & Services	S+1000	(11)	1.00%	15.39%		5/31/2023	5/31/2026	4,773	4,773	4,773
BDG Media, Inc.	Media	L+900		0.25%	14.52%		7/18/2022	7/31/2025	6,461	6,461	6,461
CC SAG Holdings Corp. (Spectrum Automotive)(16)	Diversified Consumer Services	S+575		0.75%	11.25%		6/29/2021	6/29/2028	39,680	39,053	39,680
Composite Technology Acquisition Corp.(16)	Building Products	S+450		1.00%	9.89%		4/1/2022	2/1/2025	10,999	10,691	10,999
Copper River Seafoods, Inc.	Food Products	P+275		—	11.75%		8/31/2022	4/23/2025	3,842	3,842	3,842
CVAUSA Management, LLC,,	Health Care Providers & Services	S+650		1.00%	11.59%		5/22/2023	5/22/2029	14,260	13,837	13,832
DeepIntent, Inc.	Media	P+175		—	10.00%		10/12/2022	3/25/2025	18,075	18,075	18,075
Enhanced Permanent Capital, LLC(3)	Capital Markets	S+700		1.00%	11.93%		12/29/2020	12/29/2025	43,435	42,618	43,435
ENS Holdings III Corp. & ES Opco USA LLC (Bluefin)(16)	Trading Companies & Distributors	S+475		1.00%	10.09%		4/1/2022	12/31/2025	4,640	4,504	4,640
Enverus Holdings, Inc. (fka Drilling Info Holdings)(16)	IT Services	S+450		—	9.70%		4/1/2022	7/30/2025	11,312	10,941	11,312
Erie Construction Mid-west, LLC(16)	Building Products	S+475		1.00%	10.34%		4/1/2022	7/30/2027	8,686	8,391	8,686
Fertility (ITC) Investment Holdco, LLC	Health Care Providers & Services	S+650		1.00%	11.63%		1/4/2023	1/3/2029	22,710	22,068	22,710
Foundation Consumer Brands, LLC(16)	Personal Products	S+625		1.00%	11.47%		2/12/2021	2/12/2027	30,088	29,411	30,088
GSM Acquisition Corp.(16)	Leisure Equipment & Products	S+500		1.00%	10.50%		4/1/2022	11/16/2026	10,967	10,573	10,857
Higginbotham Insurance Agency, Inc.(16)	Insurance	S+525		1.00%	10.45%		4/1/2022	11/25/2026	4,898	4,724	4,898
High Street Buyer, Inc.(16)	Insurance	S+600		0.75%	11.39%		4/1/2022	4/16/2028	5,162	4,897	5,162
Human Interest Inc.	Internet Software & Services	S+785		1.00%	13.01%		6/30/2022	7/1/2027	20,104	19,863	20,104
iCIMS, Inc.	Software	S+725		0.75%	12.38	% (26)	8/18/2022	8/18/2028	30,468	30,016	30,468
Kaseya, Inc.(16)	Software	S+575		0.75%	10.86	% (29)	6/22/2022	6/23/2029	33,290	32,845	33,290
Kid Distro Holdings, LLC (Distro Kid)(16)	Software	S+575		1.00%	11.14%		9/24/2021	10/1/2027	23,326	22,975	23,326
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	S+700		1.00%	12.22%		12/21/2018	12/21/2024	80,000	79,847	80,000
KORE Wireless Group, Inc.(16)	Wireless Telecommunication Services	S+550		—	10.84%		12/21/2018	12/21/2024	23,465	23,112	23,465
Logix Holding Company, LLC(16)	Communications Equipment	L+575		1.00%	11.48%		9/14/2018	12/22/2024	14,009	13,423	13,729
Luxury Asset Capital, LLC(16)	Thrifts & Mortgage Finance	S+675		1.00%	12.02%		7/15/2022	7/15/2027	30,500	29,978	30,500
Maurices, Incorporated(16)	Specialty Retail	S+675		1.00%	9.78%		8/27/2021	6/1/2024	8,343	8,262	8,343
Maxor Acquisition, Inc.	Health Care Providers & Services	S+675		1.00%	12.16%		3/1/2023	3/1/2029	23,843	23,155	23,128
Montefiore Nyack Hospital	Health Care Providers & Services	S+495		—	10.60%		8/9/2022	11/15/2025	5,097	5,097	5,097
NSPC Intermediate Corp. (National Spine)	Health Care Providers & Services	S+850		1.00%	12.90%		4/1/2022	2/13/2026	2,216	2,129	2,216
One Touch Direct, LLC	Commercial Services & Supplies	P+75		—	9.00%		4/3/2020	3/30/2024	3,929	3,929	3,929
ONS MSO, LLC	Health Care Providers & Services	S+625		1.00%	11.32%		2/10/2023	7/8/2025	17,235	16,791	16,718
Orthopedic Care Partners Management, LLC	Health Care Providers & Services	S+650		1.00%	11.83%		8/17/2022	5/16/2024	4,176	4,156	4,176
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	S+625		1.00%	11.45%		8/19/2022	12/4/2024	1,976	1,953	1,976
Peter C. Foy & Associates Insurance Services, LLC	Insurance	S+600		0.75%	11.22%		4/1/2022	11/1/2028	11,888	11,729	11,888
PhyNet Dermatology LLC	Health Care Providers & Services	S+625		1.00%	11.45%		9/5/2018	8/16/2024	11,896	11,873	11,896
Pinnacle Treatment Centers, Inc.(16)	Health Care Providers & Services	S+675		1.00%	12.10%		1/22/2020	1/2/2026	26,652	26,266	26,652
Plastics Management, LLC(16)	Health Care Providers & Services	S+500		1.00%	10.44%		4/1/2022	8/18/2027	17,225	16,500	17,225
RQM+ Corp.(16)	Life Sciences Tools & Services	S+575		1.00%	11.51%		8/20/2021	8/12/2026	23,757	23,395	23,757
RSC Acquisition, Inc.(16)	Insurance	S+550		0.75%	10.64%		4/1/2022	11/1/2026	21,841	21,664	21,841
RxSense Holdings LLC(16)	Diversified Consumer Services	S+500		1.00%	10.15%		4/1/2022	3/13/2026	8,700	8,362	8,700
SCP Eye Care, LLC	Health Care Providers & Services	S+575		1.00%	10.93%		10/6/2022	10/5/2029	9,089	8,814	9,089
SHO Holding I Corporation (Shoes for Crews)(16)	Footwear	S+523		1.00%	10.52%		4/1/2022	4/27/2024	5,674	5,456	5,391
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+600		1.00%	11.50%		6/3/2022	1/27/2026	2,791	2,767	2,791
SPAR Marketing Force, Inc.	Media	P+190		—	10.15%		7/18/2022	10/10/2024	6,767	6,767	6,767
Stryten Resources LLC	Auto Parts & Equipment	S+800		1.00%	13.50%		8/11/2021	10/12/2026	25,791	25,423	25,791
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	S+575		0.75%	11.09%		6/16/2021	6/16/2028	21,565	21,144	21,565
TAUC Management, LLC(16)	Health Care Providers & Services	L+525		1.00%	10.59%		4/1/2022	2/12/2027	6,895	6,615	6,550
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+600		1.00%	11.39%		4/1/2022	12/31/2026	3,857	3,691	3,857
Ultimate Baked Goods Midco LLC (Rise Baking)(16)	Packaged Foods & Meats	S+625		1.00%	11.45%		8/12/2021	8/13/2027	23,895	23,244	23,895
United Digestive MSO Parent, LLC	Health Care Providers & Services	S+675		1.00%	11.99%		3/30/2023	3/30/2029	13,290	12,903	12,891
Urology Management Holdings, Inc.	Health Care Providers & Services	S+625		1.00%	11.36%		2/7/2023	6/15/2026	7,156	6,962	6,941
Vessco Midco Holdings, LLC(16)	Water Utilities	L+450		1.00%	9.56%		4/1/2022	11/2/2026	2,931	2,866	2,931
World Insurance Associates, LLC(16)	Insurance	S+575		1.00%	10.81%		4/1/2022	4/1/2026	48,371	47,337	48,371

Total First Lien Bank Debt/Senior Secured Loans										$964,165	$933,818

Second Lien Asset-Based Senior Secured Loans
ACRES Commercial Mortgage, LLC	Diversified Financial Services	S+705		1.00%	12.31%		12/24/2021	8/21/2028	29,925	$29,435	$29,925
FGI Worldwide LLC	Diversified Financial Services	S+650		1.00%	11.61%		4/17/2023	4/17/2028	8,206	8,007	8,001

										$37,442	$37,926

Second Lien Bank Debt/Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975	(11)	1.00%	—		12/23/2013	10/12/2026	14,498	$12,297	$7,249

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
June 30, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued) —
First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.(16)	Pharmaceuticals	S+515	4.60%	10.32%		12/31/2019	5/1/2028	$34,738	$34,769	$34,738
Apeel Technology, Inc	Biotechnology	S+625	1.00%	8.75%		6/29/2022	6/1/2027	3,643	3,634	3,652
Arcutis Biotherapeutics, Inc.(3)	Pharamceuticals	L+745	0.10%	12.61%		12/22/2021	1/1/2027	66,849	67,618	67,685
Ardelyx, Inc.(3)	Pharmaceuticals	S+795	1.00%	13.15%		2/23/2022	3/1/2027	9,475	9,496	9,570
BridgeBio Pharma, Inc.(3)	Biotechnology	—	—	9.00	% (22)	11/17/2021	11/17/2026	40,446	40,101	40,446
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	12.41%		6/28/2019	1/1/2024	6,377	7,018	7,171
Cerapedics, Inc.	Biotechnology	S+620	2.75%	11.37%		12/27/2022	1/1/2028	26,939	26,958	27,007
Glooko, Inc.(16)	Health Care Technology	L+790	0.10%	13.06%		9/30/2021	10/1/2026	15,883	15,941	16,002
Meditrina, Inc.	Health Care Equipment & Supplies	S+550	3.45%	10.67%		12/20/2022	12/1/2027	3,367	3,356	3,367
Neuronetics, Inc.(16)	Health Care Equipment & Supplies	S+565	3.95%	10.82%		3/2/2020	3/29/2028	19,299	19,201	19,347
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	S+1415	0.10%	19.21	% (23)	7/30/2018	8/1/2023	20,192	20,977	21,101
Outset Medical, Inc.(3)	Health Care Equipment & Supplies	S+515	2.75%	10.32%		11/3/2022	11/1/2027	35,084	35,067	35,084
Spectrum Pharmaceuticals, Inc.(16)	Biotechnology	S+570	2.30%	10.87%		9/21/2022	9/1/2027	10,525	11,167	11,341
Vapotherm, Inc.	Health Care Equipment & Supplies	S+930	1.00%	14.57	% (24)	2/18/2022	2/1/2027	35,992	36,096	36,441
Vertos Medical, Inc.	Health Care Equipment & Supplies	S+515	4.75%	10.25%		6/14/2023	7/1/2028	6,651	6,570	6,567

Total First Lien Life Science Senior Secured Loans									$337,969	$339,519

Total Senior Secured Loans									$1,351,873	$1,318,512

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 27.7%
A&A Crane and Rigging, LLC (10)	Commercial Services & Supplies	7.78%	3/27/2023	3/27/2028	$75	$75	$75
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-9.64%	2/12/2021	3/1/2025-12/1/2026	1,813	1,811	1,811
AFG Dallas III, LLC (10)	Diversified Consumer Services	10.00-11.29%	8/11/2022	8/11/2026-3/1/2027	1,263	1,263	1,263
Air Methods Corporation (10)	Airlines	7.08-7.13%	11/3/2021	11/3/2026-11/23/2026	3,356	3,405	3,356
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	4/15/2025	720	720	727
Bazzini, LLC (10)	Food & Staples Retailing	10.46%	12/23/2022	1/1/2028	2,180	2,247	2,180
Boart Longyear Company (10)	Metals & Mining	8.31-10.44%	5/28/2020	7/1/2024-10/7/2026	3,283	3,283	3,283
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/1/2022	8/1/2026	134	134	134
C-Port/Stone LLC (10)	Oil, Gas & Consumable Fuels	8.54%	10/7/2022	11/1/2027	6,482	6,311	6,288
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023-6/22/2026	1,777	1,777	1,762
Carolina’s Contracting, LLC (10)	Diversified Consumer Services	8.40-8.72%	3/7/2023	3/7/2028-5/18/2028	3,850	3,887	3,850
CKD Holdings, Inc. (10)	Road & Rail	8.10-8.60%	9/22/2022	6/22/2026-9/22/2027	3,285	3,285	3,285
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	9.36-13.01%	5/27/2021	4/1/2025-5/1/2028	7,254	7,254	7,254
Complete Equipment Rentals, LLC (10)	Commercial Services & Supplies	6.75-7.15%	3/23/2023	4/1/2028-6/1/2028	2,013	1,980	1,978
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	1,553	1,568	1,553
Drillers Choice, Inc. (10)	Commercial Services & Supplies	8.00-10.08%	10/31/2022	11/1/2027-6/1/2029	2,050	2,053	2,050
EasyPak, LLC (10)	Containers & Packaging	9.01%	1/6/2021	1/1/2024	94	94	94
Energy Drilling Services, LLC (10)	Diversified Consumer Services	6.58-9.16%	8/26/2022	11/9/2025-9/1/2027	1,201	1,201	1,177
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	4,925	4,949	4,925
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	8.37%	4/27/2018	4/27/2025	3,614	3,614	3,523
Extreme Steel Crane & Rigging, LLC (10)	Commercial Services & Supplies	9.52%	3/3/2023	3/3/2027	955	964	955
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50-9.02%	10/28/2021	10/1/2026-3/1/2027	2,615	2,617	2,615
First National Capital, LLC (10)	Diversified Financial Services	9.00%	11/5/2021	8/1/2026	6,179	6,179	6,179
Freightsol LLC (10)	Road & Rail	12.51-12.89%	4/9/2019	11/1/2023	457	459	457
Garda CL Technical Services, Inc. (10)	Commercial Services & Supplies	8.31%	3/22/2018	10/5/2023	55	55	55
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	1/4/2024	229	229	229
GMT Corporation (10)	Machinery	10.71%	10/23/2018	1/1/2026	4,320	4,324	4,320
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/8/2021	11/1/2025	847	847	847
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%	11/15/2018	5/1/2024-9/1/2025	223	223	218
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	4,952	4,976	4,853
Kool Pak, LLC (10)	Road & Rail	8.58%	2/5/2018	3/1/2024	113	113	113
Loc Performance Products, LLC (10)	Machinery	10.50%	12/29/2022	6/1/2027	709	709	709
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/2024-9/25/2024	7,500	7,500	7,361
Lux Credit Consultants, LLC (10)	Road & Rail	8.28-12.09%	6/17/2021	12/1/2024-12/1/2026	13,260	13,260	13,260
Lux Vending, LLC (10)	Consumer Finance	12.46-13.26%	8/20/2021	7/20/2024-10/1/2024	1,151	1,163	1,151
Miranda Logistics Enterprise, Inc. (10)	Construction & Engineering	7.69%	4/14/2023	4/14/2028	862	862	862
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	2/28/2025	310	309	310
No Limit Construction Services, LLC (10)	Commercial Services & Supplies	7.73%	5/5/2023	6/1/2028	129	129	129
Ozzies, Inc. (10)	Commercial Services & Supplies	10.72%	12/23/2022	1/1/2027	1,837	1,895	1,837
PCX Aerostructures LLC (10)	Aerospace & Defense	9.32%	11/23/2022	12/1/2028	2,489	2,489	2,489
Rane Light Metal Castings Inc. (10)	Machinery	10.00%	6/1/2020	6/1/2024	109	109	109
Rango, Inc. (10)	Commercial Services & Supplies	9.33-9.79%	9/24/2019	8/1/2023-11/1/2024	1,023	1,038	1,004
Rayzor’s Edge LLC (10)	Diversified Consumer Services	7.69-8.27%	5/19/2023	5/18/2030-6/30/2030	753	753	753
RH Land Construction, LLC & Harbor Dredging LA, Inc. (10)	Construction & Engineering	8.08%	5/10/2023	5/10/2026	135	135	135
Royal Coach Lines, Inc.(10)	Road & Rail	9.56%	11/21/2019	8/1/2025	718	718	655
Royal Express Inc. (10)	Road & Rail	9.53%	1/17/2019	2/1/2024	291	292	291
Rotten Rock Hardscaping & Tree Service (10)	Diversified Consumer Services	8.21%	12/6/2022	12/6/2027	225	225	225
Signet Marine Corporation (10)	Transportation Infrastructure	8.50%	10/31/2022	11/1/2029	13,275	13,320	13,275
SLR Equipment Finance(2)	Multi-Sector Holdings	8.50%	1/24/2022	1/27/2024	2,500	2,500	2,500
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82-8.61%	6/30/2022	9/15/2026-6/27/2030	6,297	6,297	6,297
ST Coaches, LLC (10)	Road & Rail	8.47-8.58%	7/31/2017	7/1/2023-1/25/2025	1,442	1,442	1,383
Star Coaches Inc. (10)	Road & Rail	8.42%	3/9/2018	4/1/2025	2,613	2,613	2,345
Superior Transportation, Inc. (10)	Road & Rail	10.22-10.69%	7/31/2017	1/1/2026	2,800	2,800	2,800
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	4.07%	7/31/2017	1/15/2028	1,553	1,553	1,553
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-8.93%	10/8/2021	11/1/2024-12/1/2026	1,939	1,939	1,939
U.S. Crane & Rigging, LLC (10)	Commercial Services & Supplies	10.92%	12/23/2022	3/1/2027	1,848	1,848	1,848
Up Trucking Services, LLC (10)	Road & Rail	11.21%	3/23/2018	8/1/2024	329	331	329
Waste Pro of Florida, Inc. & Waste Pro USA, Inc. (10)	Commercial Services & Supplies	9.17%	4/18/2023	4/18/2028	9,735	9,904	9,735
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%	7/31/2019	8/1/2024-10/5/2025	461	462	461
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	300	300	289
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32-9.93%	9/23/2022	9/23/2027-6/23/2028	2,426	2,463	2,426
Zamborelli Enterprises Pacific Souther Foundation (10)	Diversified Consumer Services	8.91%	12/7/2022	1/1/2027	644	650	644

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
June 30, 2023
(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Equipment Financing (continued) —
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings	7/31/2017	200	145,000	120,820

Total Equipment Financing				$296,905	$271,333

Description	Industry	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Preferred Equity – 0.4%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00	% (11)	6/8/2012	6/30/2025	—	$5,050	$3,801

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—59.9%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	6,347	$106	$—
Bayside Parent, LLC (27)*	Health Care Providers & Services	5/31/2023	6,526	11,411	3,819
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	51
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	82
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	260,000	129	341
KBH Topco LLC (Kingsbridge) (2)(5)(18)	Multi-Sector Holdings	11/3/2020	73,500,000	136,596	148,444
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2022	29,366	23	19
NSPC Holdings, LLC (National Spine) *	Health Care Providers & Services	2/13/2023	207,043	657	403
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	—
RD Holdco, Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	469,353	235	358
SLR-AMI Topco Blocker, LLC (27)(28)*	Internet & Catalog Retail	6/16/2023	—	7,014	8,897
SLR Business Credit (2)(3)(19)	Diversified Financial Services	4/1/2022	100	81,583	90,370
SLR Credit Solutions (2)(3)(20)	Diversified Financial Services	12/28/2012	280,303	280,737	279,000
SLR Healthcare ABL (2)(3)(21)	Diversified Financial Services	4/1/2022	32,839	34,335	34,850
SLR Senior Lending Program LLC (2)(3)(25)	Asset Management	12/1/2022	—	20,750	20,995
Spectrum Pharmaceuticals, Inc. Warrants *	Biotechnology	9/21/2022	159,470	51	80
Vapotherm, Inc. Warrants*	Health Care Equipment & Supplies	2/18/2022	207,117	262	20
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	2,230	152	—
Vertos Medical, Inc. Warrants*	Health Care Equipment & Supplies	6/14/2023	161,761	51	51

Total Common Equity/Equity Interests/Warrants				$595,698	$587,780

Total Investments (6) — 222.4%				$2,249,526	$2,181,426

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 34.0%
U.S. Treasury Bill	Government	6/30/2023	8/10/2023	$335,000	$333,200	$333,200

Total Investments & Cash Equivalents —256.4%					$2,582,726	$2,514,626

Liabilities in Excess of Other Assets — (156.4%)						(1,533,821)

Net Assets — 100.0%						$980,805

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of June 30, 2023.

(2)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2023 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2022	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend/Misc Income	Fair Value at June 30, 2023
Equipment Operating Leases, LLC	$3,741	$—	$224	$—	$6	$156	$3,523
Kingsbridge Holdings, LLC	80,000	—	—	—	(46)	4,875	80,000
KBH Topco, LLC (Kingsbridge)	148,444	—	—	—	—	7,000	148,444
Loyer Capital LLC	7,361	—	—	—	—	374	7,361
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, warrants)	—	—	—	—	—	—	—
RD Holdco, Inc. (debt)	6,521	507	—	—	221	—	7,249
SLR Business Credit	89,370	—	—	—	1,000	3,500	90,370
SLR Credit Solutions	288,760	—	—	—	(9,760)	10,000	279,000
SLR Equipment Finance (equity)	120,820	—	—	—	—	—	120,820
SLR Equipment Finance (debt)	5,000	2,500	5,000	—	—	120	2,500
SLR Healthcare ABL	34,350	—	—	—	500	1,730	34,850
SLR Senior Lending Program LLC	9,426	11,250	—	—	319	57	20,995
SOINT, LLC	3,801	123	—	—	(123)	123	3,801

	$797,594	$14,380	$5,224	$—	$(7,883)	$27,935	$798,913

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
June 30, 2023
(in thousands)

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on
investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2023, on a fair value basis, non-qualifying
assets in the portfolio represented 24.5% of the total assets of the Company.

(4)	The Company’s investment in SOINT, LLC includes a one dollar investment in common shares.
(5)	Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $3,002; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $154,967 and $157,969, respectively, based on a tax cost of $2,184,428. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

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
co-Borrowers.

(15)	Spread is 1.00% Cash / 6.00% PIK.
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
(27)
Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2023 (beginning with the date at which the Company became an Affiliated Person) in these affiliated investments are as follows:

Name of Issuer	Fair Value at Date of Affiliation(30)	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest Income	Fair Value at June 30, 2023
AmeriMark Intermediate Holdings, LLC	$—	$464	$—	$—	$—	$—	$464
AmeriMark Intermediate Holdings, LLC	9,371	—	—	—	(4,237)	—	5,134
Bayside Opco, LLC	846	—	—	—	—	9	846
Bayside Opco, LLC	18,224	—	—	—	—	194	18,224
Bayside Parent, LLC (loan)	4,773	—	—	—	—	62	4,773
Bayside Parent, LLC (equity)	4,681	—	—	—	(862)	—	3,819
SLR-AMI Topco Blocker, LLC	7,014	—	—	—	1,883	—	8,897

	$44,909	$464	$—	$—	$(3,216)	$265	$42,157

(28)
Through this entity and other intermediate entities, the Company owns approximately 7.3% of the underlying common units of ASC Holdco, LLC, a joint venture which owns certain assets of the former Amerimark Interactive, LLC.

(29)	Kaseya, Inc. may elect to defer up to 2.50% of the coupon as PIK.
(30)	The Company became an Affiliated Person to Bayside Opco, LLC and Bayside Parent, LLC on May 31, 2023 and to Amerimark Intermediate Holdings, LLC and SLR-AMI Topco Blocker, LLC on June 16, 2023.
*	Non-income producing security.
**	Investment is on non-accrual status.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
June 30, 2023
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2023
Diversified Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	21.0%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	16.6%
Health Care Providers & Services	10.7%
Health Care Equipment & Supplies	6.6%
Pharmaceuticals	5.5%
Insurance	4.2%
Software	4.0%
Biotechnology	3.8%
Diversified Consumer Services	3.6%
Capital Markets	2.0%
Commercial Services & Supplies	1.7%
Media	1.4%
Thrifts & Mortgage Finance	1.4%
Personal Products	1.4%
Road & Rail	1.4%
Auto Parts & Equipment	1.2%
Packaged Foods & Meats	1.1%
Life Sciences Tools & Services	1.1%
Wireless Telecommunication Services	1.1%
Asset Management	1.0%
Internet Software & Services	0.9%
Building Products	0.9%
Health Care Technology	0.7%
Transportation Infrastructure	0.7%
Internet & Catalog Retail	0.7%
Communications Equipment	0.6%
Trading Companies & Distributors	0.6%
IT Services	0.5%
Leisure Equipment & Products	0.5%
Specialty Retail	0.5%
Hotels, Restaurants & Leisure	0.3%
Auto Components	0.3%
Aerospace & Defense	0.3%
Oil, Gas & Consumable Fuels	0.3%
Footwear	0.2%
Airlines	0.2%
Machinery	0.2%
Food Products	0.2%
Metals & Mining	0.2%
Water Utilities	0.1%
Food & Staples Retailing	0.1%
Construction & Engineering	0.1%
Consumer Finance	0.1%
Energy Equipment & Services	0.0%
Containers & Packaging	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)		Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 124.6%
First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation(16)	Health Care Providers & Services	L+550		1.00%	10.09%		5/7/2018	5/9/2025	$17,103	$16,793	$17,103
All State Ag Parts, LLC(16)	Trading Companies & Distributors	S+575		1.00%	10.19%		4/1/2022	9/1/2026	4,197	4,081	4,197
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	—		5/5/2016	9/9/2021	36,135	25,926	—
American Teleconferencing Services, Ltd.**	Communications Equipment	L+650		1.00%	—		9/17/2021	1/31/2023	6,405	6,254	224
AmeriMark Intermediate Holdings, LLC(14)	Internet & Catalog Retail	L+800		1.00%	14.77%		7/28/2021	10/15/2026	24,087	23,711	22,882
Apex Services Partners, LLC(16)	Diversified Consumer Services	S+525		1.00%	9.80%		8/31/2022	7/31/2025	14,021	13,644	14,021
Atria Wealth Solutions, Inc.(16)	Diversified Financial Services	S+600		1.00%	10.84%		9/14/2018	2/29/2024	8,149	8,107	8,149
Basic Fun, Inc.(16)	Specialty Retail	L+550		1.00%	10.27%		10/30/2020	10/30/2023	2,162	2,152	2,162
BayMark Health Services, Inc.(16)	Health Care Providers & Services	L+500		1.00%	9.73%		4/1/2022	6/11/2027	9,432	9,078	9,432
BDG Media, Inc	Media	L+900		0.25%	13.17%		7/18/2022	4/27/2023	14,454	14,454	14,454
CC SAG Holdings Corp. (Spectrum Automotive)(16)	Diversified Consumer Services	L+575		0.75%	10.48%		6/29/2021	6/29/2028	20,427	20,057	20,427
Composite Technology Acquisition Corp.(16)	Building Products	L+475		1.00%	9.73%		4/1/2022	2/1/2025	10,386	9,983	10,386
Copper River Seafoods, Inc.	Food Products	P+275		—	10.25%		8/31/2022	4/23/2025	8,405	8,405	8,405
DeepIntent, Inc.	Media	P+175		—	9.25%		10/12/2022	3/25/2025	16,951	16,951	16,951
Enhanced Permanent Capital, LLC(3)	Capital Markets	L+700		1.00%	10.13%		12/29/2020	12/29/2025	35,205	34,496	35,205
ENS Holdings III Corp. & ES Opco USA LLC (Bluefin)(16)	Trading Companies & Distributors	S+475		1.00%	9.43%		4/1/2022	12/31/2025	4,978	4,804	4,978
Enverus Holdings, Inc. (fka Drilling Info Holdings)(16)	IT Services	L+450		—	8.88%		4/1/2022	7/30/2025	11,598	11,129	11,598
Erie Construction Mid-west, LLC(16)	Building Products	S+475		1.00%	9.79%		4/1/2022	7/30/2027	8,915	8,580	8,915
Foundation Consumer Brands, LLC(16)	Personal Products	L+550		1.00%	10.15%		2/12/2021	2/12/2027	35,273	34,421	35,273
GSM Acquisition Corp.(16)	Leisure Equipment & Products	S+500		1.00%	9.03%		4/1/2022	11/16/2026	11,022	10,562	10,912
Higginbotham Insurance Agency, Inc.(16)	Insurance	L+525		0.75%	9.63%		4/1/2022	11/25/2026	6,223	5,994	6,223
High Street Buyer, Inc.(16)	Insurance	L+600		0.75%	10.73%		4/1/2022	4/16/2028	5,188	4,900	5,188
Human Interest Inc	Internet Software & Services	S+785		1.00%	11.97%		6/30/2022	7/1/2027	20,104	19,783	20,104
iCIMS, Inc.	Software	S+725		0.75%	11.52	% (26)	8/18/2022	8/18/2028	32,084	31,548	31,522
Ivy Fertility Services, LLC	Health Care Providers & Services	L+625		1.00%	10.39%		12/22/2021	2/25/2026	30,092	29,415	30,393
Kaseya, Inc.(16)	Software	S+575		0.75%	10.33%		6/22/2022	6/23/2029	32,426	31,966	32,426
Kid Distro Holdings, LLC (Distro Kid)(16)	Software	L+575		1.00%	10.48%		9/24/2021	10/1/2027	26,452	26,015	26,452
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700		1.00%	10.75%		12/21/2018	12/21/2024	80,000	79,800	80,000
KORE Wireless Group, Inc.(16)	Wireless Telecommunication Services	S+550		—	10.08%		12/21/2018	12/21/2024	23,588	23,123	23,588
Logix Holding Company, LLC(16)	Communications Equipment	L+575		1.00%	10.13%		9/14/2018	12/22/2024	14,009	13,246	13,449
Luxury Asset Capital, LLC(16)	Thrifts & Mortgage Finance	S+675		1.00%	10.99%		7/15/2022	7/15/2027	27,500	26,991	27,500
Maurices, Incorporated(16)	Specialty Retail	S+675		1.00%	8.74%		8/27/2021	6/1/2024	7,808	7,678	7,808
Montefiore Nyack Hospital	Health Care Providers & Services	L+495		—	9.72%		8/9/2022	11/15/2024	3,966	3,966	3,966
NAC Holdings Corporation (Jaguar)(16)	Insurance	S+525		1.00%	9.45%		7/30/2021	9/28/2024	28,603	28,214	28,603
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+500		1.00%	7.31%		4/1/2022	6/2/2024	2,681	2,564	2,547
One Touch Direct, LLC	Commercial Services & Supplies	P+75		—	8.25%		4/3/2020	3/30/2024	4,431	4,431	4,431
Orthopedic Care Partners Management, LLC	Health Care Providers & Services	S+650		1.00%	10.91%		8/17/2022	5/16/2024	3,111	3,092	3,111
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	S+625		1.00%	10.67%		8/19/2022	12/4/2024	1,327	1,309	1,313
Peter C. Foy & Associates Insurance Services, LLC	Insurance	S+600		0.75%	10.44%		4/1/2022	11/1/2028	10,854	10,699	10,854
PhyNet Dermatology LLC	Health Care Providers & Services	S+625	(15)	1.00%	9.81%		9/5/2018	8/16/2024	14,458	14,420	14,458
Pinnacle Treatment Centers, Inc.(16)	Health Care Providers & Services	S+650		1.00%	10.57%		1/22/2020	1/2/2026	27,997	27,528	27,367
Plastics Management, LLC(16)	Health Care Providers & Services	S+500		1.00%	9.89%		4/1/2022	8/18/2027	9,491	9,161	9,491
PPT Management Holdings, LLC(16)	Health Care Providers & Services	L+850	(11)	1.00%	12.83%		9/14/2018	1/30/2023	32,163	31,987	25,827
RQM+ Corp.(16)	Life Sciences Tools & Services	S+575		1.00%	10.97%		8/20/2021	8/12/2026	26,823	26,455	26,823
RSC Acquisition, Inc.(16)	Insurance	S+550		0.75%	9.26%		4/1/2022	11/1/2026	6,985	6,813	6,985
RxSense Holdings LLC(16)	Diversified Consumer Services	L+500		1.00%	9.41%		4/1/2022	3/13/2026	11,775	11,357	11,775
SCP Eye Care, LLC	Health Care Providers & Services	S+575		1.00%	9.46%		10/6/2022	10/5/2029	8,314	8,050	8,044
SHO Holding I Corporation (Shoes for Crews)(16)	Footwear	L+523		1.00%	9.66%		4/1/2022	4/27/2024	5,704	5,361	5,419
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+600		1.00%	10.77%		6/3/2022	1/27/2026	1,399	1,387	1,399
SPAR Marketing Force, Inc.	Media	P+95		—	8.45%		7/18/2022	10/10/2024	9,162	9,162	9,162
Stryten Resources LLC	Auto Parts & Equipment	S+800		1.00%	12.44%		8/11/2021	10/12/2026	25,922	25,506	25,922
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	L+575		0.75%	10.48%		6/16/2021	6/16/2028	24,953	24,446	24,953
TAUC Management, LLC(16)	Health Care Providers & Services	L+525		1.00%	9.98%		4/1/2022	2/12/2027	6,899	6,585	6,864
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+550		1.00%	10.14%		4/1/2022	12/31/2026	9,996	9,527	9,996
Ultimate Baked Goods Midco LLC (Rise Baking)(16)	Packaged Foods & Meats	L+650		1.00%	10.88%		8/12/2021	8/13/2027	24,789	24,038	24,789
Vessco Midco Holdings, LLC(16)	Water Utilities	L+450		1.00%	7.87%		4/1/2022	11/2/2026	1,728	1,668	1,728
World Insurance Associates, LLC(16)	Insurance	S+575		1.00%	9.31%		4/1/2022	4/1/2026	31,624	30,785	30,359

Total First Lien Bank Debt/Senior Secured Loans										$912,558	$886,513

Second Lien Asset-Based Senior Secured Loans
ACRES Commercial Mortgage, LLC	Diversified Financial Services	S+705		1.00%	11.38%		12/24/2021	8/21/2028	29,925	$29,398	$29,925

Second Lien Bank Debt/Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975	(11)	1.00%	—		12/23/2013	10/12/2026	13,043	$11,791	$6,521

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

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Preferred Equity – 0.4%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00% (11)	6/8/2012	6/30/2023	49,273	$4,927	$3,801

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—57.1%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	6,347	$106	$—
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	82
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	103
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	260,000	129	366
KBH Topco LLC (Kingsbridge) (2)(5)(18)	Multi-Sector Holdings	11/3/2020	73,500,000	136,596	148,444
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2022	29,366	23	23
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	—
RD Holdco, Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	469,353	235	483
SLR Business Credit (2)(3)(19)	Diversified Financial Services	4/1/2022	100	81,583	89,370
SLR Credit Solutions (2)(3)(20)	Diversified Financial Services	12/28/2012	280,303	280,737	288,760
SLR Healthcare ABL (2)(3)(21)	Diversified Financial Services	4/1/2022	32,839	34,335	34,350
SLR Senior Lending Program LLC (2)(3)(25)	Asset Management	12/1/2022	—	9,500	9,426
Spectrum Pharmaceuticals, Inc. Warrants *	Biotechnology	9/21/2022	159,470	51	15
Vapotherm, Inc. Warrants*	Health Care Equipment & Supplies	2/18/2022	36,996	210	87
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	33,430	152	—

Total Common Equity/Equity Interests/Warrants				$565,263	$571,509

Total Investments (6) — 208.7%				$2,134,587	$2,086,676

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 41.8%
U.S. Treasury Bill	Government	12/30/2022	2/23/2023	$420,000	$417,590	$417,590

Total Investments & Cash Equivalents —250.5%					$2,552,177	$2,504,266
Liabilities in Excess of Other Assets — (150.5%)						(1,504,535)

Net Assets — 100.0%						$999,731

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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2023
(in thousands, except share amounts)
Note 1. Organization
SLR Investment Corp. (the “Company”, “SLRC”, “we”, “us” or “our”), a Maryland corporation formed in November 2007, is a closed-end,
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
On April 1, 2022, we acquired SLR Senior Investment Corp., a Maryland corporation (“SUNS”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 1, 2021, by and among us, SUNS, Solstice Merger Sub, Inc., a Maryland corporation and our wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, SLR Capital Partners, LLC (the “Investment Adviser”). Pursuant to the Merger Agreement, Merger Sub merged with and into SUNS, with SUNS continuing as the surviving company and as SUNS’s wholly-owned subsidiary (the “Merger”) and, immediately thereafter, SUNS merged with and into us, with us continuing as the surviving company (together with the Merger, the “Mergers”). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of SUNS’s common stock was converted into the right to receive 0.7796 shares of our common stock (with SUNS’s stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the Mergers, we issued an aggregate of 12,511,825 shares of our common stock to former SUNS stockholders.
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
June 30, 2023
(in thousands, except share amounts)

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements, have been included.
The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)
Under procedures established by the board of directors (the “Board”), we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available and deemed to represent fair value under GAAP, at such market quotations (unless they are deemed not to represent fair value). A market quotation is readily available for a security only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. If the Company anticipates using a market quotation for a security, it will also monitor for circumstances that may necessitate the use of fair value, such as significant events that may cause concern over the reliability of a market quotation. We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market
pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we may utilize independent third-party valuation firms to assist us in determining the fair value of material assets. Accordingly, such investments go through our multi-step valuation process as described below. In each such case, independent valuation firms, that may from time to time be engaged by the Board, consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of the Investment Adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of the Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Board. Such determination of fair values involves subjective judgments and estimates.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value under GAAP, the Board has approved a multi-step valuation process each quarter, as described below:

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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2023
(in thousands, except share amounts)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC
820-10,
certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2023, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
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

(e)
The Company intends to comply with the applicable provisions of the Code pertaining to
RICs
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
June 30, 2023
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
June 30, 2023
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
2.1875
% in any calendar quarter; and (3) 20% of the amount of the Company’s pre-incentive
fee net investment income, if any, that exceeds
2.1875
% in any calendar quarter. These calculations are appropriately pro-rated
for any period of less than three months.
The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment
basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and six months ended June 30, 2023 and 2022.
For the three and six months ended June 30, 2023, the Company recognized $7,878 and $15,584, respectively, in base management fees and $5,638 and $11,147, respectively, in performance-based incentive fees. For the three and six months ended June 30, 2023, $125 and $235, respectively, of such performance-based incentive fees were waived. For the three and six months ended June 30, 2022, the Company recognized $6,913 and $14,129, respectively, in base management fees and $4,734 and $4,734, respectively, in gross performance-based incentive fees. For the three and six months ended June 30, 2022, $1,358 and $1,358 of such performance-based incentive fees were waived. The Investment Adviser has agreed to waive incentive fees resulting from income earned due to the accretion of purchase discount allocated to investments acquired as a result of the Mergers. Fees waived pursuant to the above are not subject to recoupment by the Investment Adviser.
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
For the three and six months ended June 30, 2023, the Company recognized expenses under the Administration Agreement of $1,480 and $2,988 respectively. For the three and six months ended June 30, 2022, the Company recognized expenses under the Administration Agreement of $1,369 and $2,552 respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2023 and 2022.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2023
(in thousands, except share amounts)

Note 4. Net Asset Value Per Share
At June 30, 2023, the Company’s total net assets and net asset value per share were $980,805 and $17.98, respectively. This compares to total net assets and net asset value per share at December 31, 2022 of $999,731 and $18.33, respectively.
Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC
260-10,
for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Earnings (loss) per share (basic & diluted)
Numerator - net increase (decrease) in net assets resulting from operations:	$18,995	$(15,646)	$25,819	$(14,183)
Denominator - weighted average shares:	54,554,634	54,772,651	54,554,642	48,551,302
Earnings (loss) per share:	$0.35	($0.29)	$0.47	($0.29)
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2023
(in thousands, except share amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of June 30, 2023 and December 31, 2022:
Fair Value Measurements
As of June 30, 2023

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,318,512	$—	$1,318,512
Equipment Financing	—	—	271,333	—	271,333
Preferred Equity	—	—	3,801	—	3,801
Common Equity/Equity Interests/Warrants	358	—	566,427	20,995	587,780

Total Investments	$358	$—	$2,160,073	$20,995	$2,181,426

Fair Value Measurements
As of December 31, 2022

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,245,414	$—	$1,245,414
Equipment Financing	—	—	265,952	—	265,952
Preferred Equity	—	—	3,801	—	3,801
Common Equity/Equity Interests/Warrants	483	—	561,600	9,426	571,509

Total Investments	$483	$—	$2,076,767	$9,426	$2,086,676

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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2023
(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets for the three and six months ended June 30, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at June 30, 2023:
Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, March 31, 2023	$1,256,830	$258,044	$3,801	$559,919	$2,078,594
Total gains or losses included in earnings:
Net realized gain	333	—	—	—	333
Net change in unrealized gain (loss)	7,647	(138)	(62)	(11,998)	(4,551)
Purchase of investment securities	166,766	22,739	62	18,506	208,073
Proceeds from dispositions of investment securities	(113,064)	(9,312)	—	—	(122,376)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, June 30, 2023	$1,318,512	$271,333	$3,801	$566,427	$2,160,073

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$1,207	$(138)	$(62)	$(11,998)	$(10,991)

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2022	$1,245,414	$265,952	$3,801	$561,600	$2,076,767
Total gains or losses included in earnings:
Net realized gain	1,157	—	—	—	1,157
Net change in unrealized loss	(5,823)	(78)	(123)	(14,358)	(20,382)
Purchase of investment securities	320,336	30,084	123	19,185	369,728
Proceeds from dispositions of investment securities	(242,572)	(24,625)	—	—	(267,197)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, June 30, 2023	$1,318,512	$271,333	$3,801	$566,427	$2,160,073

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss.	$(11,594)	$(78)	$(123)	$(14,358)	$(26,153)

While the Company has not made an election to apply the fair value option of accounting to any of its current debt obligations, if the Company’s debt obligations were carried at fair value at June 30, 2023, the fair value of the Credit Facility, SPV Credit Facility, 2024 Unsecured Notes, 2025 Unsecured Notes, 2026 Unsecured Notes, 2027 Unsecured Notes and 2027 Series F Unsecured Notes would be $582,000, $167,200, $119,688, $80,325, $68,250, $43,125 and $118,463, respectively.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2023
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
June 30, 2023
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
Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of June 30, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2023		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$ $	1,306,129 12,383	Income Approach Recovery Analysis	Market Yield Recoverable Amount	9.9% – 20.8% (12.8%) N/A
Equipment Financing	Asset	$ $	150,513 120,820	Income Approach Market Multiple (1)	Market Yield Comparable Multiple	8.5% – 9.7% (9.6%) 1.1x-1.4x (1.2x)
Preferred Equity	Asset		$3,801	Income Approach	Market Yield	5.0% – 5.0% (5.0%)
Common Equity/Equity Interests/Warrants	Asset	$ $	162,207 404,220	Market Multiple (2) Market Approach	Comparable Multiple Return on Equity	6.3x – 11.5x (8.7x) 4.7% – 32.4% (10.7%)

(1)	Includes $120,820 of investments valued using an implied multiple.
(2)	Includes $1,047 of investments valued using a Black-Scholes model and $161,160 of investments valued using an EBITDA multiple.
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2023
(in thousands, except share amounts)

Note 7. Debt
Our debt obligations consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$582,000	$577,843	(1)	$393,000	$388,254	(1)
SPV Credit Facility	167,200	166,433	(2)	155,200	154,302	(2)
2023 Unsecured Notes	—	—		75,000	74,979	(3)
2024 Unsecured Notes	125,000	124,563	(4)	125,000	124,421	(4)
2025 Unsecured Notes	85,000	84,696	(5)	85,000	84,613	(5)
2026 Unsecured Notes	75,000	74,556	(6)	75,000	74,498	(6)
2027 Unsecured Notes	50,000	49,959	(7)	50,000	49,953	(7)
2027 Series F Unsecured Notes	135,000	134,983	(8)	135,000	134,978	(8)

	$1,219,200	$1,213,033		$1,093,200	$1,085,998

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $4,157 and $4,746 as of June 30, 2023 and December 31, 2022, respectively.
(2)	Carrying Value equals the Face Amount net of unamortized market discount of $767 and $898 as of June 30, 2023 and December 31, 2022, respectively.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $21 as of December 31, 2022.
(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $437 and $579 as of June 30, 2023 and December 31, 2022, respectively.
(5)	Carrying Value equals the Face Amount net of unamortized market discount of $304 and $387 as of June 30, 2023 and December 31, 2022, respectively.
(6)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $444 and $502 as of June 30, 2023 and December 31, 2022, respectively.
(7)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $41 and $47 as of June 30, 2023 and December 31, 2022, respectively.
(8)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $17 and $22 as of June 30, 2023 and December 31, 2022, respectively.
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
June 30, 2023
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
Revolving and Term Loan Facilities
On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to the Company’s assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, the commitment under the SPV Credit Facility is $225,000; however, the commitment can also be expanded up to $600,000. The stated interest rate on the SPV Credit Facility is
SOFR
plus
2.00%-2.50%
with no
SOFR
floor requirement and the current final maturity date is June 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, the Company as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At June 30, 2023, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $167,200.
On December 28, 2021, the Company closed on Amendment No. 1 to its August 28, 2019 senior secured credit agreement (the “Credit Facility”). Following the amendment and a November 2022 upsizing, the Credit Facility is composed of $625,000 of revolving credit and $100,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of
1.75%-2.00%
or the alternate base rate plus
0.75%-1.00%.
The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At June 30, 2023, outstanding USD equivalent borrowings under the Credit Facility totaled $582,000, composed of $482,000 of revolving credit and $100,000 of term loans.
Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.
The average annualized interest cost for all borrowings for the six months ended June 30, 2023 and the year ended December 31, 2022 was 5.60% and 4.09%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the SPV Credit Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the six months ended June 30, 2023 and the year ended December 31, 2022 were $1,219,200 and $1,164,200, respectively.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2023
(in thousands, except share amounts)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022:

	Six months ended June 30, 2023	Six months ended June 30, 2022
Per Share Data: (a)
Net asset value, beginning of year	$18.33	$19.93

Net investment income	0.82	0.70
Net realized and unrealized loss	(0.35)	(0.97)*

Net increase (decrease) in net assets resulting from operations	0.47	(0.27)
Issuance of common stock in connection with the Merger	—	(0.31)
Distributions to stockholders:
From distributable earnings	(0.82)	(0.82)
From return of capital	—	—

Net asset value, end of period	$17.98	$18.53

Per share market value, end of period	$14.27	$14.63
Total Return (b)(c)	8.41%	(19.85%)
Net assets, end of period	$980,805	$1,015,153
Shares outstanding, end of period	54,554,634	54,772,651
Ratios to average net assets (c):
Net investment income	4.52%	3.53%

Operating expenses	3.22%**	2.44%**
Interest and other credit facility expenses	3.34%	1.95%

Total expenses	6.56%**	4.39%**

Average debt outstanding	$1,125,576	$880,327
Portfolio turnover ratio	12.6%	9.0%

(a)	Calculated using the average shares outstanding method, except for the issuance of common stock in connection with the Merger, which reflects the actual amount per share for the applicable period.
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
**
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of the performance-based incentive fee waiver (see note 3). For the six months ended June 30, 2023, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.24% and 6.58%, respectively, without the performance-based incentive fee waiver. For the six months ended June 30, 2022, the ratios of operating expenses to average net assets and total expenses to average net assets would be 2.58% and 4.53%, respectively, without the performance-based incentive fee waiver.

Note 9. SLR Credit Solutions
On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of June 30, 2023, total commitments to the revolving credit facility are $300,000.
As of June 30, 2023 SLR Credit had 29 funded commitments to 25 different issuers with total funded loans of approximately $425,019 on total assets of $443,024. As of December 31, 2022 SLR Credit had 29 funded commitments to 25 different issuers with total funded loans of approximately $439,484 on total assets of $460,683. As of June 30, 2023 and December 31, 2022, the largest loan outstanding totaled $30,000 and $33,420, respectively. For the same periods, the average exposure per issuer was $17,001 and $17,579, respectively. SLR Credit’s credit facility, which is non-recourse
to the Company, had approximately $216,947 and $224,325 of borrowings outstanding at June 30, 2023 and December 31, 2022, respectively. For the three months ended June 30, 2023 and 2022, SLR Credit had net income of $6,767 and $1,880, respectively, on gross income of $13,897 and $6,882, respectively. For the six months ended June 30, 2023 and 2022, SLR Credit had net income (loss) of ($2,905) and $4,660, respectively, on gross income of $28,452 and $13,575, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2023
(in thousands, except share amounts)

Note 10. Commitments and Contingencies
Off-Balance
Sheet Arrangements
The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit and SLR Healthcare. The total amount of these unfunded commitments as of June 30, 2023 and December 31, 2022 is $325,858 and $323,663, respectively, comprised of the following:

	June 30, 2023	December 31, 2022
SLR Credit Solutions*	$44,263	$44,263
Outset Medical, Inc.	35,084	35,084
Apeel Technology, Inc.	32,786	32,786
CVAUSA Management, LLC	22,882	—
Human Interest, Inc	20,104	20,104
Glooko, Inc.	17,868	17,868
BDG Media, Inc.	11,539	3,546
ONS MSO, LLC	10,961	—
iCIMS, Inc	10,800	11,435
Arcutis Biotherapeutics, Inc.	8,356	8,356
Atria Wealth Solutions, Inc.	8,215	8,215
Copper River Seafoods, Inc.	8,158	3,595
Ardelyx, Inc	7,752	7,752
Cerapedics, Inc.	6,735	6,735
United Digestive MSO Parent, LLC	5,259	—
Luxury Asset Capital, LLC	4,500	7,500
Kaseya, Inc.	3,768	3,936
SPAR Marketing Force, Inc.	3,733	1,338
Urology Management Holdings, Inc.	3,596	—
One Touch Direct, LLC	3,571	3,069
Spectrum Pharmaceuticals, Inc.	3,508	8,771
SLR Equipment Finance	3,500	1,000
Meditrina, Inc.	3,367	3,367
Vertos Medical, Inc.	3,325	—
Foundation Consumer Brands, LLC	3,009	3,009
Vessco Midco Holdings, LLC	2,677	3,892
Kid Distro Holdings, LLC	2,650	2,650
RSC Acquisition, Inc.	2,487	7,498
Erie Construction Mid-west, LLC	2,403	1,248
Ultimate Baked Goods Midco LLC	2,361	1,636
Maurices, Incorporated	2,353	4,314
Basic Fun, Inc.	2,150	2,675
SCP Eye Care, LLC	1,955	2,771
DeepIntent, Inc.	1,925	3,049
SunMed Group Holdings, LLC	1,621	843
SLR Healthcare ABL*	1,400	1,400
American Teleconferencing Services, Ltd	1,380	1,090
Montefiore Nyack Hospital	1,301	1,034
Pinnacle Treatment Centers, Inc.	1,286	1,745
RxSense Holdings LLC	1,250	1,250
Bayside Opco, LLC	1,247	—
Enverus Holdings, Inc.	1,233	1,004
Tilley Distribution, Inc.	1,158	525
Pediatric Home Respiratory Services, LLC	1,147	1,805
GSM Acquisition Corp	862	784
Composite Technology Acquisition Corp	825	1,537
High Street Buyer, Inc.	631	327
CC SAG Holdings Corp. (Spectrum Automotive)	548	20,670
Orthopedic Care Partners Management, LLC	536	1,620
Southern Orthodontic Partners Management, LLC	519	1,918
ENS Holdings III Corp, LLC	461	144
World Insurance Associates, LLC	295	17,117
TAUC Management, LLC	294	294
AmeriMark Intermediate Holdings, LLC	221	—
All State Ag Parts, LLC	43	135
Plastics Management, LLC	—	2,424
Ivy Fertility Services, LLC	—	1,571
NAC Holdings Corporation	—	1,479
Peter C. Foy & Associates Insurance Services, LLC	—	1,094
BayMark Health Services, Inc.	—	391

Total Commitments	$325,858	$323,663

*	The Company controls the funding of the SLR Credit Solutions and SLR Healthcare ABL commitments and may cancel them at its discretion.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2023
(in thousands, except share amounts)

In addition to the above, please see Note 17. SLR Senior Lending Program LLC herein, which describes that the Company has an equity commitment of $29,250 in SSLP and that the Company also controls such funding. The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2023 and December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
Note 11. SLR Equipment Finance
On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies are doing business as SLR Equipment Finance (“SLR Equipment”). SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209,866 in cash to effect the transaction, of which $145,000 was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64,866 was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. Concurrent with the transaction, SLR Equipment refinanced its existing senior secured credit facility into a $150,000 non-recourse
facility with an accordion feature to expand up to $250,000. In September 2019, SLR Equipment amended the facility, increasing commitments to $213,957 with an accordion feature to expand up to $313,957 and extended the maturity date of the facility to July 31, 2023. In June 2023, the facility was amended to extend the maturity date to January 31, 2024, with updated commitments totaling $152,147, effective August 1, 2023.
As of June 30, 2023, SLR Equipment had 129 funded equipment-backed leases and loans to 54 different customers with a total net investment in leases and loans of approximately $197,694 on total assets of $246,528. As of December 31, 2022, SLR Equipment had 131 funded equipment-backed leases and loans to 59 different customers with a total net investment in leases and loans of approximately $190,830 on total assets of $241,813. As of June 30, 2023 and December 31, 2022, the largest position outstanding totaled $18,243 and $19,259, respectively. For the same periods, the average exposure per customer was $3,661 and $3,234, respectively. SLR Equipment’s credit facility, which is non-recourse
to the Company, had approximately $124,732 and $114,977 of borrowings outstanding at June 30, 2023 and December 31, 2022, respectively. For the three months ended June 30, 2023 and June 30, 2022, SLR Equipment had net loss of $2,055 and $1,753, respectively, on gross income of $4,054 and $4,045, respectively. For the six months ended June 30, 2023 and June 30, 2022, SLR Equipment had net loss of $1,017 and $1,159, respectively, on gross income of $10,391 and $9,218, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions.
Note 12. Capital Share Transactions
As of June 30, 2023 and June 30, 2022, 200,000,000 shares of $0.01 par value capital stock were authorized.
Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended June 30, 2023	Three months ended June 30, 2022	Three months ended June 30, 2023	Three months ended June 30, 2022
Shares issued in connection with the Mergers	—	12,511,825	$—	$226,839

Net increase	—	12,511,825	$—	$226,839

	Shares		Amount
	Six months ended June 30, 2023	Six months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Shares issued in connection with the Mergers	—	12,511,825	$—	$226,839
Shares repurchased	(746)	—	$(10)	$—

Net increase	(746)	12,511,825	$(10)	$226,839

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2023
(in thousands, except share amounts)

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
As of June 30, 2023 and December 31, 2022, KBHT had total assets of $797,930 and $777,151, respectively. For the same periods, debt recourse to KBHT totaled $246,294 and $222,094, respectively, and non-recourse
debt totaled $356,929 and $353,128, respectively. None of the debt is recourse to the Company. For the three months ended June 30, 2023 and 2022, KBHT had net income of $3,287 and $3,657, respectively, on gross income of $75,500 and $77,316, respectively. For the six months ended June 30, 2023 and 2022, KBHT had net income of $5,914 and $7,066, respectively, on gross income of $143,507 and $143,741, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.
Note 14. SLR Healthcare ABL
SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized
companies operating in the healthcare industry. SUNS initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested
in the transaction and continues to lead SLR Healthcare. As of June 30, 2023, SLR Healthcare’s management team and the Company own approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022.
Concurrent with the closing of the transaction, SLR Healthcare entered into a new, four-year, non-recourse,
$100,000 credit facility with
non-affiliates,
which was expandable to $150,000 under its accordion feature. Effective March 31, 2014, the credit facility was expanded to $105,000 and again on June 27, 2014 to $110,000. On May 27, 2016, SLR Healthcare entered into a new $125,000 credit facility which replaced the previously existing facility. The new facility has similar terms as compared to the previous facility and includes an accordion feature increase to $200,000 and had a maturity date of May 27, 2020. On June 28, 2019, this $125,000 facility was amended, extending the maturity date to June 28, 2023. On March 31, 2023, the facility was again amended, adjusting capacity to $100,000 and extending the maturity date to March 31, 2026.
SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2023, the portfolio totaled approximately $261,600 of commitments with a total net investment in loans of $99,555 on total assets of $106,837. As of December 31, 2022, the portfolio totaled approximately $242,106 of commitments with a total net investment in loans of $92,383 on total assets of $108,705. At June 30, 2023, the portfolio consisted of 40 issuers with an average balance of approximately $2,489 versus 41 issuers with an average balance of approximately $2,253 at December 31, 2022. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay
loans. SLR Healthcare’s credit facility, which is
non-recourse
to us, had approximately $74,900 and $77,000 of borrowings outstanding at June 30, 2023 and December 31, 2022, respectively. For the three months ended June 30, 2023 and 2022, SLR Healthcare had net income of $1,273 and $847, respectively, on gross income of $4,439 and $2,487, respectively. For the six months ended June 30, 2023 and 2022, SLR Healthcare had net income of $2,393 and $1,721, respectively, on gross income of $8,276 and $4,878, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2023
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
SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2023, the portfolio totaled approximately $620,232 of commitments, of which $255,169 were funded, on total assets of $300,645. As of December 31, 2022, the portfolio totaled approximately $603,432 of commitments, of which $286,006 were funded, on total assets of $332,247. At June 30, 2023, the portfolio consisted of 101 issuers with an average balance of approximately $2,526 versus 108 issuers with an average balance of approximately $2,648 at December 31, 2022. NMC has a senior credit facility with a bank lending group for $285,307 which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse
to us, had approximately $198,571 and $214,425 of borrowings outstanding at June 30, 2023 and December 31, 2022, respectively. For the three months ended June 30, 2023 and 2022, SLR Business Credit had net income of $1,414 and $1,857 respectively, on gross income of $8,827 and $6,626, respectively. For the six months ended June 30, 2023 and 2022, SLR Business Credit had net income of $3,431 and $3,726 respectively, on gross income of $11,067 and $12,772, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.
Note 16. Stock Repurchase Program
On May 9, 2023, our Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 10, 2024 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. For the six months ended June 30, 2023, the Company repurchased 746 shares at an average price of approximately $14.02 per share, inclusive of commissions. The total dollar amount of shares repurchased for the six months ended June 30, 2023 was $10. During the fiscal year ended December 31, 2022, the Company repurchased 217,271 shares at an average price of approximately $13.98 per share, inclusive of commissions. The total dollar amount of shares repurchased for the fiscal year ended December 31, 2022 was $3,038.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
June 30, 2023
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
On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP as servicer and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $100,000 senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. The SSLP Facility is scheduled to mature on December 12, 2027. The SSLP Facility generally bears interest at a rate of SOFR plus 3.25%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At June 30, 2023, there were $38,400 of borrowings outstanding on the SSLP Facility.
As of June 30, 2023, the Company and the Investor had contributed combined equity capital in the amount of $41,500. As of June 30, 2023, the Company and the Investors’ remaining commitments to SSLP totaled $29,250 and $29,250, respectively. The Company, along with the Investor, controls the funding of SSLP and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.
As of June 30, 2023 and December 31, 2022, SSLP had total assets of $79,411 and $19,105, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 20 and 7 different borrowers, respectively. For the three months ended June 30, 2023, SSLP invested $32,557 in 9 portfolio companies. Investments prepaid totaled $182 for the three months ended June 30, 2023. For the period December 1, 2022 (commencement of operations) through December 31, 2022, SSLP invested $18,100 in 7 portfolio companies. Investments prepaid totaled $68 for the period December 1, 2022 (commencement of operations) through December 31, 2022.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
June 30, 2023
(in thousands, except share amounts)
SSLP Portfolio as of June 30, 2023

Description	Industry	Spread Above Index (1)	Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	10.84%	5/9/25	$2,974	$2,974	$2,974
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+650	1.00%	12.00%	2/29/24	2,481	2,481	2,481
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	10.50%	6/11/27	4,054	4,054	4,054
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	S+475	1.00%	10.09%	12/31/25	1,091	1,091	1,091
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.63%	1/3/29	5,985	5,809	5,985
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	11.47%	2/12/27	6,863	6,863	6,863
Higginbotham Insurance Agency, Inc. (4)	Insurance	S+525	1.00%	10.45%	11/25/26	1,293	1,293	1,293
High Street Buyer, Inc. (4)	Insurance	S+600	0.75%	11.39%	4/16/28	2,481	2,481	2,481
iCIMS, Inc. (4)	Software	S+725	0.75%	12.38%	8/18/28	3,029	2,991	3,029
Kid Distro Holdings, LLC (4)	Software	S+575	1.00%	11.14%	10/1/27	5,970	5,970	5,970
ONS MSO, LLC (4)	Health Care Providers & Services	S+625	1.00%	11.32%	7/8/25	5,951	5,774	5,773
PhyNet Dermatology LLC (4)	Health Care Providers & Services	S+625	1.00%	11.45%	8/16/24	2,481	2,481	2,481
Pinnacle Treatment Centers, Inc. (4)	Health Care Providers & Services	S+675	1.00%	12.10%	1/2/26	2,487	2,487	2,487
Plastics Management, LLC (4)	Health Care Providers & Services	S+500	1.00%	10.44%	8/18/27	5,666	5,481	5,666
RQM+ Corp. (4)	Life Sciences Tools & Services	S+575	1.00%	11.51%	8/12/26	5,985	5,985	5,985
RSC Acquisition, Inc. (4)	Insurance	S+550	0.75%	10.64%	11/1/26	5,045	5,045	5,045
RxSense Holdings LLC (4)	Diversified Consumer Services	S+500	1.00%	10.15%	3/13/26	2,985	2,985	2,985
SunMed Group Holdings, LLC (4)	Health Care Equipment & Supplies	S+575	0.75%	11.09%	6/16/28	2,487	2,487	2,487
Tilley Distribution, Inc. (4)	Trading Companies & Distributors	S+550	1.00%	11.39%	12/31/26	5,978	5,978	5,978
Urology Management Holdings, Inc. (4)	Health Care Providers & Services	S+625	1.00%	11.36%	6/15/26	2,471	2,404	2,397

							$77,114	$77,505

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2023.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
June 30, 2023
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
Below is certain summarized financial information for SSLP as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and for the period December 1, 2022 (commencement of operations) through December 31, 2022:

	June 30, 2023	December 31, 2022
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $77,114 and $18,032, respectively)	$77,505	$18,062
Cash and other assets	1,906	1,043

Total assets	$79,411	$19,105

Debt outstanding	$36,944	$—
Interest payable and other credit facility related expenses	345	165
Accrued expenses and other payables	131	89

Total liabilities	$37,420	$254

Members’ equity	$41,991	$18,851

Total liabilities and members’ equity	$79,411	$19,105

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
June 30, 2023
(in thousands, except share amounts)

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the period December 1, 2022 (commencement of operations) to December 31, 2022

Selected Income Statement Information for SSLP:
Interest income	$1,605	$2,614	$152

Service fees*	38	57	$4
Interest and other credit facility expenses	1,447	2,252	166
Organizational costs	—	—	73
Other general and administrative expenses	19	57	88

Total expenses	1,504	2,366	331

Net investment income (loss)	$101	$248	$(179)

Realized gain on investments	—	30	—
Net change in unrealized gain on investments	321	361	30

Net realized and unrealized gain on investments	$321	$391	30

Net income (loss)	$422	$639	$(149)

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
Note 18. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.
On July 5, 2023, the Board declared a monthly distribution of $0.136667 per share payable on August 1, 2023 to holders of record as of July 20, 2023.
On August 8, 2023, the Board declared a monthly distribution of $0.136667 per share payable on August 30, 2023 to holders of record as of August 18, 2023
.
Timing of Future Distributions
Effective with the fourth quarter of 2023, SLRC’s board of directors intends to adjust the timing of declaring and paying distributions to SLRC’s shareholders from monthly to quarterly. As a result, SLRC’s management anticipates that the last monthly distribution, if declared by SLRC’s board of directors, will be for September 2023 and the next distribution after that, if declared by SLRC’s board of directors, will be a quarterly distribution for the fourth quarter of 2023. The amount and timing of past distributions are not a guarantee of any future distributions or the amount thereof. The payment, timing and amount of any future distributions will be determined by SLRC’s board of directors.

3
5

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SLR Investment Corp.:
Results of Review of Interim Financial Information
We have reviewed the consolidated statement of assets and liabilities of SLR Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of June 30, 2023, the related consolidated statements of operations and changes in net assets, for the three-month and six-month
periods ended June 30, 2023 and 2022, the related consolidated statements of cash flows for the six-month
periods ended June 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 8, 2023

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
Recent Developments
On July 5, 2023, the Board declared a monthly distribution of $0.136667 per share payable on August 1, 2023 to holders of record as of July 20, 2023.
On August 8, 2023, the Board declared a monthly distribution of $0.136667 per share payable on August 30, 2023 to holders of record as of August 18, 2023.
Timing of Future Distributions
Effective with the fourth quarter of 2023, SLRC’s board of directors intends to adjust the timing of declaring and paying distributions to SLRC’s shareholders from monthly to quarterly. As a result, SLRC’s management anticipates that the last monthly distribution, if declared by SLRC’s board of directors, will be for September 2023 and the next distribution after that, if declared by SLRC’s board of directors, will be a quarterly distribution for the fourth quarter of 2023. The amount and timing of past distributions are not a guarantee of any future distributions or the amount thereof. The payment, timing and amount of any future distributions will be determined by SLRC’s board of directors.
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

Portfolio and Investment Activity
During the three months ended June 30, 2023, we invested approximately $212.9 million across 44 portfolio companies. This compares to investing, exclusive of assets acquired through the Merger, approximately $94.7 million in 29 portfolio companies for the three months ended June 30, 2022. Investments sold, prepaid or repaid during the three months ended June 30, 2023 totaled approximately $122.4 million versus approximately $78.5 million for the three months ended June 30, 2022.
At June 30, 2023, our portfolio consisted of 156 portfolio companies and was invested 33.7% in cash flow senior secured loans, 27.8% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 22.9% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 15.6% in life science senior secured loans, in each case, measured at fair value, versus 127 portfolio companies invested 30.0% in cash flow senior secured loans, 30.9% in asset-based senior secured loans / SLR Credit, 24.3% in equipment senior secured financings / SLR Equipment / KBH, and 14.8% in life science senior secured loans, in each case, measured at fair value, at June 30, 2022.
At June 30, 2023, 78.0% or $1.68 billion of our income producing investment portfolio
*
is floating rate and 22.0% or $473.9 million is fixed rate, measured at fair value. At June 30, 2022, 77.1% or $1.53 billion of our income producing investment portfolio
*
is floating rate and 22.9% or $453.7 million is fixed rate, measured at fair value. As of June 30, 2023 and 2022, we had three and two issuers, respectively, on non-accrual
status.

*	We have included SLR Credit Solutions, SLR Equipment Finance, SLR Healthcare ABL, SLR Business Credit and Kingsbridge Holdings, LLC within our income producing investment portfolio.
SLR Credit Solutions
On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of June 30, 2023, total commitments to the revolving credit facility are $300 million.
As of June 30, 2023, SLR Credit had 29 funded commitments to 25 different issuers with total funded loans of approximately $425.0 million on total assets of $443.0 million. As of December 31, 2022, SLR Credit had 29 funded commitments to 25 different issuers with total funded loans of approximately $439.5 million on total assets of $460.7 million. As of June 30, 2023 and December 31, 2022, the largest loan outstanding totaled $30.0 million and $33.4 million, respectively. For the same periods, the average exposure per issuer was $17.0 million and $17.6 million, respectively. SLR Credit’s credit facility, which is non-recourse
to the Company, had approximately $216.9 million and $224.3 million of borrowings outstanding at June 30, 2023 and December 31, 2022, respectively. For the three months ended June 30, 2023 and 2022, SLR Credit had net income of $6.8 million and $1.9 million, respectively, on gross income of $14.6 million and $6.9 million, respectively. For the six months ended June 30, 2023 and 2022, SLR Credit had net income (loss) of ($2.9) million and $4.7 million, respectively, on gross income of $28.5 million and $13.6 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.
SLR Equipment Finance
On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies are doing business as SLR Equipment Finance (“SLR Equipment”). SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209.9 million in cash to effect the transaction, of which $145.0 million was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64.9 million was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. Concurrent with the transaction, SLR Equipment refinanced its existing senior secured credit facility into a $150.0 million non-recourse
facility with an accordion feature to expand up to $250.0 million. In September 2019, SLR Equipment amended the facility, increasing commitments to $214.0 million with an accordion feature to expand up to $314.0, million and extended the maturity date of the facility to July 31, 2023. In June 2023, the facility was amended to extend the maturity date to January 31, 2024, with updated commitments totaling $152.1 million, effective August 1, 2023.

As of June 30, 2023, SLR Equipment had 129 funded equipment-backed leases and loans to 54 different customers with a total net investment in leases and loans of approximately $197.7 million on total assets of $246.5 million. As of December 31, 2022, SLR Equipment had 131 funded equipment-backed leases and loans to 59 different customers with a total net investment in leases and loans of approximately $190.8 million on total assets of $241.8 million. As of June 30, 2023 and December 31, 2022, the largest position outstanding totaled $18.2 million and $19.3 million, respectively. For the same periods, the average exposure per customer was $3.7 million and $3.2 million, respectively. SLR Equipment’s credit facility, which is non-recourse
to the Company, had approximately $124.7 million and $115.0 million of borrowings outstanding at June 30, 2023 and December 31, 2022, respectively. For the three months ended June 30, 2023 and 2022, SLR Equipment had net loss of $2.1 million and $1.8 million, respectively, on gross income of $4.1 million and $4.0 million, respectively. For the six months ended June 30, 2023 and 2022, SLR Equipment had net loss of $1.0 million and $1.2 million, respectively, on gross income of $10.4 million and $9.2 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.
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
As of June 30, 2023 and December 31, 2022, KBHT had total assets of $797.9 million and $777.2 million, respectively. For the same periods, debt recourse to KBHT totaled $246.3 million and $222.1 million, respectively, and non-recourse
debt totaled $356.9 million and $353.1 million, respectively. None of the debt is recourse to the Company. For the three months ended June 30, 2023 and 2022, KBHT had net income of $3.3 million and $3.7 million, respectively, on gross income of $75.5 million and $77.3 million, respectively. For the six months ended June 30, 2023 and 2022, KBHT had net income of $5.9 million and $7.1 million, respectively, on gross income of $143.5 million and $143.7 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.
SLR Healthcare ABL
SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized
companies operating in the healthcare industry. SUNS initial investment in SLR Healthcare ABL was $32.8 million. The management team of SLR Healthcare co-invested
in the transaction and continues to lead SLR Healthcare. As of June 30, 2023, SLR Healthcare’s management team and the Company own approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022.
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
SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2023, the portfolio totaled approximately $261.6 million of commitments with a total net investment in loans of $99.6 million on total assets of $106.8 million. As of December 31, 2022, the portfolio totaled approximately $242.1 million of commitments with a total net investment in loans of $92.4 million on total assets of $108.7 million. At June 30, 2023, the portfolio consisted of 40 issuers with an average balance of approximately $2.5 million versus 41 issuers with an average balance of approximately $2.3 million at December 31, 2022. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay
loans. SLR Healthcare’s credit facility, which is
non-recourse
to us, had approximately $74.9 million and $77.0 million of borrowings outstanding at June 30, 2023 and December 31, 2022, respectively. For the three months ended June 30, 2023 and 2022, SLR Healthcare had net income of $1.3 million and $0.8 million, respectively, on gross income of $4.4 million and $2.5 million, respectively. For the six months ended June 30, 2023 and 2022, SLR Healthcare had net income of $2.4 million and $1.7 million, respectively, on gross income of $8.3 million and $4.9 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayment of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.

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
SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2023, the portfolio totaled approximately $620.2 million of commitments, of which $255.2 million were funded, on total assets of $300.6 million. As of December 31, 2022, the portfolio totaled approximately $603.4 million of commitments, of which $286.0 million were funded, on total assets of $332.2 million. At June 30, 2023, the portfolio consisted of 101 issuers with an average balance of approximately $2.5 million versus 108 issuers with an average balance of approximately $2.6 million at December 31, 2022. NMC has a senior credit facility with a bank lending group for $285.3 million, which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse
to us, had approximately $198.6 million and $214.4 million of borrowings outstanding at June 30, 2023 and December 31, 2022, respectively. For the three months ended June 30, 2023 and 2022, SLR Business Credit had net income of $1.4 million and $1.9 million, respectively, on gross income of $8.8 million and $6.6 million, respectively. For the six months ended June 30, 2023 and 2022, SLR Business Credit had net income of $3.4 million and $3.7 million, respectively, on gross income of $11.1 million and $12.8 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.
Stock Repurchase Program
On May 9, 2023, our Board authorized an extension of a program for the purpose of repurchasing up to $50 million of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 10, 2024 or until $50 million of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. For the six months ended June 30, 2023, the Company repurchased 746 shares at an average price of approximately $14.02 per share, inclusive of commissions. The total dollar amount of shares repurchased for the six months ended June 30, 2023 was $0.01 million. During the fiscal year ended December 31, 2022, the Company repurchased 217,271 shares at an average price of approximately $13.98 per share, inclusive of commissions. The total dollar amount of shares repurchased for the fiscal year ended December 31, 2022 was $3.0 million.
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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP as servicer and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $100 million senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. The SSLP Facility is scheduled to mature on December 12, 2027. The SSLP Facility generally bears interest at a rate of SOFR plus 3.25%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At June 30, 2023, there were $38.4 million of borrowings outstanding on the SSLP Facility.
As of June 30, 2023 the Company and the Investor had contributed combined equity capital in the amount of $41.5 million. As of June 30, 2023, the Company and the Investor’s remaining commitments to SSLP totaled $29.25 million and $29.25 million, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without approval of both the Company and the Investor.
As of June 30, 2023 and December 31, 2022, SSLP had total assets of $79.4 million and $19.1 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 20 and 7 different borrowers, respectively. For the three months ended June 30, 2023, SSLP invested $32.6 million in 9 portfolio companies. Investments prepaid totaled $0.2 million for the three months ended June 30, 2023. For the period December 1, 2022 (commencement of operations) through December 31, 2022, SSLP invested $18.1 million in 7 portfolio companies. Investments prepaid totaled $0.1 million for the period December 1, 2022 (commencement of operations) through December 31, 2022.
SSLP Portfolio as of June 30, 2023 (dollar amounts in thousands)

Description	Industry	Spread Above Index (1)	Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	10.84%	5/9/25	$2,974	$2,974	$2,974
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+650	1.00%	12.00%	2/29/24	2,481	2,481	2,481
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	10.50%	6/11/27	4,054	4,054	4,054
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	S+475	1.00%	10.09%	12/31/25	1,091	1,091	1,091
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.63%	1/3/29	5,985	5,809	5,985
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	11.47%	2/12/27	6,863	6,863	6,863
Higginbotham Insurance Agency, Inc. (4)	Insurance	S+525	0.75%	10.45%	11/25/26	1,293	1,293	1,293
High Street Buyer, Inc. (4)	Insurance	S+600	0.75%	11.39%	4/16/28	2,481	2,481	2,481
iCIMS, Inc. (4)	Software	S+725	0.75%	12.38%	8/18/28	3,029	2,991	3,029
Kid Distro Holdings, LLC (4)	Software	S+575	1.00%	11.14%	10/1/27	5,970	5,970	5,970
ONS MSO, LLC (4)	Health Care Providers & Services	S+625	1.00%	11.32%	7/8/25	5,951	5,774	5,773
PhyNet Dermatology LLC (4)	Health Care Providers & Services	S+625	1.00%	11.45%	8/16/24	2,481	2,481	2,481
Pinnacle Treatment Centers, Inc. (4)	Health Care Providers & Services	S+675	1.00%	12.10%	1/2/26	2,487	2,487	2,487
Plastics Management, LLC (4)	Health Care Providers & Services	S+500	1.00%	10.44%	8/18/27	5,666	5,481	5,666
RQM+ Corp. (4)	Life Sciences Tools & Services	S+575	1.00%	11.51%	8/12/26	5,985	5,985	5,985
RSC Acquisition, Inc. (4)	Insurance	S+550	0.75%	10.64%	11/1/26	5,045	5,045	5,045
RxSense Holdings LLC (4)	Diversified Consumer Services	S+500	1.00%	10.15%	3/13/26	2,985	2,985	2,985
SunMed Group Holdings, LLC (4)	Health Care Equipment & Supplies	S+575	0.75%	11.09%	6/16/28	2,487	2,487	2,487
Tilley Distribution, Inc. (4)	Trading Companies & Distributors	S+550	1.00%	11.39%	12/31/26	5,978	5,978	5,978
Urology Management Holdings, Inc. (4)	Health Care Providers & Services	S+625	1.00%	11.36%	6/15/26	2,471	2,404	2,397

							$77,114	$77,505

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2023.

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
Below is certain summarized financial information for SSLP as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and for the period December 1, 2022 (commencement of operations) through December 31, 2022:

	June 30, 2023	December 31, 2022
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $77,114 and $18,032, respectively)	$77,505	$18,062
Cash and other assets	1,906	1,043

Total assets	$79,411	$19,105

Debt outstanding	$36,944	$—
Interest payable and other credit facility related expenses	345	165
Accrued expenses and other payables	131	89

Total liabilities	$37,420	$254

Members’ equity	$41,991	$18,851

Total liabilities and members’ equity	$79,411	$19,105

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the period December 1, 2022 (commencement of operations) to December 31, 2022
Selected Income Statement Information for SSLP (in thousands):
Interest income	$1,605	$2,614	$152

Service fees*	38	57	$4
Interest and other credit facility expenses	1,447	2,252	166
Organizational costs	—	—	73
Other general and administrative expenses	19	57	88

Total expenses	1,504	2,366	331

Net investment income (loss)	$101	$248	$(179)

Realized gain on investments	—	30	—
Net change in unrealized gain on investments	321	361	30

Net realized and unrealized gain on investments	$321	$391	30

Net income (loss)	$422	$639	$(149)

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
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
Valuation of Portfolio Investments
In December 2020, the SEC adopted new Rule
2a-5
under the 1940 Act addressing fair valuation of fund investments. The new rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The new rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company complies with Rule
2a-5’s
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
The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value
ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash
accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and six months ended June 30, 2023, capitalized PIK income totaled $3.0 million and $6.2 million, respectively. For the three and six months ended June 30, 2022, capitalized PIK income totaled $0.7 million and $1.0 million, respectively.
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
Recent Accounting Pronouncements
None.

RESULTS OF OPERATIONS
Results comparisons are for the three and six months ended June 30, 2023 and June 30, 2022:
Investment Income
For the three and six months ended June 30, 2023, gross investment income totaled $56.3 million and $109.9 million, respectively. For the three and six months ended June 30, 2022, gross investment income totaled $42.8 million and $75.8 million, respectively. The increase in gross investment income for the year over year three month periods was primarily due to net growth of the income producing portfolio as well as an increase in index rates.
Expenses
Net expenses totaled $33.7 million and $65.1 million, respectively, for the three and six months ended June 30, 2023, of which $13.5 million and $26.7 million, respectively, were base management fees and performance-based incentive fees and $17.8 million and $33.1 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.4 million and $5.4 million, respectively, for the three and six months ended June 30, 2023. Over the same periods, $0.1 million and $0.2 million of performance-based incentive fees were waived. Net expenses totaled $22.5 million and $42.0 million, respectively, for the three and six months ended June 30, 2022, of which $11.6 million and $18.9 million, respectively, were base management fees and performance-based incentive fees and $10.4 million and $18.7 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $1.9 million and $5.8 million, respectively, for the three and six months ended June 30, 2022. Over the same periods, $1.4 million and $1.4 million of performance-based incentive fees were waived. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the three and six months ended June 30, 2023 versus the three and six months ended June 30, 2022 was primarily due to higher management fees, incentive fees and interest expense on a larger portfolio resulting from the Mergers. Additionally, there was an increase in index rates on borrowings.
Net Investment Income
The Company’s net investment income totaled $22.7 million and $44.8 million, or $0.42 and $0.82, per average share, respectively, for the three and six months ended June 30, 2023. The Company’s net investment income totaled $20.3 million and $33.8 million, or $0.37 and $0.70, per average share, respectively, for the three and six months ended June 30, 2022.
Net Realized Gain (Loss)
The Company had investment sales and prepayments totaling approximately $122 million and $267 million, respectively, for the three and six months ended June 30, 2023. Net realized gains over the same periods were $0.5 million and $1.2 million, respectively. The Company had investment sales and prepayments totaling approximately $79 million and $180 million, respectively, for the three and six months ended June 30, 2022. Net realized losses over the same periods were $0.1 million and $0.1 million, respectively. Net realized gain for the three and six months ended June 30, 2023 was primarily due to sales of selected assets. Net realized losses for the three and six months ended June 30, 2022 were de minimis.
Net Change in Unrealized Loss
For the three and six months ended June 30, 2023, net change in unrealized loss on the Company’s assets totaled $4.2 million and $20.2 million, respectively. For the three and six months ended June 30, 2022, net change in unrealized loss on the Company’s assets and liabilities totaled $35.8 million and $47.9 million, respectively. Net unrealized loss for the three months ended June 30, 2023 is primarily due to depreciation in the value of our investments in SLR Credit Solutions, among others, partially offset by appreciation in the value of our investments in World Insurance Associates, LLC, among others. Net unrealized loss for the six months ended June 30, 2023 is primarily due to depreciation in the value of our investments in SLR Credit Solutions and AmeriMark Intermediate Holdings, LLC and, among others, partially offset by appreciation in the value of our investments in World Insurance Associates, LLC and SLR Business Credit, among others. Net unrealized loss for the three and six months ended June 30, 2022 is primarily due to depreciation in the value of our investments in PhyMed Management LLC, Rug Doctor LLC, American Teleconferencing Services, Ltd., SLR Credit Solutions and SLR Equipment Finance, among others, partially offset by unrealized appreciation on assets acquired in the Mergers due to the accounting treatment of the purchase discount.

Net Increase (Decrease) in Net Assets From Operations
For the three and six months ended June 30, 2023, the Company had a net increase in net assets resulting from operations of $19.0 million and $25.8 million, respectively. For the same periods, earnings per average share were $0.35 and $0.47, respectively. For the three and six months ended June 30, 2022, the Company had a net decrease in net assets resulting from operations of $15.6 million and $14.2 million, respectively. For the same periods, losses per average share were $0.29 and $0.29, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity and capital resources are generated and generally available through its Credit Facility and SPV Credit Facility (as defined below), the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes, through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on
equity and/or debt offerings. As of June 30, 2023, we had a total of $200.8 million of unused borrowing capacity under the Credit Facility and SPV Credit Facility, subject to borrowing base limits.
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
On April 1, 2022, we entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to our assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, the commitment under the SPV Credit Facility is $225 million; however, the commitment can also be expanded up to $600 million. The stated interest rate on the SPV Credit Facility is SOFR plus
2.00%-2.50%
with no SOFR floor requirement and the current final maturity date is June 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature.
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
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time to time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $335 million in cash equivalents as of June 30, 2023.
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
Revolving & Term Loan Facilities
On April 1, 2022, we entered into the CF Assumption Agreement, effective as of the closing of the Mergers. The CF Assumption Agreement relates to our assumption of the SPV Credit Facility, by and among SUNS SPV, a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, the commitment under the SPV Credit Facility is $225 million; however, the commitment can also be expanded up to $600 million. The stated interest rate on the SPV Credit Facility is LIBOR plus
2.00%-2.50%
with no LIBOR floor requirement and the current final maturity date is June 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At June 30, 2023, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $167.2 million.
On December 28, 2021, the Company closed on Amendment No. 1 to the Credit Facility. Following the amendment and a November 2022 upsizing, the Credit Facility is composed of $625 million of revolving credit and $100 million of term loans.

Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of
1.75%-2.00%
or the alternate base rate plus
0.75%-1.00%.
The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, require the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At June 30, 2023, outstanding USD equivalent borrowings under the Credit Facility totaled $582.0 million, composed of $482.0 million of revolving credit and $100.0 million of term loans.
Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At June 30, 2023, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.
Contractual Obligations
A summary of our significant contractual payment obligations is as follows as of June 30, 2023:
Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$649.2	$—	$—	$649.2	$—
Unsecured senior notes	470.0	—	210.0	260.0	—
Term loans	100.0	—	—	100.0	—

(1)	As of June 30, 2023, we had a total of $200.8 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.
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

Senior Securities
Information about our senior securities is shown in the following table (in thousands) as of the quarter ended June 30, 2023 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2023 (through June 30, 2023)	$482,000	$713	—	N/A
Fiscal 2022	293,000	513	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
SPV Credit Facility
Fiscal 2023 (through June 30, 2023)	167,200	247	—	N/A
Fiscal 2022	155,200	272	—	N/A
2022 Unsecured Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2023 (through June 30, 2023)	—	—	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2023 (through June 30, 2023)	125,000	185	—	N/A
Fiscal 2022	125,000	219	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2025 Unsecured Notes
Fiscal 2023 (through June 30, 2023)	85,000	126	—	N/A
Fiscal 2022	85,000	149	—	N/A
2026 Unsecured Notes

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2023 (through June 30, 2023)	75,000	111	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2023 (through June 30, 2023)	50,000	74	—	N/A
Fiscal 2022	50,000	88	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2023 (through June 30, 2023)	135,000	200	—	N/A
Fiscal 2022	135,000	237	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Term Loans
Fiscal 2023 (through June 30, 2023)	100,000	148	—	N/A
Fiscal 2022	100,000	175	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2023 (through June 30, 2023)	$1,219,200	$1,804	—	N/A
Fiscal 2022	1,093,200	1,915	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of June 30, 2023, asset coverage was 180.4%.

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

Off-Balance
Sheet Arrangements
From time to time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023	December 31, 2022
(in millions)
SLR Credit Solutions*	$44.3	$44.3
Outset Medical, Inc	35.1	35.1
Apeel Technology, Inc	32.8	32.8
CVAUSA Management, LLC	22.9	—
Human Interest, Inc	20.1	20.1
Glooko, Inc	17.9	17.9
BDG Media, Inc	11.5	3.5
ONS MSO, LLC	11.0	—
iCIMS, Inc	10.8	11.4
Arcutis Biotherapeutics, Inc	8.4	8.4
Atria Wealth Solutions, Inc	8.2	8.2
Copper River Seafoods, Inc.	8.2	3.6
Ardelyx, Inc	7.8	7.8
Cerapedics, Inc	6.7	6.7
United Digestive MSO Parent, LLC	5.3	—
Luxury Asset Capital, LLC	4.5	7.5
Kaseya, Inc	3.8	3.9
SPAR Marketing Force, Inc.	3.7	1.3
Urology Management Holdings, Inc	3.6	—
One Touch Direct, LLC	3.6	3.1
Spectrum Pharmaceuticals, Inc.	3.5	8.8
SLR Equipment Finance	3.5	1.0
Meditrina, Inc	3.4	3.4
Vertos Medical, Inc	3.3	—
Foundation Consumer Brands, LLC	3.0	3.0
Vessco Midco Holdings, LLC	2.7	3.9
Kid Distro Holdings, LLC	2.6	2.7
RSC Acquisition, Inc	2.5	7.5
Erie Construction Mid-west, LLC	2.4	1.3
Ultimate Baked Goods Midco LLC	2.4	1.6
Maurices, Incorporated	2.4	4.3
Basic Fun, Inc	2.1	2.7
SCP Eye Care, LLC	2.0	2.8
DeepIntent, Inc	1.9	3.1
SunMed Group Holdings, LLC	1.6	0.8
SLR Healthcare ABL*	1.4	1.4
American Teleconferencing Services, Ltd	1.4	1.1
Montefiore Nyack Hospital	1.3	1.0
Pinnacle Treatment Centers, Inc.	1.3	1.7
RxSense Holdings LLC	1.2	1.3
Bayside Opco, LLC	1.2	—
Enverus Holdings, Inc	1.2	1.0
Tilley Distribution, Inc.	1.2	0.5
Pediatric Home Respiratory Services, LLC	1.1	1.8
GSM Acquisition Corp	0.9	0.8
Composite Technology Acquisition Corp	0.8	1.5
High Street Buyer, Inc.	0.6	0.3
CC SAG Holdings Corp. (Spectrum Automotive)..	0.5	20.7
Orthopedic Care Partners Management, LLC.	0.5	1.6
Southern Orthodontic Partners Management, LLC	0.5	1.9
ENS Holdings III Corp, LLC	0.5	0.1
World Insurance Associates, LLC	0.3	17.1
TAUC Management, LLC	0.3	0.3
AmeriMark Intermediate Holdings, LLC	0.2	—
All State Ag Parts, LLC	0.0	0.1
Plastics Management, LLC	—	2.4
Ivy Fertility Services, LLC	—	1.6
NAC Holdings Corporation	—	1.5
Peter C. Foy & Associates Insurance Services, LLC.	—	1.1
BayMark Health Services, Inc.	—	0.4

Total Commitments	$325.9	$323.7

*	The Company controls the funding of the SLR Credit Solutions and SLR Healthcare commitments and may cancel them at its discretion.

In addition to the above, please see Note 17. SLR Senior Lending Program LLC herein, which describes that the Company has an equity commitment of $29.25 million in SSLP and that the Company also controls such funding. The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2023 and December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
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
Distributions
The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2023
August 8, 2023	August 18, 2023	August 30, 2023	$0.136667
July 5, 2023	July 20, 2023	August 1, 2023	0.136667
June 1, 2023	June 20, 2023	June 29, 2023	0.136667
May 10, 2023	May 24, 2023	June 1, 2023	0.136667
April 4, 2023	April 20, 2023	May 2, 2023	0.136667
February 28, 2023	March 23, 2023	April 4, 2023	0.136667
February 2, 2023	February 16, 2023	March 1, 2023	0.136667
January 10, 2023	January 26, 2023	February 2, 2023	0.136667

Total 2023			$1.093336

Fiscal 2022
December 6, 2022	December 22, 2022	January 5, 2023	$0.136667
November 2, 2022	November 17, 2022	December 1, 2022	0.136667
October 5, 2022	October 20, 2022	November 2, 2022	0.136667
September 2, 2022	September 20, 2022	October 4, 2022	0.136667
August 2, 2022	August 18, 2022	September 1, 2022	0.136667
July 6, 2022	July 21, 2022	August 2, 2022	0.136667
June 3, 2022	June 23, 2022	July 5, 2022	0.136667
May 3, 2022	May 19, 2022	June 2, 2022	0.136667
April 4, 2022	April 21, 2022	May 3, 2022	0.136667
March 1, 2022	March 18, 2022	April 1, 2022	0.41

Total 2022			$1.64

Fiscal 2021
November 3, 2021	December 16, 2021	January 5, 2022	$0.41
August 3, 2021	September 23, 2021	October 5, 2021	0.41
May 5, 2021	June 23, 2021	July 2, 2021	0.41
February 24, 2021	March 18, 2021	April 2, 2021	0.41

Total 2021			$1.64

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
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, the Credit Facility may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind
income, which represents contractual income added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.
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
Co-Chief
Executive Officer and Chief Operating Officer, and Shiraz Kajee, our Chief Financial Officer, serve in similar capacities for SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side
with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Investment Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions
with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Investment Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Investment Adviser.

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
We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to the rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of LIBOR and SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the current economic environment, such difference could potentially increase thereby increasing our net investment income. During the six months ended June 30, 2023, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR or SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of June 30, 2023 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR and SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by eight cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2023 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR and SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately eight cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time to time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2023, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR and SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.08)	$0.08
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
(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2023 (the end of the period covered by this report), we, including our
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

(b) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 28, 2023 filing of our Annual Report on
Form 10-K, which
could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the period ended June 30, 2023 to the risk factors discussed in “Risk Factors” in the February 28, 2023 filing of our Annual Report on Form
10-K.
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
The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.
The London Interbank Offered Rate (“LIBOR”) is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to our portfolio companies.
The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom’s Financial Conduct Authority (“FCA”), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBORs, including USD LIBOR, except in very limited circumstances.
In the United States, the Secured Overnight Financing Rate (“SOFR”) is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding U.S. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.
As of the filing date of this Quarterly Report on Form 10-Q, many of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on SOFR (“CME Term SOFR”) or CME Term SOFR plus a fixed spread adjustment. CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used. Further, the composition and characteristics of SOFR and CME Term SOFR are not the same as those of LIBOR. Even with the application of a fixed spread adjustment, LIBOR and CME Term SOFR will not have the same composition and characteristics, and there can be no assurance that the replacement rate, as so adjusted, will be a direct substitute for LIBOR.
There can be no guarantee that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of investors in loans referencing SOFR. If the manner in which SOFR or CME Term SOFR is calculated is changed, that change may result in a reduction of the amount of interest payable on such loans and the trading prices of the SOFR Loans. In addition, there can be no guarantee that loans referencing SOFR or CME Term SOFR will continue to reference those rates until maturity or that, in the future, our loans will reference benchmark rates other than CME Term SOFR. Should any of these events occur, our loans, and the yield generated thereby, could be affected. Specifically, the anticipated yield on our loans may not be fully realized and our loans may be subject to increased pricing volatility and market risk.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of securities during the quarter ended June 30, 2023.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Rule
10b5-1
Trading Plans
During the fiscal quarter ended June 30, 2023
, none of
our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule
10b5-1(c)
under the Exchange Act or any
“non-Rule
10b5-1
trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

2.1
Agreement and Plan of Merger among SLR Investment Corp., SLR Senior Investment Corp., Solstice Merger Sub, Inc. and SLR Capital Partners, LLC (for the limited purposes set forth therein), dated as of December 1, 2021(4)

3.1	Articles of Amendment and Restatement(1)

3.2	Second Amended and Restated Bylaws(4)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

23.1	Awareness Letter of Independent Registered Public Accounting Firm*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on December 1, 2021.
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2023.

SLR INVESTMENT CORP.

By:	/s/ M ICHAEL S. G ROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ B RUCE J. S POHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ S HIRAZ Y. K AJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)