Form 10-Q
period 2023-09-30
SLR Investment Corp.
filed 2023-11-07
CIK 1418076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2023

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
12b-2
of the Exchange
Act).    Yes  ☐    No
☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of November 3, 2023 was 54,554,634.

SLR INVESTMENT CORP.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023
TABLE
OF
CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements Consolidated Statements of Assets and Liabilities as of September 30, 2023 (unaudited) and December 31, 2022	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2023 (unaudited) and the three and nine months ended September 30, 2022 (unaudited)	4
	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2023 (unaudited) and the three and nine months ended September 30, 2022 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 (unaudited) and the nine months ended September 30, 2022 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2023 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2022	12
	Notes to Consolidated Financial Statements (unaudited)	17
	Report of Independent Registered Public Accounting Firm	38
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4.	Controls and Procedures	58

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	61
Item 3.	Defaults Upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	61
Item 6.	Exhibits	61
	Signatures	63

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Investment Corp. unless the context states otherwise.

Item 1.	Financial Statements
SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share amounts)

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Investments at fair value:
Companies less than 5% owned (cost: $1,305,572 and $1,312,701, respectively)	$1,320,729	$1,289,082
Companies 5% to 25% owned (cost: $59,983 and $0, respectively)	43,405	—
Companies more than 25% owned (cost: $839,062 and $821,886, respectively)	806,922	797,594
Cash	10,266	10,743
Cash equivalents (cost: $332,557 and $417,590, respectively)	332,557	417,590
Dividends receivable	10,993	11,192
Interest receivable	11,828	9,706
Receivable for investments sold	1,598	1,124
Prepaid expenses and other assets	788	664

Total assets	$2,539,086	$2,537,695

Liabilities
Debt ($1,197,750 and $1,093,200 face amounts, respectively, reported net of unamortized debt issuance costs of $5,996 and $7,202, respectively. See notes 6 and 7)	$1,191,754	$1,085,998
Payable for investments and cash equivalents purchased	332,557	417,611
Distributions payable	—	7,481
Management fee payable (see note 3)	8,051	7,964
Performance-based incentive fee payable (see note 3)	5,621	5,422
Interest payable (see note 7)	7,416	7,943
Administrative services payable (see note 3)	3,678	1,488
Other liabilities and accrued expenses	4,624	4,057

Total liabilities	$1,553,701	$1,537,964

Commitments and contingencies (see note 14)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 54,554,634 and 54,555,380 shares issued and outstanding, respectively	$546	$546
Paid-in capital in excess of par	1,162,559	1,162,569
Accumulated distributable net loss	(177,720)	(163,384)

Total net assets	$985,385	$999,731

Net Asset Value Per Share	$18.06	$18.33

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$43,696	$32,933	$122,301	$82,450
Companies 5% to 25% owned	816	—	1,081	—
Companies more than 25% owned	2,879	2,431	8,404	6,914
Dividends:
Companies more than 25% owned	11,429	11,969	33,782	32,767
Other income:
Companies less than 5% owned	735	234	3,814	1,222
Companies more than 25% owned	86	—	143	—

Total investment income	59,641	47,567	169,525	123,353

EXPENSES:
Management fees (see note 3)	$8,051	$7,890	$23,635	$22,019
Performance-based incentive fees (see note 3)	5,796	4,965	16,943	9,699
Interest and other credit facility expenses (see note 7)	19,874	12,784	53,002	31,464
Administrative services expense (see note 3)	1,575	1,132	4,563	3,684
Other general and administrative expenses	1,161	935	3,610	4,212

Total expenses	36,457	27,706	101,753	71,078

Performance-based incentive fees waived (see note 3)	(175)	(194)	(410)	(1,552)

Net expenses	36,282	27,512	101,343	69,526

Net investment income	$23,359	$20,055	$68,182	$53,827

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized loss on investments and cash equivalents (companies less than 5% owned)	$(30,951)	$(37,326)	$(29,766)	$(37,401)

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	33,439	28,783	24,349	3,521
Companies 5% to 25% owned	1,065	—	(2,151)	—
Companies more than 25% owned	35	2,016	(7,848)	(20,602)

Net change in unrealized gain (loss) on investments and cash equivalents	34,539	30,799	14,350	(17,081)

Net realized and unrealized gain (loss) on investments and cash equivalents	3,588	(6,527)	(15,416)	(54,482)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$26,947	$13,528	$52,766	$(655)

EARNINGS (LOSS) PER SHARE (see note 5)	$0.49	$0.25	$0.97	$(0.01)

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Increase (decrease) in net assets resulting from operations:
Net investment income	$23,359	$20,055	$68,182	$53,827
Net realized loss	(30,951)	(37,326)	(29,766)	(37,401)
Net change in unrealized gain (loss)	34,539	30,799	14,350	(17,081)

Net increase (decrease) in net assets resulting from operations	26,947	13,528	52,766	(655)

Distributions to stockholders:
From net investment income	(22,367)	(20,055)	(67,102)	(53,827)
From return of capital	—	(2,401)	—	(8,413)

Net distributions to stockholders	(22,367)	(22,456)	(67,102)	(62,240)

Capital transactions (see note 12) :
Issuance of common stock	—	—	—	226,839
Repurchases of common stock	—	—	(10)	—

Net capital transactions	—	—	(10)	226,839

Total increase (decrease) in net assets	4,580	(8,928)	(14,346)	163,944
Net assets at beginning of period	980,805	1,015,153	999,731	842,281

Net assets at end of period	$985,385	$1,006,225	$985,385	$1,006,225

Capital stock activity (see note 12) :
Issuance of common stock	—	—	—	12,511,825
Repurchases of common stock	—	—	(746)	—

Net capital stock activity	—	—	(746)	12,511,825

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine months ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$52,766	$(655)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments and cash equivalents	29,766	37,401
Net change in unrealized (gain) loss on investments	(14,350)	17,081
Deferred financing costs/market discount	1,561	1,631
(Increase) decrease in operating assets:
Purchase of investments	(556,348)	(406,302)
Proceeds from disposition of investments	474,599	259,784
Net accretion of discount on investments	(9,315)	(7,760)
Capitalization of payment-in-kind income	(8,936)	(1,753)
Collections of payment-in-kind income	204	1,112
Receivable for investments sold	(474)	102
Interest receivable	(2,122)	(2,935)
Dividends receivable	199	(2,514)
Prepaid expenses and other assets	(124)	(319)
Cash acquired in the Mergers	—	2,313
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(85,054)	(51,089)
Management fee payable	87	455
Performance-based incentive fee payable	199	2,907
Administrative services expense payable	2,190	(1,396)
Interest payable	(527)	2,591
Other liabilities and accrued expenses	567	600

Net Cash Used in Operating Activities	(115,112)	(148,746)

Cash Flows from Financing Activities:
Cash distributions paid	(74,583)	(72,081)
Proceeds from unsecured borrowings	—	134,914
Repayment of unsecured borrowings	(75,000)	(150,000)
Proceeds from secured borrowings	667,695	743,892
Repayment of secured borrowings	(488,500)	(554,000)
Repurchase of common stock	(10)	—

Net Cash Provided by Financing Activities	29,602	102,725

NET DECREASE IN CASH AND CASH EQUIVALENTS	(85,510)	(46,021)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	428,333	322,935

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$342,823	$276,914

Supplemental disclosure of cash flow information:
Cash paid for interest	$53,529	$28,873
Issuance of shares in connection with the Mergers (1)	—	226,839

(1)	On April 1, 2022, in connection with the Mergers (as defined in Note 1 “Organization”), the Company acquired net assets of $244,691 for the total stock consideration of $226,839.
See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
September 30, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)		Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 132.0%
First Lien Bank Debt/Senior Secured Loans
Accession Risk Management Group, Inc. (f/k/a RSC Acquisition, Inc.) (16)	Insurance	S+550		0.75%	11.02%		4/1/2022	11/1/2026	$20,221	$20,071	$20,221
Aegis Toxicology Sciences Corporation(16)	Health Care Providers & Services	S+550		1.00%	11.13%		5/7/2018	5/9/2025	13,420	13,218	13,420
Alkeme Intermediary Holdings, LLC	Insurance	S+650		1.00%	11.92%		9/20/2023	10/28/2026	8,524	8,270	8,268
All States Ag Parts, LLC(16)	Trading Companies & Distributors	S+600		1.00%	11.60%		4/1/2022	9/1/2026	2,177	2,148	2,177
Apex Services Partners, LLC(16)	Diversified Consumer Services	S+525		1.00%	10.67%		8/31/2022	7/31/2025	13,916	13,641	13,916
Atria Wealth Solutions, Inc.(16)	Diversified Financial Services	S+650		1.00%	12.15%		9/14/2018	2/29/2024	16,288	16,170	16,288
Basic Fun, Inc.(16)	Specialty Retail	S+650		1.00%	12.17%		10/30/2020	7/2/2024	2,150	2,149	2,150
BayMark Health Services, Inc.(16)	Health Care Providers & Services	S+500		1.00%	10.65%		4/1/2022	6/11/2027	8,286	8,021	8,286
Bayside Opco, LLC(27)	Healthcare Providers & Services	S+700	(15)	1.00%	12.54%		5/31/2023	5/31/2026	402	402	402
Bayside Opco, LLC(27)	Healthcare Providers & Services	S+725	(11)	1.00%	12.79%		5/31/2023	5/31/2026	18,807	18,807	18,807
Bayside Parent, LLC(27)	Healthcare Providers & Services	S+1000	(11)	1.00%	15.54%		5/31/2023	5/31/2026	4,959	4,959	4,959
BDG Media, Inc.	Media	P+525		5.50%	13.75%		7/18/2022	7/31/2025	5,354	5,354	5,354
CC SAG Holdings Corp. (Spectrum Automotive)(16)	Diversified Consumer Services	S+575		0.75%	11.18%		6/29/2021	6/29/2028	36,588	36,020	36,588
Composite Technology Acquisition Corp.(16)	Building Products	S+450		1.00%	10.04%		4/1/2022	2/1/2025	11,028	10,765	11,028
CVAUSA Management, LLC	Health Care Providers & Services	S+650		1.00%	11.59%		5/22/2023	5/22/2029	18,855	18,308	18,289
Enhanced Permanent Capital, LLC(3)	Capital Markets	S+700		1.00%	12.26%		12/29/2020	12/29/2025	42,521	41,790	42,521
ENS Holdings III Corp. & ES Opco USA LLC (Bluefin)(16)	Trading Companies & Distributors	S+475		1.00%	10.24%		4/1/2022	12/31/2025	4,630	4,507	4,630
Enverus Holdings, Inc. (fka Drilling Info Holdings)(16)	IT Services	S+450		—	9.92%		4/1/2022	7/30/2025	11,277	10,950	11,277
Erie Construction Mid-west, LLC(16)	Building Products	S+475		1.00%	10.34%		4/1/2022	7/30/2027	8,572	8,296	8,572
Fertility (ITC) Investment Holdco, LLC	Health Care Providers & Services	S+650		1.00%	11.63%		1/4/2023	1/3/2029	22,653	22,034	22,653
Foundation Consumer Brands, LLC(16)	Personal Products	S+625		1.00%	11.77%		2/12/2021	2/12/2027	27,560	26,963	27,560
GSM Acquisition Corp.(16)	Leisure Equipment & Products	S+500		1.00%	10.65%		4/1/2022	11/16/2026	10,939	10,578	10,939
Higginbotham Insurance Agency, Inc.(16)	Insurance	S+550		1.00%	10.92%		4/1/2022	11/15/2028	28,856	28,856	28,856
High Street Buyer, Inc.(16)	Insurance	S+600		0.75%	11.54%		4/1/2022	4/16/2028	3,191	3,034	3,191
Human Interest Inc.	Internet Software & Services	S+785		1.00%	13.18%		6/30/2022	7/1/2027	20,104	19,903	20,104
iCIMS, Inc.	Software	S+725		0.75%	12.14	% (26)	8/18/2022	8/18/2028	30,762	30,327	30,762
Kaseya, Inc.(16)	Software	S+625		0.75%	11.58	% (29)	6/22/2022	6/23/2029	24,365	24,050	24,365
Kid Distro Holdings, LLC (Distro Kid)(16)	Software	S+550		1.00%	11.04%		9/24/2021	10/1/2027	20,259	19,969	20,259
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	S+700		1.00%	12.40%		12/21/2018	12/21/2024	80,000	79,872	80,000
KORE Wireless Group, Inc.(16)	Wireless Telecommunication Services	S+550		—	10.99%		12/21/2018	12/21/2024	23,404	23,108	23,404
Logix Holding Company, LLC(16)	Communications Equipment	L+575		1.00%	11.48%		9/14/2018	12/22/2024	14,009	13,516	13,729
Luxury Asset Capital, LLC(16)	Thrifts & Mortgage Finance	S+675		1.00%	12.19%		7/15/2022	7/15/2027	30,500	30,005	30,500
Maurices, Incorporated(16)	Specialty Retail	S+675		1.00%	9.94%		8/27/2021	6/1/2024	7,395	7,346	7,395
Maxor Acquisition, Inc.	Health Care Providers & Services	S+675		1.00%	12.48%		3/1/2023	3/1/2029	23,783	23,118	23,783
NSPC Intermediate Corp. (National Spine)	Health Care Providers & Services	S+850		1.00%	13.20%		4/1/2022	2/13/2026	2,216	2,136	2,216
Oldco AI, LLC(f/k/a Amerimark)(14)(27)	Internet & Catalog Retail	P+475		1.00%	13.25%		6/16/2023	10/31/2023	321	321	321
Oldco AI, LLC (f/k/a Amerimark)(14)(27)**	Internet & Catalog Retail	S+800		1.00%	—		7/28/2021	10/15/2026	4,855	4,204	—
ONS MSO, LLC	Health Care Providers & Services	S+625		1.00%	11.62%		2/10/2023	7/8/2025	17,192	16,798	17,192
Orthopedic Care Partners Management, LLC	Health Care Providers & Services	S+650		1.00%	11.96%		8/17/2022	5/16/2024	5,502	5,473	5,420
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	S+625		1.00%	11.67%		8/19/2022	12/4/2024	3,118	3,082	3,118
Peter C. Foy & Associates Insurance Services, LLC	Insurance	S+600		0.75%	11.43%		4/1/2022	11/1/2028	16,920	16,668	16,581
PhyNet Dermatology LLC	Health Care Providers & Services	S+625		1.00%	11.45%		9/5/2018	8/16/2024	8,374	8,361	8,374
Pinnacle Treatment Centers, Inc.(16)	Health Care Providers & Services	S+675		1.00%	12.10%		1/22/2020	1/2/2026	25,243	24,903	25,243
Plastics Management, LLC(16)	Health Care Providers & Services	S+500		1.00%	10.44%		4/1/2022	8/18/2027	17,184	16,493	17,184
RQM+ Corp.(16)	Life Sciences Tools & Services	S+575		1.00%	11.40%		8/20/2021	8/12/2026	23,696	23,361	23,696
RxSense Holdings LLC(16)	Diversified Consumer Services	S+500		1.00%	10.47%		4/1/2022	3/13/2026	8,677	8,369	8,677
SCP Eye Care, LLC	Health Care Providers & Services	S+575		1.00%	11.17%		10/6/2022	10/5/2029	9,562	9,281	9,562
SHO Holding I Corporation (Shoes for Crews)(16)	Footwear	S+523		1.00%	10.86%		4/1/2022	4/27/2024	5,659	5,505	5,376
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+625		1.00%	11.89%		6/3/2022	1/27/2026	11,505	11,319	11,274
Stryten Resources LLC	Auto Parts & Equipment	S+800		1.00%	13.43%		8/11/2021	10/12/2026	10,725	10,581	10,586
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	S+550		0.75%	10.99%		6/16/2021	6/16/2028	15,020	14,700	15,020
TAUC Management, LLC(16)	Health Care Providers & Services	L+525		1.00%	10.59%		4/1/2022	2/12/2027	6,893	6,630	6,411
The Townsend Company, LLC	Commercial Services & Supplies	S+625		1.00%	11.57%		8/17/2023	8/15/2029	10,073	9,825	9,821
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+600		1.00%	11.54%		4/1/2022	12/31/2026	3,848	3,692	3,848
Ultimate Baked Goods Midco LLC (Rise Baking)(16)	Packaged Foods & Meats	S+625		1.00%	11.67%		8/12/2021	8/13/2027	14,858	14,397	14,858
United Digestive MSO Parent, LLC	Health Care Providers & Services	S+675		1.00%	12.29%		3/30/2023	3/30/2029	13,257	12,882	13,257
Urology Management Holdings, Inc.	Health Care Providers & Services	S+625		1.00%	11.79%		2/7/2023	6/15/2026	7,138	6,959	7,066
UVP Management, LLC	Health Care Providers & Services	S+625		1.00%	11.79%		9/18/2023	9/15/2025	15,444	15,063	15,058
Vessco Midco Holdings, LLC(16)	Water Utilities	S+450		1.00%	9.92%		4/1/2022	11/2/2026	2,466	2,408	2,466
West-NR Parent, Inc.	Insurance	S+625		1.00%	11.72%		8/1/2023	12/27/2027	13,201	12,945	12,937
World Insurance Associates, LLC(16)	Insurance	S+575		1.00%	11.14%		4/1/2022	4/1/2026	48,250	48,141	48,250

Total First Lien Bank Debt/Senior Secured Loans										$921,022	$928,465

Second Lien Asset-Based Senior Secured Loans
ACRES Commercial Mortgage, LLC	Diversified Financial Services	S+705		1.00%	12.49%		12/24/2021	8/21/2028	29,925	$29,455	$29,925
FGI Worldwide LLC	Diversified Financial Services	S+650		1.00%	11.82%		4/17/2023	4/17/2028	8,206	8,015	8,206

										$37,470	$38,131

Second Lien Bank Debt/Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975	(11)	1.00%	—		12/23/2013	10/12/2026	15,065	$12,297	$7,532

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
September 30, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued) —
First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.(16)	Pharmaceuticals	S+515	4.60%	10.48%		12/31/2019	5/1/2028	$34,738	$34,857	$37,186
Apeel Technology, Inc	Biotechnology	S+625	1.00%	8.75%		6/29/2022	6/1/2027	3,643	3,641	4,062
Arcutis Biotherapeutics, Inc.(3)	Pharamceuticals	S+745	0.10%	12.88%		12/22/2021	1/1/2027	66,849	67,893	68,019
Ardelyx, Inc.(3)	Pharmaceuticals	S+795	1.00%	13.30%		2/23/2022	3/1/2027	9,475	9,526	10,503
BridgeBio Pharma, Inc.(3)	Biotechnology	—	—	9.00	% (22)	11/17/2021	11/17/2026	40,753	40,487	40,854
Cerapedics, Inc.	Biotechnology	S+620	2.75%	11.53%		12/27/2022	1/1/2028	26,939	27,000	27,007
Glooko, Inc.(16)	Health Care Technology	S+790	0.10%	13.33%		9/30/2021	10/1/2026	11,912	11,984	12,150
Meditrina, Inc.	Health Care Equipment & Supplies	S+550	3.45%	10.83%		12/20/2022	12/1/2027	3,367	3,365	3,384
Neuronetics, Inc.(16)	Health Care Equipment & Supplies	S+565	3.95%	10.98%		3/2/2020	3/29/2028	19,299	19,256	19,396
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	S+580	5.31%	11.23%		7/30/2018	11/1/2025	24,500	24,590	24,561
Outset Medical, Inc.(3)(16)	Health Care Equipment & Supplies	S+515	2.75%	10.48%		11/3/2022	11/1/2027	35,084	35,162	35,171
Vapotherm, Inc.	Health Care Equipment & Supplies	S+930	1.00%	14.73	% (24)	2/18/2022	2/1/2027	36,826	37,086	37,378
Vertos Medical, Inc.	Health Care Equipment & Supplies	S+515	4.75%	10.48%		6/14/2023	7/1/2028	6,651	6,587	6,567

Total First Lien Life Science Senior Secured Loans									$321,434	$326,238

Total Senior Secured Loans									$1,292,223	$1,300,366

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 26.9%
A&A Crane and Rigging, LLC (10)	Commercial Services & Supplies	7.78%	3/27/2023	3/27/2028	$72	$72	$72
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-9.64%	2/12/2021	3/1/2025-12/1/2026	1,493	1,492	1,491
AFG Dallas III, LLC (10)	Diversified Consumer Services	10.00-11.29%	8/11/2022	8/11/2026-3/1/2027	1,182	1,182	1,182
Air Methods Corporation (10)	Airlines	7.08-7.13%	11/3/2021	11/3/2026-11/23/2026	3,231	3,275	3,231
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	4/15/2025	563	563	569
Bazzini, LLC (10)	Food & Staples Retailing	10.46%	12/23/2022	1/1/2028	2,084	2,146	2,084
Boart Longyear Company (10)	Metals & Mining	8.31-10.44%	5/28/2020	7/1/2024-10/7/2026	2,870	2,870	2,870
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/1/2022	8/1/2026	124	124	124
C-Port/Stone LLC (10)	Oil, Gas & Consumable Fuels	8.54%	10/7/2022	11/1/2027	6,366	6,206	6,175
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023-6/22/2026	1,536	1,536	1,528
Carolina’s Contracting, LLC (10)	Diversified Consumer Services	8.40 - 8.72%	3/7/2023	3/7/2028-5/18/2028	3,688	3,723	3,688
CKD Holdings, Inc. (10)	Road & Rail	8.10 - 8.60%	9/22/2022	6/22/2026-9/22/2027	3,076	3,076	3,076
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	9.36-13.01%	5/27/2021	4/1/2025-5/1/2028	6,880	6,880	6,880
Complete Equipment Rentals, LLC (10)	Commercial Services & Supplies	6.75-7.15%	3/23/2023	4/1/2028-6/1/2028	1,926	1,895	1,893
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	1,411	1,424	1,411
Double S Industrial Contractors, Inc. (10)	Commercial Services & Supplies	8.60%	7/28/2023	8/1/2027	119	119	119
Drillers Choice, Inc. (10)	Commercial Services & Supplies	8.00-10.08%	10/31/2022	11/1/2027-6/1/2029	1,962	1,965	1,962
Energy Drilling Services, LLC (10)	Diversified Consumer Services	6.58-9.16%	8/26/2022	11/9/2025-9/1/2027	1,139	1,139	1,139
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	4,746	4,769	4,746
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	8.37%	4/27/2018	4/27/2025	3,498	3,498	3,411
Extreme Steel Crane & Rigging, LLC (10)	Commercial Services & Supplies	9.52%	3/3/2023	3/3/2027	902	910	902
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50-9.02%	10/28/2021	10/1/2026-3/1/2027	2,449	2,451	2,449
First National Capital, LLC (10)	Diversified Financial Services	9.00%	11/5/2021	8/1/2026	5,739	5,739	5,739
Freightsol LLC (10)	Road & Rail	12.51-12.89%	4/9/2019	11/1/2023	289	289	289
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	1/4/2024	128	128	128
GMT Corporation (10)	Machinery	10.71%	10/23/2018	1/1/2026	4,070	4,073	4,070
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/8/2021	11/1/2025	769	769	769
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%	11/15/2018	5/1/2024-9/1/2025	189	189	184
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	4,375	4,394	4,288
Kool Pak, LLC (10)	Road & Rail	8.58%	2/5/2018	3/1/2024	71	71	71
Loc Performance Products, LLC (10)	Machinery	10.50%	12/29/2022	6/1/2027	673	673	673
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/2024-9/25/2024	7,500	7,500	7,361
Lux Credit Consultants, LLC (10)	Road & Rail	8.28-12.09%	6/17/2021	12/1/2024-12/1/2026	12,142	12,142	12,142
Lux Vending, LLC (10)	Consumer Finance	12.46-13.26%	8/20/2021	7/20/2024-10/1/2024	895	903	895
Miranda Logistics Enterprise, Inc. (10)	Construction & Engineering	7.69%	4/14/2023	4/14/2028	824	824	824
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	2/28/2025	279	278	279
Nimble Crane LLC (10)	Commercial Services & Supplies	9.18%	7/13/2023	7/13/2028	975	975	975
No Limit Construction Services, LLC (10)	Commercial Services & Supplies	7.73%	5/5/2023	6/1/2028	124	124	124
Ozzies, Inc. (10)	Commercial Services & Supplies	10.72%	12/23/2022	1/1/2027	1,731	1,783	1,731
PCX Aerostructures LLC (10)	Aerospace & Defense	9.32%	11/23/2022	12/1/2028	2,401	2,401	2,401
Rane Light Metal Castings Inc. (10)	Machinery	10.00%	6/1/2020	6/1/2024	83	83	83
Rango, Inc. (10)	Commercial Services & Supplies	9.33-9.77%	9/24/2019	10/1/2023-11/1/2024	731	742	717
Rayzor’s Edge LLC (10)	Diversified Consumer Services	7.69-8.27%	5/19/2023	5/18/2030-6/30/2030	732	732	732
RH Land Construction, LLC & Harbor Dredging LA, Inc. (10)	Construction & Engineering	8.08%	5/10/2023	5/10/2026	124	124	124
Royal Express Inc. (10)	Road & Rail	9.53%	1/17/2019	2/1/2024	220	221	220
Rotten Rock Hardscaping & Tree Service (10)	Diversified Consumer Services	8.21%	12/6/2022	12/6/2027	214	214	214
Rutt Services, LLC (10)	Commercial Services & Supplies	8.95%	8/11/2023	8/11/2030	1,201	1,201	1,201
Signet Marine Corporation (10)	Transportation Infrastructure	8.50%	10/31/2022	11/1/2029	12,712	12,753	12,712
SLR Equipment Finance(2)	Multi-Sector Holdings	8.50%	1/24/2022	1/27/2024	2,500	2,500	2,500
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82-8.61%	6/30/2022	9/15/2026-6/27/2030	6,123	6,123	6,123
ST Coaches, LLC (10)	Road & Rail	8.50-8.58%	7/31/2017	10/1/2023-1/25/2025	1,111	1,111	1,075
Star Coaches Inc. (10)	Road & Rail	8.42%	3/9/2018	4/1/2025	2,472	2,472	2,218
Superior Transportation, Inc. (10)	Road & Rail	10.22-10.63%	7/31/2017	1/1/2026	2,589	2,589	2,589
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	4.07%	7/31/2017	1/15/2028	1,476	1,476	1,476
Trinity Equipment, Inc. (10)	Commercial Services & Supplies	8.78-8.93%	5/4/2023	5/4/2028-5/19/2028	1,407	1,407	1,407
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-8.75%	10/8/2021	11/1/2024-12/1/2026	416	416	416
U.S. Crane & Rigging, LLC (10)	Commercial Services & Supplies	8.73%-10.92%	12/23/2022	3/1/2027-9/1/2028	2,717	2,717	2,717
Up Trucking Services, LLC (10)	Road & Rail	11.21%	3/23/2018	8/1/2024	256	258	256
Waste Pro of Florida, Inc. & Waste Pro USA, Inc. (10)	Commercial Services & Supplies	9.17%	4/18/2023	4/18/2028	9,330	9,485	9,330
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%	7/31/2019	8/1/2024-10/5/2025	387	387	387
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	256	256	246
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32-9.93%	9/23/2022	9/23/2027-8/16/2028	3,192	3,240	3,192
Zamborelli Enterprises Pacific Souther Foundation (10)	Diversified Consumer Services	8.91%	12/7/2022	1/1/2027	606	611	606
See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
September 30, 2023
(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Equipment Financing (continued) —
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings	7/31/2017	200	145,000	120,820

Total Equipment Financing				$290,688	$265,306

Description	Industry	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Preferred Equity – 0.4%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00	% (11)	6/8/2012	6/30/2025	—	$5,114	$3,801

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants— 61.1%
Assertio Holdings, Inc. (8)*	Pharmaceuticals	7/31/2023	12,510	$51	$32
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	6,347	106	—
Bayside Parent, LLC (27)*	Health Care Providers & Services	5/31/2023	6,526	11,411	3,816
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	50
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	87
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	260,000	129	342
KBH Topco LLC (Kingsbridge) (2)(5)(18)	Multi-Sector Holdings	11/3/2020	73,500,000	136,596	146,000
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2022	29,366	23	20
NSPC Holdings, LLC (National Spine) *	Health Care Providers & Services	2/13/2023	207,043	657	273
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	—
RD Holdco, Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	469,353	235	283
SLR-AMI Topco Blocker, LLC (27)(28)*	Internet & Catalog Retail	6/16/2023	—	19,880	15,100
SLR Business Credit (2)(3)(19)	Diversified Financial Services	4/1/2022	100	81,583	90,370
SLR Credit Solutions (2)(3)(20)	Diversified Financial Services	12/28/2012	280,303	280,737	281,000
SLR Healthcare ABL (2)(3)(21)	Diversified Financial Services	4/1/2022	32,839	34,335	34,850
SLR Senior Lending Program LLC (2)(3)(25)	Asset Management	12/1/2022	—	28,750	29,277
Vapotherm, Inc. Warrants*	Health Care Equipment & Supplies	2/18/2022	48,969	290	28
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	2,230	152	—
Vertos Medical, Inc. Warrants*	Health Care Equipment & Supplies	6/14/2023	161,761	51	55

Total Common Equity/Equity Interests/Warrants				$616,592	$601,583

Total Investments (6) — 220.4%				$2,204,617	$2,171,056

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 33.7%
U.S. Treasury Bill	Government	9/29/2023	11/21/2023	$335,000	$332,557	$332,557

Total Investments & Cash Equivalents —254.1%					$2,537,174	$2,503,613
Liabilities in Excess of Other Assets — (154.1%)						(1,518,228)

Net Assets — 100.0%						$985,385

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of September 30, 2023.

(2)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2023 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2022	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2023	Interest/ Dividend/Misc Income
Equipment Operating Leases, LLC	$3,741	$—	$(338)	$—	$8	$3,411	$231
Kingsbridge Holdings, LLC	80,000	—	—	—	(70)	80,000	7,434
KBH Topco, LLC (Kingsbridge)	148,444	—	—	—	(2,444)	146,000	10,500
Loyer Capital LLC	7,361	—	—	—	—	7,361	565
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, warrants)	—	—	—	—	—	—	—
RD Holdco, Inc. (debt)	6,521	507	—	—	504	7,532	—
SLR Business Credit	89,370	—	—	—	1,000	90,370	5,250
SLR Credit Solutions	288,760	—	—	—	(7,760)	281,000	15,000
SLR Equipment Finance (equity)	120,820	—	—	—	—	120,820	—
SLR Equipment Finance (debt)	5,000	2,500	(5,000)	—	—	2,500	174
SLR Healthcare ABL	34,350	—	—	—	500	34,850	2,595
SLR Senior Lending Program LLC	9,426	19,250	—	—	601	29,277	393
SOINT, LLC	3,801	187	—	—	(187)	3,801	187

	$797,594	$22,444	$(5,338)	$—	$(7,848)	$806,922	$42,329

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
September 30, 2023
(in thousands)

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on
investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2023, on a fair value basis, non-qualifying
assets in the portfolio represented 25.1% of the total assets of the Company.

(4)	The Company’s investment in SOINT, LLC includes a one dollar investment in common shares.
(5)	Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $31,537; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $152,992 and $121,455, respectively, based on a tax cost of $2,139,519. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

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

(17)	See note 10 to the consolidated financial statements.
(18)	See note 11 to the consolidated financial statements.
(19)	See note 13 to the consolidated financial statements.
(20)	See note 9 to the consolidated financial statements.
(21)	See note 12 to the consolidated financial statements.
(22)	BridgeBio Pharma, Inc. may elect to defer up to 3.00% of the coupon as PIK.
(23)	The Company became an Affiliated Person to Bayside Opco, LLC and Bayside Parent, LLC on May 31, 2023 and to Amerimark Intermediate Holdings, LLC and SLR- AMI Topco Blocker, LLC on June 16, 2023.
(24)	Vapotherm, Inc. may elect to defer up to 9.00% of the coupon as PIK.
(25)	See note 17 to the consolidated financial statements.
(26)	iCIMS, Inc. may elect to defer up to 3.875% of the coupon as PIK.
(27)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2023 (beginning with the date at which the Company became an Affiliated Person) in these affiliated investments are as follows:

Name of Issuer	Fair Value at Date of Affiliation(23)	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2023	Interest Income
Oldco AI, LLC (f/k/a AmeriMark)	$—	$1,262	$(941)	$—	$—	$321	$15
Oldco AI, LLC (f/k/a AmeriMark)	9,371	—	(12,866)	—	3,495	—	—
Bayside Opco, LLC	846	21	(465)	—	—	402	32
Bayside Opco, LLC	18,224	583	—	—	—	18,807	784
Bayside Parent, LLC (loan)	4,773	186	—	—	—	4,959	250
Bayside Parent, LLC (equity)	4,681	—	—	—	(865)	3,816	—
SLR-AMI Topco Blocker, LLC	7,014	12,867	—	—	(4,781)	15,100	—

	$44,909	$14,919	$(14,272)	$—	$(2,151)	$43,405	$1,081

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

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
September 30, 2023
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2023
Diversified Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	21.6%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	16.6%
Health Care Providers & Services	11.8%
Health Care Equipment & Supplies	6.5%
Insurance	6.4%
Pharmaceuticals	5.3%
Software	3.5%
Diversified Consumer Services	3.4%
Biotechnology	3.3%
Capital Markets	2.0%
Commercial Services & Supplies	2.0%
Thrifts & Mortgage Finance	1.4%
Asset Management	1.4%
Road & Rail	1.3%
Personal Products	1.3%
Life Sciences Tools & Services	1.1%
Wireless Telecommunication Services	1.1%
Internet Software & Services	0.9%
Building Products	0.9%
Transportation Infrastructure	0.7%
Internet & Catalog Retail	0.7%
Packaged Foods & Meats	0.7%
Communications Equipment	0.6%
Health Care Technology	0.6%
IT Services	0.5%
Leisure Equipment & Products	0.5%
Trading Companies & Distributors	0.5%
Auto Parts & Equipment	0.5%
Specialty Retail	0.4%
Hotels, Restaurants & Leisure	0.3%
Aerospace & Defense	0.3%
Oil, Gas & Consumable Fuels	0.3%
Auto Components	0.3%
Footwear	0.3%
Media	0.2%
Airlines	0.2%
Machinery	0.2%
Metals & Mining	0.1%
Water Utilities	0.1%
Food & Staples Retailing	0.1%
Construction & Engineering	0.1%
Consumer Finance	0.0%
Energy Equipment & Services	0.0%

Total Investments	100.0%

See notes
to
consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)		Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans —124.6%
First Lien Bank Debt/Senior Secured Loans
Aegis Toxicology Sciences Corporation(16)	Health Care Providers & Services	L+550		1.00%	10.09%		5/7/2018	5/9/2025	$17,103	$16,793	$17,103
All States Ag Parts, LLC(16)	Trading Companies & Distributors	S+575		1.00%	10.19%		4/1/2022	9/1/2026	4,197	4,081	4,197
American Teleconferencing Services, Ltd**	Communications Equipment	L+650		1.00%	—		5/5/2016	9/9/2021	36,135	25,926	—
American Teleconferencing Services, Ltd**	Communications Equipment	L+650		1.00%	—		9/17/2021	1/31/2023	6,405	6,254	224
AmeriMark Intermediate Holdings, LLC(14)	Internet & Catalog Retail	L+800		1.00%	14.77%		7/28/2021	10/15/2026	24,087	23,711	22,882
Apex Services Partners, LLC(16)	Diversified Consumer Services	S+525		1.00%	9.80%		8/31/2022	7/31/2025	14,021	13,644	14,021
Atria Wealth Solutions, Inc.(16)	Diversified Financial Services	S+600		1.00%	10.84%		9/14/2018	2/29/2024	8,149	8,107	8,149
Basic Fun, Inc.(16)	Specialty Retail	L+550		1.00%	10.27%		10/30/2020	10/30/2023	2,162	2,152	2,162
BayMark Health Services, Inc.(16)	Health Care Providers & Services	L+500		1.00%	9.73%		4/1/2022	6/11/2027	9,432	9,078	9,432
BDG Media, Inc.	Media	L+900		0.25%	13.17%		7/18/2022	4/27/2023	14,454	14,454	14,454
CC SAG Holdings Corp. (Spectrum Automotive)(16)	Diversified Consumer Services	L+575		0.75%	10.48%		6/29/2021	6/29/2028	20,427	20,057	20,427
Composite Technology Acquisition Corp.(16)	Building Products	L+475		1.00%	9.73%		4/1/2022	2/1/2025	10,386	9,983	10,386
Copper River Seafoods, Inc.	Food Products	P+275		—	10.25%		8/31/2022	4/23/2025	8,405	8,405	8,405
DeepIntent, Inc.	Media	P+175		—	9.25%		10/12/2022	3/25/2025	16,951	16,951	16,951
Enhanced Permanent Capital, LLC(3)	Capital Markets	L+700		1.00%	10.13%		12/29/2020	12/29/2025	35,205	34,496	35,205
ENS Holdings III Corp. & ES Opco USA LLC (Bluefin)(16)	Trading Companies & Distributors	S+475		1.00%	9.43%		4/1/2022	12/31/2025	4,978	4,804	4,978
Enverus Holdings, Inc. (fka Drilling Info Holdings)(16)	IT Services	L+450		—	8.88%		4/1/2022	7/30/2025	11,598	11,129	11,598
Erie Construction Mid-west, LLC(16)	Building Products	S+475		1.00%	9.79%		4/1/2022	7/30/2027	8,915	8,580	8,915
Foundation Consumer Brands, LLC(16)	Personal Products	L+550		1.00%	10.15%		2/12/2021	2/12/2027	35,273	34,421	35,273
GSM Acquisition Corp.(16)	Leisure Equipment & Products	S+500		1.00%	9.03%		4/1/2022	11/16/2026	11,022	10,562	10,912
Higginbotham Insurance Agency, Inc.(16)	Insurance	L+525		0.75%	9.63%		4/1/2022	11/25/2026	6,223	5,994	6,223
High Street Buyer, Inc.(16)	Insurance	L+600		0.75%	10.73%		4/1/2022	4/16/2028	5,188	4,900	5,188
Human Interest Inc.	Internet Software & Services	S+785		1.00%	11.97%		6/30/2022	7/1/2027	20,104	19,783	20,104
iCIMS, Inc.	Software	S+725		0.75%	11.52	% (26)	8/18/2022	8/18/2028	32,084	31,548	31,522
Ivy Fertility Services, LLC	Health Care Providers & Services	L+625		1.00%	10.39%		12/22/2021	2/25/2026	30,092	29,415	30,393
Kaseya, Inc.(16)	Software	S+575		0.75%	10.33%		6/22/2022	6/23/2029	32,426	31,966	32,426
Kid Distro Holdings, LLC (Distro Kid)(16)	Software	L+575		1.00%	10.48%		9/24/2021	10/1/2027	26,452	26,015	26,452
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700		1.00%	10.75%		12/21/2018	12/21/2024	80,000	79,800	80,000
KORE Wireless Group, Inc.(16)	Wireless Telecommunication Services	S+550		—	10.08%		12/21/2018	12/21/2024	23,588	23,123	23,588
Logix Holding Company, LLC(16)	Communications Equipment	L+575		1.00%	10.13%		9/14/2018	12/22/2024	14,009	13,246	13,449
Luxury Asset Capital, LLC(16)	Thrifts & Mortgage Finance	S+675		1.00%	10.99%		7/15/2022	7/15/2027	27,500	26,991	27,500
Maurices, Incorporated(16)	Specialty Retail	S+675		1.00%	8.74%		8/27/2021	6/1/2024	7,808	7,678	7,808
Montefiore Nyack Hospital	Health Care Providers & Services	L+495		—	9.72%		8/9/2022	11/15/2024	3,966	3,966	3,966
NAC Holdings Corporation (Jaguar)(16)	Insurance	S+525		1.00%	9.45%		7/30/2021	9/28/2024	28,603	28,214	28,603
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+500		1.00%	7.31%		4/1/2022	6/2/2024	2,681	2,564	2,547
One Touch Direct, LLC	Commercial Services & Supplies	P+75		—	8.25%		4/3/2020	3/30/2024	4,431	4,431	4,431
Orthopedic Care Partners Management, LLC	Health Care Providers & Services	S+650		1.00%	10.91%		8/17/2022	5/16/2024	3,111	3,092	3,111
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	S+625		1.00%	10.67%		8/19/2022	12/4/2024	1,327	1,309	1,313
Peter C. Foy & Associates Insurance Services, LLC	Insurance	S+600		0.75%	10.44%		4/1/2022	11/1/2028	10,854	10,699	10,854
PhyNet Dermatology LLC	Health Care Providers & Services	S+625	(15)	1.00%	9.81%		9/5/2018	8/16/2024	14,458	14,420	14,458
Pinnacle Treatment Centers, Inc.(16)	Health Care Providers & Services	S+650		1.00%	10.57%		1/22/2020	1/2/2026	27,997	27,528	27,367
Plastics Management, LLC(16)	Health Care Providers & Services	S+500		1.00%	9.89%		4/1/2022	8/18/2027	9,491	9,161	9,491
PPT Management Holdings, LLC(16)	Health Care Providers & Services	L+850	(11)	1.00%	12.83%		9/14/2018	1/30/2023	32,163	31,987	25,827
RQM+ Corp.(16)	Life Sciences Tools & Services	S+575		1.00%	10.97%		8/20/2021	8/12/2026	26,823	26,455	26,823
RSC Acquisition, Inc.(16)	Insurance	S+550		0.75%	9.26%		4/1/2022	11/1/2026	6,985	6,813	6,985
RxSense Holdings LLC(16)	Diversified Consumer Services	L+500		1.00%	9.41%		4/1/2022	3/13/2026	11,775	11,357	11,775
SCP Eye Care, LLC	Health Care Providers & Services	S+575		1.00%	9.46%		10/6/2022	10/5/2029	8,314	8,050	8,044
SHO Holding I Corporation (Shoes for Crews)(16)	Footwear	L+523		1.00%	9.66%		4/1/2022	4/27/2024	5,704	5,361	5,419
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+600		1.00%	10.77%		6/3/2022	1/27/2026	1,399	1,387	1,399
SPAR Marketing Force, Inc.	Media	P+95		—	8.45%		7/18/2022	10/10/2024	9,162	9,162	9,162
Stryten Resources LLC	Auto Parts & Equipment	S+800		1.00%	12.44%		8/11/2021	10/12/2026	25,922	25,506	25,922
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	L+575		0.75%	10.48%		6/16/2021	6/16/2028	24,953	24,446	24,953
TAUC Management, LLC(16)	Health Care Providers & Services	L+525		1.00%	9.98%		4/1/2022	2/12/2027	6,899	6,585	6,864
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+550		1.00%	10.14%		4/1/2022	12/31/2026	9,996	9,527	9,996
Ultimate Baked Goods Midco LLC (Rise Baking)(16)	Packaged Foods & Meats	L+650		1.00%	10.88%		8/12/2021	8/13/2027	24,789	24,038	24,789
Vessco Midco Holdings, LLC(16)	Water Utilities	L+450		1.00%	7.87%		4/1/2022	11/2/2026	1,728	1,668	1,728
World Insurance Associates, LLC(16)	Insurance	S+575		1.00%	9.31%		4/1/2022	4/1/2026	31,624	30,785	30,359

Total First Lien Bank Debt/Senior Secured Loans										$912,558	$886,513

Second Lien Asset-Based Senior Secured Loans
ACRES Commercial Mortgage, LLC	Diversified Financial Services	S+705		1.00%	11.38%		12/24/2021	8/21/2028	29,925	$29,398	$29,925

Second Lien Bank Debt/Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975	(11)	1.00%	—		12/23/2013	10/12/2026	13,043	$11,791	$6,521

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

Name of Issuer	Fair Value at December 31, 2021	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2022	Interest/ Dividend Income
Equipment Operating Leases, LLC	$18,939	$—	$(15,833)	$—	$635	$3,741	$749
Kingsbridge Holdings, LLC	80,000	—	—	—	(87)	80,000	7,402
KBH Topco, LLC (Kingsbridge)	145,996	—	—	—	2,448	148,444	15,225
Loyer Capital LLC	10,725	—	(3,500)	—	136	7,361	1,003
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	5,216	—	—	—	(5,216)	—	—
RD Holdco, Inc. (Rug Doctor, warrants)	—	—	—	—	—	—	—
RD Holdco, Inc. (debt)	11,829	685	—	—	(5,280)	6,521	(18)
SLR Business Credit	—	81,583	—	—	7,787	89,370	5,150
SLR Credit Solutions	298,766	—	—	—	(10,006)	288,760	20,500
SLR Equipment Finance (equity)	129,102	—	—	—	(8,282)	120,820	—
SLR Equipment Finance (debt)	—	5,000	—	—	—	5,000	379
SLR Healthcare ABL	—	34,335	—	—	15	34,350	2,595
SLR Senior Lending Program LLC	—	9,500	—	—	(74)	9,426	—
SOAGG LLC	1,121	—	(447)	—	(674)	—	647
SOINT, LLC	4,509	266	(942)	—	(32)	3,801	266

	$706,203	$131,369	$(20,722)	$—	$(18,630)	$797,594	$53,898

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

(17)	See note 10 to the consolidated financial statements.
(18)	See note 11 to the consolidated financial statements.
(19)	See note 13 to the consolidated financial statements.
(20)	See note 9 to the consolidated financial statements.
(21)	See note 12 to the consolidated financial statements.
(22)	BridgeBio Pharma, Inc. may elect to defer up to 3.00% of the coupon as PIK.
(23)	OmniGuide Holdings, Inc. may elect to defer up to 10.00% of the coupon as PIK.
(24)	Vapotherm, Inc. may elect to defer up to 8.00% of the coupon as PIK.
(25)	See note 17 to the consolidated financial statements.
(26)	iCIMS, Inc. may elect to defer up to 3.875% of the coupon as PIK.
*	Non-income producing security.
**	Investment is on non-accrual status.
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
September 30, 2023
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
Note 2. Significant Accounting Policies
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and certain wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to the current period presentation.
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
September 30, 2023
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2023
(in thousands, except share amounts)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC
820-10,
certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2023, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
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
September 30, 2023
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
September 30, 2023
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
The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment
basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2023 and 2022.
For the three and nine months ended September 30, 2023, the Company recognized $8,051 and $23,635, respectively, in base management fees and $5,796 and $16,943, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2023, $175 and $410, respectively, of such performance-based incentive fees were waived. For the three and nine months ended September 30, 2022, the Company recognized $7,890 and $22,019, respectively, in base management fees and $4,965 and $9,699, respectively, in gross performance-based incentive fees. For the three and nine months ended September 30, 2022, $194 and $1,552 of such performance-based incentive fees were waived. The Investment Adviser has agreed to waive incentive fees resulting from income earned due to the accretion of purchase discount allocated to investments acquired as a result of the Mergers. Fees waived pursuant to the above are not subject to recoupment by the Investment
Adviser.
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
For the three and nine months ended September 30, 2023, the Company recognized expenses under the Administration Agreement of $1,575 and $4,563 respectively. For the three and nine months ended September 30, 2022, the Company recognized expenses under the Administration Agreement of $1,132 and $3,684 respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2023 and 2022.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2023
(in thousands, except share amounts)

Note 4. Net Asset Value Per Share
At September 30, 2023, the Company’s total net assets and net asset value per share were $985,385 and $18.06, respectively. This compares to total net assets and net asset value per share at December 31, 2022 of $999,731 and $18.33, respectively.
Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC
260-10,
for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Earnings (loss) per share (basic & diluted)
Numerator—net increase (decrease) in net assets resulting from operations:	$26,947	$13,528	$52,766	$(655)
Denominator – weighted average shares:	54,554,634	54,772,651	54,554,639	50,647,874
Earnings (loss) per share:	$0.49	$0.25	$0.97	($0.01)
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2023
(in thousands, except share amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of September 30, 2023 and December 31, 2022:
Fair Value Measurements
As of September 30, 2023

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,300,366	$—	$1,300,366
Equipment Financing	—	—	265,306	—	265,306
Preferred Equity	—	—	3,801	—	3,801
Common Equity/Equity Interests/Warrants	315	—	571,991	29,277	601,583

Total Investments	$315	$—	$2,141,464	$29,277	$2,171,056

Fair Value Measurements
As of December 31, 2022

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,245,414	$—	$1,245,414
Equipment Financing	—	—	265,952	—	265,952
Preferred Equity	—	—	3,801	—	3,801
Common Equity/Equity Interests/Warrants	483	—	561,600	9,426	571,509

Total Investments	$483	$—	$2,076,767	$9,426	$2,086,676

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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2023
(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets for the three and nine months ended September 30, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30, 2023:
Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, June 30, 2023	$1,318,512	$271,333	$3,801	$566,427	$2,160,073
Total gains or losses included in earnings:
Net realized loss	(29,555)	—	—	—	(29,555)
Net change in unrealized gain (loss)	41,505	190	(64)	(7,280)	34,351
Purchase of investment securities *	168,421	4,190	64	12,895	185,570
Proceeds from dispositions of investment securities	(198,517)	(10,407)	—	(51)	(208,975)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, September 30, 2023	$1,300,366	$265,306	$3,801	$571,991	$2,141,464

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$9,782	$190	$(64)	$(7,251)	$2,657

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2022	$1,245,414	$265,952	$3,801	$561,600	$2,076,767
Total gains or losses included in earnings:
Net realized loss	(28,398)	—	—	—	(28,398)
Net change in unrealized gain (loss)	35,682	111	(187)	(21,639)	13,967
Purchase of investment securities *	488,757	34,274	187	32,081	555,299
Proceeds from dispositions of investment securities	(441,089)	(35,031)	—	(51)	(476,171)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, September 30, 2023	$1,300,366	$265,306	$3,801	$571,991	$2,141,464

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$29,925	$111	$(187)	$(21,639)	$8,210

*	Includes PIK capitalization and accretion of discount
While the Company has not made an election to apply the fair value option of accounting to any of its current debt obligations, if the Company’s debt obligations were carried at fair value at September 30, 2023, the fair value of the Credit Facility, SPV Credit Facility, 2024 Unsecured Notes, 2025 Unsecured Notes, 2026 Unsecured Notes, 2027 Unsecured Notes and 2027 Series F Unsecured Notes would be $521,500, $206,250, $120,313, $80,750, $68,438, $43,375 and $119,138, respectively.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2023
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
September 30, 2023
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
Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2023		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$ $	1,292,834 7,532	Income Approach Recovery Analysis	Market Yield Recoverable Amount	10.1% -20.5% (12.8%) N/A
Equipment Financing	Asset	$ $	144,486 120,820	Income Approach Market Multiple (1)	Market Yield Comparable Multiple	8.5% -9.5% (9.5%) 1.1x-1.4x (1.2x)
Preferred Equity	Asset		$3,801	Income Approach	Market Yield	5.0% -5.0% (5.0%)
Common Equity/Equity Interests/Warrants	Asset	$ $	165,771 406,220	Market Multiple (2) Market Approach	Comparable Multiple Return on Equity	6.3x -11.5x (8.8x) 5.5% -30.7% (10.7%)

(1)	Includes $120,820 of investments valued using an implied multiple.
(2)	Includes $855 of investments valued using a Black-Scholes model and $164,916 of investments valued using an EBITDA multiple.
Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2022		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$ $	1,212,842 32,572	Income Approach Market Multiple (1)	Market Yield Comparable Multiple	9.4% -18.2% (12.0%) 0.1x-21.4x (12.4x)
Equipment Financing	Asset	$ $	145,132 120,820	I ncome Approach Market Multiple (2)	Market Yield Comparable Multiple	8.5% -9.7% (9.7%) 1.1x-1.4x (1.2x)
Preferred Equity	Asset		$3,801	I ncome Approach	Market Yield	5.0% -5.0% (5.0%)
Common Equity/Equity Interests/Warrants	Asset	$ $	149,120 412,480	Market Multiple (3) Market Approach	Comparable Multiple Return on Equity	7.8x –9.8x (8.8x) 6.6% -35.2% (9.2%)

(1)	Investments are valued using a sum-of-the parts analysis, using expected revenue multiples for certain segments of the businesses and expected EBITDA multiples for certain segments of the businesses.
(2)	Includes $120,820 of investments valued using an implied multiple.
(3)	Includes $676 of investments valued using a Black-Scholes model and $148,444 of investments valued using an EBITDA multiple.
Significan
t increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask
spreads, if applicable, could result in significantly lower or higher fair value measurements for such assets and liabilities. Generally, an increase in market yields or decrease in EBITDA multiples may result in a decrease in the fair value of certain of the Company’s investments.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2023
(in thousands, except share amounts)

Note 7. Debt
Our debt obligations consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$521,500	$517,582	(1)	$393,000	$388,254	(1)
SPV Credit Facility	206,250	205,263	(2)	155,200	154,302	(2)
2023 Unsecured Notes	—	—		75,000	74,979	(3)
2024 Unsecured Notes	125,000	124,637	(4)	125,000	124,421	(4)
2025 Unsecured Notes	85,000	84,738	(5)	85,000	84,613	(5)
2026 Unsecured Notes	75,000	74,586	(6)	75,000	74,498	(6)
2027 Unsecured Notes	50,000	49,963	(7)	50,000	49,953	(7)
2027 Series F Unsecured Notes	135,000	134,985	(8)	135,000	134,978	(8)

	$1,197,750	$1,191,754		$1,093,200	$1,085,998

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $3,918 and $4,746 as of September 30, 2023 and December 31, 2022, respectively.
(2)	Carrying Value equals the Face Amount net of unamortized market discount of $987 and $898 as of September 30, 2023 and December 31, 2022, respectively.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $21 as of December 31, 2022.
(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $363 and $579 as of September 30, 2023 and December 31, 2022, respectively.
(5)	Carrying Value equals the Face Amount net of unamortized market discount of $262 and $387 as of September 30, 2023 and December 31, 2022, respectively.
(6)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $414 and $502 as of September 30, 2023 and December 31, 2022, respectively.
(7)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $37 and $47 as of September 30, 2023 and December 31, 2022, respectively.
(8)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $15 and $22 as of September 30, 2023 and December 31, 2022, respectively.
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
September 30, 2023
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
On November 22, 2017, we issued $75,000 in aggregate principal amount of publicly registered 2023 Unsecured Notes for net proceeds of $73,846. Interest on the 2023 Unsecured Notes is paid semi-annually on January 20 and July 20, at a fixed rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes were repaid in full on the maturity date, January 20, 2023
.
Revolving and Term Loan Facilities
On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to the Company’s assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 29, 2023 amendment, the commitment under the SPV Credit Facility is $275,000; however, the commitment can also be expanded up to $600,000. The stated interest rate on the SPV Credit Facility is SOFR plus
2.00%-2.50%
with no SOFR floor requirement and the current final maturity date is June 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, the Company as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At September 30, 2023, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $206,250.
On December 28, 2021, the Company closed on Amendment No. 1 to its August 28, 2019 senior secured credit agreement (the “Credit Facility”). Following the amendment, a
$25,000
November 2022 upsizing and
a $40,000
August 2023 commitment expiration, the Credit Facility is composed of $585,000 of revolving credit and $100,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of
1.75%-2.00%
or the alternate base rate plus
0.75%-1.00%.
The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, requires the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At September 30, 2023, outstanding USD equivalent borrowings under the Credit Facility totaled $521,500, composed of $421,500 of revolving credit and $100,000 of term loans.
Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.
The average annualized interest cost for all borrowings for the nine months ended September 30, 2023 and the year ended December 31, 2022 was 5.79% and 4.09%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the SPV Credit Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the nine months ended September 30, 2023 and the year ended December 31, 2022 were $1,273,200 and $1,164,200, respectively.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2023
(in thousands, except share amounts)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Per Share Data: (a)
Net asset value, beginning of year	$18.33	$19.93

Net investment income	1.25	1.06
Net realized and unrealized loss	(0.29)	(1.08)*

Net increase (decrease) in net assets resulting from operations	0.96	(0.02)
Issuance of common stock in connection with the Mergers	—	(0.31)
Distributions to stockholders:
From distributable earnings	(1.23)	(1.06)
From return of capital	—	(0.17)

Net asset value, end of period	$18.06	$18.37

Per share market value, end of period	$15.39	$12.32
Total Return (b)(c)	20.07%	(27.75%)
Net assets, end of period	$985,385	$1,006,225
Shares outstanding, end of period	54,554,634	54,772,651
Ratios to average net assets (c):
Net investment income	6.90%	5.51%

Operating expenses	4.89%**	3.90%**
Interest and other credit facility expenses	5.37%	3.22%

Total expenses	10.26%**	7.12%**

Average debt outstanding	$1,161,095	$951,995
Portfolio turnover ratio	22.1%	13.8%

(a)	Calculated using the average shares outstanding method, except for the issuance of common stock in connection with the Mergers, which reflects the actual amount per share for the applicable period.
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
**
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of the performance-based incentive fee waiver (see note 3). For the nine months ended September 30, 2023, the ratios of operating expenses to average net assets and total expenses to average net assets would be 4.93% and 10.30%, respectively, without the performance-based incentive fee waiver. For the nine months ended September 30, 2022, the ratios of operating expenses to average net assets and total expenses to average net assets would be 4.06% and 7.28%, respectively, without the performance-based incentive fee waiver.

Note 9. SLR Credit Solutions
On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of September 30, 2023, total commitments to the revolving credit facility are $300,000.
As of September 30, 2023 SLR Credit had 32 funded commitments to 28 different issuers with total funded loans of approximately $469,495 on total assets of $506,081. As of December 31, 2022 SLR Credit had 29 funded commitments to 25 different issuers with total funded loans of approximately $439,484 on total assets of $460,683. As of September 30, 2023 and December 31, 2022, the largest loan outstanding totaled $40,725 and $33,420, respectively. For the same periods, the average exposure per issuer was $16,768 and $17,579, respectively. SLR Credit’s credit facility, which is non-recourse
to the Company, had approximately $284,472 and $224,325 of borrowings outstanding at September 30, 2023 and December 31, 2022, respectively. For the three months ended September 30, 2023 and 2022, SLR Credit had net income of $4,315 and $3,897, respectively, on gross income of $13,897 and $8,596, respectively. For the nine months ended September 30, 2023 and 2022, SLR Credit had net income of $1,411 and $8,557, respectively, on gross income of $42,350 and $22,171, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2023
(in thousands, except share amounts)

Note 10. SLR Equipment Finance
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
As of September 30, 2023, SLR Equipment had 141 funded equipment-backed leases and loans to 56 different customers with a total net investment in leases and loans of approximately $199,831 on total assets of $251,031. As of December 31, 2022, SLR Equipment had 131 funded equipment-backed leases and loans to 59 different customers with a total net investment in leases and loans of approximately $190,830 on total assets of $241,813. As of September 30, 2023 and December 31, 2022, the largest position outstanding totaled $18,319 and $19,259, respectively. For the same periods, the average exposure per customer was $3,568 and $3,234, respectively. SLR Equipment’s credit facility, which is non-recourse
to the Company, had approximately $130,557 and $114,977 of borrowings outstanding at September 30, 2023 and December 31, 2022, respectively. For the three months ended September 30, 2023 and September 30, 2022, SLR Equipment had net income (loss) of ($1,176) and $1,034, respectively, on gross income of $4,783 and $6,486, respectively. For the nine months ended September 30, 2023 and September 30, 2022, SLR Equipment had net loss of $2,193 and $125, respectively, on gross income of $15,174 and $15,704, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions.
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
As of September 30, 2023 and December 31, 2022, KBHT had total assets of $783,089 and $777,151, respectively. For the same periods, debt recourse to KBHT totaled $239,505 and $222,094, respectively, and non-recourse
debt totaled $353,415 and $353,128, respectively. None of the debt is recourse to the Company. For the three months ended September 30, 2023 and 2022, KBHT had net income of $2,129 and $3,327, respectively, on gross income of $85,544 and $71,332, respectively. For the nine months ended September 30, 2023 and 2022, KBHT had net income of $7,151 and $10,393, respectively, on gross income of $229,051 and $215,074, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.
Note 12. SLR Healthcare ABL
SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized
companies operating in the healthcare industry. SUNS initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested
in the transaction and continues to lead SLR Healthcare. As of September 30, 2023, SLR Healthcare’s management team and the Company own approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022. Effective with an amendment dated August 24, 2023, SLR Healthcare has a $150,000 non-recourse
credit facility, which is expandable to $200,000 under its accordion facility. The maturity date of this facility is March 31, 2026.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2023
(in thousands, except share amounts)

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2023, the portfolio totaled approximately $237,000 of commitments with a total net investment in loans of $106,484 on total assets of $113,832. As of December 31, 2022, the portfolio totaled approximately $242,106 of commitments with a total net investment in loans of $92,383 on total assets of $108,705. At September 30, 2023, the portfolio consisted of 38 issuers with an average balance of approximately $2,802 versus 41 issuers with an average balance of approximately $2,253 at December 31, 2022. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay
loans. SLR Healthcare’s credit facility, which is
non-recourse
to us, had approximately $81,000 and $77,000 of borrowings outstanding at September 30, 2023 and December 31, 2022, respectively. For the three months ended September 30, 2023 and 2022, SLR Healthcare had net income of $1,532 and $822, respectively, on gross income of $4,833 and $3,020, respectively. For the nine months ended September 30, 2023 and 2022, SLR Healthcare had net income of $3,925 and $2,543, respectively, on gross income of $13,109 and $7,898, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions.
Note 13. SLR Business Credit
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
SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2023, the portfolio totaled approximately $612,399 of commitments, of which $257,818 were funded, on total assets of $302,912. As of December 31, 2022, the portfolio totaled approximately $603,432 of commitments, of which $286,006 were funded, on total assets of $332,247. At September 30, 2023, the portfolio consisted of 98 issuers with an average balance of approximately $2,631 versus 108 issuers with an average balance of approximately $2,648 at December 31, 2022. NMC has a senior credit facility with a bank lending group for $285,307 which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse
to us, had approximately $199,449 and $214,425 of borrowings outstanding at September 30, 2023 and December 31, 2022, respectively. For the three months ended September 30, 2023 and 2022, SLR Business Credit had net income of $1,779 and $1,977 respectively, on gross income of $9,709 and $7,607, respectively. For the nine months ended September 30, 2023 and 2022, SLR Business Credit had net income of $5,211 and $5,703 respectively, on gross income of $27,868 and $20,378, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2023
(in thousands, except share amounts)

Note 14. Commitments and Contingencies
Off-Balance
Sheet Arrangements
The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit and SLR Healthcare. The total amount of these unfunded commitments as of September 30, 2023 and December 31, 2022 is $367,295 and $364,163, respectively, comprised of the following:

	September 30, 2023	December 31, 2022
SLR Credit Solutions*	$44,263	$44,263
Outset Medical, Inc.	35,084	35,084
Apeel Technology, Inc.	32,786	32,786
Southern Orthodontic Partners Management, LLC	21,931	1,918
SLR Senior Lending Program LLC*	21,250	40,500
Orthopedic Care Partners Management, LLC	20,770	1,620
Human Interest, Inc.	20,104	20,104
CVAUSA Management, LLC	18,239	—
BDG Media, Inc.	12,646	3,546
Neuronetics, Inc.	11,579	—
ONS MSO, LLC	10,961	—
iCIMS, Inc.	10,506	11,435
Cerapedics, Inc.	9,217	6,735
Alkeme Intermediate Holdings, LLC	8,531	—
Arcutis Biotherapeutics, Inc.	8,356	8,356
Ardelyx, Inc.	7,752	7,752
West-NR Parent, Inc.	6,830	—
United Digestive MSO Parent, LLC	5,259	—
Peter C. Foy & Associates Insurance Services, LLC	5,062	1,094
Luxury Asset Capital, LLC	4,500	7,500
UVP Management, LLC	4,386	—
Kaseya, Inc.	3,769	3,936
Urology Management Holdings, Inc.	3,596	—
The Townsend Company, LLC	3,556	—
SLR Equipment Finance	3,500	1,000
Vertos Medical, Inc.	3,325	—
Foundation Consumer Brands, LLC	3,009	3,009
Kid Distro Holdings, LLC	2,650	2,650
Maurices, Incorporated	2,589	4,314
Erie Construction Mid-west, LLC	2,403	1,248
Ultimate Baked Goods Midco LLC	2,371	1,636
Basic Fun, Inc.	2,150	2,675
Bayside Opco, LLC	1,721	—
SunMed Group Holdings, LLC	1,621	843
SCP Eye Care, LLC	1,459	2,771
SLR Healthcare ABL*	1,400	1,400
RxSense Holdings LLC	1,250	1,250
Enverus Holdings, Inc.	1,239	1,004
Tilley Distribution, Inc.	1,158	525
GSM Acquisition Corp.	862	784
Composite Technology Acquisition Corp	796	1,537
High Street Buyer, Inc.	631	327
CC SAG Holdings Corp. (Spectrum Automotive)	548	20,670
ENS Holdings III Corp, LLC	461	144
Pinnacle Treatment Centers, Inc.	386	1,745
Vessco Midco Holdings, LLC	327	3,892
TAUC Management, LLC	294	294
All States Ag Parts, LLC	212	135
Glooko, Inc.	—	17,868
World Insurance Associates, LLC	—	17,117
Spectrum Pharmaceuticals, Inc.	—	8,771
Atria Wealth Solutions, Inc.	—	8,215
Accession Risk Management Group, Inc.	—	7,498
Copper River Seafoods, Inc.	—	3,595
Meditrina, Inc.	—	3,367
One Touch Direct, LLC	—	3,069
DeepIntent, Inc.	—	3,049
Plastics Management, LLC	—	2,424
Pediatric Home Respiratory Services, LLC	—	1,805
Ivy Fertility Services, LLC	—	1,571
NAC Holdings Corporation	—	1,479
SPAR Marketing Force, Inc.	—	1,338
Montefiore Nyack Hospital	—	1,034
American Teleconferencing Services, Ltd	—	1,090
BayMark Health Services, Inc.	—	391

Total Commitments	$367,295	$364,163

*	The Company controls the funding of these commitments and may cancel them at its discretion.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2023
(in thousands, except share amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2023 and December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
Note 15. Capital Share Transactions
As of September 30, 2023 and September 30, 2022, 200,000,000 shares of $0.01 par value capital stock were authorized.
Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended September 30, 2023	Three months ended September 30, 2022	Three months ended September 30, 2023	Three months ended September 30, 2022
Shares issued in connection with the Mergers	—	—	$—	$—

Net increase	—	—	$—	$—

	Shares		Amount
	Nine months ended September 30, 2023	Nine months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Shares issued in connection with the Mergers	—	12,511,825	$—	$226,839
Shares repurchased	(746)	—	$(10)	$—

Net increase	(746)	12,511,825	$(10)	$226,839

Note 16. Stock Repurchase Program
On May 9, 2023, our Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 10, 2024 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. For the nine months ended September 30, 2023, the Company repurchased 746 shares at an average price of approximately $14.02 per share, inclusive of commissions. The total dollar amount of shares repurchased for the nine months ended September 30, 2023 was $10. During the fiscal year ended December 31, 2022, the Company repurchased 217,271 shares at an average price of approximately $13.98 per share, inclusive of commissions. The total dollar amount of shares repurchased for the fiscal year ended December 31, 2022 was $3,038.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2023
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
On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP as servicer and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $100,000 senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. The SSLP Facility is scheduled to mature on December 12, 2027. The SSLP Facility generally bears interest at a rate of SOFR plus 3.25%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At September 30, 2023, there were $79,200 of borrowings outstanding on the SSLP Facility.
As of September 30, 2023, the Company and the Investor had contributed combined equity capital in the amount of $57,500. As of September 30, 2023, the Company and the Investors’ remaining commitments to SSLP totaled $21,250 and $21,250, respectively. The Company, along with the Investor, controls the funding of SSLP and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.
As of September 30, 2023 and December 31, 2022, SSLP had total assets of $137,447 and $19,105, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 27 and 7 different borrowers, respectively. For the three months ended September 30, 2023, SSLP invested $57,456 in 16 portfolio companies. Investments prepaid totaled $1,658 for the three months ended September 30, 2023. For the period December 1, 2022 (commencement of operations) through December 31, 2022, SSLP invested $18,100 in 7 portfolio companies. Investments prepaid totaled $68 for the period December 1, 2022 (commencement of operations) through December 31, 2022.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2023
(in thousands, except share amounts)

SSLP Portfolio as of September 30, 2023

Description	Industry	Spread Above Index (1)	Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
Accession Risk Management Group, Inc. (4)	Insurance	S+550	0.75%	11.02%	11/1/26	$9,078	$9,078	$9,078
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	11.13%	5/9/25	2,960	2,960	2,960
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+650	1.00%	11.92%	10/28/26	3,021	2,931	2,930
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+600	1.00%	11.60%	9/1/26	2,138	2,138	2,138
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+650	1.00%	12.15%	2/29/24	2,475	2,475	2,475
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	10.65%	6/11/27	4,043	4,043	4,043
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+575	0.75%	11.18%	6/29/28	2,992	2,992	2,992
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	S+475	1.00%	10.24%	12/31/25	1,089	1,089	1,089
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.63%	1/3/29	5,970	5,799	5,970
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	11.77%	2/12/27	8,911	8,911	8,911
High Street Buyer, Inc. (4)	Insurance	S+600	0.75%	11.54%	4/16/28	4,433	4,433	4,433
iCIMS, Inc. (4)	Software	S+725	0.75%	12.14%	8/18/28	3,059	3,028	3,059
Kaseya, Inc. (4)	Software	S+625	0.75%	11.58%	6/23/29	9,000	9,000	9,000
Kid Distro Holdings, LLC (4)	Software	S+550	1.00%	11.04%	10/1/27	8,962	8,962	8,962
ONS MSO, LLC (4)	Health Care Providers & Services	S+625	1.00%	11.62%	7/8/25	5,936	5,779	5,936
PhyNet Dermatology LLC (4)	Health Care Providers & Services	S+625	1.00%	11.45%	8/16/24	5,964	5,964	5,964
Pinnacle Treatment Centers, Inc. (4)	Health Care Providers & Services	S+675	1.00%	12.10%	1/2/26	4,725	4,725	4,725
Plastics Management, LLC (4)	Health Care Providers & Services	S+500	1.00%	10.44%	8/18/27	5,651	5,476	5,651
RQM+ Corp. (4)	Life Sciences Tools & Services	S+575	1.00%	11.40%	8/12/26	5,970	5,970	5,970
RxSense Holdings LLC (4)	Diversified Consumer Services	S+500	1.00%	10.47%	3/13/26	2,977	2,977	2,977
SunMed Group Holdings, LLC (4)	Health Care Equipment & Supplies	S+550	0.75%	10.99%	6/16/28	8,971	8,971	8,971
The Townsend Company, LLC (4)	Commercial Services & Supplies	S+625	1.00%	11.57%	8/15/29	3,570	3,482	3,481
Tilley Distribution, Inc. (4)	Trading Companies & Distributors	S+600	1.00%	11.54%	12/31/26	5,963	5,963	5,963
Ultimate Baked Goods Midco LLC (4)	Packaged Foods & Meats	S+625	1.00%	11.67%	8/13/27	8,977	8,977	8,977
Urology Management Holdings, Inc. (4)	Health Care Providers & Services	S+625	1.00%	11.79%	6/15/26	2,465	2,403	2,440
Vessco Midco Holdings, LLC (4)	Water Utilities	S+450	1.00%	9.92%	11/2/26	1,845	1,845	1,845
West-NR Parent, Inc. (4)	Insurance	S+625	1.00%	11.72%	12/27/27	2,674	2,622	2,621

							$132,993	$133,561

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2023.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2023
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
Below is certain summarized financial information for SSLP as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and for the period December 1, 2022 (commencement of operations) through December 31, 2022:

	September 30, 2023	December 31, 2022
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $132,993 and $18,032, respectively)	$133,561	$18,062
Cash and other assets	3,886	1,043

Total assets	$137,447	$19,105

Debt outstanding	$77,826	$—
Distributions payable	500	—
Interest payable and other credit facility related expenses	358	165
Accrued expenses and other payables	209	89

Total liabilities	$78,893	$254

Members’ equity	$58,554	$18,851

Total liabilities and members’ equity	$137,447	$19,105

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
September 30, 2023
(in thousands, except share amounts)

	For the three months ended September 30, 2023	For the nine months ended September 30, 2023	For the period December 1, 2022 (commencement of operations) to December 31, 2022
Selected Income Statement Information for SSLP:
Interest income	$2,757	$5,371	$152

Service fees*	66	123	$4
Interest and other credit facility expenses	1,773	4,025	166
Organizational costs	—	—	73
Other general and administrative expenses	32	89	88

Total expenses	1,871	4,237	331

Net investment income (loss)	$886	$1,134	$(179)

Realized gain on investments	—	30	—
Net change in unrealized gain on investments	177	538	30

Net realized and unrealized gain on investments	$177	$568	30

Net income (loss)	$1,063	$1,702	$(149)

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
Note 18. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.
On November 7, 2023, the Board declared a quarterly distribution of $0.41 per share payable on December 28, 2023 to holders of record as of December 14, 2023.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SLR Investment Corp.:
Results of Review of Interim Financial Information
We have reviewed the consolidated statement of assets and liabilities of SLR Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of September 30, 2023, the related consolidated statements of operations and changes in net assets, for the three-month and nine-month periods ended September 30, 2023 and 2022, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 7, 2023

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

•	the escalating conflict in the Middle East;

•	changes in the general economy, slowing economy, rising inflation, risk of recession and risks in respect of a failure to increase the U.S. debt ceiling; and

•
our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies’ supply chains and operations.

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
Co-Chief
Executive Officer and Chief Operating Officer, collectively purchased an additional 0.6 million shares of our common stock through a private placement transaction exempt from registration under the Securities Act of 1933, as amended.
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
Recent Developments
On November 7, 2023, the Board declared a quarterly distribution of $0.41 per share payable on December 28, 2023 to holders of record as of December 14, 2023.
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
Portfolio and Investment Activity
During the three months ended September 30, 2023, we invested approximately $187.4 million across 35 portfolio companies. This compares to investing approximately $245.4 million in 44 portfolio companies for the three months ended September 30, 2022. Investments sold, prepaid or repaid during the three months ended September 30, 2023 totaled approximately $205.6 million versus approximately $81.1 million for the three months ended September 30, 2022.

At September 30, 2023, our portfolio consisted of 154 portfolio companies and was invested 37.1% in cash flow senior secured loans, 25.2% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 22.6% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 15.1% in life science senior secured loans, in each case, measured at fair value, versus 135 portfolio companies invested 30.2% in cash flow senior secured loans, 31.9% in asset-based senior secured loans / SLR Credit, 21.6% in equipment senior secured financings / SLR Equipment / KBH, and 16.3% in life science senior secured loans, in each case, measured at fair value, at September 30, 2022.
At September 30, 2023, 78.4% or $1.68 billion of our income producing investment portfolio
*
is floating rate and 21.6% or $462.1 million is fixed rate, measured at fair value. At September 30, 2022, 79.7% or $1.71 billion of our income producing investment portfolio
*
is floating rate and 20.3% or $434.9 million is fixed rate, measured at fair value. As of September 30, 2023 and 2022, we had two and two issuers, respectively, on non-accrual
status.

*	We have included SLR Credit Solutions, SLR Equipment Finance, SLR Healthcare ABL, SLR Business Credit and Kingsbridge Holdings, LLC within our income producing investment portfolio.
SLR Credit Solutions
On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of September 30, 2023, total commitments to the revolving credit facility are $300 million.
As of September 30, 2023, SLR Credit had 32 funded commitments to 28 different issuers with total funded loans of approximately $469.5 million on total assets of $506.1 million. As of December 31, 2022, SLR Credit had 29 funded commitments to 25 different issuers with total funded loans of approximately $439.5 million on total assets of $460.7 million. As of September 30, 2023 and December 31, 2022, the largest loan outstanding totaled $40.7 million and $33.4 million, respectively. For the same periods, the average exposure per issuer was $16.8 million and $17.6 million, respectively. SLR Credit’s credit facility, which is non-recourse
to the Company, had approximately $284.5 million and $224.3 million of borrowings outstanding at September 30, 2023 and December 31, 2022, respectively. For the three months ended September 30, 2023 and 2022, SLR Credit had net income of $4.3 million and $3.9 million, respectively, on gross income of $13.9 million and $8.6 million, respectively. For the nine months ended September 30, 2023 and 2022, SLR Credit had net income of $1.4 million and $8.6 million, respectively, on gross income of $42.4 million and $22.2 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.
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
As of September 30, 2023, SLR Equipment had 141 funded equipment-backed leases and loans to 56 different customers with a total net investment in leases and loans of approximately $199.8 million on total assets of $251.0 million. As of December 31, 2022, SLR Equipment had 131 funded equipment-backed leases and loans to 59 different customers with a total net investment in leases and loans of approximately $190.8 million on total assets of $241.8 million. As of September 30, 2023 and December 31, 2022, the largest position outstanding totaled $18.3 million and $19.3 million, respectively. For the same periods, the average exposure per customer was $3.6 million and $3.2 million, respectively. SLR Equipment’s credit facility, which is non-recourse
to the Company, had approximately $130.6 million and $115.0 million of borrowings outstanding at September 30, 2023 and December 31, 2022,

respectively. For the three months ended September 30, 2023 and 2022, SLR Equipment had net income (loss) of ($1.2) million and $1.0 million, respectively, on gross income of $4.8 million and $6.5 million, respectively. For the nine months ended September 30, 2023 and 2022, SLR Equipment had net loss of $2.2 million and $0.1 million, respectively, on gross income of $15.2 million and $15.7 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.
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
As of September 30, 2023 and December 31, 2022, KBHT had total assets of $783.1 million and $777.2 million, respectively. For the same periods, debt recourse to KBHT totaled $239.5 million and $222.1 million, respectively, and non-recourse
debt totaled $353.4 million and $353.1 million, respectively. None of the debt is recourse to the Company. For the three months ended September 30, 2023 and 2022, KBHT had net income of $2.1 million and $3.3 million, respectively, on gross income of $85.5 million and $71.3 million, respectively. For the nine months ended September 30, 2023 and 2022, KBHT had net income of $7.2 million and $10.4 million, respectively, on gross income of $229.1 million and $215.1 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.
SLR Healthcare ABL
SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized
companies operating in the healthcare industry. SUNS initial investment in SLR Healthcare ABL was $32.8 million. The management team of SLR Healthcare co-invested
in the transaction and continues to lead SLR Healthcare. As of September 30, 2023, SLR Healthcare’s management team and the Company own approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022. Effective with an amendment dated August 24, 2023, SLR Healthcare has a $150 million non-recourse
credit facility, which is expandable to $200 million under its accordion facility. The maturity date of this facility is March 31, 2026.
SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2023, the portfolio totaled approximately $237.0 million of commitments with a total net investment in loans of $106.5 million on total assets of $113.8 million. As of December 31, 2022, the portfolio totaled approximately $242.1 million of commitments with a total net investment in loans of $92.4 million on total assets of $108.7 million. At September 30, 2023, the portfolio consisted of 38 issuers with an average balance of approximately $2.8 million versus 41 issuers with an average balance of approximately $2.3 million at December 31, 2022. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay
loans. SLR Healthcare’s credit facility, which is
non-recourse
to us, had approximately $81.0 million and $77.0 million of borrowings outstanding at September 30, 2023 and December 31, 2022, respectively. For the three months ended September 30, 2023 and 2022, SLR Healthcare had net income of $1.5 million and $0.8 million, respectively, on gross income of $4.8 million and $3.0 million, respectively. For the nine months ended September 30, 2023 and 2022, SLR Healthcare had net income of $3.9 million and $2.5 million, respectively, on gross income of $13.1 million and $7.9 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayment of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.
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
SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2023, the portfolio totaled approximately $612.4 million of commitments, of which $257.8 million were funded, on total assets of $302.9 million. As of December 31, 2022, the portfolio totaled approximately $603.4 million of commitments, of which $286.0 million were funded, on total assets of $332.2 million. At September 30, 2023, the portfolio consisted of 98 issuers with an average balance of approximately $2.6 million versus 108 issuers with an average balance of approximately $2.6 million at December 31, 2022. NMC has a senior credit facility with a bank lending group for $285.3 million, which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse
to us, had approximately $199.4 million and $214.4 million of borrowings outstanding at September 30, 2023 and December 31, 2022, respectively. For the three months ended September 30, 2023 and 2022, SLR Business Credit had net income of $1.8 million and $2.0 million, respectively, on gross income of $9.7 million and $7.6 million, respectively. For the nine months ended September 30, 2023 and 2022, SLR Business Credit had net income of $5.2 million and $5.7 million, respectively, on gross income of $27.9 million and $20.4 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.
Stock Repurchase Program
On May 9, 2023, our Board authorized an extension of a program for the purpose of repurchasing up to $50 million of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 10, 2024 or until $50 million of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. For the nine months ended September 30, 2023, the Company repurchased 746 shares at an average price of approximately $14.02 per share, inclusive of commissions. The total dollar amount of shares repurchased for the nine months ended September 30, 2023 was $0.01 million. During the fiscal year ended December 31, 2022, the Company repurchased 217,271 shares at an average price of approximately $13.98 per share, inclusive of commissions. The total dollar amount of shares repurchased for the fiscal year ended December 31, 2022 was $3.0 million.
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
On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP as servicer and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $100 million senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. The SSLP Facility is scheduled to mature on December 12, 2027. The SSLP Facility generally bears interest at a rate of SOFR plus 3.25%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At September 30, 2023, there were $79.2 million of borrowings outstanding on the SSLP Facility.

As of September 30, 2023 the Company and the Investor had contributed combined equity capital in the amount of $57.5 million. As of September 30, 2023, the Company and the Investor’s remaining commitments to SSLP totaled $21.25 million and $21.25 million, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without approval of both the Company and the Investor.
As of September 30, 2023 and December 31, 2022, SSLP had total assets of $137.4 million and $19.1 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 27 and 7 different borrowers, respectively. For the three months ended September 30, 2023, SSLP invested $57.5 million in 16 portfolio companies. Investments prepaid totaled $1.7 million for the three months ended September 30, 2023. For the period December 1, 2022 (commencement of operations) through December 31, 2022, SSLP invested $18.1 million in 7 portfolio companies. Investments prepaid totaled $0.1 million for the period December 1, 2022 (commencement of operations) through December 31, 2022.
SSLP Portfolio as of September 30, 2023 (dollar amounts in thousands)

Description	Industry	Spread Above Index (1)	Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
Accession Risk Management Group, Inc. (4)	Insurance	S+550	0.75%	11.02%	11/1/26	$9,078	$9,078	$9,078
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	11.13%	5/9/25	2,960	2,960	2,960
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+650	1.00%	11.92%	10/28/26	3,021	2,931	2,930
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+600	1.00%	11.60%	9/1/26	2,138	2,138	2,138
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+650	1.00%	12.15%	2/29/24	2,475	2,475	2,475
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	10.65%	6/11/27	4,043	4,043	4,043
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+575	0.75%	11.18%	6/29/28	2,992	2,992	2,992
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	S+475	1.00%	10.24%	12/31/25	1,089	1,089	1,089
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.63%	1/3/29	5,970	5,799	5,970
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	11.77%	2/12/27	8,911	8,911	8,911
High Street Buyer, Inc. (4)	Insurance	S+600	0.75%	11.54%	4/16/28	4,433	4,433	4,433
iCIMS, Inc. (4)	Software	S+725	0.75%	12.14%	8/18/28	3,059	3,028	3,059
Kaseya, Inc. (4)	Software	S+625	0.75%	11.58%	6/23/29	9,000	9,000	9,000
Kid Distro Holdings, LLC (4)	Software	S+550	1.00%	11.04%	10/1/27	8,962	8,962	8,962
ONS MSO, LLC (4)	Health Care Providers & Services	S+625	1.00%	11.62%	7/8/25	5,936	5,779	5,936
PhyNet Dermatology LLC (4)	Health Care Providers & Services	S+625	1.00%	11.45%	8/16/24	5,964	5,964	5,964
Pinnacle Treatment Centers, Inc. (4)	Health Care Providers & Services	S+675	1.00%	12.10%	1/2/26	4,725	4,725	4,725
Plastics Management, LLC (4)	Health Care Providers & Services	S+500	1.00%	10.44%	8/18/27	5,651	5,476	5,651
RQM+ Corp. (4)	Life Sciences Tools & Services	S+575	1.00%	11.40%	8/12/26	5,970	5,970	5,970
RxSense Holdings LLC (4)	Diversified Consumer Services	S+500	1.00%	10.47%	3/13/26	2,977	2,977	2,977
SunMed Group Holdings, LLC (4)	Health Care Equipment & Supplies	S+550	0.75%	10.99%	6/16/28	8,971	8,971	8,971
The Townsend Company, LLC (4)	Commercial Services & Supplies	S+625	1.00%	11.57%	8/15/29	3,570	3,482	3,481
Tilley Distribution, Inc. (4)	Trading Companies & Distributors	S+600	1.00%	11.54%	12/31/26	5,963	5,963	5,963
Ultimate Baked Goods Midco LLC (4)	Packaged Foods & Meats	S+625	1.00%	11.67%	8/13/27	8,977	8,977	8,977
Urology Management Holdings, Inc. (4)	Health Care Providers & Services	S+625	1.00%	11.79%	6/15/26	2,465	2,403	2,440
Vessco Midco Holdings, LLC (4)	Water Utilities	S+450	1.00%	9.92%	11/2/26	1,845	1,845	1,845
West-NR Parent, Inc. (4)	Insurance	S+625	1.00%	11.72%	12/27/27	2,674	2,622	2,621

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2023.

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
Below is certain summarized financial information for SSLP as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and for the period December 1, 2022 (commencement of operations) through December 31, 2022:

	September 30, 2023	December 31, 2022
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $132,993 and $18,032, respectively)	$133,561	$18,062
Cash and other assets	3,886	1,043

Total assets	$137,447	$19,105

Debt outstanding	$77,826	$—
Distributions payable	500	—
Interest payable and other credit facility related expenses	358	165
Accrued expenses and other payables	209	89

Total liabilities	$78,893	$254

Members’ equity	$58,554	$18,851

Total liabilities and members’ equity	$137,447	$19,105

	For the three months ended September 30, 2023	For the nine months ended September 30, 2023	For the period December 1, 2022 (commencement of operations) to December 31, 2022
Selected Income Statement Information for SSLP (in thousands):
Interest income	$2,757	$5,371	$152

Service fees*	66	123	$4
Interest and other credit facility expenses	1,773	4,025	166
Organizational costs	—	—	73
Other general and administrative expenses	32	89	88

Total expenses	1,871	4,237	331

Net investment income (loss)	$886	$1,134	$(179)

Realized gain on investments	—	30	—
Net change in unrealized gain on investments	177	538	30

Net realized and unrealized gain on investments	$177	$568	30

Net income (loss)	$1,063	$1,702	$(149)

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
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
The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value
ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash
accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and nine months ended September 30, 2023, capitalized PIK income totaled $2.7 million and $8.9 million, respectively. For the three and nine months ended September 30, 2022, capitalized PIK income totaled $0.7 million and $1.7 million, respectively.
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
Recent Accounting Pronouncements
None.
RESULTS OF OPERATIONS
Results comparisons are for the three and nine months ended September 30, 2023 and September 30, 2022:

Investment Income
For the three and nine months ended September 30, 2023, gross investment income totaled $59.6 million and $169.5 million, respectively. For the three and nine months ended September 30, 2022, gross investment income totaled $47.6 million and $123.4 million, respectively. The increase in gross investment income for the year over year three month periods was primarily due to net growth of the income producing portfolio as well as an increase in index rates.
Expenses
Net expenses totaled $36.3 million and $101.3 million, respectively, for the three and nine months ended September 30, 2023, of which $13.8 million and $40.6 million, respectively, were base management fees and performance-based incentive fees and $19.9 million and $53.0 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.2 million and $0.4 million of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $2.7 million and $8.2 million, respectively, for the three and nine months ended September 30, 2023. Net expenses totaled $27.5 million and $69.5 million, respectively, for the three and nine months ended September 30, 2022, of which $12.9 million and $31.7 million, respectively, were base management fees and gross performance-based incentive fees and $12.8 million and $31.5 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.2 million and $1.6 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $2.1 million and $7.9 million, respectively, for the three and nine months ended September 30, 2022. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the three and nine months ended September 30, 2023 versus the three and nine months ended September 30, 2022 was primarily due to higher management fees, incentive fees and interest expense on a larger portfolio. Additionally, there was an increase in index rates on borrowings.
Net Investment Income
The Company’s net investment income totaled $23.4 million and $68.2 million, or $0.43 and $1.25, per average share, respectively, for the three and nine months ended September 30, 2023. The Company’s net investment income totaled $20.1 million and $53.8 million, or $0.37 and $1.06, per average share, respectively, for the three and nine months ended September 30, 2022.
Net Realized Loss
The Company had investment sales and prepayments totaling approximately $206 million and $473 million, respectively, for the three and nine months ended September 30, 2023. Net realized losses over the same periods were $31.0 million and $29.8 million, respectively. The Company had investment sales and prepayments totaling approximately $81 million and $261 million, respectively, for the three and nine months ended September 30, 2022. Net realized losses over the same periods were $37.3 million and $37.4 million, respectively. Net realized losses for the three and nine months ended September 30, 2023 were primarily related to our investment in American Teleconferencing Services, Ltd. Net realized losses for the three and nine months ended September 30, 2022 were primarily related to our investment in PhyMed Management, LLC.
Net Change in Unrealized Gain (Loss)
For the three and nine months ended September 30, 2023, net change in unrealized gain on the Company’s assets totaled $34.5 million and $14.4 million, respectively. Net unrealized gain for the three months ended September 30, 2023 is primarily due to the reversal of previously recognized unrealized depreciation on our investment in American Teleconferencing Services, Ltd. as well as appreciation in the value of our investments in Alimera Sciences, Inc. and SLR Credit Solutions, among others, partially offset by depreciation in the value of our investments in KBH Topco, LLC, among others. Net unrealized gain for the nine months ended September 30, 2023 is primarily due to the reversal of previously recognized unrealized depreciation on our investment in American Teleconferencing Services, Ltd. as well as appreciation in the value of our investments in Alimera Sciences, Inc., among others, partially offset by depreciation in the value of our investments in Oldco AI, LLC (f/k/a AmeriMark), SLR Credit Solutions and KBT Topco, LLC, among others. For the three and nine months ended September 30, 2022, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $30.8 million and ($17.1) million, respectively. Net unrealized gain for the three months ended September 30, 2022 is primarily due to the reversal of previously recognized unrealized depreciation on our investment in PhyMed Management LLC, as well as appreciation in the value of our investments in SLR Business Credit, Alimera Sciences, Inc. and Kingsbridge Holdings, LLC, among others, partially offset by depreciation in the value of our investments in SLR Equipment Finance, PPT Management Holdings, LLC, KBH Topco, LLC, SLR Healthcare ABL and SLR Credit Solutions, among others. Net unrealized loss for the nine months ended September 30, 2022 is primarily due to depreciation in the value of our investments in RD Holdco, Inc., American Teleconferencing Services, Ltd., SLR Credit Solutions and SLR Equipment Finance, among others, partially offset by the reversal of previously recognized unrealized depreciation on our investment in PhyMed Management LLC as well as appreciation on the value of our investments in SLR Business Credit and Alimera Sciences, Inc. in addition to unrealized appreciation on assets acquired in the Mergers due to the accounting treatment of the purchase discount.

Net Increase (Decrease) in Net Assets From Operations
For the three and nine months ended September 30, 2023, the Company had a net increase in net assets resulting from operations of $26.9 million and $52.8 million, respectively. For the same periods, earnings per average share were $0.49 and $0.97, respectively. For the three and nine months ended September 30, 2022, the Company had a net increase (decrease) in net assets resulting from operations of $13.5 million and ($0.7) million, respectively. For the same periods, earnings (losses) per average share were $0.25 and ($0.01), respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity and capital resources are generated and generally available through its Credit Facility and SPV Credit Facility (as defined below), the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes (collectively the “Debt Instruments”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on
equity and/or debt offerings. As of September 30, 2023, we had a total of $200.8 million of unused borrowing capacity under the Credit Facility and SPV Credit Facility, subject to borrowing base limits.
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
Debt
On April 1, 2022, we entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to our assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 29, 2023 amendment, the commitment under the SPV Credit Facility is $275 million; however, the commitment can also be expanded up to $600 million. The stated interest rate on the SPV Credit Facility is SOFR plus
2.00%-2.50%
with no SOFR floor requirement and the current final maturity date is June 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At September 30, 2023, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $206.3 million.
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
On December 28, 2021, the Company closed on Amendment No. 1 to its August 28, 2019 senior secured credit agreement (the “Credit Facility”). Following the amendment, a $25 million November 2022 upsizing and a $40 million August 2023 commitment expiration, the Credit Facility is composed of $585 million of revolving credit and $100 million of term loans.    Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of
1.75%-2.00%
or the alternate base rate plus
0.75%-1.00%.    The
Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, require the Company to maintain a minimum shareholder’s equity and a minimum asset coverage ratio. At September 30, 2023, outstanding USD equivalent borrowings under the Credit Facility totaled $521.5 million, composed of $421.5 million of revolving credit and $100.0 million of term loans.

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
Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At September 30, 2023, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time to time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held a face amount of $335 million in cash equivalents as of September 30, 2023.
Contractual Obligations
A summary of our significant contractual payment obligations is as follows as of September 30, 2023:
Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$627.8	$—	$206.3	$421.5	$—
Unsecured senior notes	470.0	—	210.0	260.0	—
Term loans	100.0	—	—	100.0	—

(1)	As of September 30, 2023, we had a total of $232.3 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.
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
Senior Securities
Information about our senior securities is shown in the following table (in thousands) as of the quarter ended September 30, 2023 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2023 (through September 30, 2023)	$421,500	$642	—	N/A
Fiscal 2022	293,000	513	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
SPV Credit Facility
Fiscal 2023 (through September 30, 2023)	206,250	314	—	N/A
Fiscal 2022	155,200	272	—	N/A
2022 Unsecured Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2023 (through September 30, 2023)	—	—	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2024 Unsecured Notes
Fiscal 2023 (through September 30, 2023)	125,000	190	—	N/A
Fiscal 2022	125,000	219	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2025 Unsecured Notes
Fiscal 2023 (through September 30, 2023)	85,000	129	—	N/A
Fiscal 2022	85,000	149	—	N/A
2026 Unsecured Notes
Fiscal 2023 (through September 30, 2023)	75,000	114	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2023 (through September 30, 2023)	50,000	76	—	N/A
Fiscal 2022	50,000	88	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2023 (through September 30, 2023)	135,000	206	—	N/A
Fiscal 2022	135,000	237	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A
Term Loans
Fiscal 2023 (through September 30, 2023)	100,000	152	—	N/A
Fiscal 2022	100,000	175	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A

SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2023 (through September 30, 2023)	$1,197,750	$1,823	—	N/A
Fiscal 2022	1,093,200	1,915	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of September 30, 2023, asset coverage was 182.3%.

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

Off-Balance
Sheet Arrangements
From time to time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023	December 31, 2022
(in millions)
SLR Credit Solutions*	$44.3	$44.3
Outset Medical, Inc.	35.1	35.1
Apeel Technology, Inc.	32.8	32.8
Southern Orthodontic Partners Management, LLC	21.9	1.9
SLR Senior Lending Program LLC*	21.3	40.5
Orthopedic Care Partners Management, LLC	20.8	1.6
Human Interest, Inc.	20.1	20.1
CVAUSA Management, LLC	18.2	—
BDG Media, Inc.	12.6	3.5
Neuronetics, Inc.	11.6	—
ONS MSO, LLC	11.0	—
iCIMS, Inc.	10.5	11.4
Cerapedics, Inc.	9.2	6.7
Alkeme Intermediate Holdings, LLC	8.5	—
Arcutis Biotherapeutics, Inc.	8.4	8.4
Ardelyx, Inc.	7.8	7.8
West-NR Parent, Inc.	6.8	—
United Digestive MSO Parent, LLC	5.2	—
Peter C. Foy & Associates Insurance Services, LLC	5.1	1.1
Luxury Asset Capital, LLC	4.5	7.5
UVP Management, LLC	4.4	—
Kaseya, Inc.	3.8	3.9
Urology Management Holdings, Inc.	3.6	—
The Townsend Company, LLC	3.5	—
SLR Equipment Finance	3.5	1.0
Vertos Medical, Inc.	3.3	—
Foundation Consumer Brands, LLC	3.0	3.0
Kid Distro Holdings, LLC	2.7	2.7
Maurices, Incorporated	2.6	4.3
Erie Construction Mid-west, LLC	2.4	1.3
Ultimate Baked Goods Midco LLC	2.4	1.6
Basic Fun, Inc.	2.1	2.7
Bayside Opco, LLC	1.7	—
SunMed Group Holdings, LLC	1.6	0.8
SCP Eye Care, LLC	1.5	2.8
SLR Healthcare ABL*	1.4	1.4
RxSense Holdings LLC	1.3	1.3
Enverus Holdings, Inc.	1.2	1.0
Tilley Distribution, Inc.	1.1	0.5
GSM Acquisition Corp.	0.9	0.8
Composite Technology Acquisition Corp.	0.8	1.5
High Street Buyer, Inc.	0.6	0.3
CC SAG Holdings Corp. (Spectrum Automotive)	0.5	20.7
ENS Holdings III Corp, LLC	0.5	0.1
Pinnacle Treatment Centers, Inc.	0.4	1.7
Vessco Midco Holdings, LLC	0.3	3.9
TAUC Management, LLC	0.3	0.3
All States Ag Parts, LLC	0.2	0.1
Glooko, Inc.	—	17.9
World Insurance Associates, LLC	—	17.1
Spectrum Pharmaceuticals, Inc.	—	8.8
Atria Wealth Solutions, Inc.	—	8.2
Accession Risk Management Group, Inc.	—	7.5
Copper River Seafoods, Inc.	—	3.6
Meditrina, Inc.	—	3.4
One Touch Direct, LLC	—	3.1
DeepIntent, Inc.	—	3.1
Plastics Management, LLC	—	2.4
Pediatric Home Respiratory Services, LLC	—	1.8
Ivy Fertility Services, LLC	—	1.6
NAC Holdings Corporation	—	1.5
SPAR Marketing Force, Inc.	—	1.3
Montefiore Nyack Hospital	—	1.0
American Teleconferencing Services, Ltd.	—	1.1
BayMark Health Services, Inc.	—	0.4

Total Commitments	$367.3	$364.2

*	The Company controls the funding of these commitments and may cancel them at its discretion.
The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2023 and December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
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

Distributions
The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2023
November 7, 2023	December 14, 2023	December 28, 2023	$0.41
September 5, 2023	September 20, 2023	September 28, 2023	0.136667
August 8, 2023	August 18, 2023	August 30, 2023	0.136667
July 5, 2023	July 20, 2023	August 1, 2023	0.136667
June 1, 2023	June 20, 2023	June 29, 2023	0.136667
May 10, 2023	May 24, 2023	June 1, 2023	0.136667
April 4, 2023	April 20, 2023	May 2, 2023	0.136667
February 28, 2023	March 23, 2023	April 4, 2023	0.136667
February 2, 2023	February 16, 2023	March 1, 2023	0.136667
January 10, 2023.	January 26, 2023	February 2, 2023	0.136667

Total 2023			$1.64

Fiscal 2022
December 6, 2022	December 22, 2022	January 5, 2023	$0.136667
November 2, 2022	November 17, 2022	December 1, 2022	0.136667
October 5, 2022	October 20, 2022	November 2, 2022	0.136667
September 2, 2022	September 20, 2022	October 4, 2022	0.136667
August 2, 2022	August 18, 2022	September 1, 2022	0.136667
July 6, 2022	July 21, 2022	August 2, 2022	0.136667
June 3, 2022	June 23, 2022	July 5, 2022	0.136667
May 3, 2022	May 19, 2022	June 2, 2022	0.136667
April 4, 2022	April 21, 2022	May 3, 2022	0.136667
March 1, 2022	March 18, 2022	April 1, 2022	0.41

Total 2022			$1.64

Fiscal 2021
November 3, 2021	December 16, 2021	January 5, 2022	$0.41
August 3, 2021	September 23, 2021	October 5, 2021	0.41
May 5, 2021	June 23, 2021	July 2, 2021	0.41
February 24, 2021.	March 18, 2021	April 2, 2021	0.41

Total 2021			$1.64

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

•
We have entered into the Advisory Agreement with the Investment Adviser. Mr. Gross, our Chairman,
Co-Chief
Executive Officer and President and Mr. Spohler, our
Co-Chief
Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Investment Adviser. In addition, Mr. Kajee, our Chief Financial Officer and Treasurer serves as the Chief Financial Officer for the Investment Adviser.

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
Co-Chief
Executive Officer and Chief Operating Officer, and Shiraz Kajee, our Chief Financial Officer and Treasurer, serve in similar capacities for SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side
with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Investment Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions
with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Investment Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Investment Adviser.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the wars between Ukraine and Russia and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of LIBOR and SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the current economic environment, such difference could potentially increase thereby increasing our net investment income. During the nine months ended September 30, 2023, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR or SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of September 30, 2023 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR and SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by seven cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2023 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR and SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately eight cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time to time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2023, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR and SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.07)	$0.08
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2023 (the end of the period covered by this report), we, including our
Co-Chief
Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e)
of the Securities Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the
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
(b) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 28, 2023 filing of our Annual Report on
Form 10-K, which
could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the period ended September 30, 2023 to the risk factors discussed in “Risk Factors” in the February 28, 2023 filing of our Annual Report on Form
10-K.
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
In the United States, SOFR is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding U.S. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.
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

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
We did not engage in unregistered sales of securities during the quarter ended September 30, 2023.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Rule
10b5-1
Trading Plans
During the fiscal quarter ended September 30, 2023, none of our directors or officers (as defined in Rule
16a-1(f)
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

3.1	Articles of Amendment and Restatement(1)

3.2	Second Amended and Restated Bylaws(4)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

23.1	Awareness Letter of Independent Registered Public Accounting Firm*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit Number	Description

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on December 1, 2021.
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2023.

SLR INVESTMENT CORP.

By:	/s/ M ICHAEL S. G ROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ B RUCE J. S POHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ S HIRAZ Y. K AJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)