Form 10-K
period 2023-12-31
SLR Investment Corp.
filed 2024-02-27
CIK 1418076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM        TO

COMMISSION
FILE NUMBER:
814-00754

SLR INVESTMENT CORP.
(Exact name of registrant as specified in its charter)

Maryland	26-1381340
(State of Incorporation)	(I.R.S. Employer Identification Number)
500 Park Avenue New York, N.Y .	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(212) 993-1670
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	SLRC	The NASDAQ Global Select Market
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
12b-2
of the Act) Yes ☐ No ☒
The aggregate market value of common stock held by
non-affiliates
of the Registrant on June 30, 2023 based on the closing price on that date of $14.27 on the NASDAQ Global Select Market was approximately $716.5 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 54,554,634 shares of the Registrant’s common stock outstanding as of February 23,
2024.

Auditor Firm Id: 185	Auditor Name: KPMG LLP	Auditor Location: New York, NY

SLR INVESTMENT CORP.
FORM
10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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
On April 1, 2022, we acquired SLR Senior Investment Corp., a Maryland corporation (“SUNS”), pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 1, 2021, by and among us, SUNS, Solstice Merger Sub, Inc., a Maryland corporation and our wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser. Pursuant to the Merger Agreement, Merger Sub merged with and into SUNS, with SUNS continuing as the surviving company and as SUNS’s wholly-owned subsidiary (the “Merger”) and, immediately thereafter, SUNS merged with and into us, with us continuing as the surviving company (together with the Merger, the “Mergers”). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of SUNS’s common stock was converted into the right to receive 0.7796 shares of our common stock (with SUNS’s stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the Mergers, we issued an aggregate of 12,511,825 shares of our common stock to former SUNS stockholders.
As of December 31, 2023, our investment portfolio totaled $2.2 billion and our net asset value was $986.6 million. Our portfolio was comprised of debt and equity investments in 151 portfolio companies.
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
In addition, SLR Capital Partners currently serves as investment adviser to private funds and managed accounts as well as to SCP Private Credit Income BDC LLC, an unlisted BDC that primarily invests in first lien loans to upper middle market private leveraged companies, SLR HC BDC LLC, an unlisted BDC that primarily invests in first lien healthcare cash flow loans and life science loans, and SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans. As of February 23, 2024, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 8.0% of our outstanding common stock.
Mr. Gross has over 30 years of experience in the private equity, distressed debt and mezzanine (i.e., actually or structurally subordinated) lending businesses and has been involved in originating, structuring, negotiating, consummating and managing private equity, distressed debt and mezzanine lending transactions. Prior to his current role as our Chairman,
Co-Chief
Executive Officer and President, Mr. Gross founded Apollo Investment Corporation, a publicly traded BDC. He served as its chairman from February 2004 to July 2006 and its chief executive officer from February 2004 to February 2006. Under his management, Apollo Investment Corporation raised approximately $930 million in gross proceeds in an initial public offering in April 2004, built a dedicated investment team and infrastructure and invested approximately $2.3 billion in over 65 companies in conjunction with 50 different private equity sponsors. Mr. Gross is also a founder and a former senior partner of Apollo Global Management, a leading private equity firm. During his tenure at Apollo Global Management, Mr. Gross was a member of the investment committee that was responsible for overseeing more than $13 billion of investments in over 150 companies.
Mr. Gross also has served on the boards of directors of more than 20 public and private companies. As a result, Mr. Gross has developed an extensive network of private equity sponsor relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants that we believe should provide us with significant business opportunities.
We also rely on the over 30 years of experience of Mr. Spohler, who has served as our Chief Operating Officer and a partner of SLR Capital Partners since its inception and as
Co-Chief
Executive Officer since June 2019. Previously, Mr. Spohler was a managing director and a former co-head
of U.S. Leveraged Finance for CIBC World Markets. He held numerous senior roles at CIBC World Markets, including serving on the U.S. Management Committee, Global Executive Committee and the Deals Committee, which approves all of CIBC World Markets’ U.S. corporate finance debt capital decisions. During Mr. Spohler’s tenure, he was responsible for senior loan, high yield and mezzanine origination and execution, as well as CIBC World Markets’ below investment grade loan portfolio in the United States. As a co-head
of U.S. Leveraged Finance, Mr. Spohler oversaw over 300 capital raising and merger and acquisition transactions, comprising over $40 billion in market capitalization.

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
License Agreement
We have entered into a license agreement with SLR Capital Partners pursuant to which SLR Capital Partners has agreed to grant us a non-exclusive,
royalty-free license to use the name “SLR” and “SOLAR”. Under this agreement, we have a right to use the SLR and SOLAR name for so long as the Third Amended and Restated Investment Advisory and Management Agreement (the “Advisory Agreement”) with our investment adviser is in effect. Other than with respect to this limited license, we will have no legal right to the “SLR” or “SOLAR” name.
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

•
The significant amount of debt maturing through 2025 should provide additional demand for capital.
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
Management Experience
As managing partner, Mr. Gross has principal management responsibility for SLR Capital Partners, to which he currently dedicates substantially all of his time. Mr. Gross has over 30 years of experience in leveraged finance, private equity and distressed debt investing. Mr. Spohler, our
Co-Chief
Executive Officer, Chief Operating Officer and a partner of SLR Capital Partners, has over 30 years of experience in evaluating and executing leveraged finance transactions.
Investment Capacity
The proceeds from our public offerings and the Concurrent Private Placement, the borrowing capacities under the senior secured credit facility led by Citibank, N.A. (the “Credit Facility”) and the SUNS SPV LLC senior secured credit facility (the “SPV Credit Facility”), our $125 million of unsecured notes due 2024 (the “2024 Unsecured Notes”), our $85 million of unsecured notes due 2025 (the “2025 Unsecured Notes”), our $75 million of unsecured notes due 2026 (the “2026 Unsecured Notes”), our $50 million of unsecured senior notes due 2027 (the “2027 Unsecured Notes”), our $135 million of unsecured notes due 2027 (the “2027 Series F Unsecured Notes”), the available capital at our significant subsidiaries and the expected repayments of existing portfolio company investments provide us with a substantial amount of capital available for deployment into new investment opportunities. We believe we are well positioned for the current marketplace.
The Company’s Leverage
As of December 31, 2023, we had total outstanding borrowings of approximately $1.2 billion. Under the provisions of the 1940 Act, we are permitted to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of December 31, 2023, our asset coverage ratio was 183.4%. We believe our relatively low level of leverage provides us with a competitive advantage as proceeds from our investments are available for reinvestment as opposed to being consumed by debt repayment. We may increase our relative level of debt in the future. However, we do not currently anticipate operating with a substantial amount of debt relative to our total assets.
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
The following is a representative list of the industries in which we may invest:

• Aerospace & Defense	• Household & Personal Products

• Air Freight & Logistics	• Industrial Conglomerates

• Airlines	• Insurance

• Asset Management	• Internet & Catalog Retail

• Automobiles	• Internet Software & Services

• Auto Components	• IT Services

• Auto Parts & Equipment	• Leisure Equipment & Products

• Biotechnology	• Life Sciences Tools & Services

• Building Products	• Machinery

• Capital Markets	• Media

• Chemicals	• Metals & Mining

• Commercial Services & Supplies	• Multiline Retail

• Communications Equipment	• Multi-Sector Holdings

• Construction & Engineering	• Oil, Gas & Consumable Fuels

• Consumer Finance	• Packaged Foods & Meats

• Containers & Packaging	• Paper & Forest Products

• Distributors	• Personal Products

• Diversified Consumer Services	• Pharmaceuticals

• Diversified Financial Services	• Professional Services

• Diversified Real Estate Activities	• Research & Consulting Services

• Diversified Telecommunications Services	• Road & Rail

• Education Services	• Software

• Energy Equipment & Services	• Specialty Retail

• Food Products	• Textiles, Apparel & Luxury Goods

• Food & Staples Retailing	• Thrifts & Mortgage Finance

• Footwear	• Trading Companies & Distributors

• Health Care Equipment & Supplies	• Transportation Infrastructure

• Health Care Facilities	• Water Utilities

• Health Care Providers & Services	• Wireless Telecommunications Services

• Health Care Technology

• Hotels, Restaurants & Leisure
We may also invest in other industries if we are presented with attractive opportunities.
We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also participate in negotiated co-investment
transactions with certain affiliates, each of whose investment adviser is SLR Capital Partners, or an investment adviser controlling, controlled by or under common control with SLR Capital Partners and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the most recent exemptive order obtained from the Securities and Exchange Commission (the “SEC”) on June 13, 2017 (the “Exemptive Order”). Pursuant to the Exemptive Order, we are permitted to co-invest with
our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction,
including, but not limited to, that (1) the terms of the
potential co-investment transaction,
including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.
At December 31, 2023, our portfolio consisted of 151 portfolio companies and was invested 32.5% in cash flow senior secured loans, 27.8% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 23.0% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 16.7% in life science senior secured loans, in each case, measured at fair value. We expect that our portfolio will continue to include primarily senior secured loans, financing leases and to a lesser extent, unsecured loans and equity securities. In addition, we also expect to invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.
While our primary investment objective is to maximize current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.
Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2023 and December 31, 2022:
TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2023

Portfolio Company	% of Total Assets
SLR Credit Solutions*	11.3%
Kingsbridge Holdings, LLC*	9.4%
SLR Equipment Finance*	4.9%
SLR Business Credit*	3.6%
Arcutis Biotherapeutics, Inc.	2.7%
Outset Medical, Inc.	1.8%
SLR Senior Lending Program LLC*	1.7%
Enhanced Capital Group, LLC	1.7%
BridgeBio Pharma, Inc.	1.6%
Vapotherm, Inc.	1.5%

*
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment.

Industry	% of Total Assets
Diversified Financial Services	18.7%
Multi-Sector Holdings	14.8%
Health Care Providers & Services	11.2%
Health Care Equipment & Supplies	6.5%
Pharmaceuticals	4.9%
Biotechnology	3.1%
Software	3.0%
Insurance	2.5%
Diversified Consumer Services	1.9%
Commercial Services & Supplies	1.9%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2022

Portfolio Company	% of Total Assets
SLR Credit Solutions*	11.4%
Kingsbridge Holdings, LLC*	9.0%
SLR Equipment Finance*	5.0%
SLR Business Credit*	3.5%
Arcutis Biotherapeutics, Inc.	2.7%
BridgeBio Pharma, Inc.	1.6%
Foundation Consumer Brands, LLC	1.4%
Enhanced Capital Group, LLC	1.4%
Outset Medical, Inc.	1.4%
Vapotherm, Inc.	1.4%

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
Set forth below is a brief description of each portfolio company in which we have made an investment that represents 5% or greater of our total assets as of December 31, 2023.
SLR Credit Solutions
We invested in SLR Credit as an independent commercial finance company that provides primarily senior secured loans for both asset-based and cash flow financings to middle-market companies. Its team of experienced, responsive professionals has underwritten, closed and managed more than $20 billion in secured debt commitments across a wide range of industries. As of December 31, 2023, SLR Credit had 31 funded commitments to 26 different issuers with total funded loans of approximately $406.6 million on total assets of $438.4 million. SLR Credit’s competitors include other specialty finance companies and small banks. As with most finance companies, SLR Credit is exposed to interest rate risk, which it mostly mitigates by issuing loans with floating rates.
Kingsbridge Holdings, LLC
On November 3, 2020, the Company acquired 87.5% of the equity securities of KBH through KBH Topco LLC (“KBHT”), a Delaware corporation. KBH is a residual focused independent mid-ticket
lessor of equipment primarily to U.S. investment grade companies. The Company invested $216.6 million to effect the transaction, of which $136.6 million was invested to acquire 87.5% of KBHT’s equity and $80.0 million in KBH’s debt. The existing management team of KBH committed to continuing to lead KBH after the transaction. Post the transaction, the Company owns 87.5% of KBHT equity and the KBH management team owns the remaining 12.5% of KBHT’s equity. As of December 31, 2023, KBHT had total assets of $857.3 million.
Investment Selection Process
SLR Capital Partners is committed to and utilizes a value-oriented investment philosophy with a focus on the preservation of capital and a commitment to managing downside exposure.
Portfolio Company Characteristics.
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
Value of Assets.
The prospective value of the assets, if any, that collateralize the loans in which we invest, is an important factor in our credit analysis. Our analysis emphasizes both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, such as intellectual property, customer lists, networks and databases. In some of our transactions, the company’s fundings may be derived from a borrowing base determined by the value of the company’s assets.
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
We structure our unsecured loans primarily subordinated loans that provide for relatively high, fixed or floating interest rates that provide us with significant current interest income. These loans typically have interest-only payments in the early years, with amortization of principal, if any, deferred to the later years of the unsecured loans. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment. Also, in some cases, our unsecured loans may be collateralized by a subordinated lien on some or all of the assets of the borrower.
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
SLR Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2023 and December 31, 2022 the weighted average investment rating on the fair market value of our portfolio was a 2. In connection with our valuation process, SLR Capital Partners reviews these investment ratings on a quarterly basis.
Valuation Procedures
In December 2020, the SEC adopted Rule
2a-5
under the 1940 Act addressing fair valuation of fund investments. The rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company complies with Rule
2a-5’s
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
Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC
820-10,
certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2023, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
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
Staffing
We do not currently have any employees. Mr. Gross, our Chairman and
Co-Chief
Executive Officer and President, and Mr. Spohler, our
Co-Chief
Executive Officer and Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, SLR Capital Partners. In addition, Mr. Shiraz Kajee, our Chief Financial Officer and Treasurer, serves as the Chief Financial Officer for SLR Capital Partners. Guy Talarico, our Chief Compliance Officer and Secretary, serves as the Chief Compliance Officer and General Counsel for SLR Capital Partners.

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

•
pursuant to
Rule 13a-14
of the Securities Exchange Act of 1934, as amended (the “1934 Act”), our
Co-Chief
Executive Officers and Chief Financial Officer must certify as to the accuracy of the financial statements contained in our periodic reports;

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
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Investment Adviser. A summary of the Proxy Voting Policies and Procedures of the Investment Adviser are set forth below. The guidelines are reviewed periodically by the Investment Adviser and our independent directors, and, accordingly, are subject to change.
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
Failure to Qualify as a Regulated Investment Company
If we were unable to qualify for treatment as a RIC, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be required. Such distributions would be taxable to our stockholders as dividends and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” in the hands of non-corporate
stockholders (and thus eligible for the current 20% maximum rate) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying
year, we could be subject to tax on any unrealized net
built-in
gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in
gain at the time of our requalification as a RIC.

Investment Advisory Fees
Pursuant to the Advisory Agreement, we have agreed to pay SLR Capital Partners a fee for investment advisory and management services consisting of two components — a base management fee and a performance-based incentive fee.
On April 1, 2022, in connection with the consummation of the Mergers, we entered into a letter agreement (the “Letter Agreement”) pursuant to which the Investment Adviser voluntarily agreed to a permanent 25 basis point reduction of the annual base management fee rate payable by us to the Investment Adviser pursuant to the Advisory Agreement. Following the Letter Agreement, the base management fee is now determined by taking the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 1.50% on gross assets up to 200% of the Company’s total net assets as of the immediately preceding quarter end and 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter end. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings.
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
(*)
:
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

•
Our business and operation could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

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

•
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

•	Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could adversely affect our business and financial results.

Item 1A.	Risk Factors.
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
Our portfolio may be concentrated in a limited number of portfolio companies and industries. For example, as of December 31, 2023, our investments in SLR Credit Solutions, Kingsbridge Holdings, LLC and SLR Equipment Finance comprised 11.3%, 9.4% and 4.9%, respectively, of our total assets and our investments in diversified financial services and multi-sector holdings industries comprised 18.7% and 14.8%, respectively, of our total assets. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments may be concentrated in relatively few industries or portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as the increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.
The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are speculative and are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, such as the recent economic period, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default. The secondary market for high yield securities may not be as liquid as the secondary market for more highly rated securities. In addition, many of our debt investments will not fully amortize during their lifetime, which means that a borrower may be unable to payoff its debt due to bankruptcy or other reasons and therefore we may write-off
such debt investment prior to its scheduled maturity. Upon such an occurrence, we may realize a loss or a substantial amount of unpaid principal and interest due upon maturity.
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
If the value of the collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or periods of increasing interest rates, such as the recent economic period, may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.
The business, financial condition and results of operations of our portfolio companies could be adversely affected by worldwide economic conditions, as well as political and economic conditions in the countries in which they conduct business.
The business and operating results of our portfolio companies may be impacted by worldwide economic conditions, such as the economic impact that the
COVID-19
pandemic, certain regional bank failures, an inflationary economic environment, the Russian invasion of Ukraine and the ongoing war in the Middle East have imposed, and may continue to impose, on the U.S. and worldwide economy. Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing
assets or an increase in
non-performing
assets, and we would anticipate that the value of our portfolio would decrease during these periods. For instance, concerns of economic slowdown in China and other emerging markets and signs of deteriorating sovereign debt conditions in Europe could lead to disruption and instability in the global financial markets. The significant debt in the United States and European countries is expected to hinder growth in those countries for the foreseeable future. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations. Any default by the U.S. government on its obligations or any prolonged U.S. government shutdown could negatively impact the U.S. economy and our portfolio companies. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations. In addition, concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S.

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
From time to time, we may be subject to legal actions as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas. In any such claims or actions, demands for substantial monetary damages may be asserted against us and may result in financial liability or an adverse effect on our reputation among investors. In connection with acquisitions of, and investments in, businesses complementary to our business, we have been and may be in the future subject to securities litigation or stockholder activism in connection with such acquisitions or investments. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our results of operations or financial condition. In regulatory enforcement matters, claims for disgorgement, the imposition of penalties and the imposition of other remedial sanctions are possible.
If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form
10-K.
If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.
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
In order to maintain our tax treatment as a RIC, we must distribute to stockholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level US federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to stockholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year
period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains that were recognized for preceding years, but were not distributed during such years and on which we paid no U.S. federal income tax. Any net operating losses that we incur in periods during which we qualify as a RIC will not offset net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we are otherwise required to distribute, and we cannot pass such net operating losses through to our stockholders. In addition, net operating losses that we carry over to a taxable year in which we qualify as a RIC normally cannot offset ordinary income or capital gains.
Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all US federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2024 until as late as December 31, 2025. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.
Due to events such as the
COVID-19
pandemic, certain regional bank failures, the Russian invasion of Ukraine, the ongoing war in the Middle East or other disruptions in the economy, such as the recent inflationary environment, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may reduce our dividends and/or defer dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under “
We may choose to pay distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.”
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
The shares of our common stock beneficially owned by each of Messrs. Gross and Spohler immediately prior to completion of our initial public offering, including any shares that are attributable to such shares issued pursuant to our dividend reinvestment plan, are no longer subject to lock-up
restrictions that each of Messrs. Gross and Spohler agreed to in connection with our initial public offering, and are generally available for resale without restriction, subject to the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). In addition, on November 30, 2010, Messrs. Gross and Spohler jointly acquired 115,000 shares of our common stock in a private placement transaction conducted in accordance with Regulation D under the Securities Act. Such shares are generally available for resale without restriction, subject to the provisions of Rule 144 promulgated under the Securities Act. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.
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
To the extent we borrow money, or issue preferred stock, to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate at which we invest those funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, such as the recent economic period, our cost of funds have increased, and could continue to increase, because the interest rates on the amounts borrowed under our credit facilities or certain other financing arrangements are typically floating, except to the extent we issue fixed rate debt or preferred stock, which could reduce our net investment income, and the interest rate on investments with an interest rate floor (such as a SOFR floor) above current levels will not increase until interest rates exceed the applicable floor. We expect that our long-term fixed-rate investments will generally be financed with equity and long-term debt.
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
On May 9, 2023, our board of directors most recently extended our share repurchase program (the “Program”), under which we can repurchase up to $50 million shares of our outstanding common stock. Under the Program, purchases can be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations, at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. We have in the past, and could in the future, enter into a plan to repurchase shares of our common stock pursuant to the Program in a manner intended to comply with the requirements of
Rule 10b5-1
under the 1934 Act.
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
As of December 31, 2023, we had $507.0 million outstanding under the Credit Facility, composed of $407.0 million of revolving credit and $100.0 million outstanding of term loans, and $206.3 million outstanding under our SPV Credit Facility. We also had $135.0 million outstanding of the Series F 2027 Unsecured Notes, $50.0 million outstanding of the 2027 Unsecured Notes, $75.0 million outstanding of the 2026 Unsecured Notes, $85.0 million outstanding of the 2025 Unsecured Notes, and $125.0 million outstanding of the 2024 Unsecured Notes. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.
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
We borrow money as part of our business plan. Borrowings, also known as leverage, magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of December 31, 2023, we had $507.0 million outstanding under the Credit Facility, composed of $407.0 million of revolving credit and $100.0 million outstanding of term loans, and $206.3 million outstanding under our SPV Credit Facility. We also had $135.0 million outstanding of the Series F 2027 Unsecured Notes, $50.0 million outstanding of the 2027 Unsecured Notes, $75.0 million outstanding of the 2026 Unsecured Notes, $85.0 million outstanding of the 2025 Unsecured Notes, and $125.0 million outstanding of the 2024 Unsecured Notes. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, the SPV Credit Facility, the Series F 2027 Unsecured Notes, the 2027 Unsecured Notes, the 2026 Unsecured Notes, the 2025 Unsecured Notes, and the 2024 Unsecured Notes, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Also, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our Investment Adviser, SLR Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, SLR Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to SLR Capital Partners.
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

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(32.6)%	(19.8)%	(7.1)%	5.7%	18.5%

(1)
Assumes $2.5 billion in total assets
(inclusive of temporary cash assets of $332 million)

and $1.2 billion in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2023, and a cost of funds of 5.88%. Excludes non-leverage
related expenses.

In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2023, we must achieve annual returns on our December 31, 2023 total assets of at least 2.8%.

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
Co-Chief
Executive Officer and President, Bruce Spohler, our
Co-Chief
Executive Officer and Chief Operating Officer and board member, and Shiraz Y. Kajee, our Chief Financial Officer, serve in similar capacities for SCP Private Credit Income BDC LLC, SLR HC BDC LLC, and SLR Private Credit BDC II LLC. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle formed in the future and managed by our Investment Adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, SLR Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although SLR Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our Investment Adviser or an investment manager affiliated with our Investment Adviser. In any such case, when SLR Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.
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
Based on information available as of the date of this annual report on Form
10-K,
the effect of such requirements will be likely to (directly or indirectly) increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect our overall ability to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs and increased overall transaction costs and are significantly affecting balance sheets, thereby resulting in changes to financing terms and potentially impacting our ability to obtain financing. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in our derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of our trading strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact us.
In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives would be subject to a value-at-risk
leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions and could either (i) comply with the asset coverage requirements of the Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rule. Under the adopted rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
We depend heavily upon computer systems to perform necessary business functions. We rely on the Investment Adviser’s enterprise-wide cybersecurity program, to protect its information, including due oversight of the cybersecurity programs of our key service providers and processes for the assessment, identification, and management of material risks from cybersecurity threats, including those associated with the use of third-party service providers. Despite the Investment Adviser’s implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins
or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. The systems the Investment Adviser has implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our Investment Adviser’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.
A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption and to protect us, insofar as is practicable, from the hazards of cybersecurity threats and vulnerabilities in accordance with applicable legal requirements and guidance. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Although we are not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, its operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats faced in the marketplace. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties. We may be a target for attacks because, as a specialty finance company, we hold confidential and other sensitive information, including price information, about existing and potential investments. Further, we are dependent on third-party vendors for hosting hardware, software and data processing systems that we do not control. We also rely on third-party service providers for certain aspects of its business, including for certain information systems, technology and administration of our portfolio companies and compliance matters. While we rely on the cybersecurity strategy and policies implemented by the Investment Adviser, our reliance on the Investment Adviser and third-party service providers removes certain cybersecurity functions from outside of the Company’s immediate control, and cyber-attacks on the Investment Adviser, on us or on third-party service providers could adversely affect us, our business, and our reputation. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party providers.As our reliance on computer hardware and software systems, data processing systems, and other technology has increased, so have the risks posed to such systems, both those the Investment Adviser controls and those provided by third-party vendors. Cyber-attacks may originate from a wide variety of sources, and while the Investment Adviser has implemented processes, procedures, and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a cyber-attack will not occur or that our financial results, operations, or confidential information, personal, or other sensitive information will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched. The Investment Adviser relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on its information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal, or other sensitive information. Although the Investment Adviser takes protective measures and endeavors to strengthen its computer systems, software, technology assets, and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. The Investment Adviser expects to be required to devote increasing levels of funding and resources, which may in part be allocated to us, to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls. In addition, we, the Investment Adviser, the Administrator, or their employees, if any, may also be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information. The result of any cyber-attack or other security incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen information (including personal information), investigations, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. The Invesment Adviser may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase cybersecurity risks.
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
Policies of remote working, whether by the Investment Adviser, the Administrator, us or by our or their respective service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.
We, our Investment Adviser and our portfolio companies are subject to risks associated with cyber-attacks.
Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information, personal information of the Investment Adviser’s employees, our investors and others, and other sensitive information that the Investment Adviser collects, processes, and stores in its data centers and on its networks or those of third-party service providers. The secure processing, maintenance, and transmission of this information are critical to our operations.
There is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of malfeasance by the Investment Adviser’s employees or otherwise, non-compliance
with applicable contractual or other legal obligations regarding such data or intellectual property or a violation of applicable privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against the Company and significant reputational harm, any of which could harm our business and results of operations.Cybersecurity risks require continuous and increasing attention and other resources from the Investment Adviser to, among other actions, identify and quantify these risks and upgrade and expand the Investment Adviser’s technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that the Investment Adviser’s efforts will be effective.
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
Communications with stockholders may be delivered electronically and there may be certain costs and possible risks associated with such electronic delivery. Moreover, the Investment Adviser cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods.
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
The significant disruption in the capital markets experienced in the past, including the disruption caused by the
COVID-19
pandemic, certain regional bank failures, an inflationary economic environment, the Russian invasion of Ukraine and the ongoing war in the Middle East, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. The debt capital that may be available to us in the future may be at a higher cost and have less favorable terms and conditions than those currently in effect. If our financing costs increase and we have no increase in interest income, then our net investment income will decrease. A prolonged inability to raise capital may require us to reduce the volume of investments we originate and could have a material adverse impact on our business, financial condition and results of operations. This may also increase the probability that other structural risks will negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a lengthy disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or recession or an operational problem that affects third parties or us, and could materially damage our business, financial condition and results of operations.
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
COVID-19
pandemic.
Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the large-scale invasion of Ukraine by Russia that began in February 2022 and resulting sanctions or other restrictive actions that the United States and other countries have imposed against Russia, the
COVID-19
pandemic, certain regional bank failiures, an inflationary environment and the ongoing war in the Middle East, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.
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
Additionally, the Federal Reserve raised the Federal Funds Rate in 2022 and in 2023. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upward adjustments to the federal funds rate in 2024 the future. However, there are reports that the Federal Reserve may begin to cut the benchmark rates in 2024. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of
COVID-19,
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
Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and
non-U.S.
government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy, including as a result of the global
COVID-19
pandemic, negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend-and interest-paying securities. Market volatility, periods of rising interest rates, such as the recent economic period, and/or a return to unfavorable economic conditions could adversely affect our business.
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
As of the filing date of this Annual Report on Form
10-K,
many of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on SOFR (“CME Term SOFR”) or CME Term SOFR plus a fixed spread adjustment. CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month
and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter
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
The recent macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with the Company’s and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.
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
We are subject to risks associated with artificial intelligence and machine learning technology.
Recent technological advances in artificial intelligence and machine learning technology (“Machine Learning Technology”) pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Investment Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.
Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we or our portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies.

We are subject to risks related to corporate social responsibility.
Our business (including that of our portfolio companies) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG ratings and measures to their investment decisions. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to, diversity, equity and inclusion, human rights, climate change, environmental stewardship, support for local communities, corporate governance, transparency and consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.
However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that the Company’s ESG and sustainability practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities.
There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC has proposed, or has announced that it is working on proposals for, rules that, among other matters, would establish a framework for reporting of climate-related risks, corporate and fund carbon emissions, broad diversity and capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). In 2021, the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes. Further, in 2022 the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors that would mandate extensive disclosure of climate-related data, risks and opportunities for certain public companies.
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
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. New legislation and any other tax law developments, including new or revised U.S. Treasury regulations, administrative interpretations or court decisions, could negatively and perhaps retroactively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.
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

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks from cybersecurity threats, as such term is defined in Item 106(a) of Regulation
S-K.
These risks include, among other things, operational risks, financial loss, intellectual property theft, fraud, extortion, loss of sensitive data, harm to individuals including stockholders, violation of privacy or security laws, increased costs associated with mitigation of damages and remediation, and other legal and reputational risks. We have implemented several cybersecurity processes and controls to aid in our efforts to assess, identify, and manage such material risks.
We rely on the Investment Adviser’s enterprise-wide cybersecurity program to protect our information, including due oversight of the cybersecurity programs of our key service providers and processes for the assessment, identification, and management of material risks from cybersecurity threats, including those associated with the use of third-party service providers. The Investment Adviser considers such cybersecurity threats as part of its broader risk management framework, and its cybersecurity program is designed to, among other things, protect us, insofar as is practicable, from the hazards of cybersecurity threats and vulnerabilities in accordance with applicable legal requirements and guidance. The Investment Adviser collaborates with third-party subject-matter experts, as necessary, to identify and assess material cybersecurity threat risks and evaluate and test its cybersecurity protections, including through continuous network and endpoint monitoring, employee anti-phishing training, vulnerability assessments, and penetration testing to inform the Investment Adviser’s risk identification and assessment. The Investment Adviser also performs due diligence reviews on third-parties that have access to our systems, data, or facilities that house such systems or data and continually monitors cybersecurity threat risks identified through such diligence.
Together with management, the Board has designated an Information Security Group (“ISG”) to monitor issues relating to cybersecurity and work with the Investment Adviser’s third-party Information Technology (“IT”) service provider to evaluate potential cyber risk vulnerabilities. While its composition may change over time, the ISG currently consists of our Chief Financial Officer and Chief Compliance Officer. The ISG, together with the Investment Adviser’s third-party IT service provider, annually reviews the cyber risks applicable to our business and the measures established by the Investment Adviser and other service providers to protect against those risks and recommends changes or enhancements, as necessary. The Investment Adviser’s management and the third-party IT service provider also monitor the Investment Adviser’s network to identify internal and external cybersecurity threats and vulnerabilities in order to determine any steps that should be taken to protect information stored on the Investment Adviser’s network and promptly inform the ISG of any identified cybersecurity threats or vulnerabilities. The ISG also makes inquiries of the Investment Adviser’s management and the third-party IT service provider regarding such efforts.
Material Impact of Cybersecurity Risks
The potential impact of risks from cybersecurity threats on us are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, or financial condition are regularly evaluated. During the reporting period, we did not identify any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, our business strategy, operational results, or financial condition. We further describe cybersecurity risks that we face in “The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively” and “We, our Investment Adviser and our portfolio companies are subject to risks associated with cyber-attacks” under “Item 1A. Risk Factors” of this annual report on Form
10-K.

Governance
The Board has overall responsibility for risk oversight, including risks related to cybersecurity threats. The Board is aware of the critical nature of managing these risks and has sought to establish oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity and appropriate review of the protections provided to us by the Investment Adviser.
In conducting its duties, the ISG relies on the experience and expertise of the Investment Adviser’s third-party IT service provider, which includes, among other things, over two decades of managing network security for companies, a track record of collaborating with management teams on incident response and threat mitigation, and, through various partnerships, vetting and implementing cutting-edge cybersecurity technologies. The ISG will provide a report, at least annually, to the entire Board regarding our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined
risk mitigation-related goals, the Investment Adviser’s incident response plan, and cybersecurity threat risks or incidents and developments, as well as the steps the Investment Adviser’s management has taken to respond to and mitigate such risks. The Investment Adviser’s incident response plan provides guidelines for responding to cyber incidents and facilitates coordination across multiple operational functions of the Investment Adviser. The incident response plan includes notification to the ISG and, depending on its nature, escalation to the Board, if appropriate. The Board is also encouraged to engage with the ISG on cybersecurity topics at other times, and material cybersecurity threats and risks are also considered by the Board in relation to other important matters that come before it.

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

		Price Range		Premium or (Discount) of High Closing	Premium or (Discount) of Low Closing Price to	Declared
	NAV (1)	High	Low	Price to NAV (2)	NAV (2)	Distributions (3)
Fiscal 2023
Fourth Quarter	$18.09	$15.43	$14.14	(14.7)%	(21.8)%	$0.41
Third Quarter	18.06	15.60	14.22	(13.6)	(21.3)	0.41
Second Quarter	17.98	15.20	13.59	(15.5)	(24.4)	0.41
First Quarter	18.04	16.00	14.12	(11.3)	(21.7)	0.41

Fiscal 2022
Fourth Quarter	$18.33	$15.03	$12.50	(18.0)%	(31.8)%	$0.41
Third Quarter	18.37	15.76	12.32	(14.2)	(32.9)	0.41
Second Quarter	18.53	18.19	14.17	(1.8)	(23.5)	0.41
First Quarter	19.56	19.26	17.68	(1.5)	(9.6)	0.41

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
On February 23, 2024, the last reported sales price of our common stock was $14.89 per share. As of February 23, 2024, we had 19 stockholders of record.
Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease. Since our IPO on February 9, 2010, our shares of common stock have traded at both a discount and a premium to the net assets attributable to those shares. As of February 23, 2024, our shares of common stock traded at a discount equal to approximately 17.7% of the net assets attributable to those shares based upon our net asset value as of December 31, 2023. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

STOCK PERFORMANCE GRAPH
This graph compares the cumulative total return on our common stock with that of the Standard & Poor’s BDC Index, Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from December 31, 2018 through December 31, 2023. The graph assumes that a person invested $10,000 in each of the following: our common stock (SLRC), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in additional shares of the same class of equity securities at the frequency with which dividends are paid of such securities during the applicable fiscal year.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	% (1)
Offering expenses (as a percentage of offering price)	—	% (2)
Dividend reinvestment plan expenses	—	% (3)
Total stockholder transaction expenses (as a percentage of offering price)	—	% (2)
Annual expenses (as a percentage of net assets attributable to common stock) (4) :
Base management fee	3.21	% (5)
Incentive fees payable under the Advisory Agreement (up to 20%)	2.27	% (6)
Interest payments on borrowed funds	7.35	% (7)
Acquired fund fees and expenses	0.35	% (8)
Other expenses (estimated)	1.08	% (9)
Total annual expenses	14.26%

(1)
In the event that the shares of common stock are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load and the “Example” will be updated accordingly.

(2)	The prospectus supplement corresponding to each offering will disclose the applicable offering expenses and total stockholder transaction expenses.
(3)	The expenses of the dividend reinvestment plan are included in “other expenses.”
(4)	Annual Expenses are presented in this manner because common stockholders will bear all costs of running the Company.
(5)
Our 1.50% base management fee under the Advisory Agreement (giving effect to the Letter Agreement) is based on our gross assets, which is defined as all the assets of SLRC, excluding temporary assets, including those acquired using borrowings for investment purposes, and assumes our gross assets remain consistent with gross assets for the fiscal year ended December 31, 2023. The base management fee is reduced to 1.00% on gross assets that exceed 200% of total net assets as of the immediately preceding quarter.

(6)
Assumes that annual incentive fees earned by our investment adviser, SLR Capital Partners, remain consistent with the incentive fees earned by SLR Capital Partners for the fiscal year ended December 31, 2023. The incentive fee consists of two parts:

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

The second part of the incentive fee equals 20% of our “Incentive Fee Capital Gains,” if any, which equals our realized capital gains on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The second part of the incentive fee is payable, in arrears, at the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date).

(7)
We have historically and will in the future borrow funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. The costs associated with our outstanding borrowings are indirectly borne by our investors. For purposes of this section, we have computed interest expense using the average consolidated balance outstanding for borrowings during the fiscal year ended December 31, 2023. We used SOFR or a similar base rate on December 31, 2023 and the interest rate on the Credit Facility, the SPV Credit Facility, the 2027 Series F Unsecured Notes, the 2027 Unsecured Notes, the 2026 Unsecured Notes, the 2025 Unsecured Notes and the 2024 Unsecured Notes on December 31, 2023. We have also included, as applicable, the estimated market discount or amortization of fees incurred in establishing the Credit Facility, the SPV Credit Facility, the 2027 Series F Unsecured Notes, the 2027 Unsecured Notes, the 2026 Unsecured Notes, the 2025 Unsecured Notes and the 2024 Unsecured Notes as of December 31, 2023. Additionally, we included the estimated cost of commitment fees for unused balances on the Credit Facility and the SPV Credit Facility. As of December 31, 2023, we had $507.0 million outstanding under the Credit Facility, $206.3 million outstanding under the SPV Credit Facility and $135 million, $50 million, $75 million, $125 million and $85 million outstanding under the 2027 Series F Unsecured Notes, the 2027 Unsecured Notes, the 2026 Unsecured Notes, the 2025 Unsecured Notes and the 2024 Unsecured Notes, respectively. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act, although we have no immediate intention to do so.

(8)
The holders of shares of our common stock indirectly bear the expenses of our investment in SLR Senior Lending Program LLC (“SSLP”). No management fee is charged on our investments in SSLP in connection with the administrative services provided to SSLP. Future expenses for SSLP may be substantially higher or lower because certain expenses may fluctuate over time.

(9)
“Other expenses” are based on estimated amounts for the current fiscal year, which considers the amounts incurred for the fiscal year ended December 31, 2023 and include our overhead expenses, including payments under our Administration Agreement based on our allocable portion of overhead and other expenses incurred by SLR Capital Management in performing its obligations under the Administration Agreement.

Example
The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses would remain at the levels set forth in the table above and have excluded performance-based incentive fees. As such, the below example is based on an annual expense ratio of 11.99%. See Note 7 above for additional information regarding certain assumptions regarding our level of leverage. In the event that shares are sold to or through underwriters, a corresponding prospectus supplement will restate this example to reflect the applicable sales load.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$120	$335	$521	$884
The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown.
While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee under the Advisory Agreement, which, assuming a 5% annual return, would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the example. This illustration assumes that we will not realize any capital gains (computed net of all realized capital losses and unrealized capital depreciation) in any of the indicated time periods. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses and returns to our investors would be higher. For example, if we assumed that we received our 5% annual return completely in the form of net realized capital gains on our investments, computed net of all cumulative unrealized depreciation on our investments, the projected dollar amount of total cumulative expenses set forth in the above illustration would be as follows:

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$130	$359	$554	$919
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
Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•	our future operating results, including our ability to achieve objectives;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of any protracted decline in the liquidity of credit markets on our business;

•	the ability of our portfolio companies to achieve their objectives;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Investment Adviser to attract and retain highly talented professionals;

•	the ability of the Investment Adviser to adequately allocate investment opportunities among the Company and its other advisory clients;

•	any conflicts of interest posed by the structure of the management fee and incentive fee to be paid to the Investment Adviser;

•
changes in political, economic or industry conditions, relations between the United States, Russia, Ukraine and other nations, the interest rate environment, certain regional bank failures or conditions affecting the financial and capital markets;

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

•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•
the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in this Annual Report on Form
10-K
for the year ended December 31, 2023 and in our other filings with the SEC.

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
We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, financing leases and to a lesser extent, unsecured loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives. Our investment activities are managed by SLR Capital Partners, LLC (the “Investment Adviser”) and supervised by our board of directors (the “Board”), a majority of whom are non-interested,
as such term is defined in the 1940 Act. SLR Capital Management, LLC (the “Administrator”) provides the administrative services necessary for us to operate.
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
Recent Developments
On February 27, 2024, the Board declared a quarterly distribution of $0.41 per share payable on March 28, 2024 to holders of record as of March 14, 2024.
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
Revenue
We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may sell. Our debt investments generally have a stated term of three to seven years and typically bear interest at a floating rate usually determined on the basis of a benchmark Secured Overnight Financing Rate (“SOFR”), commercial paper rate, or the prime rate. Interest on our debt investments is generally payable monthly or quarterly but may be bi-monthly
or semi-annually. In addition, our investments may provide
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
Macroeconomic Environment
Credit markets showed resilience in 2023 in the face of persistent but declining inflationary pressures and higher interest rates. The U.S. economy grew during the year and central banks have postured toward lower interest rates. The year ended with uncertainties around the economy and geopolitical issues.
Portfolio and Investment Activity
During the year ended December 31, 2023, we invested approximately $812 million across over 85 portfolio companies. This compares to investing approximately $610 million across over 75 portfolio companies for the year ended December 31, 2022. Investments sold, prepaid or repaid during the year ended December 31, 2023 totaled approximately $750 million versus approximately $532 million for the year ended December 31, 2022.
At December 31, 2023, our portfolio consisted of 151 portfolio companies and was invested 32.5% in cash flow senior secured loans, 27.8% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 23.0% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 16.7% in life science senior secured loans, in each case, measured at fair value, versus 139 portfolio companies invested 30.8% in cash flow senior secured loans, 30.0% in asset-based senior secured loans / SLR Credit, 23.7% in equipment senior secured financings / SLR Equipment / KBH, and 15.5% in life science senior secured loans, in each case, measured at fair value, at December 31, 2022.
At December 31, 2023, 78.7% or $1.67 billion of our income producing investment portfolio
*
is floating rate and 21.3% or $450.6 million is fixed rate, measured at fair value. At December 31, 2022, 77.7% or $1.61 billion of our income producing investment portfolio
*
is floating rate and 22.3% or $464.5 million is fixed rate, measured at fair value. As of December 31, 2023 and 2022, we had one and two issuers on non-accrual
status, respectively.

*	We have included SLR Credit Solutions, SLR Equipment Finance, SLR Healthcare ABL, SLR Business Credit and Kingsbridge Holdings, LLC within our income producing investment portfolio.
SLR Credit Solutions
On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of December 31, 2023, total commitments to the revolving credit facility are $300 million.
As of December 31, 2023, SLR Credit had 31 funded commitments to 26 different issuers with total funded loans of approximately $406.6 million on total assets of $438.4 million. As of December 31, 2022, SLR Credit had 29 funded commitments to 25 different issuers with total funded loans of approximately $439.5 million on total assets of $460.7 million. As of December 31, 2023 and December 31, 2022, the largest loan outstanding totaled $30.0 million and $33.4 million, respectively. For the same periods, the average exposure per issuer was $15.6 million and $17.6 million, respectively. SLR Credit’s credit facility, which is non-recourse
to the Company, had approximately $218.9 million and $224.3 million of borrowings outstanding at December 31, 2023 and December 31, 2022, respectively. For the years ended December 31, 2023 and 2022, SLR Credit had net income of $6.5 million and $7.5 million, respectively, on gross income of $57.8 million and $30.3 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us. SLR Credit’s consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 are attached as an exhibit to this annual report on Form
10-K.
SLR Equipment Finance
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
As of December 31, 2023, SLR Equipment had 150 funded equipment-backed leases and loans to 62 different customers with a total net investment in leases and loans of approximately $203.7 million on total assets of $254.7 million. As of December 31, 2022, SLR Equipment had 131 funded equipment-backed leases and loans to 59 different customers with a total net investment in leases and loans of approximately $190.8 million on total assets of $241.8 million. As of December 31, 2023 and December 31, 2022, the largest position outstanding totaled $17.9 million and $19.3 million, respectively. For the same periods, the average exposure per customer was $3.3 million and $3.2 million, respectively. SLR Equipment’s credit facility, which is non-recourse
to the Company, had approximately $137.2 million and $115.0 million of borrowings outstanding at December 31, 2023 and December 31, 2022, respectively. For the years ended December 31, 2023 and 2022, SLR Equipment had net losses of $6.4 million and $2.9 million, respectively, on gross income of $19.6 million and $20.4 million, respectively. Due to timing and
non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us. SLR Equipment’s consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 are attached as an exhibit to this annual report on Form
10-K.
Kingsbridge Holdings, LLC
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
As of December 31, 2023 and 2022, KBHT had total assets of $857.3 million and $777.2 million, respectively. For the same periods, debt recourse to KBHT totaled $249.8 million and $222.1 million, respectively, and non-recourse
debt totaled $367.1 million and $353.1 million, respectively. None of the debt is recourse to the Company. For the years ended December 31, 2023 and December 31, 2022, KBHT had net income of $9.1 million and $13.3 million, respectively, on gross income of $327.4 million and $298.8 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us. KBHT’s consolidated financial statements for the years ended December 31, 2023 and December 31, 2022 are attached as an exhibit to this annual report on Form
10-K.
SLR Healthcare ABL
SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized
companies operating in the healthcare industry. SUNS initial investment in SLR Healthcare ABL was approximately $32.8 million. The management team of SLR Healthcare co-invested
in the transaction and continues to lead SLR Healthcare. As of December 31, 2023, SLR Healthcare’s management team and the Company own approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022. Effective with an amendment dated August 24, 2023, SLR Healthcare has a $150 million non-recourse
credit facility, which is expandable to $200 million under its accordion facility. The maturity date of this facility is March 31, 2026.
SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2023, the portfolio totaled approximately $255.0 million of commitments with a total net investment in loans of $111.3 million on total assets of $118.6 million. As of December 31, 2022, the portfolio totaled approximately $242.1 million of commitments with a total net investment in loans of $92.4 million on total assets of $108.7 million. At December 31, 2023, the portfolio consisted of 42 issuers with an average balance of approximately $2.6 million versus 41 issuers with an average balance of approximately $2.3 million at December 31, 2022. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay
loans. SLR Healthcare’s credit facility, which is
non-recourse
to us, had approximately $84.7 million and $77.0 million of borrowings outstanding at December 31, 2023 and December 31, 2022, respectively. For the years ended December 31, 2023 and 2022, SLR Healthcare had net income of $5.5 million and $3.5 million, respectively, on gross income of $17.9 million and $11.6 million, respectively. Due to timing and
non-cash
items, there may be material differences between GAAP net income and cash available for distributions. SLR Healthcare’s consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 are attached as an exhibit to this annual report on Form
10-K.
SLR Business Credit
SUNS acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized
businesses primarily in the manufacturing, services and distribution industries. SUNS invested approximately $51.0 million to effect the transaction. Subsequently, SUNS contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, SUNS and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. SUNS and ESP SSC Corporation then owned 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized
businesses. As part of this transaction, SUNS 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15.5 million transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies are doing business as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of approximately $66.7 million was financed with equity from SUNS of $19.0 million and borrowings on NMC’s credit facility of $47.7 million. SLRC acquired SLR Business Credit in connection with the Mergers on April 1, 2022.
SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2023, the portfolio totaled approximately $610.9 million of commitments, of which $273.5 million were funded, on total assets of $315.3 million. As of December 31, 2022, the portfolio totaled approximately $603.4 million of commitments, of which $286.0 million were funded, on total assets of $332.2 million. At December 31, 2023, the portfolio consisted of 102 issuers with an average balance of approximately $2.7 million versus 108 issuers with an average balance of approximately $2.6 million at December 31, 2022. NMC has a senior credit facility with a bank lending group for $285.3 million which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse
to us, had approximately $222.9 million and $214.4 million of borrowings outstanding at December 31, 2023 and December 31, 2022, respectively. For the years ended December 31, 2023, 2022 and 2021, SLR Business Credit had net income (loss) of ($9.5) million, $3.9 million, and $7.3 million, respectively, on gross income of $38.1 million, $29.4 million, and $24.0 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us. SLR Business Credit’s consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 are attached as an exhibit to this annual report on Form
10-K.
Stock Repurchase Program
On May 9, 2023, our Board authorized an extension of a program for the purpose of repurchasing up to $50 million of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the 1934 Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 10, 2024 or until $50 million of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. For the fiscal year ended December 31, 2023, the Company repurchased 746 shares at an average price of approximately $14.02 per share, inclusive of commissions. The total dollar amount of shares repurchased for the fiscal year ended December 31, 2023 was $0.01 million. During the fiscal year ended December 31, 2022, the Company repurchased 217,271 shares at an average price of approximately $13.98 per share, inclusive of commissions. The total dollar amount of shares repurchased for the fiscal year ended December 31, 2022 was $3.0 million.
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
On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP as servicer and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $100 million senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. On October 20, 2023, the SSLP Facility was expanded to $150 million. The SSLP Facility is scheduled to mature on December 12, 2027. The SSLP Facility generally bears interest at a rate of SOFR plus 3.25%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2023 and December 31, 2022, borrowings outstanding on the SSLP Facility totaled $106.9 million and $0, respectively.
As of December 31, 2023 and December 31, 2022, the Company and the Investor had contributed combined equity capital in the amount of $85.8 million and $19.0 million, respectively. As of December 31, 2023 and December 31, 2022, the Company and the Investor’s combined remaining commitments to SSLP totaled $14.2 million and $81.0 million, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without approval of both the Company and the Investor.
As of December 31, 2023 and December 31, 2022, SSLP had total assets of $195.9 million and $19.1 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 32 and 7 different borrowers, respectively. For the year ended December 31, 2023 and the period December 1, 2022 (commencement of operations) through December 31, 2022, SSLP invested $188.7 million in 32 portfolio companies and $18.1 million in 7 portfolio companies, respectively. For the same periods, investments prepaid totaled $21.1 million and $0.1 million, respectively.

SSLP Portfolio as of December 31, 2023 (dollar amounts in thousands)

Description	Industry	Spread Above Index (1)	Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	11.13%	5/9/25	$2,947	$2,947	$2,947
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+650	1.00%	11.96%	10/28/26	3,017	2,934	3,017
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+600	1.00%	11.61%	9/1/26	2,133	2,133	2,133
Apex Service Partners, LLC	Diversified Consumer Services	S+700	1.00%	11.87%	10/24/30	4,905	4,784	4,783
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+650	1.00%	11.97%	5/31/24	2,468	2,468	2,468
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	10.61%	6/11/27	4,033	4,033	4,033
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+575	0.75%	11.22%	6/29/28	8,969	8,969	8,969
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.74%	5/22/29	5,412	5,251	5,412
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	S+475	1.00%	10.20%	12/31/25	1,086	1,086	1,086
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	10.20%	7/30/27	8,457	8,457	8,457
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.97%	1/3/29	5,955	5,791	5,955
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	11.79%	2/12/27	8,641	8,641	8,641
GSM Acquisition Corp. (4)	Leisure Equipment & Products	S+500	1.00%	10.47%	11/16/26	8,541	8,541	8,541
Higginbotham Insurance Agency, Inc. (4)	Insurance	S+550	1.00%	10.96%	11/25/28	7,573	7,573	7,573
High Street Buyer, Inc.	Insurance	S+575	0.75%	11.25%	4/16/28	7,604	7,604	7,604
iCIMS, Inc. (4)	Software	S+725	0.75%	12.62%	8/18/28	3,089	3,066	3,089
Kaseya, Inc. (4)	Software	S+600	0.75%	11.38%	6/23/29	9,058	9,058	9,058
Kid Distro Holdings, LLC (4)	Software	S+550	1.00%	11.00%	10/1/27	8,939	8,939	8,939
Maxor Acquisition, Inc. (4)	Health Care Providers & Services	S+675	1.00%	12.48%	3/1/29	6,120	5,940	6,120
ONS MSO, LLC (4)	Health Care Providers & Services	S+625	1.00%	11.62%	7/8/26	5,922	5,784	5,922
Pinnacle Treatment Centers, Inc. (4)	Health Care Providers & Services	S+650	1.00%	11.95%	1/2/26	6,951	6,951	6,951
Plastics Management, LLC (4)	Health Care Providers & Services	S+500	1.00%	10.45%	8/18/27	5,637	5,471	5,637
RQM+ Corp. (4)	Life Sciences Tools & Services	S+575	1.00%	11.36%	8/12/26	5,955	5,955	5,955
RxSense Holdings LLC (4)	Diversified Consumer Services	S+500	1.00%	10.48%	3/13/26	8,968	8,968	8,968
SunMed Group Holdings, LLC (4)	Health Care Equipment & Supplies	S+550	0.75%	10.96%	6/16/28	8,948	8,948	8,948
The Townsend Company, LLC (4)	Commercial Services & Supplies	S+625	1.00%	11.61%	8/15/29	3,642	3,555	3,642
Tilley Distribution, Inc. (4)	Trading Companies & Distributors	S+600	1.00%	11.50%	12/31/26	5,850	5,850	5,850
Ultimate Baked Goods Midco LLC (4)	Packaged Foods & Meats	S+625	1.00%	11.71%	8/13/27	8,954	8,954	8,865
United Digestive MSO Parent, LLC (4)	Health Care Providers & Services	S+675	1.00%	12.25%	3/30/29	3,411	3,311	3,411
Urology Management Holdings, Inc. (4)	Health Care Providers & Services	S+650	1.00%	11.93%	6/15/26	3,179	3,102	3,155
Vessco Midco Holdings, LLC (4)	Water Utilities	S+450	1.00%	9.96%	11/2/26	4,304	4,304	4,304
West-NR Parent, Inc. (4)	Insurance	S+625	1.00%	11.70%	12/27/27	6,822	6,691	6,822

							$186,059	$187,255

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2023.

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
Below is certain summarized financial information for SSLP as of December 31, 2023 and December 31, 2022, for the year ended December 31, 2023 and for the period December 1, 2022 (commencement of operations) through December 31, 2022:

	December 31, 2023	December 31, 2022
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $186,059 and $18,032, respectively)	$187,255	$18,062
Cash and other assets.	8,613	1,043

Total assets	$195,868	$19,105

Debt outstanding ($106,900 and $0 face amounts, respectively, reported net of unamortized debt issuance costs of $1,697 and $0, respectively)	$105,203	$—
Distributions payable	1,900	—
Interest payable and other credit facility related expenses	551	165
Accrued expenses and other payables	416	89

Total liabilities	$108,070	$254

Members’ equity	$87,798	$18,851

Total liabilities and members’ equity	$195,868	$19,105

	Year ended December 31, 2023	For the Period December 1, 2022 (commencement of operations) through December 31, 2022
Selected Income Statement Information for SSLP (in thousands):
Interest income	$10,209	$152

Service fees*	$224	$4
Interest and other credit facility expenses	6,517	166
Organizational costs	—	73
Other general and administrative expenses	195	88

Total expenses	$6,936	$331

Net investment income (loss).	$3,273	$(179)

Realized gain on investments	30	—
Net change in unrealized gain on investments	1,166	30

Net realized and unrealized gain on investments	1,196	30

Net income (loss).	$4,469	$(149)

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
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
Valuation of Portfolio Investments
In December 2020, the SEC adopted Rule
2a-5
under the 1940 Act addressing fair valuation of fund investments. The rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company complies with Rule
2a-5’s
valuation requirements.
We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with GAAP and the 1940 Act. The Board will (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services, as applicable; (5) oversee the reporting required by Rule
2a-5
under the 1940 Act; and (6) maintain recordkeeping requirements under Rule
2a-5.
It is anticipated that in respect of many of the Company’s assets, readily available market quotations will not be obtainable and that such assets will be valued at fair value. A market quotation is readily available for a security only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. If the Company anticipates using a market quotation for a security, it will also monitor for circumstances that may necessitate the use of fair value, such as significant events that may cause concern over the reliability of a market quotation.
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
The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value
ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash
accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the fiscal years ended December 31, 2023 and 2022, capitalized PIK income totaled $11.1 million and $4.3 million, respectively.
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
Recent Accounting Pronouncements
None.
RESULTS OF OPERATIONS
Results comparisons are for the fiscal years ended December 31, 2023 and December 31, 2022. Results for the fiscal year ended December 31, 2021 can be found in Item 7 of the Company’s report on Form
10-K
filed on February 28, 2023, which is incorporated by reference herein.
Investment Income
For the fiscal years ended December 31, 2023 and 2022, gross investment income totaled $229.3 million and $177.5 million, respectively. The increase in gross investment income for the year over year period was primarily due to net growth of the income producing portfolio as well as an increase in index rates.
Expenses
Net expenses totaled $137.2 million and $101.1 million, respectively, for the fiscal years ended December 31, 2023 and 2022, of which $54.6 million and $45.1 million, respectively, were base management fees and performance-based incentive fees and $72.5 million and $46.1 million, respectively, were interest and other credit facility expenses. Other general and administrative expenses totaled $10.6 million and $11.5 million, respectively, for the fiscal years ended December 31, 2023 and 2022. Over the same periods, $0.5 million and $1.5 million of performance-based incentive fees were waived. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the year over year period was primarily due to higher management fees, incentive fees and interest expense on a larger portfolio. Additionally, there was an increase in index rates on borrowings.
Net Investment Income
The Company’s net investment income totaled $92.1 million and $76.4 million, or $1.69 and $1.48, per average share, respectively, for the fiscal years ended December 31, 2023 and 2022.

Net Realized Loss
The Company had investment sales and prepayments totaling approximately $750 million and $532 million, respectively, for the fiscal years ended December 31, 2023 and 2022. Net realized losses over the same periods were $28.0 million and $36.5 million, respectively. Net realized losses for fiscal year 2023 were primarily related to our investment in American Teleconferencing Services, Ltd. Net realized losses for fiscal year 2022 were primarily related to the exit of our investment in PhyMed Management, LLC.
Net Change in Unrealized Gain (Loss)
For the fiscal years ended December 31, 2023 and 2022, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $12.3 million and ($21.5) million, respectively. Net unrealized gain for the fiscal year ended December 31, 2023 is primarily due to the reversal of previously recognized unrealized depreciation on our investment in American Teleconferencing Services, Ltd. as well as appreciation in the value of our investments in Alimera Sciences, Inc., SLR Healthcare ABL and SLR Senior Lending Program LLC, among others, partially offset by depreciation in the value of our investments in
SLR-AMI
Topco Blocker, LLC (f/k/a AmeriMark), KBH Topco, LLC and SLR Credit Solutions, among others. Net unrealized loss for the fiscal year ended December 31, 2022 is primarily due to depreciation in the value of our investments in American Teleconferencing Services, Ltd., RD Holdco, Inc., SLR Credit Solutions and SLR Equipment Finance, among others, partially offset by the reversal of previously recognized unrealized depreciation on our investment in PhyMed Management LLC as well as appreciation on the value of our investments in SLR Business Credit and KBH Topco, LLC in addition to unrealized appreciation on assets acquired in the Mergers due to the accounting treatment of the purchase discount.
Net Increase in Net Assets From Operations
For the fiscal years ended December 31, 2023 and 2022, the Company had a net increase in net assets resulting from operations of $76.4 million and $18.3 million, respectively. For the fiscal years ended December 31, 2023 and 2022, earnings per average share were $1.40 and $0.35, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity and capital resources are generated and generally available through its Credit Facility and SPV Credit Facility (as defined below), the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes (collectively the “Debt Instruments”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on
equity and/or debt offerings. As of December 31, 2023, we had a total of $246.8 million of unused borrowing capacity under the Credit Facility and SPV Credit Facility, subject to borrowing base limits.
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
Debt
On April 1, 2022, we entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to our assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 29, 2023 amendment, the commitment under the SPV Credit Facility is $275 million; however, the commitment can also be expanded up to $600 million. The stated interest rate on the SPV Credit Facility is SOFR plus
2.00%-2.50%
with no SOFR floor requirement and the current final maturity date is June 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At December 31, 2023, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $206.3 million.
On April 1, 2022, we entered into an assumption agreement (the “Note Assumption Agreement”), effective as of the closing of the Mergers. The Note Assumption Agreement relates to our assumption of $85 million in aggregate principal amount of five-year, 3.90% senior unsecured notes, due March 31, 2025 and other obligations of SUNS under the Note Purchase Agreement, dated as of March 31, 2020 (the “Note Purchase Agreement”), among SUNS and certain institutional investors. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. Pursuant to the Note Assumption Agreement, we expressly assumed on behalf of SUNS the due and punctual payment of the principal of (and premium, if any) and interest on all the 2025 Unsecured Notes outstanding, and the due and punctual performance and observance of every covenant and every condition of the Note Purchase Agreement, to be performed or observed by SUNS.
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
1.75%-2.00%
or the alternate base rate plus
0.75%-1.00%.
The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At December 31, 2023, outstanding USD equivalent borrowings under the Credit Facility totaled $507.0 million, composed of $407.0 million of revolving credit and $100.0 million of term loans.
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

On November 22, 2017, we issued $75 million in aggregate principal amount of publicly registered 2023 Unsecured Notes for net proceeds of $73.8 million. Interest on the 2023 Unsecured Notes was paid semi-annually on January 20 and July 20, at a fixed rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes were repaid in full at maturity on January 20, 2023.
Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At December 31, 2023, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time to time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held a face amount of $335 million in cash equivalents as of December 31, 2023.
Contractual Obligations
A summary of our significant contractual payment obligations is as follows as of December 31, 2023:
Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$613.3	$—	$613.3	$—	$—
Unsecured senior notes	470.0	125.0	160.0	185.0	—
Term loans	100.0	—	100.0	—	—

(1)	As of December 31, 2023, we had a total of $246.8 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.
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

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2023	$407,000	$631	—	N/A
Fiscal 2022	293,000	513	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
SPV Credit Facility
Fiscal 2023	206,250	320	—	N/A
Fiscal 2022	155,200	272	—	N/A
2022 Unsecured Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2022 Tranche C Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2023	—	—	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2023	125,000	194	—	N/A
Fiscal 2022	125,000	219	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2025 Unsecured Notes
Fiscal 2023	85,000	132	—	N/A
Fiscal 2022	85,000	149	—	N/A
2026 Unsecured Notes
Fiscal 2023	75,000	116	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2023	50,000	77	—	N/A
Fiscal 2022	50,000	88	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2023	135,000	209	—	N/A
Fiscal 2022	135,000	237	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Fiscal 2013	100,000	2,411	—	934
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Fiscal 2013	75,000	1,808	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Term Loans
Fiscal 2023	100,000	155	—	N/A
Fiscal 2022	100,000	175	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
Fiscal 2013	50,000	1,206	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2023	$1,183,250	$1,834	—	N/A
Fiscal 2022	1,093,200	1,915	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A
Fiscal 2013	225,000	5,425	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of December 31, 2023, asset coverage was 183.4%.

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

The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Per Share Data: (a)
Net asset value, beginning of year	$21.81	$21.74	$20.79	$22.05	$22.50

Net investment income	1.77	1.62	1.68	1.52	1.56
Net realized and unrealized gain (loss)	(0.19)	0.05	0.84	(1.18)	(0.43)

Net increase in net assets resulting from operations	1.58	1.67	2.52	0.34	1.13
Distributions to stockholders (see note 8a):	—
From net investment income	—	(1.60)	(1.60)	(1.60)	(1.55)
From net realized gains		—	—	—	—
From return of capital	(1.64)	—	—	—	(0.05)
Anti-dilution	—	—	0.03	—	0.02

Net asset value, end of year	$21.75	$21.81	$21.74	$20.79	$22.05

Per share market value, end of year	$19.19	$20.21	$20.82	$16.43	$18.01
Total Return(b)	2.77%	4.47%	37.49%	(0.29)%	(13.58)%
Net assets, end of year	$919,171	$921,605	$918,507	$882,698	$936,568
Shares outstanding, end of year	42,260,826	42,260,826	42,248,525	42,464,762	42,465,162
Ratios to average net assets:
Net investment income	8.10%	7.43%	7.91%	6.94%	6.93%
Operating expenses	5.83%	5.80%	6.25%	3.84%*	4.24%
Interest and other credit facility expenses**	2.67%	2.35%	2.73%	1.68%	1.50%

Total expenses	8.50%	8.15%	8.98%	5.52%*	5.74%

Average debt outstanding	$508,445	$414,264	$495,795	$262,341	$225,000
Portfolio turnover ratio	39.3%	24.9%	31.0%	13.0%	53.7%

(a)	Calculated using the average shares outstanding method.
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

Off-Balance
Sheet Arrangements
From time to time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2023 and December 31, 2022, respectively:

	December 31, 2023	December 31, 2022
(in millions)
SLR Credit Solutions*	$44.3	$44.3
Orthopedic Care Partners Management, LLC	20.8	1.6
Southern Orthodontic Partners Management, LLC	17.9	1.9
Ardelyx, Inc.	15.9	7.8
CVAUSA Management, LLC	10.2	—
BDG Media, Inc.	10.1	3.5
iCIMS, Inc.	9.8	11.4
Retina Midco, Inc.	9.4	—
Alkeme Intermediate Holdings, LLC	8.5	—
SPAR Marketing Force, Inc.	8.3	1.3
SLR Senior Lending Program LLC*	7.1	40.5
Copper River Seafoods, Inc.	7.1	3.6
Legacy Service Partners, LLC	5.4	—
Peter C. Foy & Associates Insurance Services, LLC	5.1	1.1
West-NR Parent, Inc.	5.0	—
Luxury Asset Capital, LLC	4.5	7.5
One Touch Direct, LLC	4.1	3.1
DeepIntent, Inc.	3.9	3.1
United Digestive MSO Parent, LLC	3.9	—
Kaseya, Inc.	3.8	3.9
The Townsend Company, LLC	3.3	—
Vertos Medical, Inc.	3.3	—
AMF Levered II, LLC	3.2	—
Foundation Consumer Brands, LLC	3.0	3.0
UVP Management, LLC.	2.9	—
Kid Distro Holdings, LLC	2.7	2.7
Erie Construction Mid-west, LLC	2.4	1.3
Ultimate Baked Goods Midco LLC	2.4	1.6
Basic Fun, Inc	2.1	2.7
SLR Equipment Finance*	2.1	1.0
Bayside Opco, LLC	2.1	—
SunMed Group Holdings, LLC	1.6	0.8
Urology Management Holdings, Inc.	1.5	—
SLR Healthcare ABL*	1.4	1.4
RxSense Holdings LLC	1.3	1.3
Tilley Distribution, Inc.	1.2	0.5
SCP Eye Care, LLC	1.0	2.8
GSM Acquisition Corp.	0.9	0.8
Medrina, LLC	0.8	—
Pinnacle Treatment Centers, Inc.	0.6	1.7
High Street Buyer, Inc.	0.6	0.3

	December 31, 2023	December 31, 2022
(in millions)
ENS Holdings III Corp, LLC	0.6	0.1
CC SAG Holdings Corp. (Spectrum Automotive)	0.5	20.7
Crewline Buyer, Inc.	0.5	—
Exactcare Parent, Inc.	0.4	—
WCI-BXC Purchaser, LLC	0.3	—
All States Ag Parts, LLC	0.3	0.1
Vessco Midco Holdings, LLC	0.3	3.9
TAUC Management, LLC	0.3	0.3
Outset Medical, Inc.	—	35.1
Apeel Technology, Inc.	—	32.8
Human Interest, Inc.	—	20.1
Glooko, Inc.	—	17.9
World Insurance Associates, LLC	—	17.1
Spectrum Pharmaceuticals, Inc.	—	8.8
Arcutis Biotherapeutics, Inc.	—	8.4
Atria Wealth Solutions, Inc.	—	8.2
Accession Risk Management Group, Inc.	—	7.5
Cerapedics, Inc.	—	6.7
Maurices, Incorporated	—	4.3
Meditrina, Inc.	—	3.4
Plastics Management, LLC	—	2.4
Pediatric Home Respiratory Services, LLC	—	1.8
Ivy Fertility Services, LLC	—	1.6
Composite Technology Acquisition Corp.	—	1.5
NAC Holdings Corporation	—	1.5
Montefiore Nyack Hospital	—	1.0
Enverus Holdings, Inc.	—	1.0
American Teleconferencing Services, Ltd.	—	1.1
BayMark Health Services, Inc.	—	0.4

Total Commitments	$248.7	$364.2

*	The Company controls the funding of these commitments and may cancel them at its discretion
The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2023 and December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
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

Distributions
The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2024
February 27, 2024	March 14, 2024	March 28, 2024	$0.41

Total 2024			$0.41

Fiscal 2023
November 7, 2023	December 14, 2023	December 28, 2023	$0.41
September 5, 2023	September 20, 2023	September 28, 2023	0.136667
August 8, 2023	August 18, 2023	August 30, 2023	0.136667
July 5, 2023	July 20, 2023	August 1, 2023	0.136667
June 1, 2023	June 20, 2023	June 29, 2023	0.136667
May 10, 2023	May 24, 2023	June 1, 2023	0.136667
April 4, 2023	April 20, 2023	May 2, 2023	0.136667
February 28, 2023	March 23, 2023	April 4, 2023	0.136667
February 2, 2023	February 16, 2023	March 1, 2023	0.136667
January 10, 2023.	January 26, 2023	February 2, 2023	0.136667

Total 2023			$1.64

Fiscal 2022
December 6, 2022	December 22, 2022	January 5, 2023	$0.136667
November 2, 2022	November 17, 2022	December 1, 2022	0.136667
October 5, 2022	October 20, 2022	November 2, 2022	0.136667
September 2, 2022	September 20, 2022	October 4, 2022	0.136667
August 2, 2022	August 18, 2022	September 1, 2022	0.136667
July 6, 2022	July 21, 2022	August 2, 2022	0.136667
June 3, 2022	June 23, 2022	July 5, 2022	0.136667
May 3, 2022	May 19, 2022	June 2, 2022	0.136667
April 4, 2022	April 21, 2022	May 3, 2022	0.136667
March 1, 2022	March 18, 2022	April 1, 2022	0.41

Total 2022			$1.64

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

•
We have entered into the Advisory Agreement with the Investment Adviser. Mr. Gross, our Chairman,
Co-Chief
Executive Officer and President, and Mr. Spohler, our
Co-Chief
Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Investment Adviser. In addition, Mr. Kajee, our Chief Financial Officer and Treasurer, serves as the Chief Financial Officer for the Investment Adviser and Mr. Talarico, our Chief Compliance Officer and Secretary, serves as Partner, General Counsel and Chief Compliance Officer for the Investment Adviser.

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
Co-Chief
Executive Officer and Chief Operating Officer, Shiraz Kajee, our Chief Financial Officer and Treasurer, and Guy F. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest
side-by-side
with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Investment Adviser received an exemptive order that permits the Company to participate in negotiated co-investment
transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Exemptive Order”). If the Company is unable to rely on the Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Investment Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Investment Adviser.
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
We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the recent economic environment, such difference could potentially increase thereby increasing our net investment income. During the fiscal year ended December 31, 2023, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of December 31, 2023 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by six cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2023 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately six cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time to time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2023, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.06)	$0.06
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based upon criteria in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2023 based upon criteria in
Internal Control – Integrated Framework (2013)
 issued by COSO.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SLR Investment Corp.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of SLR Investment Corp. (and subsidiaries) (the Company), as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with the custodian, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Fair value of investments
As described in Notes 2 and 6 to the consolidated financial statements, the Company measures its investments at fair value. Investments are valued using a market approach, an income approach, or both approaches, as applicable. In determining the fair value of investments classified as Level 3, the Company makes subjective judgments and estimates using unobservable inputs.
We identified the assessment of the fair value of such investments as a critical audit matter. A high degree of auditor judgment was required to assess the Company’s fair value assumptions. Specifically, subjective auditor judgment was required to assess the (1) credit risk associated with the borrower and its ability to make interest and principal payments for debt investments and (2) selection of comparable companies and the financial performance multiples of such comparable companies used in the market approach for equity investments. Additionally, the involvement of valuation professionals with specialized skills and knowledge was required to assist in evaluating the Company’s fair value estimates.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to measure the fair value of investments, including controls related to the development of the above assumptions. For recently purchased investments we evaluated changes in the borrowers assessed credit risk and market yields from the purchase date to the fair value measurement date. We evaluated the Company’s ability to estimate fair value by comparing dispositions to the Company’s most recent fair value estimate prior to the disposition. We also involved valuation professionals with specialized skills and knowledge, who for certain investments, developed estimates of fair value by assessing available market information using market yields of comparable companies of similar credit risk for debt investments fair valued using an income approach, and financial performance multiples of comparable companies for equity investments fair valued using a market approach, and compared the results to the Company’s fair value estimates.

/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
New York, New York
February 27, 2024

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share amounts)

	December 31, 2023	December 31, 2022
Assets
Investments at fair value:
Companies less than 5% owned (cost: $1,260,205 and $1,312,701, respectively)	$1,271,442	$1,289,082
Companies 5% to 25% owned (cost: $60,064 and $0, respectively)	44,250	—
Companies more than 25% owned (cost: $870,128 and $821,886, respectively)	839,074	797,594
Cash	11,864	10,743
Cash equivalents (cost: $332,290 and $417,590, respectively)	332,290	417,590
Dividends receivable	11,768	11,192
Interest receivable	11,034	9,706
Receivable for investments sold	1,538	1,124
Prepaid expenses and other assets	608	664

Total assets	$2,523,868	$2,537,695

Liabilities
Debt ($1,183,250 and $1,093,200 face amounts, respectively, reported net of unamortized debt issuance costs of $5,473 and $7,202, respectively. See notes 6 and 7)	$1,177,777	$1,085,998
Payable for investments and cash equivalents purchased	332,290	417,611
Distributions payable	—	7,481
Management fee payable (see note 3)	8,027	7,964
Performance-based incentive fee payable (see note 3)	5,864	5,422
Interest payable (see note 7)	7,535	7,943
Administrative services payable (see note 3)	1,969	1,488
Other liabilities and accrued expenses	3,767	4,057

Total liabilities	$1,537,229	$1,537,964

Commitments and contingencies (see note 15)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 54,554,634 and 54,555,380 shares issued and outstanding, respectively	$546	$546
Paid-in capital in excess of par (see note 2f)	1,117,930	1,162,569
Accumulated distributable net loss (see note 2f)	(131,837)	(163,384)

Total net assets	$986,639	$999,731

Net Asset Value Per Share	$18.09	$18.33

See notes to consolidated financial statements.

11
1

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)

	Year ended December 31,
	2023	2022	2021
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$163,589	$121,491	$86,122
Companies 5% to 25% owned	2,058	—	—
Companies more than 25% owned	11,627	9,515	11,354
Dividends:
Companies less than 5% owned	—	—	133
Companies more than 25% owned	45,986	44,383	37,564
Other income:
Companies less than 5% owned	5,802	2,116	4,157
Companies 5% to 25% owned	26	—	—
Companies more than 25% owned	224	—	24

Total investment income	229,312	177,505	139,354

EXPENSES:
Management fees (see note 3)	31,661	29,982	28,277
Performance-based incentive fees (see note 3)	22,898	15,097	10,309
Interest and other credit facility expenses (see note 7)	72,507	46,087	29,876
Administrative services expense (see note 3)	5,899	5,401	5,575
Other general and administrative expenses	4,756	6,099	4,390

Total expenses	137,721	102,666	78,427

Performance-based incentive fees waived (see note 3)	(500)	(1,527)	—

Net expenses	137,221	101,139	78,427

Net investment income	$92,091	$76,366	$60,927

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$(27,602)	$(36,485)	$26
Companies more than 25% owned	(381)	—	—

Net realized gain (loss) on investments and cash equivalents	(27,983)	(36,485)	26

Net change in unrealized gain (loss) on investments:
Companies less than 5% owned	20,425	(2,909)	(10,500)
Companies 5% to 25% owned	(1,384)	—	—
Companies more than 25% owned	(6,761)	(18,630)	9,113

Net change in unrealized gain (loss) on investments	12,280	(21,539)	(1,387)

Net realized and unrealized loss on investments and cash equivalents	(15,703)	(58,024)	(1,361)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$76,388	$18,342	$59,566

EARNINGS PER SHARE (see note 5)	$1.40	$0.35	$1.41

See notes to consolidated financial statements.

11
2

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share amounts)

	Year ended December 31,
	2023	2022	2021
Increase (decrease) in net assets resulting from operations:
Net investment income	$92,091	$76,366	$60,927
Net realized gain (loss)	(27,983)	(36,485)	26
Net change in unrealized gain (loss)	12,280	(21,539)	(1,387)

Net increase in net assets resulting from operations	76,388	18,342	59,566

Distributions to stockholders (see note 8a):
From distributable earnings	(89,470)	(57,594)	(41,221)
From return of capital	—	(27,099)	(28,087)

Net distributions to stockholders	(89,470)	(84,693)	(69,308)

Capital transactions (see note 16):
Issuance of common stock	—	226,839	—
Repurchases of common stock	(10)	(3,038)	—

Net increase (decrease) in net assets resulting from capital transactions	(10)	223,801	—

Total increase (decrease) in net assets	(13,092)	157,450	(9,742)
Net assets at beginning of year	999,731	842,281	852,023

Net assets at end of year	$986,639	$999,731	$842,281

Capital share activity (see note 16):
Issuance of common stock	—	12,511,825	—
Repurchases of common stock	(746)	(217,271)	—

Net increase (decrease) from capital share activity	(746)	12,294,554	—

See notes to consolidated financial statements.

11
3

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$76,388	$18,342	$59,566
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	27,983	36,485	(26)
Net change in unrealized (gain) loss on investments	(12,280)	21,539	1,387
Deferred financing costs/market discount	2,114	2,227	2,019
(Increase) decrease in operating assets:
Purchase of investments	(774,888)	(609,645)	(596,256)
Proceeds from disposition of investments	713,643	531,389	468,532
Net accretion of discount on investments	(11,932)	(9,850)	(6,087)
Capitalization of payment-in-kind income	(11,113)	(4,282)	(7,592)
Collections of payment-in-kind income	497	1,286	1,411
Receivable for investments sold	(414)	254	(1,123)
Interest receivable	(1,328)	(3,185)	(43)
Dividends receivable	(576)	(2,164)	(1,101)
Prepaid expenses and other assets	56	(97)	4
Cash and other net assets acquired in Mergers	—	3,640	—
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(85,321)	97,570	(59,997)
Management fee payable	63	529	900
Performance-based incentive fee payable	442	3,558	1,072
Administrative services expense payable	481	(1,201)	743
Interest payable	(408)	3,451	1,076
Other liabilities and accrued expenses	(290)	1,213	414

Net Cash Provided by (Used in) Operating Activities	(76,883)	91,059	(135,101)

Cash Flows from Financing Activities:
Cash distributions paid	(96,951)	(94,539)	(69,308)
Proceeds from unsecured borrowings	—	134,914	49,936
Repayment of unsecured borrowings	(75,000)	(171,000)	—
Proceeds from secured borrowings	1,059,665	844,002	812,132
Repayments of secured borrowings	(895,000)	(696,000)	(723,500)
Repurchase of common stock	(10)	(3,038)	—

Net Cash Provided by (Used in) Financing Activities	(7,296)	14,339	69,260

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(84,179)	105,398	(65,841)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	428,333	322,935	388,776

CASH AND CASH EQUIVALENTS AT END OF YEAR	$344,154	$428,333	$322,935

Supplemental disclosure of cash flow information:
Cash paid for interest	$72,915	$42,636	$28,800
Issuance of shares in connection with the Mergers (1)	—	226,839	—

(1)	On April 1, 2022, in connection with the Mergers (as defined in Note 1 “Organization”), the Company acquired net assets of $244,691 for the total stock consideration of $226,839.
See notes to consolidated financial statements.

11
4

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)		Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 129.5%
First Lien Bank Debt/Senior Secured Loans
Accession Risk Management Group, Inc. (f/k/a RSC Acquisition, Inc.)	Insurance	S+550		0.75%	11.00%	4/1/2022	11/1/2029	$6,958	$6,932	$6,932
Aegis Toxicology Sciences Corporation(16)	Health Care Providers & Services	S+550		1.00%	11.13%	5/7/2018	5/9/2025	13,360	13,188	13,360
Alkeme Intermediary Holdings, LLC	Insurance	S+650		1.00%	11.96%	9/20/2023	10/28/2026	8,514	8,277	8,514
All States Ag Parts, LLC(16)	Trading Companies & Distributors	S+600		1.00%	11.61%	4/1/2022	9/1/2026	2,063	2,036	2,063
Atria Wealth Solutions, Inc.(16)	Diversified Financial Services	S+650		1.00%	11.97%	9/14/2018	5/31/2024	16,243	16,159	16,243
Basic Fun, Inc.(16)	Specialty Retail	S+650		1.00%	12.14%	10/30/2020	7/2/2024	2,150	2,145	2,150
BayMark Health Services, Inc.(16)	Health Care Providers & Services	S+500		1.00%	10.61%	4/1/2022	6/11/2027	8,265	8,016	8,265
Bayside Opco, LLC(27)	Healthcare Providers & Services	S+725	(11)	1.00%	12.75%	5/31/2023	5/31/2026	19,415	19,415	19,415
Bayside Parent, LLC(27)	Healthcare Providers & Services	S+1000	(11)	1.00%	15.50%	5/31/2023	5/31/2026	5,153	5,153	5,153
BDG Media, Inc.	Media	P+525		5.50%	13.75%	7/18/2022	7/31/2025	7,854	7,854	7,854
CC SAG Holdings Corp. (Spectrum Automotive)(16)	Diversified Consumer Services	S+575		0.75%	11.22%	6/29/2021	6/29/2028	30,510	30,031	30,510
Copper River Seafoods, Inc.	Food Products	P+275		—	11.25%	12/1/2023	4/23/2025	4,949	4,949	4,949
Crewline Buyer, Inc.	IT Services	S+675		1.00%	12.10%	11/8/2023	11/8/2030	5,084	4,958	4,957
CVAUSA Management, LLC(16)	Health Care Providers & Services	S+650		1.00%	11.74%	5/22/2023	5/22/2029	17,366	16,873	17,366
DeepIntent, Inc.	Media	P+175		—	10.25%	12/1/2023	3/25/2025	21,067	21,067	21,067
Enhanced Permanent Capital, LLC(3)	Capital Markets	S+700		1.00%	12.44%	12/29/2020	12/29/2025	42,521	41,864	42,521
ENS Holdings III Corp. & ES Opco USA LLC (Bluefin)(16)	Trading Companies & Distributors	S+475		1.00%	10.20%	4/1/2022	12/31/2025	4,505	4,398	4,505
Exactcare Parent, Inc.	Health Care Providers & Services	S+650		1.00%	11.89%	11/3/2023	11/5/2029	3,228	3,140	3,139
Fertility (ITC) Investment Holdco, LLC	Health Care Providers & Services	S+650		1.00%	11.97%	1/4/2023	1/3/2029	22,596	22,000	22,596
Foundation Consumer Brands, LLC(16)	Personal Products	S+625		1.00%	11.79%	2/12/2021	2/12/2027	26,726	26,181	26,726
GSM Acquisition Corp.	Leisure Equipment & Products	S+500		1.00%	10.47%	4/1/2022	11/16/2026	2,371	2,296	2,371

See notes to consolidated financial statements.

11
5

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Higginbotham Insurance Agency, Inc.(16)	Insurance	S+550	1.00%	10.96%		4/1/2022	11/25/2028	$21,210	$21,210	$21,210
Human Interest Inc	Internet Software & Services	S+785	1.00%	13.19%		6/30/2022	7/1/2027	20,104	19,943	20,104
iCIMS, Inc.	Software	S+725	0.75%	12.10	% (26)	8/18/2022	8/18/2028	31,059	30,642	31,059
Kaseya, Inc.(16)	Software	S+600	0.75%	10.86	% (14)	6/22/2022	6/23/2029	24,519	24,215	24,519
Kid Distro Holdings, LLC (Distro Kid)(16)	Software	S+550	1.00%	11.00%		9/24/2021	10/1/2027	20,207	19,934	20,207
Kingsbridge Holdings, LLC(2) .	Multi-Sector Holdings	S+700	1.00%	12.52%		12/21/2018	12/21/2024	96,000	95,897	96,000
Logix Holding Company, LLC(16)	Communications Equipment	P+475	1.00%	13.25%		9/14/2018	12/22/2024	14,009	13,613	13,729
Luxury Asset Capital, LLC(16)	Thrifts & Mortgage Finance	S+675	1.00%	12.21%		7/15/2022	7/15/2027	30,500	30,032	30,500
Maxor Acquisition, Inc.(16)	Health Care Providers & Services	S+675	1.00%	12.48%		3/1/2023	3/1/2029	17,604	17,128	17,604
Medrina, LLC	Health Care Providers & Services	S+625	1.00%	11.67%		10/20/2023	10/20/2029	2,410	2,351	2,350
NSPC Intermediate Corp. (National Spine)	Health Care Providers & Services	S+800	1.00%	13.53%		4/1/2022	2/13/2026	2,216	2,143	2,216
One Touch Direct, LLC.	Commercial Services & Supplies	P+75	—	9.25%		12/1/2023	3/31/2025	4,915	4,915	4,915
ONS MSO, LLC	Health Care Providers & Services	S+625	1.00%	11.62%		2/10/2023	7/8/2026	28,110	27,454	28,110
Orthopedic Care Partners Management, LLC	Health Care Providers & Services	S+650	1.00%	12.11%		8/17/2022	5/16/2024	5,488	5,470	5,488
Peter C. Foy & Associates Insurance Services, LLC(16)	Insurance	S+600	0.75%	11.47%		4/1/2022	11/1/2028	16,877	16,636	16,539
Pinnacle Treatment Centers, Inc.(16)	Health Care Providers & Services	S+650	1.00%	11.86%		1/22/2020	1/2/2026	22,687	22,405	22,687
Plastics Management, LLC(16)	Health Care Providers & Services	S+500	1.00%	10.45%		4/1/2022	8/18/2027	17,140	16,488	17,140
Retina Midco, Inc.(16)	Health Care Providers & Services	S+575	1.00%	11.38%		12/18/2023	1/31/2026	28,146	27,592	27,583
RQM+ Corp.(16)	Life Sciences Tools & Services	S+575	1.00%	11.36%		8/20/2021	8/12/2026	23,636	23,327	23,636
RxSense Holdings LLC(16)	Diversified Consumer Services	S+500	1.00%	10.48%		4/1/2022	3/13/2026	2,656	2,573	2,656
SCP Eye Care, LLC	Health Care Providers & Services	S+575	1.00%	11.17%		10/6/2022	10/5/2029	10,015	9,728	10,015
SHO Holding I Corporation (Shoes for Crews)(16)	Footwear	S+523	1.00%	10.87%		4/1/2022	4/27/2024	5,658	5,557	5,092

See notes to consolidated financial statements.

11
6

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)		Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+625		1.00%	11.72%	6/3/2022	1/27/2026	$15,545	$15,300	$15,545
SPAR Marketing Force, Inc	Media	P+190		—	10.40%	12/1/2023	10/10/2024	8,461	8,461	8,461
Stryten Resources LLC	Auto Parts & Equipment	S+800		1.00%	13.47%	8/11/2021	10/12/2026	25,659	25,341	26,044
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	S+550		0.75%	10.96%	6/16/2021	6/16/2028	14,982	14,676	14,982
TAUC Management, LLC(16)	Health Care Providers & Services	P+450		1.00%	13.00%	4/1/2022	2/12/2027	6,891	6,646	6,409
The Townsend Company, LLC(16)	Commercial Services & Supplies	S+625		1.00%	11.61%	8/17/2023	8/15/2029	10,276	10,030	10,276
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+600		1.00%	11.50%	4/1/2022	12/31/2026	3,808	3,663	3,808
Ultimate Baked Goods Midco LLC (Rise Baking)(16)	Packaged Foods & Meats	S+625		1.00%	10.96%	8/12/2021	8/13/2027	26,359	25,811	26,095
United Digestive MSO Parent, LLC	Health Care Providers & Services	S+675		1.00%	12.25%	3/30/2023	3/30/2029	9,812	9,544	9,812
Urology Management Holdings, Inc	Health Care Providers & Services	S+650		1.00%	11.93%	2/7/2023	6/15/2026	9,205	8,983	9,136
UVP Management, LLC	Health Care Providers & Services	S+625		1.00%	11.75%	9/18/2023	9/15/2025	16,922	16,550	16,499
Vessco Midco Holdings, LLC	Water Utilities	P+350		1.00%	12.00%	4/1/2022	11/2/2026	15	15	15
WCI-BXC Purchaser, LLC	Distributors	S+625		1.00%	11.64%	11/6/2023	11/6/2030	2,904	2,833	2,832
West-NR Parent, Inc.(16)	Insurance	S+625		1.00%	11.70%	8/1/2023	12/27/2027	9,015	8,848	9,015

Total First Lien Bank Debt/Senior Secured Loans									$862,886	$872,944

Second Lien Asset-Based Senior Secured Loans
AMF Levered II, LLC	Diversified Financial Services	S+705		1.00%	12.52%	12/24/2021	8/21/2028	29,925	$29,474	$29,326
FGI Worldwide LLC	Diversified Financial Services	S+650		1.00%	11.86%	4/17/2023	4/17/2028	8,206	8,023	8,206

									$37,497	$37,532

Second Lien Bank Debt/Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975	(11)	1.00%	—	12/23/2013	10/12/2026	15,654	$12,297	$7,827

See notes to consolidated financial statements.

11
7

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.(16)	Pharmaceuticals	S+515	4.60%	10.50%		12/31/2019	5/1/2028	$34,738	$34,945	$37,274
Arcutis Biotherapeutics, Inc.(3)	Pharamceuticals	S+745	0.10%	12.90%		12/22/2021	1/1/2027	66,849	68,169	68,186
Ardelyx, Inc.(3)	Pharmaceuticals	S+795	1.00%	13.32%		2/23/2022	3/1/2027	17,228	17,306	17,766
BridgeBio Pharma, Inc.(3)	Biotechnology	—	—	9.00	% (22)	11/17/2021	11/17/2026	40,753	40,567	40,854
Cerapedics, Inc.	Biotechnology	S+620	2.75%	11.55%		12/27/2022	1/1/2028	36,156	36,260	36,156
Glooko, Inc.(16)	Health Care Technology	S+790	0.10%	13.35%		9/30/2021	10/1/2026	9,927	10,010	10,373
Meditrina, Inc.	Health Care Equipment & Supplies	S+550	3.45%	10.85%		12/20/2022	12/1/2027	3,367	3,374	3,401
Neuronetics, Inc.(16)	Health Care Equipment & Supplies	S+565	3.95%	11.00%		3/2/2020	3/29/2028	30,878	30,921	30,878
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	S+580	5.31%	11.25%		7/30/2018	11/1/2025	24,500	24,874	24,623
Outset Medical, Inc.(3)(16)	Health Care Equipment & Supplies	S+515	2.75%	10.50%		11/3/2022	11/1/2027	44,727	44,837	44,839
Vapotherm, Inc.	Health Care Equipment & Supplies	S+930	1.00%	14.75	% (24)	2/18/2022	2/1/2027	37,670	38,094	38,235
Vertos Medical, Inc.	Health Care Equipment & Supplies	S+515	4.75%	10.50%		6/14/2023	7/1/2028	6,651	6,604	6,651

Total First Lien Life Science Senior Secured Loans									$355,961	$359,236

Total Senior Secured Loans									$1,268,641	$1,277,539

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 26.0%
A&A Crane and Rigging, LLC (10)	Commercial Services & Supplies	7.78%	3/27/2023	3/27/2028	$69	$69	$69
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-9.64%	2/12/2021	3/1/2025-11/1/2026	1,345	1,343	1,343
AFG Dallas III, LLC (10)	Diversified Consumer Services	10.00-11.29%	8/11/2022	8/11/2026-3/1/2027	1,099	1,099	1,099
Air Methods Corporation (10)	Airlines	7.08-7.13%	11/3/2021	11/3/2026-11/23/2026	3,103	3,142	3,103
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	10/15/2024	381	381	385
Bazzini, LLC (10)	Food & Staples Retailing	10.46%	12/23/2022	1/1/2028	1,985	2,043	1,985
Boart Longyear Company (10)	Metals & Mining	8.31-10.44%	5/28/2020	7/1/2024-10/7/2026	2,447	2,447	2,447
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/1/2022	7/1/2026	114	114	114
C-Port/Stone LLC (10)	Oil, Gas & Consumable Fuels	8.54%	10/7/2022	11/1/2027	6,247	6,098	6,060

See notes to consolidated financial
statements
.

11
8

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing (continued)
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	6/22/2026	$1,242	$1,242	$1,242
Carolina’s Contracting, LLC (10)	Diversified Consumer Services	8.40-8.72%	3/7/2023	3/7/2028-5/18/2028	3,523	3,554	3,523
CKD Holdings, Inc. (10)	Road & Rail	8.10-8.60%	9/22/2022	3/22/2026-9/22/2027	2,863	2,863	2,863
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	9.36-13.01%	5/27/2021	4/1/2025-5/1/2028	6,461	6,461	6,461
Complete Equipment Rentals, LLC (10)	Commercial Services & Supplies	6.75-7.15%	3/23/2023	4/1/2028-6/1/2028	1,837	1,810	1,806
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	1,266	1,277	1,266
Double S Industrial Contractors, Inc. (10)	Commercial Services & Supplies	8.60%	7/28/2023	8/1/2027	112	112	112
Drillers Choice, Inc. (10)	Commercial Services & Supplies	8.00-10.08%	10/31/2022	11/1/2027-6/1/2029	1,873	1,875	1,873
Energy Drilling Services, LLC (10)	Diversified Consumer Services	6.58-9.16%	8/26/2022	11/9/2025-9/1/2027	1,076	1,076	1,076
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	4,564	4,585	4,564
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	8.37%	4/27/2018	4/27/2025	3,381	3,381	3,296
Extreme Steel Crane & Rigging, LLC (10)	Commercial Services & Supplies	9.52%	3/3/2023	3/3/2027	847	854	847
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50-9.02%	10/28/2021	10/1/2026-3/1/2027	2,279	2,281	2,279
First National Capital, LLC (10)	Diversified Financial Services	9.00%	11/5/2021	7/1/2026	5,290	5,290	5,290
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	1/4/2024	25	25	25
GMT Corporation (10)	Machinery	10.71%	10/23/2018	1/1/2026	3,813	3,816	3,813
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/8/2021	11/1/2025	689	689	689
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%	11/15/2018	5/1/2024-9/1/2025	153	153	149
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	3,787	3,801	3,711
Kool Pak, LLC (10)	Road & Rail	8.58%	2/5/2018	3/1/2024	29	29	29
Loc Performance Products, LLC (10)	Machinery	10.50%	12/29/2022	6/1/2027	636	636	636
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/2024-9/25/2024	7,500	7,500	7,361
Lux Credit Consultants, LLC (10)	Road & Rail	8.28-12.09%	6/17/2021	12/1/2024-12/1/2026	10,911	10,911	10,911
Lux Vending, LLC (10)	Consumer Finance	12.46-13.26%	8/20/2021	8/20/2024-11/1/2024	632	636	632

See notes to consolidated financial statements.

11
9

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing (continued)
Miranda Logistics Enterprise, Inc. (10)	Construction & Engineering	7.69%	4/14/2023	4/14/2028	$787	$787	$787
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	2/28/2025	248	247	248
Nimble Crane LLC (10)	Commercial Services & Supplies	9.18%	7/13/2023	7/13/2028	934	934	934
No Limit Construction Services, LLC (10)	Commercial Services & Supplies	7.73%	5/5/2023	6/1/2028	118	118	118
Ozzies, Inc. (10)	Commercial Services & Supplies	10.72%	12/23/2022	1/1/2027	1,621	1,668	1,621
PCX Aerostructures LLC (10)	Aerospace & Defense	9.32%	11/23/2022	12/1/2028	2,311	2,311	2,311
Rane Light Metal Castings Inc. (10)	Machinery	10.00%	6/1/2020	6/1/2024	56	56	56
Rango, Inc. (10)	Commercial Services & Supplies	9.33%	9/24/2019	11/1/2024	573	583	563
Rayzor’s Edge LLC (10)	Diversified Consumer Services	7.69-8.27%	5/19/2023	5/18/2030-6/30/2030	711	711	711
RH Land Construction, LLC & Harbor Dredging LA, Inc. (10)	Construction & Engineering	8.08%	5/10/2023	5/10/2026	114	114	114
Royal Express Inc. (10)	Road & Rail	9.53%	1/17/2019	2/1/2024	148	148	148
Rotten Rock Hardscaping & Tree Service (10)	Diversified Consumer Services	8.21%	12/6/2022	12/6/2027	204	204	204
Rutt Services, LLC (10)	Commercial Services & Supplies	8.95%	8/11/2023	8/11/2030	1,176	1,179	1,176
Signet Marine Corporation (10)	Transportation Infrastructure	8.50%	10/31/2022	10/1/2029	12,272	12,310	12,272
SLR Equipment Finance(2)	Multi-Sector Holdings	8.50%	1/24/2022	1/27/2024	3,850	3,850	3,850
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82-8.61%	6/30/2022	9/15/2026-6/27/2030	5,945	5,945	5,945
ST Coaches, LLC (10)	Road & Rail	8.50%	7/31/2017	1/25/2025	583	583	583
Star Coaches Inc. (10)	Road & Rail	8.42%	3/9/2018	4/1/2025	2,327	2,327	2,211
Superior Transportation, Inc. (10)	Road & Rail	10.22-10.63%	7/31/2017	1/1/2026	2,279	2,279	2,279
The Smedley Company & Smedley Services, Inc. (10)..	Commercial Services & Supplies	4.07%	7/31/2017	1/15/2028	1,397	1,397	1,270
Trinity Equipment, Inc. (10)	Commercial Services & Supplies	8.78-8.93%	5/4/2023	5/4/2028-5/19/2028	1,345	1,345	1,345
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-8.75%	10/8/2021	11/1/2024-12/1/2026	361	361	361
U.S. Crane & Rigging, LLC (10)	Commercial Services & Supplies	8.73%-10.92%	12/23/2022	3/1/2027-9/1/2028	2,574	2,574	2,574
Up Trucking Services, LLC (10)	Road & Rail	11.21%	3/23/2018	8/1/2024	208	209	208

See notes to consolidated financial statements.

1
20

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing (continued)
Waste Pro of Florida, Inc. & Waste Pro USA, Inc. (10)	Commercial Services & Supplies	9.17%	4/18/2023	4/18/2028	$8,915	$9,057	$8,915
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%	7/31/2019	8/1/2024-10/5/2025	311	311	311
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	210	210	206
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32-9.93%	9/23/2022	9/23/2027-8/16/2028	3,053	3,097	3,053
Zamborelli Enterprises Pacific Souther n Foundation (10)	Diversified Consumer Services	8.91%	12/7/2022	1/1/2027	566	570	566
					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings		7/31/2017		200	145,000	120,820

Total Equipment Financing						$282,078	$256,819

					Par Amount
Preferred Equity – 0.4%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00% (11)	6/8/2012	6/30/2025	—	$5,178	$3,801

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—62.5%
Assertio Holdings, Inc. (8)*	Pharmaceuticals	7/31/2023	12,510	$51	$13
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	2,932	36	—
Bayside Parent, LLC (27)*	Health Care Providers & Services	5/31/2023	6,526	11,411	3,815
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	45
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	80
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	260,000	129	327
KBH Topco LLC (Kingsbridge) (2)(5)(18).	Multi-Sector Holdings	11/3/2020	73,500,000	136,596	142,000
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2022	29,366	23	19
NSPC Holdings, LLC (National Spine) *	Health Care Providers & Services	2/13/2023	207,043	657	—
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	469,353	235	268
SLR-AMI Topco Blocker, LLC (15)(27)*	Internet & Catalog Retail	6/16/2023	—	24,085	15,867
SLR Business Credit (2)(3)(19)	Diversified Financial Services	4/1/2022	100	81,583	90,370
SLR Credit Solutions (2)(3)(20)	Diversified Financial Services	12/28/2012	280,303	80,737	284,000

See notes to consolidated financial statements.

12
1

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants (continued)
SLR Healthcare ABL (2)(3)(21)	Diversified Financial Services	4/1/2022	32,839	$34,335	$35,850
SLR Senior Lending Program LLC (2)(3)(25)	Asset Management	12/1/2022	—	42,875	43,899
SLR Healthcare ABL (2)(3)(21)	Diversified Financial Services	4/1/2022	32,839	34,335	35,850
Vapotherm, Inc. Warrants*	Health Care Equipment & Supplies	2/18/2022	78,287	319	3
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	2,230	152	—
Vertos Medical, Inc. Warrants*	Health Care Equipment & Supplies	6/14/2023	161,761	51	51

Total Common Equity/Equity Interests/Warrants				$634,500	$616,607

Total Investments (6) — 218.4%				$2,190,397	$2,154,766

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 33.7%
U.S. Treasury Bill	Government	12/29/2023	2/27/2024	$335,000	$332,290	$332,290

Total Investments & Cash Equivalents — 252.1%					$2,522,687	$2,487,056
Liabilities in Excess of Other Assets — (152.1%)						(1,500,417)

Net Assets — 100.0%						$986,639

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of December 31, 2023.

(2)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2023 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2022	Gross Additions	Gross Reductions	Realized Loss	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2023	Interest/ Dividend/ Other Income
Equipment Operating Leases, LLC	$3,741	$—	$(456)	$—	$11	$3,296	$304
Kingsbridge Holdings, LLC	80,000	16,000	—	—	(96)	96,000	10,320
KBH Topco, LLC (Kingsbridge)	148,444	—	—	—	(6,444)	142,000	13,125
Loyer Capital LLC	7,361	—	—	—	—	7,361	755
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)..	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, warrants)..	—	—	—	(381)	381	—	—
RD Holdco, Inc. (debt)	6,521	506	—	—	800	7,827	—
SLR Business Credit	89,370	—	—	—	1,000	90,370	7,000

See notes to consolidated financial statements.

12
2

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2023
(in thousands, except share/unit amounts)

Name of Issuer	Fair Value at December 31, 2022	Gross Additions	Gross Reductions	Realized Loss	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2023	Interest/ Dividend/ Other Income
SLR Credit Solutions	288,760	—	—	—	(4,760)	284,000	20,000
SLR Equipment Finance (equity)	120,820	—	—	—	—	120,820	—
SLR Equipment Finance (debt)	5,000	3,850	(5,000)	—	—	3,850	248
SLR Healthcare ABL	34,350	—	—	—	1,500	35,850	4,360
SLR Senior Lending Program LLC	9,426	33,375	—	—	1,098	43,899	1,474
SOINT, LLC	3,801	251	—	—	(251)	3,801	251

	$797,594	$53,982	$(5,456)	$(381)	$(6,761)	$839,074	$57,837

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on
investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2023, on a fair value basis, non-qualifying
assets in the portfolio represented 26.6% of the total assets of the Company.

(4)	The Company’s investment in SOINT, LLC includes a one dollar investment in common shares.
(5)	Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $2,567; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $97,678 and $95,111, respectively, based on a tax cost of $2,152,199. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(7)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(8)	Denotes a Level 1 investment.
(9)	SLR Equipment Finance is held through NEFCORP LLC, a wholly-owned consolidated taxable subsidiary and NEFPASS LLC, a wholly-owned consolidated subsidiary.
(10)	Indicates an investment that is wholly held by the Company through NEFPASS LLC.
(11)	Interest is paid in kind (“PIK”).
(12)	Denotes a subsidiary of SLR Equipment Finance.
(13)	OmniGuide Holdings, Inc., Domain Surgical, Inc. and OmniGuide, Inc. are co-borrowers.
(14)	Kaseya, Inc. may elect to defer up to 2.50% of the coupon as PIK.
(15)
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

See notes to consolidated financial statements.

12
3

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2023
(in thousands, except share/unit amounts)

(18)	See note 12 to the consolidated financial statements.
(19)	See note 14 to the consolidated financial statements.
(20)	See note 10 to the consolidated financial statements.
(21)	See note 13 to the consolidated financial statements.
(22)	BridgeBio Pharma, Inc. may elect to defer up to 3.00% of the coupon as PIK.
(23)	The Company became an Affiliated Person to Bayside Opco, LLC and Bayside Parent, LLC on May 31, 2023 and to Amerimark Intermediate Holdings, LLC and SLR- AMI Topco Blocker, LLC on June 16, 2023.
(24)	Vapotherm, Inc. may elect to defer up to 9.00% of the coupon as PIK.
(25)	See note 18 to the consolidated financial statements.
(26)	iCIMS, Inc. may elect to defer up to 3.875% of the coupon as PIK.
(27)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2023 (beginning with the date at which the Company became an Affiliated Person) in these affiliated investments are as follows:

Name of Issuer	Fair Value at Date of Affiliation(23)	Gross Additions		Gross Reductions		Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2023	Interest Income
Oldco AI, LLC (f/k/a AmeriMark)	$—	$1,270		$(1,270)		$—	$—	$—	$194
Oldco AI, LLC (f/k/a AmeriMark)	9,371	—		(17,070	) a	—	7,699	—	—
Bayside Opco, LLC	846	21		(867)		—	—	—	44
Bayside Opco, LLC	18,224	1,191		—		—	—	19,415	1,399
Bayside Parent, LLC (loan)	4,773	380		—		—	—	5,153	447
Bayside Parent, LLC (equity)	4,681	—		—		—	(866)	3,815	—
SLR-AMI Topco Blocker, LLC	7,014	17,070	a	—		—	(8,217)	15,867	—

	$44,909	$19,932		$(19,207)		$ —	$(1,384)	$44,250	$2,084

a	Includes contribution of basis from Oldco AI, LLC to SLR-AMI Topco Blocker, LLC.
*	Non-income producing security.
**	Investment is on non-accrual status.

See notes to consolidated financial statements.

12
4

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2023
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2023
Diversified Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	21.9%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	17.3%
Health Care Providers & Services	13.2%
Health Care Equipment & Supplies	7.6%
Pharmaceuticals	5.7%
Biotechnology	3.6%
Software	3.5%
Insurance	2.9%
Diversified Consumer Services	2.3%
Commercial Services & Supplies	2.2%
Asset Management	2.1%
Capital Markets	2.0%
Media	1.7%
Thrifts & Mortgage Finance	1.4%
Personal Products	1.3%
Packaged Foods & Meats	1.2%
Auto Parts & Equipment	1.2%
Road & Rail	1.1%
Life Sciences Tools & Services	1.1%
Internet Software & Services	0.9%
Internet & Catalog Retail	0.7%
Transportation Infrastructure	0.7%
Communications Equipment	0.7%
Health Care Technology	0.5%
Trading Companies & Distributors	0.5%
Hotels, Restaurants & Leisure .	0.3%
Aerospace & Defense	0.3%
Oil, Gas & Consumable Fuels.	0.3%
Footwear	0.2%
Auto Components	0.2%
IT Services	0.2%
Food Products	0.2%
Machinery	0.2%
Airlines	0.2%
Distributors	0.1%
Metals & Mining	0.1%
Leisure Equipment & Products	0.1%
Specialty Retail	0.1%
Food & Staples Retailing	0.1%
Construction & Engineering	0.1%
Consumer Finance	0.0%
Energy Equipment & Services	0.0%
Water Utilities	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

12
5

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

See notes to consolidated financial statements.

12
6

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Human Interest Inc	Internet Software & Services	S+785	1.00%	11.97%		6/30/2022	7/1/2027	$20,104	$19,783	$20,104
iCIMS, Inc.	Software	S+725	0.75%	11.52	% (26)	8/18/2022	8/18/2028	32,084	31,548	31,522
Ivy Fertility Services, LLC	Health Care Providers & Services	L+625	1.00%	10.39%		12/22/2021	2/25/2026	30,092	29,415	30,393
Kaseya, Inc.(16)	Software	S+575	0.75%	10.33%		6/22/2022	6/23/2029	32,426	31,966	32,426
Kid Distro Holdings, LLC (Distro Kid)(16)	Software	L+575	1.00%	10.48%		9/24/2021	10/1/2027	26,452	26,015	26,452
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700	1.00%	10.75%		12/21/2018	12/21/2024	80,000	79,800	80,000
KORE Wireless Group, Inc.(16)	Wireless Telecommunication Services	S+550	—	10.08%		12/21/2018	12/21/2024	23,588	23,123	23,588
Logix Holding Company, LLC(16)	Communications Equipment	L+575	1.00%	10.13%		9/14/2018	12/22/2024	14,009	13,246	13,449
Luxury Asset Capital, LLC(16)	Thrifts & Mortgage Finance	S+675	1.00%	10.99%		7/15/2022	7/15/2027	27,500	26,991	27,500
Maurices, Incorporated(16)	Specialty Retail	S+675	1.00%	8.74%		8/27/2021	6/1/2024	7,808	7,678	7,808
Montefiore Nyack Hospital	Health Care Providers & Services	L+495	—	9.72%		8/9/2022	11/15/2024	3,966	3,966	3,966
NAC Holdings Corporation (Jaguar)(16)	Insurance	S+525	1.00%	9.45%		7/30/2021	9/28/2024	28,603	28,214	28,603
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+500	1.00%	7.31%		4/1/2022	6/2/2024	2,681	2,564	2,547
One Touch Direct, LLC	Commercial Services & Supplies	P+75	—	8.25%		4/3/2020	3/30/2024	4,431	4,431	4,431
Orthopedic Care Partners Management, LLC	Health Care Providers & Services	S+650	1.00%	10.91%		8/17/2022	5/16/2024	3,111	3,092	3,111
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	S+625	1.00%	10.67%		8/19/2022	12/4/2024	1,327	1,309	1,313
Peter C. Foy & Associates Insurance Services, LLC	Insurance	S+600	0.75%	10.44%		4/1/2022	11/1/2028	10,854	10,699	10,854
PhyNet Dermatology LLC	Health Care Providers & Services	S+625 (15)	1.00%	9.81%		9/5/2018	8/16/2024	14,458	14,420	14,458
Pinnacle Treatment Centers, Inc.(16)	Health Care Providers & Services	S+650	1.00%	10.57%		1/22/2020	1/2/2026	27,997	27,528	27,367
Plastics Management, LLC(16)	Health Care Providers & Services	S+500	1.00%	9.89%		4/1/2022	8/18/2027	9,491	9,161	9,491
PPT Management Holdings, LLC(16)	Health Care Providers & Services	L+850 (11)	1.00%	12.83%		9/14/2018	1/30/2023	32,163	31,987	25,827
RQM+ Corp.(16)	Life Sciences Tools & Services	S+575	1.00%	10.97%		8/20/2021	8/12/2026	26,823	26,455	26,823
RSC Acquisition, Inc.(16)	Insurance	S+550	0.75%	9.26%		4/1/2022	11/1/2026	6,985	6,813	6,985
RxSense Holdings LLC(16)	Diversified Consumer Services	L+500	1.00%	9.41%		4/1/2022	3/13/2026	11,775	11,357	11,775

See notes to consolidated financial statements.

12
7

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
SCP Eye Care, LLC	Health Care Providers & Services	S+575	1.00%	9.46%	10/6/2022	10/5/2029	$8,314	$8,050	$8,044
SHO Holding I Corporation (Shoes for Crews)(16)	Footwear	L+523	1.00%	9.66%	4/1/2022	4/27/2024	5,704	5,361	5,419
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+600	1.00%	10.77%	6/3/2022	1/27/2026	1,399	1,387	1,399
SPAR Marketing Force, Inc	Media	P+95	—	8.45%	7/18/2022	10/10/2024	9,162	9,162	9,162
Stryten Resources LLC	Auto Parts & Equipment	S+800	1.00%	12.44%	8/11/2021	10/12/2026	25,922	25,506	25,922
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	L+575	0.75%	10.48%	6/16/2021	6/16/2028	24,953	24,446	24,953
TAUC Management, LLC(16)	Health Care Providers & Services	L+525	1.00%	9.98%	4/1/2022	2/12/2027	6,899	6,585	6,864
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+550	1.00%	10.14%	4/1/2022	12/31/2026	9,996	9,527	9,996
Ultimate Baked Goods Midco LLC (Rise Baking)(16)	Packaged Foods & Meats	L+650	1.00%	10.88%	8/12/2021	8/13/2027	24,789	24,038	24,789
Vessco Midco Holdings, LLC(16)	Water Utilities	L+450	1.00%	7.87%	4/1/2022	11/2/2026	1,728	1,668	1,728
World Insurance Associates, LLC(16)	Insurance	S+575	1.00%	9.31%	4/1/2022	4/1/2026	31,624	30,785	30,359

Total First Lien Bank Debt/Senior Secured Loans								$912,558	$886,513

Second Lien Asset-Based Senior Secured Loans
ACRES Commercial Mortgage, LLC	Diversified Financial Services	S+705	1.00%	11.38%	12/24/2021	8/21/2028	29,925	$29,398	$29,925

Second Lien Bank Debt/Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975 (11)	1.00%	—	12/23/2013	10/12/2026	13,043	$11,791	$6,521

See notes to consolidated financial statements.

12
8

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.(16)	Pharmaceuticals	L+765	1.78%	11.82%	12/31/2019	7/1/2024	$23,159	$23,894	$24,433
Apeel Technology, Inc.	Biotechnology	S+625	1.00%	8.75%	6/29/2022	6/1/2027	3,643	3,620	3,643
Arcutis Biotherapeutics, Inc.(3)	Pharamceuticals	L+745	0.10%	11.62%	12/22/2021	1/1/2027	66,849	67,077	67,685
Ardelyx, Inc.(3)	Pharmaceuticals	L+795	0.10%	12.12%	2/23/2022	3/1/2027	9,475	9,437	9,499
BridgeBio Pharma, Inc.(3)	Biotechnology	—	—	9.00% (22)	11/17/2021	11/17/2026	39,839	39,340	39,839
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	11.42%	6/28/2019	1/1/2024	11,844	12,372	12,555
Cerapedics, Inc.	Biotechnology	S+620	2.75%	10.52%	12/27/2022	1/1/2028	26,939	26,874	26,872
Glooko, Inc.(16)	Health Care Technology	L+790	0.10%	12.07%	9/30/2021	10/1/2026	15,883	15,867	15,922
Meditrina, Inc.	Health Care Equipment & Supplies	S+550	3.45%	9.82%	12/20/2022	12/1/2027	3,367	3,338	3,359
Neuronetics, Inc.(16)	Health Care Equipment & Supplies	L+765	1.66%	11.82%	3/2/2020	2/28/2025	18,012	18,450	19,003
OmniGuide Holdings, Inc. (13).	Health Care Equipment & Supplies	L+1405	0.10%	18.22% (23)	7/30/2018	7/1/2023	19,201	19,380	19,777
Outset Medical, Inc.(3)	Health Care Equipment & Supplies	S+515	2.75%	9.33%	11/3/2022	11/1/2027	35,084	34,880	34,820
Spectrum Pharmaceuticals, Inc.(16)	Biotechnology	S+570	2.30%	9.88%	9/21/2022	9/1/2027	10,525	10,406	10,420
Vapotherm, Inc.	Health Care Equipment & Supplies	S+830	1.00%	12.58% (24)	2/18/2022	2/1/2027	34,455	34,270	34,628

Total First Lien Life Science Senior Secured Loans								$319,205	$322,455

Total Senior Secured Loans								$1,272,952	$1,245,414

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 26.6%
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-9.64%	2/12/2021	3/1/2025-12/1/2026	$2,264	$2,262	$2,262
AFG Dallas III, LLC (10)	Diversified Consumer Services	10.00%	8/11/2022	8/11/2026-8/29/2026	1,036	1,036	1,036
Air Methods Corporation (10)	Airlines	7.08-7.13%	11/3/2021	11/3/2026-11/23/2026	3,600	3,660	3,600

See notes to consolidated financial statements.

12
9

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing (continued)
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	9/15/2024	$1,059	$1,059	$1,069
Bazzini, LLC (10)	Food & Staples Retailing	10.46%	12/23/2022	1/1/2028	2,365	2,440	2,365
Boart Longyear Company (10)	Metals & Mining	8.31-10.44%	5/28/2020	7/1/2024-10/7/2026	4,568	4,568	4,568
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/1/2022	8/1/2026	153	153	153
C-Port/Stone LLC (10)	Oil, Gas & Consumable Fuels	8.54%	10/7/2022	11/1/2027	6,708	6,514	6,507
Capital City Jet Center, Inc. (10)	Airlines	10.00%	4/4/2018	10/4/2023-6/22/2026	2,241	2,241	2,214
Champion Air, LLC (10)	Airlines	10.00%	3/19/2018	1/1/2023	1,055	1,055	1,055
CKD Holdings, Inc. (10)	Road & Rail	8.10-8.60%	9/22/2022	3/22/2026-9/22/2027	3,690	3,690	3,690
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	9.36-13.01%	5/27/2021	4/1/2025-1/1/2028	6,539	6,539	6,539
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	1,828	1,849	1,828
Drillers Choice, Inc. (10)	Commercial Services & Supplies	8.00%	10/31/2022	11/1/2027	1,589	1,589	1,589
EasyPak, LLC (10)	Containers & Packaging	9.01%	1/6/2021	1/1/2024	276	276	276
Energy Drilling Services, LLC (10)	Diversified Consumer Services	6.58-9.16%	8/26/2022	12/9/2025-9/1/2027	1,321	1,321	1,295
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	5,270	5,300	5,270
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	8.37%	4/27/2018	4/27/2025	3,837	3,837	3,741
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50-9.02%	10/28/2021	10/1/2026-3/1/2027	2,938	2,941	2,938
First National Capital, LLC. (10)	Diversified Financial Services	9.00%	11/5/2021	8/1/2026	7,116	7,116	7,116
Freightsol LLC (10)	Road & Rail	12.51-12.89%	4/9/2019	11/1/2023	779	784	779
Garda CL Technical Services, Inc. (10)	Commercial Services & Supplies	8.30-8.77%	3/22/2018	6/5/2023-10/5/2023	469	469	468
Georgia Jet, Inc. (10)	Airlines	8.00%	12/4/2017	1/4/2024	425	425	425
GMT Corporation (10)	Machinery	10.71%	10/23/2018	1/1/2026	4,801	4,806	4,801
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/8/2021	11/1/2025	997	997	997
HTI Logistics Corporation. (10)	Commercial Services & Supplies	9.69-9.94%	11/15/2018	5/1/2024-9/1/2025	290	290	283
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	6,072	6,109	5,951
Kool Pak, LLC (10)	Road & Rail	8.58%	2/5/2018	3/1/2024	194	194	194
Loc Performance Products, LLC (10)	Machinery	10.50%	12/29/2022	6/1/2027	767	767	767
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/2024-9/25/2024	7,500	7,500	7,361
Lux Credit Consultants, LLC (10)	Road & Rail	8.28-12.09%	6/17/2021	12/1/2024-12/1/2026	16,411	16,411	16,411

See notes to consolidated financial statements.

1
30

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing (continued)
Lux Vending, LLC (10)	Consumer Finance	12.46-13.26%	8/20/2021	8/20/2024-10/1/2024	$1,638	$1,663	$1,638
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	2/28/2025	369	368	369
Ozzies, Inc. (10)	Commercial Services & Supplies	10.72%	12/23/2022	1/1/2027	2,005	2,072	2,005
PCX Aerostructures LLC (10)	Aerospace & Defense	9.32%	11/23/2022	12/1/2028	2,658	2,658	2,658
Rane Light Metal Castings Inc. (10)	Machinery	10.00%	6/1/2020	6/1/2024	159	159	159
Rango, Inc. (10)	Commercial Services & Supplies	9.33-9.79%	9/24/2019	4/1/2023-11/1/2024	1,940	1,960	1,904
Royal Coach Lines, Inc.(10)	Road & Rail	9.56%	11/21/2019	8/1/2025	849	849	775
Royal Express Inc. (10)	Road & Rail	9.53%	1/17/2019	2/1/2024	428	431	428
Rotten Rock Hardscaping & Tree Service (10)	Diversified Consumer Services	8.21%	12/6/2022	12/6/2027	245	245	245
Signet Marine Corporation (10)	Transportation Infrastructure	8.50%	10/31/2022	7/1/2029	14,102	14,152	14,102
SLR Equipment Finance(2)	Multi-Sector Holdings	8.50%	1/24/2022	1/24/2023	5,000	5,000	5,000
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82-8.28%	6/30/2022	9/15/2026-12/29/2029	4,139	4,139	4,139
ST Coaches, LLC (10)	Road & Rail	8.47-8.58%	7/31/2017	7/1/2023-1/25/2025	1,521	1,521	1,459
Star Coaches Inc. (10)	Road & Rail	8.42%	3/9/2018	4/1/2025	2,887	2,887	2,591
Superior Transportation, Inc. (10)	Road & Rail	10.22-10.63%	7/31/2017	1/1/2026	3,369	3,369	3,369
The Smedley Company & Smedley Services, Inc. (10)..	Commercial Services & Supplies	4.07%	7/31/2017	1/15/2028	1,706	1,706	1,706
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-8.75%	10/8/2021	11/1/2024-12/1/2026	577	577	577
U.S. Crane & Rigging, LLC (10)	Commercial Services & Supplies	10.92%	12/23/2022	3/1/2027	2,005	2,005	2,005
Up Trucking Services, LLC (10)	Road & Rail	11.21%	3/23/2018	8/1/2024	469	473	469
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%	7/31/2019	8/1/2024-10/5/2025	604	605	604
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	386	386	371
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32-9.36%	9/23/2022	9/23/2027-10/28/2027	304	308	304
Zamborelli Enterprises Pacific Souther n Foundation (10)	Diversified Consumer Services	8.91%	12/7/2022	1/1/2027	707	714	707

					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(17)*Multi-Sector Holdings			7/31/2017		200	145,000	120,820

Total Equipment Financing						$291,445	$265,952

See notes to consolidated financial statements.

13
1

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Preferred Equity – 0.4%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00% (11)	6/8/2012	6/30/2023	49,273	$4,927	$3,801

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—57.1%
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	6,347	$106	$—
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	82
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	103
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	260,000	129	366
KBH Topco LLC (Kingsbridge) (2)(5)(18).	Multi-Sector Holdings	11/3/2020	73,500,000	136,596	148,444
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2022	29,366	23	23
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	—
RD Holdco, Inc. (Rug Doctor) Warrants (2)*	Diversified Consumer Services	12/23/2013	30,370	381	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	469,353	235	483
SLR Business Credit (2)(3)(19)	Diversified Financial Services	4/1/2022	100	81,583	89,370
SLR Credit Solutions (2)(3)(20)	Diversified Financial Services	12/28/2012	280,303	280,737	288,760
SLR Healthcare ABL (2)(3)(21)	Diversified Financial Services	4/1/2022	32,839	34,335	34,350
SLR Senior Lending Program LLC (2)(3)(25)	Asset Management	12/1/2022	—	9,500	9,426
Spectrum Pharmaceuticals, Inc. Warrants *	Biotechnology	9/21/2022	159,470	51	15
Vapotherm, Inc. Warrants*	Health Care Equipment & Supplies	2/18/2022	36,996	210	87
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	33,430	152	—

Total Common Equity/Equity Interests/Warrants				$565,263	$571,509

Total Investments (6) — 208.7%				$2,134,587	$2,086,676

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents — 41.8%
U.S. Treasury Bill	Government	12/30/2022	2/23/2023	$420,000	$417,590	$417,590

Total Investments & Cash Equivalents —250.5%					$2,552,177	$2,504,266
Liabilities in Excess of Other Assets — (150.5%)						(1,504,535)

Net Assets — 100.0%						$999,731

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Secured Overnight Financing Rate (“SOFR” or “S”) or the

See notes to consolidated financial statements.

13
2

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

Name of Issuer	Fair Value at December 31, 2021	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend Income	Fair Value at December 31, 2022
Equipment Operating Leases, LLC	$18,939	$—	$15,833	$—	$635	$749	$3,741
Kingsbridge Holdings, LLC	80,000	—	—	—	(87)	7,402	80,000
KBH Topco, LLC (Kingsbridge)	145,996	—	—	—	2,448	15,225	148,444
Loyer Capital LLC	10,725	—	3,500	—	136	1,003	7,361
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)..	5,216	—	—	—	(5,216)	—	—
RD Holdco, Inc. (Rug Doctor, warrants)..	—	—	—	—	—	—	—
RD Holdco, Inc. (debt)	11,829	685	—	—	(5,280)	(18)	6,521
SLR Business Credit	—	81,583	—	—	7,787	5,150	89,370
SLR Credit Solutions	298,766	—	—	—	(10,006)	20,500	288,760
SLR Equipment Finance (equity)	129,102	—	—	—	(8,282)	—	120,820
SLR Equipment Finance (debt)	—	5,000	—	—	—	379	5,000
SLR Healthcare ABL	—	34,335	—	—	15	2,595	34,350
SLR Senior Lending Program LLC	—	9,500	—	—	(74)	—	9,426
SOAGG LLC	1,121	—	447	—	(674)	647	—
SOINT, LLC	4,509	266	942	—	(32)	266	3,801

	$706,203	$131,369	$20,722	$—	$(18,630)	$53,898	$797,594

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

See notes to consolidated financial statements.

13
3

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

(17)	See note 11 to the consolidated financial statements.
(18)	See note 12 to the consolidated financial statements.
(19)	See note 14 to the consolidated financial statements.
(20)	See note 10 to the consolidated financial statements.
(21)	See note 13 to the consolidated financial statements.
(22)	BridgeBio Pharma, Inc. may elect to defer up to 3.00% of the coupon as PIK.
(23)	OmniGuide Holdings, Inc. may elect to defer up to 10.00% of the coupon as PIK.
(24)	Vapotherm, Inc. may elect to defer up to 8.00% of the coupon as PIK.
(25)	See note 18 to the consolidated financial statements.
(26)	iCIMS, Inc. may elect to defer up to 3.875% of the coupon as PIK.
*	Non-income producing security.
**	Investment is on non-accrual status.

See notes to consolidated financial statements.

13
4

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2022
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2022
Diversified Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	22.1%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	17.5%
Health Care Providers & Services	7.7%
Health Care Equipment & Supplies	6.6%
Pharmaceuticals	5.5%
Software	4.3%
Insurance	4.2%
Biotechnology	3.9%
Diversified Consumer Services	2.7%
Media	1.9%
Road & Rail	1.7%
Personal Products	1.7%
Capital Markets	1.7%
Thrifts & Mortgage Finance	1.3%
Life Sciences Tools & Services	1.3%
Auto Parts & Equipment	1.2%
Packaged Foods & Meats	1.2%
Wireless Telecommunication Services	1.1%
Commercial Services & Supplies	1.1%
Internet & Catalog Retail	1.1%
Internet Software & Services	1.0%
Building Products	0.9%
Trading Companies & Distributors	0.9%
Health Care Technology	0.8%
Transportation Infrastructure	0.7%
Communications Equipment	0.7%
IT Services	0.6%
Leisure Equipment & Products	0.5%
Specialty Retail	0.5%
Asset Management	0.5%
Food Products	0.4%
Auto Components	0.4%
Airlines	0.3%
Hotels, Restaurants & Leisure .	0.3%
Oil, Gas & Consumable Fuels	0.3%
Aerospace & Defense	0.3%
Machinery	0.3%
Footwear	0.3%
Metals & Mining	0.2%
Food & Staples Retailing	0.1%
Water Utilities	0.1%
Consumer Finance	0.1%
Construction & Engineering	0.0%
Energy Equipment & Services	0.0%
Containers & Packaging	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

13
5

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
On April 1, 2022, we acquired SLR Senior Investment Corp., a Maryland corporation (“SUNS”), pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 1, 2021, by and among us, SUNS, Solstice Merger Sub, Inc., a Maryland corporation and our wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, SLR Capital Partners, LLC (the “Investment Adviser”). Pursuant to the Merger Agreement, Merger Sub merged with and into SUNS, with SUNS continuing as the surviving company and as SUNS’s wholly-owned subsidiary (the “Merger”) and, immediately thereafter, SUNS merged with and into us, with us continuing as the surviving company (together with the Merger, the “Mergers”). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of SUNS’s common stock was converted into the right to receive 0.7796 shares of our common stock (with SUNS’s stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the Mergers, we issued an aggregate of 12,511,825 shares of our common stock to former SUNS stockholders.
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

13
6

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements, have been included.
The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date.

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

13
7

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

(5)
the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm, if any, and the audit committee.

The valuation principles set forth above may be modified from time to time, in whole or in part, as determined by the Board in its sole discretion. The Board will also (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services, as applicable; (5) oversee the reporting required by Rule
2a-5
under the 1940 Act; and (6) maintain recordkeeping requirements under Rule
2a-5.
Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC
820-10,
certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2023, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
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

13
8

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
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

(f)
Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly, at December 31, 2023, $44,629 was reclassified on our balance sheet between accumulated distributable net loss and paid-in
capital in excess of par. Total earnings and net asset value are not affected.

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

13
9

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

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

Note 3. Agreements
The Company has entered into the Third Amended and Restated Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Investment Adviser, under which the Investment Adviser manages the day-to-day
operations of, and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and a performance-based incentive fee. On April 1, 2022, in connection with the consummation of the Mergers, the Company entered into a letter agreement (the “Letter Agreement”) pursuant to which the Investment Adviser voluntarily agreed to a permanent 25 basis point reduction of the annual base management fee rate payable by the Company to the Investment Adviser pursuant to the Advisory Agreement. Following the Letter Agreement, the base management fee is determined by taking the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 1.50% on gross assets up to 200% of the Company’s total net assets as of the immediately preceding quarter end and 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter end. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. Treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings.
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

1
40

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
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
The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment
basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the fiscal years ended December 31, 2023, 2022 and 2021.
For the fiscal years ended December 31, 2023, 2022 and 2021, the Company recognized $31,661, $29,982 and $28,277, respectively, in base management fees and $22,898, $15,097 and $10,309, respectively, in performance-based incentive fees. For the fiscal years ended December 31, 2023, 2022 and 2021, $500, $1,527 and $0, respectively, of such performance-based incentive fees were waived. The Investment Adviser has agreed to waive incentive fees resulting from income earned due to the accretion of purchase discount allocated to investments acquired as a result of the Mergers. Fees waived pursuant to the above are not subject to recoupment by the Investment Adviser.
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
For the fiscal years ended December 31, 2023, 2022 and 2021, the Company recognized expenses under the Administration Agreement of $5,899, $5,401 and $5,575, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2023, 2022 and 2021.
Note 4. Net Asset Value Per Share
At December 31, 2023, the Company’s total net assets and net asset value per share were $986,639 and $18.09, respectively. This compares to total net assets and net asset value per share at December 31, 2022 of $999,731 and $18.33, respectively.

14
1

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC
260-10,
for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$76,388	$18,342	$59,566
Denominator—weighted average shares:	54,554,638	51,680,522	42,260,826
Earnings per share:	$1.40	$0.35	$1.41
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

14
2

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
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
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2023 and December 31, 2022:
Fair Value Measurements
As of December 31, 2023

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,277,539	$—	$1,277,539
Equipment Financing	—	—	256,819	—	256,819
Preferred Equity	—	—	3,801	—	3,801
Common Equity/Equity Interests/Warrants	281	—	572,427	43,899	616,607

Total Investments	$281	$—	$2,110,586	$43,899	$2,154,766

Fair Value Measurements
As of December 31, 2022

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,245,414	$—	$1,245,414
Equipment Financing	—	—	265,952	—	265,952
Preferred Equity	—	—	3,801	—	3,801
Common Equity/Equity Interests/Warrants	483	—	561,600	9,426	571,509

Total Investments	$483	$—	$2,076,767	$9,426	$2,086,676

*
In accordance with ASC
820-10,
certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities. The portfolio investment in this category is SSLP. See Note 18 for more information on this investment, including its investment strategy and the Company’s unfunded equity commitment to SSLP. This investment is not redeemable by the Company absent an election by the members of the entity to liquidate all investments and distribute the proceeds to the members.

14
3

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2023:
Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2022	$1,245,414	$265,952	$3,801	$561,600	$2,076,767
Total gains or losses included in earnings:
Net realized loss	(26,108)	—	—	(451)	(26,559)
Net change in unrealized gain (loss)	36,436	234	(251)	(24,985)	11,434
Purchase of investment securities *	729,964	35,585	251	36,314	802,114
Proceeds from dispositions of investment securities	(708,167)	(44,952)	—	(51)	(753,170)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, December 31, 2023	$1,277,539	$256,819	$3,801	$572,427	$2,110,586

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$31,484	$234	$(251)	$(24,985)	$6,482

*	Includes PIK capitalization and accretion of discount.
While the Company has not made an election to apply the fair value option of accounting to any of its current debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2023, the fair value of the Credit Facility, SPV Credit Facility, 2024 Unsecured Notes, 2025 Unsecured Notes, 2026 Unsecured Notes, 2027 Unsecured Notes and 2027 Series F Unsecured Notes would be $507,000, $206,250, $122,813, $82,663, $71,438, $45,500 and $124,875, respectively.

14
4

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2022, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2022:
Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2021	$939,690	$273,795	$5,630	$450,381	$1,669,496
Total gains or losses included in earnings:
Net realized gain (loss)	(36,244)	—	—	6	(36,238)
Net change in unrealized loss	(8,065)	(6,924)	(706)	(5,048)	(20,743)
Purchase of investment securities(1) (2)	796,389	84,168	266	116,272	997,095
Proceeds from dispositions of investment securities	(446,356)	(85,087)	(1,389)	(11)	(532,843)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, December 31, 2022	$1,245,414	$265,952	$3,801	$561,600	$2,076,767

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$(8,920)	$(6,924)	$(706)	$(5,048)	$(21,598)

(1)	Includes positions acquired from SUNS as a result of the Mergers.
(2)	Includes PIK capitalization and accretion of discount.
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

14
5

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

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
Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$1,269,712	Income Approach	Market Yield	10.0% – 45.5% (13.2%)
		$7,827	Recovery Analysis	Recoverable Amount	N/A
Equipment Financing	Asset	$135,999	Income Approach	Market Yield	8.5% –9.3% (9.3%)
		$120,820	Market Multiple (1)	Comparable Multiple	1.2x-1.5x (1.4x)
Preferred Equity	Asset	$3,801	Income Approach	Market Yield	5.0% –5.0% (5.0%)
Common Equity/Equity Interests/Warrants	Asset	$162,207	Market Multiple (2)	Comparable Multiple	5.5x –11.3x (9.5x)
		$410,220	Market Approach	Return on Equity	7.1% –34.8% (10.6%)

(1)	Includes $120,820 of investments valued using an implied multiple.
(2)	Includes $525 of investments valued using a Black-Scholes model and $161,682 of investments valued using an EBITDA multiple.

14
6

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2022	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$1,212,842	Income Approach	Market Yield	9.4% – 18.2% (12.0%)
		$32,572	Market Multiple (1)	Comparable Multiple	0.1x-21.4x (12.4x)
Equipment Financing	Asset	$145,132	Income Approach	Market Yield	8.5% –9.7% (9.7%)
		$120,820	Market Multiple (2)	Comparable Multiple	1.1x-1.4x (1.2x)
Preferred Equity	Asset	$3,801	Income Approach	Market Yield	5.0% – 5.0% (5.0%)
Common Equity/Equity Interests/Warrants	Asset	$149,120	Market Multiple (3)	Comparable Multiple	7.8x – 9.8x (8.8x)
		$412,480	Market Approach	Return on Equity	6.6% – 35.2% (9.2%)

(1)	Investments are valued using a sum-of-the parts analysis, using expected revenue multiples for certain segments of the businesses and expected EBITDA multiples for certain segments of the businesses.
(2)	Includes $120,820 of investments valued using an implied multiple.
(3)	Includes $676 of investments valued using a Black-Scholes model and $148,444 of investments valued using an EBITDA multiple.
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
investments.
Note 7. Debt
Our debt obligations consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023			December 31, 2022
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$507,000	$503,358	(1)	$393,000	$388,254	(1)
SPV Credit Facility	206,250	205,357	(2)	155,200	154,302	(2)
2023 Unsecured Notes	—	—		75,000	74,979	(3)
2024 Unsecured Notes	125,000	124,711	(4)	125,000	124,421	(4)
2025 Unsecured Notes	85,000	84,781	(5)	85,000	84,613	(5)
2026 Unsecured Notes	75,000	74,616	(6)	75,000	74,498	(6)
2027 Unsecured Notes	50,000	49,966	(7)	50,000	49,953	(7)
2027 Series F Unsecured Notes	135,000	134,988	(8)	135,000	134,978	(8)

	$1,183,250	$1,177,777		$1,093,200	$1,085,998

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $3,642 and $4,746 as of December 31, 2023 and December 31, 2022, respectively.

14
7

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

(2)	Carrying Value equals the Face Amount net of unamortized market discount of $893 and $898 as of December 31, 2023 and December 31, 2022, respectively.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $21 as of December 31, 2022.
(4)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $289 and $579 as of December 31, 2023 and December 31, 2022, respectively.
(5)	Carrying Value equals the Face Amount net of unamortized market discount of $219 and $387 as of December 31, 2023 and December 31, 2022, respectively.
(6)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $384 and $502 as of December 31, 2023 and December 31, 2022, respectively.
(7)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $34 and $47 as of December 31, 2023 and December 31, 2022, respectively.
(8)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $12 and $22 as of December 31, 2023 and December 31, 2022, respectively.
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

14
8

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

On November 22, 2017, the Company issued $75,000 in aggregate principal amount of publicly registered 2023 Unsecured Notes for net proceeds of $73,846. Interest on the 2023 Unsecured Notes was paid semi-annually on January 20 and July 20, at a fixed rate of 4.50% per year, commencing on January 20, 2018. The 2023 Unsecured Notes were repaid in full on the maturity date, January 20, 2023.
Revolving and Term Loan Facilities
On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to the Company’s assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 29, 2023 amendment, the commitment under the SPV Credit Facility is $275,000; however, the commitment can also be expanded up to $600,000. The stated interest rate on the SPV Credit Facility is SOFR plus
2.00%-2.50%
with no SOFR floor requirement and the current final maturity date is June 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, the Company as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At December 31, 2023, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $206,250.
On December 28, 2021, the Company closed on Amendment No. 1 to its August 28, 2019 senior secured credit agreement (the “Credit Facility”). Following the amendment, a $25,000 November 2022 upsizing and a $40,000 August 2023 commitment expiration, the Credit Facility is now composed of $585,000 of revolving credit and $100,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of
1.75%-2.00%
or the alternate base rate plus
0.75%-1.00%.
The Credit Facility has a 0% floor, matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At December 31, 2023, outstanding USD equivalent borrowings under the Credit Facility totaled $507,000, composed of $407,000 of revolving credit and $100,000 of term loans.
Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.
The average annualized interest cost for all borrowings for the years ended December 31, 2023 and December 31, 2022 was 5.88% and 4.09%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the SPV Credit Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the year ended December 31, 2023 and December 31, 2022 were $1,273,200 and $1,164,200, respectively.

14
9

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

Note 8(a). Income Tax Information and Distributions to Stockholders
The tax character of distributions for the fiscal years ended December 31, 2023, 2022 and 2021 were as follows (1):

	2023		2022		2021
Ordinary income	$89,470	100.0%	$50,113	59.2%	$41,221	59.5%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	—	0.0%	27,099	32.0%	28,087	40.5%
Distributions recognized in subsequent year	—	0.0%	7,481	8.8%	—	0.0%

Total distributions	$89,470	100.0%	$84,693	100.0%	$69,308	100.0%

As of December 31, 2023, 2022 and 2021 the total accumulated earnings (loss) on a tax basis were as follows (1):

	2023		2022		2021
Undistributed ordinary income	$1,793		$—		$—
Undistributed long-term net capital gains	—		—		—

Total undistributed net earnings	1,793		—		—
Post-October capital losses	—		—		—
Capital loss carryforward	(138,561	) 2	(127,348	) 2	(68,857)
Other book/tax temporary differences	2,364		(53,223)		2,332
Net unrealized appreciation	2,567		17,187		19,495

Total tax accumulated loss	$(131,837)		$(163,384)		$(47,030)

(1)	Tax information for the fiscal years ended December 31, 2023, 2022 and 2021 are/were estimates and are not final until the Company files its tax returns, typically in September or October each year.
(2)	Includes capital loss carryforward acquired from the Mergers which is subject to limitations under IRC Sections 381-384.
The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC
740-10-25
nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2020 remain subject to examination by the Internal Revenue Service and the state department of revenue. The capital loss carryforwards shown above do not expire.
Note 8(b). Other Tax Information (unaudited)
For the fiscal years ended December 31, 2023, 2022 and 2021, 0.00%, 0.00% and 0.32%, respectively, of the ordinary distributions paid during the year were eligible for qualified dividend income treatment and the dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2023, 2022, and 2021, 90.05%, 88.05% and 93.05%, respectively, of each of the ordinary distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2023, 2022 and 2021, none of the distributions represent short-term capital gains dividends.

1
5
0

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

Note 9. Financial Highlights
The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Per Share Data: (a)
Net asset value, beginning of year	$18.33	$19.93	$20.16	$21.44	$21.75

Net investment income	1.69	1.48	1.44	1.40	1.71
Net realized and unrealized loss	(0.29)	(1.13)*	(0.03)	(1.04)	(0.38)

Net increase in net assets resulting from operations	1.40	0.35	1.41	0.36	1.33
Issuance of common stock in connection with the Mergers	—	(0.33)	—	—	—
Anti-dilution	—	0.02	—	—	—
Distributions to stockholders (see note 8a):
From distributable earnings	(1.64)	(1.12)	(0.98)	(1.15)	(1.55)
From return of capital	—	(0.52)	(0.66)	(0.49)	(0.09)

Net asset value, end of year	$18.09	$18.33	$19.93	$20.16	$21.44

Per share market value, end of year	$15.03	$13.91	$18.43	$17.51	$20.62
Total Return(b)	19.42%	(16.09%)	14.66%	(5.72%)	16.22%
Net assets, end of year	$986,639	$999,731	$842,281	$852,023	$905,880
Shares outstanding, end of year	54,554,634	54,555,380	42,260,826	42,260,826	42,260,826
Ratios to average net assets:
Net investment income	9.33%	7.76%	7.13%	6.93%	7.83%

Operating expenses	6.56%**	5.60%**	5.68%	4.14%	5.76%
Interest and other credit facility expenses	7.34%	4.68%	3.50%	3.18%	3.13%

Total expenses	13.90%**	10.28%**	9.18%	7.32%	8.89%

Average debt outstanding	$1,171,816	$994,578	$703,670	$556,104	$561,249
Portfolio turnover ratio	35.1%	27.4%	29.9%	26.0%	24.1%

(a)	Calculated using the average shares outstanding method, except for the issuance of common stock in connection with the Mergers, which reflects the actual amount per share for the applicable period.
(b)
Total return is based on the change in market price per share during the year and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.

*	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the Mergers.
**
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of the performance-based incentive fee waiver (see note 3). For the years ended December 31, 2023 and December 31, 2022, the ratios of operating expenses to average net assets would be 6.60% and 5.75%, respectively, and the ratios of total expenses to average net assets would be and 13.95% and 10.43%, respectively, without the performance-based incentive fee waiver.

15
1

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

Note 10. SLR Credit Solutions
On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of December 31, 2023, total commitments to the revolving credit facility are $300,000.
As of December 31, 2023, SLR Credit had 31 funded commitments to 26 different issuers with total funded loans of approximately $406,554 on total assets of $438,422. As of December 31, 2022, SLR Credit had 29 funded commitments to 25 different issuers with total funded loans of approximately $439,484 on total assets of $460,683. As of December 31, 2023 and December 31, 2022, the largest loan outstanding totaled $30,000 and $33,420, respectively. For the same periods, the average exposure per issuer was $15,637 and $17,579, respectively. SLR Credit’s credit facility, which is non-recourse
to the Company, had approximately $218,878 and $224,325 of borrowings outstanding at December 31, 2023 and December 31, 2022, respectively. For the years ended December 31, 2023, 2022 and 2021 SLR Credit had net income of $6,476, $7,521 and $14,164, respectively, on gross income of $57,800, $30,324 and $33,993, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. SLR Credit’s consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 are attached as an exhibit to this annual report on Form
10-K.
Note 11. SLR Equipment Finance
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
As of December 31, 2023, SLR Equipment had 150 funded equipment-backed leases and loans to 62 different customers with a total net investment in leases and loans of approximately $203,674 on total assets of $254,656. As of December 31, 2022, SLR Equipment had 131 funded equipment-backed leases and loans to 59 different customers with a total net investment in leases and loans of approximately $190,830 on total assets of $241,813. As of December 31, 2023 and December 31, 2022, the largest position outstanding totaled $17,943 and

15
2

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

$19,259, respectively. For the same periods, the average exposure per customer was $3,285 and $3,234, respectively. SLR Equipment’s credit facility, which is non-recourse
to the Company, had approximately $137,178 and $114,977 of borrowings outstanding at December 31, 2023 and December 31, 2022, respectively. For the years ended December 31, 2023, 2022 and 2021, SLR Equipment had net losses of $6,385, $2,867 and $9,729, respectively on gross income of $19,608, $20,380 and $22,931, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. SLR Equipment’s consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 are attached as an exhibit to this annual report on Form
10-K.
Note 12. Kingsbridge Holdings, LLC
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
As of December 31, 2023 and December 31, 2022, KBHT had total assets of $857,346 and $777,151, respectively. For the same periods, debt recourse to KBHT totaled $249,807 and $222,094, respectively, and non-recourse
debt totaled $367,082 and $353,128, respectively. None of the debt is recourse to the Company. For the years ended December 31, 2023, 2022 and 2021, KBHT had net income of $9,065, $13,287 and $12,151, respectively, on gross income of $327,363, $298,760 and $245,889, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us. KBHT’s consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 are attached as an exhibit to this annual report on Form
10-K.
Note 13. SLR Healthcare ABL
SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”), on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized
companies operating in the healthcare industry. SUNS initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested
in the transaction and continues to lead SLR Healthcare. As of December 31, 2023, SLR Healthcare’s management team and the Company own approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022. Effective upon an amendment dated August 24, 2023, SLR Healthcare has a $150,000 non-recourse
credit facility, which is expandable to $200,000 under its accordion facility. The maturity date of this facility is March 31, 2026.
SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2023, the portfolio totaled approximately $255,000 of commitments with a total net investment in loans of $111,264 on total assets of $118,563. As of December 31, 2022, the portfolio totaled approximately $242,106 of commitments with a total net investment in loans of $92,383 on total

15
3

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

assets of $108,705. At December 31, 2023, the portfolio consisted of 42 issuers with an average balance of approximately $2,649 versus 41 issuers with an average balance of approximately $2,253 at December 31, 2022. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay
loans. SLR Healthcare’s credit facility, which is
non-recourse
to us, had approximately $84,700 and $77,000 of borrowings outstanding at December 31, 2023 and December 31, 2022, respectively. For the years ended December 31, 2023, 2022 and 2021, SLR Healthcare had net income of $5,458, $3,475 and $662, respectively, on gross income of $17,886, $11,593 and $10,052, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. SLR Healthcare’s consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 are attached as an exhibit to this annual report on Form
10-K.
Note 14. SLR Business Credit
SUNS acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized
businesses primarily in the manufacturing, services and distribution industries. SUNS invested approximately $51,000 to effect the transaction. Subsequently, SUNS contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, SUNS and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. SUNS and ESP SSC Corporation then owned 99% and
1
% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized
businesses. As part of this transaction, SUNS 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15,500 transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies are doing business as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of $66,671 was financed with equity from SUNS of $19,000 and borrowings on NMC’s credit facility of $47,671.

SLRC acquired SLR Business Credit in connection with the Mergers on April 1, 2022.
SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2023, the portfolio totaled approximately $610,949 of commitments, of which $273,541 were funded, on total assets of $315,335. As of December 31, 2022, the portfolio totaled approximately $603,432 of commitments, of which $286,006 were funded, on total assets of $332,247. At December 31, 2023, the portfolio consisted of 102 issuers with an average balance of approximately $2,681 versus 108 issuers with an average balance of approximately $2,648 at December 31, 2022. NMC has a senior credit facility with a bank lending group for $285,307 which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse
to us, had approximately $222,917 and $214,425 of borrowings outstanding at December 31, 2023 and December 31, 2022, respectively. For the years ended December 31, 2023, 2022 and 2021, SLR Business Credit had net income
(
loss
)

of ($9,488), $3,940, and $7,295, respectively, on gross income of $38,143, $29,433, and $24,021, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us. SLR Business Credit’s consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 are attached as an exhibit to this annual report on Form
10-K.

15
4

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

Note 15. Commitments and Contingencies
Off-Balance
Sheet Arrangements
The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit and SLR Healthcare. The total amount of these unfunded commitments as of December 31, 2023 and December 31, 2022 is $248,692 and $364,163, respectively, comprised of the following:

	December 31, 2023	December 31, 2022
SLR Credit Solutions*	$44,263	$44,263
Orthopedic Care Partners Management, LLC	20,770	1,620
Southern Orthodontic Partners Management, LLC	17,861	1,918
Ardelyx, Inc.	15,875	7,752
CVAUSA Management, LLC	10,164	—
BDG Media, Inc.	10,146	3,546
iCIMS, Inc.	9,858	11,435
Retina Midco, Inc.	9,382	—
Alkeme Intermediate Holdings, LLC	8,531	—
SPAR Marketing Force, Inc.	8,339	1,338
SLR Senior Lending Program LLC*	7,125	40,500
Copper River Seafoods, Inc.	7,051	3,595
Legacy Service Partners, LLC	5,368	—
Peter C. Foy & Associates Insurance Services, LLC	5,062	1,094
West-NR Parent, Inc.	5,043	—
Luxury Asset Capital, LLC	4,500	7,500
One Touch Direct, LLC	4,085	3,069
DeepIntent, Inc.	3,933	3,049
United Digestive MSO Parent, LLC	3,909	—
Kaseya, Inc.	3,768	3,936
The Townsend Company, LLC	3,330	—
Vertos Medical, Inc.	3,325	—
AMF Levered II, LLC	3,177	—
Foundation Consumer Brands, LLC	3,009	3,009
UVP Management, LLC	2,869	—
Kid Distro Holdings, LLC	2,650	2,650
Erie Construction Mid-west, LLC	2,403	1,248
Ultimate Baked Goods Midco LLC	2,356	1,636
Basic Fun, Inc.	2,150	2,675
SLR Equipment Finance *	2,150	1,000
Bayside Opco, LLC	2,093	—
SunMed Group Holdings, LLC	1,621	843
Urology Management Holdings, Inc.	1,510	—
SLR Healthcare ABL*	1,400	1,400
RxSense Holdings LLC	1,250	1,250
Tilley Distribution, Inc.	1,158	525
SCP Eye Care, LLC	983	2,771
GSM Acquisition Corp	862	784

15
5

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

	December 31, 2023	December 31, 2022
Medrina, LLC	826	—
Pinnacle Treatment Centers, Inc.	643	1,745
High Street Buyer, Inc.	631	327
ENS Holdings III Corp, LLC	576	144
CC SAG Holdings Corp. (Spectrum Automotive)	548	20,670
Crewline Buyer, Inc.	530	—
Exactcare Parent, Inc.	352	—
WCI-BXC Purchaser, LLC	332	—
All States Ag Parts, LLC	321	135
Vessco Midco Holdings, LLC	310	3,892
TAUC Management, LLC	294	294
Outset Medical, Inc.	—	35,084
Apeel Technology, Inc.	—	32,786
Human Interest, Inc.	—	20,104
Glooko, Inc.	—	17,868
World Insurance Associates, LLC	—	17,117
Spectrum Pharmaceuticals, Inc.	—	8,771
Arcutis Biotherapeutics, Inc.	—	8,356
Atria Wealth Solutions, Inc.	—	8,215
Accession Risk Management Group, Inc.	—	7,498
Cerapedics, Inc.	—	6,735
Maurices, Incorporated	—	4,314
Meditrina, Inc.	—	3,367
Plastics Management, LLC	—	2,424
Pediatric Home Respiratory Services, LLC	—	1,805
Ivy Fertility Services, LLC	—	1,571
Composite Technology Acquisition Corp.	—	1,537
NAC Holdings Corporation	—	1,479
Montefiore Nyack Hospital	—	1,034
Enverus Holdings, Inc.	—	1,004
American Teleconferencing Services, Ltd.	—	1,090
BayMark Health Services, Inc.	—	391

Total Commitments	$248,692	$364,163

*	The Company controls the funding of these commitments and may cancel them at its discretion.
The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2023 and December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

15
6

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

Note 16. Capital Share Transactions
As of December 31, 2023 and December 31, 2022, 200,000,000 shares of $0.01 par value capital stock were authorized.
Transactions in capital stock were as follows:

	Shares		Amount
	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2023	For the year ended December 31, 2022
Shares issued in connection with the Mergers	—	12,511,825	$—	$226,839
Shares repurchased	(746)	(217,271)	(10)	(3,038)

Net increase (decrease)	(746)	12,294,554	$(10)	$223,801

Note 17. Stock Repurchase Program
On May 9, 2023, our Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the 1934 Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 10, 2024 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. For the fiscal year ended December 31, 2023, the Company repurchased 746 shares at an average price of approximately $14.02 per share, inclusive of commissions. The total dollar amount of shares repurchased for the fiscal year ended December 31, 2023 was $10. During the fiscal year ended December 31, 2022, the Company repurchased 217,271 shares at an average price of approximately $13.98 per share, inclusive of commissions. The total dollar amount of shares repurchased for the fiscal year ended December 31, 2022 was $3,038.
Note 18. SLR Senior Lending Program LLC
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
On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP as servicer and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $100,000 senior secured revolving credit facility (the “SSLP Facility”) with Goldman

15
7

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

Sachs Bank USA acting as administrative agent.
On October 20, 2023, the SSLP Facility was expanded to $150,000.

The SSLP Facility is scheduled to mature on December 12, 2027. The SSLP Facility generally bears interest at a rate of SOFR plus 3.25%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2023 and December 31, 2022, borrowings outstanding on the SSLP Facility totaled $106,900 and $0, respectively.
As of December 31, 2023 and December 31, 2022, the Company and the Investor had contributed combined equity capital in the amount of $85,750 and $19,000, respectively. As of December 31, 2023 and December 31, 2022, the Company and the Investor’s combined remaining commitments to SSLP totaled $14,250 and $81,000, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without approval of both the Company and the Investor.
As of December 31, 2023 and December 31, 2022, SSLP had total assets of $195,868 and $19,105, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 32 and 7 different borrowers, respectively. For the year ended December 31, 2023 and the period December 1, 2022 (commencement of operations) through December 31, 2022, SSLP invested $188,741 in 32 portfolio companies and $18,100 in 7 portfolio companies, respectively. For the same periods, investments prepaid totaled $21,070 and $68, respectively.
SSLP Portfolio as of December 31, 2023

Description	Industry	Spread Above Index (1)	Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	11.13%	5/9/25	$2,947	$2,947	$2,947
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+650	1.00%	11.96%	10/28/26	3,017	2,934	3,017
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+600	1.00%	11.61%	9/1/26	2,133	2,133	2,133
Apex Service Partners, LLC	Diversified Consumer Services	S+700	1.00%	11.87%	10/24/30	4,905	4,784	4,783
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+650	1.00%	11.97%	5/31/24	2,468	2,468	2,468
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	10.61%	6/11/27	4,033	4,033	4,033
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+575	0.75%	11.22%	6/29/28	8,969	8,969	8,969
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.74%	5/22/29	5,412	5,251	5,412
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	S+475	1.00%	10.20%	12/31/25	1,086	1,086	1,086
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	10.20%	7/30/27	8,457	8,457	8,457

15
8

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

Description	Industry	Spread Above Index (1)	Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)

Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.97%	1/3/29	$5,955	$5,791	$5,955
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	11.79%	2/12/27	8,641	8,641	8,641
GSM Acquisition Corp. (4)	Leisure Equipment & Products	S+500	1.00%	10.47%	11/16/26	8,541	8,541	8,541
Higginbotham Insurance Agency, Inc. (4)	Insurance	S+550	1.00%	10.96%	11/25/28	7,573	7,573	7,573
High Street Buyer, Inc.	Insurance	S+575	0.75%	11.25%	4/16/28	7,604	7,604	7,604
iCIMS, Inc. (4)	Software	S+725	0.75%	12.62%	8/18/28	3,089	3,066	3,089
Kaseya, Inc. (4)	Software	S+600	0.75%	11.38%	6/23/29	9,058	9,058	9,058
Kid Distro Holdings, LLC (4)	Software	S+550	1.00%	11.00%	10/1/27	8,939	8,939	8,939
Maxor Acquisition, Inc. (4)	Health Care Providers & Services	S+675	1.00%	12.48%	3/1/29	6,120	5,940	6,120
ONS MSO, LLC (4)	Health Care Providers & Services	S+625	1.00%	11.62%	7/8/26	5,922	5,784	5,922
Pinnacle Treatment Centers, Inc. (4)	Health Care Providers & Services	S+650	1.00%	11.95%	1/2/26	6,951	6,951	6,951
Plastics Management, LLC (4)	Health Care Providers & Services	S+500	1.00%	10.45%	8/18/27	5,637	5,471	5,637
RQM+ Corp. (4)	Life Sciences Tools & Services	S+575	1.00%	11.36%	8/12/26	5,955	5,955	5,955
RxSense Holdings LLC (4)	Diversified Consumer Services	S+500	1.00%	10.48%	3/13/26	8,968	8,968	8,968
SunMed Group Holdings, LLC (4)	Health Care Equipment & Supplies	S+550	0.75%	10.96%	6/16/28	8,948	8,948	8,948
The Townsend Company, LLC (4)	Commercial Services & Supplies	S+625	1.00%	11.61%	8/15/29	3,642	3,555	3,642
Tilley Distribution, Inc. (4)	Trading Companies & Distributors	S+600	1.00%	11.50%	12/31/26	5,850	5,850	5,850
Ultimate Baked Goods Midco LLC (4)	Packaged Foods & Meats	S+625	1.00%	11.71%	8/13/27	8,954	8,954	8,865
United Digestive MSO Parent, LLC (4)	Health Care Providers & Services	S+675	1.00%	12.25%	3/30/29	3,411	3,311	3,411
Urology Management Holdings, Inc. (4)	Health Care Providers & Services	S+650	1.00%	11.93%	6/15/26	3,179	3,102	3,155
Vessco Midco Holdings, LLC (4)	Water Utilities	S+450	1.00%	9.96%	11/2/26	4,304	4,304	4,304
West-NR Parent, Inc. (4)	Insurance	S+625	1.00%	11.70%	12/27/27	6,822	6,691	6,822

							$186,059	$187,255

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.

15
9

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2023.

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

1
60

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

Below is certain summarized financial information for SSLP as of December 31, 2023 and December 31, 2022, for the year ended December 31, 2023 and for the period December 1, 2022 (commencement of operations) through December 31, 2022:

	December 31, 2023	December 31, 2022
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $186,059 and $18,032, respectively)	$187,255	$18,062
Cash and other assets	8,613	1,043

Total assets	$195,868	$19,105

Debt outstanding ($ 106,900 and $ 0 face amounts, respectively, reported net of unamortized debt issuance costs of $ 1,697 and $ 0 , respectively)	$105,203	$—
Distributions payable	1,900	—
Interest payable and other credit facility related expenses	551	165
Accrued expenses and other payables	416	89

Total liabilities	$108,070	$254

Members’ equity	$87,798	$18,851

Total liabilities and members’ equity	$195,868	$19,105

	Year ended December 31, 2023	For the Period December 1, 2022 (commencement of operations) through December 31, 2022
Selected Income Statement Information for SSLP:
Interest income	$10,209	$152

Service fees*	$224	$4
Interest and other credit facility expenses	6,517	166
Organizational costs	—	73
Other general and administrative expenses	195	88

Total expenses	$6,936	$331

Net investment income (loss)	$3,273	$(179)

Realized gain on investments	30	—
Net change in unrealized gain on investments	1,166	30

Net realized and unrealized gain on investments	1,196	30

Net income (loss)	$4,469	$(149)

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

16
1

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(in thousands, except share amounts)

Note 19. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.
On February 27, 2024, the Board declared a quarterly distribution of $0.41 per share payable on March 28, 2024 to holders of record as of March 14, 2024.

16
2

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2023 (the end of the period covered by this report), we, including our
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
(d) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
Rule
10b5-1
Trading Plans
During the fiscal year ended December 31, 2023, none of our directors or officers (as defined in Rule
16a-1(f)
under the 1934 Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule
10b5-1(c)
under the 1934 Act or any
“non-Rule
10b5-1
trading arrangement” as defined in Item 408(c) of Regulation
S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

16
3

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
Mr. Gross is an “interested person” of the Company as defined in the 1940 Act due to his position as
Co-Chief
Executive Officer and President of the Company and a managing member of SLR Capital Partners, LLC (“SLR Capital Partners”), the Company’s investment adviser. Mr. Spohler is an “interested person” of the Company as defined in the 1940 Act due to his position as
Co-Chief
Executive Officer and Chief Operating Officer of the Company and a managing member of SLR Capital Partners, the Company’s investment adviser. Each of Ms. Roberts, Mr. Wachter, Mr. Hochberg and Mr. Potter is not an “interested person” of the Company as defined in the 1940 Act.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director(2)	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Interested Director
Michael S. Gross, 62	Chairman of the Board of Directors, Co-Chief Executive Officer and President.	Class III Director since 2007; Term expires 2024.
Co-Chief
Executive Officer of SLR Investment Corp. and SCP Private Credit Income BDC LLC since June 2019, of SLR HC BDC LLC since September 2020 and of SLR Private Credit BDC II LLC since April 2022, and President of SLR Investment Corp. since 2007, of SCP Private Credit Income BDC LLC since 2018, of SLR HC BDC LLC since 2020 and of SLR Private Credit BDC II LLC since 2022; Sole Chief Executive Officer of SLR Investment Corp. (February 2007-June 2019), and of SCP Private Credit Income BDC LLC (June 2018- June 2019). Previously,
Co-Chief
			Executive Officer and President of SLR Senior Investment Corp.	4	Chairman of the Board of Directors of Global Ship Lease Inc. Previously Chairman of the Board of Directors of SLR Senior Investment Corp., where he served from 2010 to April 2022.

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

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director(2)	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Interested Director
Bruce Spohler, 63	Co-Chief Executive Officer, Chief Operating Officer and Director	Class II Director since 2009; Term expires 2026.	Co-Chief Executive Officer of SLR Investment Corp. and SCP Private Credit Income BDC LLC since June 2019, of SLR HC BDC LLC since September 2020 and of SLR Private Credit BDC II LLC since April 2022; Chief Operating Officer of SLR Investment Corp. since February 2007, of SCP Private Credit Income BDC LLC since June 2018, of SLR HC BDC LLC since September 2020 and of SLR Private Credit BDC II LLC since April 2022.	4	Previously a member of the board of directors of SLR Senior Investment Corp., where he served from 2010 to April 2022.
Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of the Company’s business and operations, gives the board of directors valuable industry-specific knowledge and experience on these and other matters.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director(2)	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Independent Director
Steven Hochberg, 62	Director	Class II Director since 2007; Term expires 2026.	Operating Partner of Deerfield Management, a healthcare investment firm, since 2022. Partner of Deerfield Management from 2013 to 2021. Co-Founder and Manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment and development of biomedical companies, since 2004. Co-Founder and Co-General Partner of Triatomic Capital, a technology focused venture capital firm, since 2022.	4	Since 2011, Mr. Hochberg had been the Chairman of the Board of Continuum Health Partners until its merger with Mount Sinai in 2013, where he is a Vice Chairman of Mount Sinai Health System, a non-profit
healthcare integrated delivery system in New York City. Director of a number of private healthcare companies and the Cardiovascular

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director(2)	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine. Previously a member of the board of directors of SLR Senior Investment Corp., where he served from 2011 to April 2022.
Mr. Hochberg’s varied experience in investing in medical technology companies provides the board of directors with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director(2)	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Independent Director
Leonard A. Potter, 62	Director	Class III Director since 2009; Term expires 2024.	President and Chief Investment Officer of Wildcat Capital Management, LLC since 2011; Senior Managing Director of Vida Ventures I and II, each a biotech venture fund, since 2017; Managing Director of Soros Private Equity at Soros Fund Management LLC from 2002 to 2009.	4	Director of Hilton Grand Vacations Inc. since 2017, of SuRo Capital Corp. since 2011, and of several private companies. Previously a member of the board of directors of SLR Senior Investment Corp., where he served from 2011 to April 2022.

Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the board of directors on regulatory and risk management issues. In addition, his tenure in private equity and other investments and service as a director of both public and private companies provide industry-specific knowledge and experience to the board of directors.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director(2)	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Independent Director
David S. Wachter, 60	Director	Class I Director since 2007; Term expires 2025.	Founding Partner and Managing Partner of W Capital Partners, a private equity fund manager, since 2001.	4	Previously a member of the board of directors of SLR Senior Investment Corp., where he served from 2011 to April 2022.
Mr. Wachter’s extensive knowledge of private equity and investment banking provides the board of directors with the valuable insight of an experienced financial manager.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Independent Director
Andrea C. Roberts, 67	Director	Class I Director since 2023; Term expires 2025.	Co-Founder and Managing Director of Genesis Capital Corporation, an investment banking firm, since 1994; President and sole owner of Orbis Associates, Inc., a consulting firm providing consulting services to Genesis Capital Corporation on an exclusive basis, since 1994.	1	Director of Trinity Episcopal School from 2019 to 2022.
Ms. Roberts’ extensive knowledge of investment banking and asset-based financing provides the board of directors with the valuable insight of an experienced financial manager.

(1)	The business address of the director nominees and other directors is c/o SLR Investment Corp., 500 Park Avenue, New York, New York 10022.

(2)
The Company is part of a “Fund Complex,” as that term is defined in Schedule 14A and Regulation 14A under the 1934 Act. Messrs. Gross, Spohler, Hochberg, Potter and Wachter each also have served as directors of SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC since 2018, 2020 and 2022, respectively, which are investment companies that have each elected to be regulated as a business development company (“BDC”) and are part of the Fund Complex. Mr. Gross has served as Chairman of SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC since 2018, 2020 and 2022, respectively. Mr. Potter also serves as a director of SuRo Capital Corp., which is a closed-end
management investment company that has elected to be regulated as a BDC.

Information about Executive Officers Who Are Not Directors
The following information, as of December 31, 2023, pertains to our executive officers who are not directors of the Company.

Name, Address, and Age (1)	Position(s) Held with Company	Number of Portfolios in Fund Complex Overseen by Officer	Principal Occupation(s) During Past 5 Years
Shiraz Y. Kajee, 44	Chief Financial Officer and Treasurer	4	Chief Financial Officer and Treasurer of the Company, SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC since April 2023. From December 2015 through March 2023, Mr. Kajee served as a Managing Director at New Mountain Capital, L.L.C., which included serving as Chief Financial Officer and Treasurer of New Mountain Finance Corporation since 2015, of NMF SLF I, Inc. since 2019, of New Mountain Guardian III BDC, L.L.C. since 2019 and of New Mountain Guardian IV BDC, L.L.C. since 2022.

Guy Talarico, 68	Chief Compliance Officer and Secretary	4	Chief Compliance Officer of the Company since July 2008, chief compliance officer of SCP Private Credit Income BDC LLC since June 2018, chief compliance officer of SLR HC BDC LLC since September 2020, and chief compliance officer of SLR Private Credit BDC II LLC since April 2022. Secretary of the Company, SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC since November 2023; Mr. Talarico currently serves as General Counsel and Chief Compliance Officer for SLR Capital Partners, LLC since May 2023. In addition, Mr. Talarico previously served as the chief compliance officer of SLR Senior Investment Corp. from December 2010 until April 2022. Mr. Talarico previously served as managing director of ACA Group, LLC (successor to Foreside Consulting Services LLC, and ultimate successor to Alaric Compliance Services, LLC, which he founded in December 2005). Mr. Talarico holds a B.S. ChE from Lehigh University, an M.B.A. from Fairleigh Dickinson University and a J.D. from New York Law School.

(1)	The business address of the executive officers is c/o SLR Investment Corp., 500 Park Avenue, New York, New York 10022.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SLRC.”
Audit Committee
The Audit Committee operates pursuant to a charter approved by our board of directors, a copy of which is available on our website at
http://www.slrinvestmentcorp.com.
The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting the independent registered public accounting firm for the Company, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements, pre-approving
the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing the Company’s annual financial statements and periodic filings and receiving the Company’s audit reports and financial statements. The Audit Committee also establishes guidelines and makes recommendations to our board of directors regarding the valuation of our investments. The Audit Committee is responsible for aiding our board of directors in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The board of directors and Audit Committee utilize the services of nationally recognized third-party valuation firms to help determine the fair value of these securities. The Audit Committee is currently composed of Messrs. Hochberg, Wachter and Potter and Ms. Roberts, all of whom are considered independent under the rules of the NASDAQ Stock Market and are not “interested persons” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Hochberg serves as Chairman of the Audit Committee. Our board of directors has determined that Mr. Hochberg is an “audit committee financial expert” as that term is defined under Item 407 of Regulation
S-K,
as promulgated under the 1934 Act. Mr. Hochberg meets the current independence and experience requirements of Rule
10A-3
of the 1934 Act.
Communication with the Board of Directors
Stockholders with questions about the Company are encouraged to contact the Company’s investor relations department. However, if stockholders believe that their questions have not been addressed, they may communicate with the Company’s board of directors by sending their communications to SLR Investment Corp., c/o Guy Talarico, Secretary, 500 Park Avenue, New York, New York 10022. All stockholder communications received in this manner will be delivered to one or more members of the board of directors.
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
. The Company intends to disclose amendments to or waivers from a required provision of the code of ethics on Form
8-K.
Nomination of Directors
There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2023 Annual Meeting of Stockholders.

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
Mr. Kajee,
our
Chief Financial Officer and Treasurer, and Mr. Talarico, our Chief Compliance Officer and Secretary, are paid by the Investment Adviser, subject to reimbursement by us of an allocable portion of such compensation for services rendered by such persons to the Company.
Compensation of Directors
The following table sets forth the compensation of the Company’s directors, for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation	Total
Interested Directors
Michael S. Gross	—	—	—	—
Bruce Spohler	—	—	—	—
Independent Directors
Steven Hochberg	$133,000	—	—	$133,000
David S. Wachter	$128,000	—	—	$128,000
Leonard A. Potter	$128,000	—	—	$128,000
Andrea C. Roberts (3)	$41,239	—	—	$41,239

(1)	For a discussion of the independent directors’ compensation, see below.
(2)
We do not maintain a stock or option plan,
non-equity
incentive plan or pension plan for our directors. However, our independent directors have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during 2023.

(3)	Ms. Roberts was appointed to the board of directors on August 28, 2023.
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
The charter sets forth the responsibilities of the Compensation Committee. The Compensation Committee is responsible for reviewing and recommending for approval to our board of directors the Advisory Agreement and the Administration Agreement. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the board of directors regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the board of directors with matters related to compensation generally. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee. The members of the Compensation Committee are Messrs. Hochberg, Wachter and Potter and Ms. Roberts, all of whom are considered independent under the rules of the NASDAQ Stock Market and are not “interested persons” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Potter serves as Chairman of the Compensation Committee.
Compensation Committee Interlocks and Insider Participation
During fiscal year 2023 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation
S-K.
Compensation Committee Report
Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our annual report on Form
10-K.
Clawback Policy
While the Company, as an externally-managed business development company under the 1940 Act, currently neither pays nor has any plans to pay or otherwise award incentive-based compensation to its executive officers, the Board adopted our Clawback Policy, effective November 6, 2023 (the “Clawback Policy”), in accordance with Rule
10D-1
of the 1934 Act and Nasdaq listing standards. The Clawback Policy applies to current and former covered executive officers of the Company and is administered by the Compensation Committee. In the event the Company is required to prepare an accounting restatement to correct material noncompliance with any financial reporting requirement under U.S. federal securities laws, including restatements that correct an error in previously issued financial statements that is material to the previously issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, it is the Company’s policy to recover erroneously awarded incentive-based compensation, if any, received by its executive officers. The recovery of such compensation applies regardless of whether an executive officer engaged in misconduct or otherwise caused or contributed to the requirement for a restatement.
During the fiscal year ended December 31, 2023 and continuing through the date of this Annual Report on Form
10-K,
we were not required to prepare an accounting restatement that required recovery of erroneously awarded compensation under the Clawback Policy nor was there an outstanding balance as of December 31, 2023 of erroneously awarded compensation to be recovered under the Clawback Policy from a prior restatement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of February 23, 2024, the beneficial ownership of each current director, the nominees for directors, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon reports filed by such persons with the SEC and other information obtained from such persons, if available.
Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has voting and investment power and has the same address as the Company. Our address is 500 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Michael S. Gross(3)(4)	3,829,913	7.0%
Bruce Spohler(3)	3,516,273	6.4%
Independent Directors
Steven Hochberg	2,742	*
Leonard A. Potter	14,872	*
David S. Wachter	53,494	*
Andrea C. Roberts	—	—
Executive Officers
Shiraz Y. Kajee	7,500	*
Guy Talarico	31,899	*
All executive officers and directors as a group (8 persons)	4,458,780	8.2%
Thornburg Investment Management Inc.(5)	4,338,599	8.0%

*	Represents less than one percent.
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

(2)	Based on a total of 54,554,634 shares of the Company’s common stock issued and outstanding as of February 23, 2024.
(3)
Includes 1,285,013 shares held by Solar Capital Investors, LLC and 715,000 shares held by Solar Capital Investors II, LLC, 355,107 shares held by Solar Senior Capital Investors, LLC and 77 shares held by SLR Capital Management, LLC, a portion of each which may be deemed to be indirectly beneficially owned by Michael S. Gross, by Bruce Spohler and a grantor retained annuity trust (“GRAT”) setup by and for Mr. Gross by virtue of their collective ownership interest therein. Also includes 642,716 shares held by Solar Capital Partners Employee Stock Plan LLC, which is controlled by SLR Capital Partners, LLC. Mr. Gross and Mr. Spohler may be deemed to beneficially own a portion of the shares held by Solar Capital Partners Employee Stock Plan LLC by virtue of their collective ownership interest in SLR Capital Partners, LLC. Each of Mr. Gross and Mr. Spohler disclaim beneficial ownership of any shares of our common stock directly held by Solar Capital Partners Employee Stock Plan LLC, Solar Capital Investors, LLC, Solar Capital Investors II, LLC, Solar Senior Capital Investors, LLC and SLR Capital Management, LLC, except to the extent of their respective pecuniary interest therein. Also includes 199,466 shares held in a trust of which Bruce Spohler became co-trustee
in which he and certain members of his immediate family are beneficiaries (the “Spohler Trust”) and 243,021 shares held by a limited liability company in which he owns a pro rata interest (the “Spohler LLC”). Mr. Spohler disclaims beneficial ownership of the shares in the Spohler Trust and the Spohler LLC.

(4)
Includes 152,166 shares directly held by Michael S. Gross’ profit sharing plan (the “Profit Sharing Plan”). Mr. Gross may be deemed to directly beneficially own these shares as the sole participant in the Profit

Sharing Plan. Also includes 117,617 shares held by certain trusts for the benefit of family members for which Mr. Gross serves as trustee (the “Family Trusts”). The total includes 334,428 shares held by the GRAT. Mr. Gross may be deemed to directly beneficially own these shares by virtue of his control with respect to the Family Trusts, and disclaims beneficial ownership of the securities held by the Family Trusts except to the extent of his pecuniary interest therein.

(5)
Based upon information contained in the Schedule 13G filed February 9, 2024 by Thornburg Investment Management Inc. Such securities are held by certain investment vehicles controlled and/or managed by Thornburg Investment Management Inc. or its affiliates. The address for Thornburg Investment Management Inc. is 2300 North Ridgetop Road, Santa Fe, New Mexico 87506.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 24, 2023. The Company is part of a “Fund Complex,” as that term is defined in Schedule 14A and Regulation 14A under the 1934 Act. For purposes of this Annual Report on Form
10-K,
the term Fund Complex includes the Company, SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC.

Name of Director	Dollar Range of Equity Securities Beneficially Owned in the Company(1)(2)	Dollar Range of Equity Securities Beneficially Owned in the Fund Complex(1)(2)(3)
Interested Directors
Michael S. Gross	Over $ 100,000	Over $ 100,000
Bruce Spohler	Over $ 100,000	Over $ 100,000
Independent Directors
Steven Hochberg	$10,001- $50,000	$10,001- $50,000
Leonard A. Potter	Over $ 100,000	Over $ 100,000
David S. Wachter	Over $ 100,000	Over $ 100,000
Andrea C. Roberts	None	None

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)
The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $14.89 on February 23, 2024 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule
16a-1(a)(2)
of the 1934 Act.

(3)
The dollar range of equity securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the total dollar range of equity securities in the Company beneficially owned by the directors, as no director has beneficial ownership of SCP Private Credit Income BDC LLC, SLR HC BDC LLC or SLR Private Credit BDC II LLC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
We have entered into the Advisory Agreement with SLR Capital Partners. Mr. Gross, our Chairman,
Co-Chief
Executive Officer and President, and Mr. Spohler, our
Co-Chief
Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, SLR Capital Partners. In addition, Mr. Kajee, our Chief Financial Officer and Treasurer, serves as the Chief Financial Officer for SLR Capital Partners, and Mr. Talarico, our Chief Compliance Officer and Secretary serves as General Counsel and Chief Compliance Officer for SLR Capital Partners.
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
Co-Chief
Executive Officer, Bruce Spohler, our
Co-Chief
Executive Officer and Chief Operating Officer, Shiraz Y. Kajee, our Chief Financial Officer, and Guy F. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC.
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
day-to-day
operations.
Board Consideration of the Advisory Agreement
Our board of directors determined at a meeting held on October 25, 2023 to approve the Advisory Agreement between the Company and SLR Capital Partners. In reliance on certain exemptive relief provided by the SEC, the Board ratified the approval of the Investment Management Agreement at its next in-person
meeting held on November 6, 2023. In its consideration of the approval of the Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

•	the nature, extent and quality of advisory services to be rendered, including information about the investment performance of the Company relative to its stated objectives and in comparison to the performance of the Company’s peer group and relevant market indices, and concluded that such services are satisfactory and the Company’s investment performance is reasonable;

•
the experience and qualifications of the personnel of SLR Capital Partners providing such services, including information about the backgrounds of the investment personnel, the allocation of responsibilities among such personnel and the process by which investment decisions are made, and concluded that SLR Capital Partners’ personnel have extensive experience and are well qualified;

•
the current fee structure, the existence of any fee waivers, and the Company’s anticipated expense ratios in relation to those of other investment companies having comparable investment policies and limitations, and concluded that the proposed fee structure is reasonable;

•
the fees charged by SLR Capital Partners to the Company, to SCP Private Credit Income BDC LLC, to SLR HC BDC LLC and to SLR Private Credit BDC II LLC, and comparative data regarding the advisory fees charged by other investment advisers to similar investment companies, and concluded that the fees to be charged by SLR Capital Partners to the Company are reasonable;

•
the direct and indirect costs, including for personnel and office facilities, that may be incurred by SLR Capital Partners and its affiliates in performing services for the Company and the basis of determining and allocating these costs, and concluded that the direct and indirect costs, including the allocation of such costs, are reasonable;

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
In order to evaluate the materiality of any such relationship, the board of directors uses the definition of director independence set forth in the rules promulgated by the NASDAQ Stock Market. Rule 5605(a)(2)

provides that a director of a BDC shall be considered to be independent if he or she is not an “interested person” of such BDC, as defined in Section 2(a)(19) of the 1940 Act.
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
Table below in thousands

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees	$803.0	$828.1
Audit-Related Fees	—	—
Tax Fees	186.6	166.3
All Other Fees	—	20.0
Total Fees:	$989.6	$1,014.4
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
Any requests for audit, audit-related, tax and other services that have not received general pre-approval
must be submitted to the Audit Committee for specific
pre-approval,
irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval
is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval
authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval
decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve
services performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2023, the Audit Committee pre-approved
100% of the services described in this policy.

PART IV

Item 15.	Exhibit and Financial Statement Schedules
a. Documents Filed as Part of this Report
The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

2.1	Agreement and Plan of Merger among SLR Investment Corp., SLR Senior Investment Corp., Solstice Merger Sub, Inc. and SLR Capital Partners, LLC (for the limited purposes set forth therein), dated as of December 1, 2021(14)

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment (13)

3.3	Second Amended and Restated Bylaws(14)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(5)

4.3	Second Supplemental Indenture, dated November 22, 2017, relating to the 4.50% Notes due 2023, between the Registrant and U.S. Bank National Association as trustee, including the Form of 4.50% Notes due 2023(8)

4.4	Description of Securities(17)

10.1	Dividend Reinvestment Plan(1)

10.2	Form of Senior Secured Credit Agreement dated as of August 28, 2019 (as amended December 28, 2021) among SLR Investment Corp., Citibank, N.A., as Administrative Agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Citibank, N.A., J.P. Morgan Securities LLC, and Sumitomo Mitsui Banking Corporation as Joint Lead Bookrunners and Joint Lead Arrangers(15)

10.3	Third Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and SLR Capital Partners, LLC(9)

10.4	Form of Custodian Agreement(7)

10.5	Amended and Restated Administration Agreement by and between Registrant and SLR Capital Management, LLC(6)

10.6	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.7	First Amended and Restated Trademark License Agreement by and between Registrant and SLR Capital Partners, LLC(13)

10.8	Form of Share Purchase Agreement by and between Registrant and SLR Capital Investors II, LLC(2)
10.9	Form of Registration Rights Agreement(3)

10.10	Form of Subscription Agreement(3)

10.11	Form of Note Purchase Agreement by and between the Registrant and the lenders party thereto(10)

10.12	Form of First Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto(10)

10.13	Form of Second Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto(10)

Exhibit Number	Description

10.14	Form of Third Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto(10)

10.15	Form of Fifth Supplement to Note Purchase Agreement(16)

10.16	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and SLR Senior Investment Corp., as the contributor(4)

10.17	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through the Eleventh Amendment dated as of August 29, 2023), by and among SUNS SPV LLC, as the borrower, SLR Investment Corp., as the servicer and the transferor, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian (21)

10.18	Letter Agreement, dated as of April 1, 2022, between SLR Investment Corp. and SLR Capital Partners, LLC(18)

10.19	Credit Facility Assumption Agreement, dated as of April 1, 2022, by SLR Investment Corp.(18)

10.20	Assumption Agreement, dated as of April 1, 2022, made by SLR Investment Corp. for the benefit of the holders of Notes issued under the Note Purchase Agreement(18)

10.21	Note Purchase Agreement, dated as of March 31, 2020, between SLR Senior Investment Corp. and the purchasers party thereto(18)

10.22	Form of SLR Senior Lending Program LLC Amended and Restated Limited Liability Company Agreement, dated as of October 7, 2022, by and between SLR Investment Corp. and Sunstone Senior Credit L.P. (19)

14.2	Code of Business Conduct(6)

19.1	Joint Code of Ethics and Insider Trading Policy(20)

21.1	Subsidiaries of SLR Investment Corp.*

23.1	Consent of Independent Registered Public Accounting Firm*

23.2	Consent of Independent Auditor*

23.3	Consent of Independent Auditor*

23.4	Consent of Independent Auditor*

23.5	Consent of Independent Auditor*

23.6	Consent of Independent Auditor*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

Exhibit Number	Description

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

97.1	Clawback Policy*

99.1	Crystal Financial LLC (A Delaware Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2023 and December 31, 2022*

99.2	NEF Holdings, LLC and Subsidiaries (A Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2023 and December 31, 2022*

99.3	KBH Topco, LLC (A Delaware Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2023 and December 31, 2022*

99.4	Gemino Healthcare Finance, LLC and Subsidiary Consolidated Financial Statements years ended December 31, 2023 and December 31, 2022*

99.5	North Mill Holdco LLC and Subsidiaries Consolidated Financial Report years ended December 31, 2023 and December 31, 2022*

99.6	Report of Independent Registered Public Accounting Firm on Supplemental Information*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 (File No 333-148734) filed on February 9, 2010.
(3)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on November 29, 2010.
(4)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 8-K (File No. 814-00849) filed on August 31, 2011.
(5)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(6)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 10 (File No. 333-172968) filed on November 12, 2013.
(7)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-K filed on February 25, 2014.
(8)	Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-194870) filed on November 22, 2017.
(9)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-Q filed on August 6, 2018.

(10)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-K filed on February 20, 2020.
(11)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 10-Q (File No. 814-00849) filed on May 7, 2020.
(12)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-K filed on February 24, 2021.
(13)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on February 25, 2021.
(14)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on December 1, 2021.
(15)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on January 3, 2022.
(16)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on January 12, 2022.
(17)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-K filed on March 1, 2022.
(18)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on April 1, 2022.
(19)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on October 12, 2022.
(20)	Previously filed in connection with SLR Investment Corp.’s report on Form 10-K filed on February 28, 2023.
(21)	Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on August 30, 2023.
*	Filed herewith.
c. Consolidated Financial Statement Schedules
Separate Financial Statements of Subsidiaries Not Consolidated:
Consolidated Financial Statements for Crystal Financial LLC’s (A Delaware Limited Liability Company) years ended December 31, 2023 and December 31, 2022 are attached as Exhibit 99.1 hereto.
Consolidated Financial Statements for NEF Holdings, LLC’s (A Delaware Limited Liability Company) years ended December 31, 2023 and December 31, 2022 are attached as Exhibit 99.2 hereto.
Consolidated Financial Statements for KBH Topco LLC’s (A Delaware Limited Liability Company) years ended December 31, 2023 and December 31, 2022 are attached as Exhibit 99.3 hereto.
Consolidated Financial Statements for Gemino Healthcare Finance, LLC and Subsidiary year ended December 31, 2023 and December 31, 2022 are attached as Exhibit 99.4 hereto.
Consolidated Financial Statements for North Mill Holdco LLC year ended December 31, 2023 and December 31, 2022 are attached as Exhibit 99.5 hereto.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLR INVESTMENT CORP.

By:	/ S / M ICHAEL S. G ROSS	/ S / B RUCE J. S POHLER
	Michael S. Gross Co-Chief Executive Officer, President, Chairman of the Board and Director Date: February 27, 2024	Bruce J. Spohler Co-Chief Executive Officer, Chief Operating Officer and Director Date: February 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 27, 2024	/ S / M ICHAEL S. G ROSS Michael S. Gross	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 27, 2024	/ S / B RUCE J. S POHLER Bruce J. Spohler	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)

February 27, 2024	/ S / S TEVEN H OCHBERG Steven Hochberg	Director

February 27, 2024	/ S / D AVID S. W ACHTER David S. Wachter	Director

February 27, 2024	/ S / L EONARD A. P OTTER Leonard A. Potter	Director

February 27, 2024	/ S / A NDREA C. R OBERTS Andrea C. Roberts	Director

February 27, 2024	/ S / S HIRAZ Y. K AJEE Shiraz Y. Kajee	Chief Financial Officer (Principal Financial Officer)

183