Form 10-Q
period 2024-03-31
SLR Investment Corp.
filed 2024-05-08
CIK 1418076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31,
2024

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
12b-2
of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of May 6, 2024 was 54,554,634.

SLR INVESTMENT CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2024
TABLE OF CONTENTS

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of March 31, 2024 (unaudited) and December 31, 2023	3

	Consolidated Statements of Operations for the three months ended March 31, 2024 (unaudited) and the three months ended March 31, 2023 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2024 (unaudited) and the three months ended March 31, 2023 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2024 (unaudited) and the three months ended March 31, 2023 (unaudited)	6

	Consolidated Schedule of Investments as of March 31, 2024 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2023	18

	Notes to Consolidated Financial Statements (unaudited)	29

	Report of Independent Registered Public Accounting Firm	51

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	70

Item 4.	Controls and Procedures	71

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	71

Item 1A.	Risk Factors	71

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	71

Item 3.	Defaults Upon Senior Securities	71

Item 4.	Mine Safety Disclosures	72

Item 5.	Other Information	72

Item 6.	Exhibits	72

	Signatures	73

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Investment Corp. unless the context states otherwise.

Item 1.	Financial Statements
SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share amounts)

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Investments at fair value:
Companies less than 5 % owned (cost: $1,229,225 and $1,260,205, respectively)	$1,243,944	$1,271,442
Companies 5 % to 25 % owned (cost: $60,891 and $60,064, respectively)	45,078	44,250
Companies more than 25 % owned (cost: $875,569 and $870,128, respectively)	844,916	839,074
Cash	15,254	11,864
Cash equivalents (cost: $292,869 and $332,290, respectively)	292,869	332,290
Dividends receivable	11,792	11,768
Interest receivable	12,131	11,034
Receivable for investments sold	1,549	1,538
Prepaid expenses and other assets	930	608

Total assets	$2,468,463	$2,523,868

Liabilities
Debt ($1,162,250 and $1,183,250 face amounts, respectively, reported net of unamortized debt issuance costs of $4,927 and $5,473, respectively. See note 7)	$1,157,323	$1,177,777
Payable for investments and cash equivalents purchased	292,869	332,290
Management fee payable (see note 3)	7,882	8,027
Performance-based incentive fee payable (see note 3)	5,906	5,864
Interest payable (see note 7)	6,913	7,535
Administrative services payable (see note 3)	2,283	1,969
Other liabilities and accrued expenses	3,144	3,767

Total liabilities	$1,476,320	$1,537,229

Commitments and contingencies (see note 9)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 54,554,634 and 54,554,634 shares issued and outstanding, respectively	$546	$546
Paid-in capital in excess of par	1,117,930	1,117,930
Accumulated distributable net loss	(126,333)	(131,837)

Total net assets	$992,143	$986,639

Net Asset Value Per Share	$18.19	$18.09

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except share amounts)

	Three months ended
	March 31, 2024	March 31, 2023
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$41,004	$37,338
Companies 5% to 25% owned	831	—
Companies more than 25% owned	3,338	2,711
Dividends:
Companies more than 25% owned	12,227	11,176
Other income:
Companies less than 5% owned	574	2,322
Companies more than 25% owned	125	—

Total investment income	58,099	53,547

EXPENSES:
Management fees (see note 3)	7,882	7,706
Performance-based incentive fees (see note 3)	5,952	5,509
Interest and other credit facility expenses (see note 7)	18,188	15,286
Administrative services expense (see note 3)	1,376	1,508
Other general and administrative expenses	895	1,501

Total expenses	34,293	31,510

Performance-based incentive fees waived (see note 3)	(46)	(110)

Net expenses	34,247	31,400

Net investment income	$23,852	$22,147

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain on investments and cash equivalents (companies less than 5% owned)	$135	$687

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	3,484	(14,271)
Companies 5% to 25% owned	1	—
Companies more than 25% owned	399	(1,739)

Net change in unrealized gain (loss) on investments and cash equivalents	3,884	(16,010)

Net realized and unrealized gain (loss) on investments and cash equivalents	4,019	(15,323)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$27,871	$6,824

EARNINGS PER SHARE (see note 5)	$0.51	$0.13

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
(in thousands, except share amounts)

	Three months ended
	March 31, 2024	March 31, 2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$23,852	$22,147
Net realized gain	135	687
Net change in unrealized gain (loss)	3,884	(16,010)

Net increase in net assets resulting from operations	27,871	6,824

Distributions to stockholders:
From net investment income	(22,367)	(22,147)
From return of capital	—	(220)

Net distributions to stockholders	(22,367)	(22,367)

Capital transactions (see note 10) :
Repurchases of common stock	—	(10)

Total increase (decrease) in net assets	5,504	(15,553)
Net assets at beginning of period	986,639	999,731

Net assets at end of period	$992,143	$984,178

Capital stock activity (see note 10) :
Repurchases of common stock	—	(746)

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three months ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$27,871	$6,824
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized gain on investments and cash equivalents	(135)	(687)
Net change in unrealized (gain) loss on investments	(3,884)	15,872
Deferred financing costs/market discount	549	524
Net accretion of discount on investments	(2,355)	(2,490)
(Increase) decrease in operating assets:
Purchase of investments	(100,173)	(155,976)
Proceeds from disposition of investments	127,860	144,686
Capitalization of payment-in-kind income	(2,799)	(3,190)
Collections of payment-in-kind income	2,314	—
Receivable for investments sold	(11)	(64)
Interest receivable	(1,097)	(801)
Dividends receivable	(24)	438
Prepaid expenses and other assets	(322)	(191)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(39,421)	7,609
Management fee payable	(145)	(258)
Performance-based incentive fee payable	42	(23)
Administrative services expense payable	314	(739)
Interest payable	(622)	(1,416)
Other liabilities and accrued expenses	(623)	(615)

Net Cash Provided by Operating Activities	7,339	9,503

Cash Flows from Financing Activities:
Cash distributions paid	(22,367)	(22,392)
Repayment of unsecured borrowings	—	(75,000)
Proceeds from secured borrowings	104,997	166,000
Repayment of secured borrowings	(126,000)	(62,000)
Repurchase of common stock	—	(10)

Net Cash Provided by (Used in) Financing Activities	(43,370)	6,598

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,031)	16,101
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	344,154	428,333

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$308,123	$444,434

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,810	$16,702

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
March 31, 2024
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)		Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 127.3%
First Lien Bank Debt/Senior Secured Loans
33Across Inc.	Media	P+232		8.50%	10.82%	1/22/2024	10/31/2025	$2,259	$2,259	$2,259
Aegis Toxicology Sciences Corporation(16)	Health Care Providers & Services	S+550		1.00%	11.08%	5/7/2018	5/9/2025	13,301	13,159	13,301
Alkeme Intermediary Holdings, LLC(16)	Insurance	S+625		1.00%	11.68%	9/20/2023	10/28/2026	9,722	9,468	9,722
All States Ag Parts, LLC(16)	Trading Companies & Distributors	S+600		1.00%	11.57%	4/1/2022	9/1/2026	2,161	2,136	2,161
Atria Wealth Solutions, Inc.(16)	Diversified Financial Services	S+650		1.00%	12.06%	9/14/2018	5/31/2024	16,197	16,164	16,197
Basic Fun, Inc.(16)	Specialty Retail	S+650		1.00%	12.10%	10/30/2020	7/2/2024	2,150	2,147	2,150
BayMark Health Services, Inc.(16)	Health Care Providers & Services	S+500		1.00%	10.57%	4/1/2022	6/11/2027	8,244	8,012	8,244
Bayside Opco, LLC(25)	Healthcare Providers & Services	S+725	(11)	1.00%	12.70%	5/31/2023	5/31/2026	20,040	20,040	20,040
Bayside Parent, LLC(25)	Healthcare Providers & Services	S+1000	(11)	1.00%	15.45%	5/31/2023	5/31/2026	5,355	5,355	5,355
BDG Media, Inc.	Media	P+525		5.50%	13.75%	7/18/2022	7/31/2025	3,524	3,524	3,524
Brainjolt LLC	Media	P+425		3.25%	12.75%	1/22/2024	1/22/2025	1,295	1,295	1,295
CC SAG Holdings Corp. (Spectrum Automotive)(16)	Diversified Consumer Services	S+575		0.75%	11.19%	6/29/2021	6/29/2028	30,433	29,976	30,433
Copper River Seafoods, Inc.	Food Products	P+275		—	11.25%	12/1/2023	4/23/2025	2,543	2,543	2,543
Crewline Buyer, Inc.	IT Services	S+675		1.00%	12.06%	11/8/2023	11/8/2030	5,084	4,961	4,957
CVAUSA Management, LLC(16)	Health Care Providers & Services	S+650		1.00%	11.74%	5/22/2023	5/22/2029	17,322	16,847	17,322
DeepIntent, Inc.	Media	P+225		—	10.75%	12/1/2023	6/30/2026	23,115	23,115	23,115
Enhanced Permanent Capital, LLC(3)	Capital Markets	S+700		1.00%	12.46%	12/29/2020	12/29/2025	42,521	41,940	42,521
ENS Holdings III Corp. & ES Opco USA LLC (Bluefin)(16)	Trading Companies & Distributors	S+475		1.00%	10.15%	4/1/2022	12/31/2025	4,725	4,631	4,725
Fertility (ITC) Investment Holdco, LLC	Health Care Providers & Services	S+650		1.00%	11.78%	1/4/2023	1/3/2029	22,539	21,967	22,539
Foundation Consumer Brands, LLC(16)	Personal Products	S+625		1.00%	11.73%	2/12/2021	2/12/2027	26,619	26,114	26,619
GSM Acquisition Corp.	Leisure Equipment & Products	S+500		1.00%	10.44%	4/1/2022	11/16/2026	2,365	2,297	2,365
See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
March 31, 2024
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)		Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Higginbotham Insurance Agency, Inc.(16)	Insurance	S+550		1.00%	10.93%		4/1/2022	11/25/2028	$21,156	$21,156	$21,156
Human Interest Inc.	Internet Software & Services	S+785		1.00%	13.18%		6/30/2022	7/1/2027	20,104	19,983	20,104
iCIMS, Inc.	Software	S+725		0.75%	12.05	% (24)	8/18/2022	8/18/2028	30,897	30,498	30,897
Kaseya, Inc.(16)	Software	S+600		0.75%	10.81	% (14)	6/22/2022	6/23/2029	24,670	24,378	24,670
Kid Distro Holdings, LLC (Distro Kid)(16)	Software	S+550		1.00%	10.96%		9/24/2021	10/1/2027	20,155	19,899	20,155
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	S+700		1.00%	12.49%		12/21/2018	12/21/2024	96,000	95,922	96,000
Logix Holding Company, LLC(16)	Communications Equipment	P+475		1.00%	13.25%		9/14/2018	12/22/2024	14,009	13,711	14,009
Luxury Asset Capital, LLC(16)	Thrifts & Mortgage Finance	S+675		1.00%	12.19%		7/15/2022	7/15/2027	30,500	30,061	30,500
Maxor Acquisition, Inc.(16)	Health Care Providers & Services	S+675		1.00%	12.29%		3/1/2023	3/1/2029	17,559	17,101	17,559
NSPC Intermediate Corp. (National Spine)	Health Care Providers & Services	S+800	(11)	1.00%	13.46%		4/1/2022	2/13/2026	2,460	2,394	2,460
One Touch Direct, LLC	Commercial Services & Supplies	P+75		—	9.25%		12/1/2023	3/31/2025	2,297	2,297	2,297
ONS MSO, LLC(16)	Health Care Providers & Services	S+625		1.00%	11.56%		2/10/2023	7/8/2026	28,046	27,390	28,046
Orthopedic Care Partners Management, LLC	Health Care Providers & Services	S+650		1.00%	12.06%		8/17/2022	5/16/2024	19,587	19,491	19,587
Peter C. Foy & Associates Insurance Services, LLC(16)	Insurance	S+600		0.75%	11.44%		4/1/2022	11/1/2028	16,834	16,604	16,834
Pinnacle Treatment Centers, Inc.(16)	Health Care Providers & Services	S+650		1.00%	11.93%		1/22/2020	1/2/2026	22,634	22,385	22,634
Plastics Management, LLC(16)	Health Care Providers & Services	S+500		1.00%	10.41%		4/1/2022	8/18/2027	17,096	16,482	17,096
Retina Midco, Inc.(16)	Health Care Providers & Services	S+575		1.00%	11.33%		12/18/2023	1/31/2026	20,594	20,232	20,183
RQM+ Corp.(16)	Life Sciences Tools & Services	S+575		1.00%	11.31%		8/20/2021	8/12/2026	23,576	23,294	23,458
RxSense Holdings LLC(16)	Diversified Consumer Services	S+500		1.00%	10.41%		4/1/2022	3/13/2026	2,649	2,575	2,649
SCP Eye Care, LLC	Health Care Providers & Services	S+575		1.00%	11.17%		10/6/2022	10/5/2029	9,992	9,715	9,992
SHO Holding I Corporation (Shoes for Crews)(16)**	Footwear	S+523		1.00%	—		4/1/2022	4/27/2024	5,716	5,555	4,859
Sightly Enterprises, Inc.	Media	P+575		6.00%	14.25%		1/22/2024	12/31/2024	4,525	4,525	4,525
See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
March 31, 2024
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)		Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+600		1.00%	11.44%	6/3/2022	1/27/2026	$20,480	$20,167	$20,480
SPAR Marketing Force, Inc.	Media	P+190		—	10.40%	12/1/2023	10/10/2024	8,866	8,866	8,866
Stryten Resources LLC	Auto Parts & Equipment	S+800		1.00%	13.47%	8/11/2021	10/12/2026	25,594	25,301	25,594
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	S+550		0.75%	10.91%	6/16/2021	6/16/2028	14,943	14,653	14,943
TAUC Management, LLC(16)	Health Care Providers & Services	P+450		1.00%	15.00%	4/1/2022	2/12/2027	6,889	6,662	6,200
The Townsend Company, LLC(16)	Commercial Services & Supplies	S+625		1.00%	11.58%	8/17/2023	8/15/2029	10,213	9,976	10,213
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+600		1.00%	11.45%	4/1/2022	12/31/2026	3,763	3,631	3,763
Ultimate Baked Goods Midco LLC (Rise Baking)(16)	Packaged Foods & Meats	S+625		1.00%	10.93%	8/12/2021	8/13/2027	26,292	25,779	26,292
United Digestive MSO Parent, LLC(16)	Health Care Providers & Services	S+675		1.00%	12.07%	3/30/2023	3/30/2029	10,152	9,883	10,152
Urology Management Holdings, Inc.	Health Care Providers & Services	S+625		1.00%	11.66%	2/7/2023	6/15/2026	9,182	8,980	9,182
UVP Management, LLC	Health Care Providers & Services	S+625		1.00%	11.71%	9/18/2023	9/15/2025	13,757	13,489	13,619
Vessco Midco Holdings, LLC	Water Utilities	P+350		1.00%	12.00%	4/1/2022	11/2/2026	7	7	7
Western Veterinary Partners LLC(16)	Diversified Consumer Services	S+600		1.00%	11.56%	1/19/2024	10/29/2026	9,808	9,670	9,661
West-NR Parent, Inc.(16)	Insurance	S+625		1.00%	11.65%	8/1/2023	12/27/2027	8,992	8,834	8,992

Total First Lien Bank Debt/Senior Secured Loans									$869,496	$879,021

Second Lien Asset-Based Senior Secured Loans
AMF Levered II, LLC	Diversified Financial Services	S+705		1.00%	12.49%	12/24/2021	8/21/2028	29,925	$29,494	$29,925
FGI Worldwide LLC	Diversified Financial Services	S+650		1.00%	11.83%	4/17/2023	4/17/2028	8,206	8,031	8,206

									$37,525	$38,131

Second Lien Bank Debt/Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975	(11)	1.00%	—	12/23/2013	10/12/2026	16,267	$12,297	$7,827

See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
March 31, 2024
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.(16)	Pharmaceuticals	S+515	4.60%	10.47%		12/31/2019	5/1/2028	$37,311	$37,608	$40,034
Arcutis Biotherapeutics, Inc.(3)	Pharamceuticals	S+745	0.10%	12.87%		12/22/2021	1/1/2027	66,849	68,443	70,302
Ardelyx, Inc.(3)	Pharmaceuticals	S+425	4.70%	9.59	% (26)	2/23/2022	3/1/2027	33,102	33,184	33,822
Cerapedics, Inc.	Biotechnology	S+620	2.75%	11.52%		12/27/2022	1/1/2028	36,156	36,319	37,569
Meditrina, Inc.	Health Care Equipment & Supplies	S+550	3.45%	10.82%		12/20/2022	12/1/2027	3,367	3,390	3,410
Neuronetics, Inc.(16)	Health Care Equipment & Supplies	S+565	3.95%	10.97%		3/2/2020	3/29/2028	30,878	31,006	32,575
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	S+580	5.31%	11.22%		7/30/2018	11/1/2025	24,500	25,156	24,623
Outset Medical, Inc.(3)(16)	Health Care Equipment & Supplies	S+515	2.75%	10.47%		11/3/2022	11/1/2027	44,727	44,965	44,392
SPR Therapeutics, Inc.	Health Care Technology	S+515	4.00%	10.47%		1/30/2024	2/1/2029	4,866	4,837	4,830
Vapotherm, Inc.	Health Care Equipment & Supplies	S+930	1.00%	14.72	% (22)	2/18/2022	2/1/2027	39,223	39,824	39,811
Vertos Medical, Inc.	Health Care Equipment & Supplies	S+515	4.75%	10.47%		6/14/2023	7/1/2028	6,651	6,622	6,668

Total First Lien Life Science Senior Secured Loans									$331,354	$338,036

Total Senior Secured Loans									$1,250,672	$1,263,015

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 24.1%
A&A Crane and Rigging, LLC (10)	Commercial Services & Supplies	7.78%	3/27/2023	3/27/2028	$65	$65	$65
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-9.64%	2/12/2021	3/1/2025-12/1/2026	1,189	1,187	1,187
AFG Dallas III, LLC (10)	Diversified Consumer Services	10.00-11.29%	8/11/2022	8/11/2026-3/1/2027	1,013	1,013	1,013
Air Methods Corporation (10)	Airlines	7.08-7.13%	11/3/2021	11/3/2026-11/23/2026	2,973	3,008	2,973
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	4/15/2025	270	270	273
Boart Longyear Company (10)	Metals & Mining	8.31-10.40%	5/28/2020	7/1/2024-10/7/2026	2,013	2,013	2,013
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/1/2022	7/1/2026	104	104	104
C-Port/Stone LLC (10)	Oil, Gas & Consumable Fuels	8.54%	10/7/2022	11/1/2027	6,126	5,988	5,942
See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
March 31, 2024
(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing (continued)
Carolina’s Contracting, LLC (10)	Diversified Consumer Services	8.40-8.72%	3/7/2023	3/7/2028-5/18/2028	$3,354	$3,383	$3,354
CKD Holdings, Inc. (10)	Road & Rail	8.10-8.60%	9/22/2022	3/22/2026-9/22/2027	2,645	2,645	2,645
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	9.36-13.01%	5/27/2021	4/1/2025-5/1/2028	5,923	5,923	5,923
Complete Equipment Rentals, LLC (10)	Commercial Services & Supplies	6.75-7.15%	3/23/2023	4/1/2028-6/1/2028	1,747	1,722	1,717
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	1,119	1,127	1,119
Double S Industrial Contractors, Inc. (10)	Commercial Services & Supplies	8.60%	7/28/2023	8/1/2027	106	106	106
Drillers Choice, Inc. (10)	Commercial Services & Supplies	8.00-10.08%	10/31/2022	11/1/2027-6/1/2029	1,781	1,784	1,781
Energy Drilling Services, LLC (10)	Diversified Consumer Services	6.58-9.16%	8/26/2022	11/9/2025-9/1/2027	1,033	1,033	1,033
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	4,379	4,397	4,379
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	8.37%	4/27/2018	4/27/2025	3,260	3,260	3,179
Extreme Steel Crane & Rigging, LLC (10)	Commercial Services & Supplies	9.52%	3/3/2023	3/3/2027	791	797	791
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50-9.02%	10/28/2021	10/1/2026-3/1/2027	2,106	2,108	2,106
First National Capital, LLC (10)	Diversified Financial Services	9.00%	11/5/2021	8/1/2026	4,830	4,830	4,830
GMT Corporation (10)	Machinery	10.71%	10/23/2018	1/1/2026	3,542	3,544	3,542
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/8/2021	11/1/2025	606	606	606
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%	11/15/2018	5/1/2024-9/1/2025	117	117	113
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	3,186	3,196	3,186
Loc Performance Products, LLC (10)	Machinery	10.50%	12/29/2022	6/1/2027	598	598	598
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/2024-9/25/2024	7,500	7,500	7,361
Lux Credit Consultants, LLC (10)	Road & Rail	8.28-12.09%	6/17/2021	12/1/2024-12/1/2026	9,650	9,650	9,650
Lux Vending, LLC (10)	Consumer Finance	12.46-13.26%	8/20/2021	8/20/2024-11/1/2024	360	361	360
See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
March 31, 2024
(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing (continued)
Miranda Logistics Enterprise, Inc. (10)	Construction & Engineering	7.69%	4/14/2023	4/14/2028	$748	$748	$748
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	2/28/2025	216	215	216
Nimble Crane LLC (10)	Commercial Services & Supplies	9.18%	7/13/2023	7/13/2028	893	893	893
No Limit Construction Services, LLC (10)	Commercial Services & Supplies	7.73%	5/5/2023	6/1/2028	113	113	113
Ozzies, Inc. (10)	Commercial Services & Supplies	10.72%	12/23/2022	1/1/2027	1,509	1,550	1,509
PCX Aerostructures LLC (10)	Aerospace & Defense	9.32%	11/23/2022	12/1/2028	2,219	2,219	2,219
Rane Light Metal Castings Inc. (10)	Machinery	10.00%	6/1/2020	6/1/2024	28	28	28
Rango, Inc. (10)	Commercial Services & Supplies	9.33%	9/24/2019	11/1/2024	459	466	451
Rayzor’s Edge LLC (10)	Diversified Consumer Services	7.69-8.27%	5/19/2023	5/18/2030-6/30/2030	690	690	690
RH Land Construction, LLC & Harbor Dredging LA, Inc. (10)	Construction & Engineering	8.08%	5/10/2023	5/10/2026	103	103	103
Rotten Rock Hardscaping & Tree Service (10)	Diversified Consumer Services	8.21%	12/6/2022	12/6/2027	193	193	193
Rutt Services, LLC (10)	Commercial Services & Supplies	8.95%	8/11/2023	8/11/2030	1,151	1,153	1,151
Signet Marine Corporation (10)	Transportation Infrastructure	8.50%	10/31/2022	10/1/2029	11,822	11,858	11,822
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82-8.61%	6/30/2022	9/15/2026-6/27/2030	5,763	5,763	5,763
ST Coaches, LLC (10)	Road & Rail	8.50%	7/31/2017	1/25/2025	568	568	568
Star Coaches Inc. (10)	Road & Rail	8.42%	3/9/2018	4/1/2025	2,180	2,180	2,071
Superior Transportation, Inc. (10)	Road & Rail	10.22-10.69%	7/31/2017	1/1/2026	1,978	1,978	1,978
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	4.07%	7/31/2017	1/15/2028	1,189	1,189	1,104
Trinity Equipment, Inc. (10)	Commercial Services & Supplies	8.78-8.93%	5/4/2023	5/4/2028-5/19/2028	1,282	1,282	1,282
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-8.75%	10/8/2021	11/1/2024-12/1/2026	305	305	305
U.S. Crane & Rigging, LLC (10)	Commercial Services & Supplies	8.73%-10.92%	12/23/2022	3/1/2027-9/1/2028	2,428	2,428	2,428
Up Trucking Services, LLC (10)	Road & Rail	11.30%	3/23/2018	8/1/2024	184	184	184
See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
March 31, 2024
(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing (continued)
Waste Pro of Florida, Inc. & Waste Pro USA, Inc. (10)	Commercial Services & Supplies	9.17%	4/18/2023	4/18/2028	$8,491	$8,619	$8,491
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%	7/31/2019	8/1/2024-10/5/2025	233	234	233
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	163	163	160
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32-9.93%	9/23/2022	9/23/2027-8/16/2028	2,911	2,952	2,911
Zamborelli Enterprises Pacific Southern Foundation (10)	Diversified Consumer Services	8.91%	12/7/2022	1/1/2027	526	529	526

					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings		7/31/2017		200	145,000	119,250

Total Equipment Financing						$265,938	$239,339

					Par Amount
Preferred Equity – 0.3%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00% (11)	6/8/2012	6/30/2025	—	$5,241	$2,500

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—63.4%
Assertio Holdings, Inc. (8)*	Pharmaceuticals	7/31/2023	12,510	$51	$12
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	2,932	36	—
Bayside Parent, LLC (25)*	Health Care Providers & Services	5/31/2023	6,526	11,411	3,816
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	38
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	77
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	260,000	129	133
KBH Topco LLC (Kingsbridge) (2)(5)(18).	Multi-Sector Holdings	11/3/2020	76,125,000	140,920	147,072
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2022	29,366	23	18
NSPC Holdings, LLC (National Spine) *	Health Care Providers & Services	2/13/2023	207,043	657	—
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	469,353	235	249
SLR-AMI Topco Blocker, LLC (15)(25)*	Internet & Catalog Retail	6/16/2023	—	24,085	15,867
SLR Business Credit (2)(3)(19)	Diversified Financial Services	4/1/2022	100	81,583	90,370
SLR Credit Solutions (2)(3)(20)	Diversified Financial Services	12/28/2012	280,303	280,737	285,250
See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
March 31, 2024
(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants (continued)
SLR Healthcare ABL (2)(3)(21)	Diversified Financial Services	4/1/2022	32,839	$34,335	$36,850
SLR Senior Lending Program LLC (2)(3)(23)	Asset Management	12/1/2022	—	47,875	49,257
Vapotherm, Inc. Warrants*	Health Care Equipment & Supplies	2/18/2022	105,557	329	25
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	2,230	152	—
Vertos Medical, Inc. Warrants*	Health Care Equipment & Supplies	6/14/2023	161,761	51	50

Total Common Equity/Equity Interests/Warrants				$643,834	$629,084

Total Investments (6) — 215.1%				$2,165,685	$2,133,938

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents —29.5%
U.S. Treasury Bill	Government	3/28/2024	5/21/2024	$295,000	$292,869	$292,869

Total Investments & Cash Equivalents — 244.6%					$2,458,554	$2,426,807
Liabilities in Excess of Other Assets — (144.6%)						(1,434,664)

Net Assets — 100.0%						$992,143

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of March 31, 2024.

(2)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2024 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions	Gross Reductions	Realized Loss	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2024	Interest/ Dividend/ Other Income
Equipment Operating Leases, LLC	$3,296	$—	$(120)	$—	$3	$3,179	$70
Kingsbridge Holdings, LLC	96,000	—	—	—	(26)	96,000	3,056
KBH Topco, LLC (Kingsbridge)	142,000	4,324	—	—	748	147,072	2,645
Loyer Capital LLC	7,361	—	—	—	—	7,361	188
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	—	—	—	—	—	—	—
RD Holdco, Inc. (debt)	7,827	—	—	—	—	7,827	—
SLR Business Credit	90,370	—	—	—	—	90,370	1,900
See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
March 31, 2024
(in thousands, except share/unit amounts)

Name of Issuer	Fair Value at December 31, 2023	Gross Additions	Gross Reductions	Realized Loss	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2024	Interest/ Dividend/ Other Income
SLR Credit Solutions	284,000	—	—	—	1,250	285,250	5,000
SLR Equipment Finance (equity)	120,820	—	—	—	(1,570)	119,250	—
SLR Equipment Finance (debt)	3,850	—	(3,850)	—	—	—	24
SLR Healthcare ABL	35,850	—	—	—	1,000	36,850	1,118
SLR Senior Lending Program LLC	43,899	5,000	—	—	358	49,257	1,625
SOINT, LLC	3,801	63	—	—	(1,364)	2,500	64

	$839,074	$9,387	$(3,970)	$—	$399	$844,916	$15,690

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on
investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2024, on a fair value basis, non-qualifying
assets in the portfolio represented 24.8% of the total assets of the Company.

(4)	The Company’s investment in SOINT, LLC includes a one dollar investment in common shares.
(5)	Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $6,451; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $105,201 and $98,750, respectively, based on a tax cost of $2,127,487. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the Credit Facility (see Note 7 to the consolidated financial statements). The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

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

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
March 31, 2024
(in thousands, except share/unit amounts)

(18)	See note 13 to the consolidated financial statements.
(19)	See note 15 to the consolidated financial statements.
(20)	See note 11 to the consolidated financial statements.
(21)	See note 14 to the consolidated financial statements.
(22)	Vapotherm, Inc. may elect to defer up to 9.00% of the coupon as PIK.
(23)	See note 17 to the consolidated financial statements.
(24)	iCIMS, Inc. may elect to defer up to 3.875% of the coupon as PIK.
(25)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2024 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2024	Interest Income
Bayside Opco, LLC	$19,415	$625	$—	$—	$—	$20,040	$629
Bayside Parent, LLC (loan)	5,153	202	—	—	—	5,355	202
Bayside Parent, LLC (equity)	3,815	—	—	—	1	3,816	—
SLR-AMI Topco Blocker, LLC	15,867	—	—	—	—	15,867	—

	$44,250	$827	$—	$—	$1	$45,078	$831

(26)	Certain tranches have a spread of S+795 and certain tranches have a spread of S+425.
*	Non-income producing security.
**	Investment is on non-accrual status.
See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)
March 31, 2024
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2024
Diversified Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	22.2%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	17.5%
Health Care Providers & Services	13.5%
Health Care Equipment & Supplies	7.8%
Pharmaceuticals	6.8%
Software	3.6%
Diversified Consumer Services	2.7%
Insurance	2.7%
Asset Management	2.3%
Media	2.0%
Capital Markets	2.0%
Commercial Services & Supplies	2.0%
Biotechnology	1.8%
Thrifts & Mortgage Finance	1.4%
Personal Products	1.3%
Packaged Foods & Meats	1.2%
Auto Parts & Equipment	1.2%
Life Sciences Tools & Services	1.1%
Road & Rail	1.0%
Internet Software & Services	0.9%
Internet & Catalog Retail	0.7%
Transportation Infrastructure	0.7%
Communications Equipment	0.7%
Trading Companies & Distributors	0.5%
Oil, Gas & Consumable Fuels	0.3%
Hotels, Restaurants & Leisure	0.3%
Health Care Technology	0.2%
IT Services	0.2%
Footwear	0.2%
Aerospace & Defense	0.2%
Auto Components	0.2%
Machinery	0.2%
Airlines	0.1%
Food Products	0.1%
Leisure Equipment & Products	0.1%
Specialty Retail	0.1%
Metals & Mining	0.1%
Construction & Engineering	0.1%
Consumer Finance	0.0%
Energy Equipment & Services	0.0%
Water Utilities	0.0%

Total Investments	100.0%

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

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Higginbotham Insurance Agency, Inc.(16)	Insurance	S+550	1.00%	10.96%		4/1/2022	11/25/2028	$21,210	$21,210	$21,210
Human Interest Inc	Internet Software & Services	S+785	1.00%	13.19%		6/30/2022	7/1/2027	20,104	19,943	20,104
iCIMS, Inc.	Software	S+725	0.75%	12.10	% (26)	8/18/2022	8/18/2028	31,059	30,642	31,059
Kaseya, Inc.(16)	Software	S+600	0.75%	10.86	% (14)	6/22/2022	6/23/2029	24,519	24,215	24,519
Kid Distro Holdings, LLC (Distro Kid)(16)	Software	S+550	1.00%	11.00%		9/24/2021	10/1/2027	20,207	19,934	20,207
Kingsbridge Holdings, LLC(2) .	Multi-Sector Holdings	S+700	1.00%	12.52%		12/21/2018	12/21/2024	96,000	95,897	96,000
Logix Holding Company, LLC(16)	Communications Equipment	P+475	1.00%	13.25%		9/14/2018	12/22/2024	14,009	13,613	13,729
Luxury Asset Capital, LLC(16)	Thrifts & Mortgage Finance	S+675	1.00%	12.21%		7/15/2022	7/15/2027	30,500	30,032	30,500
Maxor Acquisition, Inc.(16)	Health Care Providers & Services	S+675	1.00%	12.48%		3/1/2023	3/1/2029	17,604	17,128	17,604
Medrina, LLC	Health Care Providers & Services	S+625	1.00%	11.67%		10/20/2023	10/20/2029	2,410	2,351	2,350
NSPC Intermediate Corp. (National Spine)	Health Care Providers & Services	S+800	1.00%	13.53%		4/1/2022	2/13/2026	2,216	2,143	2,216
One Touch Direct, LLC	Commercial Services & Supplies	P+75	—	9.25%		12/1/2023	3/31/2025	4,915	4,915	4,915
ONS MSO, LLC	Health Care Providers & Services	S+625	1.00%	11.62%		2/10/2023	7/8/2026	28,110	27,454	28,110
Orthopedic Care Partners Management, LLC	Health Care Providers & Services	S+650	1.00%	12.11%		8/17/2022	5/16/2024	5,488	5,470	5,488
Peter C. Foy & Associates Insurance Services, LLC(16)	Insurance	S+600	0.75%	11.47%		4/1/2022	11/1/2028	16,877	16,636	16,539
Pinnacle Treatment Centers, Inc.(16)	Health Care Providers & Services	S+650	1.00%	11.86%		1/22/2020	1/2/2026	22,687	22,405	22,687
Plastics Management, LLC(16)	Health Care Providers & Services	S+500	1.00%	10.45%		4/1/2022	8/18/2027	17,140	16,488	17,140
Retina Midco, Inc.(16)	Health Care Providers & Services	S+575	1.00%	11.38%		12/18/2023	1/31/2026	28,146	27,592	27,583
RQM+ Corp.(16)	Life Sciences Tools & Services	S+575	1.00%	11.36%		8/20/2021	8/12/2026	23,636	23,327	23,636
RxSense Holdings LLC(16)	Diversified Consumer Services	S+500	1.00%	10.48%		4/1/2022	3/13/2026	2,656	2,573	2,656
SCP Eye Care, LLC	Health Care Providers & Services	S+575	1.00%	11.17%		10/6/2022	10/5/2029	10,015	9,728	10,015
SHO Holding I Corporation (Shoes for Crews)(16)	Footwear	S+523	1.00%	10.87%		4/1/2022	4/27/2024	5,658	5,557	5,092
See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index (7)		Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+625		1.00%	11.72%	6/3/2022	1/27/2026	$15,545	$15,300	$15,545
SPAR Marketing Force, Inc.	Media	P+190		—	10.40%	12/1/2023	10/10/2024	8,461	8,461	8,461
Stryten Resources LLC	Auto Parts & Equipment	S+800		1.00%	13.47%	8/11/2021	10/12/2026	25,659	25,341	26,044
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	S+550		0.75%	10.96%	6/16/2021	6/16/2028	14,982	14,676	14,982
TAUC Management, LLC(16)	Health Care Providers & Services	P+450		1.00%	13.00%	4/1/2022	2/12/2027	6,891	6,646	6,409
The Townsend Company, LLC(16)	Commercial Services & Supplies	S+625		1.00%	11.61%	8/17/2023	8/15/2029	10,276	10,030	10,276
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+600		1.00%	11.50%	4/1/2022	12/31/2026	3,808	3,663	3,808
Ultimate Baked Goods Midco LLC (Rise Baking)(16)	Packaged Foods & Meats	S+625		1.00%	10.96%	8/12/2021	8/13/2027	26,359	25,811	26,095
United Digestive MSO Parent, LLC	Health Care Providers & Services	S+675		1.00%	12.25%	3/30/2023	3/30/2029	9,812	9,544	9,812
Urology Management Holdings, Inc	Health Care Providers & Services	S+650		1.00%	11.93%	2/7/2023	6/15/2026	9,205	8,983	9,136
UVP Management, LLC	Health Care Providers & Services	S+625		1.00%	11.75%	9/18/2023	9/15/2025	16,922	16,550	16,499
Vessco Midco Holdings, LLC	Water Utilities	P+350		1.00%	12.00%	4/1/2022	11/2/2026	15	15	15
WCI-BXC Purchaser, LLC	Distributors	S+625		1.00%	11.64%	11/6/2023	11/6/2030	2,904	2,833	2,832
West-NR Parent, Inc.(16)	Insurance	S+625		1.00%	11.70%	8/1/2023	12/27/2027	9,015	8,848	9,015

Total First Lien Bank Debt/Senior Secured Loans									$862,886	$872,944

Second Lien Asset-Based Senior Secured Loans
AMF Levered II, LLC	Diversified Financial Services	S+705		1.00%	12.52%	12/24/2021	8/21/2028	29,925	$29,474	$29,326
FGI Worldwide LLC	Diversified Financial Services	S+650		1.00%	11.86%	4/17/2023	4/17/2028	8,206	8,023	8,206

									$37,497	$37,532

Second Lien Bank Debt/Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975	(11)	1.00%	—	12/23/2013	10/12/2026	15,654	$12,297	$7,827

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

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing (continued)
Miranda Logistics Enterprise, Inc. (10)	Construction & Engineering	7.69%	4/14/2023	4/14/2028	$787	$787	$787
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	2/28/2025	248	247	248
Nimble Crane LLC (10)	Commercial Services & Supplies	9.18%	7/13/2023	7/13/2028	934	934	934
No Limit Construction Services, LLC (10)	Commercial Services & Supplies	7.73%	5/5/2023	6/1/2028	118	118	118
Ozzies, Inc. (10)	Commercial Services & Supplies	10.72%	12/23/2022	1/1/2027	1,621	1,668	1,621
PCX Aerostructures LLC (10)	Aerospace & Defense	9.32%	11/23/2022	12/1/2028	2,311	2,311	2,311
Rane Light Metal Castings Inc. (10)	Machinery	10.00%	6/1/2020	6/1/2024	56	56	56
Rango, Inc. (10)	Commercial Services & Supplies	9.33%	9/24/2019	11/1/2024	573	583	563
Rayzor’s Edge LLC (10)	Diversified Consumer Services	7.69-8.27%	5/19/2023	5/18/2030-6/30/2030	711	711	711
RH Land Construction, LLC & Harbor Dredging LA, Inc. (10)	Construction & Engineering	8.08%	5/10/2023	5/10/2026	114	114	114
Royal Express Inc. (10)	Road & Rail	9.53%	1/17/2019	2/1/2024	148	148	148
Rotten Rock Hardscaping & Tree Service (10)	Diversified Consumer Services	8.21%	12/6/2022	12/6/2027	204	204	204
Rutt Services, LLC (10)	Commercial Services & Supplies	8.95%	8/11/2023	8/11/2030	1,176	1,179	1,176
Signet Marine Corporation (10)	Transportation Infrastructure	8.50%	10/31/2022	10/1/2029	12,272	12,310	12,272
SLR Equipment Finance(2)	Multi-Sector Holdings	8.50%	1/24/2022	1/27/2024	3,850	3,850	3,850
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82-8.61%	6/30/2022	9/15/2026-6/27/2030	5,945	5,945	5,945
ST Coaches, LLC (10)	Road & Rail	8.50%	7/31/2017	1/25/2025	583	583	583
Star Coaches Inc. (10)	Road & Rail	8.42%	3/9/2018	4/1/2025	2,327	2,327	2,211
Superior Transportation , Inc. (10)	Road & Rail	10.22-10.63%	7/31/2017	1/1/2026	2,279	2,279	2,279
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	4.07%	7/31/2017	1/15/2028	1,397	1,397	1,270
Trinity Equipment, Inc. (10)	Commercial Services & Supplies	8.78-8.93%	5/4/2023	5/4/2028-5/19/2028	1,345	1,345	1,345
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-8.75%	10/8/2021	11/1/2024-12/1/2026	361	361	361
U.S. Crane & Rigging, LLC (10)	Commercial Services & Supplies	8.73%-10.92%	12/23/2022	3/1/2027-9/1/2028	2,574	2,574	2,574
Up Trucking Services, LLC (10)	Road & Rail	11.21%	3/23/2018	8/1/2024	208	209	208
See notes to consolidated financial statements.

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing (continued)
Waste Pro of Florida, Inc. & Waste Pro USA, Inc. (10)	Commercial Services & Supplies	9.17%	4/18/2023	4/18/2028	$8,915	$9,057	$8,915
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%	7/31/2019	8/1/2024-10/5/2025	311	311	311
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	210	210	206
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32-9.93%	9/23/2022	9/23/2027-8/16/2028	3,053	3,097	3,053
Zamborelli Enterprises Pacific Southern Foundation (10)	Diversified Consumer Services	8.91%	12/7/2022	1/1/2027	566	570	566

					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings		7/31/2017		200	145,000	120,820

Total Equipment Financing						$282,078	$256,819

					Par Amount
Preferred Equity – 0.4%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00% (11)	6/8/2012	6/30/2025	—	$5,178	$3,801

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—62.5%
Assertio Holdings, Inc. (8)*	Pharmaceuticals	7/31/2023	12,510	$51	$13
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	2,932	36	—
Bayside Parent, LLC (27)*	Health Care Providers & Services	5/31/2023	6,526	11,411	3,815
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	45
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	80
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	260,000	129	327
KBH Topco LLC (Kingsbridge) (2)(5)(18).	Multi-Sector Holdings	11/3/2020	73,500,000	136,596	142,000
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2022	29,366	23	19
NSPC Holdings, LLC (National Spine) *	Health Care Providers & Services	2/13/2023	207,043	657	—
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	469,353	235	268
SLR-AMI Topco Blocker, LLC (15)(27)*	Internet & Catalog Retail	6/16/2023	—	24,085	15,867
SLR Business Credit (2)(3)(19)	Diversified Financial Services	4/1/2022	100	81,583	90,370
SLR Credit Solutions (2)(3)(20)	Diversified Financial Services	12/28/2012	280,303	280,737	284,000
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
Cash Equivalents —33.7%
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

Name of Issuer	Fair Value at December 31, 2022	Gross Additions	Gross Reductions	Realized Loss	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2023	Interest/ Dividend/ Other Income
Equipment Operating Leases, LLC	$3,741	$—	$(456)	$—	$11	$3,296	$304
Kingsbridge Holdings, LLC	80,000	16,000	—	—	(96)	96,000	10,320
KBH Topco, LLC (Kingsbridge)	148,444	—	—	—	(6,444)	142,000	13,125
Loyer Capital LLC	7,361	—	—	—	—	7,361	755
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, warrants)	—	—	—	(381)	381	—	—
RD Holdco, Inc. (debt)	6,521	506	—	—	800	7,827	—
SLR Business Credit	89,370	—	—	—	1,000	90,370	7,000
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
(6)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $2,567; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $97,678 and $95,111, respectively, based on a tax cost of $2,152,199. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the Credit Facility (see Note 7 to the consolidated financial statements). The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

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

SLR INVESTMENT CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2023
(in thousands, except share/unit amounts)

(18)	See note 13 to the consolidated financial statements.
(19)	See note 15 to the consolidated financial statements.
(20)	See note 11 to the consolidated financial statements.
(21)	See note 14 to the consolidated financial statements.
(22)	BridgeBio Pharma, Inc. may elect to defer up to 3.00% of the coupon as PIK.
(23)	The Company became an Affiliated Person to Bayside Opco, LLC and Bayside Parent, LLC on May 31, 2023 and to Amerimark Intermediate Holdings, LLC and SLR- AMI Topco Blocker, LLC on June 16, 2023.
(24)	Vapotherm, Inc. may elect to defer up to 9.00% of the coupon as PIK.
(25)	See note 17 to the consolidated financial statements.
(26)	iCIMS, Inc. may elect to defer up to 3.875% of the coupon as PIK.
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

Name of Issuer	Fair Value at Date of Affiliation(23)	Gross Additions		Gross Reductions		Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2023	Interest Income
Oldco AI, LLC (f/k/a AmeriMark)	$—	$1,270		$(1,270)		$—	$—	$—	$194
Oldco AI, LLC (f/k/a AmeriMark)	9,371	—		(17,070	) a	—	7,699	—	—
Bayside Opco, LLC	846	21		(867)		—	—	—	44
Bayside Opco, LLC	18,224	1,191		—		—	—	19,415	1,399
Bayside Parent, LLC (loan)	4,773	380		—		—	—	5,153	447
Bayside Parent, LLC (equity)	4,681	—		—		—	(866)	3,815	—
SLR-AMI Topco Blocker, LLC	7,014	17,070	a	—		—	(8,217)	15,867	—

	$44,909	$19,932		$(19,207)		$—	$(1,384)	$44,250	$2,084

a	Includes contribution of basis from Oldco AI, LLC to SLR-AMI Topco Blocker, LLC.
*	Non-income producing security.
**	Investment is on non-accrual status.
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
March 31, 2024
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
10-Q
and Regulation
S-X,
as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2024.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2024
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2024
(in thousands, except share amounts)

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC
820-10,
certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2024, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
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

(e)
The Company intends to comply with the applicable provisions of the Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all U.S. federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a
4
% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate.

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
March 31, 2024
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

(m)
Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual
status when principal or interest cash payments are past due
30
days or more (
90
days or more for equipment financing) and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual
investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on such investments may be recognized as income or applied to principal depending on management’s judgment.

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
March 31, 2024
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
The performance-based incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on the Company’s pre-incentive
fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive
fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the performance-based incentive fee).
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
The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment
basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2024 and 2023.
For the three months ended March 31, 2024 and 2023, the Company recognized $7,882 and $7,706, respectively, in base management fees and $5,952 and $5,509, respectively, in performance-based incentive fees. For the three months ended March 31, 2024 and 2023, $46 and $110, respectively, of such performance-based incentive fees were waived. The Investment Adviser has agreed to waive incentive fees resulting from income earned due to the accretion of purchase discount allocated to investments acquired as a result of the Mergers. Fees waived pursuant to the above are not subject to recoupment by the Investment Adviser.
The Company has also entered into an administration agreement (“Administration Agreement”) with SLR Capital Management, LLC (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent. The Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. The Company typically reimburses the Administrator on a quarterly basis.
For the three months ended March 31, 2024 and 2023, the Company recognized expenses under the Administration Agreement of $1,376 and $1,508 respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2024 and 2023.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2024
(in thousands, except share amounts)

Note 4. Net Asset Value Per Share
At March 31, 2024, the Company’s total net assets and net asset value per share were $992,143 and $18.19, respectively. This compares to total net assets and net asset value per share at December 31, 2023 of $986,639 and $18.09, respectively.
Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC
260-10,
for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Earnings per share (basic & diluted)
Numerator - net increase in net assets resulting from operations:	$27,871	$6,824
Denominator - weighted average shares:	54,554,634	54,554,651
Earnings per share:	$0.51	$0.13
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2024
(in thousands, except share amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of March 31, 2024 and December 31, 2023:
Fair Value Measurements
As of March 31, 2024

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,263,015	$—	$1,263,015
Equipment Financing	—	—	239,339	—	239,339
Preferred Equity	—	—	2,500	—	2,500
Common Equity/Equity Interests/Warrants	261	—	579,566	49,257	629,084

Total Investments	$261	$—	$2,084,420	$49,257	$2,133,938

Fair Value Measurements
As of December 31, 2023

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,277,539	$—	$1,277,539
Equipment Financing	—	—	256,819	—	256,819
Preferred Equity	—	—	3,801	—	3,801
Common Equity/Equity Interests/Warrants	281	—	572,427	43,899	616,607

Total Investments	$281	$—	$2,110,586	$43,899	$2,154,766

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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2024
(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2024, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2024:
Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2023	$1,277,539	$256,819	$3,801	$572,427	$2,110,586
Total gains or losses included in earnings:
Net realized gain	224	—	—	—	224
Net change in unrealized gain (loss)	3,446	(1,340)	(1,364)	2,805	3,547
Purchase of investment securities*	95,985	38	63	4,334	100,420
Proceeds from dispositions of investment securities	(114,179)	(16,178)	—	—	(130,357)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, March 31, 2024	$1,263,015	$239,339	$2,500	$579,566	$2,084,420

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$3,446	$(1,340)	$(1,364)	$2,805	$3,547

*	Includes PIK capitalization and accretion of discount.
While the Company has not made an election to apply the fair value option of accounting to any of its current debt obligations, if the Company’s debt obligations were carried at fair value at March 31, 2024, the fair value of the Credit Facility, SPV Credit Facility, 2024 Unsecured Notes, 2025 Unsecured Notes, 2026 Unsecured Notes, 2027 Unsecured Notes and 2027 Series F Unsecured Notes would be $486,000, $206,250, $123,125, $82,875, $71,063, $45,375 and $124,200,
respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2024
(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2023:
Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2022	$1,245,414	$265,952	$3,801	$561,600	$2,076,767
Total gains or losses included in earnings:
Net realized loss	(26,108)	—	—	(451)	(26,559)
Net change in unrealized gain (loss)	36,436	234	(251)	(24,985)	11,434
Purchase of investment securities*	729,964	35,585	251	36,314	802,114
Proceeds from dispositions of investment securities	(708,167)	(44,952)	—	(51)	(753,170)
Transfers in/out of Level 3	—	—	—	—	—

Fair value, December 31, 2023	$1,277,539	$256,819	$3,801	$572,427	$2,110,586

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$31,484	$234	$(251)	$(24,985)	$6,482

*	Includes PIK capitalization and accretion of discount
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2024
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
Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2024 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2024	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$1,250,329	Income Approach	Market Yield	10.0% – 20.7% (13.1%)
		$12,686	Recovery Analysis	Recoverable Amount	N/A
Equipment Financing	Asset	$120,089	Income Approach	Market Yield	9.4% –9.4% (9.4%)
		$119,250	Market Multiple (1)	Comparable Multiple	1.2x-1.5x (1.5x)
Preferred Equity	Asset	$2,500	Income Approach	Market Yield	5.0% –5.0% (5.0%)
Common Equity/Equity Interests/Warrants	Asset	$167,096	Market Multiple (2)	Comparable Multiple	5.5x –11.3x (8.7x)
		$412,470	Market Approach	Return on Equity	7.1% –24.9% (10.5%)

(1)	Includes $119,250 of investments valued using an implied multiple.
(2)	Includes $341 of investments valued using a Black-Scholes model and $166,755 of investments valued using an EBITDA multiple.
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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2024
(in thousands, except share amounts)

Note 7. Debt
Our debt obligations consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$486,000	$482,662	(1)	$507,000	$503,358	(1)
SPV Credit Facility	206,250	205,446	(2)	206,250	205,357	(2)
2024 Unsecured Notes	125,000	124,785	(3)	125,000	124,711	(3)
2025 Unsecured Notes	85,000	84,824	(4)	85,000	84,781	(4)
2026 Unsecured Notes	75,000	74,647	(5)	75,000	74,616	(5)
2027 Unsecured Notes	50,000	49,969	(6)	50,000	49,966	(6)
2027 Series F Unsecured Notes	135,000	134,990	(7)	135,000	134,988	(7)

	$1,162,250	$1,157,323		$1,183,250	$1,177,777

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $3,338 and $3,642 as of March 31, 2024 and December 31, 2023, respectively.
(2)	Carrying Value equals the Face Amount net of unamortized market discount of $804 and $893 as of March 31, 2024 and December 31, 2023, respectively.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $215 and $289 as of March 31, 2024 and December 31, 2023, respectively.
(4)	Carrying Value equals the Face Amount net of unamortized market discount of $176 and $219 as of March 31, 2024 and December 31, 2023, respectively.
(5)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $353 and $384 as of March 31, 2024 and December 31, 2023, respectively.
(6)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $31 and $34 as of March 31, 2024 and December 31, 2023, respectively.
(7)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $10 and $12 as of March 31, 2024 and December 31, 2023, respectively.
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
On December 18, 2019, the Company closed a private offering of $125,000 of the 2024 Unsecured Notes with a fixed interest rate of 4.20% and a maturity date of
December 15, 2024
.
Interest on the 2024 Unsecured Notes is due semi-annually on June 15 and December 15
. The 2024 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2024
(in thousands, except share amounts)

On December 18, 2019, the Company closed a private offering of $75,000 of the 2026 Unsecured Notes with a fixed interest rate of 4.375% and a maturity date of December 15, 2026.
Interest on the 2026 Unsecured Notes is due semi-annually on June 15 and December 15
. The 2026 Unsecured Notes were issued in a private placement only to qualified institutional buyers.
Revolving and Term Loan Facilities
On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to the Company’s assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 29, 2023 amendment, the commitment under the SPV Credit Facility is $275,000; however, the commitment can also be expanded up to $600,000. The stated interest rate on the SPV Credit Facility is SOFR plus
2.00%-2.50%
with no SOFR floor requirement and the current final maturity date is June 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, the Company as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At March 31, 2024, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $206,250.
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
1.75%-2.00%
or the alternate base rate plus
0.75%-1.00%.
The Credit Facility has a
0
% floor, matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At March 31, 2024, outstanding USD equivalent borrowings under the Credit Facility totaled $486,000, composed of $386,000 of revolving credit and $100,000 of term loans.
Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.
The average annualized interest cost for all borrowings for the three months ended March 31, 2024 and the year ended December 31, 2023 was 6.05% and 5.88%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the SPV Credit Facility, the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the three months ended March 31, 2024 and the year ended December 31, 2023 were $1,183,250 and $1,273,200, respectively.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2024
(in thousands, except share amounts)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the three months ended
March 31, 2024
and
2023
:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Per Share Data: (a)
Net asset value, beginning of year	$18.09	$18.33

Net investment income	0.44	0.41
Net realized and unrealized gain (loss)	0.07	(0.29)

Net increase in net assets resulting from operations	0.51	0.12
Distributions to stockholders:
From distributable earnings	(0.41)	(0.41)
From return of capital	—	(0.00)

Net asset value, end of period	$18.19	$18.04

Per share market value, end of period	$15.35	$15.04
Total Return (b)(c)	4.86%	11.01%
Net assets, end of period	$992,143	$984,178
Shares outstanding, end of period	54,554,634	54,554,634
Ratios to average net assets (c):
Net investment income	2.42%	2.22%

Operating expenses	1.63%*	1.61%*
Interest and other credit facility expenses	1.84%	1.53%

Total expenses	3.47%*	3.14%*

Average debt outstanding	$1,146,997	$1,075,344
Portfolio turnover ratio	4.7%	7.0%

(a)	Calculated using the average shares outstanding method.
(b)
Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. The market price per share as of December 31, 2023 and December 31, 2022 was $15.03 and $13.91, respectively. Total return does not include a sales load.

(c)	Not annualized for periods less than one year.
*
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of the performance-based incentive fee waiver (see note 3). For the three months ended March 31, 2024 and 2023, the ratios of operating expenses to average net assets would be
1.63% and 1.62%,
respectively, without the performance-based incentive fee waiver. For the three months ended March 31, 2024 and 2023, the ratios of total expenses to average net assets would be 3.47% and 3.15%, respectively, without the performance-based incentive fee waiver.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2024
(in thousands, except share amounts)

Note 9. Commitments and Contingencies
Off-Balance
Sheet Arrangements
The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit and SLR Healthcare. The total amount of these unfunded commitments as of March 31, 2024 and December 31, 2023 is $226,921 and $248,692, respectively, comprised of the following:

	March 31, 2024	December 31, 2023
SLR Credit Solutions*	$44,263	$44,263
BDG Media, Inc.	14,476	10,146
Southern Orthodontic Partners Management, LLC	12,887	17,861
CVAUSA Management, LLC	10,164	10,164
iCIMS, Inc.	10,020	9,858
Western Veterinary Partners LLC	9,833	—
Copper River Seafoods, Inc.	9,457	7,051
SPAR Marketing Force, Inc.	7,934	8,339
Alkeme Intermedia ry Holdings, LLC	7,312	8,531
DeepIntent, Inc.	6,885	3,933
Retina Midco, Inc.	6,882	9,382
One Touch Direct, LLC	6,703	4,085
Orthopedic Care Partners Management, LLC	6,656	20,770
SPR Therapeutics, Inc.	6,083	—
Peter C. Foy & Associates Insurance Services, LLC	5,062	5,062
West-NR Parent, Inc.	5,043	5,043
33 Across Inc.	4,741	—
Luxury Asset Capital, LLC	4,500	4,500
United Digestive MSO Parent, LLC	3,545	3,909
The Townsend Company, LLC	3,368	3,330
Vertos Medical, Inc.	3,325	3,325
Foundation Consumer Brands, LLC	3,009	3,009
Kid Distro Holdings, LLC	2,650	2,650
Erie Construction Mid-west, LLC	2,403	2,403
Ultimate Baked Goods Midco LLC	2,356	2,356
Brainjolt LLC	2,205	—
Basic Fun, Inc.	2,150	2,150
SLR Senior Lending Program LLC*	2,125	7,125
Bayside Opco, LLC	2,093	2,093
Kaseya, Inc.	1,919	3,768
SunMed Group Holdings, LLC	1,621	1,621
AMF Levered II, LLC	1,589	3,177
Urology Management Holdings, Inc.	1,510	1,510
Sightly Enterprises, Inc.	1,475	—
SLR Healthcare ABL*	1,400	1,400
RxSense Holdings LLC	1,250	1,250
Tilley Distribution, Inc.	1,158	1,158
SCP Eye Care, LLC	983	983
GSM Acquisition Corp	862	862
UVP Management, LLC	809	2,869
Vapotherm, Inc.	689	—
Pinnacle Treatment Centers, Inc.	643	643
High Street Buyer, Inc.	631	631
CC SAG Holdings Corp. (Spectrum Automotive)	548	548
Crewline Buyer, Inc.	530	530
ENS Holdings III Corp, LLC	345	576
Vessco Midco Holdings, LLC	317	310
TAUC Management, LLC	294	294
All States Ag Parts, LLC	218	321
Ardelyx, Inc.	—	15,875
Legacy Service Partners, LLC	—	5,368
SLR Equipment Finance*	—	2,150
Medrina, LLC	—	826
Exactcare Parent, Inc.	—	352
WCI-BXC Purchaser, LLC	—	332

Total Commitments	$226,921	$248,692

*	The Company controls the funding of these commitments and may cancel them at its discretion.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2024
(in thousands, except share amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Note 10. Capital Share Transactions
As of March 31, 2024 and March 31, 2023, 200,000,000 shares of $0.01 par value capital stock were authorized.
Transactions in capital stock were as follows:

	Shares		Amount
	For the three months ended March 31, 2024	For the three months ended March 31, 2023	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Shares repurchased	—	(746)	$—	$(10)

Note 11. SLR Credit Solutions
On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of March 31, 2024, total commitments to the revolving credit facility are $300,000.
As of March 31, 2024, SLR Credit had 29 funded commitments to 25 different issuers with total funded loans of approximately $394,934 on total assets of $432,852. As of December 31, 2023, SLR Credit had 31 funded commitments to 26 different issuers with total funded loans of approximately $406,554 on total assets of $438,422. As of March 31, 2024 and December 31, 2023, the largest loan outstanding totaled $30,000 and $30,000, respectively. For the same periods, the average exposure per issuer was $15,797 and $15,637, respectively. SLR Credit’s credit facility, which is non-recourse
to the Company, had approximately $207,494 and $218,878 of borrowings outstanding at March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, SLR Credit had net income (loss) of $5,719 and ($9,672), respectively, on gross income of $13,056 and $14,555, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions.
Note 12. SLR Equipment Finance
On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies are doing business as SLR Equipment Finance (“SLR Equipment”). SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209,866 in cash to effect the transaction, of which $145,000 was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64,866 was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. On January 31, 2024, SLR Equipment entered into a $
225,000
senior secured credit facility with a maturity date of January 31, 2027. On March 1, 2024, the credit facility was expanded to $
350,000
of commitments.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2024
(in thousands, except share amounts)

As of March 31, 2024, SLR Equipment had 174 funded equipment-backed leases and loans to 79 different customers with a total net investment in leases and loans of approximately $212,564 on total assets of $265,015. As of December 31, 2023, SLR Equipment had 150 funded equipment-backed leases and loans to 62 different customers with a total net investment in leases and loans of approximately $203,674 on total assets of $254,656. As of March 31, 2024 and December 31, 2023, the largest position outstanding totaled $
17,883
and $17,943, respectively. For the same periods, the average exposure per customer was $2,691 and $3,285, respectively. SLR Equipment’s credit facility, which is non-recourse
to the Company, had approximately $156,977 and $137,178 of borrowings outstanding at March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and March 31, 2023, SLR Equipment had net income (loss) of ($
1,956
) and $
1,038
, respectively, on gross income of $4,170 and $
6,337
, respectively. Due to timing and
non-cash
items, there may be material differences between GAAP net income and cash available for distributions.
Note 13. Kingsbridge Holdings, LLC
On November 3, 2020, the Company acquired 87.5% of the equity securities of Kingsbridge Holdings, LLC (“KBH”) through KBH Topco LLC (“KBHT”), a Delaware corporation. KBH is a residual focused independent mid-ticket
lessor of equipment primarily to U.S. investment grade companies. The Company invested $216,596 to effect the transaction, of which $136,596 was invested to acquire 87.5% of KBHT’s equity and $80,000 in KBH’s debt. The existing management team of KBH committed to continuing to lead KBH after the transaction. Following the transaction, the Company owned
87.5
% of KBHT equity and the KBH management team owned the remaining 12.5% of KBHT’s equity. On March 13, 2024, as per the terms of the original purchase agreement, the Company acquired 3.125% of KBHT’s equity from the management team. Effective with this purchase, the Company owns 90.625% of KBHT’s equity and the management team owns the remaining
9.375
%.
As of March 31, 2024 and December 31, 2023, KBHT had total assets of $848,189 and $857,346, respectively. For the same periods, debt recourse to KBHT totaled $252,153 and $249,807, respectively, and non-recourse
debt totaled $358,881 and $367,082, respectively. None of the debt is recourse to the Company. For the three months ended March 31, 2024 and 2023, KBHT had net income of $1,928 and $2,627, respectively, on gross income of $80,008 and $68,007, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.
Note 14. SLR Healthcare ABL
SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”), on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized
companies operating in the healthcare industry. SUNS initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested
in the transaction and continues to lead SLR Healthcare. As of March 31, 2024, SLR Healthcare’s management team and the Company own approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022. Effective upon an amendment dated August 24, 2023, SLR Healthcare has a $150,000 non-recourse
credit facility, which is expandable to $200,000 under its accordion facility. The maturity date of this facility is March 31, 2026.
SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2024, the portfolio totaled approximately $274,000 of commitments with a total net investment in loans of $118,015 on total assets of $125,749. As of December 31, 2023, the portfolio totaled approximately $255,000 of commitments with a total net investment in loans of $111,264 on total assets of $118,563. At March 31, 2024, the portfolio consisted of 44 issuers with an average balance of approximately $2,682 versus 42 issuers with an average balance of approximately $2,649 at December 31, 2023. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay
loans. SLR Healthcare’s credit facility, which is
non-recourse
to us, had approximately $93,300 and $84,700 of borrowings outstanding at March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, SLR Healthcare had net income of $1,318 and $1,120, respectively, on gross income of $4,791 and $3,836, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2024
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
SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2024, the portfolio totaled approximately $564,398 of commitments, of which $226,561 were funded, on total assets of $257,665. As of December 31, 2023, the portfolio totaled approximately $610,949 of commitments, of which $273,541 were funded, on total assets of $315,335. At March 31, 2024, the portfolio consisted of 99 issuers with an average balance of approximately $2,288 versus 102 issuers with an average balance of approximately $2,681 at December 31, 2023. NMC has a senior credit facility with a bank lending group for $285,307 which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse
to us, had approximately $175,431 and $222,917 of borrowings outstanding at March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, SLR Business Credit had net income of $3,181 and $2,017 respectively, on gross income of $11,168 and $9,331, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.
Note 16. Stock Repurchase Program
On May 9, 2023, our Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the Securities Exchange Act of 1934, as amended (the “1934 Act”), including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 10, 2024 or until $
50,000
of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no share repurchases during the three months ended March 31, 2024. For the fiscal year ended December 31, 2023, the Company repurchased 746 shares at an average price of approximately $14.02 per share, inclusive of commissions. The total dollar amount of shares repurchased for the fiscal year ended December 31, 2023 was $10.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)
March 31, 2024
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
On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP as servicer and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $100,000 senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. On October 20, 2023, the SSLP Facility was expanded to $150,000. Effective with an amendment on March 25, 2024, the SSLP Facility is scheduled to mature on December 12, 2028 and generally bears interest at a rate of SOFR plus 2.90%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At March 31, 2024, there were $124,520 of borrowings outstanding on the SSLP Facility.
As of March 31, 2024 and December 31, 2023, the Company and the Investor had contributed combined equity capital in the amount of $95,750 and $85,750, respectively. As of March 31, 2024 and December 31, 2023, the Company and the Investors’ combined remaining commitments to SSLP totaled $4,250 and $14,250, respectively. The Company, along with the Investor, controls the funding of SSLP and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.
As of March 31, 2024 and December 31, 2023, SSLP had total assets of $225,133 and $195,868, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 39 and 32 different borrowers, respectively. For the three months ended March 31, 2024, SSLP invested $29,758 in 11 portfolio companies. Investments prepaid totaled $771 for the three months ended March 31, 2024. For the three months ended March 31, 2023, SSLP invested $29,829 in
12
portfolio companies. Investments prepaid totaled $3,215 for the three months ended March 31, 2023.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
March 31, 2024
(in thousands, except share amounts)

SSLP Portfolio as of March 31, 2024

Description	Industry	Spread Above Index (1)	Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
Accession Risk Management Group, Inc.	Insurance	S+550	0.75%	10.95%	11/1/29	$6,940	$6,915	$6,940
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	11.08%	5/9/25	2,934	2,934	2,934
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+625	1.00%	11.68%	10/28/26	3,446	3,356	3,446
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+600	1.00%	11.57%	9/1/26	2,127	2,127	2,127
Apex Service Partners, LLC	Diversified Consumer Services	S+700	1.00%	11.81%	10/24/30	5,409	5,280	5,409
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+650	1.00%	12.07%	5/31/24	2,462	2,462	2,462
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	10.57%	6/11/27	4,023	4,023	4,023
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+575	0.75%	11.19%	6/29/28	8,946	8,946	8,946
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.74%	5/22/29	5,398	5,243	5,398
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	S+475	1.00%	10.15%	12/31/25	1,083	1,083	1,083
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	10.15%	7/30/27	8,343	8,343	8,343
Exactcare Parent, Inc.	Health Care Providers & Services	S+650	1.00%	11.77%	11/5/29	3,228	3,140	3,228
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.78%	1/3/29	5,940	5,783	5,940
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	11.73%	2/12/27	8,606	8,606	8,606
GSM Acquisition Corp. (4)	Leisure Equipment & Products	S+500	1.00%	10.44%	11/16/26	8,519	8,519	8,519
Higginbotham Insurance Agency, Inc. (4)	Insurance	S+550	1.00%	10.93%	11/25/28	7,554	7,554	7,554
High Street Buyer, Inc.	Insurance	S+525	0.75%	10.56%	4/16/28	7,585	7,585	7,585
iCIMS, Inc. (4)	Software	S+725	0.75%	12.58%	8/18/28	3,120	3,077	3,120
Kaseya, Inc. (4)	Software	S+600	0.75%	11.31%	6/23/29	9,115	9,115	9,115
Kid Distro Holdings, LLC (4)	Software	S+550	1.00%	10.96%	10/1/27	8,916	8,916	8,916
Legacy Service Partners, LLC	Diversified Consumer Services	S+575	1.00%	11.21%	1/9/29	1,372	1,338	1,372
Maxor Acquisition, Inc. (4)	Health Care Providers & Services	S+675	1.00%	12.29%	3/1/29	6,104	5,931	6,104
Medrina, LLC	Health Care Providers & Services	S+625	1.00%	11.74%	10/20/29	2,404	2,345	2,380
ONS MSO, LLC (4)	Health Care Providers & Services	S+625	1.00%	11.56%	7/8/26	5,900	5,761	5,900
Pinnacle Treatment Centers, Inc. (4)	Health Care Providers & Services	S+650	1.00%	11.99%	1/2/26	6,933	6,933	6,933
Plastics Management, LLC (4)	Health Care Providers & Services	S+500	1.00%	10.41%	8/18/27	5,623	5,466	5,623
Retina Midco, Inc. (4)	Health Care Providers & Services	S+575	1.00%	11.33%	1/31/26	7,481	7,334	7,332
RQM+ Corp. (4)	Life Sciences Tools & Services	S+575	1.00%	11.31%	8/12/26	5,939	5,939	5,910
RxSense Holdings LLC (4)	Diversified Consumer Services	S+500	1.00%	10.41%	3/13/26	8,945	8,945	8,945
SunMed Group Holdings, LLC (4)	Health Care Equipment & Supplies	S+550	0.75%	10.91%	6/16/28	8,925	8,925	8,925
The Townsend Company, LLC (4)	Commercial Services & Supplies	S+625	1.00%	11.58%	8/15/29	3,620	3,536	3,620
Tilley Distribution, Inc. (4)	Trading Companies & Distributors	S+600	1.00%	11.45%	12/31/26	5,721	5,721	5,721
Ultimate Baked Goods Midco LLC (4)	Packaged Foods & Meats	S+625	1.00%	11.68%	8/13/27	8,931	8,931	8,931
United Digestive MSO Parent, LLC (4)	Health Care Providers & Services	S+675	1.00%	12.07%	3/30/29	3,529	3,428	3,529
Urology Management Holdings, Inc. (4)	Health Care Providers & Services	S+625	1.00%	11.66%	6/15/26	3,171	3,101	3,171
UVP Management, LLC (4)	Health Care Providers & Services	S+625	1.00%	11.71%	9/15/25	4,895	4,786	4,846
Vessco Midco Holdings, LLC (4)	Water Utilities	S+450	1.00%	9.75%	11/2/26	4,293	4,293	4,293
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	11.54%	11/6/30	2,897	2,826	2,897
West-NR Parent, Inc. (4)	Insurance	S+625	1.00%	11.65%	12/27/27	6,805	6,680	6,805

							$215,226	$216,931

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2024.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
March 31, 2024
(in thousands, except share amounts)

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

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
March 31, 2024
(in thousands, except share amounts)

Below is certain summarized financial information for SSLP as of
March 31, 2024
and
December 31, 2023
and for the three months ended March 31, 2024 and March 31, 2023:

	March 31, 2024	December 31, 2023
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $215,226 and $186,059, respectively)	$216,931	$187,255
Cash and other assets	8,202	8,613

Total assets	$225,133	$195,868

Debt outstanding ($124,520 and $106,900 face amounts, respectively, reported net of unamortized debt issuance costs of $1,914 and $1,697, respectively)	$122,606	$105,203
Distributions payable	2,875	1,900
Interest payable and other credit facility related expenses	579	551
Accrued expenses and other payables	559	416

Total liabilities	$126,619	$108,070

Members’ equity	$98,514	$87,798

Total liabilities and members’ equity	$225,133	$195,868

SLR INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
March 31, 2024
(in thousands, except share amounts)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Selected Income Statement Information for SSLP:
Interest income	$5,969	$1,009

Service fees*	125	19
Interest and other credit facility expenses	2,718	805
Other general and administrative expenses	44	38

Total expenses	2,887	862

Net investment income	$3,082	$147

Realized gain on investments	—	30
Net change in unrealized gain on investments	509	40

Net realized and unrealized gain on investments	$509	$70

Net income	$3,591	$217

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
Note 18. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.
On May 7, 2024, the Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of the Company’s outstanding shares of common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of the Company’s outstanding common stock in the open market from time to time provided that the Company complies with the Company’s code of ethics and the guidelines specified in Rule
10b-18
of the 1934 Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by the Board, the Company expects the repurchase program to be in place until the earlier of May 7, 2025 or until $50,000 of the Company’s outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that the Company will engage in any repurchases.
On May 8, 2024, the Board declared a quarterly distribution of $0.41 per share payable on June 27, 2024 to holders of record as of June 13, 2024.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SLR Investment Corp.:
Results of Review of Interim Financial Information
We have reviewed the consolidated statement of assets and liabilities of SLR Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of March 31, 2024, the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2023, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.
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
May 8, 2024

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
for the year ended December 31, 2023, elsewhere in this Quarterly Report on Form
10-Q
and in our other filings with the Securities and Exchange Commission (the “SEC”).

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
Recent Developments
On May 7, 2024, the Board authorized an extension of a program for the purpose of repurchasing up to $50 million of the Company’s outstanding shares of common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of the Company’s outstanding common stock in the open market from time to time provided that the Company complies with the Company’s code of ethics and the guidelines specified in Rule
10b-18
of the 1934 Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by the Board, the Company expects the repurchase program to be in place until the earlier of May 7, 2025 or until $50 million of the Company’s outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that the Company will engage in any repurchases.
On May 8, 2024, the Board declared a quarterly distribution of $0.41 per share payable on June 27, 2024 to holders of record as of June 13, 2024.

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
Portfolio and Investment Activity
During the three months ended March 31, 2024, we invested approximately $100.2 million across 24 portfolio companies. This compares to investing approximately $156.0 million in 40 portfolio companies for the three months ended March 31, 2023. Investments sold, prepaid or repaid during the three months ended March 31, 2024 totaled approximately $131.0 million versus approximately $144.2 million for the three months ended March 31, 2023.
At March 31, 2024, our portfolio consisted of 145 portfolio companies and was invested 33.3% in cash flow senior secured loans, 28.2% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 22.6% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 15.9% in life science senior secured loans, in each case, measured at fair value, versus 145 portfolio companies invested 31.9% in cash flow senior secured loans, 29.3% in asset-based senior secured loans / SLR Credit / SLR Healthcare ABL / SLR Business Credit, 23.3% in equipment senior secured financings / SLR Equipment / KBH, and 15.5% in life science senior secured loans, in each case, measured at fair value, at March 31, 2023.
At March 31, 2024, 81.3% or $1.71 billion of our income producing investment portfolio
*
is floating rate and 18.7% or $393.6 million is fixed rate, measured at fair value. At March 31, 2023, 77.7% or $1.61 billion of our income producing investment portfolio
*
is floating rate and 22.3% or $460.4 million is fixed rate, measured at fair value. As of March 31, 2024 and 2023, we had two and two issuers, respectively, on non-accrual
status.

*	We have included SLR Credit Solutions, SLR Equipment Finance, SLR Healthcare ABL, SLR Business Credit and Kingsbridge Holdings, LLC within our income producing investment portfolio.
SLR Credit Solutions
On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of March 31, 2024, total commitments to the revolving credit facility are $300 million.
As of March 31, 2024, SLR Credit had 29 funded commitments to 25 different issuers with total funded loans of approximately $394.9 million on total assets of $432.9 million. As of December 31, 2023, SLR Credit had 31 funded commitments to 26 different issuers with total funded loans of approximately $406.6 million on total assets of $438.4 million. As of March 31, 2024 and December 31, 2023, the largest loan outstanding totaled $30.0 million and $30.0 million, respectively. For the same periods, the average exposure per issuer was $15.8 million and $15.6 million, respectively. SLR Credit’s credit facility, which is non-recourse
to the Company, had approximately $207.5 million and $218.9 million of borrowings outstanding at March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, SLR Credit had net income (loss) of $5.7 million and ($9.7) million, respectively, on gross income of $13.1 million and $14.6 million, respectively. Due to timing and non-cash
items, there may be material differences between U.S. generally accepted accounting principles (“GAAP”) net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.
SLR Equipment Finance
On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies are doing business as SLR Equipment Finance (“SLR Equipment”). SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209.9 million in cash to effect the transaction, of which $145.0 million was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64.9 million was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. On January 31, 2024, SLR Equipment entered into a $225,000 senior secured credit facility with a maturity date of January 31, 2027. On March 1, 2024, the credit facility was expanded to $350,000 of commitments.

As of March 31, 2024, SLR Equipment had 174 funded equipment-backed leases and loans to 79 different customers with a total net investment in leases and loans of approximately $212.6 million on total assets of $265.0 million. As of December 31, 2023, SLR Equipment had 150 funded equipment-backed leases and loans to 62 different customers with a total net investment in leases and loans of approximately $203.7 million on total assets of $254.7 million. As of March 31, 2024 and December 31, 2023, the largest position outstanding totaled $17.9 million and $17.9 million, respectively. For the same periods, the average exposure per customer was $2.7 million and $3.3 million, respectively. SLR Equipment’s credit facility, which is non-recourse
to the Company, had approximately $157.0 million and $137.2 million of borrowings outstanding at March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, SLR Equipment had net income (loss) of ($2.0) million and $1.0 million, respectively, on gross income of $4.2 million and $6.3 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.
Kingsbridge Holdings, LLC
On November 3, 2020, the Company acquired 87.5% of the equity securities of Kingsbridge Holdings, LLC (“KBH”) through KBH Topco LLC (“KBHT”), a Delaware corporation. KBH is a residual focused independent mid-ticket
lessor of equipment primarily to U.S. investment grade companies. The Company invested $216.6 million to effect the transaction, of which $136.6 million was invested to acquire 87.5% of KBHT’s equity and $80.0 million in KBH’s debt. The existing management team of KBH committed to continuing to lead KBH after the transaction. Following the transaction, the Company owns 87.5% of KBHT equity and the KBH management team owns the remaining 12.5% of KBHT’s equity. On March 13, 2024, as per the terms of the original purchase agreement, the Company acquired 3.125% of KBHT’s equity from the management team. Effective with this purchase, the Company owns 90.625% of KBHT’s equity and the management team owns the remaining 9.375%.
As of March 31, 2024 and December 31, 2023, KBHT had total assets of $848.2 million and $857.3 million, respectively. For the same periods, debt recourse to KBHT totaled $252.2 million and $249.8 million, respectively, and non-recourse
debt totaled $358.9 million and $367.1 million, respectively. None of the debt is recourse to the Company. For the three months ended March 31, 2024 and 2023, KBHT had net income of $1.9 million and $2.6 million, respectively, on gross income of $80.0 million and $68.0 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.
SLR Healthcare ABL
SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized
companies operating in the healthcare industry. SUNS initial investment in SLR Healthcare ABL was approximately $32.8 million. The management team of SLR Healthcare co-invested
in the transaction and continues to lead SLR Healthcare. As of March 31, 2024, SLR Healthcare’s management team and the Company own approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022. Effective with an amendment dated August 24, 2023, SLR Healthcare has a $150 million non-recourse
credit facility, which is expandable to $200 million under its accordion facility. The maturity date of this facility is March 31, 2026.
SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2024, the portfolio totaled approximately $274.0 million of commitments with a total net investment in loans of $118.0 million on total assets of $125.7 million. As of December 31, 2023, the portfolio totaled approximately $255.0 million of commitments with a total net investment in loans of $111.3 million on total assets of $118.6 million. At March 31, 2024, the portfolio consisted of 44 issuers with an average balance of approximately $2.7 million versus 42 issuers with an average balance of approximately $2.6 million at December 31, 2023. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay
loans. SLR Healthcare’s credit facility, which is
non-recourse
to us, had approximately $93.3 million and $84.7 million of borrowings outstanding at March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, SLR Healthcare had net income of $1.3 million and $1.1 million, respectively, on gross income of $4.8 million and $3.8 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayment of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.

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
SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2024, the portfolio totaled approximately $564.4 million of commitments, of which $226.6 million were funded, on total assets of $257.7 million. As of December 31, 2023, the portfolio totaled approximately $610.9 million of commitments, of which $273.5 million were funded, on total assets of $315.3 million. At March 31, 2024, the portfolio consisted of 99 issuers with an average balance of approximately $2.3 million versus 102 issuers with an average balance of approximately $2.7 million at December 31, 2023. NMC has a senior credit facility with a bank lending group for $285.3 million, which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse
to us, had approximately $175.4 million and $222.9 million of borrowings outstanding at March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, SLR Business Credit had net income of $3.2 million and $2.0 million, respectively, on gross income of $11.2 million and $9.3 million, respectively. Due to timing and non-cash
items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.
Stock Repurchase Program
On May 9, 2023, our Board authorized an extension of a program for the purpose of repurchasing up to $50 million of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule
10b-18
of the Securities Exchange Act of 1934, as amended (the “1934 Act”), including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 10, 2024 or until $50 million of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no share repurchases during the three months ended March 31, 2024. For the fiscal year ended December 31, 2023, the Company repurchased 746 shares at an average price of approximately $14.02 per share, inclusive of commissions. The total dollar amount of shares repurchased for the fiscal year ended December 31, 2023 was $0.01 million.
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
On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP as servicer and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower entered into a $100 million senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. On October 20, 2023, the SSLP Facility was expanded to $150 million. Effective with an amendment on March 25, 2024, the SSLP Facility is scheduled to mature on December 12, 2028 and generally bears interest at a rate of SOFR plus 2.90%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At March 31, 2024, there were $124.5 million of borrowings outstanding on the SSLP Facility.

As of March 31, 2024 and December 31, 2023, the Company and the Investor had contributed combined equity capital in the amount of $95.75 million and $85.75 million, respectively. As of March 31, 2024 and December 31, 2023, the Company and the Investors’ combined remaining commitments to SSLP totaled $4.25 million and $14.25 million, respectively. The Company, along with the Investor, controls the funding of SSLP and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.
As of March 31, 2024 and December 31, 2023, SSLP had total assets of $225.1 million and $195.9 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 39 and 32 different borrowers, respectively. For the three months ended March 31, 2024, SSLP invested $29.8 million in 11 portfolio companies. Investments prepaid totaled $0.8 million for the three months ended March 31, 2024. For the three months ended March 31, 2023, SSLP invested $29.8 million in 12 portfolio companies. Investments prepaid totaled $3.2 million for the three months ended March 31, 2023.
SSLP Portfolio as of March 31, 2024 (dollar amounts in thousands)

Description	Industry	Spread Above Index (1)	Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
Accession Risk Management Group, Inc.	Insurance	S+550	0.75%	10.95%	11/1/29	$6,940	$6,915	$6,940
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	11.08%	5/9/25	2,934	2,934	2,934
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+625	1.00%	11.68%	10/28/26	3,446	3,356	3,446
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+600	1.00%	11.57%	9/1/26	2,127	2,127	2,127
Apex Service Partners, LLC	Diversified Consumer Services	S+700	1.00%	11.81%	10/24/30	5,409	5,280	5,409
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+650	1.00%	12.07%	5/31/24	2,462	2,462	2,462
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	10.57%	6/11/27	4,023	4,023	4,023
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+575	0.75%	11.19%	6/29/28	8,946	8,946	8,946
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.74%	5/22/29	5,398	5,243	5,398
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	S+475	1.00%	10.15%	12/31/25	1,083	1,083	1,083
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	10.15%	7/30/27	8,343	8,343	8,343
Exactcare Parent, Inc.	Health Care Providers & Services	S+650	1.00%	11.77%	11/5/29	3,228	3,140	3,228
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.78%	1/3/29	5,940	5,783	5,940
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	11.73%	2/12/27	8,606	8,606	8,606
GSM Acquisition Corp. (4)	Leisure Equipment & Products	S+500	1.00%	10.44%	11/16/26	8,519	8,519	8,519
Higginbotham Insurance Agency, Inc. (4)	Insurance	S+550	1.00%	10.93%	11/25/28	7,554	7,554	7,554
High Street Buyer, Inc.	Insurance	S+525	0.75%	10.56%	4/16/28	7,585	7,585	7,585
iCIMS, Inc.(4)	Software	S+725	0.75%	12.58%	8/18/28	3,120	3,077	3,120
Kaseya, Inc.(4)	Software	S+600	0.75%	11.31%	6/23/29	9,115	9,115	9,115
Kid Distro Holdings, LLC(4)	Software	S+550	1.00%	10.96%	10/1/27	8,916	8,916	8,916
Legacy Service Partners, LLC	Diversified Consumer Services	S+575	1.00%	11.21%	1/9/29	1,372	1,338	1,372
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+675	1.00%	12.29%	3/1/29	6,104	5,931	6,104
Medrina, LLC	Health Care Providers & Services	S+625	1.00%	11.74%	10/20/29	2,404	2,345	2,380
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.56%	7/8/26	5,900	5,761	5,900
Pinnacle Treatment Centers, Inc.(4)	Health Care Providers & Services	S+650	1.00%	11.99%	1/2/26	6,933	6,933	6,933
Plastics Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	10.41%	8/18/27	5,623	5,466	5,623
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	11.33%	1/31/26	7,481	7,334	7,332
RQM+ Corp.(4)	Life Sciences Tools & Services	S+575	1.00%	11.31%	8/12/26	5,939	5,939	5,910
RxSense Holdings LLC(4)	Diversified Consumer Services	S+500	1.00%	10.41%	3/13/26	8,945	8,945	8,945
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.91%	6/16/28	8,925	8,925	8,925
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+625	1.00%	11.58%	8/15/29	3,620	3,536	3,620
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	11.45%	12/31/26	5,721	5,721	5,721
Ultimate Baked Goods Midco LLC(4)	Packaged Foods & Meats	S+625	1.00%	11.68%	8/13/27	8,931	8,931	8,931
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+675	1.00%	12.07%	3/30/29	3,529	3,428	3,529
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+625	1.00%	11.66%	6/15/26	3,171	3,101	3,171
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.71%	9/15/25	4,895	4,786	4,846
Vessco Midco Holdings, LLC(4)	Water Utilities	S+450	1.00%	9.75%	11/2/26	4,293	4,293	4,293
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	11.54%	11/6/30	2,897	2,826	2,897
West-NR Parent, Inc.(4)	Insurance	S+625	1.00%	11.65%	12/27/27	6,805	6,680	6,805

							$215,226	$216,931

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2024.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP Portfolio as of December 31, 2023 (dollar amounts in thousands)

Description	Industry	Spread Above Index (1)	Floor	Interest Rate (2)	Maturity Date	Par Amount	Cost	Fair Value (3)
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	11.13%	5/9/25	$2,947	$2,947	$2,947
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+650	1.00%	11.96%	10/28/26	3,017	2,934	3,017
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+600	1.00%	11.61%	9/1/26	2,133	2,133	2,133
Apex Service Partners, LLC	Diversified Consumer Services	S+700	1.00%	11.87%	10/24/30	4,905	4,784	4,783
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+650	1.00%	11.97%	5/31/24	2,468	2,468	2,468
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	10.61%	6/11/27	4,033	4,033	4,033
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+575	0.75%	11.22%	6/29/28	8,969	8,969	8,969
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.74%	5/22/29	5,412	5,251	5,412
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	S+475	1.00%	10.20%	12/31/25	1,086	1,086	1,086
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	10.20%	7/30/27	8,457	8,457	8,457
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.97%	1/3/29	5,955	5,791	5,955
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	11.79%	2/12/27	8,641	8,641	8,641
GSM Acquisition Corp. (4)	Leisure Equipment & Products	S+500	1.00%	10.47%	11/16/26	8,541	8,541	8,541
Higginbotham Insurance Agency, Inc. (4)	Insurance	S+550	1.00%	10.96%	11/25/28	7,573	7,573	7,573
High Street Buyer, Inc.	Insurance	S+575	0.75%	11.25%	4/16/28	7,604	7,604	7,604
iCIMS, Inc.(4)	Software	S+725	0.75%	12.62%	8/18/28	3,089	3,066	3,089
Kaseya, Inc.(4)	Software	S+600	0.75%	11.38%	6/23/29	9,058	9,058	9,058
Kid Distro Holdings, LLC(4)	Software	S+550	1.00%	11.00%	10/1/27	8,939	8,939	8,939
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+675	1.00%	12.48%	3/1/29	6,120	5,940	6,120
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.62%	7/8/26	5,922	5,784	5,922
Pinnacle Treatment Centers, Inc.(4)	Health Care Providers & Services	S+650	1.00%	11.95%	1/2/26	6,951	6,951	6,951
Plastics Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	10.45%	8/18/27	5,637	5,471	5,637
RQM+ Corp.(4)	Life Sciences Tools & Services	S+575	1.00%	11.36%	8/12/26	5,955	5,955	5,955
RxSense Holdings LLC(4)	Diversified Consumer Services	S+500	1.00%	10.48%	3/13/26	8,968	8,968	8,968
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.96%	6/16/28	8,948	8,948	8,948
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+625	1.00%	11.61%	8/15/29	3,642	3,555	3,642
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	11.50%	12/31/26	5,850	5,850	5,850
Ultimate Baked Goods Midco LLC(4)	Packaged Foods & Meats	S+625	1.00%	11.71%	8/13/27	8,954	8,954	8,865
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+675	1.00%	12.25%	3/30/29	3,411	3,311	3,411
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+650	1.00%	11.93%	6/15/26	3,179	3,102	3,155
Vessco Midco Holdings, LLC(4)	Water Utilities	S+450	1.00%	9.96%	11/2/26	4,304	4,304	4,304
West-NR Parent, Inc.(4)	Insurance	S+625	1.00%	11.70%	12/27/27	6,822	6,691	6,822

							$186,059	$187,255

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
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

Below is certain summarized financial information for SSLP as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and the three months ended March 31, 2023:

	March 31, 2024	December 31, 2023
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $215,226 and $186,059, respectively)	$216,931	$187,255
Cash and other assets	8,202	8,613

Total assets	$225,133	$195,868

Debt outstanding ($124,520 and $106,900 face amounts, respectively, reported net of unamortized debt issuance costs of $1,914 and $1,697, respectively)	$122,606	$105,203
Distributions payable	2,875	1,900
Interest payable and other credit facility related expenses	579	551
Accrued expenses and other payables	559	416

Total liabilities	$126,619	$108,070

Members’ equity	$98,514	$87,798

Total liabilities and members’ equity	$225,133	$195,868

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Selected Income Statement Information for SSLP (in thousands):
Interest income	$5,969	$1,009

Service fees*	125	19
Interest and other credit facility expenses	2,718	805
Other general and administrative expenses	44	38

Total expenses	2,887	862

Net investment income	$3,082	$147

Realized gain on investments	—	30
Net change in unrealized gain on investments	509	40

Net realized and unrealized gain on investments	$509	$70

Net income	$3,591	$217

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
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
The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value
ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash
accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2024 and 2023, capitalized PIK income totaled $2.8 million and $3.2 million, respectively.
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
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board. ASUs not listed were assessed and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.
RESULTS OF OPERATIONS
Results comparisons are for the three months ended March 31, 2024 and March 31, 2023:
Investment Income
For the three months ended March 31, 2024 and 2023, gross investment income totaled $58.1 million and $53.5 million, respectively. The increase in gross investment income for the year over year three month periods was primarily due to average portfolio growth as well as an increase in index rates.
Expenses
Net expenses totaled $34.2 million and $31.4 million, respectively, for the three months ended March 31, 2024 and 2023, of which $13.8 million and $13.2 million, respectively, were base management fees and performance-based incentive fees and $18.2 million and $15.3 million, respectively, were interest and other credit facility expenses. Other general and administrative expenses totaled $2.3 million and $3.0 million, respectively, for the three months ended March 31, 2024 and 2023. Over the same periods, $0.05 million and $0.1 million of performance-based incentive fees were waived. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the three months ended March 31, 2024 versus the three months ended March 31, 2023 was primarily due to higher management fees, incentive fees and interest expense on a larger average portfolio. Additionally, there was an increase in index rates on borrowings.
Net Investment Income
The Company’s net investment income totaled $23.9 million and $22.1 million, or $0.44 and $0.41, per average share, respectively, for the three months ended March 31, 2024 and 2023.
Net Realized Gain
The Company had investment sales and prepayments totaling approximately $131 million and $144 million, respectively, for the three months ended March 31, 2024 and 2023. Net realized gains over the same periods were $0.1 million and $0.7 million, respectively. Net realized gain for the three months ended March 31, 2024 and 2023 was primarily due to dispositions of selected assets.
Net Change in Unrealized Gain (Loss)
For the three months ended March 31, 2024 and 2023, net change in unrealized gain (loss) on the Company’s assets totaled $3.9 million and ($16.0) million, respectively. Net unrealized gain for the three months ended March 31, 2024 is primarily due to appreciation in the value of our investments in Arcutis Biotherapeutics, Inc., Neuronetics, Inc., Cerapedics, Inc., SLR Credit Solutions and SLR Healthcare ABL, among others, partially offset by depreciation in the value of our investments in SLR Equipment Finance and SOINT, LLC, among others. Net unrealized loss for the three months ended March 31, 2023 is primarily due to depreciation in the value of our investments in AmeriMark Intermediate Holdings, LLC and SLR Credit Solutions, among others, partially offset by appreciation in the value of our investments in Spectrum Pharmaceuticals, Inc., SLR Business Credit and Pinnacle Treatment Centers, Inc., among others.

Net Increase in Net Assets From Operations
For the three months ended March 31, 2024 and 2023, the Company had a net increase in net assets resulting from operations of $27.9 million and $6.8 million, respectively. For the same periods, earnings per average share were $0.51 and $0.13, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity and capital resources are generated and generally available through its Credit Facility and SPV Credit Facility (as defined below), the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes (collectively the “Debt Instruments”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on
equity and/or debt offerings. As of March 31, 2024, we had a total of $267.8 million of unused borrowing capacity under the Credit Facility and SPV Credit Facility, subject to borrowing base limits.
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
Debt
On April 1, 2022, we entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to our assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 29, 2023 amendment, the commitment under the SPV Credit Facility is $275 million; however, the commitment can also be expanded up to $600 million. The stated interest rate on the SPV Credit Facility is SOFR plus
2.00%-2.50%
with no SOFR floor requirement and the current final maturity date is June 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At March 31, 2024, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $206.3 million.
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
1.75%-2.00%
or the alternate base rate plus
0.75%-1.00%.
The Credit Facility has a 0% floor and matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At March 31, 2024, outstanding USD equivalent borrowings under the Credit Facility totaled $486.0 million, composed of $386.0 million of revolving credit and $100.0 million of term loans.
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
Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At March 31, 2024, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time to time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held a face amount of $295 million in cash equivalents as of March 31, 2024.
Contractual Obligations
A summary of our significant contractual payment obligations is as follows as of March 31, 2024:
Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$592.3	$—	$592.3	$—	$—
Unsecured senior notes	470.0	210.0	260.0	—	—
Term loans	100.0	—	100.0	—	—

(1)	As of March 31, 2024, we had a total of $267.8 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.
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
We have also entered into two contracts under which we have future commitments: the Advisory Agreement, pursuant to which the Investment Adviser has agreed to serve as our investment adviser, and the administration agreement (“Administration Agreement”), pursuant to which the Administrator has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day
operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the Advisory Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part
incentive fee. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the Advisory Agreement and Administration Agreement without penalty upon 60 days written notice to the other. See note 3 to our Consolidated Financial Statements.

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
Senior Securities
Information about our senior securities is shown in the following table (in thousands) as of the quarter ended March 31, 2024 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2024 (through March 31, 2024)	$386,000	$616	—	N/A
Fiscal 2023	407,000	631	—	N/A
Fiscal 2022	293,000	513	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
SPV Credit Facility
Fiscal 2024 (through March 31, 2024)	206,250	329	—	N/A
Fiscal 2023	206,250	320	—	N/A
Fiscal 2022	155,200	272	—	N/A
2022 Unsecured Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2023	—	—	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2024 Unsecured Notes
Fiscal 2024 (through March 31, 2024)	125,000	200	—	N/A
Fiscal 2023	125,000	194	—	N/A
Fiscal 2022	125,000	219	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2025 Unsecured Notes
Fiscal 2024 (through March 31, 2024)	85,000	134	—	N/A
Fiscal 2023	85,000	132	—	N/A
Fiscal 2022	85,000	149	—	N/A
2026 Unsecured Notes
Fiscal 2024 (through March 31, 2024)	75,000	120	—	N/A
Fiscal 2023	75,000	116	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2024 (through March 31, 2024)	50,000	80	—	N/A
Fiscal 2023	50,000	77	—	N/A
Fiscal 2022	50,000	88	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2024 (through March 31, 2024)	135,000	215	—	N/A
Fiscal 2023	135,000	209	—	N/A
Fiscal 2022	135,000	237	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Term Loans
Fiscal 2024 (through March 31, 2024)	100,000	160	—	N/A
Fiscal 2023	100,000	155	—	N/A
Fiscal 2022	100,000	175	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A

SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2024 (through March 31, 2024)	$1,162,250	$1,854	—	N/A
Fiscal 2023	1,183,250	1,834	—	N/A
Fiscal 2022	1,093,200	1,915	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of March 31, 2024, asset coverage was 185.4%.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)
Not applicable except for the 2042 Unsecured Notes which were publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2016, 2015 and 2014 periods was $100,175, $98,196 and $94,301, respectively.

Off-Balance
Sheet Arrangements
From time to time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2024 and December 31, 2023, respectively:

(in millions)	March 31, 2024	December 31, 2023
SLR Credit Solutions*	$44.3	$44.3
BDG Media, Inc.	14.5	10.1
Southern Orthodontic Partners Management, LLC	12.9	17.9
CVAUSA Management, LLC	10.2	10.2
iCIMS, Inc.	10.0	9.8
Western Veterinary Partners LLC	9.8	—
Copper River Seafoods, Inc.	9.5	7.1
SPAR Marketing Force, Inc.	7.9	8.3
Alkeme Intermedia ry Holdings, LLC	7.3	8.5
DeepIntent, Inc.	6.9	3.9
Retina Midco, Inc.	6.9	9.4
One Touch Direct, LLC	6.7	4.1
Orthopedic Care Partners Management, LLC	6.7	20.8
SPR Therapeutics, Inc.	6.1	—
Peter C. Foy & Associates Insurance Services, LLC	5.1	5.1
West-NR Parent, Inc.	5.0	5.0
33 Across Inc.	4.7	—
Luxury Asset Capital, LLC	4.5	4.5
United Digestive MSO Parent, LLC	3.5	3.9
The Townsend Company, LLC	3.4	3.3
Vertos Medical, Inc.	3.3	3.3
Foundation Consumer Brands, LLC	3.0	3.0
Kid Distro Holdings, LLC	2.7	2.7
Erie Construction Mid-west, LLC	2.4	2.4
Ultimate Baked Goods Midco LLC	2.4	2.4
Brainjolt LLC	2.2	—
Basic Fun, Inc.	2.1	2.1
SLR Senior Lending Program LLC*	2.1	7.1
Bayside Opco, LLC	2.1	2.1

(in millions)	March 31, 2024	December 31, 2023
Kaseya, Inc.	1.9	3.8
SunMed Group Holdings, LLC	1.6	1.6
AMF Levered II, LLC	1.6	3.2
Urology Management Holdings, Inc.	1.5	1.5
Sightly Enterprises, Inc.	1.5	—
SLR Healthcare ABL*	1.4	1.4
RxSense Holdings LLC	1.3	1.3
Tilley Distribution, Inc.	1.2	1.2
SCP Eye Care, LLC	1.0	1.0
GSM Acquisition Corp	0.9	0.9
UVP Management, LLC	0.8	2.9
Vapotherm, Inc.	0.7	—
Pinnacle Treatment Centers, Inc.	0.6	0.6
High Street Buyer, Inc.	0.6	0.6
CC SAG Holdings Corp. (Spectrum Automotive)	0.5	0.5
Crewline Buyer, Inc.	0.5	0.5
ENS Holdings III Corp, LLC	0.3	0.6
Vessco Midco Holdings, LLC	0.3	0.3
TAUC Management, LLC	0.3	0.3
All States Ag Parts, LLC	0.2	0.3
Ardelyx, Inc.	—	15.9
Legacy Service Partners, LLC	—	5.4
SLR Equipment Finance*	—	2.1
Medrina, LLC	—	0.8
Exactcare Parent, Inc.	—	0.4
WCI-BXC Purchaser, LLC	—	0.3

Total Commitments	$226.9	$248.7

*	The Company controls the funding of these commitments and may cancel them at its discretion.
The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
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
Distributions
The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2024
May 8, 2024	June 13, 2024	June 27, 2024	$0.41
February 27, 2024	March 14, 2024	March 28, 2024	0.41

Total 2024			$0.82

Fiscal 2023
November 7, 2023	December 14, 2023	December 28, 2023	$0.41
September 5, 2023	September 20, 2023	September 28, 2023	0.136667
August 8, 2023	August 18, 2023	August 30, 2023	0.136667
July 5, 2023	July 20, 2023	August 1, 2023	0.136667
June 1, 2023	June 20, 2023	June 29, 2023	0.136667
May 10, 2023	May 24, 2023	June 1, 2023	0.136667
April 4, 2023	April 20, 2023	May 2, 2023	0.136667
February 28, 2023	March 23, 2023	April 4, 2023	0.136667
February 2, 2023	February 16, 2023	March 1, 2023	0.136667
January 10, 2023.	January 26, 2023	February 2, 2023	0.136667

Total 2023			$1.64

Date Declared	Record Date	Payment Date	Amount
Fiscal 2022
December 6, 2022	December 22, 2022	January 5, 2023	$0.136667
November 2, 2022	November 17, 2022	December 1, 2022	0.136667
October 5, 2022	October 20, 2022	November 2, 2022	0.136667
September 2, 2022	September 20, 2022	October 4, 2022	0.136667
August 2, 2022	August 18, 2022	September 1, 2022	0.136667
July 6, 2022	July 21, 2022	August 2, 2022	0.136667
June 3, 2022	June 23, 2022	July 5, 2022	0.136667
May 3, 2022	May 19, 2022	June 2, 2022	0.136667
April 4, 2022	April 21, 2022	May 3, 2022	0.136667
March 1, 2022	March 18, 2022	April 1, 2022	0.41

Total 2022			$1.64

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
We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the recent economic environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended March 31, 2024, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of March 31, 2024 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by seven cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2024 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately eight cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time to time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2024, we have no interest rate hedging instruments outstanding on our balance sheet.

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
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2024 (the end of the period covered by this report), we, including our
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
(b) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on
Form 10-K, which
could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period ended March 31, 2024 to the risk factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form
10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of securities during the quarter ended March 31, 2024.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Rule
10b5-1
Trading Plans
During the fiscal quarter ended March 31, 2024, none of our directors or officers (
as
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2024.

SLR INVESTMENT CORP.

By:	/s/ M ICHAEL S. G ROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ B RUCE J. S POHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ S HIRAZ Y. K AJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)