Form 10-Q
period 2024-06-30
SLR Investment Corp.
filed 2024-08-07
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of August 5, 2024 was 54,554,634.

SLR INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of June 30, 2024 (unaudited) and December 31, 2023	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2024 (unaudited) and the three and six months ended June 30, 2023 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2024 (unaudited) and the three and six months ended June 30, 2023 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2024 (unaudited) and the six months ended June 30, 2023 (unaudited)	6

	Consolidated Schedule of Investments as of June 30, 2024 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2023	18

	Notes to Consolidated Financial Statements (unaudited)	29

	Report of Independent Registered Public Accounting Firm	51

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	73

Item 4.	Controls and Procedures	74

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	75

Item 1A.	Risk Factors	75

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 3.	Defaults Upon Senior Securities	75

Item 4.	Mine Safety Disclosures	75

Item 5.	Other Information	75

Item 6.	Exhibits	76

	Signatures	77

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Investment Corp. unless the context states otherwise.

Item 1. Financial Statements

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Investments at fair value:
Companies less than 5% owned (cost: $1,232,964 and $1,260,205, respectively)	$1,247,747	$1,271,442
Companies 5% to 25% owned (cost: $61,055 and $60,064, respectively)	45,242	44,250
Companies more than 25% owned (cost: $875,473 and $870,128, respectively)	843,561	839,074
Cash	11,031	11,864
Cash equivalents (cost: $274,126 and $332,290, respectively)	274,126	332,290
Dividends receivable	12,114	11,768
Interest receivable	11,759	11,034
Receivable for investments sold	1,755	1,538
Prepaid expenses and other assets	943	608
Total assets	$2,448,278	$2,523,868
Liabilities
Debt ($1,158,850 and $1,183,250 face amounts, respectively, reported net of unamortized debt issuance costs of $4,497 and $5,473, respectively. See note 7)	$1,154,353	$1,177,777
Payable for investments and cash equivalents purchased	274,126	332,290
Management fee payable (see note 3)	7,874	8,027
Performance-based incentive fee payable (see note 3)	6,024	5,864
Interest payable (see note 7)	6,752	7,535
Administrative services payable (see note 3)	3,111	1,969
Other liabilities and accrued expenses	3,035	3,767
Total liabilities	$1,455,275	$1,537,229
Commitments and contingencies (see note 9)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 54,554,634 and 54,554,634 shares issued and outstanding, respectively	$546	$546
Paid-in capital in excess of par	1,117,930	1,117,930
Accumulated distributable net loss	(125,473)	(131,837)
Total net assets	$993,003	$986,639
Net Asset Value Per Share	$18.20	$18.09

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$40,015	$41,267	$81,019	$78,605
Companies 5% to 25% owned	856	265	1,687	265
Companies more than 25% owned	3,306	2,814	6,644	5,525
Dividends:
Companies more than 25% owned	12,482	11,177	24,709	22,353
Other income:
Companies less than 5% owned	2,184	757	2,758	3,079
Companies more than 25% owned	135	57	260	57
Total investment income	58,978	56,337	117,077	109,884
EXPENSES:
Management fees (see note 3)	7,875	7,878	15,757	15,584
Performance-based incentive fees (see note 3)	6,068	5,638	12,020	11,147
Interest and other credit facility expenses (see note 7)	18,179	17,842	36,367	33,128
Administrative services expense (see note 3)	1,376	1,480	2,752	2,988
Other general and administrative expenses	1,206	948	2,101	2,449
Total expenses	34,704	33,786	68,997	65,296
Performance-based incentive fees waived (see note 3)	(44)	(125)	(90)	(235)
Net expenses	34,660	33,661	68,907	65,061
Net investment income	$24,318	$22,676	$48,170	$44,823
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain on investments and cash equivalents (companies less than 5% owned)	$105	$498	$240	$1,185
Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	63	5,181	3,547	(9,090)
Companies 5% to 25% owned	—	(3,216)	1	(3,216)
Companies more than 25% owned	(1,258)	(6,144)	(859)	(7,883)
Net change in unrealized gain (loss) on investments and cash equivalents	(1,195)	(4,179)	2,689	(20,189)
Net realized and unrealized gain (loss) on investments and cash equivalents	(1,090)	(3,681)	2,929	(19,004)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$23,228	$18,995	$51,099	$25,819
EARNINGS PER SHARE (see note 5)	$0.43	$0.35	$0.94	$0.47

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$24,318	$22,676	$48,170	$44,823
Net realized gain	105	498	240	1,185
Net change in unrealized gain (loss)	(1,195)	(4,179)	2,689	(20,189)
Net increase in net assets resulting from operations	23,228	18,995	51,099	25,819
Distributions to stockholders:
From net investment income	(22,368)	(22,588)	(44,735)	(44,735)
From return of capital	—	220	—	—
Net distributions to stockholders	(22,368)	(22,368)	(44,735)	(44,735)
Capital transactions (see note 10):
Repurchases of common stock	—	—	—	(10)
Total increase (decrease) in net assets	860	(3,373)	6,364	(18,926)
Net assets at beginning of period	992,143	984,178	986,639	999,731
Net assets at end of period	$993,003	$980,805	$993,003	$980,805
Capital stock activity (see note 10):
Repurchases of common stock	—	—	—	(746)

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$51,099	$25,819
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments and cash equivalents	(240)	(1,185)
Net change in unrealized (gain) loss on investments	(2,689)	20,189
Deferred financing costs/market discount amortization	1,104	1,035
Net accretion of discount on investments	(4,795)	(5,850)
(Increase) decrease in operating assets:
Purchase of investments	(192,233)	(368,924)
Proceeds from disposition of investments	220,712	267,224
Capitalization of payment-in-kind income	(4,925)	(6,206)
Collections of payment-in-kind income	2,386	2
Receivable for investments sold	(217)	(345)
Interest receivable	(725)	(1,365)
Dividends receivable	(346)	438
Prepaid expenses and other assets	(335)	(218)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(58,164)	(84,411)
Management fee payable	(153)	(86)
Performance-based incentive fee payable	160	91
Administrative services expense payable	1,142	678
Interest payable	(783)	(1,006)
Other liabilities and accrued expenses	(732)	(359)
Net Cash Provided by (Used in) Operating Activities	10,266	(154,479)
Cash Flows from Financing Activities:
Cash distributions paid	(44,735)	(52,216)
Repayment of unsecured borrowings	—	(75,000)
Proceeds from secured borrowings	221,872	400,000
Repayment of secured borrowings	(246,400)	(199,000)
Repurchase of common stock	—	(10)
Net Cash Provided by (Used in) Financing Activities	(69,263)	73,774
NET DECREASE IN CASH AND CASH EQUIVALENTS	(58,997)	(80,705)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	344,154	428,333
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$285,157	$347,628
Supplemental disclosure of cash flow information:
Cash paid for interest	$36,046	$34,134

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 130.1%
First Lien Bank Debt/Senior Secured Loans
33Across Inc.	Media	P+232		8.50%	10.82%	1/22/2024	10/31/2025	$2,288	$2,288	$2,288
Aegis Toxicology Sciences Corporation(16)	Health Care Providers & Services	S+550		1.00%	11.09%	5/7/2018	5/9/2025	13,241	13,130	13,241
Alkeme Intermediary Holdings, LLC(16)	Insurance	S+600		1.00%	11.44%	9/20/2023	10/28/2026	17,003	16,561	17,003
All States Ag Parts, LLC(16)	Trading Companies & Distributors	S+600		1.00%	11.60%	4/1/2022	9/1/2026	2,156	2,134	2,156
Atria Wealth Solutions, Inc.(16)	Diversified Financial Services	S+650		1.00%	12.09%	9/14/2018	11/29/2024	21,139	21,055	21,139
Basic Fun, Inc.(16)	Specialty Retail	S+650		1.00%	14.11%	10/30/2020	7/2/2024	2,178	2,178	2,178
BayMark Health Services, Inc.(16)	Health Care Providers & Services	S+500		1.00%	10.60%	4/1/2022	6/11/2027	8,223	8,007	8,058
Bayside Opco, LLC(25)	Health Care Providers & Services	S+725	(11)	1.00%	12.73%	5/31/2023	5/31/2026	19,995	19,995	19,995
Bayside Parent, LLC(25)	Health Care Providers & Services	S+1000	(11)	1.00%	15.48%	5/31/2023	5/31/2026	5,564	5,564	5,564
BDG Media, Inc.	Media	P+525		5.50%	13.75%	7/18/2022	7/31/2025	2,741	2,741	2,741
Brainjolt LLC	Media	P+425		3.25%	12.75%	1/22/2024	1/22/2025	2,113	2,113	2,113
CC SAG Holdings Corp. (Spectrum Automotive)(16)	Diversified Consumer Services	S+525		0.75%	10.59%	6/29/2021	6/29/2028	30,356	29,922	30,356
Copper River Seafoods, Inc.	Food Products	P+275		—	11.25%	12/1/2023	4/23/2025	4,284	4,284	4,284
CVAUSA Management, LLC(16)	Health Care Providers & Services	S+650		1.00%	11.75%	5/22/2023	5/22/2029	17,279	16,821	17,279
DeepIntent, Inc.	Media	P+225		—	10.75%	12/1/2023	6/30/2026	25,172	25,172	25,172
Enhanced Permanent Capital, LLC(3)	Capital Markets	S+700		1.00%	12.44%	12/29/2020	12/29/2025	42,521	42,017	42,521
ENS Holdings III Corp. & ES Opco USA LLC (Bluefin)(16)	Trading Companies & Distributors	S+475		1.00%	10.19%	4/1/2022	12/31/2025	4,369	4,290	4,369
EyeSouth Eye Care Holdco LLC	Health Care Providers & Services	S+550		1.00%	10.93%	10/6/2022	10/5/2029	11,754	11,460	11,519
Fertility (ITC) Investment Holdco, LLC	Health Care Providers & Services	S+650		1.00%	11.78%	1/4/2023	1/3/2029	22,482	21,934	22,482
Foundation Consumer Brands, LLC(16)	Personal Products	S+625		1.00%	11.73%	2/12/2021	2/12/2027	26,448	25,985	26,448
GSM Acquisition Corp.	Leisure Equipment & Products	S+500		1.00%	10.46%	4/1/2022	11/16/2026	2,360	2,298	2,360

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Higginbotham Insurance Agency, Inc.(16)	Insurance	S+550		1.00%	10.94%		4/1/2022	11/25/2028	$21,102	$21,102	$21,102
Human Interest Inc.	Internet Software & Services	S+735		1.00%	12.68%		6/30/2022	7/1/2027	20,104	20,023	20,104
iCIMS, Inc.	Software	S+725		0.75%	12.08%	(24)	8/18/2022	8/18/2028	31,346	30,960	31,346
Kaseya, Inc.(16)	Software	S+550		0.75%	10.83%	(14)	6/22/2022	6/23/2029	24,819	24,537	24,819
Kid Distro Holdings, LLC (Distro Kid)(16)	Software	S+550		1.00%	10.94%		9/24/2021	10/1/2027	20,104	19,864	20,104
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	S+700		1.00%	12.46%		12/21/2018	12/21/2024	96,000	95,948	96,000
Logix Holding Company, LLC(16)	Communications Equipment	P+475		1.00%	13.25%		9/14/2018	12/22/2024	14,009	13,810	14,009
Luxury Asset Capital, LLC(16)	Thrifts & Mortgage Finance	S+675		1.00%	12.19%		7/15/2022	7/15/2027	30,500	30,089	30,500
Maxor Acquisition, Inc.(16)	Health Care Providers & Services	S+675		1.00%	12.29%		3/1/2023	3/1/2029	17,515	17,075	17,515
NSPC Intermediate Corp. (National Spine)	Health Care Providers & Services	S+800	(11) (29)	1.00%	13.48%		4/1/2022	2/13/2026	2,615	2,557	2,115
One Touch Direct, LLC	Commercial Services & Supplies	P+75		—	9.25%		12/1/2023	3/31/2026	1,913	1,913	1,913
ONS MSO, LLC(16)	Health Care Providers & Services	S+625		1.00%	11.57%		2/10/2023	7/8/2026	27,983	27,392	27,983
Orthopedic Care Partners Management, LLC	Health Care Providers & Services	S+650		1.00%	12.09%		8/17/2022	8/16/2024	19,537	19,482	19,537
Peter C. Foy & Associates Insurance Services, LLC(16)	Insurance	S+550		0.75%	10.84%		4/1/2022	11/1/2028	16,792	16,572	16,792
Plastics Management, LLC(16)	Health Care Providers & Services	S+500		1.00%	10.44%		4/1/2022	8/18/2027	17,052	16,477	17,052
Quantcast Corporation	Commercial Services & Supplies	S+525		2.00%	10.60%		6/14/2024	6/14/2029	8,691	8,583	8,582
Retina Midco, Inc.(16)	Health Care Providers & Services	S+575		1.00%	11.34%		12/18/2023	1/31/2026	27,424	26,973	27,424
RQM+ Corp.(16)	Life Sciences Tools & Services	S+575		1.00%	11.35%		8/20/2021	8/12/2026	23,516	23,261	22,928
RxSense Holdings LLC(16)	Diversified Consumer Services	S+500		1.00%	10.43%		4/1/2022	3/13/2026	2,642	2,578	2,642
Shoes for Crews Global, LLC	Diversified Consumer Services	S+650	(27)	1.00%	11.95%		6/30/2024	6/30/2029	3,412	3,410	3,412
Sightly Enterprises, Inc.	Media	P+575		6.00%	14.25%		1/22/2024	12/31/2024	4,456	4,456	4,456

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+550		1.00%	10.83%	6/3/2022	7/27/2026	$29,773	$29,324	$29,476
SPAR Marketing Force, Inc.	Media	P+190		—	10.40%	12/1/2023	10/10/2024	10,971	10,971	10,971
Stryten Resources LLC	Auto Parts & Equipment	S+800		1.00%	13.46%	8/11/2021	10/12/2026	25,528	25,261	25,528
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	S+550		0.75%	10.93%	6/16/2021	6/16/2028	14,905	14,630	14,905
TAUC Management, LLC(16)	Health Care Providers & Services	S+700	(28)	1.00%	14.50%	4/1/2022	2/12/2027	6,969	6,760	6,272
The Townsend Company, LLC(16)	Commercial Services & Supplies	S+625		1.00%	11.59%	8/17/2023	8/15/2029	10,037	9,811	10,037
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+600		1.00%	11.48%	4/1/2022	12/31/2026	3,708	3,587	3,634
Ultimate Baked Goods Midco LLC (Rise Baking)(16)	Packaged Foods & Meats	S+625		1.00%	10.94%	8/12/2021	8/13/2027	26,777	26,296	26,643
United Digestive MSO Parent, LLC(16)	Health Care Providers & Services	S+650		1.00%	11.80%	3/30/2023	3/30/2029	10,284	10,021	10,284
Urology Management Holdings, Inc.	Health Care Providers & Services	S+625		1.00%	11.73%	2/7/2023	6/15/2026	10,669	10,446	10,669
UVP Management, LLC	Health Care Providers & Services	S+625		1.00%	11.73%	9/18/2023	9/15/2025	13,722	13,497	13,310
Western Veterinary Partners LLC(16)	Diversified Consumer Services	S+600		1.00%	11.60%	1/19/2024	10/29/2026	15,978	15,760	15,738
West-NR Parent, Inc.(16)	Insurance	S+625		1.00%	11.68%	8/1/2023	12/27/2027	8,970	8,820	8,970
Total First Lien Bank Debt/ Senior Secured Loans									$892,195	$900,038
Second Lien Asset-Based Senior Secured Loans
AMF Levered II, LLC	Diversified Financial Services	S+705		1.00%	12.49%	12/24/2021	8/21/2028	$29,925	$29,515	$29,925
FGI Worldwide LLC	Diversified Financial Services	S+650		1.00%	11.85%	4/17/2023	4/17/2028	8,206	8,040	8,206
Total Second Lien Asset-Backed Senior Secured Loans									$37,555	$38,131
Second Lien Bank Debt/ Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975	(11)	1.00%	—	12/23/2013	10/12/2026	$16,888	$12,297	$7,827

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc. (3)(16)	Pharmaceuticals	S+515	4.60%	10.48%		12/31/2019	5/1/2028	$37,311	$37,703	$40,462
Arcutis Biotherapeutics, Inc.(3)	Pharmaceuticals	S+745	0.10%	12.88%		12/22/2021	1/1/2027	66,849	68,716	70,450
Ardelyx, Inc.(3)	Pharmaceuticals	S+425	4.70%	9.60%	(26)	2/23/2022	3/1/2027	33,102	33,316	33,927
Cerapedics, Inc.	Biotechnology	S+620	2.75%	11.53%		12/27/2022	1/1/2028	36,156	36,378	37,673
Meditrina, Inc.	Health Care Equipment & Supplies	S+550	3.45%	10.83%		12/20/2022	12/1/2027	5,051	5,075	5,038
Neuronetics, Inc.(16)	Health Care Equipment & Supplies	S+565	3.95%	10.98%		3/2/2020	3/29/2028	30,878	31,092	34,739
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	S+580	5.31%	11.23%		7/30/2018	11/1/2025	24,500	25,437	24,622
Outset Medical, Inc.(16)	Health Care Equipment & Supplies	S+515	2.75%	10.48%		11/3/2022	11/1/2027	44,727	45,093	44,839
SPR Therapeutics, Inc.	Health Care Technology	S+515	4.00%	10.48%		1/30/2024	2/1/2029	4,866	4,849	4,993
Vapotherm, Inc.	Health Care Equipment & Supplies	S+830	-	13.73%		3/26/2024	12/31/2024	2,067	2,042	2,026
Vapotherm, Inc.	Health Care Equipment & Supplies	S+930	4.50%	14.73%	(22)	2/18/2022	7/15/2027	39,427	40,118	40,018
Vertos Medical, Inc.	Health Care Equipment & Supplies	S+515	4.75%	10.48%		6/14/2023	7/1/2028	6,651	6,639	6,684
Total First Lien Life Science Senior Secured Loans									$336,458	$345,471
Total Senior Secured Loans									$1,278,505	$1,291,467

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 21.1%
A&A Crane and Rigging, LLC (10)	Commercial Services & Supplies	7.78%	3/27/2023	3/27/2028	$62	$62	$62
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-9.64%	2/12/2021	3/1/2025-12/1/2026	850	849	849
AFG Dallas III, LLC (10)	Diversified Consumer Services	10.00-11.29%	8/11/2022	8/11/2026-3/1/2027	926	926	926
Air Methods Corporation (10)	Airlines	7.08-7.13%	11/3/2021	11/3/2026-11/23/2026	2,841	2,871	2,841
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	4/15/2025	155	155	157
Boart Longyear Company (10)	Metals & Mining	8.31-10.44%	5/28/2020	7/1/2024-10/7/2026	1,569	1,569	1,569
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/1/2022	7/1/2026	94	94	94

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing (continued)
Carolina’s Contracting, LLC (10)	Diversified Consumer Services	8.40-8.72%	3/7/2023	3/7/2028-5/18/2028	$3,182	$3,207	$3,182
CKD Holdings, Inc. (10)	Road & Rail	8.10-8.60%	9/22/2022	6/22/2026-9/22/2027	2,422	2,422	2,422
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	9.36-13.01%	5/27/2021	4/1/2025-5/1/2028	5,358	5,358	5,358
Complete Equipment Rentals, LLC (10)	Commercial Services & Supplies	6.75-7.15%	3/23/2023	4/1/2028-6/1/2028	1,655	1,633	1,627
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	968	975	968
Double S Industrial Contractors, Inc. (10)	Commercial Services & Supplies	8.60%	7/28/2023	8/1/2027	99	99	99
Drillers Choice, Inc. (10)	Commercial Services & Supplies	8.00-10.08%	10/31/2022	11/1/2027-6/1/2029	1,688	1,690	1,688
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	4,189	4,206	4,189
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	8.37%	4/27/2018	4/27/2025	3,138	3,138	3,059
Extreme Steel Crane & Rigging, LLC (10)	Commercial Services & Supplies	9.52%	3/3/2023	3/3/2027	733	738	733
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50-9.02%	10/28/2021	10/1/2026-3/1/2027	1,930	1,931	1,930
First National Capital, LLC (10)	Diversified Financial Services	9.00%	11/5/2021	8/1/2026	4,359	4,359	4,359
GMT Corporation (10)	Machinery	10.71%	10/23/2018	1/1/2026	3,203	3,204	3,203
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/8/2021	11/1/2025	522	522	522
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.69-9.94%	11/15/2018	9/1/2024-9/1/2025	89	89	86
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	2,574	2,580	2,574
Loc Performance Products, LLC (10)	Machinery	10.50%	12/29/2022	6/1/2027	559	559	559
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/2026-9/25/2026	7,500	7,500	7,361
Lux Vending, LLC (10)	Consumer Finance	12.84-13.26%	8/20/2021	9/1/2024-10/1/2024	79	79	79

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing (continued)
Miranda Logistics Enterprise, Inc. (10)	Construction & Engineering	7.69%	4/14/2023	4/14/2028	$709	$709	$709
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	2/28/2025	183	182	183
Nimble Crane LLC (10)	Commercial Services & Supplies	9.18%	7/13/2023	7/13/2028	850	850	850
No Limit Construction Services, LLC (10)	Commercial Services & Supplies	7.73%	5/5/2023	6/1/2028	107	107	107
PCX Aerostructures LLC (10)	Aerospace & Defense	9.32%	11/23/2022	12/1/2028	2,125	2,125	2,125
Rango, Inc. (10)	Commercial Services & Supplies	9.33%	9/24/2019	11/1/2024	343	346	336
Rayzor’s Edge LLC (10)	Diversified Consumer Services	7.69-8.27%	5/19/2023	5/18/2030-6/30/2030	668	668	668
RH Land Construction, LLC & Harbor Dredging LA, Inc. (10)	Construction & Engineering	8.08%	5/10/2023	5/10/2026	92	92	92
Rotten Rock Hardscaping & Tree Service (10)	Diversified Consumer Services	8.21%	12/6/2022	12/6/2027	182	182	182
Signet Marine Corporation (10)	Transportation Infrastructure	8.50%	10/31/2022	11/1/2029	11,365	11,398	11,365
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82-8.61%	6/30/2022	9/15/2026-6/27/2030	5,577	5,577	5,577
ST Coaches, LLC (10)	Road & Rail	8.50%	7/31/2017	1/25/2025	552	552	552
Star Coaches Inc. (10)	Road & Rail	8.42%	3/9/2018	4/1/2025	2,030	2,030	1,928
Superior Transportation, Inc. (10)	Road & Rail	10.22-10.69%	7/31/2017	1/1/2026	1,773	1,773	1,773
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	4.07%	7/31/2017	1/15/2028	1,117	1,117	1,037
Trinity Equipment, Inc. (10)	Commercial Services & Supplies	8.78-8.93%	5/4/2023	5/4/2028-5/19/2028	1,218	1,218	1,218
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-8.75%	10/8/2021	11/1/2024-12/1/2026	248	248	248
U.S. Crane & Rigging, LLC (10)	Commercial Services & Supplies	8.73%-10.92%	12/23/2022	3/1/2027-9/1/2028	2,277	2,277	2,277
Up Trucking Services, LLC (10)	Road & Rail	11.30%	3/23/2018	8/1/2024	162	162	159

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing (continued)
Waste Pro of Florida, Inc. & Waste Pro USA, Inc. (10)	Commercial Services & Supplies	9.17%	4/18/2023	4/18/2028	$8,057	$8,173	$8,057
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%	7/31/2019	8/1/2024-10/5/2025	154	154	154
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	116	116	113
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32-9.93%	9/23/2022	9/23/2027-8/16/2028	2,766	2,803	2,766
Zamborelli Enterprises Pacific Southern Foundation (10)	Diversified Consumer Services	8.91%	12/7/2022	1/1/2027	485	488	485
					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings		7/31/2017		200	145,000	116,000
Total Equipment Financing						$239,162	$209,457
					Par Amount
Preferred Equity – 0.2%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	0.00%	6/8/2012	6/30/2025	—	$5,241	$2,500

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—63.8%
Assertio Holdings, Inc. (8)*	Pharmaceuticals	7/31/2023	12,510	$51	$16
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	1,443	17	—
Bayside Parent, LLC (25)*	Health Care Providers & Services	5/31/2023	6,526	11,411	3,816
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	34
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	75
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	260,000	129	128
KBH Topco LLC (Kingsbridge) (2)(5)(18)	Multi-Sector Holdings	11/3/2020	76,125,000	140,920	147,072
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2022	44,049	33	28
NSPC Holdings, LLC (National Spine) *	Health Care Providers & Services	2/13/2023	207,043	657	—
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	469,353	235	187
Shoes for Crews Holdings, LLC	Diversified Consumer Services	6/30/2024	1,884	2,759	2,040
SLR-AMI Topco Blocker, LLC (15)(25)*	Internet & Catalog Retail	6/16/2023	—	24,085	15,867
SLR Business Credit (2)(3)(19)	Diversified Financial Services	4/1/2022	100	81,583	91,370
SLR Credit Solutions (2)(3)(20)	Diversified Financial Services	12/28/2012	280,303	280,737	286,250

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/ Warrants (continued)
SLR Healthcare ABL (2)(3)(21)	Diversified Financial Services	4/1/2022	32,839	$34,335	$36,850
SLR Senior Lending Program LLC (2)(3)(23)	Asset Management	12/1/2022	—	47,875	49,272
Vapotherm, Inc. Warrants*	Health Care Equipment & Supplies	2/18/2022	105,557	329	71
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	2,230	152	—
Vertos Medical, Inc. Warrants*	Health Care Equipment & Supplies	6/14/2023	161,761	51	50
Total Common Equity/Equity Interests/Warrants				$646,584	$633,126
Total Investments (6) — 215.2%				$2,169,492	$2,136,550

Description	Industry	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Cash Equivalents —27.6%
U.S. Treasury Bill (5.29% yield)	Government	6/28/2024	7/23/2024	$275,000	$274,126	$274,126
Total Investments & Cash Equivalents — 242.8%					$2,443,618	$2,410,676
Liabilities in Excess of Other Assets — (142.8%)						(1,417,673)
Net Assets — 100.0%						$993,003

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of June 30, 2024.
(2)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2024 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions	Gross Reductions	Realized Loss	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2024	Interest/ Dividend/ Other Income
Equipment Operating Leases, LLC	$3,296	$—	$243	$—	$6	$3,059	$137
Kingsbridge Holdings, LLC	96,000	—	—	—	(52)	96,000	6,106
KBH Topco, LLC (Kingsbridge)	142,000	4,324	—	—	748	147,072	5,362
Loyer Capital LLC	7,361	—	—	—	—	7,361	377
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	—	—	—	—	—	—	—
RD Holdco, Inc. (debt)	7,827	—	—	—	—	7,827	—
SLR Business Credit	90,370	—	—	—	1,000	91,370	3,800

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share/unit amounts)

Name of Issuer	Fair Value at December 31, 2023	Gross Additions	Gross Reductions	Realized Loss	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2024	Interest/ Dividend/ Other Income
SLR Credit Solutions	284,000	—	—	—	2,250	286,250	10,000
SLR Equipment Finance (equity)	120,820	—	—	—	(4,820)	116,000	—
SLR Equipment Finance (debt)	3,850	—	3,850	—	—	—	24
SLR Healthcare ABL	35,850	—	—	—	1,000	36,850	2,235
SLR Senior Lending Program LLC	43,899	5,000	—	—	373	49,272	3,510
SOINT, LLC	3,801	63	—	—	(1,364)	2,500	62
	$839,074	$9,387	$4,093	$—	$(859)	$843,561	$31,613

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2024, on a fair value basis, non-qualifying assets in our portfolio represented 26.7% of the total assets of the Company.
(4)
The Company’s investment in SOINT, LLC includes a one dollar investment in common shares.
(5)
Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $5,256; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $108,161 and $102,905, respectively, based on a tax cost of $2,131,294. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the Credit Facility (as defined below) (see note 7 to the consolidated financial statements). The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
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
(16)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving SPV Credit Facility (the “SPV Credit Facility”) (see note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.
(17)
See note 12 to the consolidated financial statements.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share/unit amounts)

(18)
See note 13 to the consolidated financial statements.
(19)
See note 15 to the consolidated financial statements.
(20)
See note 11 to the consolidated financial statements.
(21)
See note 14 to the consolidated financial statements.
(22)
Vapotherm, Inc. may elect to defer up to 7.00% of the coupon as PIK. On June 17, 2024, Vapotherm, Inc. (OTCQX:VAPO) entered into a definitive merger agreement with a newly-formed entity organized and funded by a health care investment firm, which is expected to close in the second half of 2024 and is subject to customary closing conditions, including receipt of stockholder approval. The Company agreed to convert a portion of its term debt into preferred equity of the newly-formed entity and retain a portion of term debt, concurrently with the closing of this merger.
(23)
See note 17 to the consolidated financial statements.
(24)
iCIMS, Inc. may elect to defer up to 3.875% of the coupon as PIK.
(25)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2024 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2024	Interest Income
Bayside Opco, LLC	$19,415	$931	$351	$—	$—	$19,995	$1,275
Bayside Parent, LLC (loan)	5,153	411	—	—	—	5,564	412
Bayside Parent, LLC (equity)	3,815	—	—	—	1	3,816	—
SLR-AMI Topco Blocker, LLC	15,867	—	—	—	—	15,867	—
	$44,250	$1,342	$351	$—	$1	$45,242	$1,687

(26)
Certain tranches have a spread of S+795 and certain tranches have a spread of S+425.
(27)
Certain tranches have a spread of S+650 and certain tranches have a spread of S+700 (5.00% PIK/2.00% Cash)
(28)
Spread is S+600 Cash / 1.00% PIK.
(29)
Certain tranches have a spread of S+800 PIK and certain tranches have a spread of S+850 PIK.

* Non-income producing security.

** Investment is on non-accrual status.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share/unit amounts)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2024
Diversified Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	22.8%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	17.3%
Health Care Providers & Services	13.3%
Health Care Equipment & Supplies	8.1%
Pharmaceuticals	6.8%
Software	3.6%
Insurance	3.0%
Diversified Consumer Services	2.8%
Asset Management	2.3%
Media	2.2%
Commercial Services & Supplies	2.1%
Capital Markets	2.0%
Biotechnology	1.8%
Thrifts & Mortgage Finance	1.4%
Packaged Foods & Meats	1.2%
Personal Products	1.2%
Auto Parts & Equipment	1.2%
Life Sciences Tools & Services	1.1%
Internet Software & Services	0.9%
Internet & Catalog Retail	0.7%
Transportation Infrastructure	0.7%
Communications Equipment	0.7%
Road & Rail	0.5%
Trading Companies & Distributors	0.5%
Hotels, Restaurants & Leisure	0.3%
Health Care Technology	0.2%
Aerospace & Defense	0.2%
Food Products	0.2%
Machinery	0.2%
Auto Components	0.2%
Airlines	0.1%
Leisure Equipment & Products	0.1%
Specialty Retail	0.1%
Metals & Mining	0.1%
Construction & Engineering	0.1%
Energy Equipment & Services	0.0%
Consumer Finance	0.0%
Total Investments	100.0%

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 129.5%
First Lien Bank Debt/Senior Secured Loans
Accession Risk Management Group, Inc. (f/k/a RSC Acquisition, Inc.)	Insurance	S+550		0.75%	11.00%	4/1/2022	11/1/2029	$6,958	$6,932	$6,932
Aegis Toxicology Sciences Corporation(16)	Health Care Providers & Services	S+550		1.00%	11.13%	5/7/2018	5/9/2025	13,360	13,188	13,360
Alkeme Intermediary Holdings, LLC	Insurance	S+650		1.00%	11.96%	9/20/2023	10/28/2026	8,514	8,277	8,514
All States Ag Parts, LLC(16)	Trading Companies & Distributors	S+600		1.00%	11.61%	4/1/2022	9/1/2026	2,063	2,036	2,063
Atria Wealth Solutions, Inc.(16)	Diversified Financial Services	S+650		1.00%	11.97%	9/14/2018	5/31/2024	16,243	16,159	16,243
Basic Fun, Inc.(16)	Specialty Retail	S+650		1.00%	12.14%	10/30/2020	7/2/2024	2,150	2,145	2,150
BayMark Health Services, Inc.(16)	Health Care Providers & Services	S+500		1.00%	10.61%	4/1/2022	6/11/2027	8,265	8,016	8,265
Bayside Opco, LLC(27)	Health Care Providers & Services	S+725	(11)	1.00%	12.75%	5/31/2023	5/31/2026	19,415	19,415	19,415
Bayside Parent, LLC(27)	Health Care Providers & Services	S+1000	(11)	1.00%	15.50%	5/31/2023	5/31/2026	5,153	5,153	5,153
BDG Media, Inc.	Media	P+525		5.50%	13.75%	7/18/2022	7/31/2025	7,854	7,854	7,854
CC SAG Holdings Corp. (Spectrum Automotive)(16)	Diversified Consumer Services	S+575		0.75%	11.22%	6/29/2021	6/29/2028	30,510	30,031	30,510
Copper River Seafoods, Inc.	Food Products	P+275		—	11.25%	12/1/2023	4/23/2025	4,949	4,949	4,949
Crewline Buyer, Inc.	IT Services	S+675		1.00%	12.10%	11/8/2023	11/8/2030	5,084	4,958	4,957
CVAUSA Management, LLC(16)	Health Care Providers & Services	S+650		1.00%	11.74%	5/22/2023	5/22/2029	17,366	16,873	17,366
DeepIntent, Inc.	Media	P+175		—	10.25%	12/1/2023	3/25/2025	21,067	21,067	21,067
Enhanced Permanent Capital, LLC(3)	Capital Markets	S+700		1.00%	12.44%	12/29/2020	12/29/2025	42,521	41,864	42,521
ENS Holdings III Corp. & ES Opco USA LLC (Bluefin)(16)	Trading Companies & Distributors	S+475		1.00%	10.20%	4/1/2022	12/31/2025	4,505	4,398	4,505
Exactcare Parent, Inc.	Health Care Providers & Services	S+650		1.00%	11.89%	11/3/2023	11/5/2029	3,228	3,140	3,139
Fertility (ITC) Investment Holdco, LLC	Health Care Providers & Services	S+650		1.00%	11.97%	1/4/2023	1/3/2029	22,596	22,000	22,596
Foundation Consumer Brands, LLC(16)	Personal Products	S+625		1.00%	11.79%	2/12/2021	2/12/2027	26,726	26,181	26,726
GSM Acquisition Corp.	Leisure Equipment & Products	S+500		1.00%	10.47%	4/1/2022	11/16/2026	2,371	2,296	2,371

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2023

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Higginbotham Insurance Agency, Inc.(16)	Insurance	S+550	1.00%	10.96%		4/1/2022	11/25/2028	$21,210	$21,210	$21,210
Human Interest Inc	Internet Software & Services	S+785	1.00%	13.19%		6/30/2022	7/1/2027	20,104	19,943	20,104
iCIMS, Inc.	Software	S+725	0.75%	12.10%	(26)	8/18/2022	8/18/2028	31,059	30,642	31,059
Kaseya, Inc.(16)	Software	S+600	0.75%	10.86%	(14)	6/22/2022	6/23/2029	24,519	24,215	24,519
Kid Distro Holdings, LLC (Distro Kid)(16)	Software	S+550	1.00%	11.00%		9/24/2021	10/1/2027	20,207	19,934	20,207
Kingsbridge Holdings, LLC(2) .	Multi-Sector Holdings	S+700	1.00%	12.52%		12/21/2018	12/21/2024	96,000	95,897	96,000
Logix Holding Company, LLC(16)	Communications Equipment	P+475	1.00%	13.25%		9/14/2018	12/22/2024	14,009	13,613	13,729
Luxury Asset Capital, LLC(16)	Thrifts & Mortgage Finance	S+675	1.00%	12.21%		7/15/2022	7/15/2027	30,500	30,032	30,500
Maxor Acquisition, Inc.(16)	Health Care Providers & Services	S+675	1.00%	12.48%		3/1/2023	3/1/2029	17,604	17,128	17,604
Medrina, LLC	Health Care Providers & Services	S+625	1.00%	11.67%		10/20/2023	10/20/2029	2,410	2,351	2,350
NSPC Intermediate Corp. (National Spine)	Health Care Providers & Services	S+800	1.00%	13.53%		4/1/2022	2/13/2026	2,216	2,143	2,216
One Touch Direct, LLC	Commercial Services & Supplies	P+75	—	9.25%		12/1/2023	3/31/2025	4,915	4,915	4,915
ONS MSO, LLC	Health Care Providers & Services	S+625	1.00%	11.62%		2/10/2023	7/8/2026	28,110	27,454	28,110
Orthopedic Care Partners Management, LLC	Health Care Providers & Services	S+650	1.00%	12.11%		8/17/2022	5/16/2024	5,488	5,470	5,488
Peter C. Foy & Associates Insurance Services, LLC(16)	Insurance	S+600	0.75%	11.47%		4/1/2022	11/1/2028	16,877	16,636	16,539
Pinnacle Treatment Centers, Inc.(16)	Health Care Providers & Services	S+650	1.00%	11.86%		1/22/2020	1/2/2026	22,687	22,405	22,687
Plastics Management, LLC(16)	Health Care Providers & Services	S+500	1.00%	10.45%		4/1/2022	8/18/2027	17,140	16,488	17,140
Retina Midco, Inc.(16)	Health Care Providers & Services	S+575	1.00%	11.38%		12/18/2023	1/31/2026	28,146	27,592	27,583
RQM+ Corp.(16)	Life Sciences Tools & Services	S+575	1.00%	11.36%		8/20/2021	8/12/2026	23,636	23,327	23,636
RxSense Holdings LLC(16)	Diversified Consumer Services	S+500	1.00%	10.48%		4/1/2022	3/13/2026	2,656	2,573	2,656
SCP Eye Care, LLC	Health Care Providers & Services	S+575	1.00%	11.17%		10/6/2022	10/5/2029	10,015	9,728	10,015
SHO Holding I Corporation (Shoes for Crews)(16)	Footwear	S+523	1.00%	10.87%		4/1/2022	4/27/2024	5,658	5,557	5,092

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2023

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+625		1.00%	11.72%	6/3/2022	1/27/2026	$15,545	$15,300	$15,545
SPAR Marketing Force, Inc.	Media	P+190		—	10.40%	12/1/2023	10/10/2024	8,461	8,461	8,461
Stryten Resources LLC	Auto Parts & Equipment	S+800		1.00%	13.47%	8/11/2021	10/12/2026	25,659	25,341	26,044
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	S+550		0.75%	10.96%	6/16/2021	6/16/2028	14,982	14,676	14,982
TAUC Management, LLC(16)	Health Care Providers & Services	P+450		1.00%	13.00%	4/1/2022	2/12/2027	6,891	6,646	6,409
The Townsend Company, LLC(16)	Commercial Services & Supplies	S+625		1.00%	11.61%	8/17/2023	8/15/2029	10,276	10,030	10,276
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+600		1.00%	11.50%	4/1/2022	12/31/2026	3,808	3,663	3,808
Ultimate Baked Goods Midco LLC (Rise Baking)(16)	Packaged Foods & Meats	S+625		1.00%	10.96%	8/12/2021	8/13/2027	26,359	25,811	26,095
United Digestive MSO Parent, LLC	Health Care Providers & Services	S+675		1.00%	12.25%	3/30/2023	3/30/2029	9,812	9,544	9,812
Urology Management Holdings, Inc	Health Care Providers & Services	S+650		1.00%	11.93%	2/7/2023	6/15/2026	9,205	8,983	9,136
UVP Management, LLC	Health Care Providers & Services	S+625		1.00%	11.75%	9/18/2023	9/15/2025	16,922	16,550	16,499
Vessco Midco Holdings, LLC	Water Utilities	P+350		1.00%	12.00%	4/1/2022	11/2/2026	15	15	15
WCI-BXC Purchaser, LLC	Distributors	S+625		1.00%	11.64%	11/6/2023	11/6/2030	2,904	2,833	2,832
West-NR Parent, Inc.(16)	Insurance	S+625		1.00%	11.70%	8/1/2023	12/27/2027	9,015	8,848	9,015
Total First Lien Bank Debt/Senior Secured Loans									$862,886	$872,944
Second Lien Asset-Based Senior Secured Loans
AMF Levered II, LLC	Diversified Financial Services	S+705		1.00%	12.52%	12/24/2021	8/21/2028	$29,925	$29,474	$29,326
FGI Worldwide LLC	Diversified Financial Services	S+650		1.00%	11.86%	4/17/2023	4/17/2028	8,206	8,023	8,206
Total Second Lien Bank Asset-Backed Senior Secured Loans									$37,497	$37,532
Second Lien Bank Debt/Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975	(11)	1.00%	—	12/23/2013	10/12/2026	$15,654	$12,297	$7,827

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2023

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
First Lien Life Science Senior Secured Loans
Alimera Sciences, Inc.(16)	Pharmaceuticals	S+515	4.60%	10.50%		12/31/2019	5/1/2028	$34,738	$34,945	$37,274
Arcutis Biotherapeutics, Inc.(3)	Pharmaceuticals	S+745	0.10%	12.90%		12/22/2021	1/1/2027	66,849	68,169	68,186
Ardelyx, Inc.(3)	Pharmaceuticals	S+795	1.00%	13.32%		2/23/2022	3/1/2027	17,228	17,306	17,766
BridgeBio Pharma, Inc.(3)	Biotechnology	—	—	9.00%	(22)	11/17/2021	11/17/2026	40,753	40,567	40,854
Cerapedics, Inc.	Biotechnology	S+620	2.75%	11.55%		12/27/2022	1/1/2028	36,156	36,260	36,156
Glooko, Inc.(16)	Health Care Technology	S+790	0.10%	13.35%		9/30/2021	10/1/2026	9,927	10,010	10,373
Meditrina, Inc.	Health Care Equipment & Supplies	S+550	3.45%	10.85%		12/20/2022	12/1/2027	3,367	3,374	3,401
Neuronetics, Inc.(16)	Health Care Equipment & Supplies	S+565	3.95%	11.00%		3/2/2020	3/29/2028	30,878	30,921	30,878
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	S+580	5.31%	11.25%		7/30/2018	11/1/2025	24,500	24,874	24,623
Outset Medical, Inc.(3)(16)	Health Care Equipment & Supplies	S+515	2.75%	10.50%		11/3/2022	11/1/2027	44,727	44,837	44,839
Vapotherm, Inc.	Health Care Equipment & Supplies	S+930	1.00%	14.75%	(24)	2/18/2022	2/1/2027	37,670	38,094	38,235
Vertos Medical, Inc.	Health Care Equipment & Supplies	S+515	4.75%	10.50%		6/14/2023	7/1/2028	6,651	6,604	6,651
Total First Lien Life Science Senior Secured Loans									$355,961	$359,236
Total Senior Secured Loans									$1,268,641	$1,277,539

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 26.0%
A&A Crane and Rigging, LLC (10)	Commercial Services & Supplies	7.78%	3/27/2023	3/27/2028	$69	$69	$69
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-9.64%	2/12/2021	3/1/2025-11/1/2026	1,345	1,343	1,343
AFG Dallas III, LLC (10)	Diversified Consumer Services	10.00-11.29%	8/11/2022	8/11/2026-3/1/2027	1,099	1,099	1,099
Air Methods Corporation (10)	Airlines	7.08-7.13%	11/3/2021	11/3/2026-11/23/2026	3,103	3,142	3,103
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	10/15/2024	381	381	385
Bazzini, LLC (10)	Food & Staples Retailing	10.46%	12/23/2022	1/1/2028	1,985	2,043	1,985
Boart Longyear Company (10)	Metals & Mining	8.31-10.44%	5/28/2020	7/1/2024-10/7/2026	2,447	2,447	2,447
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/1/2022	7/1/2026	114	114	114
C-Port/Stone LLC (10)	Oil, Gas & Consumable Fuels	8.54%	10/7/2022	11/1/2027	6,247	6,098	6,060

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

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2023

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing (continued)
Waste Pro of Florida, Inc. & Waste Pro USA, Inc. (10)	Commercial Services & Supplies	9.17%	4/18/2023	4/18/2028	$8,915	$9,057	$8,915
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43-10.00%	7/31/2019	8/1/2024-10/5/2025	311	311	311
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	210	210	206
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32-9.93%	9/23/2022	9/23/2027-8/16/2028	3,053	3,097	3,053
Zamborelli Enterprises Pacific Southern Foundation (10)	Diversified Consumer Services	8.91%	12/7/2022	1/1/2027	566	570	566

					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings		7/31/2017		200	145,000	120,820
Total Equipment Financing						$282,078	$256,819

					Par Amount
Preferred Equity – 0.4%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	5.00%(11)	6/8/2012	6/30/2025	—	$5,178	$3,801

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—62.5%
Assertio Holdings, Inc. (8)*	Pharmaceuticals	7/31/2023	12,510	$51	$13
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	2,932	36	—
Bayside Parent, LLC (27)*	Health Care Providers & Services	5/31/2023	6,526	11,411	3,815
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	45
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	80
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	260,000	129	327
KBH Topco LLC (Kingsbridge) (2)(5)(18).	Multi-Sector Holdings	11/3/2020	73,500,000	136,596	142,000
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2022	29,366	23	19
NSPC Holdings, LLC (National Spine) *	Health Care Providers & Services	2/13/2023	207,043	657	—
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	469,353	235	268
SLR-AMI Topco Blocker, LLC (15)(27)*	Internet & Catalog Retail	6/16/2023	—	24,085	15,867
SLR Business Credit (2)(3)(19)	Diversified Financial Services	4/1/2022	100	81,583	90,370
SLR Credit Solutions (2)(3)(20)	Diversified Financial Services	12/28/2012	280,303	280,737	284,000

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2023

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants (continued)
SLR Healthcare ABL (2)(3)(21)	Diversified Financial Services	4/1/2022	32,839	$34,335	$35,850
SLR Senior Lending Program LLC (2)(3)(25)	Asset Management	12/1/2022	—	42,875	43,899
Vapotherm, Inc. Warrants*	Health Care Equipment & Supplies	2/18/2022	78,287	319	3
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	2,230	152	—
Vertos Medical, Inc. Warrants*	Health Care Equipment & Supplies	6/14/2023	161,761	51	51
Total Common Equity/Equity Interests/Warrants				$634,500	$616,607
Total Investments (6) — 218.4%				$2,190,397	$2,154,766

Description	Industry	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Cash Equivalents —33.7%
U.S. Treasury Bill (5.33% yield)	Government	12/29/2023	2/27/2024	$335,000	$332,290	$332,290
Total Investments & Cash Equivalents — 252.1%					$2,522,687	$2,487,056
Liabilities in Excess of Other Assets — (152.1%)						(1,500,417)
Net Assets — 100.0%						$986,639

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of December 31, 2023.
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

(1)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2023, on a fair value basis, non-qualifying assets in our portfolio represented 26.6% of the total assets of the Company.
(2)
The Company’s investment in SOINT, LLC includes a one dollar investment in common shares.
(3)
Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(4)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $2,567; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $97,678 and $95,111, respectively, based on a tax cost of $2,152,199. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the Credit Facility (as defined below) (see note 7 to the consolidated financial statements). The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(5)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(6)
Denotes a Level 1 investment.
(7)
SLR Equipment Finance is held through NEFCORP LLC, a wholly-owned consolidated taxable subsidiary and NEFPASS LLC, a wholly-owned consolidated subsidiary.
(8)
Indicates an investment that is wholly held by the Company through NEFPASS LLC.
(9)
Interest is paid in kind (“PIK”).
(10)
Denotes a subsidiary of SLR Equipment Finance.
(11)
OmniGuide Holdings, Inc., Domain Surgical, Inc. and OmniGuide, Inc. are co-borrowers.
(12)
Kaseya, Inc. may elect to defer up to 2.50% of the coupon as PIK.
(13)
Through this entity and other intermediate entities, the Company owns approximately 7.3% of the underlying common units of ASC Holdco, LLC, a joint venture which owns certain assets of the former Amerimark Interactive, LLC.
(14)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving SPV Credit Facility (the “SPV Credit Facility”) (see note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.
(15)
See note 12 to the consolidated financial statements.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2023

(in thousands, except share/unit amounts)

(16)
See note 13 to the consolidated financial statements.
(17)
See note 15 to the consolidated financial statements.
(18)
See note 11 to the consolidated financial statements.
(19)
See note 14 to the consolidated financial statements.
(20)
BridgeBio Pharma, Inc. may elect to defer up to 3.00% of the coupon as PIK.
(21)
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

Name of Issuer	Fair Value at Date of Affiliation(23)	Gross Additions		Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2023	Interest Income
Oldco AI, LLC (f/k/a AmeriMark)	$—	$1,270		$(1,270)	$—	$—	$—	$194
Oldco AI, LLC (f/k/a AmeriMark)	9,371	—		(17,070)a	—	7,699	—	—
Bayside Opco, LLC	846	21		(867)	—	—	—	44
Bayside Opco, LLC	18,224	1,191		—	—	—	19,415	1,399
Bayside Parent, LLC (loan)	4,773	380		—	—	—	5,153	447
Bayside Parent, LLC (equity)	4,681	—		—	—	(866)	3,815	—
SLR-AMI Topco Blocker, LLC	7,014	17,070	a	—	—	(8,217)	15,867	—
	$44,909	$19,932		$(19,207)	$—	$(1,384)	$44,250	$2,084

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2024

(in thousands, except share amounts)

Note 1. Organization

SLR Investment Corp. (the “Company”, “SLRC”, “we”, “us” or “our”), a Maryland corporation formed in November 2007, is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 9, 2010, the Company priced its initial public offering, selling 5.68 million shares of common stock, including the underwriters’ over-allotment, at a price of $18.50 per share. Concurrent with this offering, the Company’s senior management purchased an additional 600,000 shares through a private placement, also at $18.50 per share.

The Company’s investment objective is to maximize both current income and capital appreciation through debt and equity investments. The Company directly and indirectly invests primarily in leveraged middle market companies in the form of senior secured loans, financing leases and, to a lesser extent, unsecured loans and equity securities. From time to time, we may also invest in public companies that are thinly traded.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share amounts)

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2024.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of consolidated financial statements, have been included.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share amounts)

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2024, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share amounts)

Note 3. Agreements

The Company has an investment advisory and management agreement (the “Advisory Agreement”) with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and a performance-based incentive fee. On April 1, 2022, in connection with the consummation of the Mergers, we entered into a letter agreement (the “Letter Agreement”) pursuant to which the Investment Adviser voluntarily agreed to a permanent 25 basis point reduction of the annual base management fee rate payable by us to the Investment Adviser pursuant to the Advisory Agreement. Following the Letter Agreement, the base management fee is now determined by taking the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 1.50% on gross assets up to 200% of the Company’s total net assets as of the immediately preceding quarter end and 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter end. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. Treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings.

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and six months ended June 30, 2024 and 2023.

For the three and six months ended June 30, 2024, the Company recognized $7,875 and $15,757, respectively, in base management fees and $6,068 and $12,020, respectively, in performance-based incentive fees. For the three and six months ended June 30, 2024, $44 and $90, respectively, of such performance-based incentive fees were waived. For the three and six months ended June 30, 2023, the Company recognized $7,878 and $15,584, respectively, in base management fees and $5,638 and $11,147, respectively, in performance-based incentive fees. For the three and six months ended June 30, 2023, $125 and $235, respectively, of such performance-based incentive fees were waived. The Investment Adviser has agreed to waive incentive fees resulting from income earned due to the accretion of purchase discounts allocated to investments acquired as a result of the Mergers. Fees waived pursuant to the above are not subject to recoupment by the Investment Adviser.

The Company has also entered into an administration agreement (the “Administration Agreement”) with SLR Capital Management, LLC (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement,

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share amounts)

including rent. The Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. The Company typically reimburses the Administrator on a quarterly basis.

For the three and six months ended June 30, 2024, the Company recognized expenses under the Administration Agreement of $1,376 and $2,752, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Company recognized expenses under the Administration Agreement of $1,480 and $2,988, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2023.

Note 4. Net Asset Value Per Share

At June 30, 2024, the Company’s total net assets and net asset value per share were $993,003 and $18.20, respectively. This compares to total net assets and net asset value per share at December 31, 2023 of $986,639 and $18.09, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Earnings per share (basic & diluted)
Numerator - net increase in net assets resulting from operations:	$23,228	$18,995	$51,099	$25,819
Denominator - weighted average shares:	54,554,634	55,554,634	54,554,634	54,554,642
Earnings per share:	$0.43	$0.35	$0.94	$0.47

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of June 30, 2024 and December 31, 2023:

Fair Value Measurements

As of June 30, 2024

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,291,467	$—	$1,291,467
Equipment Financing	—	—	209,457	—	209,457
Preferred Equity	—	—	2,500	—	2,500
Common Equity/Equity Interests/Warrants	203	—	583,651	49,272	633,126
Total Investments	$203	$—	$2,087,075	$49,272	$2,136,550

Fair Value Measurements

As of December 31, 2023

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,277,539	$—	$1,277,539
Equipment Financing	—	—	256,819	—	256,819
Preferred Equity	—	—	3,801	—	3,801
Common Equity/Equity Interests/Warrants	281	—	572,427	43,899	616,607
Total Investments	$281	$—	$2,110,586	$43,899	$2,154,766

* In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities. The portfolio investment in this category is SSLP (as defined below). See Note 17 for more information on this investment, including its investment strategy and the Company’s unfunded equity commitment to SSLP. This investment is not redeemable by the Company absent an election by the members of the entity to liquidate all investments and distribute the proceeds to the members.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets for the three and six months ended June 30, 2024, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at June 30, 2024:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, March 31, 2024	$1,263,015	$239,339	$2,500	$579,566	$2,084,420
Total gains or losses included in earnings:
Net realized gain (loss)	185	—	—	(19)	166
Net change in unrealized gain (loss)	620	(3,106)	—	1,334	(1,152)
Purchase of investment securities*	93,794	62	—	2,770	96,626
Proceeds from dispositions of investment securities	(66,147)	(26,838)	—	—	(92,985)
Transfers in/out of Level 3	—	—	—	—	—
Fair value, June 30, 2024	$1,291,467	$209,457	$2,500	$583,651	$2,087,075
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$865	$(3,106)	$—	$1,334	$(907)

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2023	$1,277,539	$256,819	$3,801	$572,427	$2,110,586
Total gains or losses included in earnings:
Net realized gain (loss)	409	—	—	(19)	390
Net change in unrealized gain (loss)	4,066	(4,446)	(1,364)	4,139	2,395
Purchase of investment securities*	189,779	7	63	7,104	196,953
Proceeds from dispositions of investment securities	(180,326)	(42,923)	—	—	(223,249)
Transfers in/out of Level 3	—	—	—	—	—
Fair value, June 30, 2024	$1,291,467	$209,457	$2,500	$583,651	$2,087,075
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$4,994	$(4,446)	$(1,364)	$4,139	$3,323

* Includes PIK capitalization and accretion of discount.

While the Company has not made an election to apply the fair value option of accounting to any of its current debt obligations, if the Company’s debt obligations were carried at fair value at June 30, 2024, the fair value of the Credit Facility, SPV Credit Facility, 2024 Unsecured Notes, 2025 Unsecured Notes, 2026 Unsecured Notes, 2027 Unsecured Notes and 2027 Series F Unsecured Notes (each as defined below) would be $501,000, $187,850, $123,938, $83,640, $72,000, $46,125 and $126,225, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of June 30, 2024 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2024	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$1,283,640	Income Approach	Market Yield	10.3% – 28.9% (13.2%)
		$7,827	Recovery Analysis	Recoverable Amount	N/A
Equipment Financing	Asset	$93,457	Income Approach	Market Yield	9.5% –9.5% (9.5%)
		$116,000	Market Multiple(1)	Comparable Multiple	1.2x – 1.5x (1.5x)
Preferred Equity	Asset	$2,500	Income Approach	Market Yield	N/A
Common Equity/Equity Interests/Warrants	Asset	$169,181	Market Multiple(2)	Comparable Multiple	5.5x –11.3x (8.9x)
		$414,470	Market Approach	Return on Equity	2.9% –24.7% (11.6%)

(1)
Includes $116,000 of investments valued using an implied multiple.
(2)
Includes $386 of investments valued using a Black-Scholes model and $168,795 of investments valued using an EBITDA multiple.

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$1,269,712	Income Approach	Market Yield	10.0% – 45.5% (13.2%)
		$7,827	Recovery Analysis	Recoverable Amount	N/A
Equipment Financing	Asset	$135,999	Income Approach	Market Yield	8.5% – 9.3% (9.3%)
		$120,820	Market Multiple(1)	Comparable Multiple	1.2x – 1.5x (1.4x)
Preferred Equity	Asset	$3,801	Income Approach	Market Yield	5.0% – 5.0% (5.0%)
Common Equity/Equity Interests/Warrants	Asset	$162,207	Market Multiple(2)	Comparable Multiple	5.5x – 11.3x (9.5x)
		$410,220	Market Approach	Return on Equity	7.1% – 34.8% (10.6%)

(1)
Includes $120,820 of investments valued using an implied multiple.
(2)
Includes $525 of investments valued using a Black-Scholes model and $161,682 of investments valued using an EBITDA multiple.

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, could result in significantly lower or higher fair value measurements for such assets and liabilities. Generally, an increase in market yields or decrease in EBITDA multiples may result in a decrease in the fair value of certain of the Company’s investments. Weighted averages in the above tables are calculated based on fair value of the underlying assets.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$501,000	$497,965	(1)	$507,000	$503,358	(1)
SPV Credit Facility	187,850	187,019	(2)	206,250	205,357	(2)
2024 Unsecured Notes	125,000	124,860	(3)	125,000	124,711	(3)
2025 Unsecured Notes	85,000	84,867	(4)	85,000	84,781	(4)
2026 Unsecured Notes	75,000	74,677	(5)	75,000	74,616	(5)
2027 Unsecured Notes	50,000	49,972	(6)	50,000	49,966	(6)
2027 Series F Unsecured Notes	135,000	134,993	(7)	135,000	134,988	(7)
	$1,158,850	$1,154,353		$1,183,250	$1,177,777

(1)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $3,035 and $3,642 as of June 30, 2024 and December 31, 2023, respectively.
(2)
Carrying Value equals the Face Amount net of unamortized market discount of $831 and $893 as of June 30, 2024 and December 31, 2023, respectively.
(3)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $140 and $289 as of June 30, 2024 and December 31, 2023, respectively.
(4)
Carrying Value equals the Face Amount net of unamortized market discount of $133 and $219 as of June 30, 2024 and December 31, 2023, respectively.
(5)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $323 and $384 as of June 30, 2024 and December 31, 2023, respectively.
(6)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $28 and $34 as of June 30, 2024 and December 31, 2023, respectively.
(7)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $7 and $12 as of June 30, 2024 and December 31, 2023, respectively.

Unsecured Notes

On April 1, 2022, the Company entered into an assumption agreement (the “Note Assumption Agreement”), effective as of the closing of the Mergers. The Note Assumption Agreement relates to the Company’s assumption of $85,000 in aggregate principal amount of five-year, 3.90% senior unsecured notes, due March 31, 2025 (the “2025 Unsecured Notes”), and other obligations of SUNS under the Note Purchase Agreement, dated as of March 31, 2020 (the “Note Purchase Agreement”), among SUNS and certain institutional investors. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. Pursuant to the Note Assumption Agreement, the Company expressly assumed on behalf of SUNS the due and punctual payment of the principal of (and premium, if any) and interest on all the 2025 Unsecured Notes outstanding and the due and punctual performance and observance of every covenant and every condition of the Note Purchase Agreement to be performed or observed by SUNS.

On January 6, 2022, the Company closed a private offering of $135,000 of unsecured notes with a fixed interest rate of 3.33% and a maturity date of January 6, 2027 (the "2027 Series F Unsecured Notes") . Interest on the 2027 Series F Unsecured Notes is due semi-annually on January 6 and July 6. The 2027 Series F Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On September 14, 2021, the Company closed a private offering of $50,000 of unsecured notes with a fixed interest rate of 2.95% and a maturity date of March 14, 2027 (the "2027 Unsecured Notes"). Interest on the 2027 Unsecured Notes is due semi-annually on March 14 and September 14. The 2027 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On December 18, 2019, the Company closed a private offering of $125,000 of unsecured notes with a fixed interest rate of 4.20% and a maturity date of December 15, 2024 (the "2024 Unsecured Notes"). Interest on the 2024 Unsecured Notes is due semi-annually on June 15 and December 15. The 2024 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share amounts)

On December 18, 2019, the Company closed a private offering of $75,000 of unsecured notes with a fixed interest rate of 4.375% and a maturity date of December 15, 2026 (the "2026 Unsecured Notes"). Interest on the 2026 Unsecured Notes is due semi-annually on June 15 and December 15. The 2026 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

Revolving and Term Loan Facilities

On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to the Company’s assumption of the revolving credit facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 29, 2023 amendment, the commitment under the SPV Credit Facility is $275,000; however, the commitment can also be expanded up to $600,000. The stated interest rate on the SPV Credit Facility is SOFR plus 2.00%-2.50% with no SOFR floor requirement, and the current final maturity date, effective with a May 23, 2024 amendment, is September 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, the Company, as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At June 30, 2024, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $187,850.

On December 28, 2021, the Company closed on Amendment No. 1 to its August 28, 2019 senior secured credit agreement (the “Credit Facility”). Following the amendment, a $25,000 November 2022 upsizing and a $40,000 August 2023 commitment expiration, the Credit Facility is now composed of $585,000 of revolving credit and $100,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At June 30, 2024, outstanding USD equivalent borrowings under the Credit Facility totaled $501,000, composed of $401,000 of revolving credit and $100,000 of term loans.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

The average annualized interest cost for all borrowings for the six months ended June 30, 2024 and the year ended December 31, 2023 was 6.04% and 5.88%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the SPV Credit Facility, the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the six months ended June 30, 2024 and the year ended December 31, 2023 were $1,192,250 and $1,273,200, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Per Share Data: (a)
Net asset value, beginning of year	$18.09	$18.33
Net investment income	0.88	0.82
Net realized and unrealized gain (loss)	0.05	(0.35)
Net increase in net assets resulting from operations	0.93	0.47
Distributions to stockholders:
From distributable earnings	(0.82)	(0.82)
From return of capital	—	—
Net asset value, end of period	$18.20	$17.98
Per share market value, end of period	$16.09	$14.27
Total Return (b)(c)	12.70%	8.41%
Net assets, end of period	$993,003	$980,805
Shares outstanding, end of period	54,554,634	54,554,634
Ratios to average net assets (c):
Net investment income	4.87%	4.52%
Operating expenses	3.29%*	3.22%*
Interest and other credit facility expenses	3.67%	3.34%
Total expenses	6.96%*	6.56%*
Average debt outstanding	$1,148,919	$1,125,576
Portfolio turnover ratio	9.0%	12.6%

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

* The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of the performance-based incentive fee waiver (see note 3). For the six months ended June 30, 2024 and 2023, the ratios of operating expenses to average net assets would be 3.30% and 3.24%, respectively, without the performance-based incentive fee waiver. For the six months ended June 30, 2024 and 2023, the ratios of total expenses to average net assets would be 6.97% and 6.58%, respectively, without the performance-based incentive fee waiver.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share amounts)

Note 9. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit and SLR Healthcare (each as defined below). The total amount of these unfunded commitments as of June 30, 2024 and December 31, 2023 was $183,843 and $248,692, respectively, comprised of the following:

	June 30, 2024	December 31, 2023
SLR Credit Solutions*	$44,263	$44,263
BDG Media, Inc.	15,259	10,146
CVAUSA Management, LLC	10,164	10,164
iCIMS, Inc.	9,571	9,858
Copper River Seafoods, Inc.	7,716	7,051
One Touch Direct, LLC	7,087	4,085
SPR Therapeutics, Inc.	6,083	—
Quantcast Corporation	5,882	—
SPAR Marketing Force, Inc.	5,769	8,339
West-NR Parent, Inc.	5,043	5,043
DeepIntent, Inc.	4,828	3,933
33 Across Inc.	4,712	—
Luxury Asset Capital, LLC	4,500	4,500
Western Veterinary Partners LLC	3,638	—
Southern Orthodontic Partners Management, LLC	3,542	17,861
The Townsend Company, LLC	3,456	3,330
United Digestive MSO Parent, LLC	3,388	3,909
Vertos Medical, Inc.	3,325	3,325
Foundation Consumer Brands, LLC	3,009	3,009
Kid Distro Holdings, LLC	2,650	2,650
Erie Construction Mid-west, LLC	2,403	2,403
SLR Senior Lending Program LLC*	2,125	7,125
Basic Fun, Inc.	2,121	2,150
Bayside Opco, LLC	2,093	2,093
Kaseya, Inc.	1,917	3,768
EyeSouth Eye Care Holdco LLC	1,857	983
Ultimate Baked Goods Midco LLC	1,805	2,356
SunMed Group Holdings, LLC	1,621	1,621
AMF Levered II, LLC	1,589	3,177
Sightly Enterprises, Inc.	1,544	—
SLR Healthcare ABL*	1,400	1,400
Brainjolt LLC	1,387	—
RxSense Holdings LLC	1,250	1,250
Tilley Distribution, Inc.	1,158	1,158
Vapotherm, Inc.	1,034	—
GSM Acquisition Corp	862	862
UVP Management, LLC	809	2,869
ENS Holdings III Corp, LLC	691	576
High Street Buyer, Inc.	631	631
CC SAG Holdings Corp. (Spectrum Automotive)	548	548
Vessco Midco Holdings, LLC	325	310
TAUC Management, LLC	294	294
Shoes for Crews Global, LLC	276	—
All States Ag Parts, LLC	218	321
Orthopedic Care Partners Management, LLC	—	20,770
Ardelyx, Inc.	—	15,875
Retina Midco, Inc.	—	9,382
Alkeme Intermediary Holdings, LLC	—	8,531
Legacy Service Partners, LLC	—	5,368
Peter C. Foy & Associates Insurance Services, LLC	—	5,062
SLR Equipment Finance*	—	2,150
Urology Management Holdings, Inc.	—	1,510
Medrina, LLC	—	826
Pinnacle Treatment Centers, Inc.	—	643
Crewline Buyer, Inc.	—	530
Exactcare Parent, Inc.	—	352
WCI-BXC Purchaser, LLC	—	332
Total Commitments	$183,843	$248,692

* The Company controls the funding of these commitments and may cancel them at its discretion.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 10. Capital Share Transactions

As of June 30, 2024 and June 30, 2023, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended June 30, 2024	Three months ended June 30, 2023	Three months ended June 30, 2024	Three months ended June 30, 2023
Shares repurchased	—	—	$—	$—

	Shares		Amount
	Six months ended June 30, 2024	Six months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Shares repurchased	—	(746)	$—	$(10)

Note 11. SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of June 30, 2024, total commitments to the revolving credit facility were $300,000.

As of June 30, 2024, SLR Credit had 31 funded commitments to 25 different issuers with total funded loans of approximately $396,484 on total assets of $423,418. As of December 31, 2023, SLR Credit had 31 funded commitments to 26 different issuers with total funded loans of approximately $406,554 on total assets of $438,422. As of June 30, 2024 and December 31, 2023, the largest loan outstanding totaled $30,000 and $30,000, respectively. For the same periods, the average exposure per issuer was $15,859 and $15,637, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $206,258 and $218,878 of borrowings outstanding at June 30, 2024 and December 31, 2023, respectively. For the three months ended June 30, 2024 and 2023, SLR Credit had net income of $6,861 and $6,767, respectively, on gross income of $15,539 and $13,897, respectively. For the six months ended June 30, 2024 and 2023, SLR Credit had net income (loss) of $12,579 and ($2,905), respectively, on gross income of

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share amounts)

$28,596 and $28,452, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

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

As of June 30, 2024, SLR Equipment had 201 funded equipment-backed leases and loans to 101 different customers with a total net investment in leases and loans of approximately $232,705 on total assets of $281,408. As of December 31, 2023, SLR Equipment had 150 funded equipment-backed leases and loans to 62 different customers with a total net investment in leases and loans of approximately $203,674 on total assets of $254,656. As of June 30, 2024 and December 31, 2023, the largest position outstanding totaled $17,883 and $17,943, respectively. For the same periods, the average exposure per customer was $2,304 and $3,285, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $175,024 and $137,178 of borrowings outstanding at June 30, 2024 and December 31, 2023, respectively. For the three months ended June 30, 2024 and 2023, SLR Equipment had net loss of $1,777 and $2,055, respectively, on gross income of $5,223 and $4,054, respectively. For the six months ended June 30, 2024 and 2023, SLR Equipment had net loss of $3,733 and $1,017, respectively, on gross income of $10,138 and $10,391, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 13. Kingsbridge Holdings, LLC

On November 3, 2020, the Company acquired 87.5% of the equity securities of Kingsbridge Holdings, LLC (“KBH”) through KBH Topco LLC (“KBHT”), a Delaware corporation. KBH is a residual-focused independent mid-ticket lessor of equipment primarily to U.S. investment grade companies. The Company invested $216,596 to effect the transaction, of which $136,596 was invested to acquire 87.5% of KBHT’s equity and $80,000 of KBH’s debt. The existing management team of KBH committed to continuing to lead KBH after the transaction. Following the transaction, the Company owned 87.5% of KBHT’s equity and the KBH management team owned the remaining 12.5% of KBHT’s equity. On March 13, 2024, as per the terms of the original purchase agreement, the Company acquired 3.125% of KBHT’s equity from the KBH management team. Effective with this purchase, the Company owns 90.625% of KBHT’s equity and the KBH management team owns the remaining 9.375%.

As of June 30, 2024 and December 31, 2023, KBHT had total assets of $884,585 and $857,346, respectively. For the same periods, debt recourse to KBHT totaled $241,903 and $249,807, respectively, and non-recourse debt totaled $412,766 and $367,082, respectively. None of the debt is recourse to the Company. For the three months ended June 30, 2024 and 2023, KBHT had net income of $2,675 and $3,287, respectively, on gross income of $78,485 and $75,500, respectively. For the six months ended June 30, 2024 and 2023, KBHT had net income of $4,603 and $5,914, respectively, on gross income of $158,493 and $143,507, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

Note 14. SLR Healthcare ABL

SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”), on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of June 30, 2024, SLR Healthcare’s management team and the Company owned approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022. Effective

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share amounts)

upon an amendment dated August 24, 2023, SLR Healthcare has a $150,000 non-recourse credit facility, which is expandable to $200,000 under its accordion facility. The maturity date of this facility is March 31, 2026.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2024, the portfolio totaled approximately $279,000 of commitments with a total net investment in loans of $119,088 on total assets of $126,682. As of December 31, 2023, the portfolio totaled approximately $255,000 of commitments with a total net investment in loans of $111,264 on total assets of $118,563. At June 30, 2024, the portfolio consisted of 44 issuers with an average balance of approximately $2,707 versus 42 issuers with an average balance of approximately $2,649 at December 31, 2023. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $93,300 and $84,700 of borrowings outstanding at June 30, 2024 and December 31, 2023, respectively. For the three months ended June 30, 2024 and 2023, SLR Healthcare had net income of $1,291 and $1,273, respectively, on gross income of $5,086 and $4,439, respectively. For the six months ended June 30, 2024 and 2023, SLR Healthcare had net income of $2,609 and $2,393, respectively, on gross income of $9,877 and $8,276, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 15. SLR Business Credit

SUNS acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. SUNS invested approximately $51,000 to effect the transaction. Subsequently, SUNS contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, SUNS and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. SUNS and ESP SSC Corporation then owned 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized businesses. As part of this transaction, SUNS’s 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15,500 transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies are doing business as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of $66,671 was financed with equity from SUNS of $19,000 and borrowings on NMC’s credit facility of $47,671. SLRC acquired SLR Business Credit in connection with the Mergers on April 1, 2022.

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2024, the portfolio totaled approximately $557,148 of commitments, of which $240,743 were funded, on total assets of $271,050. As of December 31, 2023, the portfolio totaled approximately $610,949 of commitments, of which $273,541 were funded, on total assets of $315,335. At June 30, 2024, the portfolio consisted of 94 issuers with an average balance of approximately $2,561 versus 102 issuers with an average balance of approximately $2,681 at December 31, 2023. NMC has a senior credit facility with a bank lending group for $285,307 which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $188,546 and $222,917 of borrowings outstanding at June 30, 2024 and December 31, 2023, respectively. For the three months ended June 30, 2024 and 2023, SLR Business Credit had net income of $2,324 and $1,414 respectively, on gross income of $10,437 and $8,827, respectively. For the six months ended June 30, 2024 and 2023, SLR Business Credit had net income of $5,505 and $3,431 respectively, on gross income of $21,605 and $18,159, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

Note 16. Stock Repurchase Program

On May 7, 2024, our Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 7, 2025 or until $50,000

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share amounts)

of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no share repurchases during the three and six months ended June 30, 2024. For the fiscal year ended December 31, 2023, the Company repurchased 746 shares at an average price of approximately $14.02 per share, inclusive of commissions. The total dollar amount of shares repurchased for the fiscal year ended December 31, 2023 was $10.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a $100,000 senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. On October 20, 2023, the SSLP Facility was expanded to $150,000. Effective with an amendment on March 25, 2024, the SSLP Facility is scheduled to mature on December 12, 2028 and generally bears interest at a rate of SOFR plus 2.90%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At June 30, 2024, there were $135,800 of borrowings outstanding on the SSLP Facility.

As of June 30, 2024 and December 31, 2023, the Company and the Investor had contributed combined equity capital in the amount of $95,750 and $85,750, respectively. As of June 30, 2024 and December 31, 2023, the Company and the Investor’s combined remaining commitments to SSLP totaled $4,250 and $14,250, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.

As of June 30, 2024 and December 31, 2023, SSLP had total assets of $236,966 and $195,868, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 39 and 32 different borrowers, respectively. For the three months ended June 30, 2024, SSLP invested $11,444 in 7 portfolio companies. Investments prepaid totaled $7,702 for the three months ended June 30, 2024. For the three months ended June 30, 2023, SSLP invested $32,557 in 9 portfolio companies. Investments prepaid totaled $182 for the three months ended June 30, 2023.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share amounts)

SSLP Portfolio as of June 30, 2024

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Accession Risk Management Group, Inc.	Insurance	S+550	0.75%	10.98%	11/1/29	$6,923	$6,898	$6,923
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	11.09%	5/9/25	2,921	2,921	2,921
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+600	1.00%	11.44%	10/28/26	6,026	5,872	6,026
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+600	1.00%	11.60%	9/1/26	2,122	2,122	2,122
Apex Service Partners, LLC	Diversified Consumer Services	S+700	1.00%	11.83%	10/24/30	5,834	5,698	5,834
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+650	1.00%	12.09%	11/29/24	2,456	2,456	2,456
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	10.60%	6/11/27	4,013	4,013	3,932
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	10.59%	6/29/28	8,923	8,923	8,923
Crewline Buyer, Inc.	IT Services	S+675	1.00%	12.08%	11/8/30	5,084	4,960	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.75%	5/22/29	5,384	5,235	5,384
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	S+475	1.00%	10.19%	12/31/25	1,080	1,080	1,080
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	10.15%	7/30/27	8,229	8,229	8,229
Exactcare Parent, Inc.	Health Care Providers & Services	S+650	1.00%	11.84%	11/5/29	3,220	3,135	3,220
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.78%	1/3/29	5,925	5,774	5,925
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	11.73%	2/12/27	8,551	8,551	8,551
GSM Acquisition Corp. (4)	Leisure Equipment & Products	S+500	1.00%	10.46%	11/16/26	8,497	8,497	8,497
Higginbotham Insurance Agency, Inc. (4)	Insurance	S+550	1.00%	10.94%	11/25/28	7,535	7,535	7,535
High Street Buyer, Inc.	Insurance	S+525	0.75%	10.59%	4/16/28	7,565	7,565	7,565
iCIMS, Inc.(4)	Software	S+725	0.75%	12.58%	8/18/28	3,150	3,109	3,150
Kaseya, Inc.(4)	Software	S+550	0.75%	10.83%	6/23/29	9,172	9,172	9,172
Kid Distro Holdings, LLC(4)	Software	S+550	1.00%	10.94%	10/1/27	8,893	8,893	8,893
Legacy Service Partners, LLC	Diversified Consumer Services	S+575	1.00%	11.23%	1/9/29	1,947	1,900	1,947
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+675	1.00%	12.29%	3/1/29	6,089	5,923	6,089
Medrina, LLC	Health Care Providers & Services	S+625	1.00%	11.55%	10/20/29	2,398	2,341	2,398
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.57%	7/8/26	5,878	5,753	5,878
Plastics Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	10.44%	8/18/27	5,608	5,461	5,608
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	11.34%	1/31/26	9,962	9,784	9,962
RQM+ Corp.(4)	Life Sciences Tools & Services	S+575	1.00%	11.35%	8/12/26	5,924	5,924	5,776
RxSense Holdings LLC(4)	Diversified Consumer Services	S+500	1.00%	10.43%	3/13/26	8,922	8,922	8,922
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.93%	6/16/28	8,902	8,902	8,902
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+625	1.00%	11.59%	8/15/29	3,557	3,477	3,557
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	11.49%	12/31/26	5,637	5,637	5,524
Ultimate Baked Goods Midco LLC(4)	Packaged Foods & Meats	S+625	1.00%	11.69%	8/13/27	8,909	8,909	8,864
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.80%	3/30/29	3,574	3,476	3,574
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+625	1.00%	11.73%	6/15/26	3,684	3,607	3,684
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.73%	9/15/25	4,883	4,791	4,736
Vessco Midco Holdings, LLC(4)	Water Utilities	S+450	1.00%	9.75%	11/2/26	4,282	4,282	4,282
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	11.59%	11/6/30	2,890	2,820	2,890
West-NR Parent, Inc.(4)	Insurance	S+625	1.00%	11.68%	12/27/27	6,788	6,670	6,788
							$219,217	$220,803

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of June 30, 2024.
(3)
Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)
The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share amounts)

SSLP Portfolio as of December 31, 2023

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	11.13%	5/9/25	$2,947	$2,947	$2,947
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+650	1.00%	11.96%	10/28/26	3,017	2,934	3,017
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+600	1.00%	11.61%	9/1/26	2,133	2,133	2,133
Apex Service Partners, LLC	Diversified Consumer Services	S+700	1.00%	11.87%	10/24/30	4,905	4,784	4,783
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+650	1.00%	11.97%	5/31/24	2,468	2,468	2,468
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	10.61%	6/11/27	4,033	4,033	4,033
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+575	0.75%	11.22%	6/29/28	8,969	8,969	8,969
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.74%	5/22/29	5,412	5,251	5,412
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	S+475	1.00%	10.20%	12/31/25	1,086	1,086	1,086
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	10.20%	7/30/27	8,457	8,457	8,457
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.97%	1/3/29	5,955	5,791	5,955
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	11.79%	2/12/27	8,641	8,641	8,641
GSM Acquisition Corp. (4)	Leisure Equipment & Products	S+500	1.00%	10.47%	11/16/26	8,541	8,541	8,541
Higginbotham Insurance Agency, Inc. (4)	Insurance	S+550	1.00%	10.96%	11/25/28	7,573	7,573	7,573
High Street Buyer, Inc.	Insurance	S+575	0.75%	11.25%	4/16/28	7,604	7,604	7,604
iCIMS, Inc.(4)	Software	S+725	0.75%	12.62%	8/18/28	3,089	3,066	3,089
Kaseya, Inc.(4)	Software	S+600	0.75%	11.38%	6/23/29	9,058	9,058	9,058
Kid Distro Holdings, LLC(4)	Software	S+550	1.00%	11.00%	10/1/27	8,939	8,939	8,939
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+675	1.00%	12.48%	3/1/29	6,120	5,940	6,120
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.62%	7/8/26	5,922	5,784	5,922
Pinnacle Treatment Centers, Inc.(4)	Health Care Providers & Services	S+650	1.00%	11.95%	1/2/26	6,951	6,951	6,951
Plastics Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	10.45%	8/18/27	5,637	5,471	5,637
RQM+ Corp.(4)	Life Sciences Tools & Services	S+575	1.00%	11.36%	8/12/26	5,955	5,955	5,955
RxSense Holdings LLC(4)	Diversified Consumer Services	S+500	1.00%	10.48%	3/13/26	8,968	8,968	8,968
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.96%	6/16/28	8,948	8,948	8,948
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+625	1.00%	11.61%	8/15/29	3,642	3,555	3,642
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	11.50%	12/31/26	5,850	5,850	5,850
Ultimate Baked Goods Midco LLC(4)	Packaged Foods & Meats	S+625	1.00%	11.71%	8/13/27	8,954	8,954	8,865
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+675	1.00%	12.25%	3/30/29	3,411	3,311	3,411
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+650	1.00%	11.93%	6/15/26	3,179	3,102	3,155
Vessco Midco Holdings, LLC(4)	Water Utilities	S+450	1.00%	9.96%	11/2/26	4,304	4,304	4,304
West-NR Parent, Inc.(4)	Insurance	S+625	1.00%	11.70%	12/27/27	6,822	6,691	6,822
							$186,059	$187,255

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of December 31, 2023.
(3)
Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)
The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2024

(in thousands, except share amounts)

Below is certain summarized financial information for SSLP as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and June 30, 2023:

	June 30, 2024	December 31, 2023
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $219,217 and $186,059, respectively)	$220,803	$187,255
Cash and other assets	16,163	8,613
Total assets	$236,966	$195,868
Debt outstanding ($135,800 and $106,900 face amounts, respectively, reported net of unamortized debt issuance costs of $1,851 and $1,697, respectively)	$133,949	$105,203
Distributions payable	3,365	1,900
Interest payable and other credit facility related expenses	597	551
Accrued expenses and other payables	510	416
Total liabilities	$138,421	$108,070
Members’ equity	$98,545	$87,798
Total liabilities and members’ equity	$236,966	$195,868

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Selected Income Statement Information for SSLP:
Interest income	$6,616	$1,605	$12,585	$2,614
Service fees*	135	38	260	57
Interest and other credit facility expenses	2,920	1,447	5,638	2,252
Other general and administrative expenses	46	19	90	57
Total expenses	3,101	1,504	5,988	2,366
Net investment income	$3,515	$101	$6,597	$248
Realized gain on investments	—	—	—	30
Net change in unrealized gain (loss) on investments	(118)	321	391	361
Net realized and unrealized gain (loss) on investments	$(118)	$321	$391	$391
Net income	$3,397	$422	$6,988	$639

* Service fees are included within the Company’s Consolidated Statements of Operations as other income.
Note 18. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On August 7, 2024, the Board declared a quarterly distribution of $0.41 per share payable on September 27, 2024 to holders of record as of September 13, 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Investment Corp.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of June 30, 2024, the related consolidated statements of operations and changes in net assets, for the three-month and six-month periods ended June 30, 2024 and 2023, the related consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

August 7, 2024

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
•
the ability of SLR Capital Partners, LLC (the “Investment Adviser”) to locate suitable investments for us and to monitor and administer our investments;
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

We generally use words such as “anticipates”, “believes”, “expects”, “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including any factors set forth in “Risk Factors” and elsewhere in this report.

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

Overview

SLR Investment Corp. (the “Company”, “SLRC”, “we” or “our”), a Maryland corporation formed in November 2007, is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in leveraged middle-market companies in the form of senior secured loans, financing leases and to a lesser extent, unsecured loans and equity securities. From time to time, we may also invest in public companies that are thinly traded. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range between $5 million and $100 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives. Our investment activities are managed by the Investment Adviser and supervised by our board of directors (the “Board”), a majority of whom are non-interested, as such term is defined in the 1940 Act. SLR Capital Management, LLC (the “Administrator”) provides the administrative services necessary for us to operate.

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

Recent Developments

On August 7, 2024, the Board declared a quarterly distribution of $0.41 per share payable on September 27, 2024 to holders of record as of September 13, 2024.

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
•
costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and

•
all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement (as defined below) that will be based upon our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and our chief financial officer and their respective staffs.

We expect our general and administrative operating expenses related to our ongoing operations to increase moderately in dollar terms. During periods of asset growth, we generally expect our general and administrative operating expenses to decline as a percentage of our total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities, among others, may also increase or reduce overall operating expenses based on portfolio performance, interest rate benchmarks and offerings of our securities relative to comparative periods, among other factors.

Portfolio and Investment Activity

During the three months ended June 30, 2024, we invested approximately $92.1 million across 24 portfolio companies. This compares to investing approximately $212.9 million in 44 portfolio companies during the three months ended June 30, 2023. Investments sold, prepaid or repaid during the three months ended June 30, 2024 totaled approximately $93.0 million versus approximately $122.4 million for the three months ended June 30, 2023.

At June 30, 2024, our portfolio consisted of 138 portfolio companies and was invested 33.7% in cash flow senior secured loans, 28.9% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 21.2% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 16.2% in life science senior secured loans, in each case, measured at fair value, versus 156 portfolio companies invested 33.7% in cash flow senior secured loans, 27.8% in asset-based senior secured loans / SLR Credit / SLR Healthcare ABL / SLR Business Credit, 22.9% in equipment senior secured financings / SLR Equipment / KBH, and 15.6% in life science senior secured loans, in each case, measured at fair value, at June 30, 2023.

At June 30, 2024, 82.7%, or $1.74 billion, of our income producing investment portfolio* was floating rate and 17.3%, or $365.0 million, was fixed rate, measured at fair value. At June 30, 2023, 78.0%, or $1.68 billion, of our income producing investment portfolio* was floating rate and 22.0%, or $473.9 million, was fixed rate, measured at fair value. As of June 30, 2024 and 2023, we had one and three issuers, respectively, on non-accrual status.

* We have included SLR Credit Solutions, SLR Equipment Finance, SLR Healthcare ABL, SLR Business Credit and Kingsbridge Holdings, LLC within our income producing investment portfolio.

SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions, f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of June 30, 2024, total commitments to the revolving credit facility were $300 million.

As of June 30, 2024, SLR Credit had 31 funded commitments to 25 different issuers with total funded loans of approximately $396.5 million on total assets of $423.4 million. As of December 31, 2023, SLR Credit had 31 funded commitments to 26 different issuers with total funded loans of approximately $406.6 million on total assets of $438.4 million. As of June 30, 2024 and December 31, 2023, the largest loan outstanding totaled $30.0 million and $30.0 million, respectively. For the same periods, the average exposure per issuer was $15.9 million and $15.6 million, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $206.3 million and $218.9 million of borrowings outstanding at June 30, 2024 and December 31, 2023, respectively. For the three months ended June 30, 2024 and 2023, SLR Credit had net income of $6.9 million and $6.8 million, respectively, on gross income of $15.5 million and $13.9 million, respectively. For the six months ended June 30, 2024 and 2023, SLR Credit had net income (loss) of $12.6 million and ($2.9) million, respectively, on gross income of $28.6 million and $28.5 million, respectively. Due to timing and non-cash items, there may be material differences between U.S. generally accepted accounting principles (“GAAP”) net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.

SLR Equipment Finance

On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies are doing business as SLR Equipment Finance. SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209.9 million in cash to effect the transaction, of which $145.0 million was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64.9 million was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. On January 31, 2024, SLR Equipment entered into a $225 million senior secured credit facility with a maturity date of January 31, 2027. On March 1, 2024, the credit facility was expanded to $350 million of commitments.

As of June 30, 2024, SLR Equipment had 201 funded equipment-backed leases and loans to 101 different customers with a total net investment in leases and loans of approximately $232.7 million on total assets of $281.4 million. As of December 31, 2023, SLR Equipment had 150 funded equipment-backed leases and loans to 62 different customers with a total net investment in leases and loans of approximately $203.7 million on total assets of $254.7 million. As of June 30, 2024 and December 31, 2023, the largest position outstanding totaled $17.9 million and $17.9 million, respectively. For the same periods, the average exposure per customer was $2.3 million and $3.3 million, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $175.0 million and $137.2 million of borrowings outstanding at June 30, 2024 and December 31, 2023, respectively. For the three months ended June 30, 2024 and 2023, SLR Equipment had net loss of $1.8 million and $2.1 million, respectively, on gross income of $5.2 million and $4.1 million, respectively. For the six months ended June 30, 2024 and 2023, SLR Equipment had net loss of $3.7 million and $1.0 million, respectively, on gross income of $10.1 million and $10.4 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

Kingsbridge Holdings, LLC

On November 3, 2020, the Company acquired 87.5% of the equity securities of Kingsbridge Holdings, LLC through KBH Topco LLC (“KBHT”), a Delaware corporation. KBH is a residual focused independent mid-ticket lessor of equipment primarily to U.S. investment grade companies. The Company invested $216.6 million to effect the transaction, of which $136.6 million was invested to acquire 87.5% of KBHT’s equity and $80.0 million of KBH’s debt. The existing management team of KBH committed to continuing to lead KBH after the transaction. Following the transaction, the Company owns 87.5% of KBHT’s equity and the KBH management team owns the remaining 12.5% of KBHT’s equity. On March 13, 2024, as per the terms of the original purchase agreement, the Company acquired 3.125% of KBHT’s equity from the KBH management team. Effective with this purchase, the Company owns 90.625% of KBHT’s equity and the KBH management team owns the remaining 9.375%.

As of June 30, 2024 and December 31, 2023, KBHT had total assets of $884.6 million and $857.3 million, respectively. For the same periods, debt recourse to KBHT totaled $241.9 million and $249.8 million, respectively, and non-recourse debt totaled $412.8 million and $367.1 million, respectively. None of the debt is recourse to the Company. For the three months ended June 30, 2024 and 2023, KBHT had net income of $2.7 million and $3.3 million, respectively, on gross income of $78.5 million and $75.5 million, respectively. For the six months ended June 30, 2024 and 2023, KBHT had net income of $4.6 million and $5.9 million, respectively, on gross income of $158.5 million and $143.5 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

SLR Healthcare ABL

SLR Senior Investment Corp. (“SUNS”) acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare ABL was approximately $32.8 million. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of June 30, 2024, SLR Healthcare’s management team and the Company owned approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers (as defined in Note 1 to the Company’s Consolidated Financial Statements) on April 1, 2022. Effective with an amendment dated August 24, 2023, SLR Healthcare has a $150 million non-recourse credit facility, which is expandable to $200 million under its accordion facility. The maturity date of this facility is March 31, 2026.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2024, the portfolio totaled approximately $279.0 million of commitments with a total net investment in loans of $119.1 million on total assets of $126.7 million. As of December 31, 2023, the portfolio totaled approximately $255.0 million of commitments with a total net investment in loans of $111.3 million on total assets of $118.6 million. At June 30, 2024, the portfolio consisted of 44 issuers with an average balance of approximately $2.7 million versus 42 issuers with an average balance of approximately $2.6 million at December 31, 2023. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $93.3 million and $84.7 million of borrowings outstanding at June 30, 2024 and December 31, 2023, respectively. For the three months ended June 30, 2024 and 2023, SLR Healthcare had net income of $1.3 million and $1.3 million, respectively, on gross income of $5.1 million and $4.4 million, respectively. For the six months ended June 30, 2024 and 2023, SLR Healthcare had net income of $2.6 million and $2.4 million, respectively, on gross income of $9.9 million and $8.3 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayment of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.

SLR Business Credit

SUNS acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. SUNS invested approximately $51.0 million to effect the transaction. Subsequently, SUNS contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, SUNS and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. SUNS and ESP SSC Corporation then owned 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized businesses. As part of this transaction, SUNS’s 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15.5 million transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies are doing business as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of $66.7 million was financed with equity from SUNS of $19.0 million and borrowings on NMC’s credit facility of $47.7 million. SLRC acquired SLR Business Credit in connection with the Mergers on April 1, 2022.

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2024, the portfolio totaled approximately $557.1 million of commitments, of which $240.7 million were funded, on total assets of $271.1 million. As of December 31, 2023, the portfolio totaled approximately $610.9 million of commitments, of which $273.5 million were funded, on total assets of $315.3 million. At June 30, 2024, the portfolio consisted of 94 issuers with an average balance of approximately $2.6 million versus 102 issuers with an average balance of approximately $2.7 million at December 31, 2023. NMC has a senior credit facility with a bank lending group for $285.3 million, which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $188.5 million and $222.9 million of borrowings outstanding at June 30, 2024 and December 31, 2023, respectively. For the three months ended June 30, 2024 and 2023, SLR Business Credit had net income of $2.3 million and $1.4 million, respectively, on gross income of $10.4 million and $8.8 million, respectively. For the six months ended June 30, 2024 and 2023, SLR Business Credit had net income of $5.5 million and $3.4 million, respectively, on gross income of $21.6 million and $18.2 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

Stock Repurchase Program

On May 7, 2024, our Board authorized an extension of a program for the purpose of repurchasing up to $50 million of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 7, 2025 or until $50 million of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no share repurchases during the three and six months ended June 30, 2024. For the fiscal year ended December 31, 2023, the Company repurchased 746 shares at an average price of approximately $14.02 per share, inclusive of commissions. The total dollar amount of shares repurchased for the fiscal year ended December 31, 2023 was $0.01 million.

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a $100 million senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. On October 20, 2023, the SSLP Facility was expanded to $150 million. Effective with an amendment on March 25, 2024, the SSLP Facility is scheduled to mature on December 12, 2028 and generally bears interest at a rate of SOFR plus 2.90%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At June 30, 2024, there were $135.8 million of borrowings outstanding on the SSLP Facility.

As of June 30, 2024 and December 31, 2023, the Company and the Investor had contributed combined equity capital in the amount of $95.75 million and $85.75 million, respectively. As of June 30, 2024 and December 31, 2023, the Company and the Investor’s combined remaining commitments to SSLP totaled $4.25 million and $14.25 million, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.

As of June 30, 2024 and December 31, 2023, SSLP had total assets of $237.0 million and $195.9 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 39 and 32 different borrowers, respectively. For the three months ended June 30, 2024, SSLP invested $11.4 million in 7 portfolio companies. Investments prepaid totaled $7.7 million for the three months ended June 30, 2024. For the three months ended June 30, 2023, SSLP invested $32.6 million in 9 portfolio companies. Investments prepaid totaled $0.2 million for the three months ended June 30, 2023.

SSLP Portfolio as of June 30, 2024 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Accession Risk Management Group, Inc.	Insurance	S+550	0.75%	10.98%	11/1/29	$6,923	$6,898	$6,923
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	11.09%	5/9/25	2,921	2,921	2,921
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+600	1.00%	11.44%	10/28/26	6,026	5,872	6,026
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+600	1.00%	11.60%	9/1/26	2,122	2,122	2,122
Apex Service Partners, LLC	Diversified Consumer Services	S+700	1.00%	11.83%	10/24/30	5,834	5,698	5,834
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+650	1.00%	12.09%	11/29/24	2,456	2,456	2,456
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	10.60%	6/11/27	4,013	4,013	3,932
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	10.59%	6/29/28	8,923	8,923	8,923
Crewline Buyer, Inc.	IT Services	S+675	1.00%	12.08%	11/8/30	5,084	4,960	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.75%	5/22/29	5,384	5,235	5,384
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	S+475	1.00%	10.19%	12/31/25	1,080	1,080	1,080
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	10.15%	7/30/27	8,229	8,229	8,229
Exactcare Parent, Inc.	Health Care Providers & Services	S+650	1.00%	11.84%	11/5/29	3,220	3,135	3,220
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.78%	1/3/29	5,925	5,774	5,925
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	11.73%	2/12/27	8,551	8,551	8,551
GSM Acquisition Corp. (4)	Leisure Equipment & Products	S+500	1.00%	10.46%	11/16/26	8,497	8,497	8,497
Higginbotham Insurance Agency, Inc. (4)	Insurance	S+550	1.00%	10.94%	11/25/28	7,535	7,535	7,535
High Street Buyer, Inc.	Insurance	S+525	0.75%	10.59%	4/16/28	7,565	7,565	7,565
iCIMS, Inc.(4)	Software	S+725	0.75%	12.58%	8/18/28	3,150	3,109	3,150
Kaseya, Inc.(4)	Software	S+550	0.75%	10.83%	6/23/29	9,172	9,172	9,172
Kid Distro Holdings, LLC(4)	Software	S+550	1.00%	10.94%	10/1/27	8,893	8,893	8,893
Legacy Service Partners, LLC	Diversified Consumer Services	S+575	1.00%	11.23%	1/9/29	1,947	1,900	1,947
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+675	1.00%	12.29%	3/1/29	6,089	5,923	6,089
Medrina, LLC	Health Care Providers & Services	S+625	1.00%	11.55%	10/20/29	2,398	2,341	2,398
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.57%	7/8/26	5,878	5,753	5,878
Plastics Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	10.44%	8/18/27	5,608	5,461	5,608
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	11.34%	1/31/26	9,962	9,784	9,962
RQM+ Corp.(4)	Life Sciences Tools & Services	S+575	1.00%	11.35%	8/12/26	5,924	5,924	5,776
RxSense Holdings LLC(4)	Diversified Consumer Services	S+500	1.00%	10.43%	3/13/26	8,922	8,922	8,922
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.93%	6/16/28	8,902	8,902	8,902
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+625	1.00%	11.59%	8/15/29	3,557	3,477	3,557
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	11.49%	12/31/26	5,637	5,637	5,524
Ultimate Baked Goods Midco LLC(4)	Packaged Foods & Meats	S+625	1.00%	11.69%	8/13/27	8,909	8,909	8,864
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.80%	3/30/29	3,574	3,476	3,574
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+625	1.00%	11.73%	6/15/26	3,684	3,607	3,684
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.73%	9/15/25	4,883	4,791	4,736
Vessco Midco Holdings, LLC(4)	Water Utilities	S+450	1.00%	9.75%	11/2/26	4,282	4,282	4,282
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	11.59%	11/6/30	2,890	2,820	2,890
West-NR Parent, Inc.(4)	Insurance	S+625	1.00%	11.68%	12/27/27	6,788	6,670	6,788
							$219,217	$220,803

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of June 30, 2024.
(3)
Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)
The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP Portfolio as of December 31, 2023 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	11.13%	5/9/25	$2,947	$2,947	$2,947
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+650	1.00%	11.96%	10/28/26	3,017	2,934	3,017
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+600	1.00%	11.61%	9/1/26	2,133	2,133	2,133
Apex Service Partners, LLC	Diversified Consumer Services	S+700	1.00%	11.87%	10/24/30	4,905	4,784	4,783
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+650	1.00%	11.97%	5/31/24	2,468	2,468	2,468
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	10.61%	6/11/27	4,033	4,033	4,033
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+575	0.75%	11.22%	6/29/28	8,969	8,969	8,969
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.74%	5/22/29	5,412	5,251	5,412
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	S+475	1.00%	10.20%	12/31/25	1,086	1,086	1,086
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	10.20%	7/30/27	8,457	8,457	8,457
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.97%	1/3/29	5,955	5,791	5,955
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	11.79%	2/12/27	8,641	8,641	8,641
GSM Acquisition Corp. (4)	Leisure Equipment & Products	S+500	1.00%	10.47%	11/16/26	8,541	8,541	8,541
Higginbotham Insurance Agency, Inc. (4)	Insurance	S+550	1.00%	10.96%	11/25/28	7,573	7,573	7,573
High Street Buyer, Inc.	Insurance	S+575	0.75%	11.25%	4/16/28	7,604	7,604	7,604
iCIMS, Inc.(4)	Software	S+725	0.75%	12.62%	8/18/28	3,089	3,066	3,089
Kaseya, Inc.(4)	Software	S+600	0.75%	11.38%	6/23/29	9,058	9,058	9,058
Kid Distro Holdings, LLC(4)	Software	S+550	1.00%	11.00%	10/1/27	8,939	8,939	8,939
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+675	1.00%	12.48%	3/1/29	6,120	5,940	6,120
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.62%	7/8/26	5,922	5,784	5,922
Pinnacle Treatment Centers, Inc.(4)	Health Care Providers & Services	S+650	1.00%	11.95%	1/2/26	6,951	6,951	6,951
Plastics Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	10.45%	8/18/27	5,637	5,471	5,637
RQM+ Corp.(4)	Life Sciences Tools & Services	S+575	1.00%	11.36%	8/12/26	5,955	5,955	5,955
RxSense Holdings LLC(4)	Diversified Consumer Services	S+500	1.00%	10.48%	3/13/26	8,968	8,968	8,968
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.96%	6/16/28	8,948	8,948	8,948
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+625	1.00%	11.61%	8/15/29	3,642	3,555	3,642
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	11.50%	12/31/26	5,850	5,850	5,850
Ultimate Baked Goods Midco LLC(4)	Packaged Foods & Meats	S+625	1.00%	11.71%	8/13/27	8,954	8,954	8,865
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+675	1.00%	12.25%	3/30/29	3,411	3,311	3,411
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+650	1.00%	11.93%	6/15/26	3,179	3,102	3,155
Vessco Midco Holdings, LLC(4)	Water Utilities	S+450	1.00%	9.96%	11/2/26	4,304	4,304	4,304
West-NR Parent, Inc.(4)	Insurance	S+625	1.00%	11.70%	12/27/27	6,822	6,691	6,822
							$186,059	$187,255

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

Below is certain summarized financial information for SSLP as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023:

	June 30, 2024	December 31, 2023
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $219,217 and $186,059, respectively)	$220,803	$187,255
Cash and other assets	16,163	8,613
Total assets	$236,966	$195,868
Debt outstanding ($135,800 and $106,900 face amounts, respectively, reported net of unamortized debt issuance costs of $1,851 and $1,697, respectively)	$133,949	$105,203
Distributions payable	3,365	1,900
Interest payable and other credit facility related expenses	597	551
Accrued expenses and other payables	510	416
Total liabilities	$138,421	$108,070
Members’ equity	$98,545	$87,798
Total liabilities and members’ equity	$236,966	$195,868

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Selected Income Statement Information for SSLP (in thousands):
Interest income	$6,616	$1,605	$12,585	$2,614
Service fees*	135	38	260	57
Interest and other credit facility expenses	2,920	1,447	5,638	2,252
Other general and administrative expenses	46	19	90	57
Total expenses	3,101	1,504	5,988	2,366
Net investment income	$3,515	$101	$6,597	$248
Realized gain on investments	—	—	—	30
Net change in unrealized gain (loss) on investments	(118)	321	391	361
Net realized and unrealized gain (loss) on investments	$(118)	$321	$391	$391
Net income	$3,397	$422	$6,988	$639

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

Valuation of Portfolio Investments

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act addressing fair valuation of fund investments. The rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company complies with the Rule 2a-5 valuation requirements.

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

Revenue Recognition

The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more (90 days or more for equipment financing) and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our investments may have contractual PIK income. PIK income computed at the contractual rate, as applicable, is accrued and reflected as a receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates, as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends is reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK income. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring fees are recorded as other income when earned.

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflect the payment deferral and increased credit risks associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and six months ended June 30, 2024, capitalized PIK income totaled $2.1 million and $4.9 million, respectively. For the three and six months ended June 30, 2023, capitalized PIK income totaled $3.0 million and $6.2 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended June 30, 2024 and June 30, 2023:

Investment Income

For the three and six months ended June 30, 2024, gross investment income totaled $59.0 million and $117.1 million, respectively. For the three and six months ended June 30, 2023, gross investment income totaled $56.3 million and $109.9 million, respectively. The increase in gross investment income for the year over year three and six month periods was primarily due to the growth of the SSLP portfolio as well as an increase in index rates.

Expenses

Net expenses totaled $34.7 million and $68.9 million, respectively, for the three and six months ended June 30, 2024, of which $13.9 million and $27.8 million, respectively, were base management fees and performance-based incentive fees and $18.2 million and $36.4 million, respectively, were interest and other credit facility expenses. Other general and administrative expenses totaled $2.6 million and $4.9 million, respectively, for the three and six months ended June 30, 2024. Over the same periods, $0.04 million and $0.09 million of performance-based incentive fees were waived. Net expenses totaled $33.7 million and $65.1 million, respectively, for the three and six months ended June 30, 2023, of which $13.5 million and $26.7 million, respectively, were base management fees and performance-based incentive fees and $17.8 million and $33.1 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $2.4 million and $5.4 million, respectively, for the three and six months ended June 30, 2023. Over the same periods, $0.1 million and $0.2 million of performance-based incentive fees were waived. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the year over year three and six month periods was primarily due to larger incentive fees on greater pre-incentive fee net investment income year over year as well as higher interest expense on a larger average credit facility balance and an increase in index rates on borrowings.

Net Investment Income

The Company’s net investment income totaled $24.3 million and $48.2 million, or $0.45 and $0.88, per average share, respectively, for the three and six months ended June 30, 2024. The Company’s net investment income totaled $22.7 million and $44.8 million, or $0.42 and $0.82, per average share, respectively, for the three and six months ended June 30, 2023.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $93 million and $224 million, respectively, for the three and six months ended June 30, 2024. Net realized gains over the same periods were $0.1 million and $0.2 million, respectively. The Company had investment sales and prepayments totaling approximately $122 million and $267 million, respectively, for the three and six months ended June 30, 2023. Net realized gains over the same periods were $0.5 million and $1.2 million, respectively. Net realized gain for the three and six months ended June 30, 2024 and 2023 was primarily due to dispositions of selected assets.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2024, net change in unrealized gain (loss) on the Company’s assets totaled ($1.2) million and $2.7 million, respectively. Net unrealized loss for the three months ended June 30, 2024 was primarily due to depreciation in the value of our investments in SLR Equipment Finance, NSPC Intermediate Corp. and RQM+ Corp., among others, partially offset by appreciation in the value of our investments in Neuronetics, Inc., SLR Credit Solutions and SLR Business Credit, among others. Net unrealized gain for the six months ended June 30, 2024 was primarily due to appreciation in the value of our investments in Neuronetics, Inc., SLR Credit Solutions, Arcutis Biotherapeutics, Inc. and Cerapedics, Inc., among others, partially offset by depreciation in the value of our investments in SLR Equipment Finance, SOINT, LLC, RQM+ Corp. and NSPC Intermediate Corp., among others. For the three and six months ended June 30, 2023, net change in unrealized loss on the Company’s assets totaled $4.2 million and $20.2 million, respectively. Net unrealized loss for the three months ended June 30, 2023 was primarily due to depreciation in the value of our investments in SLR Credit Solutions, among others, partially offset by appreciation in the value of our investments in World Insurance Associates, LLC, among others. Net unrealized loss for the six months ended June 30, 2023 was primarily due to depreciation in the value of our investments in SLR Credit Solutions and AmeriMark Intermediate Holdings, LLC

and, among others, partially offset by appreciation in the value of our investments in World Insurance Associates, LLC and SLR Business Credit, among others.

Net Increase in Net Assets From Operations

For the three and six months ended June 30, 2024, the Company had a net increase in net assets resulting from operations of $23.2 million and $51.1 million, respectively. For the same periods, earnings per average share were $0.43 and $0.94, respectively. For the three and six months ended June 30, 2023, the Company had a net increase in net assets resulting from operations of $19.0 million and $25.8 million, respectively. For the same periods, earnings per average share were $0.35 and $0.47, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility and SPV Credit Facility, the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes (each as defined below and, collectively, the “Debt Instruments”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of June 30, 2024, we had a total of $271.2 million of collective unused borrowing capacity under the Credit Facility and SPV Credit Facility, subject to borrowing base limits.

We may from time to time issue equity and/or debt securities in either public or private offerings. The issuance of such securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful. The primary uses of existing funds and any funds raised in the future are expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, or for other general corporate purposes.

Debt

On April 1, 2022, we entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to our assumption of the revolving credit facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 29, 2023 amendment, the commitment under the SPV Credit Facility is $275 million; however, the commitment can also be expanded up to $600 million. The stated interest rate on the SPV Credit Facility is SOFR plus 2.00%-2.50% with no SOFR floor requirement, and the current final maturity date, effective with a May 23, 2024 amendment, is September 1, 2026. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we, as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At June 30, 2024, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $187.9 million.

On April 1, 2022, we entered into an assumption agreement (the “Note Assumption Agreement”), effective as of the closing of the Mergers. The Note Assumption Agreement relates to our assumption of $85 million in aggregate principal amount of five-year, 3.90% senior unsecured notes, due March 31, 2025 (the “2025 Unsecured Notes”) and other obligations of SUNS under the Note Purchase Agreement, dated as of March 31, 2020 (the “Note Purchase Agreement”), among SUNS and certain institutional investors. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. Pursuant to the Note Assumption Agreement, we expressly assumed on behalf of SUNS the due and punctual payment of the principal of (and premium, if any) and interest on all the 2025 Unsecured Notes outstanding and the due and punctual performance and observance of every covenant and every condition of the Note Purchase Agreement to be performed or observed by SUNS.

On January 6, 2022, the Company closed a private offering of $135 million of unsecured notes with a fixed interest rate of 3.33% and a maturity date of January 6, 2027 (the “2027 Series F Unsecured Notes”) . Interest on the 2027 Series F Unsecured Notes is due semi-annually on January 6 and July 6. The 2027 Series F Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On December 28, 2021, the Company closed on Amendment No. 1 to its August 28, 2019 senior secured credit agreement (the “Credit Facility”). Following the amendment, a $25 million November 2022 upsizing and a $40 million August 2023 commitment expiration, the Credit Facility is composed of $585 million of revolving credit and $100 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in December 2026 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At June 30, 2024, outstanding USD equivalent borrowings under the Credit Facility totaled $501.0 million, composed of $401.0 million of revolving credit and $100.0 million of term loans.

On September 14, 2021, the Company closed a private offering of $50 million of unsecured notes with a fixed interest rate of 2.95% and a maturity date of March 14, 2027 (the “2027 Unsecured Notes”). Interest on the 2027 Unsecured Notes is due semi-annually on March 14 and September 14. The 2027 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On December 18, 2019, the Company closed a private offering of $125 million of unsecured notes with a fixed interest rate of 4.20% and a maturity date of December 15, 2024 (the “2024 Unsecured Notes”). Interest on the 2024 Unsecured Notes is due semi-annually on June 15 and December 15. The 2024 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On December 18, 2019, the Company closed a private offering of $75 million of unsecured notes with a fixed interest rate of 4.375% and a maturity date of December 15, 2026 (the “2026 Unsecured Notes”). Interest on the 2026 Unsecured Notes is due semi-annually on June 15 and December 15. The 2026 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At June 30, 2024, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time to time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held a face amount of $275 million in cash equivalents as of June 30, 2024.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of June 30, 2024:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$588.9	$—	$588.9	$—	$—
Unsecured senior notes	470.0	210.0	260.0	—	—
Term loans	100.0	—	100.0	—	—

(1)
As of June 30, 2024, we had a total of $271.2 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

We have also entered into two contracts under which we have future commitments: an investment advisory and management agreement (the “Advisory Agreement”), pursuant to which the Investment Adviser has agreed to serve as our investment adviser, and an administration agreement (the “Administration Agreement”), pursuant to which the Administrator has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the Advisory Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the Advisory Agreement and Administration Agreement without penalty upon 60 days written notice to the other. See Note 3 to our Consolidated Financial Statements.

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

Senior Securities

Information about our senior securities is shown in the following table (in thousands) as of the quarter ended June 30, 2024 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2024 (through June 30, 2024)	$401,000	$643	—	N/A
Fiscal 2023	407,000	631	—	N/A
Fiscal 2022	293,000	513	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
SPV Credit Facility
Fiscal 2024 (through June 30, 2024)	187,850	301	—	N/A
Fiscal 2023	206,250	320	—	N/A
Fiscal 2022	155,200	272	—	N/A
2022 Unsecured Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2023	—	—	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2024 (through June 30, 2024)	125,000	200	—	N/A
Fiscal 2023	125,000	194	—	N/A
Fiscal 2022	125,000	219	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2025 Unsecured Notes
Fiscal 2024 (through June 30, 2024)	$85,000	$136	—	N/A
Fiscal 2023	85,000	132	—	N/A
Fiscal 2022	85,000	149	—	N/A
2026 Unsecured Notes
Fiscal 2024 (through June 30, 2024)	75,000	120	—	N/A
Fiscal 2023	75,000	116	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2024 (through June 30, 2024)	50,000	80	—	N/A
Fiscal 2023	50,000	77	—	N/A
Fiscal 2022	50,000	88	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2024 (through June 30, 2024)	135,000	217	—	N/A
Fiscal 2023	135,000	209	—	N/A
Fiscal 2022	135,000	237	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Term Loans
Fiscal 2024 (through June 30, 2024)	100,000	160	—	N/A
Fiscal 2023	100,000	155	—	N/A
Fiscal 2022	100,000	175	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2024 (through June 30, 2024)	$1,158,850	$1,857	—	N/A
Fiscal 2023	1,183,250	1,834	—	N/A
Fiscal 2022	1,093,200	1,915	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A

(1)
Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of June 30, 2024, asset coverage was 185.7%.
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

Off-Balance Sheet Arrangements

From time to time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2024 and December 31, 2023, respectively:

(in millions)	June 30, 2024	December 31, 2023
SLR Credit Solutions*	$44.3	$44.3
BDG Media, Inc.	15.3	10.1
CVAUSA Management, LLC	10.2	10.2
iCIMS, Inc.	9.6	9.8
Copper River Seafoods, Inc.	7.7	7.1
One Touch Direct, LLC	7.1	4.1
SPR Therapeutics, Inc.	6.1	—
Quantcast Corporation	5.9	—
SPAR Marketing Force, Inc.	5.8	8.3
West-NR Parent, Inc.	5.0	5.0
DeepIntent, Inc.	4.8	3.9
33 Across Inc.	4.7	—
Luxury Asset Capital, LLC	4.5	4.5
Western Veterinary Partners LLC	3.6	—
Southern Orthodontic Partners Management, LLC	3.5	17.9
The Townsend Company, LLC	3.4	3.3
United Digestive MSO Parent, LLC	3.4	3.9
Vertos Medical, Inc.	3.3	3.3
Foundation Consumer Brands, LLC	3.0	3.0
Kid Distro Holdings, LLC	2.7	2.7
Erie Construction Mid-west, LLC	2.4	2.4
SLR Senior Lending Program LLC*	2.1	7.1
Basic Fun, Inc.	2.1	2.1
Bayside Opco, LLC	2.1	2.1
Kaseya, Inc.	1.9	3.8
EyeSouth Eye Care Holdco LLC	1.9	1.0
Ultimate Baked Goods Midco LLC	1.8	2.4
SunMed Group Holdings, LLC	1.6	1.6
AMF Levered II, LLC	1.6	3.2
Sightly Enterprises, Inc.	1.5	—
SLR Healthcare ABL*	1.4	1.4
Brainjolt LLC	1.4	—
RxSense Holdings LLC	1.3	1.3
Tilley Distribution, Inc.	1.2	1.2
Vapotherm, Inc.	1.0	—
GSM Acquisition Corp	0.9	0.9
UVP Management, LLC	0.8	2.9
ENS Holdings III Corp, LLC	0.7	0.6
High Street Buyer, Inc.	0.6	0.6
CC SAG Holdings Corp. (Spectrum Automotive)	0.5	0.5
Vessco Midco Holdings, LLC	0.3	0.3
TAUC Management, LLC	0.3	0.3
Shoes for Crews Global, LLC	0.3	—
All States Ag Parts, LLC	0.2	0.3
Orthopedic Care Partners Management, LLC	—	20.8
Ardelyx, Inc.	—	15.9
Retina Midco, Inc.	—	9.4
Alkeme Intermediary Holdings, LLC	—	8.5
Legacy Service Partners, LLC	—	5.4
Peter C. Foy & Associates Insurance Services, LLC	—	5.1
SLR Equipment Finance*	—	2.1
Urology Management Holdings, Inc.	—	1.5
Medrina, LLC	—	0.8
Pinnacle Treatment Centers, Inc.	—	0.6
Crewline Buyer, Inc.	—	0.5
Exactcare Parent, Inc.	—	0.4
WCI-BXC Purchaser, LLC	—	0.3
Total Commitments	$183.8	$248.7

* The Company controls the funding of these commitments and may cancel them at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2024
August 7, 2024	September 13, 2024	September 27, 2024	$0.41
May 8, 2024	June 13, 2024	June 27, 2024	0.41
February 27, 2024	March 14, 2024	March 28, 2024	0.41
Total 2024			$1.23
Fiscal 2023
November 7, 2023	December 14, 2023	December 28, 2023	$0.41
September 5, 2023	September 20, 2023	September 28, 2023	0.136667
August 8, 2023	August 18, 2023	August 30, 2023	0.136667
July 5, 2023	July 20, 2023	August 1, 2023	0.136667
June 1, 2023	June 20, 2023	June 29, 2023	0.136667
May 10, 2023	May 24, 2023	June 1, 2023	0.136667
April 4, 2023	April 20, 2023	May 2, 2023	0.136667
February 28, 2023	March 23, 2023	April 4, 2023	0.136667
February 2, 2023	February 16, 2023	March 1, 2023	0.136667
January 10, 2023.	January 26, 2023	February 2, 2023	0.136667
Total 2023			$1.64
Fiscal 2022
December 6, 2022	December 22, 2022	January 5, 2023	$0.136667
November 2, 2022	November 17, 2022	December 1, 2022	0.136667
October 5, 2022	October 20, 2022	November 2, 2022	0.136667
September 2, 2022	September 20, 2022	October 4, 2022	0.136667
August 2, 2022	August 18, 2022	September 1, 2022	0.136667
July 6, 2022	July 21, 2022	August 2, 2022	0.136667
June 3, 2022	June 23, 2022	July 5, 2022	0.136667
May 3, 2022	May 19, 2022	June 2, 2022	0.136667
April 4, 2022	April 21, 2022	May 3, 2022	0.136667
March 1, 2022	March 18, 2022	April 1, 2022	0.41
Total 2022			$1.64

Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly distributions, if any, will be determined by the Board. We expect that our distributions to stockholders will generally be from accumulated net investment income, net realized capital gains or non-taxable return of capital, if any, as applicable.

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

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and, accordingly, distributed to stockholders.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We have entered into the Advisory Agreement with the Investment Adviser. Mr. Gross, our Chairman, Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Investment Adviser. In addition, Mr. Kajee, our Chief Financial Officer and Treasurer, serves as the Chief Financial Officer for the Investment Adviser, and Mr. Talarico, our Chief Compliance Officer and Secretary, serves as Partner, General Counsel and Chief Compliance Officer for the Investment Adviser.
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

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. For example, the Investment Adviser presently serves as investment adviser to SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry, and SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, Shiraz Kajee, our Chief Financial Officer and Treasurer, and Guy F. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Investment Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Exemptive Order”). If the Company is unable to rely on the Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Investment Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Investment Adviser.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the recent economic environment, such difference could potentially increase thereby increasing our net investment income. During the six months ended June 30, 2024, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of June 30, 2024 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by seven cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2024 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately seven cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time to time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2024, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.07)	$0.07

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of June 30, 2024, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K (the “Annual Report”) , which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period ended June 30, 2024 to the risk factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the 1934 Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the 1934 Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Second Amended and Restated Bylaws(4)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

23.1	Awareness Letter of Independent Registered Public Accounting Firm*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)
Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 7 (File No. 333-148734) filed on January 7, 2010.
(2)
Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 (File No. 333-148734) filed on February 9, 2010.
(3)
Previously filed in connection with SLR Investment Corp.’s registration statement on Form N-2 Post-Effective Amendment No. 6 (File No. 333-172968) filed on November 16, 2012.
(4)
Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on December 1, 2021.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2024.

SLR INVESTMENT CORP.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)