Form 10-Q
period 2024-09-30
SLR Investment Corp.
filed 2024-11-06
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2024

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of November 4, 2024 was 54,554,634.

SLR INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2024 (unaudited) and December 31, 2023	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2024 (unaudited) and the three and nine months ended September 30, 2023 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2024 (unaudited) and the three and nine months ended September 30, 2023 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 (unaudited) and the nine months ended September 30, 2023 (unaudited)	6

	Consolidated Schedule of Investments as of September 30, 2024 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2023	18

	Notes to Consolidated Financial Statements (unaudited)	29

	Report of Independent Registered Public Accounting Firm	51

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	73

Item 4.	Controls and Procedures	74

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	75

Item 1A.	Risk Factors	75

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 3.	Defaults Upon Senior Securities	76

Item 4.	Mine Safety Disclosures	76

Item 5.	Other Information	76

Item 6.	Exhibits	77

	Signatures	78

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company,” “we,” “us,” and “our” refer to SLR Investment Corp. unless the context states otherwise.

Item 1. Financial Statements

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Investments at fair value:
Companies less than 5% owned (cost: $1,096,486 and $1,260,205, respectively)	$1,107,241	$1,271,442
Companies 5% to 25% owned (cost: $102,661 and $60,064, respectively)	90,259	44,250
Companies more than 25% owned (cost: $905,374 and $870,128, respectively)	874,528	839,074
Cash	22,959	11,864
Cash equivalents (cost: $322,674 and $332,290, respectively)	322,674	332,290
Dividends receivable	12,151	11,768
Interest receivable	10,459	11,034
Receivable for investments sold	1,870	1,538
Prepaid expenses and other assets	771	608
Total assets	$2,442,912	$2,523,868
Liabilities
Debt ($1,111,827 and $1,183,250 face amounts, respectively, reported net of unamortized debt issuance costs of $9,873 and $5,473, respectively. See note 7)	$1,101,954	$1,177,777
Payable for investments and cash equivalents purchased	322,694	332,290
Management fee payable (see note 3)	7,893	8,027
Performance-based incentive fee payable (see note 3)	6,036	5,864
Interest payable (see note 7)	6,303	7,535
Administrative services payable (see note 3)	2,502	1,969
Other liabilities and accrued expenses	2,845	3,767
Total liabilities	$1,450,227	$1,537,229
Commitments and contingencies (see note 9)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 54,554,634 and 54,554,634 shares issued and outstanding, respectively	$546	$546
Paid-in capital in excess of par	1,117,930	1,117,930
Accumulated distributable net loss	(125,791)	(131,837)
Total net assets	$992,685	$986,639
Net Asset Value Per Share	$18.20	$18.09

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$41,068	$43,696	$122,087	$122,301
Companies 5% to 25% owned	926	816	2,613	1,081
Companies more than 25% owned	3,379	2,879	10,023	8,404
Dividends:
Companies 5% to 25% owned	91	—	91	—
Companies more than 25% owned	12,487	11,429	37,196	33,782
Other income:
Companies less than 5% owned	1,688	735	4,446	3,814
Companies more than 25% owned	132	86	392	143
Total investment income	59,771	59,641	176,848	169,525
EXPENSES:
Management fees (see note 3)	7,893	8,051	23,650	23,635
Performance-based incentive fees (see note 3)	6,077	5,796	18,097	16,943
Interest and other credit facility expenses (see note 7)	18,913	19,874	55,280	53,002
Administrative services expense (see note 3)	1,392	1,575	4,144	4,563
Other general and administrative expenses	1,189	1,161	3,290	3,610
Total expenses	35,464	36,457	104,461	101,753
Performance-based incentive fees waived (see note 3)	(41)	(175)	(131)	(410)
Net expenses	35,423	36,282	104,330	101,343
Net investment income	$24,348	$23,359	$72,518	$68,182
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized loss on investments and cash equivalents (companies less than 5% owned)	$(2,748)	$(30,951)	$(2,508)	$(29,766)
Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(4,027)	33,439	(480)	24,349
Companies 5% to 25% owned	3,411	1,065	3,412	(2,151)
Companies more than 25% owned	1,065	35	206	(7,848)
Net change in unrealized gain (loss) on investments and cash equivalents	449	34,539	3,138	14,350
Net realized and unrealized gain (loss) on investments and cash equivalents	(2,299)	3,588	630	(15,416)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$22,049	$26,947	$73,148	$52,766
EARNINGS PER SHARE (see note 5)	$0.40	$0.49	$1.34	$0.97

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$24,348	$23,359	$72,518	$68,182
Net realized loss	(2,748)	(30,951)	(2,508)	(29,766)
Net change in unrealized gain (loss)	449	34,539	3,138	14,350
Net increase in net assets resulting from operations	22,049	26,947	73,148	52,766
Distributions to stockholders:
From net investment income	(22,367)	(22,367)	(67,102)	(67,102)
From return of capital	—	—	—	—
Net distributions to stockholders	(22,367)	(22,367)	(67,102)	(67,102)
Capital transactions (see note 10):
Repurchases of common stock	—	—	—	(10)
Total increase (decrease) in net assets	(318)	4,580	6,046	(14,346)
Net assets at beginning of period	993,003	980,805	986,639	999,731
Net assets at end of period	$992,685	$985,385	$992,685	$985,385
Capital stock activity (see note 10):
Repurchases of common stock	—	—	—	(746)

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$73,148	$52,766
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments and cash equivalents	2,508	29,766
Net change in unrealized (gain) loss on investments	(3,138)	(14,350)
Deferred financing costs/market discount amortization	2,823	1,561
Net accretion of discount on investments	(7,251)	(9,315)
(Increase) decrease in operating assets:
Purchase of investments	(322,116)	(556,348)
Proceeds from disposition of investments	416,342	474,599
Capitalization of payment-in-kind income	(6,064)	(8,936)
Collections of payment-in-kind income	2,457	204
Receivable for investments sold	(332)	(474)
Interest receivable	575	(2,122)
Dividends receivable	(383)	199
Prepaid expenses and other assets	(163)	(124)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(9,596)	(85,054)
Management fee payable	(134)	87
Performance-based incentive fee payable	172	199
Administrative services expense payable	533	2,190
Interest payable	(1,232)	(527)
Other liabilities and accrued expenses	(922)	567
Net Cash Provided by (Used in) Operating Activities	147,227	(115,112)
Cash Flows from Financing Activities:
Cash distributions paid	(67,102)	(74,583)
Repayment of unsecured borrowings	—	(75,000)
Proceeds from secured borrowings	333,611	667,695
Repayment of secured borrowings	(412,257)	(488,500)
Repurchase of common stock	—	(10)
Net Cash Provided by (Used in) Financing Activities	(145,748)	29,602
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,479	(85,510)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	344,154	428,333
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$345,633	$342,823
Supplemental disclosure of cash flow information:
Cash paid for interest	$53,689	$53,529
Non-cash purchase and disposition of investments	27,254	—

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 118.2%
First Lien Bank Debt/Senior Secured Loans
33Across Inc.	Media	P+232		8.50%	10.32%	1/22/2024	10/31/2025	$2,256	$2,256	$2,256
Aegis Toxicology Sciences Corporation(16)	Health Care Providers & Services	S+550		1.00%	10.87%	5/7/2018	5/9/2025	13,181	13,101	13,181
Alkeme Intermediary Holdings, LLC(16)	Insurance	S+575		1.00%	10.35%	9/20/2023	10/28/2026	16,927	16,528	16,588
All States Ag Parts, LLC(16)	Trading Companies & Distributors	S+600		1.00%	10.96%	4/1/2022	9/1/2026	2,039	2,019	2,039
Atria Wealth Solutions, Inc.(16)	Diversified Financial Services	S+650		1.00%	11.46%	9/14/2018	11/29/2024	20,481	20,450	20,481
BayMark Health Services, Inc.(16)	Health Care Providers & Services	S+500		1.00%	9.87%	4/1/2022	6/11/2027	8,202	8,003	8,202
Bayside Opco, LLC(24)	Health Care Providers & Services	S+725		1.00%	12.00%	5/31/2023	5/31/2026	19,950	19,950	19,950
Bayside Parent, LLC(24)	Health Care Providers & Services	S+1000	(11)	1.00%	14.75%	5/31/2023	5/31/2026	5,790	5,790	5,790
BDG Media, Inc.	Media	P+525		5.50%	13.25%	7/18/2022	7/31/2025	5,053	5,053	5,053
Brainjolt LLC	Media	P+425		3.25%	12.25%	1/22/2024	1/22/2025	2,297	2,297	2,297
CC SAG Holdings Corp. (Spectrum Automotive)(16)	Diversified Consumer Services	S+525		0.75%	9.85%	6/29/2021	6/29/2028	30,279	29,868	30,279
Copper River Seafoods, Inc.	Food Products	P+275		—	10.75%	12/1/2023	4/23/2025	9,352	9,352	9,352
CVAUSA Management, LLC(16)	Health Care Providers & Services	S+650		1.00%	11.12%	5/22/2023	5/22/2029	17,235	16,796	17,235
DeepIntent, Inc.	Media	P+225		5.25%	10.25%	12/1/2023	6/30/2026	26,527	26,527	26,527
Enhanced Permanent Capital, LLC(3)	Capital Markets	S+700		1.00%	12.44%	12/29/2020	12/29/2025	44,578	44,135	44,578
ENS Holdings III Corp. & ES Opco USA LLC (Bluefin)(16)	Trading Companies & Distributors	S+475		1.00%	9.45%	4/1/2022	12/31/2025	4,647	4,580	4,647
EyeSouth Eye Care Holdco LLC	Health Care Providers & Services	S+550		1.00%	10.45%	10/6/2022	10/5/2029	9,072	8,838	9,072
FE Advance, LLC	Diversified Financial Services	S+650		1.00%	11.71%	7/30/2024	7/30/2027	16,976	16,653	16,637
Fertility (ITC) Investment Holdco, LLC	Health Care Providers & Services	S+650		1.00%	11.74%	1/4/2023	1/3/2029	22,425	21,902	22,425
Foundation Consumer Brands, LLC(16)	Personal Products	S+625		1.00%	11.50%	2/12/2021	2/12/2027	25,593	25,180	25,593

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Human Interest Inc.	Internet Software & Services	S+735		1.00%	12.55%		6/30/2022	7/1/2027	$20,104	$20,063	$20,104
iCIMS, Inc.	Software	S+725		0.75%	10.60%	(23)	8/18/2022	8/18/2028	32,683	32,298	32,683
Kaseya, Inc.(16)	Software	S+550		0.75%	10.10%	(14)	6/22/2022	6/23/2029	24,761	24,491	24,761
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	S+700		1.00%	12.49%		12/21/2018	12/21/2024	96,000	95,975	96,000
Logix Holding Company, LLC(16)	Communications Equipment	P+475		1.00%	12.75%		9/14/2018	12/22/2024	14,009	13,914	13,449
Luxury Asset Capital, LLC(16)	Thrifts & Mortgage Finance	S+675		1.00%	12.07%		7/15/2022	7/15/2027	30,500	30,119	30,500
Maxor Acquisition, Inc.(16)	Health Care Providers & Services	S+675		1.00%	11.70%		3/1/2023	3/1/2029	17,471	17,049	17,471
One Touch Direct, LLC	Commercial Services & Supplies	P+75		4.00%	8.75%		12/1/2023	3/31/2026	1,590	1,590	1,590
ONS MSO, LLC(16)	Health Care Providers & Services	S+625		1.00%	11.35%		2/10/2023	7/8/2026	27,842	27,319	27,842
Orthopedic Care Partners Management, LLC	Health Care Providers & Services	S+650		1.00%	11.46%		8/17/2022	11/15/2024	19,487	19,447	19,487
Peter C. Foy & Associates Insurance Services, LLC(16)	Insurance	S+550		0.75%	10.35%		4/1/2022	11/1/2028	16,749	16,540	16,749
Plastic Management, LLC(16)	Health Care Providers & Services	S+500		1.00%	9.70%		4/1/2022	8/18/2027	17,008	16,474	17,008
Quantcast Corporation	Commercial Services & Supplies	S+525		2.00%	10.27%		6/14/2024	6/14/2029	8,534	8,432	8,534
Retina Midco, Inc.(16)	Health Care Providers & Services	S+575		1.00%	10.86%		12/18/2023	1/31/2026	27,371	26,987	27,371
RQM+ Corp.(16)	Life Sciences Tools & Services	S+575		1.00%	10.62%		8/20/2021	8/12/2026	23,455	23,229	22,517
RxSense Holdings LLC(16)	Diversified Consumer Services	S+500		1.00%	10.35%		4/1/2022	3/13/2026	2,635	2,580	2,635
Shoes for Crews Global, LLC	Diversified Consumer Services	S+650	(26)	1.00%	11.82%		6/30/2024	6/30/2029	3,392	3,392	3,392
Sightly Enterprises, Inc.	Media	P+575		6.00%	13.75%		1/22/2024	12/31/2024	4,707	4,707	4,707

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)		Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+550		1.00%	10.10%	6/3/2022	7/27/2026	$32,864	$32,382	$32,864
SPAR Marketing Force, Inc.	Media	P+190		—	9.90%	12/1/2023	10/10/2025	11,190	11,190	11,190
Stryten Resources LLC	Auto Parts & Equipment	S+800		1.00%	12.96%	8/11/2021	10/12/2026	25,315	25,075	25,315
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	S+550		0.75%	10.46%	6/16/2021	6/16/2028	16,488	16,224	16,488
TAUC Management, LLC(16)	Health Care Providers & Services	S+700	(27)	1.00%	11.75%	4/1/2022	2/12/2027	6,985	6,794	6,286
The Townsend Company, LLC(16)	Commercial Services & Supplies	S+625		1.00%	11.10%	8/17/2023	8/15/2029	10,112	9,893	10,112
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+600		1.00%	10.75%	4/1/2022	12/31/2026	3,698	3,589	3,624
Ultimate Baked Goods Midco LLC (Rise Baking)(16)	Packaged Foods & Meats	S+625		1.00%	10.66%	8/12/2021	8/13/2027	27,188	26,745	27,188
United Digestive MSO Parent, LLC(16)	Health Care Providers & Services	S+650		1.00%	11.25%	3/30/2023	3/30/2029	9,999	9,754	9,999
Urology Management Holdings, Inc.	Health Care Providers & Services	S+550		1.00%	10.52%	2/7/2023	6/15/2027	11,223	10,985	11,110
UVP Management, LLC	Health Care Providers & Services	S+625		1.00%	11.00%	9/18/2023	9/15/2025	13,688	13,507	13,688
Western Veterinary Partners LLC(16)	Diversified Consumer Services	S+500		1.00%	9.60%	1/19/2024	10/29/2027	22,360	22,057	22,360
West-NR Parent, Inc.(16)	Insurance	S+625		1.00%	10.95%	8/1/2023	12/27/2027	9,051	8,909	9,051
Total First Lien Bank Debt/ Senior Secured Loans									$880,988	$888,257
Second Lien Asset-Based Senior Secured Loans
AMF Levered II, LLC	Diversified Financial Services	S+705		1.00%	12.02%	12/24/2021	8/21/2028	$29,925	$29,730	$29,925
FGI Worldwide LLC (3)	Diversified Financial Services	S+650		1.00%	11.35%	4/17/2023	4/17/2028	8,206	8,049	8,206
Total Second Lien Asset-Backed Senior Secured Loans									$37,779	$38,131
Second Lien Bank Debt/ Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975	(11)	1.00%	—	12/23/2013	10/12/2026	$17,547	$12,297	$7,827

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
First Lien Life Science Senior Secured Loans
Arcutis Biotherapeutics, Inc.(3)	Pharmaceuticals	S+595	2.50%	11.12%		12/22/2021	8/1/2029	$66,849	$68,904	$70,670
Ardelyx, Inc.(3)	Pharmaceuticals	S+425	4.70%	9.45%	(25)	2/23/2022	3/1/2027	33,102	33,449	34,093
Cerapedics, Inc.	Biotechnology	S+620	2.75%	11.37%		12/27/2022	1/1/2028	36,156	36,438	37,715
Meditrina, Inc.	Health Care Equipment & Supplies	S+550	3.45%	10.67%		12/20/2022	12/1/2027	5,051	5,093	5,102
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	S+580	5.31%	11.11%		7/30/2018	11/1/2025	24,500	25,722	24,622
Outset Medical, Inc.(16)	Health Care Equipment & Supplies	S+515	2.75%	10.32%		11/3/2022	11/1/2027	44,727	45,223	47,299
SPR Therapeutics, Inc.	Health Care Technology	S+515	4.00%	10.32%		1/30/2024	2/1/2029	4,866	4,860	5,011
Vapotherm, Inc.(24)	Health Care Equipment & Supplies	S+600	4.50%	10.96%		2/18/2022	9/20/2027	13,782	14,087	14,202
Total First Lien Life Science Senior Secured Loans									$233,776	$238,714
Total Senior Secured Loans									$1,164,840	$1,172,929

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 20.0%
A&A Crane and Rigging, LLC (10)	Commercial Services & Supplies	7.78%	3/27/2023	3/27/2028	$58	$58	$58
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-9.04%	2/12/2021	3/1/2025-12/1/2026	383	383	382
AFG Dallas III, LLC (10)	Diversified Consumer Services	10.00-11.29%	8/11/2022	8/11/2026-3/1/2027	836	836	836
Air Methods Corporation (10)	Airlines	7.08-7.13%	11/3/2021	11/3/2026-11/23/2026	2,706	2,732	2,706
AmeraMex International, Inc. (10)	Commercial Services & Supplies	10.00%	3/29/2019	4/15/2025	38	38	38
Boart Longyear Company (10)	Metals & Mining	8.31-9.77%	5/28/2020	4/1/2025-10/7/2026	1,252	1,252	1,252
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/1/2022	7/1/2026	83	83	83

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing (continued)
Carolina’s Contracting, LLC (10)	Diversified Consumer Services	8.40-8.72%	3/7/2023	3/7/2028-5/18/2028	$3,006	$3,028	$3,006
CKD Holdings, Inc. (10)	Road & Rail	8.10-8.60%	9/22/2022	6/22/2026-9/22/2027	2,195	2,195	2,195
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	9.36-13.01%	5/27/2021	4/1/2025-5/1/2028	4,959	4,959	4,959
Complete Equipment Rentals, LLC (10)	Commercial Services & Supplies	6.75-7.15%	3/23/2023	4/1/2028-6/1/2028	1,562	1,542	1,535
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	815	819	815
Double S Industrial Contractors, Inc. (10)	Commercial Services & Supplies	8.60%	7/28/2023	8/1/2027	92	92	92
Drillers Choice, Inc. (10)	Commercial Services & Supplies	8.00-10.08%	10/31/2022	11/1/2027-6/1/2029	1,149	1,151	1,149
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	3,995	4,010	3,995
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	8.37%	4/27/2018	4/27/2025	3,012	3,012	2,937
Extreme Steel Crane & Rigging, LLC (10)	Commercial Services & Supplies	9.52%	3/3/2023	3/3/2027	674	678	674
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50-9.02%	10/28/2021	10/1/2026-3/1/2027	1,750	1,751	1,750
First National Capital, LLC (10)	Diversified Financial Services	9.00%	11/5/2021	8/1/2026	3,878	3,878	3,878
GMT Corporation (10)	Machinery	10.71%	10/23/2018	1/1/2026	2,854	2,855	2,854
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/8/2021	11/1/2025	435	435	435
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.94%	11/15/2018	9/1/2025	69	69	67
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	1,950	1,953	1,950
Loc Performance Products, LLC (10)	Machinery	10.50%	12/29/2022	6/1/2027	519	519	519
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/2026-9/25/2026	7,500	7,500	7,361

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing (continued)
Miranda Logistics Enterprise, Inc. (10)	Construction & Engineering	7.69%	4/14/2023	4/14/2028	$668	$668	$668
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	2/28/2025	149	148	149
Nimble Crane LLC (10)	Commercial Services & Supplies	9.18%	7/13/2023	7/13/2028	807	807	807
No Limit Construction Services, LLC (10)	Commercial Services & Supplies	7.73%	5/5/2023	6/1/2028	101	101	101
PCX Aerostructures LLC (10)	Aerospace & Defense	9.32%	11/23/2022	12/1/2028	2,029	2,029	2,029
Rango, Inc. (10)	Commercial Services & Supplies	9.33%	9/24/2019	11/1/2024	223	224	219
Rayzor’s Edge LLC (10)	Diversified Consumer Services	7.69-8.27%	5/19/2023	5/18/2030-6/30/2030	646	646	646
RH Land Construction, LLC & Harbor Dredging LA, Inc. (10)	Construction & Engineering	8.08%	5/10/2023	5/10/2026	81	81	81
Rotten Rock Hardscaping & Tree Service (10)	Diversified Consumer Services	8.21%	12/6/2022	12/6/2027	170	170	170
Signet Marine Corporation (10)	Transportation Infrastructure	8.50%	10/31/2022	11/1/2029	10,898	10,929	10,898
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82-8.61%	6/30/2022	9/15/2026-6/27/2030	5,388	5,388	5,388
ST Coaches, LLC (10)	Road & Rail	8.50%	7/31/2017	1/25/2025	536	536	536
Star Coaches Inc. (10)	Road & Rail	8.42%	3/9/2018	4/1/2025	1,876	1,876	1,782
Superior Transportation, Inc. (10)	Road & Rail	10.22-10.69%	7/31/2017	1/1/2026	1,562	1,562	1,562
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	4.07%	7/31/2017	1/15/2028	1,044	1,044	969
Trinity Equipment, Inc. (10)	Commercial Services & Supplies	8.78-8.93%	5/4/2023	5/4/2028-5/19/2028	1,152	1,152	1,152
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-8.75%	10/8/2021	11/1/2024-12/1/2026	190	190	190
U.S. Crane & Rigging, LLC (10)	Commercial Services & Supplies	8.73%-10.92%	12/23/2022	3/1/2027-9/1/2028	2,122	2,122	2,122
Up Trucking Services, LLC (10)	Road & Rail	11.30%	3/23/2018	11/1/2024	82	82	81

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing (continued)
Waste Pro of Florida, Inc. & Waste Pro USA, Inc. (10)	Commercial Services & Supplies	9.17%	4/18/2023	4/18/2028	$7,614	$7,716	$7,614
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43%	7/31/2019	10/5/2025	93	93	93
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	67	67	66
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32-9.93%	9/23/2022	9/23/2027-8/16/2028	2,618	2,651	2,618
Zamborelli Enterprises Pacific Southern Foundation (10)	Diversified Consumer Services	8.91%	12/7/2022	1/1/2027	443	445	443
					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings		7/31/2017		200	145,000	112,560
Total Equipment Financing						$231,555	$198,470

Preferred Equity – 3.1%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	0.00%	6/8/2012	6/30/2025	—	$5,241	$2,500
Veronica Holdings, LLC (Vapotherm)(24)	Health Care Equipment & Supplies	9.00%(11)	9/20/2024	-	13,055,991	27,008	28,533
Total Preferred Equity						$32,249	$31,033

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—67.4%
Assertio Holdings, Inc. (8)*	Pharmaceuticals	7/31/2023	12,510	$51	$15
aTyr Pharma, Inc. Warrants *	Pharmaceuticals	11/18/2016	1,443	17	—
Bayside Parent, LLC (24)*	Health Care Providers & Services	5/31/2023	6,526	11,411	5,808
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	32
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	71
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	260,000	129	120
KBH Topco LLC (Kingsbridge) (2)(5)(18)	Multi-Sector Holdings	11/3/2020	76,125,000	140,920	150,071
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2022	44,049	33	27
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	469,353	235	164
Shoes for Crews Holdings, LLC	Diversified Consumer Services	6/30/2024	1,884	2,759	2,040
SLR-AMI Topco Blocker, LLC (15)(24)*	Internet & Catalog Retail	6/16/2023	—	24,085	15,337
SLR Business Credit (2)(3)(19)	Diversified Financial Services	4/1/2022	100	111,583	121,370
SLR Credit Solutions (2)(3)(20)	Diversified Financial Services	12/28/2012	280,303	280,737	287,250

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/ Warrants (continued)
SLR Healthcare ABL (2)(3)(21)	Diversified Financial Services	4/1/2022	32,839	$34,335	$37,350
SLR Senior Lending Program LLC (2)(3)(22)	Asset Management	12/1/2022	—	47,875	49,302
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	2,230	152	—
Veronica Holdings, LLC (Vapotherm)(24)*	Health Care Equipment & Supplies	9/20/2027	293,203	330	639
Total Common Equity/Equity Interests/Warrants				$675,877	$669,596
Total Investments (6) — 208.7%				$2,104,521	$2,072,028

Description	Industry	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Cash Equivalents —32.5%
U.S. Treasury Bill (4.70% yield)	Government	9/30/2024	11/26/2024	$325,000	$322,674	$322,674
Total Investments & Cash Equivalents — 241.2%					$2,427,195	$2,394,702
Liabilities in Excess of Other Assets — (141.2%)						(1,402,017)
Net Assets — 100.0%						$992,685

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of September 30, 2024.
(2)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2024 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions	Gross Reductions	Realized Loss	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2024	Interest/ Dividend/ Other Income
Equipment Operating Leases, LLC	$3,296	$—	$368	$—	$9	$2,937	$202
Kingsbridge Holdings, LLC	96,000	—	—	—	(79)	96,000	9,197
KBH Topco, LLC (Kingsbridge)	142,000	4,324	—	—	3,747	150,071	8,081
Loyer Capital LLC	7,361	—	—	—	—	7,361	567
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	—	—	—	—	—	—	—
RD Holdco, Inc. (debt)	7,827	—	—	—	—	7,827	—
SLR Business Credit (revolver)	—	19,000	19,000	—	—	—	33
SLR Business Credit	90,370	30,000	—	—	1,000	121,370	5,700

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share/unit amounts)

Name of Issuer	Fair Value at December 31, 2023	Gross Additions	Gross Reductions	Realized Loss	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2024	Interest/ Dividend/ Other Income
SLR Credit Solutions	284,000	—	—	—	3,250	287,250	15,000
SLR Equipment Finance (equity)	120,820	—	—	—	(8,260)	112,560	—
SLR Equipment Finance (debt)	3,850	—	3,850	—	—	—	24
SLR Healthcare ABL	35,850	—	—	—	1,500	37,350	3,353
SLR Senior Lending Program LLC	43,899	5,000	—	—	403	49,302	5,392
SOINT, LLC	3,801	63	—	—	(1,364)	2,500	62
	$839,074	$58,387	$23,218	$—	$206	$874,528	$47,611

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If the Company fails to invest a sufficient portion of our assets in qualifying assets, it could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2024, on a fair value basis, non-qualifying assets in the Company’s portfolio represented 26.8% of the total assets of the Company.
(4)
The Company’s investment in SOINT, LLC includes a one dollar investment in common shares.
(5)
Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $5,705; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $109,756 and $104,051, respectively, based on a tax cost of $2,066,323. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the Credit Facility (as defined below) (see note 7 to the consolidated financial statements). The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
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
(15)
Through this entity and other intermediate entities, the Company owns approximately 5.7% of the underlying common units of ASC Holdco, LLC, a joint venture which owns certain assets of the former Amerimark Interactive, LLC.
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

September 30, 2024

(in thousands, except share/unit amounts)

(18)
See note 13 to the consolidated financial statements.
(19)
See note 15 to the consolidated financial statements.
(20)
See note 11 to the consolidated financial statements.
(21)
See note 14 to the consolidated financial statements.
(22)
See note 17 to the consolidated financial statements.
(23)
iCIMS, Inc. may elect to defer up to 3.875% of the coupon as PIK.
(24)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2024 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2024	Interest/ Dividend Income
Bayside Opco, LLC	$19,415	$931	$396	$—	$—	$19,950	$1,928
Bayside Parent, LLC (loan)	5,153	637	—	—	—	5,790	632
Bayside Parent, LLC (equity)	3,815	—	—	—	1,993	5,808	—
SLR-AMI Topco Blocker, LLC	15,867	—	—	—	(530)	15,337	—
Vapotherm, Inc.	—	14,080	—	—	115	14,202	53
Veronica Holdings, LLC (preferred equity)	—	26,995	—	—	1,525	28,533	91
Veronica Holdings, LLC (common equity)	—	330	—	—	309	639	—
	$44,250	$42,973	$396	$—	$3,412	$90,259	$2,704

(25)
Certain tranches have a spread of S+795 and certain tranches have a spread of S+425.
(26)
Certain tranches have a spread of S+650 and certain tranches have a spread of S+700 (5.00% PIK/2.00% Cash)
(27)
Spread is S+600 Cash / 1.00% PIK.

* Non-income producing security.

** Investment is on non-accrual status.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2024

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2024
Diversified Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	25.8%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	17.8%
Health Care Providers & Services	13.7%
Health Care Equipment & Supplies	6.6%
Pharmaceuticals	5.1%
Diversified Consumer Services	3.2%
Software	2.8%
Media	2.5%
Asset Management	2.4%
Capital Markets	2.2%
Commercial Services & Supplies	2.1%
Insurance	2.0%
Biotechnology	1.8%
Thrifts & Mortgage Finance	1.5%
Packaged Foods & Meats	1.3%
Personal Products	1.2%
Auto Parts & Equipment	1.2%
Life Sciences Tools & Services	1.1%
Internet Software & Services	1.0%
Internet & Catalog Retail	0.7%
Transportation Infrastructure	0.7%
Communications Equipment	0.6%
Trading Companies & Distributors	0.5%
Road & Rail	0.5%
Food Products	0.5%
Health Care Technology	0.2%
Hotels, Restaurants, & Leisure	0.2%
Aerospace & Defense	0.2%
Machinery	0.2%
Auto Components	0.1%
Airlines	0.1%
Metals & Mining	0.1%
Construction & Engineering	0.1%
Energy Equipment & Services	0.0%
Total Investments	100.0%

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

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2023

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Higginbotham Insurance Agency, Inc.(16)	Insurance	S+550	1.00%	10.96%		4/1/2022	11/25/2028	$21,210	$21,210	$21,210
Human Interest Inc	Internet Software & Services	S+785	1.00%	13.19%		6/30/2022	7/1/2027	20,104	19,943	20,104
iCIMS, Inc.	Software	S+725	0.75%	12.10%	(26)	8/18/2022	8/18/2028	31,059	30,642	31,059
Kaseya, Inc.(16)	Software	S+600	0.75%	10.86%	(14)	6/22/2022	6/23/2029	24,519	24,215	24,519
Kid Distro Holdings, LLC (Distro Kid)(16)	Software	S+550	1.00%	11.00%		9/24/2021	10/1/2027	20,207	19,934	20,207
Kingsbridge Holdings, LLC(2) .	Multi-Sector Holdings	S+700	1.00%	12.52%		12/21/2018	12/21/2024	96,000	95,897	96,000
Logix Holding Company, LLC(16)	Communications Equipment	P+475	1.00%	13.25%		9/14/2018	12/22/2024	14,009	13,613	13,729
Luxury Asset Capital, LLC(16)	Thrifts & Mortgage Finance	S+675	1.00%	12.21%		7/15/2022	7/15/2027	30,500	30,032	30,500
Maxor Acquisition, Inc.(16)	Health Care Providers & Services	S+675	1.00%	12.48%		3/1/2023	3/1/2029	17,604	17,128	17,604
Medrina, LLC	Health Care Providers & Services	S+625	1.00%	11.67%		10/20/2023	10/20/2029	2,410	2,351	2,350
NSPC Intermediate Corp. (National Spine)	Health Care Providers & Services	S+800	1.00%	13.53%		4/1/2022	2/13/2026	2,216	2,143	2,216
One Touch Direct, LLC	Commercial Services & Supplies	P+75	—	9.25%		12/1/2023	3/31/2025	4,915	4,915	4,915
ONS MSO, LLC	Health Care Providers & Services	S+625	1.00%	11.62%		2/10/2023	7/8/2026	28,110	27,454	28,110
Orthopedic Care Partners Management, LLC	Health Care Providers & Services	S+650	1.00%	12.11%		8/17/2022	5/16/2024	5,488	5,470	5,488
Peter C. Foy & Associates Insurance Services, LLC(16)	Insurance	S+600	0.75%	11.47%		4/1/2022	11/1/2028	16,877	16,636	16,539
Pinnacle Treatment Centers, Inc.(16)	Health Care Providers & Services	S+650	1.00%	11.86%		1/22/2020	1/2/2026	22,687	22,405	22,687
Plastic Management, LLC(16)	Health Care Providers & Services	S+500	1.00%	10.45%		4/1/2022	8/18/2027	17,140	16,488	17,140
Retina Midco, Inc.(16)	Health Care Providers & Services	S+575	1.00%	11.38%		12/18/2023	1/31/2026	28,146	27,592	27,583
RQM+ Corp.(16)	Life Sciences Tools & Services	S+575	1.00%	11.36%		8/20/2021	8/12/2026	23,636	23,327	23,636
RxSense Holdings LLC(16)	Diversified Consumer Services	S+500	1.00%	10.48%		4/1/2022	3/13/2026	2,656	2,573	2,656
SCP Eye Care, LLC	Health Care Providers & Services	S+575	1.00%	11.17%		10/6/2022	10/5/2029	10,015	9,728	10,015
SHO Holding I Corporation (Shoes for Crews)(16)	Footwear	S+523	1.00%	10.87%		4/1/2022	4/27/2024	5,658	5,557	5,092

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

(1)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If the Company fails to invest a sufficient portion of its assets in qualifying assets, it could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2023, on a fair value basis, non-qualifying assets in the Company’s portfolio represented 26.6% of the total assets of the Company.
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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2024

(in thousands, except share amounts)

Note 1. Organization

SLR Investment Corp. (the “Company,” “SLRC,” “we,” “us” or “our”), a Maryland corporation formed in November 2007, is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

September 30, 2024

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

September 30, 2024

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2024, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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
(d)
The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized, and we amortize such amounts into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums received on loans repaid as interest income when we receive such amounts. Capital structuring fees, amendment fees, consent fees, and any other non-recurring fee income, as well as a management fee and other fee income for services rendered, if any, are recorded as other income when earned.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2024

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

September 30, 2024

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2024 and 2023.

For the three and nine months ended September 30, 2024, the Company recognized $7,893 and $23,650, respectively, in base management fees and $6,077 and $18,097, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2024, $41 and $131, respectively, of such performance-based incentive fees were waived. For the three and nine months ended September 30, 2023, the Company recognized $8,051 and $23,635, respectively, in base management fees and $5,796 and $16,943, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2023, $175 and $410, respectively, of such performance-based incentive fees were waived. The Investment Adviser has agreed to waive incentive fees resulting from income earned due to the accretion of purchase discounts allocated to investments acquired as a result of the Mergers. Fees waived pursuant to the above are not subject to recoupment by the Investment Adviser.

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

September 30, 2024

(in thousands, except share amounts)

including rent. The Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. The Company typically reimburses the Administrator on a quarterly basis.

For the three and nine months ended September 30, 2024, the Company recognized expenses under the Administration Agreement of $1,392 and $4,144, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Company recognized expenses under the Administration Agreement of $1,575 and $4,563 respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2023.
Note 4. Net Asset Value Per Share

At September 30, 2024, the Company’s total net assets and net asset value per share were $992,685 and $18.20, respectively. This compares to total net assets and net asset value per share at December 31, 2023 of $986,639 and $18.09, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Earnings per share (basic & diluted)
Numerator - net increase in net assets resulting from operations:	$22,049	$26,947	$73,148	$52,766
Denominator - weighted average shares:	54,554,634	54,544,634	54,554,634	54,554,639
Earnings per share:	$0.40	$0.49	$1.34	$0.97

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

September 30, 2024

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

Gains and losses for assets and liabilities categorized within the Level 3 tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of September 30, 2024 and December 31, 2023:

Fair Value Measurements

As of September 30, 2024

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,172,929	$—	$1,172,929
Equipment Financing	—	—	198,470	—	198,470
Preferred Equity	—	—	31,033	—	31,033
Common Equity/Equity Interests/Warrants	179	—	620,115	49,302	669,596
Total Investments	$179	$—	$2,022,547	$49,302	$2,072,028

Fair Value Measurements

As of December 31, 2023

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,277,539	$—	$1,277,539
Equipment Financing	—	—	256,819	—	256,819
Preferred Equity	—	—	3,801	—	3,801
Common Equity/Equity Interests/Warrants	281	—	572,427	43,899	616,607
Total Investments	$281	$—	$2,110,586	$43,899	$2,154,766

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets for the three and nine months ended September 30, 2024, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30, 2024:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, June 30, 2024	$1,291,467	$209,457	$2,500	$583,651	$2,087,075
Total gains or losses included in earnings:
Net realized gain (loss)	(2,185)	—	—	(591)	(2,776)
Net change in unrealized gain (loss)	(4,872)	(3,384)	1,525	7,174	443
Purchase of investment securities*	103,735	—	27,008	30,330	161,073
Proceeds from dispositions of investment securities	(215,216)	(7,603)	—	(449)	(223,268)
Transfers in/out of Level 3	—	—	—	—	—
Fair value, September 30, 2024	$1,172,929	$198,470	$31,033	$620,115	$2,022,547
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$1,197	$(3,384)	$1,525	$6,256	$5,594

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2023	$1,277,539	$256,819	$3,801	$572,427	$2,110,586
Total gains or losses included in earnings:
Net realized gain (loss)	(1,776)	—	—	(610)	(2,386)
Net change in unrealized gain (loss)	(806)	(7,831)	161	11,313	2,837
Purchase of investment securities*	293,514	43	27,071	37,434	358,062
Proceeds from dispositions of investment securities	(395,542)	(50,561)	—	(449)	(446,552)
Transfers in/out of Level 3	—	—	—	—	—
Fair value, September 30, 2024	$1,172,929	$198,470	$31,033	$620,115	$2,022,547
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$2,608	$(7,831)	$161	$10,338	$5,276

* Includes PIK capitalization and accretion of discount.

While the Company has not made an election to apply the fair value option of accounting to any of its current debt obligations, if the Company’s debt obligations were carried at fair value at September 30, 2024, the fair value of the Credit Facility, SPV Credit Facility, 2024 Unsecured Notes, 2025 Unsecured Notes, 2026 Unsecured Notes, 2027 Unsecured Notes and 2027 Series F Unsecured Notes (each as defined below) would be $476,777, $165,050, $124,563, $84,235, $72,750, $46,625 and $127,913, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2024

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2024 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2024	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$1,165,102	Income Approach	Market Yield	9.6% – 32.8% (12.3%)
		$7,827	Recovery Analysis	Recoverable Amount	N/A
Equipment Financing	Asset	$85,910	Income Approach	Market Yield	9.1% – 9.1% (9.1%)
		$112,560	Market Multiple(1)	Comparable Multiple	1.2x – 1.5x (1.5x)
Preferred Equity	Asset	$31,033	Income Approach	Market Yield	0.0% – 9.0% (8.3%)
Common Equity/Equity Interests/Warrants	Asset	$174,145	Market Multiple(2)	Comparable Multiple	5.5x –11.3x (8.8x)
		$445,970	Market Approach	Return on Equity	0.0% – 24.2% (12.0%)

(1)
Includes $112,560 of investments valued using an implied multiple.
(2)
Includes $250 of investments valued using a Black-Scholes model and $173,895 of investments valued using an EBITDA multiple.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$476,777	$469,234	(1)	$507,000	$503,358	(1)
SPV Credit Facility	165,050	163,192	(2)	206,250	205,357	(2)
2024 Unsecured Notes	125,000	124,937	(3)	125,000	124,711	(3)
2025 Unsecured Notes	85,000	84,911	(4)	85,000	84,781	(4)
2026 Unsecured Notes	75,000	74,709	(5)	75,000	74,616	(5)
2027 Unsecured Notes	50,000	49,975	(6)	50,000	49,966	(6)
2027 Series F Unsecured Notes	135,000	134,996	(7)	135,000	134,988	(7)
	$1,111,827	$1,101,954		$1,183,250	$1,177,777

(1)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $7,543 and $3,642 as of September 30, 2024 and December 31, 2023, respectively.
(2)
Carrying Value equals the Face Amount net of unamortized debt issuance costs/market discount of $1,858 and $893 as of September 30, 2024 and December 31, 2023, respectively.
(3)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $63 and $289 as of September 30, 2024 and December 31, 2023, respectively.
(4)
Carrying Value equals the Face Amount net of unamortized market discount of $89 and $219 as of September 30, 2024 and December 31, 2023, respectively.
(5)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $291 and $384 as of September 30, 2024 and December 31, 2023, respectively.
(6)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $25 and $34 as of September 30, 2024 and December 31, 2023, respectively.
(7)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $4 and $12 as of September 30, 2024 and December 31, 2023, respectively.

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

September 30, 2024

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

Revolving and Term Loan Facilities

On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to the Company’s assumption of the revolving credit facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 30, 2024 amendment, the commitment under the SPV Credit Facility is $275,000. The stated interest rate on the SPV Credit Facility is SOFR plus 2.25%-2.75% with no SOFR floor requirement, and the current final maturity date is August 30, 2028. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, the Company, as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At September 30, 2024, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $165,050.

On August 16, 2024, the Company closed on Amendment No. 3 to its August 28, 2019 senior secured credit agreement (the “Credit Facility”). Following the amendment, the Credit Facility is now composed of $620,000 of revolving credit and $140,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in August 2029 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At September 30, 2024, outstanding USD equivalent borrowings under the Credit Facility totaled $476,777, composed of $336,777 of revolving credit and $140,000 of term loans.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

The average annualized interest cost for all borrowings for the nine months ended September 30, 2024 and the year ended December 31, 2023 was 6.01% and 5.88%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the SPV Credit Facility, the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the nine months ended September 30, 2024 and the year ended December 31, 2023 were $1,192,250 and $1,273,200, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Per Share Data: (a)
Net asset value, beginning of year	$18.09	$18.33
Net investment income	1.33	1.25
Net realized and unrealized gain (loss)	0.01	(0.29)
Net increase in net assets resulting from operations	1.34	0.96
Distributions to stockholders:
From distributable earnings	(1.23)	(1.23)
From return of capital	—	—
Net asset value, end of period	$18.20	$18.06
Per share market value, end of period	$15.05	$15.39
Total Return (b)(c)	8.28%	20.07%
Net assets, end of period	$992,685	$985,385
Shares outstanding, end of period	54,554,634	54,554,634
Ratios to average net assets (c):
Net investment income	7.32%	6.90%
Operating expenses	4.95%*	4.89%*
Interest and other credit facility expenses	5.58%	5.37%
Total expenses	10.53%*	10.26%*
Average debt outstanding	$1,138,482	$1,161,095
Portfolio turnover ratio	16.5%	22.1%

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

* The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of the performance-based incentive fee waiver (see note 3). For the nine months ended September 30, 2024 and 2023, the ratios of operating expenses to average net assets would be 4.96% and 4.93%, respectively, without the performance-based incentive fee waiver. For the nine months ended September 30, 2024 and 2023, the ratios of total expenses to average net assets would be 10.54% and 10.30%, respectively, without the performance-based incentive fee waiver.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share amounts)

Note 9. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit and SLR Healthcare (each as defined below). The total amount of these unfunded commitments as of September 30, 2024 and December 31, 2023 was $204,595 and $248,692, respectively, comprised of the following:

	September 30, 2024	December 31, 2023
SLR Credit Solutions*	$44,263	$44,263
Western Veterinary Partners LLC	19,456	—
BDG Media, Inc.	12,947	10,146
Arcutis Biotherapeutics, Inc.	12,658	—
Plastic Management, LLC	10,805	—
CVAUSA Management, LLC	10,164	10,164
iCIMS, Inc.	8,234	9,858
SLR Business Credit*	8,000	—
One Touch Direct, LLC	7,410	4,085
SPR Therapeutics, Inc.	6,083	—
Quantcast Corporation	6,039	—
SPAR Marketing Force, Inc.	5,610	8,339
West-NR Parent, Inc.	4,939	5,043
33 Across Inc.	4,744	—
FE Advance, LLC	3,918	—
United Digestive MSO Parent, LLC	3,649	3,909
DeepIntent, Inc.	3,473	3,933
The Townsend Company, LLC	3,354	3,330
Foundation Consumer Brands, LLC	3,009	3,009
Copper River Seafoods, Inc.	2,648	7,051
Erie Construction Mid-west, LLC	2,403	2,403
Urology Management Holdings, Inc.	2,322	1,510
SLR Senior Lending Program LLC*	2,125	7,125
Bayside Opco, LLC	2,093	2,093
Kaseya, Inc.	1,917	3,768
EyeSouth Eye Care Holdco LLC	1,857	983
SLR Healthcare ABL*	1,400	1,400
Ultimate Baked Goods Midco LLC	1,303	2,356
Sightly Enterprises, Inc.	1,293	—
RxSense Holdings LLC	1,250	1,250
Brainjolt LLC	1,203	—
Tilley Distribution, Inc.	1,158	1,158
High Street Buyer, Inc.	631	631
CC SAG Holdings Corp. (Spectrum Automotive)	548	548
ENS Holdings III Corp, LLC	403	576
Southern Orthodontic Partners Management, LLC	377	17,861
All States Ag Parts, LLC	331	321
TAUC Management, LLC	294	294
Shoes for Crews Global, LLC	284	—
Orthopedic Care Partners Management, LLC	—	20,770
Ardelyx, Inc.	—	15,875
Retina Midco, Inc.	—	9,382
Alkeme Intermediary Holdings, LLC	—	8,531
Legacy Service Partners, LLC	—	5,368
Peter C. Foy & Associates Insurance Services, LLC	—	5,062
Luxury Asset Capital, LLC	—	4,500
Vertos Medical, Inc.	—	3,325
AMF Levered II, LLC	—	3,177
UVP Management, LLC	—	2,869
Kid Distro Holdings, LLC	—	2,650
Basic Fun, Inc.	—	2,150
SLR Equipment Finance*	—	2,150
SunMed Group Holdings, LLC	—	1,621
Urology Management Holdings, Inc.	—	1,510
GSM Acquisition Corp	—	862
Medrina, LLC	—	826
Pinnacle Treatment Centers, Inc.	—	643
Crewline Buyer, Inc.	—	530
Exactcare Parent, Inc.	—	352
WCI-BXC Purchaser, LLC	—	332
Vessco Midco Holdings, LLC	—	310
Total Commitments	$204,595	$248,692

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share amounts)

* The Company controls the funding of these commitments and may cancel them at its discretion.

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 10. Capital Share Transactions

As of September 30, 2024 and September 30, 2023, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended September 30, 2024	Three months ended September 30, 2023	Three months ended September 30, 2024	Three months ended September 30, 2023
Shares repurchased	—	—	$—	$—

	Shares		Amount
	Nine months ended September 30, 2024	Nine months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Shares repurchased	—	(746)	$—	$(10)

Note 11. SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of September 30, 2024, total commitments to the revolving credit facility were $300,000.

As of September 30, 2024, SLR Credit had 32 funded commitments to 26 different issuers with total funded loans of approximately $401,420 on total assets of $429,684. As of December 31, 2023, SLR Credit had 31 funded commitments to 26 different issuers with total funded loans of approximately $406,554 on total assets of $438,422. As of September 30, 2024 and December 31, 2023, the largest loan outstanding totaled $30,000 and $30,000, respectively. For the same periods, the average exposure per issuer was $15,439 and $15,637, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $208,299 and $218,878 of borrowings outstanding at September 30, 2024 and December 31, 2023, respectively. For the three months ended September 30, 2024 and 2023, SLR Credit had net income of $8,761 and $4,315, respectively, on gross income of $13,717 and $13,897, respectively. For the nine months ended September 30, 2024 and 2023, SLR Credit had net income of

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share amounts)

$21,340 and $1,411, respectively, on gross income of $42,313 and $42,350, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

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

As of September 30, 2024, SLR Equipment had 293 funded equipment-backed leases and loans to 158 different customers with a total net investment in leases and loans of approximately $274,270 on total assets of $321,524. As of December 31, 2023, SLR Equipment had 150 funded equipment-backed leases and loans to 62 different customers with a total net investment in leases and loans of approximately $203,674 on total assets of $254,656. As of September 30, 2024 and December 31, 2023, the largest position outstanding totaled $17,883 and $17,943, respectively. For the same periods, the average exposure per customer was $1,736 and $3,285, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $216,936 and $137,178 of borrowings outstanding at September 30, 2024 and December 31, 2023, respectively. For the three months ended September 30, 2024 and 2023, SLR Equipment had net loss of $2,328 and $1,176, respectively, on gross income of $5,596 and $4,783, respectively. For the nine months ended September 30, 2024 and 2023, SLR Equipment had net loss of $6,061 and $2,193, respectively, on gross income of $15,734 and $15,174, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

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

As of September 30, 2024 and December 31, 2023, KBHT had total assets of $872,003 and $857,346, respectively. For the same periods, debt recourse to KBHT totaled $251,748 and $249,807, respectively, and non-recourse debt totaled $416,542 and $367,082, respectively. None of the debt is recourse to the Company. For the three months ended September 30, 2024 and 2023, KBHT had net income of $2,890 and $2,129, respectively, on gross income of $83,092 and $85,544, respectively. For the nine months ended September 30, 2024 and 2023, KBHT had net income of $7,493 and $7,151, respectively, on gross income of $241,586 and $229,051, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

Note 14. SLR Healthcare ABL

SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”), on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of September 30, 2024, SLR Healthcare’s management team and the Company owned approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share amounts)

Effective upon an amendment dated September 19, 2024, SLR Healthcare has a $160,000 non-recourse credit facility, which is expandable to $200,000 under its accordion facility. The maturity date of this facility is March 31, 2026.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2024, the portfolio totaled approximately $274,000 of commitments with a total net investment in loans of $113,350 on total assets of $120,859. As of December 31, 2023, the portfolio totaled approximately $255,000 of commitments with a total net investment in loans of $111,264 on total assets of $118,563. At September 30, 2024, the portfolio consisted of 45 issuers with an average balance of approximately $2,519 versus 42 issuers with an average balance of approximately $2,649 at December 31, 2023. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $87,400 and $84,700 of borrowings outstanding at September 30, 2024 and December 31, 2023, respectively. For the three months ended September 30, 2024 and 2023, SLR Healthcare had net income of $1,289 and $1,532, respectively, on gross income of $4,997 and $4,833, respectively. For the nine months ended September 30, 2024 and 2023, SLR Healthcare had net income of $3,898 and $3,925, respectively, on gross income of $14,874 and $13,109, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 15. SLR Business Credit

SUNS acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. SUNS invested approximately $51,000 to effect the transaction. Subsequently, SUNS contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, SUNS and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. SUNS and ESP SSC Corporation then owned 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized businesses. As part of this transaction, SUNS’s 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15,500 transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies are doing business as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of $66,671 was financed with equity from SUNS of $19,000 and borrowings on NMC’s credit facility of $47,671. SLRC acquired SLR Business Credit in connection with the Mergers on April 1, 2022. On September 27, 2024, NMC acquired an asset-based factoring portfolio and operations from Webster Bank, N.A.’s Commercial Services Division. The transaction purchase price of approximately $115,000 was funded with $30,000 of equity from the Company and the remaining $85,000 from borrowings on NMC’s credit facility.

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2024, the portfolio totaled approximately $927,170 of commitments, of which, on a net basis, approximately $352,500 were funded, on total assets of $580,648. As of December 31, 2023, the portfolio totaled approximately $610,949 of commitments, of which $273,541 were funded, on total assets of $315,335. At September 30, 2024, the portfolio consisted of 193 issuers with an average balance of approximately $2,712 versus 102 issuers with an average balance of approximately $2,681 at December 31, 2023. NMC has a senior credit facility with a bank lending group for $325,307 which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $293,826 and $222,917 of borrowings outstanding at September 30, 2024 and December 31, 2023, respectively. For the three months ended September 30, 2024 and 2023, SLR Business Credit had net income of $824 and $1,779 respectively, on gross income of $9,567 and $9,709, respectively. For the nine months ended September 30, 2024 and 2023, SLR Business Credit had net income of $6,329 and $5,211 respectively, on gross income of $31,172 and $27,868, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

Note 16. Stock Repurchase Program

On May 7, 2024, our Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share amounts)

outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 7, 2025 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no share repurchases during the three and nine months ended September 30, 2024. For the fiscal year ended December 31, 2023, the Company repurchased 746 shares at an average price of approximately $14.02 per share, inclusive of commissions. The total dollar amount of shares repurchased for the fiscal year ended December 31, 2023 was $10.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2024

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a $100,000 senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. On October 20, 2023, the SSLP Facility was expanded to $150,000. Effective with an amendment on March 25, 2024, the SSLP Facility is scheduled to mature on December 12, 2028 and generally bears interest at a rate of SOFR plus 2.90%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At September 30, 2024, there were $123,600 of borrowings outstanding on the SSLP Facility.

As of September 30, 2024 and December 31, 2023, the Company and the Investor had contributed combined equity capital in the amount of $95,750 and $85,750, respectively. As of September 30, 2024 and December 31, 2023, the Company and the Investor’s combined remaining commitments to SSLP totaled $4,250 and $14,250, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.

As of September 30, 2024 and December 31, 2023, SSLP had total assets of $224,850 and $195,868, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 37 and 32 different borrowers, respectively. For the three months ended September 30, 2024, SSLP invested $4,331 in 7 portfolio companies. Investments prepaid totaled $21,307 for the three months ended September 30, 2024. For the three months ended September 30, 2023, SSLP invested $57,456 in 16 portfolio companies. Investments prepaid totaled $1,658 for the three months ended September 30, 2023.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share amounts)

SSLP Portfolio as of September 30, 2024

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Accession Risk Management Group, Inc.	Insurance	S+475	0.75%	9.35%	11/1/29	$6,905	$6,882	$6,905
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	10.87%	5/9/25	2,908	2,908	2,908
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+575	1.00%	10.35%	10/28/26	5,999	5,860	5,879
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+600	1.00%	10.96%	9/1/26	2,117	2,117	2,117
Apex Service Partners, LLC	Diversified Consumer Services	S+650	1.00%	11.17%	10/24/30	5,988	5,852	6,046
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+650	1.00%	12.01%	11/29/24	3,114	3,111	3,114
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	9.87%	6/11/27	4,002	4,002	4,002
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	9.85%	6/29/28	8,900	8,900	8,900
Crewline Buyer, Inc.	IT Services	S+675	1.00%	11.35%	11/8/30	5,084	4,963	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.12%	5/22/29	5,371	5,227	5,371
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	S+475	1.00%	9.45%	12/31/25	1,077	1,077	1,077
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	10.09%	7/30/27	8,114	8,114	8,114
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	10.73%	11/5/29	3,211	3,130	3,211
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	10.80%	10/5/2029	2,652	2,601	2,652
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.74%	1/3/29	5,910	5,766	5,910
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	11.50%	2/12/27	8,275	8,275	8,275
High Street Buyer, Inc.	Insurance	S+525	0.75%	9.85%	4/16/28	7,546	7,546	7,546
iCIMS, Inc.(4)	Software	S+725	0.75%	12.56%	8/18/28	3,192	3,154	3,192
Kaseya, Inc.(4)	Software	S+550	0.75%	10.75%	6/23/29	9,150	9,150	9,150
Kid Distro Holdings, LLC	Software	S+475	1.00%	10.15%	10/1/29	8,871	8,871	8,871
Legacy Service Partners, LLC	Diversified Consumer Services	S+575	1.00%	10.50%	1/9/29	2,803	2,737	2,803
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+675	1.00%	11.70%	3/1/29	6,074	5,914	6,074
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	11.55%	10/20/29	2,392	2,337	2,392
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.35%	7/8/26	5,848	5,738	5,848
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.70%	8/18/27	5,594	5,457	5,594
Retina Midco, Inc.(4)	Health Care Providers & Services	S+600	1.00%	10.86%	1/31/26	9,943	9,791	9,943
RQM+ Corp.(4)	Life Sciences Tools & Services	S+575	1.00%	10.62%	8/12/26	5,909	5,909	5,673
RxSense Holdings LLC(4)	Diversified Consumer Services	S+500	1.00%	10.35%	3/13/26	8,898	8,898	8,898
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.85%	6/16/28	8,879	8,879	8,879
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+625	1.00%	11.10%	8/15/29	3,584	3,506	3,584
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	10.75%	12/31/26	5,622	5,622	5,509
Ultimate Baked Goods Midco LLC(4)	Packaged Foods & Meats	S+625	1.00%	11.41%	8/13/27	8,886	8,886	8,886
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.25%	3/30/29	3,475	3,384	3,475
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+550	1.00%	10.70%	6/15/26	3,675	3,594	3,638
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.00%	9/15/25	4,871	4,796	4,871
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	11.48%	11/6/30	2,882	2,815	2,882
West-NR Parent, Inc.(4)	Insurance	S+625	1.00%	10.95%	12/27/27	6,807	6,696	6,807
							$202,465	$204,080

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of September 30, 2024.
(3)
Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)
The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2024

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2024

(in thousands, except share amounts)

Below is certain summarized financial information for SSLP as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and September 30, 2023:

	September 30, 2024	December 31, 2023
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $202,465 and $186,059, respectively)	$204,080	$187,255
Cash and other assets	20,770	8,613
Total assets	$224,850	$195,868
Debt outstanding ($123,600 and $106,900 face amounts, respectively, reported net of unamortized debt issuance costs of $1,746 and $1,697, respectively)	$121,854	$105,203
Distributions payable	3,368	1,900
Interest payable and other credit facility related expenses	549	551
Accrued expenses and other payables	476	416
Total liabilities	$126,247	$108,070
Members’ equity	$98,603	$87,798
Total liabilities and members’ equity	$224,850	$195,868

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Selected Income Statement Information for SSLP:
Interest income	$6,375	$2,757	$18,960	$5,371
Service fees*	132	66	392	123
Interest and other credit facility expenses	2,800	1,773	8,438	4,025
Other general and administrative expenses	46	32	136	89
Total expenses	2,978	1,871	8,966	4,237
Net investment income	$3,397	$886	$9,994	$1,134
Realized gain on investments	—	—	—	30
Net change in unrealized gain (loss) on investments	29	177	420	538
Net realized and unrealized gain (loss) on investments	$29	$177	$420	$568
Net income	$3,426	$1,063	$10,414	$1,702

* Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Note 18. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On November 6, 2024, the Board declared a quarterly distribution of $0.41 per share payable on December 27, 2024 to holders of record as of December 13, 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Investment Corp.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of September 30, 2024, the related consolidated statements of operations and changes in net assets, for the three-month and nine-month periods ended September 30, 2024 and 2023, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

November 6, 2024

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
•
the ability of the Investment Adviser to adequately allocate investment opportunities among the Company and the Investment Adviser’s other advisory clients;
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

Overview

SLR Investment Corp. (the “Company,” “SLRC,” “we” or “our”), a Maryland corporation formed in November 2007, is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Recent Developments

On November 6, 2024, the Board declared a quarterly distribution of $0.41 per share payable on December 27, 2024 to holders of record as of December 13, 2024.

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

Portfolio and Investment Activity

During the three months ended September 30, 2024, we invested approximately $157.1 million across 25 portfolio companies. This compares to investing approximately $187.4 million in 35 portfolio companies during the three months ended September 30, 2023. Investments sold, prepaid or repaid during the three months ended September 30, 2024 totaled approximately $223.5 million versus approximately $205.6 million for the three months ended September 30, 2023.

At September 30, 2024, our portfolio consisted of 131 portfolio companies and was invested 33.0% in cash flow senior secured loans, 32.6% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 21.5% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 12.9% in life science investments, in each case, measured at fair value, versus 154 portfolio companies invested 37.1% in cash flow senior secured loans, 25.2% in asset-based senior secured loans / SLR Credit / SLR Healthcare ABL / SLR Business Credit, 22.6% in equipment senior secured financings / SLR Equipment / KBH, and 15.1% in life science investments, in each case, measured at fair value, at September 30, 2023.

At September 30, 2024, 80.8%, or $1.66 billion, of our income producing investment portfolio* was floating rate and 19.2%, or $393.8 million, was fixed rate, measured at fair value. At September 30, 2023, 78.4%, or $1.68 billion, of our income producing investment portfolio* is floating rate and 21.6% or $462.1 million is fixed rate, measured at fair value. As of September 30, 2024 and 2023, we had one and two issuers, respectively, on non-accrual status.

* We have included SLR Credit Solutions, SLR Equipment Finance, SLR Healthcare ABL, SLR Business Credit and Kingsbridge Holdings, LLC within our income producing investment portfolio.

SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions, f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of September 30, 2024, total commitments to the revolving credit facility were $300 million.

As of September 30, 2024, SLR Credit had 32 funded commitments to 26 different issuers with total funded loans of approximately $401.4 million on total assets of $429.7 million. As of December 31, 2023, SLR Credit had 31 funded commitments to 26 different issuers with total funded loans of approximately $406.6 million on total assets of $438.4 million. As of September 30, 2024 and December 31, 2023, the largest loan outstanding totaled $30.0 million and $30.0 million, respectively. For the same periods, the average exposure per issuer was $15.4 million and $15.6 million, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $208.3 million and $218.9 million of borrowings outstanding at September 30, 2024 and December 31, 2023, respectively. For the three months ended September 30, 2024 and 2023, SLR Credit had net income of $8.8 million and $4.3 million, respectively, on gross income of $13.7 million and $13.9 million, respectively. For the nine months ended September 30, 2024 and 2023, SLR Credit had net income of $21.3 million and $1.4 million, respectively, on gross income of $42.3 million and $42.4 million, respectively. Due to timing and non-cash items, there may be material differences between U.S. generally accepted accounting principles (“GAAP”) net income and cash available for distributions. As such, and subject to fluctuations in SLR

Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.

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

As of September 30, 2024, SLR Equipment had 293 funded equipment-backed leases and loans to 158 different customers with a total net investment in leases and loans of approximately $274.3 million on total assets of $321.5 million. As of December 31, 2023, SLR Equipment had 150 funded equipment-backed leases and loans to 62 different customers with a total net investment in leases and loans of approximately $203.7 million on total assets of $254.7 million. As of September 30, 2024 and December 31, 2023, the largest position outstanding totaled $17.9 million and $17.9 million, respectively. For the same periods, the average exposure per customer was $1.7 million and $3.3 million, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $216.9 million and $137.2 million of borrowings outstanding at September 30, 2024 and December 31, 2023, respectively. For the three months ended September 30, 2024 and 2023, SLR Equipment had net loss of $2.3 million and $1.2 million, respectively, on gross income of $5.6 million and $4.8 million, respectively. For the nine months ended September 30, 2024 and 2023, SLR Equipment had net loss of $6.1 million and $2.2 million, respectively, on gross income of $15.7 million and $15.2 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

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

As of September 30, 2024 and December 31, 2023, KBHT had total assets of $872.0 million and $857.3 million, respectively. For the same periods, debt recourse to KBHT totaled $251.7 million and $249.8 million, respectively, and non-recourse debt totaled $416.5 million and $367.1 million, respectively. None of the debt is recourse to the Company. For the three months ended September 30, 2024 and 2023, KBHT had net income of $2.9 million and $2.1 million, respectively, on gross income of $83.1 million and $85.5 million, respectively. For the nine months ended September 30, 2024 and 2023, KBHT had net income of $7.5 million and $7.2 million, respectively, on gross income of $241.6 million and $229.1 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

SLR Healthcare ABL

SLR Senior Investment Corp. (“SUNS”) acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare ABL was approximately $32.8 million. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of September 30, 2024, SLR Healthcare’s management team and the Company owned approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers (as defined in Note 1 to the Company’s Consolidated Financial Statements) on April 1, 2022. Effective with an amendment dated September 19, 2024, SLR Healthcare has a $160 million non-recourse credit facility, which is expandable to $200 million under its accordion facility. The maturity date of this facility is March 31, 2026.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2024, the portfolio totaled approximately $274.0 million of commitments with a total net investment in loans of $113.4 million on total assets of $120.9 million. As of December 31, 2023, the portfolio totaled approximately $255.0 million of commitments with a total net investment in loans of $111.3 million on total assets of $118.6 million. At September 30, 2024, the portfolio consisted of 45 issuers with an average balance of approximately $2.5 million versus 42 issuers with an average balance of approximately $2.6 million at December 31, 2023. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $87.4 million and $84.7 million of borrowings outstanding at September 30, 2024 and December 31, 2023, respectively. For the three months ended September 30, 2024 and 2023, SLR Healthcare had net income of $1.3 million and $1.5 million, respectively, on gross income of $5.0 million and $4.8 million, respectively. For the nine months ended September 30, 2024 and 2023, SLR Healthcare had net income of $3.9 million and $3.9 million, respectively, on gross income of $14.9 million and $13.1 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayment of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.

SLR Business Credit

SUNS acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. SUNS invested approximately $51.0 million to effect the transaction. Subsequently, SUNS contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, SUNS and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. SUNS and ESP SSC Corporation then owned 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized businesses. As part of this transaction, SUNS’s 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15.5 million transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies are doing business as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of $66.7 million was financed with equity from SUNS of $19.0 million and borrowings on NMC’s credit facility of $47.7 million. SLRC acquired SLR Business Credit in connection with the Mergers on April 1, 2022. On September 27, 2024, NMC acquired an asset-based factoring portfolio and operations from Webster Bank, N.A.’s Commercial Services Division. The transaction purchase price of approximately $115 million was funded with $30 million of equity from the Company and the remaining $85 million from borrowings on NMC’s credit facility.

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2024, the portfolio totaled approximately $927.2 million of commitments, of which, on a net basis, approximately $352.5 million were funded, on total assets of $580.6 million. As of December 31, 2023, the portfolio totaled approximately $610.9 million of commitments, of which $273.5 million were funded, on total assets of $315.3 million. At September 30, 2024, the portfolio consisted of 193 issuers with an average balance of approximately $2.7 million versus 102 issuers with an average balance of approximately $2.7 million at December 31, 2023. NMC has a senior credit facility with a bank lending group for $325.3 million, which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $293.8 million and $222.9 million of borrowings outstanding at September 30, 2024 and December 31, 2023, respectively. For the three months ended September 30, 2024 and 2023, SLR Business Credit had net income of $0.8 million and $1.8 million, respectively, on gross income of $9.6 million and $9.7 million, respectively. For the nine months ended September 30, 2024 and 2023, SLR Business Credit had net income of $6.3 million and $5.2 million, respectively, on gross income of $31.2 million and $27.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

Stock Repurchase Program

On May 7, 2024, our Board authorized an extension of a program for the purpose of repurchasing up to $50 million of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 7, 2025 or until $50 million of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no share repurchases during the three and nine months ended September 30, 2024. For the fiscal year ended December 31, 2023, the Company repurchased 746 shares at an average price of approximately $14.02 per share, inclusive of commissions. The total dollar amount of shares repurchased for the fiscal year ended December 31, 2023 was $0.01 million.

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a $100 million senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. On October 20, 2023, the SSLP Facility was expanded to $150 million. Effective with an amendment on March 25, 2024, the SSLP Facility is scheduled to mature on December 12, 2028 and generally bears interest at a rate of SOFR plus 2.90%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At September 30, 2024, there were $123.6 million of borrowings outstanding on the SSLP Facility.

As of September 30, 2024 and December 31, 2023, the Company and the Investor had contributed combined equity capital in the amount of $95.75 million and $85.75 million, respectively. As of September 30, 2024 and December 31, 2023, the Company and the Investor’s combined remaining commitments to SSLP totaled $4.25 million and $14.25 million, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.

As of September 30, 2024 and December 31, 2023, SSLP had total assets of $224.9 million and $195.9 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 37 and 32 different borrowers, respectively. For the three months ended September 30, 2024, SSLP invested $4.3 million in 7 portfolio companies. Investments prepaid totaled $21.3 million for the three months ended September 30, 2024. For the three months ended September 30, 2023, SSLP invested $57.5 million in 16 portfolio companies. Investments prepaid totaled $1.7 million for the three months ended September 30, 2023.

SSLP Portfolio as of September 30, 2024 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Accession Risk Management Group, Inc.	Insurance	S+475	0.75%	9.35%	11/1/29	$6,905	$6,882	$6,905
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	10.87%	5/9/25	2,908	2,908	2,908
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+575	1.00%	10.35%	10/28/26	5,999	5,860	5,879
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+600	1.00%	10.96%	9/1/26	2,117	2,117	2,117
Apex Service Partners, LLC	Diversified Consumer Services	S+650	1.00%	11.17%	10/24/30	5,988	5,852	6,046
Atria Wealth Solutions, Inc. (4)	Diversified Financial Services	S+650	1.00%	12.01%	11/29/24	3,114	3,111	3,114
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	9.87%	6/11/27	4,002	4,002	4,002
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	9.85%	6/29/28	8,900	8,900	8,900
Crewline Buyer, Inc.	IT Services	S+675	1.00%	11.35%	11/8/30	5,084	4,963	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.12%	5/22/29	5,371	5,227	5,371
ENS Holdings III Corp. & ES Opco USA LLC (4)	Trading Companies & Distributors	S+475	1.00%	9.45%	12/31/25	1,077	1,077	1,077
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	10.09%	7/30/27	8,114	8,114	8,114
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	10.73%	11/5/29	3,211	3,130	3,211
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	10.80%	10/5/2029	2,652	2,601	2,652
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.74%	1/3/29	5,910	5,766	5,910
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	11.50%	2/12/27	8,275	8,275	8,275
High Street Buyer, Inc.	Insurance	S+525	0.75%	9.85%	4/16/28	7,546	7,546	7,546
iCIMS, Inc.(4)	Software	S+725	0.75%	12.56%	8/18/28	3,192	3,154	3,192
Kaseya, Inc.(4)	Software	S+550	0.75%	10.75%	6/23/29	9,150	9,150	9,150
Kid Distro Holdings, LLC	Software	S+475	1.00%	10.15%	10/1/29	8,871	8,871	8,871
Legacy Service Partners, LLC	Diversified Consumer Services	S+575	1.00%	10.50%	1/9/29	2,803	2,737	2,803
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+675	1.00%	11.70%	3/1/29	6,074	5,914	6,074
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	11.55%	10/20/29	2,392	2,337	2,392
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.35%	7/8/26	5,848	5,738	5,848
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.70%	8/18/27	5,594	5,457	5,594
Retina Midco, Inc.(4)	Health Care Providers & Services	S+600	1.00%	10.86%	1/31/26	9,943	9,791	9,943
RQM+ Corp.(4)	Life Sciences Tools & Services	S+575	1.00%	10.62%	8/12/26	5,909	5,909	5,673
RxSense Holdings LLC(4)	Diversified Consumer Services	S+500	1.00%	10.35%	3/13/26	8,898	8,898	8,898
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.85%	6/16/28	8,879	8,879	8,879
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+625	1.00%	11.10%	8/15/29	3,584	3,506	3,584
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	10.75%	12/31/26	5,622	5,622	5,509
Ultimate Baked Goods Midco LLC(4)	Packaged Foods & Meats	S+625	1.00%	11.41%	8/13/27	8,886	8,886	8,886
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.25%	3/30/29	3,475	3,384	3,475
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+550	1.00%	10.70%	6/15/26	3,675	3,594	3,638
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.00%	9/15/25	4,871	4,796	4,871
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	11.48%	11/6/30	2,882	2,815	2,882
West-NR Parent, Inc.(4)	Insurance	S+625	1.00%	10.95%	12/27/27	6,807	6,696	6,807
							$202,465	$204,080

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of September 30, 2024.
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

Below is certain summarized financial information for SSLP as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023:

	September 30, 2024	December 31, 2023
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $202,465 and $186,059, respectively)	$204,080	$187,255
Cash and other assets	20,770	8,613
Total assets	$224,850	$195,868
Debt outstanding ($123,600 and $106,900 face amounts, respectively, reported net of unamortized debt issuance costs of $1,746 and $1,697, respectively)	$121,854	$105,203
Distributions payable	3,368	1,900
Interest payable and other credit facility related expenses	549	551
Accrued expenses and other payables	476	416
Total liabilities	$126,247	$108,070
Members’ equity	$98,603	$87,798
Total liabilities and members’ equity	$224,850	$195,868

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Selected Income Statement Information for SSLP (in thousands):
Interest income	$6,375	$2,757	$18,960	$5,371
Service fees*	132	66	392	123
Interest and other credit facility expenses	2,800	1,773	8,438	4,025
Other general and administrative expenses	46	32	136	89
Total expenses	2,978	1,871	8,966	4,237
Net investment income	$3,397	$886	$9,994	$1,134
Realized gain on investments	—	—	—	30
Net change in unrealized gain (loss) on investments	29	177	420	538
Net realized and unrealized gain (loss) on investments	$29	$177	$420	$568
Net income	$3,426	$1,063	$10,414	$1,702

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflect the payment deferral and increased credit risks associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and nine months ended September 30, 2024, capitalized PIK income totaled $1.4 million and $6.1 million, respectively. For the three and nine months ended September 30, 2023, capitalized PIK income totaled $2.7 million and $8.9 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons for the three and nine months ended September 30, 2024 and September 30, 2023 are presented below:

Investment Income

For the three and nine months ended September 30, 2024, gross investment income totaled $59.8 million and $176.8 million, respectively. For the three and nine months ended September 30, 2023, gross investment income totaled $59.6 million and $169.5 million, respectively. The increase in gross investment income for the year over year three and nine month periods was primarily due to the growth of the SSLP portfolio as well as an increase in average index rates.

Expenses

Net expenses totaled $35.4 million and $104.3 million, respectively, for the three and nine months ended September 30, 2024, of which $14.0 million and $41.7 million, respectively, were base management fees and performance-based incentive fees and $18.9 million and $55.3 million, respectively, were interest and other credit facility expenses. Other general and administrative expenses totaled $2.6 million and $7.4 million, respectively, for the three and nine months ended September 30, 2024. Over the same periods, $41 thousand and $0.1 million of performance-based incentive fees were waived. Net expenses totaled $36.3 million and $101.3 million, respectively, for the three and nine months ended September 30, 2023, of which $13.8 million and $40.6 million, respectively, were base management fees and performance-based incentive fees and $19.9 million and $53.0 million, respectively, were interest and other credit facility expenses. Other general and administrative expenses totaled $2.7 million and $8.2 million, respectively, for the three and nine months ended September 30, 2023. Over the same periods, $0.2 million and $0.4 million of performance-based incentive fees were waived. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses for the year over year three month periods was primarily due to lower interest expense from a decrease in average borrowings as well as a decrease in the spread and index rates on borrowings. The increase in expenses for the year over year nine month periods was primarily due to higher interest expense from an increase in average borrowings as well as an increase in incentive fees due to comparatively higher investment income.

Net Investment Income

The Company’s net investment income totaled $24.3 million and $72.5 million, or $0.45 and $1.33, per average share, respectively, for the three and nine months ended September 30, 2024. The Company’s net investment income totaled $23.4 million and $68.2 million, or $0.43 and $1.25, per average share, respectively, for the three and nine months ended September 30, 2023.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $224 million and $447 million, respectively, for the three and nine months ended September 30, 2024. Net realized losses over the same periods were $2.7 million and $2.5 million, respectively. The Company had investment sales and prepayments totaling approximately $206 million and $473 million, respectively, for the three and nine months ended September 30, 2023. Net realized losses over the same periods were $31.0 million and $29.8 million, respectively. Net realized losses for the three and nine months ended September 30, 2024 were primarily due to the exit of our investments in NSPC Holdings LLC and NSPC Intermediate Corp. Net realized losses for the three and nine months ended September 30, 2023 were primarily related to our investment in American Teleconferencing Services, Ltd.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2024, net change in unrealized gain (loss) on the Company’s assets totaled $0.4 million and $3.1 million, respectively. Net unrealized gain for the three months ended September 30, 2024 was primarily due to appreciation in the value of our investments in KBH Topco, LLC, Outset Medical, Inc. and Bayside Parent, LLC, among others, partially offset by the reversal of previously recognized unrealized appreciation on our investments in Neuronetics, Inc. and Alimera Sciences, Inc. as well as depreciation in the value of our investment in SLR Equipment Finance and Logix Holding Company, among others.. Net unrealized gain for the nine months ended September 30, 2024 was primarily due to appreciation in the value of our investments in KBH Topco, LLC, SLR Credit Solutions, Outset Medical, Inc. and Bayside Parent, LLC, among others, partially offset the reversal of previously recognized unrealized appreciation on our investment in Alimera Sciences, Inc. as well as by depreciation in the value of our investments in SLR Equipment Finance, SOINT, LLC and RQM+ Corp., among others. For the three and nine months ended September 30, 2023, net change in unrealized gain on the Company’s assets totaled $34.5 million and $14.4 million, respectively. Net unrealized gain for the three months ended September 30, 2023 is primarily due to the reversal of previously recognized unrealized depreciation on our investment in American Teleconferencing Services, Ltd. as well as appreciation in the value of our investments in Alimera Sciences, Inc. and SLR Credit Solutions, among others, partially offset by depreciation in the value of our investments in KBH Topco, LLC, among others. Net unrealized gain for the nine months ended September 30, 2023 is primarily due to the reversal of previously recognized unrealized depreciation on our investment in American Teleconferencing Services, Ltd. as well as appreciation in the value of our investments in Alimera Sciences, Inc., among others, partially offset by depreciation in the value of our investments in Oldco AI, LLC (f/k/a AmeriMark), SLR Credit Solutions and KBT Topco, LLC, among others.

Net Increase in Net Assets From Operations

For the three and nine months ended September 30, 2024, the Company had a net increase in net assets resulting from operations of $22.0 million and $73.1 million, respectively. For the same periods, earnings per average share were $0.4 and $1.34, respectively. For the three and nine months ended September 30, 2023, the Company had a net increase in net assets resulting from operations of $26.9 million and $52.8 million, respectively. For the same periods, earnings per average share were $0.49 and $0.97, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility and SPV Credit Facility, the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes and the 2027 Series F Unsecured Notes (each as defined below and, collectively, the “Debt Instruments”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of September 30, 2024, we had a total of $393.2 million of collective unused borrowing capacity under the Credit Facility and SPV Credit Facility, subject to borrowing base limits.

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

Debt

On April 1, 2022, we entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to our assumption of the revolving credit facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 30, 2024 amendment, the commitment under the SPV Credit Facility is $275 million. The stated interest rate on the SPV Credit Facility is SOFR plus 2.25%-2.75% with no SOFR floor requirement, and the current final maturity date is August 30, 2028. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we, as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At September 30, 2024, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $165.1 million.

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

On January 6, 2022, the Company closed a private offering of $135 million of unsecured notes with a fixed interest rate of 3.33% and a maturity date of January 6, 2027 (the “2027 Series F Unsecured Notes”). Interest on the 2027 Series F Unsecured Notes

is due semi-annually on January 6 and July 6. The 2027 Series F Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On August 16, 2024, the Company closed on Amendment No. 3 to its August 28, 2019 senior secured credit agreement (the “Credit Facility”). Following the amendment, the Credit Facility is now composed of $620 million of revolving credit and $140 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in August 2029 and includes ratable amortization in the final year. The Credit Facility may be increased up to $800 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At September 30, 2024, outstanding USD equivalent borrowings under the Credit Facility totaled $501.0 million, composed of $336.8 million of revolving credit and $140.0 million of term loans.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At September 30, 2024, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time to time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held a face amount of $325 million in cash equivalents as of September 30, 2024.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of September 30, 2024:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$501.8	$—	$—	$501.8	$—
Unsecured senior notes	470.0	210.0	260.0	—	—
Term loans	140.0	—	—	140.0	—

(1)
As of September 30, 2024, we had a total of $393.2 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table (in thousands) as of the quarter ended September 30, 2024 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2024 (through September 30, 2024)	$336,777	$573	—	N/A
Fiscal 2023	407,000	631	—	N/A
Fiscal 2022	293,000	513	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
SPV Credit Facility
Fiscal 2024 (through September 30, 2024)	165,050	281	—	N/A
Fiscal 2023	206,250	320	—	N/A
Fiscal 2022	155,200	272	—	N/A
2022 Unsecured Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2023	—	—	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2024 (through September 30, 2024)	125,000	213	—	N/A
Fiscal 2023	125,000	194	—	N/A
Fiscal 2022	125,000	219	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2025 Unsecured Notes
Fiscal 2024 (through September 30, 2024)	$85,000	$145	—	N/A
Fiscal 2023	85,000	132	—	N/A
Fiscal 2022	85,000	149	—	N/A
2026 Unsecured Notes
Fiscal 2024 (through September 30, 2024)	75,000	128	—	N/A
Fiscal 2023	75,000	116	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2024 (through September 30, 2024)	50,000	85	—	N/A
Fiscal 2023	50,000	77	—	N/A
Fiscal 2022	50,000	88	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2024 (through September 30, 2024)	135,000	230	—	N/A
Fiscal 2023	135,000	209	—	N/A
Fiscal 2022	135,000	237	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Term Loans
Fiscal 2024 (through September 30, 2024)	140,000	238	—	N/A
Fiscal 2023	100,000	155	—	N/A
Fiscal 2022	100,000	175	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2024 (through September 30, 2024)	$1,111,827	$1,893	—	N/A
Fiscal 2023	1,183,250	1,834	—	N/A
Fiscal 2022	1,093,200	1,915	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A

(1)
Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of September 30, 2024, asset coverage was 189.3%.
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

Off-Balance Sheet Arrangements

From time to time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2024 and December 31, 2023, respectively:

(in millions)	September 30, 2024	December 31, 2023
SLR Credit Solutions*	$44.3	$44.3
Western Veterinary Partners LLC	19.5	—
BDG Media, Inc.	12.9	10.1
Arcutis Biotherapeutics, Inc.	12.7	—
Plastic Management, LLC	10.8	—
CVAUSA Management, LLC	10.2	10.2
iCIMS, Inc.	8.2	9.8
SLR Business Credit*	8.0	—
One Touch Direct, LLC	7.4	4.1
SPR Therapeutics, Inc.	6.1	—
Quantcast Corporation	6.0	—
SPAR Marketing Force, Inc.	5.6	8.3
West-NR Parent, Inc.	4.9	5.0
33 Across Inc.	4.7	—
FE Advance, LLC	3.9	—
United Digestive MSO Parent, LLC	3.7	3.9
DeepIntent, Inc.	3.5	3.9
The Townsend Company, LLC	3.4	3.3
Foundation Consumer Brands, LLC	3.0	3.0
Copper River Seafoods, Inc.	2.6	7.1
Erie Construction Mid-west, LLC	2.4	2.4
Urology Management Holdings, Inc.	2.3	—
SLR Senior Lending Program LLC*	2.1	7.1
Bayside Opco, LLC	2.1	2.1
Kaseya, Inc.	1.9	3.8
EyeSouth Eye Care Holdco LLC	1.9	1.0
SLR Healthcare ABL*	1.4	1.4
Ultimate Baked Goods Midco LLC	1.3	2.4
Sightly Enterprises, Inc.	1.3	—
RxSense Holdings LLC	1.3	1.3
Brainjolt LLC	1.2	—
Tilley Distribution, Inc.	1.2	1.2
High Street Buyer, Inc.	0.6	0.6
CC SAG Holdings Corp. (Spectrum Automotive)	0.5	0.5
ENS Holdings III Corp, LLC	0.4	0.6
Southern Orthodontic Partners Management, LLC	0.4	17.9
All States Ag Parts, LLC	0.3	0.3
TAUC Management, LLC	0.3	0.3
Shoes for Crews Global, LLC	0.3	—
Orthopedic Care Partners Management, LLC	—	20.8
Ardelyx, Inc.	—	15.9
Retina Midco, Inc.	—	9.4
Alkeme Intermediary Holdings, LLC	—	9
Legacy Service Partners, LLC	—	5.4
Peter C. Foy & Associates Insurance Services, LLC	—	5.1
Luxury Asset Capital, LLC	—	4.5
Vertos Medical, Inc.	—	3.3
AMF Levered II, LLC	—	3.2
UVP Management, LLC	—	2.9
Kid Distro Holdings, LLC	—	2.7
Basic Fun, Inc.	—	2.1
SLR Equipment Finance*	—	2.1
SunMed Group Holdings, LLC	—	1.6
Urology Management Holdings, Inc.	—	1.5
GSM Acquisition Corp	—	0.9
Medrina, LLC	—	0.8
Pinnacle Treatment Centers, Inc.	—	0.6
Crewline Buyer, Inc.	—	0.5
Exactcare Parent, Inc.	—	0.4
WCI-BXC Purchaser, LLC	—	0.3
Vessco Midco Holdings, LLC	—	0.3
Total Commitments	$204.6	$248.7

* The Company controls the funding of these commitments and may cancel them at its discretion.

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2024
November 6, 2024	December 13, 2024	December 27, 2024	$0.41
August 7, 2024	September 13, 2024	September 27, 2024	0.41
May 8, 2024	June 13, 2024	June 27, 2024	0.41
February 27, 2024	March 14, 2024	March 28, 2024	0.41
Total 2024			$1.64
Fiscal 2023
November 7, 2023	December 14, 2023	December 28, 2023	$0.41
September 5, 2023	September 20, 2023	September 28, 2023	0.136667
August 8, 2023	August 18, 2023	August 30, 2023	0.136667
July 5, 2023	July 20, 2023	August 1, 2023	0.136667
June 1, 2023	June 20, 2023	June 29, 2023	0.136667
May 10, 2023	May 24, 2023	June 1, 2023	0.136667
April 4, 2023	April 20, 2023	May 2, 2023	0.136667
February 28, 2023	March 23, 2023	April 4, 2023	0.136667
February 2, 2023	February 16, 2023	March 1, 2023	0.136667
January 10, 2023.	January 26, 2023	February 2, 2023	0.136667
Total 2023			$1.64
Fiscal 2022
December 6, 2022	December 22, 2022	January 5, 2023	$0.136667
November 2, 2022	November 17, 2022	December 1, 2022	0.136667
October 5, 2022	October 20, 2022	November 2, 2022	0.136667
September 2, 2022	September 20, 2022	October 4, 2022	0.136667
August 2, 2022	August 18, 2022	September 1, 2022	0.136667
July 6, 2022	July 21, 2022	August 2, 2022	0.136667
June 3, 2022	June 23, 2022	July 5, 2022	0.136667
May 3, 2022	May 19, 2022	June 2, 2022	0.136667
April 4, 2022	April 21, 2022	May 3, 2022	0.136667
March 1, 2022	March 18, 2022	April 1, 2022	0.41
Total 2022			$1.64

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We have entered into the Advisory Agreement with the Investment Adviser. Mr. Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, and Mr. Bruce J. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Investment Adviser. In addition, Mr. Shiraz Y. Kajee, our Chief Financial Officer and Treasurer, serves as the Chief Financial Officer for the Investment Adviser, and Mr. Guy F. Talarico, our Chief Compliance Officer and Secretary, serves as Partner, General Counsel and Chief Compliance Officer for the Investment Adviser.
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

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. For example, the Investment Adviser presently serves as investment adviser to SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry, and SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer, Mr. Kajee, our Chief Financial Officer and Treasurer, and Mr. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Investment Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Exemptive Order”). If the Company is unable to rely on the Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Investment Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Investment Adviser.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the nine months ended September 30, 2024, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of September 30, 2024 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by five cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2024 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately six cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time to time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2024, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.05)	$0.06

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of September 30, 2024, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K (the “Annual Report”) , which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factor below, there have been no material changes during the period ended September 30, 2024 to the risk factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the large-scale invasion of Ukraine by Russia that began in February 2022 and resulting sanctions or other restrictive actions that the United States and other countries have imposed against Russia, the COVID-19 pandemic, certain regional bank failures, an inflationary environment and the ongoing war in the Middle East, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

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

Additionally, the Federal Reserve raised the federal funds rate in 2022 and 2023. While the Federal Reserve cut its benchmark rate in the third quarter of 2024 for the first time since March 2020 and indicated that there may be additional rate cuts in 2024, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not return to making upwards adjustments to the federal funds rate in the future. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the 1934 Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the 1934 Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

10.1

Amendment No. 3 to Senior Secured Credit Agreement dated as of August 28, 2019 (as amended December 28, 2021, March 11, 2022, and August 16, 2024) among SLR Investment Corp., Citibank, N.A., as administrative agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Citibank, N.A., JPMorgan Chase Bank, N.A., and Sumitomo Mitsui Banking Corporation, as joint lead bookrunners and joint lead arrangers(5)

14.1	Code of Business Conduct*

19.1	Joint Code of Ethics and Insider Trading Policy*

23.1	Awareness Letter of Independent Registered Public Accounting Firm*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
(4)
Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on December 1, 2021.
(5)
Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on August 19, 2024.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2024.

SLR INVESTMENT CORP.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)