Form 10-K
period 2024-12-31
SLR Investment Corp.
filed 2025-02-25
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 28, 2024 based on the closing price on that date of $16.09 on the NASDAQ Global Select Market was approximately $802.4 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 54,554,634 shares of the Registrant’s common stock outstanding as of February 21, 2025.

Auditor Firm Id: 185	Auditor Name: KPMG LLP	Auditor Location: New York, NY

SLR INVESTMENT CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

As of December 31, 2024, our investment portfolio totaled $2.0 billion and our net asset value was $992.9 million. Our portfolio was comprised of debt and equity investments in 122 portfolio companies.

SLR Capital Partners

SLR Capital Partners, our investment adviser, is controlled and led by Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, and Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer. They are supported by a team of investment professionals. SLR Capital Partners’ investment team has extensive experience in leveraged lending and private equity, as well as significant contacts with financial sponsors.

In addition, SLR Capital Partners currently serves as investment adviser to private funds and managed accounts as well as to SCP Private Credit Income BDC LLC, an unlisted BDC that primarily invests in first lien loans to upper middle market private leveraged companies, SLR HC BDC LLC, an unlisted BDC that primarily invests in first lien healthcare cash flow loans and life science loans, and SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans. As of February 21, 2025, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 8.3% of our outstanding common stock.

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
•
The significant amount of debt maturing through 2025 should provide additional demand for capital. A high volume of financings are expected to mature through 2025. We believe that this supply of prospective lending opportunities coupled with a lack of available credit in the middle-market lending space may offer attractive risk-adjusted returns to investors. Risk-adjusted return compares returns against the amount of risk incurred. The term “risk-adjusted return” does not imply that an investment is no risk or low risk.
•
Investing in private middle-market debt provides an attractive risk reward profile. In general, terms for illiquid, middle-market subordinated debt have been more attractive than those for larger corporations which are typically more liquid. We believe this is because fewer institutions are able to invest in illiquid asset classes.

Therefore, we believe that there is an attractive opportunity to invest in leveraged middle-market companies, including in senior secured loans, unitranche loans and, to a lesser extent, unsecured loans and equity securities, and that we are well positioned to serve this market.

Competitive Advantages and Strategy

We believe that we have the following competitive advantages over other providers of financing to leveraged companies:

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

Investment Capacity

The proceeds from our public offerings and the concurrent private placement, the borrowing capacities under the senior secured credit facility led by Citibank, N.A. (the “Credit Facility”) and the SUNS SPV LLC senior secured credit facility (the “SPV Credit Facility”), our $85 million of unsecured notes due 2025 (the “2025 Unsecured Notes”), our $75 million of unsecured notes due 2026 (the “2026 Unsecured Notes”), our $50 million of unsecured senior notes due 2027 (the “2027 Unsecured Notes”), our $135 million of unsecured notes due 2027 (the “2027 Series F Unsecured Notes”), our $49 million of unsecured notes due 2027 (the “2027 Series G Unsecured Notes”), the available capital at our significant subsidiaries and the expected repayments of existing portfolio company investments provide us with a substantial amount of capital available for deployment into new investment opportunities. We believe we are well positioned for the current marketplace.

The Company’s Leverage

As of December 31, 2024, we had total outstanding borrowings of approximately $1.0 billion. Under the provisions of the 1940 Act, we are permitted to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of December 31, 2024, our asset coverage ratio was 195.4%. We believe our relatively low level of leverage provides us with a competitive advantage as proceeds from our investments are available for reinvestment as opposed to being consumed by debt repayment. We may increase our relative level of debt in the future. However, we do not currently anticipate operating with a substantial amount of debt relative to our total assets.

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

At December 31, 2024, our portfolio consisted of 122 portfolio companies and was invested 30.7% in cash flow senior secured loans, 35.8% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 21.6% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 11.9% in life science senior secured loans, in each case, measured at fair value. We expect that our portfolio will continue to include primarily senior secured loans, financing leases and to a lesser extent, unsecured loans and equity securities. In addition, we also expect to invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.

While our primary investment objective is to maximize current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2024 and December 31, 2023:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2024

Portfolio Company	% of Total Assets
SLR Credit Solutions*	11.8%
Kingsbridge Holdings, LLC*	10.3%
SLR Business Credit*	5.1%
SLR Equipment Finance*	4.5%
SLR Senior Lending Program LLC*	2.0%
Outset Medical, Inc.	1.9%
Enhanced Capital Group, LLC	1.8%
SLR Healthcare ABL*	1.7%
Ardelyx, Inc.	1.6%
Cerapedics, Inc.	1.5%

* Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment.

Industry	% of Total Assets
Diversified Financial Services	22.7%
Multi-Sector Holdings	15.2%
Health Care Providers & Services	11.1%
Health Care Equipment & Supplies	5.5%
Pharmaceuticals	3.1%
Diversified Consumer Services	2.7%
Capital Markets	2.6%
Media	2.5%
Software	2.3%
Asset Management	2.0%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2023

Portfolio Company	% of Total Assets
SLR Credit Solutions*	11.3%
Kingsbridge Holdings, LLC*	9.4%
SLR Equipment Finance*	4.9%
SLR Business Credit*	3.6%
Arcutis Biotherapeutics, Inc.	2.7%
Outset Medical, Inc.	1.8%
SLR Senior Lending Program LLC*	1.7%
Enhanced Capital Group, LLC	1.7%
BridgeBio Pharma, Inc.	1.6%
Vapotherm, Inc.	1.5%

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

Set forth below is a brief description of each portfolio company in which we have made an investment that represents 5% or greater of our total assets as of December 31, 2024.

SLR Credit Solutions

We invested in SLR Credit as an independent commercial finance company that provides primarily senior secured loans for both asset-based and cash flow financings to middle-market companies. Its team of experienced, responsive professionals has underwritten, closed and managed more than $20 billion in secured debt commitments across a wide range of industries. As of December 31, 2024, SLR Credit had 27 funded commitments to 22 different issuers with total funded loans of approximately $317.6 million on total assets of $364.3 million. SLR Credit’s competitors include other specialty finance companies and small banks. As with most finance companies, SLR Credit is exposed to interest rate risk, which it mostly mitigates by issuing loans with floating rates.

Kingsbridge Holdings, LLC

On November 3, 2020, the Company acquired 87.5% of the equity securities of KBH through KBH Topco LLC (“KBHT”), a Delaware corporation. KBH is a residual focused independent mid-ticket lessor of equipment primarily to U.S. large corporate companies. The Company invested $216.6 million to effect the transaction, of which $136.6 million was invested to acquire 87.5% of KBHT’s equity and $80.0 million in KBH’s debt. The existing management team of KBH committed to continuing to lead KBH after the transaction. The Company currenlty owns 90.625% of KBHT equity and the KBH management team owns the remaining 9.375% of KBHT’s equity. As of December 31, 2024, KBHT had total assets of $920.1 million.

SLR Business Credit

SLR Business Credit is a leading asset-backed lending commercial finance company that provides asset-backed financings to U.S. based small-to-medium-sized businesses in a variety of industries. SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2024, the portfolio totaled approximately $858.0 million of commitments, of which $488.4 million were funded, on total assets of $527.1 million.

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
•
Comparisons to other SLR Capital Partners invested portfolio companies in the industry, if any;
•
Attendance at and participation in board meetings; and
•
Review of monthly and quarterly financial statements and financial projections for portfolio companies.

In addition to various risk management and monitoring tools, SLR Capital Partners also uses an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio.

We use an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk factors are generally favorable (including a potential exit).

2

Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk factors are neutral to favorable; all new investments are initially assessed a grade of 2.

3	The portfolio company is performing below expectations, may be out of compliance with debt covenants, and requires procedures for closer monitoring.

4	The investment is performing well below expectations and is not anticipated to be repaid in full.

SLR Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2024 and December 31, 2023 the weighted average investment rating on the fair market value of our portfolio was a 2. In connection with our valuation process, SLR Capital Partners reviews these investment ratings on a quarterly basis.

Valuation Procedures

Rule 2a-5 under the 1940 Act addresses the fair valuation of fund investments. The rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company complies with Rule 2a-5’s valuation requirements.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2024, there was no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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
•
Information about recordholders’ transaction history with us; and
•
Other general information that we may obtain about recordholders, such as demographic and contact information such as addresses.

We disclose non-public person information about recordholders:

•
to our affiliates (such as SLR Capital Partners and SLR Capital Management) and their employees for everyday business purposes;
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

When the Company shares non-public recordholder personal information referred to above, the information is made available for limited business purposes and under controlled circumstances designed to protect our recordholders’ privacy. The Company does not permit use of recordholder information for any non-business or marketing purpose, nor does the Company permit third parties to rent, sell, trade or otherwise release or disclose information to any other party.

The Company’s service providers, such as SLR Capital Partners, SLR Capital Management, and its transfer agent, are required to maintain physical, electronic, and procedural safeguards to protect recordholder non-public personal information; to prevent unauthorized access or use; and to dispose of such information when it is no longer required.

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

Taxation as a Regulated Investment Company

As a BDC, we elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which generally is our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”). If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any ordinary income or capital gain not distributed (or deemed not distributed) to our stockholders.

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

Management fee(2) = 0.375%

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

Management fee(2) = 0.375%

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

Management fee(2) = 0.375%

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
•
federal and state registration fees and any stock exchange listing fees;
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
•
The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
•
Any inability or perceived inability to adequately address privacy concerns, or comply with applicable laws and regulations, even if unfounded, may result in adverse consequences to the Company.

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

Our portfolio may be concentrated in a limited number of portfolio companies and industries. The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that it is not limited by the 1940 Act with respect to the proportion of its assets that it could invest in a single portfolio company. To the extent that we assume large positions in the securities of a small number of portfolio companies, our net asset value could fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the portfolio company. We could also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. As of December 31, 2024, our investments in SLR Credit Solutions, Kingsbridge Holdings, LLC and SLR Business Credit comprised 11.8%, 10.3% and 5.1%, respectively, of our total assets and our investments in the diversified financial services, multi-sector holdings and health care providers & services industries comprised 22.7%, 15.2% and 11.1%, respectively, of our total assets. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments may be concentrated in relatively few industries or portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as the increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.

The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are speculative and are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default. The secondary market for high yield securities may not be as liquid as the secondary market for more highly rated securities. In addition, many of our debt investments will not fully amortize during their lifetime, which means that a borrower may be unable to pay off its debt due to bankruptcy or other reasons and therefore we may write-off such debt investment prior to its scheduled maturity. Upon such an occurrence, we may realize a loss or a substantial amount of unpaid principal and interest due upon maturity.

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

If the value of the collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or periods of increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.

The business, financial condition and results of operations of our portfolio companies could be adversely affected by worldwide economic conditions, as well as political and economic conditions in the countries in which they conduct business.

The business and operating results of our portfolio companies may be impacted by worldwide economic conditions. Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our portfolio would decrease during these periods. For instance, concerns of economic slowdown in China and other emerging markets and signs of deteriorating sovereign debt conditions in Europe could lead to disruption and instability in the global financial markets. The significant debt in the United States and European countries is expected to hinder growth in those countries for the foreseeable future. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations. Any default by the U.S. government on its obligations or any prolonged U.S. government shutdown could negatively impact the U.S. economy and our portfolio companies. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations. In addition, concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S.

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

From time to time, we may be subject to legal actions as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas. In any such claims or actions, demands for substantial monetary damages may be asserted against us and may result in financial liability or an adverse effect on our reputation among investors. In addition, the new presidential administration will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over our industry. Any changes or reforms may impose additional costs or result in other limitations on us.

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

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all US federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2025 until as late as December 31, 2026. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

We may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility in response to changes in economic conditions. For example, we may reduce our dividends and/or defer dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under “We may choose to pay distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.”

We may choose to pay distributions in our own common stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.

We may distribute taxable distributions that are payable in part in shares of our common stock. Under certain applicable provisions of the Code and published guidance, distributions of a publicly offered RIC that are in cash or in shares of stock at the election of stockholders may be treated as taxable distributions. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of distributions paid in stock). In no event will any stockholder electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

As of February 21, 2025, Messrs. Gross and Spohler beneficially owned, either directly or indirectly, approximately 8.3% of our outstanding common stock. Such shares are generally available for resale without restriction, subject to the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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

The net asset value per share of our common stock may be diluted if we issue or sell shares of our common stock at prices below the then current net asset value per share of our common stock or securities to subscribe for or that are convertible into shares of our common stock.

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

Under Maryland General Corporation Law and our charter, our board of directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, the board of directors is required by Maryland law and our charter to set the preferences, conversion or other rights, voting powers, restrictions, limitations as to other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the board of directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. The issuance of shares of preferred stock convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion, provided that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

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

To the extent we borrow money, or issue preferred stock, to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate at which we invest those funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds have increased, and could continue to increase, because the interest rates on the amounts borrowed under our credit facilities or certain other financing arrangements are typically floating, except to the extent we issue fixed rate debt or preferred stock, which could reduce our net investment income, and the interest rate on investments with an interest rate floor (such as a SOFR floor) above current levels will not increase until interest rates exceed the applicable floor. We expect that our long-term fixed-rate investments will generally be financed with equity and long-term debt. In periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, given certain of our currently outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income.

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

On May 7, 2024, our board of directors most recently extended our share repurchase program (the “Program”), under which we can repurchase up to $50 million shares of our outstanding common stock. Under the Program, purchases can be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations, and at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. We have in the past, and could in the future, enter into a plan to repurchase shares of our common stock pursuant to the Program in a manner intended to comply with the requirements of Rule 10b5-1 under the 1934 Act. Unless further amended or extended by our board of directors, we expect the Program to be in place until the earlier of May 7, 2025 or until $50 million of our outstanding shares of common stock have been repurchased.

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

We depend on the diligence, skill and network of business contacts of Messrs. Gross and Spohler, who serve as the managing partners of SLR Capital Partners and who lead SLR Capital Partners’ investment team. Messrs. Gross and Spohler, together with the other dedicated investment professionals available to SLR Capital Partners, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the diligence, skill, network of business contacts and continued service of Messrs. Gross and Spohler and the other investment professionals available to SLR Capital Partners. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his relationship with us. The loss of Messrs. Gross or Spohler, or any of the other senior investment professionals who serve on SLR Capital Partners’ investment team, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that SLR Capital Partners will remain our Investment Adviser.

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

If we are unable to renew or replace our existing credit facilities and consummate new facilities on commercially reasonable terms, our liquidity will be reduced significantly. If we consummate new facilities but are then unable to repay amounts outstanding under such facilities and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

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

As of December 31, 2024, we had $482.0 million outstanding under the Credit Facility, composed of $342.0 million of revolving credit and $140.0 million outstanding of term loans, and $165.1 million outstanding under our SPV Credit Facility. We also had $49.0 million outstanding of 2027 Series G Unsecured Notes, $135.0 million outstanding of the 2027 Series F Unsecured Notes, $50.0 million outstanding of the 2027 Unsecured Notes, $75.0 million outstanding of the 2026 Unsecured Notes, and $85.0 million outstanding of the 2025 Unsecured Notes. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

We borrow money as part of our business plan. Borrowings, also known as leverage, magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of December 31, 2024, we had $482.0 million outstanding under the Credit Facility, composed of $342.0 million of revolving credit and $140.0 million outstanding of term loans, and $165.1 million outstanding under our SPV Credit Facility. We also had $49.0 million outstanding of 2027 Series G Unsecured Notes, $135.0 million outstanding of the 2027 Series F Unsecured Notes, $50.0 million outstanding of the 2027 Unsecured Notes, $75.0 million outstanding of the 2026 Unsecured Notes, and $85.0 million outstanding of the 2025 Unsecured Notes. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, the SPV Credit Facility, the 2027 Series G Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Unsecured Notes, the 2026 Unsecured Notes, and the 2025 Unsecured Notes, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Also, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our Investment Adviser, SLR Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, SLR Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to SLR Capital Partners.

As a BDC, we had generally been required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. However, our stockholders have approved a resolution permitting us to be subject to a 150% asset coverage ratio effective as of October 12, 2018. Even though we are subject to a 150% asset coverage ratio effective as of October 12, 2018, contractual leverage limitations under our existing credit facilities or future borrowings may limit our ability to incur additional indebtedness. On August 28, 2019, we entered into the Credit Facility, which was amended on December 28, 2021, which permits 150% asset coverage. Some of our wholly and/or substantially owned portfolio companies, including Kingsbridge Holdings, LLC, SLR Credit Solutions, SLR Equipment Finance, SLR Business Credit and SLR Healthcare ABL, may incur significantly more leverage than we can but we do not consolidate Kingsbridge Holdings, LLC, SLR Credit Solutions, SLR Equipment Finance, SLR Business Credit and SLR Healthcare ABL and their leverage is non-recourse to us. Additionally, the Credit Facility and the SPV Credit Facility require us to comply with certain financial and other restrictive covenants including maintaining an asset coverage ratio of not less than 150% at any time. Failure to maintain compliance with these covenants could result in an event of default and all of our debt being declared immediately due and payable. If this ratio declines below 150%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ assessment of the market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(30.9)%	(18.5)%	(6.2)%	6.1%	18.5%

(1)
Assumes $2.4 billion in total assets (inclusive of temporary cash assets of $398 million) and $1.0 billion in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2024, and a cost of funds of 5.91%. Excludes non-leverage related expenses.

In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2024, we must achieve annual returns on our December 31, 2024 total assets of at least 2.5%.

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

We expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to U.S. and foreign economic downturns, may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies.

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

Our executive officers and directors, as well as the current and future partners of our Investment Adviser, SLR Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. For example, SLR Capital Partners presently serves as the Investment Adviser to (i) SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, (ii) SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry, and (iii) SLR Private Credit BDC II LLC, an unlisted BDC whose principal focus is to invest in first lien senior secured floating rate loans primarily to upper middle market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical industries in which the Investment Adviser has significant experience. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer and board member, Shiraz Y. Kajee, our Chief Financial Officer and Treasurer, and Guy F. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SCP Private Credit Income BDC LLC, SLR HC BDC LLC, and SLR Private Credit BDC II LLC. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle formed in the future and managed by our Investment Adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, SLR Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although SLR Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our Investment Adviser or an investment manager affiliated with our Investment Adviser. In any such case, when SLR Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.

As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC. The most recent exemptive order, received on June 13, 2017, permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is an investment adviser that controls, is controlled by or is under common control with SLR Capital Partners and is registered as an Investment Adviser under the Advisers Act, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Exemptive Order. If we are unable to rely on the Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our Investment Adviser.

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

Through comprehensive global regulatory regimes impacting derivatives (e.g., the Dodd-Frank Act, European Market Infrastructure Regulation (“EMIR”), Markets in Financial Investments Regulation/Markets in Financial Instruments Directive), certain over-the-counter derivatives transactions in which we may engage are subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and post-trade transparency reporting requirements and mandatory bi-lateral exchange of initial margin for non-cleared swaps. The Dodd-Frank Act also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. Even if we are not located in a particular jurisdiction or directly subject to the jurisdiction’s derivatives regulations, we may still be impacted to the extent we enter into a derivatives transaction with a regulated market participant or counterparty that is organized in that jurisdiction or otherwise subject to that jurisdiction’s derivatives regulations.

The effect of such requirements will be likely to (directly or indirectly) increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect our overall ability to enter into derivatives transactions with certain counterparties. Administrative costs related to such requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in our derivatives transactions. Requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of our trading strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact us.

In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions and could either (i) comply with the asset coverage requirements of the Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rule. Under the adopted rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to consider unfunded commitments for purposes of computing the BDC’s asset coverage. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

Although we are not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, its operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats faced in the marketplace. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties. We may be a target for attacks because, as a specialty finance company, we hold confidential and other sensitive information, including price information, about existing and potential investments. Further, we are dependent on third-party vendors for hosting hardware, software and data processing systems that we do not control. We also rely on third-party service providers for certain aspects of its business, including for certain information systems, technology and administration of our portfolio companies and compliance matters. While we rely on the cybersecurity strategy and policies implemented by the Investment Adviser, our reliance on the Investment Adviser and third-party service providers removes certain cybersecurity functions from outside of the

Company’s immediate control, and cyber-attacks on the Investment Adviser, on us or on third-party service providers could adversely affect us, our business, and our reputation. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party providers. As our reliance on computer hardware and software systems, data processing systems, and other technology has increased, so have the risks posed to such systems, both those the Investment Adviser controls and those provided by third-party vendors. Cyber-attacks may originate from a wide variety of sources, and while the Investment Adviser has implemented processes, procedures, and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a cyber-attack will not occur or that our financial results, operations, or confidential information, personal, or other sensitive information will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched. The Investment Adviser relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on its information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal, or other sensitive information. Although the Investment Adviser takes protective measures and endeavors to strengthen its computer systems, software, technology assets, and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. The Investment Adviser expects to be required to devote increasing levels of funding and resources, which may in part be allocated to us, to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls. In addition, we, the Investment Adviser, the Administrator, or their employees, if any, may also be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we and the Investment Adviser must comply in the event of a security incident or cyber-attack. The result of any security incident or cyber-attack may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen information (including personal information), investigations, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. The Investment Adviser may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase cybersecurity risks.

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

Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of malfeasance by the Investment Adviser’s employees or otherwise, non-compliance with applicable contractual or other legal obligations regarding such data or intellectual property or a violation of applicable privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against the Company and significant reputational harm, any of which could harm our business and results of operations. Cybersecurity risks require continuous and increasing attention and other resources from the Investment Adviser to, among other actions, identify and quantify these risks and upgrade and expand the Investment Adviser’s technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that the Investment Adviser’s efforts will be effective.

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

Any inability or perceived inability to adequately address privacy concerns, or comply with applicable laws and regulations, even if unfounded, may result in adverse consequences to the Company.

The Company and the Investment Adviser and its affiliates are subject to numerous laws and regulations in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that the Company and the Investment Adviser hold. The SEC has adopted changes to Regulation S-P, which requires, among other things, that registered investment advisers notify affected individuals of a breach involving their personal information when there has been an incident that rises to the level of being a reportable breach. In general, these laws and regulations introduce many new obligations on the Company, the Investment Adviser and its affiliates and service providers and create new rights for parties who have given any of us their personal information, such as investors and others. The scope of data protection and privacy laws and regulations is rapidly evolving, and such laws and regulations are subject to differing interpretations. Any inability or perceived inability to adequately address privacy concerns or comply with applicable laws and regulations, even if unfounded, could result in regulatory and third-party liability, increased costs, disruption to the Company’s operations and reputational damage. Obligations to which the Company and/or the Investment Adviser and its affiliates are subject impose compliance costs and risks of penalties, which could increase significantly as such laws and regulations evolve globally. Moreover, as data protection and privacy laws and regulations continue to develop, it could be more difficult and/or more costly for the Company and/or the Investment Adviser and its affiliates to collect, store, use, transmit and process personal information.

While the Company and the Investment Adviser and its affiliates take reasonable efforts to comply with data protection and privacy laws and regulations, it is possible that the Company and the Investment Adviser will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws, and there can be no assurance that Company and/or the Investment Adviser and its affiliates will not be subject to regulatory or individual legal action, including fines, in the event of a security incident, alleged non-compliance with applicable data protection and privacy laws or regulations or other claim that an individual’s privacy rights have been violated. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in large judgments and settlements.

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

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of United States trade policy, and there continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

The significant disruptions in the capital markets experienced in the past have had, and in the future may have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. The debt capital that may be available to us in the future may be at a higher cost and have less favorable terms and conditions than those currently in effect. If our financing costs increase and we have no increase in interest income, then our net investment income will decrease. A prolonged inability to raise capital may require us to reduce the volume of investments we originate and could have a material adverse impact on our business, financial condition and results of operations. This may also increase the probability that other structural risks will negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a lengthy disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or recession or an operational problem that affects third parties or us, and could materially damage our business, financial condition and results of operations.

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

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom leaving the European Union, and instability in the Chinese capital markets.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the large-scale invasion of Ukraine by Russia that began in February 2022 and resulting sanctions or other restrictive actions that the United States and other countries have imposed against Russia, an inflationary environment and the ongoing war in the Middle East, could adversely affect our business, financial condition or results of operations. Additionally, as a result of the 2024 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could in turn materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.

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

Additionally, the Federal Reserve raised the federal funds rate in 2022 and 2023. While the Federal Reserve cut its benchmark rate in the third and fourth quarters of 2024 and indicated that there may be additional rate cuts in 2025, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not return to making upwards adjustments to the federal funds rate in the future. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic adversely impacted global commercial activity and contributed to significant volatility in the equity and debt markets. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread caused, and any similar measures in the future may cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions, labor shortages, increased inflationary pressure and overall economic and financial market instability both globally and in the United States. Many states, including those in which we and the portfolio companies in which we invest operate, have previously issued orders requiring the closure of, or certain restrictions on the operation of, certain businesses. We and our portfolio companies may be materially adversely affected if similar measures are taken in the future in response to public health crises.

The continued uncertainty related to the sustainability and pace of economic recovery in the U.S. and globally could have a negative impact on our business.

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend-and interest-paying securities. Market volatility, periods of rising interest rates, and/or a return to unfavorable economic conditions could adversely affect our business.

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

The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve month USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom’s Financial Conduct Authority (“FCA”), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBORs, including USD LIBOR, except in very limited circumstances.

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

The Company’s loans reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on SOFR (“CME Term SOFR”) or CME Term SOFR plus a fixed spread adjustment. CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used. Further, the composition and characteristics of SOFR and CME Term SOFR are not the same as those of LIBOR. Even with the application of a fixed spread adjustment, LIBOR and CME Term SOFR will not have the same composition and characteristics, and there can be no assurance that the replacement rate, as so adjusted, will be a direct substitute for LIBOR.

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

The recent macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, strikes, work stoppages, labor disputes, supply chain disruptions and accidents, changing interest rates, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions, inflation and persistent recession risk. The risks associated with the Company’s and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.

Any disruptions in the capital markets, as a result of inflation or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could have a material adverse effect on us, the Investment Adviser and our portfolio companies.

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

Our business (including that of our portfolio companies) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If our ESG ratings or performance do not meet the standards set by such investors or our stockholders, they may choose to exclude our securities from their investments. In addition, investment in funds that specialize in companies that perform well in such assessments remain popular, and major institutional investors have publicly discussed their consideration of such ESG ratings and measures in making their investment decisions. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to, human rights, climate change, environmental stewardship, support for local communities, corporate governance and transparency or consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that the Company’s ESG and sustainability practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types. At the same time, “anti-ESG” sentiment has also gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to “anti-ESG” legislation view our Investment Adviser’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact the price of our common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose our Investment Adviser to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with ESG commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors. In March 2024, the SEC adopted rules aimed at enhancing and standardizing climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. At the state level, in October 2023, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures. Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

We and our portfolio companies are subject to the risk that ESG and sustainability measures might continue to be introduced. Additionally, compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

We rely on the Investment Adviser’s enterprise-wide cybersecurity program to protect our information, including due oversight of the cybersecurity programs of our key service providers and processes for the assessment, identification, and management of material risks from cybersecurity threats, including those associated with the use of third-party service providers. The Investment Adviser considers such cybersecurity threats as part of its broader risk management framework, and its cybersecurity program is designed to, among other things, protect us, insofar as is practicable, from the hazards of cybersecurity threats and vulnerabilities in accordance with applicable legal requirements and guidance. The Investment Adviser collaborates with third-party subject-matter experts, as necessary, to identify and assess material cybersecurity threat risks and evaluate and test its cybersecurity protections, including through continuous network and endpoint monitoring, employee anti-phishing training, vulnerability assessments, and penetration testing to inform the Investment Adviser’s risk identification and assessment. The Investment Adviser also performs due diligence reviews on third parties that have access to our systems or data, or facilities that house such systems or data, and continually monitors cybersecurity threat risks identified through such diligence.

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

Item 3. Legal Proceedings

We and our consolidated subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our consolidated subsidiaries. From time to time, we and our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition or results of operations.

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

		Price Range		Premium or (Discount) of High Closing	Premium or (Discount) of Low Closing Price to	Declared
	NAV(1)	High	Low	Price to NAV(2)	NAV (2)	Distributions(3)
Fiscal 2024
Fourth Quarter	$18.20	$16.86	$14.90	(7.4)%	(18.1)%	$0.41
Third Quarter	18.20	16.25	14.66	(10.7)	(19.5)	0.41
Second Quarter	18.20	16.70	14.80	(8.2)	(18.7)	0.41
First Quarter	18.19	15.76	14.76	(13.4)	(18.9)	0.41
Fiscal 2023
Fourth Quarter	$18.09	$15.43	$14.14	(14.7)%	(21.8)%	$0.41
Third Quarter	18.06	15.60	14.22	(13.6)	(21.3)	0.41
Second Quarter	17.98	15.20	13.59	(15.5)	(24.4)	0.41
First Quarter	18.04	16.00	14.12	(11.3)	(21.7)	0.41

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

On February 21, 2025, the last reported sales price of our common stock was $17.65 per share. As of February 21, 2025, we had 19 stockholders of record.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease. Since our IPO on February 9, 2010, our shares of common stock have traded at both a discount and a premium to the net assets attributable to those shares. As of February 21, 2025, our shares of common stock traded at a discount equal to approximately 3.0% of the net assets attributable to those shares based upon our net asset value as of December 31, 2024. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

Distributions

Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the applicable calendar year. Future quarterly distributions, if any, will be determined by the Board. We expect that our distributions to stockholders will generally be from accumulated net investment income, from net realized capital gains or from non-taxable return of capital, if any, as applicable.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our credit facilities may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind income, which represents contractual income added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph
This graph compares the cumulative total return on our common stock with that of the Standard & Poor’s BDC Index, Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from December 31, 2019 through December 31, 2024. The graph assumes that a person invested $10,000 in each of the following: our common stock (SLRC), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in additional shares of the same class of equity securities at the frequency with which dividends are paid of such securities during the applicable fiscal year.

The graph and other information furnished under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(2)
Annual expenses (as a percentage of net assets attributable to common stock)(4):
Base management fee	3.16%	(5)
Incentive fees payable under the Advisory Agreement (up to 20%)	2.41%	(6)
Interest payments on borrowed funds	7.20%	(7)
Acquired fund fees and expenses	0.58%	(8)
Other expenses (estimated)	0.94%	(9)
Total annual expenses	14.29%

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
(5)
Our 1.50% base management fee under the Advisory Agreement (giving effect to the Letter Agreement) is based on our gross assets, which is defined as all the assets of SLRC, excluding temporary assets, including those acquired using borrowings for investment purposes, and assumes our gross assets remain consistent with gross assets for the fiscal year ended December 31, 2024. The base management fee is reduced to 1.00% on gross assets that exceed 200% of total net assets as of the immediately preceding quarter.
(6)
Assumes that annual incentive fees earned by our investment adviser, SLR Capital Partners, remain consistent with the incentive fees earned by SLR Capital Partners for the fiscal year ended December 31, 2024. The incentive fee consists of two parts:

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

(7)
We have historically and will in the future borrow funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. The costs associated with our outstanding borrowings are indirectly borne by our investors. For purposes of this section, we have computed interest expense using the average consolidated balance outstanding for borrowings during the fiscal year ended December 31, 2024. We used SOFR or a similar base rate on December 31, 2024 and the interest rate on the Credit Facility, the SPV Credit Facility, the 2027 Series G Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Unsecured Notes, the 2026 Unsecured Notes and the 2025 Unsecured Notes on December 31, 2024. We have also included, as applicable, the estimated market discount or amortization of fees incurred in establishing the Credit Facility, the SPV Credit Facility, the 2027 Series G Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Unsecured Notes, the 2026 Unsecured Notes and the 2025 Unsecured Notes as of December 31, 2024. Additionally, we included the estimated cost of commitment fees for unused balances on the Credit Facility and the SPV Credit Facility. As of December 31, 2024, we had $482.0 million outstanding under the Credit Facility, $165.1 million outstanding under the SPV Credit Facility and $49 million, $135 million, $50 million, $75 million and $85 million outstanding under the 2027 Series G Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Unsecured Notes, the 2026 Unsecured Notes and the 2025 Unsecured Notes, respectively. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act, although we have no immediate intention to do so.
(8)
The holders of shares of our common stock indirectly bear the expenses of our investment in SLR Senior Lending Program LLC (“SSLP”). No management fee is charged on our investments in SSLP in connection with the administrative services provided to SSLP. Future expenses for SSLP may be substantially higher or lower because certain expenses may fluctuate over time.
(9)
“Other expenses” are based on estimated amounts for the current fiscal year, which considers the amounts incurred for the fiscal year ended December 31, 2024 and include our overhead expenses, including payments under our Administration Agreement based on our allocable portion of overhead and other expenses incurred by SLR Capital Management in performing its obligations under the Administration Agreement.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses would remain at the levels set forth in the table above and have excluded performance-based incentive fees. As such, the below example is based on an annual expense ratio of 11.88%. In the event that shares are sold to or through underwriters, a corresponding prospectus supplement will restate this example to reflect the applicable sales load.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$119	$333	$518	$880

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$129	$357	$550	$915

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

•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•
the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in this Annual Report on Form 10-K for the year ended December 31, 2024 and in our other filings with the SEC.

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

Recent Developments

On February 18, 2025, the Company closed a private offering of $50 million of unsecured notes due 2028 (the “2028 Unsecured Notes”) with a fixed interest rate of 6.14% and a maturity date of February 18, 2028. Interest on the 2028 Unsecured Notes is due semi-annually on February 18th and August 18th. The 2028 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On February 25, 2025, the Board declared a quarterly distribution of $0.41 per share payable on March 28, 2025 to holders of record as of March 14, 2025.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” The definition of “eligible portfolio company” includes certain companies that do not have any securities listed on a national securities exchange and companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

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
•
federal and state registration fees and any stock exchange listing fees;
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

Macroeconomic Environment

Credit markets were highly competitive in 2024 with lower interest rates. The U.S. economy continued to grow during the year amidst declining inflationary pressures. The year ended with an expectation for further interest rate cuts and uncertainties around a new U.S. government and potential impacts to the economy.

Portfolio and Investment Activity

During the year ended December 31, 2024, we invested approximately $468 million across approximately 50 portfolio companies. This compares to investing approximately $812 million across over 85 portfolio companies for the year ended December 31, 2023. Investments sold, prepaid or repaid during the year ended December 31, 2024 totaled approximately $634 million versus approximately $750 million for the year ended December 31, 2023.

At December 31, 2024, our portfolio consisted of 122 portfolio companies and was invested 30.7% in cash flow senior secured loans, 35.8% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL (“SLR Healthcare”) / SLR Business Credit, 21.6% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 11.9% in life science senior secured loans, in each case, measured at fair value, versus 151 portfolio companies and was invested 32.5% in cash flow senior secured loans, 27.8% in asset-based senior secured loans / SLR Credit Solutions / SLR Healthcare / SLR Business Credit, 23.0% in equipment senior secured financings / SLR Equipment Finance / Kingsbridge Holdings, LLC and 16.7% in life science senior secured loans, in each case, measured at fair value, at December 31, 2023.

At December 31, 2024, 80.6%, or $1.59 billion, of our income producing investment portfolio* was floating rate and 19.4%, or $383 million, was fixed rate, measured at fair value. At December 31, 2023, 78.7%, or $1.67 billion, of our income producing investment portfolio* was floating rate and 21.3%, or $451 million, was fixed rate, measured at fair value. As of December 31, 2024 and 2023, we had one and one issuers on non-accrual status, respectively.

* We have included SLR Credit, SLR Equipment, SLR Healthcare, SLR Business Credit and KBH within our income producing investment portfolio.

SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions, f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of December 31, 2024, total commitments to the revolving credit facility were $300 million.

As of December 31, 2024, SLR Credit had 27 funded commitments to 22 different issuers with total funded loans of approximately $317.6 million on total assets of $364.3 million. As of December 31, 2023, SLR Credit had 31 funded commitments to 26 different issuers with total funded loans of approximately $406.6 million on total assets of $438.4 million. As of December 31,

2024 and December 31, 2023, the largest loan outstanding totaled $27.9 million and $30.0 million, respectively. For the same periods, the average exposure per issuer was $14.4 million and $15.6 million, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $150.0 million and $218.9 million of borrowings outstanding at December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2024 and December 31, 2023, SLR Credit had net income of $24.9 million and $6.5 million, respectively, on gross income of $55.2 million and $57.8 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us. SLR Credit’s consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 are attached as an exhibit to this annual report on Form 10-K.

SLR Equipment Finance

On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies are doing business as SLR Equipment Finance. SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209.9 million in cash to effect the transaction, of which $145.0 million was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC, and $64.9 million was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. On January 31, 2024, SLR Equipment entered into a $225 million senior secured credit facility with a maturity date of January 31, 2027. On March 1, 2024, the credit facility was expanded to $350 million of commitments.

As of December 31, 2024, SLR Equipment had 398 funded equipment-backed leases and loans to 217 different customers with a total net investment in leases and loans of approximately $324.9 million on total assets of $366.3 million. As of December 31, 2023, SLR Equipment had 150 funded equipment-backed leases and loans to 62 different customers with a total net investment in leases and loans of approximately $203.7 million on total assets of $254.7 million. As of December 31, 2024 and December 31, 2023, the largest position outstanding totaled $17.9 million and $17.9 million, respectively. For the same periods, the average exposure per customer was $1.5 million and $3.3 million, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $261.0 million and $137.2 million of borrowings outstanding at December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2024 and December 31, 2023, SLR Equipment had net losses of $9.5 million and $6.4 million, respectively, on gross income of $22.0 million and $19.6 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us. SLR Equipment’s consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 are attached as an exhibit to this annual report on Form 10-K.

Kingsbridge Holdings, LLC

On November 3, 2020, the Company acquired 87.5% of the equity securities of Kingsbridge Holdings, LLC through KBH Topco LLC (“KBHT”), a Delaware corporation. KBH is a residual focused independent mid-ticket lessor of equipment primarily to U.S. large corporate companies. The Company invested $216.6 million to effect the transaction, of which $136.6 million was invested to acquire 87.5% of KBHT’s equity and $80.0 million in KBH’s debt. The existing management team of KBH committed to continuing to lead KBH after the transaction. Following the transaction, the Company owned 87.5% of KBHT equity and the KBH management team owned the remaining 12.5% of KBHT’s equity. On March 13, 2024, as per the terms of the original purchase agreement, the Company acquired 3.125% of KBHT’s equity from the KBH management team. Effective with this purchase, the Company owns 90.625% of KBHT’s equity and the KBH management team owns the remaining 9.375%.

As of December 31, 2024 and December 31, 2023, KBHT had total assets of $920.1 million and $857.3 million, respectively. For the same periods, debt recourse to KBHT totaled $271.6 million and $249.8 million, respectively, and non-recourse debt totaled $421.6 million and $367.1 million, respectively. None of the debt is recourse to the Company. For the years ended December 31, 2024 and December 31, 2023, KBHT had net income of $12.0 million and $9.1 million, respectively, on gross income of $341.3 million and $327.4 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us. KBHT’s consolidated financial statements for the years ended December 31, 2024 and December 31, 2023 are attached as an exhibit to this annual report on Form 10-K.

SLR Healthcare ABL

SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare was approximately $32.8 million. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of December 31, 2024, SLR Healthcare’s management team and the Company own approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022. Effective with an amendment dated September 19, 2024, SLR Healthcare has a $160 million non-recourse credit facility, which is expandable to $200 million under its accordion facility. The maturity date of this facility is March 31, 2026.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2024, the portfolio totaled approximately $288.3 million of commitments with a total net investment in loans of $130.2 million on total assets of $138.5 million. As of December 31, 2023, the portfolio totaled approximately $255.0 million of commitments with a total net investment in loans of $111.3 million on total assets of $118.6 million. At December 31, 2024, the portfolio consisted of 47 issuers with an average balance of approximately $2.8 million versus 42 issuers with an average balance of approximately $2.6 million at December 31, 2023. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $99.6 million and $84.7 million of borrowings outstanding at December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2024 and December 31, 2023, SLR Healthcare had net income of $5.6 million and $5.5 million, respectively, on gross income of $20.0 million and $17.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. SLR Healthcare’s consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 are attached as an exhibit to this annual report on Form 10-K.

SLR Business Credit

SUNS acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. SUNS invested approximately $51.0 million to effect the transaction. Subsequently, SUNS contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, SUNS and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. SUNS and ESP SSC Corporation then owned 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity, and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized businesses. As part of this transaction, SUNS’s 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15.5 million transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies are doing business as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of approximately $66.7 million was financed with equity from SUNS of $19.0 million and borrowings on NMC’s credit facility of $47.7 million. SLRC acquired SLR Business Credit in connection with the Mergers on April 1, 2022. On September 27, 2024, NMC acquired an asset-based factoring portfolio and operations from Webster Bank, N.A.’s Commercial Services Division. The transaction purchase price of approximately $127 million was funded with $30 million of equity from the Company and the remaining $97 million from borrowings on NMC’s credit facility.

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2024, the portfolio totaled approximately $858.0 million of commitments, of which $488.4 million were funded, on total assets of $527.1 million. As of December 31, 2023, the portfolio totaled approximately $610.9 million of commitments, of which $273.5 million were funded, on total assets of $315.3 million. At December 31, 2024, the portfolio consisted of 188 issuers with an average balance of approximately $2.6 million versus 102 issuers with an average balance of approximately $2.7 million at December 31, 2023. NMC has a senior credit facility with a bank lending group for $325.3 million which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $231.0 million and $222.9 million of borrowings outstanding at December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2024 and December 31, 2023, SLR Business Credit had net income (loss) of $10.5 million and ($9.5) million, respectively, on gross income of $45.9 million and $38.1 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us. SLR Business Credit’s consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 are attached as an exhibit to this annual report on Form 10-K.

Stock Repurchase Program

On May 7, 2024, our Board authorized an extension of a program for the purpose of repurchasing up to $50 million of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the 1934 Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 7, 2025 or until $50 million of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no share repurchases during the fiscal year ended December 31, 2024. During the fiscal year ended December 31, 2023, the Company repurchased 746 shares at an average price of approximately $14.02 per share, inclusive of commissions. The total dollar amount of shares repurchased for the fiscal year ended December 31, 2023 was $0.01 million.

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a $100 million senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. On October 20, 2023, the SSLP Facility was expanded to $150 million. Effective with an amendment on March 25, 2024, the SSLP Facility is scheduled to mature on December 12, 2028 and generally bears interest at a rate of SOFR plus 2.90%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2024 and December 31, 2023, borrowings outstanding on the SSLP Facility totaled $96.6 million and $106.9 million, respectively.

As of December 31, 2024 and December 31, 2023, the Company and the Investor had contributed combined equity capital in the amount of $95.75 million and $85.75 million, respectively. As of December 31, 2024 and December 31, 2023, the Company and the Investor’s combined remaining commitments to SSLP totaled $4.25 million and $14.25 million, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without approval of both the Company and the Investor.

As of December 31, 2024 and December 31, 2023, SSLP had total assets of $197.5 million and $195.9 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 32 and 32 different borrowers, respectively. For the years ended December 31, 2024 and December 31, 2023, SSLP invested $47.6 million in 16 portfolio companies and $188.7 million in 32 portfolio companies, respectively. For the same periods, investments prepaid totaled $57.5 million and $21.1 million, respectively.

SSLP Portfolio as of December 31, 2024 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Accession Risk Management Group, Inc.	Insurance	S+475	0.75%	9.08%	11/1/29	$6,888	$6,865	$6,888
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	10.28%	5/9/25	2,895	2,895	2,895
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+575	1.00%	10.08%	10/28/26	5,984	5,861	5,984
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+600	1.00%	10.59%	9/1/26	2,111	2,111	2,111
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	9.59%	6/11/27	3,992	3,992	3,992
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	9.58%	6/29/28	8,877	8,877	8,877
Crewline Buyer, Inc.	IT Services	S+675	1.00%	11.11%	11/8/30	5,084	4,966	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	10.84%	5/22/29	5,357	5,220	5,357
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	10.09%	7/30/27	8,000	8,000	8,000
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	10.03%	11/5/29	3,203	3,125	3,203
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	10.15%	10/5/2029	2,646	2,596	2,646
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.74%	1/3/29	5,895	5,757	5,895
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	10.89%	2/12/27	8,102	8,102	8,102
High Street Buyer, Inc.	Insurance	S+525	0.75%	9.58%	4/16/28	7,527	7,527	7,527
iCIMS, Inc.(4)	Software	S+575	0.75%	10.38%	8/18/28	3,195	3,158	3,195
Kaseya, Inc.(4)	Software	S+550	0.75%	10.75%	6/23/29	9,127	9,127	9,127
Kid Distro Holdings, LLC	Software	S+475	1.00%	9.49%	10/1/29	8,848	8,848	8,848
Legacy Service Partners, LLC	Diversified Consumer Services	S+525	1.00%	9.73%	1/9/29	2,796	2,733	2,796
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	10.46%	3/1/29	6,058	5,906	6,058
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	10.44%	10/20/29	2,386	2,333	2,386
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.84%	7/8/26	5,833	5,738	5,833
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.43%	8/18/27	5,579	5,453	5,579
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	10.35%	1/31/26	9,918	9,793	10,116
RQM+ Corp.(4)	Life Sciences Tools & Services	S+675	1.00%	11.34%	8/12/29	5,895	5,895	5,659
RxSense Holdings LLC(4)	Diversified Consumer Services	S+500	1.00%	9.69%	3/13/26	8,875	8,875	8,875
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.19%	6/16/28	8,856	8,856	8,856
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	9.36%	8/15/30	4,117	4,026	4,078
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	10.48%	12/31/26	5,607	5,607	5,495
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.08%	3/30/29	3,433	3,346	3,433
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.83%	6/15/27	4,112	4,035	4,112
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.73%	9/15/25	4,858	4,803	4,858
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	10.78%	11/6/30	2,875	2,810	2,875
							$177,236	$178,740

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of December 31, 2024.
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

Below is certain summarized financial information for SSLP as of December 31, 2024 and December 31, 2023 and for the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $177,236 and $186,059, respectively)	$178,740	$187,255
Cash and other assets	18,721	8,613
Total assets	$197,461	$195,868
Debt outstanding ($96,600 and $106,900 face amounts, respectively, reported net of unamortized debt issuance costs of $1,572 and $1,697, respectively)	$95,028	$105,203
Distributions payable	3,381	1,900
Interest payable and other credit facility related expenses	472	551
Accrued expenses and other payables	398	416
Total liabilities	$99,279	$108,070
Members’ equity	$98,182	$87,798
Total liabilities and members’ equity	$197,461	$195,868

	Year Ended December 31, 2024	Year Ended December 31, 2023
Selected Income Statement Information for SSLP (in thousands):
Interest income	$24,330	$10,209
Service fees*	$512	$224
Interest and other credit facility expenses	10,916	6,517
Other general and administrative expenses	157	195
Total expenses	$11,585	$6,936
Net investment income	$12,745	$3,273
Realized gain on investments	320	30
Net change in unrealized gain on investments	308	1,166
Net realized and unrealized gain on investments	628	1,196
Net income	$13,373	$4,469

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

Valuation of Portfolio Investments

Rule 2a-5 under the 1940 Act addresses the fair valuation of fund investments. The rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company complies with Rule 2a-5’s valuation requirements.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the fiscal years ended December 31, 2024 and 2023, capitalized PIK income totaled $7.1 million and $11.1 million, respectively.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 19 for more information on the effects of the adoption of ASU 2023-07.

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2024 and December 31, 2023. Results for the fiscal year ended December 31, 2022 can be found in Item 7 of the Company’s report on Form 10-K filed on February 27, 2024, which is incorporated by reference herein.

Investment Income

For the fiscal years ended December 31, 2024 and 2023, gross investment income totaled $232.4 million and $229.3 million, respectively. The increase in gross investment income for the year over year period was primarily due to an increase in dividend income year over year from SSLP and our specialty finance company equity investments.

Expenses

Net expenses totaled $136.1 million and $137.2 million, respectively, for the fiscal years ended December 31, 2024 and 2023, of which $55.4 million and $54.6 million, respectively, were base management fees and performance-based incentive fees and $71.5 million and $72.5 million, respectively, were interest and other credit facility expenses. Other general and administrative expenses totaled $9.4 million and $10.6 million, respectively, for the fiscal years ended December 31, 2024 and 2023. Over the same periods, $0.2 million and $0.5 million of performance-based incentive fees were waived. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses for the year over year period was primarily due to lower interest expense on a decrease in average borrowings as well as a reduction in general and administrative expenses, partially offset by higher fees stemming from higher net investment income.

Net Investment Income

The Company’s net investment income totaled $96.3 million and $92.1 million, or $1.77 and $1.69 per average share, respectively, for the fiscal years ended December 31, 2024 and 2023.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $634 million and $750 million, respectively, for the fiscal years ended December 31, 2024 and 2023. Net realized losses over the same periods were $2.3 million and $28.0 million, respectively. Net realized losses for fiscal year 2024 were primarily related to the exit of our investments in NSPC Holdings LLC and NSPC Intermediate Corp. Net realized losses for fiscal year 2023 were primarily related to our investment in American Teleconferencing Services, Ltd.

Net Change in Unrealized Gain

For the fiscal years ended December 31, 2024 and 2023, net change in unrealized gain on the Company’s assets and liabilities totaled $1.7 million and $12.3 million, respectively. Net unrealized gain for the fiscal year ended December 31, 2024 was primarily due to appreciation in the value of our investments in KBH Topco, LLC, SLR Credit Solutions, Bayside Parent, LLC and SLR Healthcare ABL, among others, partially offset the reversal of previously recognized unrealized appreciation on our investment in Alimera Sciences, Inc. as well as by depreciation in the value of our investments in SLR Equipment Finance, SLR-AMI Topco Blocker, LLC and SOINT, LLC, among others. Net unrealized gain for the fiscal year ended December 31, 2023 was primarily due to the reversal of previously recognized unrealized depreciation on our investment in American Teleconferencing Services, Ltd., as well as appreciation in the value of our investments in Alimera Sciences, Inc., SLR Healthcare ABL and SLR Senior Lending Program LLC, among others, partially offset by depreciation in the value of our investments in SLR-AMI Topco Blocker, LLC, KBH Topco, LLC and SLR Credit Solutions, among others.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2024 and 2023, the Company had a net increase in net assets resulting from operations of $95.8 million and $76.4 million, respectively. For the fiscal years ended December 31, 2024 and 2023, earnings per average share were $1.76 and $1.40, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility and SPV Credit Facility (as defined below), the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes, the 2027 Series F Unsecured Notes and the 2027 Series G Unsecured Notes (collectively the “Debt Instruments”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of December 31, 2024, we had a total of $462.9 million of unused borrowing capacity under the Credit Facility and SPV Credit Facility, subject to borrowing base limits.

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

Debt

On December 16, 2024, the Company closed a private offering of $49 million of the 2027 Series G Unsecured Notes with a fixed interest rate of 6.24% and a maturity date of December 16, 2027. Interest on the 2027 Series G Unsecured Notes is due semi-annually on June 16th and December 16th. The 2027 Series G Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On August 16, 2024, the Company closed on Amendment No. 3 to its August 28, 2019 senior secured credit agreement (the
“Credit Facility”). Following this amendment and several commitment increases in the fourth quarter of 2024, the Credit Facility is now composed of $695 million of revolving credit and $140 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in August 2029 and includes ratable amortization in the final year. Subsequent to Amendment No. 4 on December 3, 2024, the Credit Facility may be increased up to $900 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At December 31, 2024, outstanding USD equivalent borrowings under the Credit Facility totaled $482.0 million, composed of $342.0 million of revolving credit and $140.0 million of term loans.

On April 1, 2022, we entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the
Mergers. The CF Assumption Agreement relates to our assumption of the revolving credit facility, originally entered into on August
26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 30, 2024 amendment, the commitment under the SPV Credit Facility is $275 million. The stated interest rate on the SPV Credit Facility is SOFR plus 2.25%-2.75% with no SOFR floor requirement, and the current final maturity date is August 30, 2028. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we, as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At December 31, 2024, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $165.1 million.

On April 1, 2022, we entered into an assumption agreement (the “Note Assumption Agreement”), effective as of the closing of the Mergers. The Note Assumption Agreement relates to our assumption of $85 million in aggregate principal amount of five-year, 3.90% senior unsecured notes, due March 31, 2025 and other obligations of SUNS under the Note Purchase Agreement, dated as of March 31, 2020 (the “Note Purchase Agreement”), by and among SUNS and certain institutional investors. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. Pursuant to the Note Assumption Agreement, we expressly assumed on behalf of SUNS the due and punctual payment of the principal of (and premium, if any) and interest on all the 2025 Unsecured Notes outstanding, and the due and punctual performance and observance of every covenant and every condition of the Note Purchase Agreement, to be performed or observed by SUNS.

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

On December 18, 2019, the Company closed a private offering of $125 million of the 2024 Unsecured Notes with a fixed interest rate of 4.20%. Interest on the 2024 Unsecured Notes was due semi-annually on June 15 and December 15. The 2024 Unsecured Notes were issued in a private placement only to qualified institutional buyers. The 2024 Unsecured notes were repaid in full at maturity on December 15, 2024.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At December 31, 2024, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time to time, we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held a face amount of $400 million in cash equivalents as of December 31, 2024.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2024 is as follows:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities(1)	$507.1	$—	$—	$507.1	$—
Unsecured senior notes	394.0	85.0	309.0	—	—
Term loans	140.0	—	—	140.0	—

(1)
As of December 31, 2024, we had a total of $462.9 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table (in thousands, except per unit amounts) as of each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2024	$342,043	$642	—	N/A
Fiscal 2023	407,000	631	—	N/A
Fiscal 2022	293,000	513	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
Fiscal 2014	—	—	—	N/A
SPV Credit Facility
Fiscal 2024	165,050	310	—	N/A
Fiscal 2023	206,250	320	—	N/A
Fiscal 2022	155,200	272	—	N/A
2022 Unsecured Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2023	—	—	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2024	—	—	—	N/A
Fiscal 2023	125,000	194	—	N/A
Fiscal 2022	125,000	219	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2025 Unsecured Notes
Fiscal 2024	85,000	159	—	N/A
Fiscal 2023	85,000	132	—	N/A
Fiscal 2022	85,000	149	—	N/A
2026 Unsecured Notes
Fiscal 2024	75,000	141	—	N/A
Fiscal 2023	75,000	116	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2024	50,000	94	—	N/A
Fiscal 2023	50,000	77	—	N/A
Fiscal 2022	50,000	88	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2024	135,000	253	—	N/A
Fiscal 2023	135,000	209	—	N/A
Fiscal 2022	135,000	237	—	N/A
2027 Series G Unsecured Notes
Fiscal 2024	49,000	92	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Fiscal 2014	100,000	2,294	—	943
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A

Fiscal 2015	75,000	527	—	N/A
Fiscal 2014	75,000	1,721	—	N/A
Term Loans
Fiscal 2024	140,000	263	—	N/A
Fiscal 2023	100,000	155	—	N/A
Fiscal 2022	100,000	175	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
Fiscal 2014	50,000	1,147	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2024	$1,041,093	$1,954	—	N/A
Fiscal 2023	1,183,250	1,834	—	N/A
Fiscal 2022	1,093,200	1,915	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A
Fiscal 2014	225,000	5,162	—	N/A

(1)
Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of December 31, 2024, asset coverage was 195.4%.
(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)
Not applicable except for the 2042 Unsecured Notes which were publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by $25 per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2016, 2015 and 2014 periods was $100,175, $98,196 and $94,301, respectively.

The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Per Share Data: (a)
Net asset value, beginning of year	$21.75	$21.81	$21.74	$20.79	$22.05
Net investment income	1.71	1.77	1.62	1.68	1.52
Net realized and unrealized gain (loss)	(0.38)	(0.19)	0.05	0.84	(1.18)
Net increase in net assets resulting from operations	1.33	1.58	1.67	2.52	0.34
Distributions to stockholders (see note 8(a)):
From net investment income	—	—	(1.60)	(1.60)	(1.60)
From return of capital	(1.55)	(1.64)	—	—	—
Anti-dilution	(0.09)	—	—	0.03	—
Net asset value, end of year	$21.44	$21.75	$21.81	$21.74	$20.79
Per share market value, end of year	$20.62	$19.19	$20.21	$20.82	$16.43
Total Return(b)	16.22%	2.77%	4.47%	37.49%	(0.29)%
Net assets, end of year (in thousands)	$905,880	$919,171	$921,605	$918,507	$882,698
Shares outstanding, end of year	42,260,826	42,260,826	42,260,826	42,248,525	42,464,762
Ratios to average net assets:
Net investment income	7.83%	8.10%	7.43%	7.91%	6.94%
Operating expenses	5.76%	5.83%	5.80%	6.25%	3.84%*
Interest and other credit facility expenses**	3.13%	2.67%	2.35%	2.73%	1.68%
Total expenses	8.89%	8.50%	8.15%	8.98%	5.52%*
Average debt outstanding (in thousands)	$561,249	$508,445	$414,264	$495,795	$262,341
Portfolio turnover ratio	24.1%	39.3%	24.9%	31.0%	13.0%

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

** Ratios shown without the non-recurring costs associated with the amendments and establishment of the Credit Facility and 2022 Unsecured Notes would be 3.13%, 2.67%, 2.29%, 2.39% and 1.68%, respectively for the years shown.

Off-Balance Sheet Arrangements

From time to time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2024 and December 31, 2023, respectively:

	December 31, 2024	December 31, 2023
(in millions)
SLR Credit Solutions*	$44.3	$44.3
Western Veterinary Partners LLC	18.2	—
Arcutis Biotherapeutics, Inc.	12.7	—
BDG Media, Inc.	11.8	10.1
Plastic Management, LLC	10.8	—
CVAUSA Management, LLC	10.2	10.2
SLR Healthcare ABL*	10.0	1.4
Pasadena Private Lending Inc.	8.4	—
SLR Business Credit*	8.0	—
One Touch Direct, LLC	8.0	4.1
The Townsend Company, LLC	7.9	3.3
United Digestive MSO Parent, LLC	7.5	3.9
DeepIntent, Inc.	7.3	3.9
WMD Funding LLC	7.2	—
Copper River Seafoods, Inc.	6.9	7.1
Ardelyx, Inc.	6.6	15.9
SPR Therapeutics, Inc.	6.1	—
SPAR Marketing Force, Inc.	5.4	8.3
33 Across Inc.	4.2	—
Quantcast Corporation	4.1	—
iCIMS, Inc.	3.5	9.8
Foundation Consumer Brands, LLC	3.0	3.0
SLR Equipment Finance*	3.0	2.1
Sightly Enterprises, Inc.	2.7	—
Erie Construction Mid-west, LLC	2.4	2.4
SLR Senior Lending Program LLC*	2.1	7.1
Bayside Opco, LLC	2.1	2.1
Kaseya, Inc.	1.9	3.8
SunMed Group Holdings, LLC	1.6	1.6
EyeSouth Eye Care Holdco LLC	1.3	1.0
RxSense Holdings LLC	1.3	1.3
Tilley Distribution, Inc.	1.2	1.2
Urology Management Holdings, Inc.	0.9	1.5
High Street Buyer, Inc.	0.6	0.6
CC SAG Holdings Corp. (Spectrum Automotive)	0.5	0.5
All States Ag Parts, LLC	0.3	0.3
TAUC Management, LLC	0.3	0.3
Shoes for Crews Global, LLC	0.3	—
Orthopedic Care Partners Management, LLC	—	20.8
Southern Orthodontic Partners Management, LLC	—	17.9
Retina Midco, Inc.	—	9.4
Alkeme Intermediary Holdings, LLC	—	8.5
Legacy Service Partners, LLC	—	5.4
Peter C. Foy & Associates Insurance Services, LLC	—	5.1
West-NR Parent, Inc.	—	5.0
Luxury Asset Capital, LLC	—	4.5
Vertos Medical, Inc.	—	3.3
AMF Levered II, LLC	—	3.2
UVP Management, LLC	—	2.9
Kid Distro Holdings, LLC	—	2.7
Ultimate Baked Goods Midco LLC	—	2.4
Basic Fun, Inc.	—	2.1
GSM Acquisition Corp	—	0.9
Medrina, LLC	—	0.8
Pinnacle Treatment Centers, Inc.	—	0.6
ENS Holdings III Corp, LLC	—	0.6
Crewline Buyer, Inc.	—	0.5
Exactcare Parent, Inc.	—	0.4
WCI-BXC Purchaser, LLC	—	0.3
Vessco Midco Holdings, LLC	—	0.3
Total Commitments	$234.6	$248.7

* The Company controls the funding of these commitments and may cancel them at its discretion

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2025
February 25, 2025	March 14, 2025	March 28, 2025	$0.41
Total 2025			$0.41
Fiscal 2024
November 6, 2024	December 13, 2024	December 27, 2024	$0.41
August 7, 2024	September 13, 2024	September 27, 2024	0.41
May 8, 2024	June 13, 2024	June 27, 2024	0.41
February 27, 2024	March 14, 2024	March 28, 2024	0.41
Total 2024			$1.64
Fiscal 2023
November 7, 2023	December 14, 2023	December 28, 2023	$0.41
September 5, 2023	September 20, 2023	September 28, 2023	0.136667
August 8, 2023	August 18, 2023	August 30, 2023	0.136667
July 5, 2023	July 20, 2023	August 1, 2023	0.136667
June 1, 2023	June 20, 2023	June 29, 2023	0.136667
May 10, 2023	May 24, 2023	June 1, 2023	0.136667
April 4, 2023	April 20, 2023	May 2, 2023	0.136667
February 28, 2023	March 23, 2023	April 4, 2023	0.136667
February 2, 2023	February 16, 2023	March 1, 2023	0.136667
January 10, 2023	January 26, 2023	February 2, 2023	0.136667
Total 2023			$1.64

Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the applicable calendar year. Future quarterly distributions, if any, will be determined by the Board. We expect that our distributions to stockholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable return of capital, if any, as applicable.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our credit facilities may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind income, which represents contractual income added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

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

Related party transactions may occur among us, SLR Senior Lending Program LLC, SLR Senior Lending Program SPV LLC, SLR Credit, Equipment Operating Leases LLC, KBH, Loyer Capital LLC, SLR Business Credit, SLR Healthcare and SLR Equipment. These transactions may occur in the normal course of business. No administrative or other fees are paid to the Investment Adviser by SLR Senior Lending Program LLC, SLR Senior Lending Program SPV LLC, SLR Credit, Equipment Operating Leases LLC, KBH, Loyer Capital LLC, SLR Business Credit, SLR Healthcare or SLR Equipment.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the fiscal year ended December 31, 2024, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of December 31, 2024 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2024 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately two cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time to time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2024, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00)%	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.03)	$0.02

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

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2024 based upon criteria in Internal Control – Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Investment Corp.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities of SLR Investment Corp. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodian, portfolio companies, agents or other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

We identified the assessment of the fair value of the majority of such investments as a critical audit matter. A high degree of auditor judgment was required to assess the Company’s fair value assumptions and changes in these assumptions could have a significant impact on the fair value of investments. Specifically, subjective auditor judgment was required to assess assumptions related to the (1) credit risk associated with the borrower and its ability to make interest and principal payments for debt investments and (2) selection of comparable companies and the financial performance multiples of such comparable companies for equity investments. Additionally, the involvement of valuation professionals with specialized skills and knowledge was required to assist in evaluating the Company’s fair value estimates for a selection of these investments.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to measure the fair value of investments, including controls related to the development of the above assumptions. We also evaluated the Company’s ability to estimate fair value by comparing dispositions to the Company’s most recent fair value estimate prior to the disposition. For a selection of investments, we evaluated changes in the borrowers assessed credit risk and market yields from the purchase date to the fair value measurement date by analyzing the changes in the borrower’s leverage ratios and other financial metrics. We also involved valuation professionals with specialized skills and knowledge who, for a selection of investments, independently developed estimates of fair value using market yields of comparable companies of similar credit risk for debt investments, and financial performance multiples of comparable companies for equity investments and compared the results to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

New York, New York

February 25, 2025

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value:
Companies less than 5% owned (cost: $1,019,357 and $1,260,205, respectively)	$1,027,457	$1,271,442
Companies 5% to 25% owned (cost: $103,655 and $60,064, respectively)	89,945	44,250
Companies more than 25% owned (cost: $916,554 and $870,128, respectively)	888,232	839,074
Cash	16,761	11,864
Cash equivalents (cost: $397,510 and $332,290, respectively)	397,510	332,290
Dividends receivable	15,375	11,768
Interest receivable	11,993	11,034
Receivable for investments sold	1,573	1,538
Prepaid expenses and other assets	571	608
Total assets	$2,449,417	$2,523,868
Liabilities
Debt ($1,041,093 and $1,183,250 face amounts, respectively, reported net of unamortized debt issuance costs of $9,399 and $5,473, respectively. See note 7)	$1,031,694	$1,177,777
Payable for investments and cash equivalents purchased	397,510	332,290
Management fee payable (see note 3)	7,739	8,027
Performance-based incentive fee payable (see note 3)	5,920	5,864
Interest payable (see note 7)	7,836	7,535
Administrative services payable (see note 3)	3,332	1,969
Other liabilities and accrued expenses	2,460	3,767
Total liabilities	$1,456,491	$1,537,229
Commitments and contingencies (see note 15)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 54,554,634 and 54,554,634 shares issued and outstanding, respectively	$546	$546
Paid-in capital in excess of par (see note 2(f))	1,117,606	1,117,930
Accumulated distributable net loss (see note 2(f))	(125,226)	(131,837)
Total net assets	$992,926	$986,639
Net Asset Value Per Share	$18.20	$18.09

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$154,077	$163,589	$121,491
Companies 5% to 25% owned	3,881	2,058	—
Companies more than 25% owned	13,055	11,627	9,515
Dividends:
Companies 5% to less than 25% owned	845	—	—
Companies more than 25% owned	52,944	45,986	44,383
Other income:
Companies less than 5% owned	7,117	5,802	2,116
Companies 5% to 25% owned	—	26	—
Companies more than 25% owned	512	224	—
Total investment income	232,431	229,312	177,505
EXPENSES:
Management fees (see note 3)	31,389	31,661	29,982
Performance-based incentive fees (see note 3)	24,039	22,898	15,097
Interest and other credit facility expenses (see note 7)	71,464	72,507	46,087
Administrative services expense (see note 3)	5,520	5,899	5,401
Other general and administrative expenses	3,862	4,756	6,099
Total expenses	136,274	137,721	102,666
Performance-based incentive fees waived (see note 3)	(153)	(500)	(1,527)
Net expenses	136,121	137,221	101,139
Net investment income	$96,310	$92,091	$76,366
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized loss on investments and cash equivalents:
Companies less than 5% owned	$(2,252)	$(27,602)	$(36,485)
Companies more than 25% owned	—	(381)	—
Net realized loss on investments and cash equivalents	(2,252)	(27,983)	(36,485)
Net change in unrealized gain (loss) on investments:
Companies less than 5% owned	(3,137)	20,425	(2,909)
Companies 5% to 25% owned	2,105	(1,384)	—
Companies more than 25% owned	2,731	(6,761)	(18,630)
Net change in unrealized gain (loss) on investments	1,699	12,280	(21,539)
Net realized and unrealized loss on investments and cash equivalents	(553)	(15,703)	(58,024)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$95,757	$76,388	$18,342
EARNINGS PER SHARE (see note 5)	$1.76	$1.40	$0.35

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Year Ended December 31,
	2024	2023	2022
Increase (decrease) in net assets resulting from operations:
Net investment income	$96,310	$92,091	$76,366
Net realized loss	(2,252)	(27,983)	(36,485)
Net change in unrealized gain (loss)	1,699	12,280	(21,539)
Net increase in net assets resulting from operations	95,757	76,388	18,342
Distributions to stockholders (see note 8(a)):
From distributable earnings	(89,470)	(89,470)	(57,594)
From return of capital	—	—	(27,099)
Net distributions to stockholders	(89,470)	(89,470)	(84,693)
Capital transactions (see note 16):
Issuance of common stock	—	—	226,839
Repurchases of common stock	—	(10)	(3,038)
Net increase (decrease) in net assets resulting from capital transactions	—	(10)	223,801
Total increase (decrease) in net assets	6,287	(13,092)	157,450
Net assets at beginning of year	986,639	999,731	842,281
Net assets at end of year	$992,926	$986,639	$999,731
Capital share activity (see note 16):
Issuance of common stock	—	—	12,511,825
Repurchases of common stock	—	(746)	(217,271)
Net increase (decrease) from capital share activity	—	(746)	12,294,554

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$95,757	$76,388	$18,342
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments and cash equivalents	2,252	27,983	36,485
Net change in unrealized (gain) loss on investments	(1,699)	(12,280)	21,539
Deferred financing costs/market discount amortization	3,645	2,114	2,227
Net accretion of discount on investments	(8,922)	(11,932)	(9,850)
(Increase) decrease in operating assets:
Purchase of investments	(441,087)	(774,888)	(609,645)
Proceeds from disposition of investments	603,193	713,643	531,389
Capitalization of payment-in-kind income	(7,146)	(11,113)	(4,282)
Collections of payment-in-kind income	2,541	497	1,286
Receivable for investments sold	(35)	(414)	254
Interest receivable	(959)	(1,328)	(3,185)
Dividends receivable	(3,607)	(576)	(2,164)
Prepaid expenses and other assets	37	56	(97)
Cash and other net assets acquired in Mergers	—	—	3,640
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	65,220	(85,321)	97,570
Management fee payable	(288)	63	529
Performance-based incentive fee payable	56	442	3,558
Administrative services expense payable	1,363	481	(1,201)
Interest payable	301	(408)	3,451
Other liabilities and accrued expenses	(1,307)	(290)	1,213
Net Cash Provided by (Used in) Operating Activities	309,315	(76,883)	91,059
Cash Flows from Financing Activities:
Cash distributions paid	(89,470)	(96,951)	(94,539)
Proceeds from unsecured borrowings	48,970	—	134,914
Repayment of unsecured borrowings	(125,000)	(75,000)	(171,000)
Proceeds from secured borrowings	452,459	1,059,665	844,002
Repayments of secured borrowings	(526,157)	(895,000)	(696,000)
Repurchase of common stock	—	(10)	(3,038)
Net Cash Provided by (Used in) Financing Activities	(239,198)	(7,296)	14,339
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70,117	(84,179)	105,398
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	344,154	428,333	322,935
CASH AND CASH EQUIVALENTS AT END OF YEAR	$414,271	$344,154	$428,333
Supplemental disclosure of cash flow information:
Cash paid for interest	$67,518	$72,915	$42,636
Non-cash exchange of investments	27,254	—	—
Issuance of shares in connection with the Mergers(1)	—	—	226,839

(1)
On April 1, 2022, in connection with the Mergers (as defined in Note 1 “Organization”), the Company acquired net assets of $244,691 for the total stock consideration of $226,839.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 112.5%
First Lien Bank Debt/Senior Secured Loans
33Across Inc.	Media	P+232	8.50%	10.82%	1/22/2024	10/31/2025	$2,774	$2,774	$2,774
Aegis Toxicology Sciences Corporation(16)	Health Care Providers & Services	S+550	1.00%	10.28%	5/7/2018	5/9/2025	13,122	13,075	13,122
Alkeme Intermediary Holdings, LLC(16)	Insurance	S+575	1.00%	10.08%	9/20/2023	10/28/2026	16,886	16,531	16,886
All States Ag Parts, LLC(16)	Trading Companies & Distributors	S+600	1.00%	10.59%	4/1/2022	9/1/2026	2,034	2,016	2,034
BayMark Health Services, Inc.(16)	Health Care Providers & Services	S+500	1.00%	9.59%	4/1/2022	6/11/2027	8,180	7,999	8,180
Bayside Opco, LLC(24)	Health Care Providers & Services	S+725	1.00%	11.73%	5/31/2023	5/31/2026	19,905	19,905	19,905
Bayside Parent, LLC(24)	Health Care Providers & Services	S+1000(11)	1.00%	14.48%	5/31/2023	5/31/2026	6,008	6,008	6,008
BDG Media, Inc.	Media	P+525	5.50%	12.75%	7/18/2022	7/31/2025	6,249	6,249	6,249
CC SAG Holdings Corp.(Spectrum Automotive)(16)	Diversified Consumer Services	S+525	0.75%	9.58%	6/29/2021	6/29/2028	30,202	29,814	30,202
Copper River Seafoods, Inc.	Food Products	P+275	—	10.25%	12/1/2023	4/23/2025	5,088	5,088	5,088
CVAUSA Management, LLC(16)	Health Care Providers & Services	S+650	1.00%	10.84%	5/22/2023	5/22/2029	17,191	16,771	17,191
DeepIntent, Inc.	Media	P+185	5.25%	9.35%	12/1/2023	9/30/2027	37,746	37,746	37,746
Enhanced Permanent Capital, LLC(3)	Capital Markets	S+700	1.00%	11.97%	12/29/2020	12/29/2025	44,578	44,220	44,578
EyeSouth Eye Care Holdco LLC	Health Care Providers & Services	S+550	1.00%	9.96%	10/6/2022	10/5/2029	9,625	9,383	9,625
FE Advance, LLC	Diversified Financial Services	S+650	1.00%	10.86%	7/30/2024	7/30/2027	20,894	20,517	20,894
Fertility (ITC) Investment Holdco, LLC	Health Care Providers & Services	S+650	1.00%	11.74%	1/4/2023	1/3/2029	22,368	21,871	22,368
Foundation Consumer Brands, LLC(16)	Personal Products	S+625	1.00%	10.89%	2/12/2021	2/12/2027	25,058	24,691	25,058
Human Interest Inc.	Internet Software & Services	S+735	1.00%	11.90%	6/30/2022	7/1/2027	20,104	20,104	20,104
iCIMS, Inc.	Software	S+575	0.75%	10.38%	8/18/2022	8/18/2028	32,245	31,887	32,245
Kaseya, Inc.(16)	Software	S+550(14)	0.75%	9.83%	6/22/2022	6/23/2029	24,702	24,445	24,702
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	S+700	1.00%	11.71%	12/21/2018	12/21/2027	100,500	100,283	100,500
Logix Holding Company, LLC(16)	Communications Equipment	P+475	1.00%	12.25%	9/14/2018	3/20/2025	14,009	13,933	13,449
Luxury Asset Capital, LLC(16)	Thrifts & Mortgage Finance	S+675	1.00%	11.42%	7/15/2022	7/15/2027	30,500	30,149	30,500
Maxor Acquisition, Inc.(16)	Health Care Providers & Services	S+600	1.00%	10.44%	3/1/2023	3/1/2029	21,195	20,755	21,195
One Touch Direct, LLC	Commercial Services & Supplies	P+75	4.00%	8.25%	12/1/2023	3/31/2026	1,030	1,030	1,030
ONS MSO, LLC(16)	Health Care Providers & Services	S+625	1.00%	10.84%	2/10/2023	7/8/2026	27,772	27,317	27,772
Peter C. Foy & Associates Insurance Services, LLC(16)	Insurance	S+550(28)	0.75%	9.83%	4/1/2022	11/1/2028	16,706	16,508	16,706
Plastic Management, LLC(16)	Health Care Providers & Services	S+500	1.00%	9.43%	4/1/2022	8/18/2027	16,965	16,471	16,965
Quantcast Corporation	Commercial Services & Supplies	S+525	2.00%	11.75%	6/14/2024	6/14/2029	10,502	10,380	10,502
Retina Midco, Inc.(16)	Health Care Providers & Services	S+575	1.00%	10.35%	12/18/2023	1/31/2026	27,301	26,985	27,847
RQM+ Corp.(16)	Life Sciences Tools & Services	S+675(23)	1.00%	11.34%	8/20/2021	8/12/2029	23,398	23,201	22,462
RxSense Holdings LLC(16)	Diversified Consumer Services	S+500	1.00%	9.69%	4/1/2022	3/13/2026	2,628	2,582	2,628
Shoes for Crews Global, LLC	Diversified Consumer Services	S+650(26)	1.00%	11.17%	6/30/2024	6/30/2029	3,398	3,398	3,398
Sightly Enterprises, Inc.	Media	P+475	6.00%	12.25%	1/22/2024	12/31/2026	4,813	4,813	4,813
SLR Healthcare ABL(2)(3)(21)	Diversified Financial Services	S+650	—	10.81%	12/31/2024	12/31/2025	4,000	4,000	4,000
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+525	1.00%	9.58%	6/3/2022	7/27/2026	33,158	32,731	33,158
SPAR Marketing Force, Inc.	Media	P+190	—	9.40%	12/1/2023	10/10/2025	9,251	9,251	9,251
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	S+550	0.75%	10.19%	6/16/2021	6/16/2028	14,828	14,584	14,828

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
TAUC Management, LLC(16)	Health Care Providers & Services	S+700(27)	1.00%	11.48%	4/1/2022	2/12/2027	$7,002	$6,829	$6,302
The Townsend Company, LLC(16)	Commercial Services & Supplies	S+500	1.00%	9.36%	8/17/2023	8/15/2030	19,775	19,275	19,587
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+600	1.00%	10.48%	4/1/2022	12/31/2026	3,688	3,590	3,615
TPC 2022, LLC	Capital Markets	S+650	1.00%	10.88%	12/18/2024	12/13/2027	20,000	19,802	19,800
United Digestive MSO Parent, LLC(16)	Health Care Providers & Services	S+575	1.00%	10.08%	3/30/2023	3/30/2029	9,956	9,723	9,956
Urology Management Holdings, Inc.	Health Care Providers & Services	S+550	1.00%	9.83%	2/7/2023	6/15/2027	11,909	11,683	11,909
UVP Management, LLC	Health Care Providers & Services	S+625	1.00%	10.73%	9/18/2023	9/15/2025	13,653	13,518	13,653
Western Veterinary Partners LLC(16)	Diversified Consumer Services	S+500	1.00%	9.33%	1/19/2024	10/29/2027	23,515	23,215	23,515
WMD Funding, LLC(11)	Diversified Financial Services	—	—	11.50%	12/4/2024	7/16/2031	18,330	18,330	18,330
Total First Lien Bank Debt/ Senior Secured Loans								$845,430	$852,630
First Lien Life Science Senior Secured Loans
Arcutis Biotherapeutics, Inc.(3)	Pharmaceuticals	S+595	2.50%	10.47%	12/22/2021	8/1/2029	$33,425	$34,531	$35,263
Ardelyx, Inc.(3)	Pharmaceuticals	S+400(25)	4.70%	8.70%	2/23/2022	7/1/2028	39,750	40,033	40,247
Cerapedics, Inc.	Biotechnology	S+620	2.75%	10.72%	12/27/2022	1/1/2028	36,156	36,498	37,889
Meditrina, Inc.	Health Care Equipment & Supplies	S+550	3.45%	10.02%	12/20/2022	12/1/2027	5,051	5,111	5,127
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	S+580	5.31%	11.11%	7/30/2018	11/1/2025	24,500	26,044	24,622
Outset Medical, Inc.(16)	Health Care Equipment & Supplies	S+515	2.75%	9.67%	11/3/2022	11/1/2027	44,727	45,353	46,405
SPR Therapeutics, Inc.	Health Care Technology	S+515	4.00%	9.67%	1/30/2024	2/1/2029	4,866	4,872	5,021
Vapotherm, Inc.(24)	Health Care Equipment & Supplies	S+600	4.50%	10.52%	2/18/2022	9/20/2027	13,782	14,147	14,254
Total First Lien Life Science Senior Secured Loans								$206,589	$208,828
Second Lien Asset-Based Senior Secured Loans
AMF Levered II, LLC	Diversified Financial Services	S+705	1.00%	11.67%	12/24/2021	8/21/2028	$29,925	$29,741	$29,925
FGI Worldwide LLC (3)(16)	Diversified Financial Services	S+650	1.00%	10.86%	4/17/2023	4/17/2028	8,206	8,058	8,206
Pasadena Private Lending Inc.(3)	Diversified Financial Services	S+750	1.00%	11.88%	12/16/2024	4/30/2028	9,825	9,703	9,702
Total Second Lien Asset-Backed Senior Secured Loans								$47,502	$47,833
Second Lien Bank Debt / Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975(11)	1.00%	—	12/23/2013	10/12/2026	$18,228	$12,297	$7,827
Total Senior Secured Loans								$1,111,818	$1,117,118

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 18.2%
A&A Crane and Rigging, LLC (10)	Commercial Services & Supplies	7.78%	3/27/2023	3/27/2028	$54	$54	$54
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-9.09%	2/12/2021	3/1/2025-11/1/2026	259	258	259
AFG Dallas III, LLC (10)	Diversified Consumer Services	10.00-11.29%	8/11/2022	8/11/2026-3/1/2027	743	743	743
Air Methods Corporation (10)	Airlines	7.08-7.13%	11/3/2021	11/3/2026-11/23/2026	2,569	2,591	2,569
Boart Longyear Company (10)	Metals & Mining	8.31-9.77%	5/28/2020	4/1/2025-10/7/2026	997	997	997
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/1/2022	7/1/2026	73	73	73
Carolina’s Contracting, LLC (10)	Diversified Consumer Services	8.40-8.72%	3/7/2023	3/7/2028-5/19/2028	2,912	2,932	2,912
CKD Holdings, Inc. (10)	Road & Rail	8.10-8.60%	9/22/2022	3/22/2026-9/22/2027	1,816	1,816	1,816
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	9.36-13.01%	5/27/2021	4/1/2025-5/1/2028	4,550	4,550	4,550
Complete Equipment Rentals, LLC (10)	Commercial Services & Supplies	6.75-7.15%	3/23/2023	4/15/2028-6/15/2028	1,467	1,450	1,442
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2/2021	1/1/2026	658	661	658
Double S Industrial Contractors, Inc. (10)	Commercial Services & Supplies	8.60%	7/28/2023	8/1/2027	85	85	85
Drillers Choice, Inc. (10)	Commercial Services & Supplies	8.00-10.08%	10/31/2022	11/1/2027-6/1/2029	1,089	1,091	1,089
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/30/2020	10/1/2027	3,798	3,811	3,798
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	8.37%	4/27/2018	4/27/2025	2,884	2,884	2,812
Extreme Steel Crane & Rigging, LLC (10)	Commercial Services & Supplies	9.52%	3/3/2023	3/3/2027	613	617	613
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50-9.00%	10/28/2021	10/1/2026-3/1/2027	1,566	1,567	1,566
First National Capital, LLC (10)	Diversified Financial Services	9.00%	11/5/2021	7/1/2026	3,340	3,340	3,340
GMT Corporation (10)	Machinery	10.71%	10/23/2018	1/1/2026	2,496	2,497	2,496
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/8/2021	11/1/2025	347	347	347
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.94%	11/15/2018	9/1/2025	53	53	51
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/23/2021	6/23/2025	1,001	1,002	1,001
Loc Performance Products, LLC (10)	Machinery	10.50%	12/29/2022	6/1/2027	477	477	477
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/16/2019	5/16/2026-9/25/2026	7,500	7,500	7,361
Miranda Logistics Enterprise, Inc. (10)	Construction & Engineering	7.69%	4/14/2023	4/14/2028	628	628	628
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/31/2017	2/28/2025	114	114	114
Nimble Crane LLC (10)	Commercial Services & Supplies	9.18%	7/13/2023	7/13/2028	762	762	762
No Limit Construction Services, LLC (10)	Commercial Services & Supplies	7.73%	5/5/2023	6/1/2028	95	95	95
PCX Aerostructures LLC (10)	Aerospace & Defense	9.32%	11/23/2022	12/1/2028	1,931	1,931	1,931
Rango, Inc. (10)	Commercial Services & Supplies	9.33%	9/24/2019	4/1/2025	101	101	99
Rayzor’s Edge LLC (10)	Diversified Consumer Services	7.69-8.27%	5/19/2023	5/18/2030-6/30/2030	624	624	624
RH Land Construction, LLC & Harbor Dredging LA, Inc. (10)	Construction & Engineering	8.08%	5/10/2023	5/10/2026	69	69	69
Rotten Rock Hardscaping & Tree Service (10)	Diversified Consumer Services	8.21%	12/6/2022	12/6/2027	159	159	159
Signet Marine Corporation (10)	Transportation Infrastructure	8.50%	10/31/2022	6/1/2029	10,291	10,319	10,291
SLR Equipment Finance (2)(9)(17)	Multi-Sector Holdings	8.50%	12/26/2024	12/1/2025	3,000	3,000	3,000
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82-8.61%	6/30/2022	9/15/2026-6/27/2030	5,195	5,195	5,195
ST Coaches, LLC (10)	Road & Rail	8.50%	7/31/2017	1/25/2025	520	520	520
Star Coaches Inc. (10)	Road & Rail	8.42%	3/9/2018	4/1/2025	1,719	1,719	1,633
Superior Transportation, Inc. (10)	Road & Rail	10.22-10.63%	7/31/2017	1/1/2026	1,346	1,346	1,346
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	4.07%	7/31/2017	1/15/2028	970	970	901
Trinity Equipment, Inc. (10)	Commercial Services & Supplies	8.78-8.93%	5/4/2023	5/4/2028-5/19/2028	1,085	1,085	1,085
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-7.95%	10/8/2021	11/1/2026-12/1/2026	136	136	136
U.S. Crane & Rigging, LLC (10)	Commercial Services & Supplies	8.73%	12/23/2022	9/1/2028	766	766	766
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43%	7/31/2019	10/5/2025	72	72	72
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/27/2019	1/1/2025	17	17	17
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32-9.93%	9/23/2022	9/23/2027-8/16/2028	2,465	2,495	2,465
Zamborelli Enterprises Pacific Southern Foundation (10)	Diversified Consumer Services	8.91%	12/7/2022	1/1/2027	399	401	399
					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings		7/31/2017		200	145,000	107,600
Total Equipment Financing						$218,920	$181,016

Preferred Equity – 3.2%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	0.00%	6/8/2012	6/30/2025	—	$5,241	$2,500
Veronica Holdings, LLC (Vapotherm)(24)	Health Care Equipment & Supplies	9.00%(11)	9/20/2024	—	13,055,991	27,769	29,182
Total Preferred Equity						$33,010	$31,682

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—68.1%
Assertio Holdings, Inc. (8)*	Pharmaceuticals	7/31/2023	12,510	$51	$11
Bayside Parent, LLC (24)*	Health Care Providers & Services	5/31/2023	6,526	11,411	7,179
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/31/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/28/2019	289,102	136	47
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/15/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/18/2017	444,388	74	84
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/22/2017	260,000	129	131
KBH Topco LLC (Kingsbridge) (2)(5)(18)	Multi-Sector Holdings	11/3/2020	76,125,000	140,920	152,071
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/20/2022	44,049	33	31
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/23/2013	231,177	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/23/2013	522	5,216	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/25/2019	469,353	235	246
Shoes for Crews Holdings, LLC	Diversified Consumer Services	6/30/2024	1,884	2,759	2,040
SLR-AMI Topco Blocker, LLC (15)(24)*	Internet & Catalog Retail	6/16/2023	—	24,085	12,778
SLR Business Credit (2)(3)(19)	Diversified Financial Services	4/1/2022	100	111,583	125,370
SLR Credit Solutions (2)(3)(20)	Diversified Financial Services	12/28/2012	280,303	280,737	288,250
SLR Healthcare ABL (2)(3)(21)	Diversified Financial Services	4/1/2022	32,839	34,335	37,850
SLR Senior Lending Program LLC (2)(3)(22)	Asset Management	12/1/2022	—	47,875	49,091
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/10/2018	396	110	—
Veronica Holdings, LLC (Vapotherm)(24)*	Health Care Equipment & Supplies	9/20/2027	293,203	330	639
Total Common Equity/Equity Interests/Warrants				$675,818	$675,818
Total Investments (6) — 202.0%				$2,039,566	$2,005,634

Description	Industry	Acquisition Date	Maturity Date	Par Amount
Cash Equivalents —40.0%
U.S. Treasury Bill (4.24% yield)	Government	12/31/2024	2/25/2025	$400,000	$397,510	$397,510
Total Investments & Cash Equivalents — 242.0%					$2,437,076	$2,403,144
Liabilities in Excess of Other Assets — (142.0%)						(1,410,218)
Net Assets — 100.0%						$992,926

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of December 31, 2024.
(2)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2024 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions	Gross Reductions	Realized Loss	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2024	Interest/ Dividend/ Other Income
Equipment Operating Leases, LLC	$3,296	$—	$496	$—	$12	$2,812	$264
Kingsbridge Holdings, LLC	96,000	4,500	—	—	113	100,500	11,972
KBH Topco, LLC (Kingsbridge)	142,000	4,323	—	—	5,748	152,071	12,159
Loyer Capital LLC	7,361	—	—	—	—	7,361	757
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	—	—	—	—	—	—	—
RD Holdco, Inc. (debt)	7,827	—	—	—	—	7,827	—
SLR Business Credit (revolver)	—	19,000	19,000	—	—	—	33
SLR Business Credit	90,370	30,000	—	—	5,000	125,370	8,350
SLR Credit Solutions	284,000	—	—	—	4,250	288,250	20,500
SLR Equipment Finance (equity)	120,820	—	—	—	(13,220)	107,600	—
SLR Equipment Finance (debt)	3,850	3,000	3,850	—	—	3,000	28
SLR Healthcare ABL	35,850	—	—	—	2,000	37,850	5,123
SLR Healthcare ABL (revolver)	—	4,000	—	—	—	4,000	1
SLR Senior Lending Program LLC	43,899	5,000	—	—	192	49,091	7,262
SOINT, LLC	3,801	63	—	—	(1,364)	2,500	62
	$839,074	$69,886	$23,346	$—	$2,731	$888,232	$66,511

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2024

(in thousands, except share/unit amounts)

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2024, on a fair value basis, non-qualifying assets in the portfolio represented 26.3% of the total assets of the Company.
(4)
The Company’s investment in SOINT, LLC includes a one dollar investment in common shares.
(5)
Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $7,625; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $109,461 and $101,836, respectively, based on a tax cost of $1,998,009. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
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
(14)
Kaseya may elect to defer up to 2.50% of the coupon as PIK.
(15)
Through this entity and other intermediate entities, the Company owns approximately 5.7% of the underlying common units of ASC Holdco, LLC, a joint venture which owns certain assets of the former Amerimark Interactive, LLC.
(16)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving SPV Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.
(17)
See note 11 to the consolidated financial statements.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2024

(in thousands, except share/unit amounts)

(18)
See note 12 to the consolidated financial statements.
(19)
See note 14 to the consolidated financial statements.
(20)
See note 10 to the consolidated financial statements.
(21)
See note 13 to the consolidated financial statements.
(22)
See note 18 to the consolidated financial statements.
(23)
Spread is S+200 Cash / 4.75% PIK.
(24)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2024 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2024	Interest/ Dividend Income
Bayside Opco, LLC	$19,415	$626	$136	$—	$—	$19,905	$2,543
Bayside Parent, LLC (loan)	5,153	855	—	—	—	6,008	850
Bayside Parent, LLC (equity)	3,815	—	—	—	3,364	7,179	—
SLR-AMI Topco Blocker, LLC	15,867	—	—	—	(3,089)	12,778	—
Vapotherm, Inc.	—	14,080	—	—	108	14,254	488
Veronica Holdings, LLC (preferred equity)	—	27,644	—	—	1,413	29,182	845
Veronica Holdings, LLC (common equity)	—	330	—	—	309	639	—
	$44,250	$43,535	$136	$—	$2,105	$89,945	$4,726

(25) Certain tranches have a spread of S+795, certain tranches have a spread of S+425 and certain tranches have a spread of S+400.

(26) Certain tranches have a spread of S+650 and certain tranches have a spread of S+700 (5.00% PIK/2.00% Cash).

(27) Spread is S+600 Cash / 1.00% PIK.

(28) Certain tranches have a spread of S+550 and certain tranches have a spread of S+650.

* Non-income producing security.

** Investment is on non-accrual status.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2024

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2024
Diversified Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	27.7%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	18.6%
Health Care Providers & Services	13.6%
Health Care Equipment & Supplies	6.8%
Pharmaceuticals	3.8%
Diversified Consumer Services	3.3%
Capital Markets	3.2%
Media	3.0%
Software	2.8%
Asset Management	2.4%
Commercial Services & Supplies	2.2%
Biotechnology	1.9%
Insurance	1.7%
Thrifts & Mortgage Finance	1.5%
Personal Products	1.2%
Life Sciences Tools & Services	1.1%
Internet Software & Services	1.0%
Communications Equipment	0.7%
Internet & Catalog Retail	0.6%
Transportation Infrastructure	0.6%
Road & Rail	0.5%
Trading Companies & Distributors	0.3%
Health Care Technology	0.3%
Food Products	0.3%
Hotels, Restaurants, & Leisure	0.2%
Aerospace & Defense	0.2%
Machinery	0.1%
Airlines	0.1%
Auto Components	0.1%
Construction & Engineering	0.1%
Metals & Mining	0.1%
Energy Equipment & Services	0.0%
Total Investments	100.0%

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
(14)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving SPV Credit Facility (see note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.
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

December 31, 2024

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2024, there was no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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
(f)
Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly, at December 31, 2024, $324 was reclassified on our balance sheet between accumulated distributable net loss and paid-in capital in excess of par. Total earnings and net asset value are not affected.
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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

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
(m)
Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more (90 days or more for equipment financing) and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash and, in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on such investments may be recognized as income or applied to principal depending on management’s judgment.
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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 19 for more information on the effects of the adoption of ASU 2023-07.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the fiscal years ended December 31, 2024, 2023 and 2022.

For the fiscal years ended December 31, 2024, 2023 and 2022, the Company recognized $31,389, $31,661 and $29,982, respectively, in base management fees and $24,039, $22,898 and $15,097, respectively, in performance-based incentive fees. For the fiscal years ended December 31, 2024, 2023 and 2022, $153, $500 and $1,527, respectively, of such performance-based incentive fees were waived. The Investment Adviser has agreed to waive incentive fees resulting from income earned due to the accretion of purchase discount allocated to investments acquired as a result of the Mergers. Fees waived pursuant to the above are not subject to recoupment by the Investment Adviser.

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

For the fiscal years ended December 31, 2024, 2023 and 2022, the Company recognized expenses under the Administration Agreement of $5,520, $5,899 and $5,401, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2024, 2023 and 2022.

Note 4. Net Asset Value Per Share

At December 31, 2024, the Company’s total net assets and net asset value per share were $992,926 and $18.20, respectively. This compares to total net assets and net asset value per share at December 31, 2023 of $986,639 and $18.09, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$95,757	$76,388	$18,342
Denominator—weighted average shares:	54,554,634	54,554,638	51,680,522
Earnings per share:	$1.76	$1.40	$0.35

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2024 and December 31, 2023:

Fair Value Measurements

As of December 31, 2024

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,117,118	$—	$1,117,118
Equipment Financing	—	—	181,016	—	181,016
Preferred Equity	—	—	31,682	—	31,682
Common Equity/Equity Interests/Warrants	257	—	626,470	49,091	675,818
Total Investments	$257	$—	$1,956,286	$49,091	$2,005,634

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

Fair Value Measurements

As of December 31, 2023

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,277,539	$—	$1,277,539
Equipment Financing	—	—	256,819	—	256,819
Preferred Equity	—	—	3,801	—	3,801
Common Equity/Equity Interests/Warrants	281	—	572,427	43,899	616,607
Total Investments	$281	$—	$2,110,586	$43,899	$2,154,766

* In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities. The portfolio investment in this category is SLR Senior Lending Program LLC (“SSLP”). See Note 18 for more information on this investment, including its investment strategy and the Company’s unfunded equity commitment to SSLP. This investment is not redeemable by the Company absent an election by the members of the entity to liquidate all investments and distribute the proceeds to the members.

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2024, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2024:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2023	$1,277,539	$256,819	$3,801	$572,427	$2,110,586
Total gains or losses included in earnings:
Net realized loss	(1,400)	—	—	(668)	(2,068)
Net change in unrealized gain (loss)	(3,598)	(12,646)	49	17,726	1,531
Purchase of investment securities*	411,598	2,852	27,832	37,434	479,716
Proceeds from dispositions of investment securities	(567,021)	(66,009)	—	(449)	(633,479)
Transfers in/out of Level 3	—	—	—	—	—
Fair value, December 31, 2024	$1,117,118	$181,016	$31,682	$626,470	$1,956,286
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$1,533	$(12,646)	$49	$16,751	$5,687

* Includes PIK capitalization and accretion of discount.

While the Company has not made an election to apply the fair value option of accounting to any of its current debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2024, the fair value of the Credit Facility, SPV Credit Facility, 2025 Unsecured Notes, 2026 Unsecured Notes, 2027 Unsecured Notes, 2027 Series F Unsecured Notes and 2027 Series G Unsecured Notes would be $482,043, $165,050, $84,575, $72,750, $46,875, $128,250 and $49,368, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2024 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2024	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$1,095,842	Income Approach	Market Yield	8.5% – 18.5% (11.8%)
	Asset	$21,276	Recovery Analysis	Recoverable Amount	N/A
Equipment Financing	Asset	$73,416	Income Approach	Market Yield	8.5% –9.0% (9.0%)
		$107,600	Market Multiple(1)	Comparable Multiple	1.2x-1.5x (1.5x)
Preferred Equity	Asset	$29,182	Income Approach	Market Yield	9.0% –9.0% (9.0%)
		$2,500	Recovery Analysis	Recoverable Amount	N/A
Common Equity/Equity Interests/Warrants	Asset	$175,000	Market Multiple(2)	Comparable Multiple	5.5x –12.3x (9.1x)
		$451,470	Market Approach	Return on Equity	7.8% –21.7% (11.3%)

(1)
Includes $107,600 of investments valued using an implied multiple.
(2)
Includes $293 of investments valued using a Black-Scholes model, $639 of investments using a transaction price, $2,040 of investments using a recovery analysis and $172,028 of investments valued using an EBITDA multiple.

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$1,269,712	Income Approach	Market Yield	10.0% – 45.5% (13.2%)
		$7,827	Recovery Analysis	Recoverable Amount	N/A
Equipment Financing	Asset	$135,999	Income Approach	Market Yield	8.5% –9.3% (9.3%)
		$120,820	Market Multiple(1)	Comparable Multiple	1.2x-1.5x (1.4x)
Preferred Equity	Asset	$3,801	Income Approach	Market Yield	5.0% –5.0% (5.0%)
Common Equity/Equity Interests/Warrants	Asset	$162,207	Market Multiple(2)	Comparable Multiple	5.5x –11.3x (9.5x)
		$410,220	Market Approach	Return on Equity	7.1% –34.8% (10.6%)

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024			December 31, 2023
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$482,043	$474,715	(1)	$507,000	$503,358	(1)
SPV Credit Facility	165,050	163,335	(2)	206,250	205,357	(2)
2024 Unsecured Notes	—	—		125,000	124,711	(3)
2025 Unsecured Notes	85,000	84,956	(4)	85,000	84,781	(4)
2026 Unsecured Notes	75,000	74,741	(5)	75,000	74,616	(5)
2027 Unsecured Notes	50,000	49,979	(6)	50,000	49,966	(6)
2027 Series F Unsecured Notes	135,000	134,998	(7)	135,000	134,988	(7)
2027 Series G Unsecured Notes	49,000	48,970	(8)	—	—
	$1,041,093	$1,031,694		$1,183,250	$1,177,777

(1)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $7,328 and $3,642 as of December 31, 2024 and December 31, 2023, respectively.
(2)
Carrying Value equals the Face Amount net of unamortized debt issuance costs/market discount of $1,715 and $893 as of December 31, 2024 and December 31, 2023, respectively.
(3)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $289 as of December 31, 2023.
(4)
Carrying Value equals the Face Amount net of unamortized market discount of $44 and $219 as of December 31, 2024 and December 31, 2023, respectively.
(5)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $259 and $384 as of December 31, 2024 and December 31, 2023, respectively.
(6)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $21 and $34 as of December 31, 2024 and December 31, 2023, respectively.
(7)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $2 and $12 as of December 31, 2024 and December 31, 2023, respectively.
(8)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $30 as of December 31, 2024.

Unsecured Notes

On December 16, 2024, the Company closed a private offering of $49,000 of the 2027 Series G Unsecured Notes with a fixed interest rate of 6.24% and a maturity date of December 16, 2027. Interest on the 2027 Series G Unsecured Notes is due semi-annually on June 16th and December 16th. The 2027 Series G Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On April 1, 2022, the Company entered into an assumption agreement (the “Note Assumption Agreement”), effective as of the closing of the Mergers. The Note Assumption Agreement relates to the Company’s assumption of $85,000 in aggregate principal amount of five-year, 3.90% senior unsecured notes, due March 31, 2025 (the “2025 Unsecured Notes”) and other obligations of SUNS under the Note Purchase Agreement, dated as of March 31, 2020 (the “Note Purchase Agreement”), by and among SUNS and certain institutional investors. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. Pursuant to the Note Assumption Agreement, the Company expressly assumed on behalf of SUNS the due and punctual payment of the principal of (and premium, if any) and interest on all the 2025 Unsecured Notes outstanding, and the due and punctual performance and observance of every covenant and every condition of the Note Purchase Agreement, to be performed or observed by SUNS.

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

December 31, 2024

(in thousands, except share and per share amounts)

On December 18, 2019, the Company closed a private offering of $75,000 of the 2026 Unsecured Notes with a fixed interest rate of 4.375% and a maturity date of December 15, 2026. Interest on the 2026 Unsecured Notes is due semi-annually on June 15 and December 15. The 2026 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On December 18, 2019, the Company closed a private offering of $125,000 of the 2024 Unsecured Notes with a fixed interest rate of 4.20% and a maturity date of December 15, 2024. Interest on the 2024 Unsecured Notes was due semi-annually on June 15 and December 15. The 2024 Unsecured Notes were issued in a private placement only to qualified institutional buyers. The 2024 Unsecured notes were repaid in full at maturity on December 15, 2024.

Revolving and Term Loan Facilities

On August 16, 2024, the Company closed on Amendment No. 3 to its August 28, 2019 senior secured credit agreement (the
“Credit Facility”). Following the amendment and several commitment increases in the fourth quarter of 2024, the Credit Facility is now composed of $695,000 of revolving credit and $140,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in August 2029 and includes ratable amortization in the final year. Subsequent to Amendment No. 4 on December 3, 2024, the Credit Facility may be increased up to $900,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At December 31, 2024, outstanding USD equivalent borrowings under the Credit Facility totaled $482,043, composed of $342,043 of revolving credit and $140,000 of term loans.

On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to the Company’s assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 30, 2024 amendment, the commitment under the SPV Credit Facility is $275,000. The stated interest rate on the SPV Credit Facility is SOFR plus 2.25%-2.75% with no SOFR floor requirement and the current final maturity date is August 30, 2028. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, the Company as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At December 31, 2024, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $165,050.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

The average annualized interest cost for all borrowings for the years ended December 31, 2024 and December 31, 2023 was 5.91% and 5.88%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the SPV Credit Facility, the 2023 Unsecured Notes, the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes, the 2027 Series F Unsecured Notes and the 2027 Series G Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the year ended December 31, 2024 and December 31, 2023 were $1,192,250 and $1,273,200, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

Note 8(a). Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2024, 2023 and 2022 were as follows (1):

	2024		2023		2022
Ordinary income	$89,470	100.0%	$89,470	100.0%	$50,113	59.2%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	—	0.0%	—	0.0%	27,099	32.0%
Distributions recognized in subsequent year	—	0.0%	—	0.0%	7,481	8.8%
Total distributions	$89,470	100.0%	$89,470	100.0%	$84,693	100.0%

As of December 31, 2024, 2023 and 2022, the total accumulated earnings (loss) on a tax basis were as follows (1):

	2024		2023		2022
Undistributed ordinary income	$7,159		$1,793		$—
Undistributed long-term net capital gains	—		—		—
Total undistributed net earnings	7,159		1,793		—
Post-October capital losses	—		—		—
Capital loss carryforward	(142,373)	[2]	(138,561)	[2]	(127,348)
Other book/tax temporary differences	2,363		2,364		(53,223)
Net unrealized appreciation	7,625		2,567		17,187
Total tax accumulated loss	$(125,226)		$(131,837)		$(163,384)

(1)
Tax information for the fiscal years ended December 31, 2024, 2023 and 2022 are/were estimates and are not final until the Company files its tax returns, typically in September or October each year.
(2)
Includes capital loss carryforward acquired from the Mergers which is subject to limitations under IRC Sections 381-384.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2021 remain subject to examination by the Internal Revenue Service and the state department of revenue. The capital loss carryforwards shown above do not expire.

Note 8(b). Other Tax Information (unaudited)

For the fiscal years ended December 31, 2024, 2023 and 2022, 12.65%, 0% and 0%, respectively of the ordinary distributions paid during the year were eligible for qualified dividend income treatment and the dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2024, 2023, and 2022, 86.46%, 90.05% and 88.05%, respectively, of each of the ordinary distributions paid during the year represented interest-related dividends. For the fiscal years ended December 31, 2024, 2023 and 2022, none of the distributions represented short-term capital gains dividends.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the respective years:

	Year Ended December 31, 2024		Year ended December 31, 2023		Year ended December 31, 2022		Year Ended December 31, 2021	Year ended December 31, 2020
Per Share Data: (a)
Net asset value, beginning of year	$18.09		$18.33		$19.93		$20.16	$21.44
Net investment income	1.76		1.69		1.48		1.44	1.40
Net realized and unrealized loss	(0.01)		(0.29)		(1.13)	*	(0.03)	(1.04)
Net increase in net assets resulting from operations	1.75		1.40		0.35		1.41	0.36
Issuance of common stock in connection with the Mergers	—		—		(0.33)		—	—
Anti-dilution	—		—		0.02		—	—
Distributions to stockholders (see note 8(a)):
From distributable earnings	(1.64)		(1.64)		(1.12)		(0.98)	(1.15)
From return of capital	—		—		(0.52)		(0.66)	(0.49)
Net asset value, end of year	$18.20		$18.09		$18.33		$19.93	$20.16
Per share market value, end of year	$16.16		$15.03		$13.91		$18.43	$17.51
Total Return(b)	19.20%		19.42%		(16.09)%		14.66%	(5.72)%
Net assets, end of year	$992,926		$986,639		$999,731		$842,281	$852,023
Shares outstanding, end of year	54,554,634		54,554,634		54,555,380		42,260,826	42,260,826
Ratios to average net assets:
Net investment income	9.72%		9.33%		7.76%		7.13%	6.93%
Operating expenses	6.52%	**	6.56%	**	5.60%	**	5.68%	4.14%
Interest and other credit facility expenses	7.21%		7.34%		4.68%		3.50%	3.18%
Total expenses	13.73%	**	13.90%	**	10.28%	**	9.18%	7.32%
Average debt outstanding	$1,114,026		$1,171,816		$994,578		$703,670	$556,104
Portfolio turnover ratio	22.4%		35.1%		27.4%		29.9%	26.0%

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

** The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of the performance-based incentive fee waiver (see note 3). For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the ratios of operating expenses to average net assets would be 6.54%, 6.60% and 5.75%, respectively, and the ratios of total expenses to average net assets would be and 13.75%, 13.95% and 10.43%, respectively, without the performance-based incentive fee waiver.

Note 10. SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of December 31, 2024, total commitments to the revolving credit facility were $300,000.

As of December 31, 2024, SLR Credit had 27 funded commitments to 22 different issuers with total funded loans of approximately $317,565 on total assets of $364,258. As of December 31, 2023, SLR Credit had 31 funded commitments to 26 different issuers with total funded loans of approximately $406,554 on total assets of $438,422. As of December 31, 2024 and December 31, 2023, the largest loan outstanding totaled $27,879 and $30,000, respectively. For the same periods, the average exposure per issuer was $14,435 and $15,637, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

approximately $149,997 and $218,878 of borrowings outstanding at December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2024, 2023 and 2022, SLR Credit had net income of $24,882, $6,476 and $7,521, respectively, on gross income of $55,247, $57,800 and $30,324, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. SLR Credit’s consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 are attached as an exhibit to this annual report on Form 10-K.

Note 11. SLR Equipment Finance

On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies are doing business as SLR Equipment Finance (“SLR Equipment”). SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209,866 in cash to effect the transaction, of which $145,000 was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC, and $64,866 was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. On January 31, 2024, SLR Equipment entered into a $225,000 senior secured credit facility with a maturity date of January 31, 2027. On March 1, 2024, the credit facility was expanded to $350,000 of commitments.

As of December 31, 2024, SLR Equipment had 398 funded equipment-backed leases and loans to 217 different customers with a total net investment in leases and loans of approximately $324,939 on total assets of $366,258. As of December 31, 2023, SLR Equipment had 150 funded equipment-backed leases and loans to 62 different customers with a total net investment in leases and loans of approximately $203,674 on total assets of $254,656. As of December 31, 2024 and December 31, 2023, the largest position outstanding totaled $17,883 and $17,943, respectively. For the same periods, the average exposure per customer was $1,497 and $3,285, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $260,974 and $137,178 of borrowings outstanding at December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2024, 2023 and 2022, SLR Equipment had net losses of $9,534, $6,385 and $2,867, respectively, on gross income of $22,000, $19,608 and $20,380, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. SLR Equipment’s consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 are attached as an exhibit to this annual report on Form 10-K.

Note 12. Kingsbridge Holdings, LLC

On November 3, 2020, the Company acquired 87.5% of the equity securities of Kingsbridge Holdings, LLC (“KBH”) through KBH Topco LLC (“KBHT”), a Delaware corporation. KBH is a residual focused independent mid-ticket lessor of equipment primarily to U.S. large corporate companies. The Company invested $216,596 to effect the transaction, of which $136,596 was invested to acquire 87.5% of KBHT’s equity and $80,000 in KBH’s debt. The existing management team of KBH committed to continuing to lead KBH after the transaction. Following the transaction, the Company owned 87.5% of KBHT equity and the KBH management team owned the remaining 12.5% of KBHT’s equity. On March 13, 2024, as per the terms of the original purchase agreement, the Company acquired 3.125% of KBHT’s equity from the KBH management team. Effective with this purchase, the Company owns 90.625% of KBHT’s equity and the KBH management team owns the remaining 9.375%.

As of December 31, 2024 and December 31, 2023, KBHT had total assets of $920,072 and $857,346, respectively. For the same periods, debt recourse to KBHT totaled $271,584 and $249,807, respectively, and non-recourse debt totaled $421,587 and $367,082, respectively. None of the debt is recourse to the Company. For the years ended December 31, 2024, 2023 and 2022, KBHT had net income of $11,957, $9,065 and $13,287, respectively, on gross income of $341,321, $327,363 and $298,760, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us. KBHT’s consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 are attached as an exhibit to this annual report on Form 10-K.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

Note 13. SLR Healthcare ABL

SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”), on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of December 31, 2024, SLR Healthcare’s management team and the Company own approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022. Effective with an amendment dated September 19, 2024, SLR Healthcare has a $160,000 non-recourse credit facility, which is expandable to $200,000 under its accordion facility. The maturity date of this facility is March 31, 2026.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2024, the portfolio totaled approximately $288,250 of commitments with a total net investment in loans of $130,207 on total assets of $138,494. As of December 31, 2023, the portfolio totaled approximately $255,000 of commitments with a total net investment in loans of $111,264 on total assets of $118,563. At December 31, 2024, the portfolio consisted of 47 issuers with an average balance of approximately $2,770 versus 42 issuers with an average balance of approximately $2,649 at December 31, 2023. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $99,600 and $84,700 of borrowings outstanding at December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2024, 2023 and 2022, SLR Healthcare had net income of $5,589, $5,458 and $3,475, respectively, on gross income of $19,970, $17,886 and $11,593, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. SLR Healthcare’s consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 are attached as an exhibit to this annual report on Form 10-K.

Note 14. SLR Business Credit

SUNS acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. SUNS invested approximately $51,000 to effect the transaction. Subsequently, SUNS contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, SUNS and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. SUNS and ESP SSC Corporation then owned 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity, and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized businesses. As part of this transaction, SUNS’s 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15,500 transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies are doing business as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of $66,671 was financed with equity from SUNS of $19,000 and borrowings on NMC’s credit facility of $47,671. SLRC acquired SLR Business Credit in connection with the Mergers on April 1, 2022. On September 27, 2024, NMC acquired an asset-based factoring portfolio and operations from Webster Bank, N.A.’s Commercial Services Division. The transaction purchase price of approximately $127,000 was funded with $30,000 of equity from the Company and the remaining $97,000 from borrowings on NMC’s credit facility.

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2024, the portfolio totaled approximately $857,953 of commitments, of which $488,402 were funded, on total assets of $527,077. As of December 31, 2023, the portfolio totaled approximately $610,949 of commitments, of which $273,541 were funded, on total assets of $315,335. At December 31, 2024, the portfolio consisted of 188 issuers with an average balance of approximately $2,598 versus 102 issuers with an average balance of approximately $2,681 at December 31, 2023. NMC has a senior credit facility with a bank lending group for $325,307 which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $231,034 and $222,917 of borrowings outstanding at December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2024, 2023 and 2022, SLR Business Credit had net income (loss) of $10,450, ($9,488), and $3,940, respectively, on gross income of $45,891, $38,143, and $29,433, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

maintain consistent dividend payments to us. SLR Business Credit’s consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 are attached as an exhibit to this annual report on Form 10-K.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

Note 15. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit and SLR Healthcare. The total amount of these unfunded commitments as of December 31, 2024 and December 31, 2023 was $234,554 and $248,692, respectively, comprised of the following:

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
SLR Credit Solutions*	$44,263	$44,263
Western Veterinary Partners LLC	18,245	—
Arcutis Biotherapeutics, Inc.	12,658	—
BDG Media, Inc.	11,751	10,146
Plastic Management, LLC	10,806	—
CVAUSA Management, LLC	10,164	10,164
SLR Healthcare ABL*	10,000	1,400
Pasadena Private Lending Inc.	8,369	—
SLR Business Credit*	8,000	—
One Touch Direct, LLC	7,970	4,085
The Townsend Company, LLC	7,923	3,330
United Digestive MSO Parent, LLC	7,496	3,909
DeepIntent, Inc.	7,254	3,933
WMD Funding LLC	7,243	—
Copper River Seafoods, Inc.	6,912	7,051
Ardelyx, Inc.	6,648	15,875
SPR Therapeutics, Inc.	6,083	—
SPAR Marketing Force, Inc.	5,449	8,339
33 Across Inc.	4,226	—
Quantcast Corporation	4,071	—
iCIMS, Inc.	3,530	9,858
Foundation Consumer Brands, LLC	3,009	3,009
SLR Equipment Finance*	3,000	2,150
Sightly Enterprises, Inc.	2,687	—
Erie Construction Mid-west, LLC	2,403	2,403
SLR Senior Lending Program LLC*	2,125	7,125
Bayside Opco, LLC	2,093	2,093
Kaseya, Inc.	1,917	3,768
SunMed Group Holdings, LLC	1,621	1,621
EyeSouth Eye Care Holdco LLC	1,279	983
RxSense Holdings LLC	1,250	1,250
Tilley Distribution, Inc.	1,158	1,158
Urology Management Holdings, Inc.	863	1,510
High Street Buyer, Inc.	631	631
CC SAG Holdings Corp. (Spectrum Automotive)	548	548
All States Ag Parts, LLC	331	321
TAUC Management, LLC	294	294
Shoes for Crews Global, LLC	284	—
Orthopedic Care Partners Management, LLC	—	20,770
Southern Orthodontic Partners Management, LLC	—	17,861
Retina Midco, Inc.	—	9,382
Alkeme Intermediary Holdings, LLC	—	8,531
Legacy Service Partners, LLC	—	5,368
Peter C. Foy & Associates Insurance Services, LLC	—	5,062
West-NR Parent, Inc.	—	5,043
Luxury Asset Capital, LLC	—	4,500
Vertos Medical, Inc.	—	3,325
AMF Levered II, LLC	—	3,177
UVP Management, LLC	—	2,869
Kid Distro Holdings, LLC	—	2,650
Ultimate Baked Goods Midco LLC	—	2,356
Basic Fun, Inc.	—	2,150
GSM Acquisition Corp	—	862
Medrina, LLC	—	826
Pinnacle Treatment Centers, Inc.	—	643
ENS Holdings III Corp, LLC	—	576
Crewline Buyer, Inc.	—	530
Exactcare Parent, Inc.	—	352
WCI-BXC Purchaser, LLC	—	332
Vessco Midco Holdings, LLC	—	310
Total Commitments	$234,554	$248,692

* The Company controls the funding of these commitments and may cancel them at its discretion.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment. From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 16. Capital Share Transactions

As of December 31, 2024 and December 31, 2023, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2024	For the year ended December 31, 2023
Shares repurchased	—	(746)	$—	$(10)

Note 17. Stock Repurchase Program

On May 7, 2024, our Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 7, 2025 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no repurchases for the fiscal year ended December 31, 2024. During the fiscal year ended December 31, 2023, the Company repurchased 746 shares at an average price of approximately $14.02 per share, inclusive of commissions. The total dollar amount of shares repurchased for the fiscal year ended December 31, 2023 was $10.

Note 18. SLR Senior Lending Program LLC

On October 12, 2022, the Company entered into an amended and restated limited liability company agreement with Sunstone Senior Credit L.P. (the “Investor”) to create a joint venture vehicle, SLR Senior Lending Program LLC. SSLP is expected to invest primarily in senior secured cash flow loans. The Company and the Investor each have made initial equity commitments of $50,000, resulting in a total equity commitment of $100,000. Investment decisions and all material decisions in respect of SSLP must be approved by representatives of the Company and the Investor.

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a $100,000 senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. On October 20, 2023, the SSLP Facility was expanded to $150,000. Effective with an amendment on March 25, 2024, the SSLP Facility is scheduled to mature on December 12, 2028 and generally bears interest at a rate of SOFR plus 2.90%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2024 and December 31, 2023, borrowings outstanding on the SSLP Facility totaled $96,600 and $106,900, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

As of December 31, 2024 and December 31, 2023, the Company and the Investor had contributed combined equity capital in the amount of $95,750 and $85,750, respectively. As of December 31, 2024 and December 31, 2023, the Company and the Investor’s combined remaining commitments to SSLP totaled $4,250 and $14,250, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without approval of both the Company and the Investor.

As of December 31, 2024 and December 31, 2023, SSLP had total assets of $197,461 and $195,868, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 32 and 32 different borrowers, respectively. For the years ended December 31, 2024 and December 31, 2023, SSLP invested $47,573 in 16 portfolio companies and $188,741 in 32 portfolio companies, respectively. For the same periods, investments prepaid totaled $57,524 and $21,070, respectively.

SSLP Portfolio as of December 31, 2024

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Accession Risk Management Group, Inc.	Insurance	S+475	0.75%	9.08%	11/1/29	$6,888	$6,865	$6,888
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	10.28%	5/9/25	2,895	2,895	2,895
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+575	1.00%	10.08%	10/28/26	5,984	5,861	5,984
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+600	1.00%	10.59%	9/1/26	2,111	2,111	2,111
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	9.59%	6/11/27	3,992	3,992	3,992
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	9.58%	6/29/28	8,877	8,877	8,877
Crewline Buyer, Inc.	IT Services	S+675	1.00%	11.11%	11/8/30	5,084	4,966	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	10.84%	5/22/29	5,357	5,220	5,357
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	10.09%	7/30/27	8,000	8,000	8,000
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	10.03%	11/5/29	3,203	3,125	3,203
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	10.15%	10/5/2029	2,646	2,596	2,646
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.74%	1/3/29	5,895	5,757	5,895
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	10.89%	2/12/27	8,102	8,102	8,102
High Street Buyer, Inc.	Insurance	S+525	0.75%	9.58%	4/16/28	7,527	7,527	7,527
iCIMS, Inc.(4)	Software	S+575	0.75%	10.38%	8/18/28	3,195	3,158	3,195
Kaseya, Inc.(4)	Software	S+550	0.75%	10.75%	6/23/29	9,127	9,127	9,127
Kid Distro Holdings, LLC	Software	S+475	1.00%	9.49%	10/1/29	8,848	8,848	8,848
Legacy Service Partners, LLC	Diversified Consumer Services	S+525	1.00%	9.73%	1/9/29	2,796	2,733	2,796
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	10.46%	3/1/29	6,058	5,906	6,058
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	10.44%	10/20/29	2,386	2,333	2,386
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.84%	7/8/26	5,833	5,738	5,833
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.43%	8/18/27	5,579	5,453	5,579
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	10.35%	1/31/26	9,918	9,793	10,116
RQM+ Corp.(4)	Life Sciences Tools & Services	S+675	1.00%	11.34%	8/12/29	5,895	5,895	5,659
RxSense Holdings LLC(4)	Diversified Consumer Services	S+500	1.00%	9.69%	3/13/26	8,875	8,875	8,875
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.19%	6/16/28	8,856	8,856	8,856
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	9.36%	8/15/30	4,117	4,026	4,078
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	10.48%	12/31/26	5,607	5,607	5,495
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.08%	3/30/29	3,433	3,346	3,433
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.83%	6/15/27	4,112	4,035	4,112
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.73%	9/15/25	4,858	4,803	4,858
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	10.78%	11/6/30	2,875	2,810	2,875
							$177,236	$178,740

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of December 31, 2024.
(3)
Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)
The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

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

Below is certain summarized financial information for SSLP as of December 31, 2024 and December 31, 2023 and for the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $177,236 and $186,059, respectively)	$178,740	$187,255
Cash and other assets	18,721	8,613
Total assets	$197,461	$195,868
Debt outstanding ($96,600 and $106,900 face amounts, respectively, reported net of unamortized debt issuance costs of $1,572 and $1,697, respectively)	$95,028	$105,203
Distributions payable	3,381	1,900
Interest payable and other credit facility related expenses	472	551
Accrued expenses and other payables	398	416
Total liabilities	$99,279	$108,070
Members’ equity	$98,182	$87,798
Total liabilities and members’ equity	$197,461	$195,868

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(in thousands, except share and per share amounts)

	Year Ended December 31, 2024	Year Ended December 31, 2023
Selected Income Statement Information for SSLP:
Interest income	$24,330	$10,209
Service fees*	$512	$224
Interest and other credit facility expenses	10,916	6,517
Other general and administrative expenses	157	195
Total expenses	$11,585	$6,936
Net investment income	$12,745	$3,273
Realized gain on investments	320	30
Net change in unrealized gain on investments	308	1,166
Net realized and unrealized gain on investments	628	1,196
Net income	$13,373	$4,469

* Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Note 19. Segment Reporting

The Company operates as a single reporting segment and derives its revenue from providing comprehensive financing solutions primarily to middle market borrowers in the United States through direct cash flow lending or specialty finance instruments. The Company has identified its co-CEOs as the CODM. The CODM reviews all significant segment expenses on the Consolidated Statements of Operations and uses net investment income to evaluate the performance of the Company and to determine distributions. Additionally, the CODM uses net asset value per share (see Note 4) to determine capital adequacy of the Company. All metrics are used to ultimately allocate resources to the Company as needed.

The accounting policies used to measure the revenue and expenses of the segment are the same as those described in Note 2.

Note 20. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On February 18, 2025, the Company closed a private offering of $50,000 of unsecured notes due 2028 (the “2028 Unsecured Notes”) with a fixed interest rate of 6.14% and a maturity date of February 18, 2028. Interest on the 2028 Unsecured Notes is due semi-annually on February 18th and August 18th. The 2028 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On February 25, 2025, the Board declared a quarterly distribution of $0.41 per share payable on March 28, 2025 to holders of record as of March 14, 2025.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of December 31, 2024, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears in Item 8 of this annual report on Form 10-K, is incorporated by reference herein.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the 1934 Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the 1934 Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Mr. Gross is an “interested person” of the Company as defined in the 1940 Act due to his position as Co-Chief Executive Officer and President of the Company and a managing member of SLR Capital Partners, LLC, the Company’s investment adviser. Mr. Spohler is an “interested person” of the Company as defined in the 1940 Act due to his position as Co-Chief Executive Officer and Chief Operating Officer of the Company and a managing member of SLR Capital Partners, the Company’s investment adviser. Each of Ms. Roberts, Mr. Wachter, Mr. Hochberg and Mr. Potter is not an “interested person” of the Company as defined in the 1940 Act.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director(2)	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Interested Director
Michael S. Gross, 63	Chairman of the Board of Directors, Co-Chief Executive Officer and President.	Class III Director since 2007; Term expires 2027.

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

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director(2)	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Interested Director
Bruce Spohler, 64	Co-Chief Executive Officer, Chief Operating Officer and Director	Class II Director since 2009; Term expires 2026.	Co-Chief Executive Officer of SLR Investment Corp. and SCP Private Credit Income BDC LLC since June 2019, of SLR HC BDC LLC since September 2020 and of SLR Private Credit BDC II LLC since April 2022; Chief Operating Officer of SLR Investment Corp. since February 2007, of SCP Private Credit Income BDC LLC since June 2018, of SLR HC BDC LLC since September 2020 and of SLR Private Credit BDC II LLC since April 2022.	4	Previously a member of the board of directors of SLR Senior Investment Corp., where he served from 2010 to April 2022.

Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of the Company’s business and operations, gives the board of directors valuable industry-specific knowledge and experience on these and other matters.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director(2)	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Independent Director
Steven Hochberg, 63	Director	Class II Director since 2007; Term expires 2026.	Operating Partner of Deerfield Management, a healthcare investment firm, since 2022. Partner of Deerfield Management from 2013 to 2021. Co-Founder and Manager of Ascent Biomedical Ventures, a venture capital firm focused on early-stage investment and development of biomedical companies, since 2004. Co-Founder and Co-General Partner of Triatomic Capital, a technology focused venture capital firm, since 2022.	4

Since 2011, Mr. Hochberg had been the Chairman of the Board of Continuum Health Partners until its merger with Mount Sinai in 2013, where he is a Vice Chairman of Mount Sinai Health System, a non-profit healthcare integrated delivery system in New York City. Director of a number of private healthcare companies and the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine. Previously a member of the board of directors of SLR Senior Investment Corp., where he served from 2011 to April 2022.

Mr. Hochberg’s varied experience in investing in medical technology companies provides the board of directors with particular knowledge of this field, and his role as chairman of other companies’ boards of directors brings the perspective of a knowledgeable corporate leader.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director(2)	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Independent Director
Leonard A. Potter, 63	Director	Class III Director since 2009; Term expires 2027.	President and Chief Investment Officer of Wildcat Capital Management, LLC since 2011; Senior Managing Director of Vida Ventures I and II, each a biotech venture fund, since 2017; Managing Director of Soros Private Equity at Soros Fund Management LLC from 2002 to 2009.	4

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

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director(2)	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Independent Director
David S. Wachter, 61	Director	Class I Director since 2007; Term expires 2025.	Founding Partner and Managing Partner of W Capital Partners, a private equity fund manager and wholly owned subsidiary of AXA Investment Managers, since 2001.	4	Previously a member of the board of directors of SLR Senior Investment Corp., where he served from 2011 to April 2022.

Mr. Wachter’s extensive knowledge of private equity and investment banking provides the board of directors with the valuable insight of an experienced financial manager.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Independent Director
Andrea C. Roberts, 68	Director	Class I Director since 2023; Term expires 2025.	Co-Founder and Managing Director of Genesis Capital Corporation, an investment banking firm, since 1994; President and sole owner of Orbis Associates, Inc., a consulting firm providing consulting services to Genesis Capital Corporation on an exclusive basis, since 1994.	1	Director of Trinity Episcopal School from 2019 to 2022.

Ms. Roberts’ extensive knowledge of investment banking and asset-based financing provides the board of directors with the valuable insight of an experienced financial manager.

(1)
The business address of our directors is c/o SLR Investment Corp., 500 Park Avenue, New York, New York 10022.
(2)
The Company is part of a “Fund Complex,” as that term is defined in Schedule 14A and Regulation 14A under the 1934 Act. Messrs. Gross, Spohler, Hochberg, Potter and Wachter each also have served as directors of SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC since 2018, 2020 and 2022, respectively, which are investment companies that have each elected to be regulated BDCs and are part of the Fund Complex. Mr. Gross has served as Chairman of SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC since 2018, 2020 and 2022, respectively. Mr. Potter also serves as a director of SuRo Capital Corp., which is a closed-end management investment company that has elected to be regulated as a BDC.

Information about Executive Officers Who Are Not Directors

The following information, as of December 31, 2024, pertains to our executive officers who are not directors of the Company.

Name, Address, and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Number of Portfolios in Fund Complex Overseen by Officer	Principal Occupation(s) During Past 5 Years
Shiraz Y. Kajee, 45	Chief Financial Officer and Treasurer	Since April 2023 (indefinite terms)	4

Chief Financial Officer and Treasurer of the Company, SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC since April 2023 and Secretary of such entities from April 2023 to November 2023. From December 2015 through March 2023, Mr. Kajee served as a Managing Director at New Mountain Capital, L.L.C., a private equity firm, which included serving as Chief Financial Officer and Treasurer of New Mountain Finance Corporation since 2015, of NMF SLF I, Inc. since 2019, of New Mountain Guardian III BDC, L.L.C. since 2019 and of New Mountain Guardian IV BDC, L.L.C. since 2022.

Guy Talarico, 69	Chief Compliance Officer and Secretary	Chief Compliance Officer since July 2008; Secretary since November 2023 (indefinite terms)	4

Chief Compliance Officer of the Company since July 2008, of SCP Private Credit Income BDC LLC since June 2018, of SLR HC BDC LLC since September 2020, and of SLR Private Credit BDC II LLC since April 2022. Secretary of the Company, SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC since November 2023; Mr. Talarico currently serves as Chief Compliance Officer, since 2008, and General Counsel, since May 2023, of SLR Capital Partners, LLC. In addition, Mr. Talarico previously served as the Chief Compliance Officer of SLR Senior Investment Corp. from December 2010 until April 2022. Mr. Talarico previously served as managing director of ACA Group, LLC (successor to Foreside Consulting Services LLC, and ultimate successor to Alaric Compliance Services, LLC, which he founded in December 2005) until May 2023.

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

Insider Trading Policy

The Company has adopted a joint code of ethics and insider trading policy in conjunction with the Investment Adviser and each of SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC (collectively, the “SLR BDCs”) that the Company believes is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations. The joint code of ethics and insider trading policy governs the purchase, sale and/or other dispositions of the securities of the Investment Adviser, the Company and the SLR BDCs and applies to (i) any partner, member, officer or director of the Investment Adviser, the Company and the SLR BDCs, or other person occupying a similar status or performing similar function; (ii) any employee of the Investment Adviser, the Company and the SLR BDCs; (iii) any U.S. consultant who has been contracted by the Investment Adviser, the Company and the SLR BDCs for more than ninety (90) days; and (iv) any other person who provides advice on behalf of the Investment Adviser, the Company and the SLR BDCs and is subject to the respective entity’s supervision and control.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since the filing of our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the 1934 Act, the Company’s directors and other executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and other executive officers, the Company believes that during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to such persons were met in a timely manner with the exception of one Form 4 filing for Andrea Roberts relating to an acquisition.

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

Compensation of Directors

The following table sets forth the compensation of the Company’s directors, for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash (1)	Stock Awards(2)	All Other Compensation	Total Compensation from the Company	Total Compensation from the Fund Complex
Interested Directors
Michael S. Gross	—	—	—	—	—
Bruce Spohler	—	—	—	—	—
Independent Directors
Steven Hochberg	$127,000	—	—	$127,000	$202,000
David S. Wachter	$122,000	—	—	$122,000	$197,000
Leonard A. Potter	$122,000	—	—	$122,000	$197,000
Andrea C. Roberts	$119,500	—	—	$119,500	$119,500

(1)
For a discussion of the independent directors’ compensation, see below.
(2)
We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors or officers. As a result, the Company has not historically, and does not expect to, directly grant equity awards to its directors or officers. Our independent directors have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during 2024.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2024, none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

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

During the fiscal year ended December 31, 2024 and continuing through the date of this annual report on Form 10-K, we were not required to prepare an accounting restatement that required recovery of erroneously awarded compensation under the Clawback Policy nor was there an outstanding balance as of December 31, 2024 of erroneously awarded compensation to be recovered under the Clawback Policy from a prior restatement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 21, 2025, the beneficial ownership of each current director, the nominees for directors, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Michael S. Gross(3)(4)	4,032,649	7.4%
Bruce Spohler(3)	3,719,009	6.8%
Independent Directors
Steven Hochberg	2,742	*
Leonard A. Potter	14,872	*
David S. Wachter	53,494	*
Andrea C. Roberts	25,000	*
Executive Officers
Shiraz Y. Kajee(5)	7,500	*
Guy Talarico	31,899	*
All executive officers and directors as a group (8 persons)	4,686,516	8.6%
Thornburg Investment Management Inc.(6)	4,372,550	8.0%

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
(2)
Based on a total of 54,554,634 shares of the Company’s common stock issued and outstanding as of February 21, 2025.
(3)
Includes 1,285,013 shares held by Solar Capital Investors, LLC, 715,000 shares held by Solar Capital Investors II, LLC, 355,107 shares held by Solar Senior Capital Investors, LLC and 77 shares held by SLR Capital Management, LLC, a portion of each which may be deemed to be indirectly beneficially owned by Michael S. Gross, by Bruce Spohler and a grantor retained annuity trust (“GRAT”) setup by and for Mr. Gross by virtue of their collective ownership interest therein. Also includes 845,452 shares held by Solar Capital Partners Employee Stock Plan LLC, which is controlled by SLR Capital Partners, LLC. Mr. Gross and Mr. Spohler may be deemed to beneficially own a portion of the shares held by Solar Capital Partners Employee Stock Plan LLC by virtue of their collective ownership interest in SLR Capital Partners, LLC. Each of Mr. Gross and Mr. Spohler disclaim beneficial ownership of any shares of our common stock directly held by Solar Capital Partners Employee Stock Plan LLC, Solar Capital Investors, LLC, Solar Capital Investors II, LLC, Solar Senior Capital Investors, LLC and SLR Capital Management, LLC, except to the extent of their respective pecuniary interest therein. Also includes 199,466 shares held in a trust of which Bruce Spohler became co-trustee in which he and certain members of his immediate family are beneficiaries (the “Spohler Trust”) and 243,021 shares held by a limited liability company in which he owns a pro rata interest (the “Spohler LLC”). Mr. Spohler disclaims beneficial ownership of the shares in the Spohler Trust and the Spohler LLC.
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
(5)
On March 13, 2024, Solar Capital Partners Employee Stock Plan LLC granted 11,564.5701 restricted stock units ("RSUs") to Mr. Kajee. Shares of the common stock of the Company underlying the RSUs are scheduled to vest in installments of 50% on the latter of March 1, 2026 and the date of the opening of the trading window and 50% on the latter of March 1, 2027 and the date of the opening of the trading window. Upon settlement, the RSUs will become payable on a one-for-one basis in shares of the Company's common stock or the cash value thereof at the election of the Solar Capital Partners Employee Stock Plan, LLC administrators.
(6)
Based upon information contained in the Schedule 13G filed February 6, 2025 by Thornburg Investment Management, Inc. Such securities are held by certain investment vehicles controlled and/or managed by Thornburg Investment Management, Inc. or its affiliates. The address for Thornburg Investment Management, Inc. is 2300 North Ridgetop Road, Santa Fe, New Mexico 87506.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 21, 2025. The Company is part of a “Fund Complex,” as that term is defined in Schedule 14A and Regulation 14A under the 1934 Act. For purposes of this Annual Report on Form 10-K, the term Fund Complex includes the Company, SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC.

Name of Director	Dollar Range of Equity Securities Beneficially Owned in the Company(1)(2)	Dollar Range of Equity Securities Beneficially Owned in the Fund Complex(1)(2)(3)
Interested Directors
Michael S. Gross	Over $ 100,000	Over $ 100,000
Bruce Spohler	Over $ 100,000	Over $ 100,000
Independent Directors
Steven Hochberg	$10,001- $50,000	$10,001- $50,000
Leonard A. Potter	Over $ 100,000	Over $ 100,000
David S. Wachter	Over $ 100,000	Over $ 100,000
Andrea C. Roberts	Over $ 100,000	Over $ 100,000

(1)
The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)
The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $17.65 on February 21, 2025 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the 1934 Act.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have entered into the Advisory Agreement with SLR Capital Partners. Mr. Gross, our Chairman, Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, SLR Capital Partners. In addition, Mr. Kajee, our Chief Financial Officer and Treasurer, serves as the Chief Financial Officer for SLR Capital Partners, and Mr. Talarico, our Chief Compliance Officer and Secretary, serves as General Counsel and Chief Compliance Officer for SLR Capital Partners.

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

Related party transactions may occur among us, SLR Senior Lending Program LLC, SLR Senior Lending Program SPV LLC, SLR Credit, Equipment Operating Leases LLC, KBH, Loyer Capital LLC, SLR Business Credit, SLR Healthcare and SLR Equipment. These transactions may occur in the normal course of business. No administrative or other fees are paid to the Investment Adviser by SLR Senior Lending Program LLC, SLR Senior Lending Program SPV LLC, SLR Credit, Equipment Operating Leases LLC, KBH, Loyer Capital LLC, SLR Business Credit, SLR Healthcare or SLR Equipment.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Regulatory restrictions limit our ability to invest in any portfolio company in which any affiliate currently has an investment. The Company obtained the Exemptive Order from the SEC on June 13, 2017. The Exemptive Order permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is an investment adviser that controls, is controlled by or is under common control with SLR Capital Partners and is registered as an investment adviser under the Advisers Act, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Exemptive Order. We believe that it will be advantageous for us to co-invest with funds managed by SLR Capital Partners where such investment is consistent with the investment objectives, investment positions, investment policies, investment strategy, investment restrictions, regulatory requirements and other pertinent factors applicable to us.

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

Board Consideration of the Advisory Agreement

Our board of directors, including a majority of the directors who are disinterested directors, most recently voted to approve the continuation of the Advisory Agreement at a virtual meeting held on August 5, 2024 in reliance on certain exemptive relief provided by the SEC, such approval being effective as of September 1, 2024 and extending the term of the Advisory Agreement to September 1, 2025, which was ratified at the next in-person meeting of the board of directors on November 5, 2024. In its consideration of the approval of the Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

•
the nature, extent and quality of advisory services to be rendered by SLR Capital Partners, including information about the investment performance of the Company relative to its stated objectives and in comparison to the performance of the Company’s peer group and relevant market indices, and concluded that such advisory and other services are satisfactory and the Company’s investment performance is reasonable;
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
•
the advisory fees charged by SLR Capital Partners to the Company, to SCP Private Credit Income BDC LLC, to SLR HC BDC LLC and to SLR Private Credit BDC II LLC, and comparative data regarding the advisory fees charged by other investment advisers to BDCs with similar investment objectives, and concluded that the advisory fees charged by SLR Capital Partners to the Company are reasonable;
•
the direct and indirect costs, including for personnel and office facilities, that are incurred by SLR Capital Partners and its affiliates in performing services for the Company and the basis of determining and allocating these costs, and concluded that the direct and indirect costs, including the allocation of such costs, are reasonable;
•
the total of all assets managed by SLR Capital Partners, as well as the total number of investment companies and other clients serviced by SLR Capital Partners, possible economies of scale arising from the Company’s size and/or anticipated growth, and the extent to which such economies of scale are reflected in the advisory fees charged by SLR Capital Partners to the Company, and concluded that some economies of scale may be possible in the future;
•
other possible benefits to SLR Capital Partners and its affiliates arising from their relationships with the Company, and concluded that all such other benefits were not material to SLR Capital Partners and its affiliates; and
•
possible alternative fee structures or bases for determining fees, and the possibility of obtaining similar services from other third-party service providers, and concluded that the Company’s current fee structure and bases for determining fees are satisfactory.

Based on the information reviewed and the discussions detailed above, our board of directors, including a majority of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the fees payable to SLR Capital Partners pursuant to the Advisory Agreement, including the fee rates thereunder, are fair and reasonable in relation to the services to be provided and approved the Advisory Agreement as being in the best interests of the Company and its stockholders. In view of the wide variety of material factors that our board of directors considered in connection with its evaluation of the Advisory Agreement, it is not practical to quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. Our board of directors did not undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate determination of our board of directors. Rather, our board of directors based its approval on the totality of information presented to, and the investigation conducted by, it. In considering the factors discussed above, individual directors may have given different weights to different factors.

Director Independence

In accordance with rules of the NASDAQ Stock Market, our board of directors annually determines each director’s independence. We do not consider a director independent unless the board of directors has determined that he or she has no material relationship with us. We monitor the relationships of our directors and officers through a questionnaire each director completes no less frequently than annually and updates periodically as information provided in the most recent questionnaire changes.

Our governance guidelines require any director who has previously been determined to be independent to inform the Chairman of the board of directors, the Chairman of the Nominating and Corporate Governance Committee and our Secretary of any change in circumstance that may cause his or her status as an independent director to change. The board of directors limits membership on the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee to independent directors.

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

Item 14. Principal Accountant Fees and Services

KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates. For the years ended December 31, 2024 and December 31, 2023, the Company incurred the following fees for services provided by KPMG LLP, including expenses:

Table below in thousands

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Audit Fees	$870.0	$803.0
Audit-Related Fees	—	—
Tax Fees	212.9	186.6
All Other Fees	—	—
Total Fees:	$1,082.9	$989.6

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

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2024, the Audit Committee pre-approved 100% of the services described in this policy.

PART IV

Item 15. Exhibit and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

2.1

Agreement and Plan of Merger among SLR Investment Corp., SLR Senior Investment Corp., Solstice Merger Sub, Inc. and SLR Capital Partners, LLC (for the limited purposes set forth therein), dated as of December 1, 2021(13)

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment (12)

3.3	Second Amended and Restated Bylaws(13)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(5)

4.3	Description of Securities(15)

10.1	Dividend Reinvestment Plan(1)

10.2	Third Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and SLR Capital Partners, LLC(8)

10.3	Form of Custodian Agreement(7)

10.4	Amended and Restated Administration Agreement by and between Registrant and SLR Capital Management, LLC(6)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	First Amended and Restated Trademark License Agreement by and between Registrant and SLR Capital Partners, LLC(12)

10.7	Form of Share Purchase Agreement by and between Registrant and SLR Capital Investors II, LLC(2)

10.8	Form of Registration Rights Agreement(3)

10.9	Form of Subscription Agreement(3)

10.10	Form of Note Purchase Agreement by and between the Registrant and the lenders party thereto(9)

10.11	Form of First Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto(9)

10.12	Form of Second Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto(9)

10.13	Form of Third Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto(9)

10.14	Form of Fourth Supplement to Note Purchase Agreement*

10.15	Form of Fifth Supplement to Note Purchase Agreement(15)

10.16	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and SLR Senior Investment Corp., as the contributor(4)

10.17

Form of Amended and Restated Credit and Security Agreement, dated as of August 30, 2024 (as amended October 18, 2024), by and among SUNS SPV LLC, as the borrower, SLR Investment Corp., as servicer and equityholder, each of the lenders from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, ING Capital LLC as joint lead arranger and Computershare Trust Company, N.A., as collateral adminstrator and custodian*

10.18	Letter Agreement, dated as of April 1, 2022, between SLR Investment Corp. and SLR Capital Partners, LLC(16)

10.19	Credit Facility Assumption Agreement, dated as of April 1, 2022, by SLR Investment Corp.(16)

10.20	Assumption Agreement, dated as of April 1, 2022, made by SLR Investment Corp. for the benefit of the holders of Notes issued under the Note Purchase Agreement(16)

10.21	Note Purchase Agreement, dated as of March 31, 2020, between SLR Senior Investment Corp. and the purchasers party thereto(16)

10.22	Form of SLR Senior Lending Program LLC Amended and Restated Limited Liability Company Agreement, dated as of October 7, 2022, by and between SLR Investment Corp. and Sunstone Senior Credit L.P. (17)

10.23	Form of Sixth Supplement to Note Purchase Agreement*

Exhibit Number	Description
10.24

Amendment No. 4 to Senior Secured Credit Agreement dated as of August 28, 2019 (as amended December 28, 2021, March 11, 2022, August 16, 2024 and December 3, 2024) by and among SLR Investment Corp., Citibank, N.A., as Administrative Agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Citibank, N.A., J.P. Morgan Securities LLC, and Sumitomo Mitsui Banking Corporation as Joint Lead Bookrunners and Joint Lead Arrangers*

10.25	Form of Seventh Supplement to Note Purchase Agreement*

14.2	Code of Business Conduct(18)

19.1	Joint Code of Ethics and Insider Trading Policy(18)

21.1	Subsidiaries of SLR Investment Corp.*

23.1	Consent of Independent Registered Public Accounting Firm*

23.2	Consent of Independent Auditor*

23.3	Consent of Independent Auditor*

23.4	Consent of Independent Auditor*

23.5	Consent of Independent Auditor*

23.6	Consent of Independent Auditor*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

97.1	Clawback Policy(19)

99.1	Crystal Financial LLC dba SLR Credit Solutions (A Delaware Limited Liability Company) Consolidated Financial Statements years ended December 31, 2024 and 2023*

99.2	NEF Holdings, LLC and Subsidiaries (A Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2024 and December 31, 2023*

99.3	KBH Topco, LLC Consolidated Financial Statements for the years ended December 31, 2024 and December 31, 2023*

99.4	Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL Consolidated Financial Statements years ended December 31, 2024 and 2023*

99.5	North Mill Holdco LLC and Subsidiaries (A Delaware Limited Liability Company) Consolidated Financial Statements years ended December 31, 2024 and 2023*

99.6	Report of Independent Registered Public Accounting Firm*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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
(11)
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
(16)
Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on April 1, 2022.
(17)
Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on October 12, 2022.
(18)
Previously filed in connection with SLR Investment Corp.’s report on Form 10-Q filed on November 6, 2024.
(19)
Previously filed in connection with SLR Investment Corp.’s report on Form 10-K filed on February 27, 2024.

* Filed herewith.

c. Consolidated Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated:

Consolidated Financial Statements for Crystal Financial LLC’s (A Delaware Limited Liability Company) years ended December 31, 2024 and December 31, 2023 are attached as Exhibit 99.1 hereto.

Consolidated Financial Statements for NEF Holdings, LLC’s (A Delaware Limited Liability Company) years ended December 31, 2024 and December 31, 2023 are attached as Exhibit 99.2 hereto.

Consolidated Financial Statements for KBH Topco LLC’s years ended December 31, 2024 and December 31, 2023 are attached as Exhibit 99.3 hereto.

Consolidated Financial Statements for Gemino Healthcare Finance, LLC year ended December 31, 2024 and December 31, 2023 are attached as Exhibit 99.4 hereto.

Consolidated Financial Statements for North Mill Holdco LLC and Subsidiaries year ended December 31, 2024 and December 31, 2023 are attached as Exhibit 99.5 hereto.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLR INVESTMENT CORP.

By:	/S/ MICHAEL S. GROSS	/S/ BRUCE J. SPOHLER
	Michael S. Gross Co-Chief Executive Officer, President, Chairman of the Board and Director Date: February 25, 2025	Bruce J. Spohler Co-Chief Executive Officer, Chief Operating Officer and Director Date: February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 25, 2025	/S/ MICHAEL S. GROSS	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)
Michael S. Gross

February 25, 2025	/S/ BRUCE J. SPOHLER	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)
Bruce J. Spohler

February 25, 2025	/S/ STEVEN HOCHBERG	Director
Steven Hochberg

February 25, 2025	/S/ DAVID S. WACHTER	Director
David S. Wachter

February 25, 2025	/S/ LEONARD A. POTTER	Director
Leonard A. Potter

February 25, 2025	/S/ ANDREA C. ROBERTS	Director
Andrea C. Roberts

February 25, 2025	/S/ SHIRAZ Y. KAJEE	Chief Financial Officer (Principal Financial Officer)
Shiraz Y. Kajee