Form 10-Q
period 2025-03-31
SLR Investment Corp.
filed 2025-05-07
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2025

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of May 5, 2025 was 54,554,634.

SLR INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of March 31, 2025 (unaudited) and December 31, 2024	3

	Consolidated Statements of Operations for the three months ended March 31, 2025 (unaudited) and the three months ended March 31, 2024 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2025 (unaudited) and the three months ended March 31, 2024 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2025 (unaudited) and the three months ended March 31, 2024 (unaudited)	6

	Consolidated Schedule of Investments as of March 31, 2025 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2024	15

	Notes to Consolidated Financial Statements (unaudited)	23

	Report of Independent Registered Public Accounting Firm	45

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	67

Item 4.	Controls and Procedures	68

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	69

Item 1A.	Risk Factors	69

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults Upon Senior Securities	69

Item 4.	Mine Safety Disclosures	69

Item 5.	Other Information	69

Item 6.	Exhibits	70

	Signatures	71

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company,” “we,” “us,” and “our” refer to SLR Investment Corp. unless the context states otherwise.

Item 1. Financial Statements

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Investments at fair value:
Companies less than 5% owned (cost: $1,015,960 and $1,019,357, respectively)	$1,021,278	$1,027,457
Companies 5% to 25% owned (cost: $105,224 and $103,655, respectively)	89,490	89,945
Companies more than 25% owned (cost: $918,904 and $916,554, respectively)	893,631	888,232
Cash	19,931	16,761
Cash equivalents (cost: $447,074 and $397,510, respectively)	447,074	397,510
Dividends receivable	17,423	15,375
Interest receivable	11,645	11,993
Receivable for investments sold	1,336	1,573
Prepaid expenses and other assets	1,164	571
Total assets	$2,502,972	$2,449,417
Liabilities
Debt ($1,048,260 and $1,041,093 face amounts, respectively, reported net of unamortized debt issuance costs of $8,848 and $9,399, respectively. See note 7)	$1,039,412	$1,031,694
Payable for investments and cash equivalents purchased	447,074	397,510
Management fee payable (see note 3)	7,513	7,739
Performance-based incentive fee payable (see note 3)	5,523	5,920
Interest payable (see note 7)	6,040	7,836
Administrative services payable (see note 3)	4,084	3,332
Other liabilities and accrued expenses	2,841	2,460
Total liabilities	$1,512,487	$1,456,491
Commitments and contingencies (see note 9)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 54,554,634 and 54,554,634 shares issued and outstanding, respectively	$546	$546
Paid-in capital in excess of par	1,117,606	1,117,606
Accumulated distributable net loss	(127,667)	(125,226)
Total net assets	$990,485	$992,926
Net Asset Value Per Share	$18.16	$18.20

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	Three months ended
	March 31, 2025	March 31, 2024
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$29,174	$41,004
Companies 5% to 25% owned	1,224	831
Companies more than 25% owned	3,235	3,338
Dividends:
Companies 5% to 25% owned	770	—
Companies more than 25% owned	17,796	12,227
Other income:
Companies less than 5% owned	874	574
Companies more than 25% owned	105	125
Total investment income	53,178	58,099
EXPENSES:
Management fees (see note 3)	7,513	7,882
Performance-based incentive fees (see note 3)	5,526	5,952
Interest and other credit facility expenses (see note 7)	15,840	18,188
Administrative services expense (see note 3)	1,361	1,376
Other general and administrative expenses	835	895
Total expenses	31,075	34,293
Performance-based incentive fees waived (see note 3)	(2)	(46)
Net expenses	31,073	34,247
Net investment income	$22,105	$23,852
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$(422)	$135
Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(2,780)	3,484
Companies 5% to 25% owned	(2,027)	1
Companies more than 25% owned	3,050	399
Net change in unrealized gain (loss) on investments and cash equivalents	(1,757)	3,884
Net realized and unrealized gain (loss) on investments and cash equivalents	(2,179)	4,019
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$19,926	$27,871
EARNINGS PER SHARE (see note 5)	$0.37	$0.51

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2025	March 31, 2024
Increase (decrease) in net assets resulting from operations:
Net investment income	$22,105	$23,852
Net realized gain (loss)	(422)	135
Net change in unrealized gain (loss)	(1,757)	3,884
Net increase in net assets resulting from operations	19,926	27,871
Distributions to stockholders:
From net investment income	(22,105)	(22,367)
From return of capital	(262)	—
Net distributions to stockholders	(22,367)	(22,367)
Total increase (decrease) in net assets	(2,441)	5,504
Net assets at beginning of period	992,926	986,639
Net assets at end of period	$990,485	$992,143

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$19,926	$27,871
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain) loss on investments and cash equivalents	422	(135)
Net change in unrealized (gain) loss on investments	1,757	(3,884)
Deferred financing costs/market discount amortization	758	549
Net accretion of discount on investments	(1,604)	(2,355)
(Increase) decrease in operating assets:
Purchase of investments	(193,471)	(100,173)
Proceeds from disposition of investments	194,902	127,860
Capitalization of payment-in-kind income	(1,713)	(2,799)
Collections of payment-in-kind income	942	2,314
Receivable for investments sold	237	(11)
Interest receivable	348	(1,097)
Dividends receivable	(2,048)	(24)
Prepaid expenses and other assets	(593)	(322)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	49,564	(39,421)
Management fee payable	(226)	(145)
Performance-based incentive fee payable	(397)	42
Administrative services expense payable	752	314
Interest payable	(1,796)	(622)
Other liabilities and accrued expenses	381	(623)
Net Cash Provided by Operating Activities	68,141	7,339
Cash Flows from Financing Activities:
Cash distributions paid	(22,367)	(22,367)
Proceeds from unsecured borrowings	49,820	—
Repayment of unsecured borrowings	(85,000)	—
Proceeds from secured borrowings	244,474	104,997
Repayment of secured borrowings	(202,334)	(126,000)
Net Cash Used in Financing Activities	(15,407)	(43,370)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,734	(36,031)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	414,271	344,154
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$467,005	$308,123
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,878	$18,810

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2025

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 112.8%
First Lien Bank Debt/Senior Secured Loans
33Across Inc.	Media	P+232	8.50%	10.82%	1/2024	10/2025	$1,722	$1,722	$1,722
Aegis Toxicology Sciences Corporation(16)	Health Care Providers & Services	S+550	1.00%	10.06%	5/2018	5/2025	13,062	13,048	13,062
Alkeme Intermediary Holdings, LLC(16)	Insurance	S+525	1.00%	9.55%	9/2023	10/2026	16,906	16,595	16,906
All States Ag Parts, LLC(16)	Trading Companies & Distributors	S+650(28)	1.00%	11.06%	4/2022	9/2026	2,065	2,051	2,065
BayMark Health Services, Inc.(16)	Health Care Providers & Services	S+500	1.00%	9.56%	4/2022	6/2027	8,159	7,996	8,159
Bayside Opco, LLC(24)	Health Care Providers & Services	S+725	1.00%	11.70%	5/2023	5/2026	19,860	19,860	19,860
Bayside Parent, LLC(24)	Health Care Providers & Services	S+1000(11)	1.00%	14.45%	5/2023	5/2026	6,225	6,225	6,225
BDG Media, Inc.	Media	P+525	5.50%	12.75%	7/2022	7/2025	3,737	3,737	3,737
CC SAG Holdings Corp.(Spectrum Automotive)(16)	Diversified Consumer Services	S+525	0.75%	9.57%	6/2021	6/2028	30,124	29,761	30,124
Copper River Seafoods, Inc.	Food Products	P+275	—	10.25%	12/2023	4/2025	2,159	2,159	2,159
CVAUSA Management, LLC(16)	Health Care Providers & Services	S+525	1.00%	9.57%	5/2023	5/2029	41,077	40,275	41,077
DeepIntent, Inc.	Media	P+185	5.25%	9.35%	12/2023	9/2027	43,102	43,102	43,102
Enhanced Permanent Capital, LLC(3)	Capital Markets	S+700	1.00%	11.43%	12/2020	12/2025	58,078	57,683	58,078
EyeSouth Eye Care Holdco LLC	Health Care Providers & Services	S+550	1.00%	9.92%	10/2022	10/2029	9,920	9,678	9,920
FE Advance, LLC & Sonic ACA Advance LLC(16)	Financial Services	S+650	1.00%	10.83%	7/2024	7/2027	20,894	20,549	20,894
Fertility (ITC) Investment Holdco, LLC	Health Care Providers & Services	S+650	1.00%	10.74%	1/2023	1/2029	22,311	21,840	22,311
Human Interest Inc.(16)	Professional Services	S+735	1.00%	11.67%	6/2022	7/2027	20,104	20,144	20,104
iCIMS, Inc.	Software	S+575	0.75%	10.04%	8/2022	8/2028	31,829	31,499	31,829
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	S+700	1.00%	11.47%	12/2018	12/2027	100,500	100,299	100,500
Logix Holding Company, LLC(16)	Communications Equipment	S+575	1.00%	10.08%	9/2018	4/2025	14,009	13,998	13,449
Luxury Asset Capital, LLC(16)	Consumer Finance	S+675	1.00%	11.19%	7/2022	7/2027	30,500	30,180	30,500
Maxor Acquisition, Inc.(16)	Health Care Providers & Services	S+600	1.00%	10.43%	3/2023	3/2029	20,171	19,762	20,171
One Touch Direct, LLC	Commercial Services & Supplies	P+75	4.00%	8.25%	12/2023	3/2026	1,958	1,958	1,958
ONS MSO, LLC(16)	Health Care Providers & Services	S+625	1.00%	10.54%	2/2023	7/2026	27,702	27,317	27,702
Peter C. Foy & Associates Insurance Services, LLC(16)	Insurance	S+550(14)	0.75%	9.83%	4/2022	11/2028	16,664	16,477	16,664
Pinnacle Fertility, Inc.	Health Care Providers & Services	S+500	0.75%	9.51%	3/2025	3/2028	14,520	13,952	13,939
Plastic Management, LLC(16)	Health Care Providers & Services	S+500	1.00%	9.30%	4/2022	8/2027	16,921	16,470	16,921
Quantcast Corporation	Commercial Services & Supplies	S+525	2.00%	11.57%	6/2024	6/2029	8,696	8,599	8,696
RQM+ Corp.(16)	Life Sciences Tools & Services	S+675(23)	1.00%	11.31%	8/2021	8/2029	23,616	23,305	22,671
RxSense Holdings LLC(16)	Diversified Consumer Services	S+500	1.00%	9.39%	4/2022	3/2026	2,621	2,585	2,621
Sherwood Management Co., Inc.	Specialty Retail	S+500	2.00%	9.56%	3/2025	3/2030	6,492	6,395	6,395
Shoes for Crews Global, LLC	Diversified Consumer Services	S+650(26)	1.00%	10.94%	6/2024	6/2029	3,409	3,409	3,409
Sightly Enterprises, Inc.	Media	P+475	6.00%	12.25%	1/2024	12/2026	4,601	4,601	4,601
Southern Lifting and Hoisting, LLC	Transportation Infrastructure	P+25	6.00%	7.75%	1/2025	1/2027	22,359	22,359	22,359
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+550	1.00%	9.80%	6/2022	7/2026	33,074	32,710	33,074
Southern Transport LLC	Transportation Infrastructure	P+25	6.00%	7.75%	1/2025	1/2027	11,448	11,448	11,448
SPAR Marketing Force, Inc.	Media	P+190	—	9.40%	12/2023	10/2025	12,193	12,193	12,193
Stella & Chewy's, LLC	Consumer Staples Distribution & Retail	S+525	2.00%	9.55%	3/2025	3/2028	9,589	9,447	9,445
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	S+550	0.75%	9.89%	6/2021	6/2028	14,790	14,562	14,790

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
TAUC Management, LLC(16)	Health Care Providers & Services	S+700(27)	1.00%	11.45%	4/2022	2/2027	$6,789	$6,641	$6,110
The Townsend Company, LLC(16)	Commercial Services & Supplies	S+500	1.00%	9.30%	8/2023	8/2030	19,379	18,902	19,195
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+600	1.00%	10.30%	4/2022	12/2026	3,830	3,744	3,753
TPC 2022, LLC	Capital Markets	S+650	1.00%	10.83%	12/2024	12/2027	20,000	19,816	20,000
United Digestive MSO Parent, LLC(16)	Health Care Providers & Services	S+575	1.00%	10.05%	3/2023	3/2029	10,419	10,182	10,419
Urology Management Holdings, Inc.(16)	Health Care Providers & Services	S+550	1.00%	9.80%	2/2023	6/2027	11,879	11,673	11,879
UVP Management, LLC	Health Care Providers & Services	S+625	1.00%	10.70%	9/2023	9/2025	13,619	13,530	13,619
Western Veterinary Partners LLC(16)	Diversified Consumer Services	S+500	1.00%	9.30%	1/2024	10/2027	25,297	24,992	25,297
WMD Funding, LLC(11)	Financial Services	—	—	11.50%	12/2024	7/2031	18,857	18,857	18,857
Total First Lien Bank Debt/ Senior Secured Loans								$868,287	$873,969
First Lien Life Science Senior Secured Loans
Arcutis Biotherapeutics, Inc.(3)	Pharmaceuticals	S+595	2.50%	10.27%	12/2021	8/2029	$33,425	$34,664	$35,346
Ardelyx, Inc.(3)	Pharmaceuticals	S+400(25)	4.70%	8.70%	2/2022	7/2028	39,750	40,141	40,247
Centinel Spine, LLC(16)	Health Care Equipment & Supplies	S+530	4.35%	9.65%	2/2025	3/2030	22,460	22,259	22,236
Cerapedics, Inc.	Biotechnology	S+620	2.75%	10.52%	12/2022	1/2028	36,156	36,557	37,906
Meditrina, Inc.	Health Care Equipment & Supplies	S+550	3.45%	9.82%	12/2022	12/2027	4,630	4,710	4,723
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	S+580	5.31%	11.11%	7/2018	11/2025	24,430	26,259	24,552
SPR Therapeutics, Inc.	Health Care Technology	S+515	4.00%	9.47%	1/2024	2/2029	7,299	7,301	7,537
Vapotherm, Inc.(24)	Health Care Equipment & Supplies	S+600	4.50%	10.50%	2/2022	9/2027	13,782	14,205	14,306
Total First Lien Life Science Senior Secured Loans								$186,096	$186,853
Second Lien Asset-Based Senior Secured Loans
AMF Levered II, LLC	Financial Services	S+705	1.00%	11.48%	12/2021	8/2028	$29,925	$29,752	$29,925
FGI Worldwide LLC (3)(16)	Financial Services	S+650	1.00%	10.83%	4/2023	4/2028	8,206	8,067	8,206
Pasadena Private Lending Inc.(3)	Financial Services	S+750	1.00%	11.82%	12/2024	4/2028	9,825	9,711	9,825
Total Second Lien Asset-Backed Senior Secured Loans								$47,530	$47,956
Second Lien Bank Debt / Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975(11)	1.00%	—	12/2013	10/2026	$18,904	$12,297	$7,827
Total Senior Secured Loans								$1,114,210	$1,116,605

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 16.8%
A&A Crane and Rigging, LLC (10)	Commercial Services & Supplies	7.78%	3/2023	3/2028	$51	$51	$51
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-8.80%	2/2021	11/2026	127	127	126
AFG Dallas III, LLC (10)	Diversified Consumer Services	10.00-11.29%	8/2022	8/2026-3/2027	649	649	649
Air Methods Corporation (10)	Passenger Airlines	7.08-7.13%	11/2021	11/2026	2,430	2,448	2,430
Boart Longyear Company (10)	Metals & Mining	8.31-9.77%	5/2020	4/2025-10/2026	736	736	736
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/2022	7/1/2026	62	62	62
Carolina’s Contracting, LLC (10)	Diversified Consumer Services	8.40-8.72%	3/2023	3/2028-5/2028	1,629	1,640	1,596
CKD Holdings, Inc. (10)	Ground Transportation	8.10-8.60%	9/2022	3/2026-9/2027	1,607	1,607	1,607
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	9.36-13.01%	5/2021	4/2025-5/2028	4,076	4,076	4,076
Complete Equipment Rentals, LLC (10)	Commercial Services & Supplies	6.75-7.15%	3/2023	4/2028-6/2028	1,435	1,419	1,411
Dongwon Autopart Technology Inc. (10)	Automobile Components	7.96%	2/2021	1/2026	499	500	499
Double S Industrial Contractors, Inc. (10)	Commercial Services & Supplies	8.60%	7/2023	8/2027	78	78	78
Drillers Choice, Inc. (10)	Commercial Services & Supplies	8.00-10.08%	10/2022	11/2027-6/2029	1,023	1,025	1,023
Environmental Protection & Improvement Company, LLC (10)	Ground Transportation	8.25%	9/2020	10/2027	3,596	3,607	3,596
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	8.37%	4/2018	4/2025	2,754	2,754	2,685
Extreme Steel Crane & Rigging, LLC (10)	Commercial Services & Supplies	9.52%	3/2023	3/2027	552	554	552
First American Commercial Bancorp, Inc. (10)	Financial Services	7.50-9.00%	10/2021	10/2026-3/2027	1,379	1,380	1,379
First National Capital, LLC (10)	Financial Services	9.00%	11/2021	7/2026	2,844	2,844	2,844
GMT Corporation (10)	Machinery	10.71%	10/2018	1/2026	2,275	2,275	2,275
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/2021	11/2025	255	255	255
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.94%	11/2018	9/2025	35	35	34
International Automotive Components Group, North America, Inc. (10)	Automobile Components	7.95%	6/2021	6/2025	505	506	505
Loc Performance Products, LLC (10)	Machinery	10.50%	12/2022	6/2027	435	435	435
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/2019	5/2026-9/2026	7,500	7,500	7,361
Nimble Crane LLC (10)	Commercial Services & Supplies	9.18%	7/2023	7/2028	717	717	717
No Limit Construction Services, LLC (10)	Commercial Services & Supplies	7.73%	5/2023	6/2028	89	89	89
PCX Aerostructures LLC (10)	Aerospace & Defense	9.32%	11/2022	12/2028	1,830	1,830	1,830
Rayzor’s Edge LLC (10)	Diversified Consumer Services	7.69-8.27%	5/2023	5/2030-6/2030	601	601	601
RH Land Construction, LLC & Harbor Dredging LA, Inc. (10)	Construction & Engineering	8.08%	5/2023	5/2026	58	58	58
Rotten Rock Hardscaping & Tree Service (10)	Diversified Consumer Services	8.21%	12/2022	12/2027	147	147	147
Signet Marine Corporation (10)	Transportation Infrastructure	8.50%	10/2022	6/2029	9,579	9,604	9,579
SLR Equipment Finance (2)(9)(17)	Multi-Sector Holdings	8.50%	12/2024	12/2025	4,950	4,950	4,950
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82-8.61%	6/2022	9/2026-6/2030	4,998	4,998	4,998
Superior Transportation, Inc. (10)	Ground Transportation	10.22-10.63%	7/2017	1/2026	1,124	1,124	1,124
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	4.07%	7/2017	1/2028	896	896	850
Trinity Equipment, Inc. (10)	Commercial Services & Supplies	8.78-8.93%	5/2023	5/2028	1,031	1,031	1,031
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-7.95%	10/2021	11/2026-12/2026	123	123	123
U.S. Crane & Rigging, LLC (10)	Commercial Services & Supplies	8.73%	12/2022	9/2028	722	722	722
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43%	7/2019	10/2025	51	51	51
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32-9.93%	9/2022	9/2027-8/2028	2,309	2,336	2,309
Zamborelli Enterprises Pacific Southern Foundation (10)	Diversified Consumer Services	8.91%	12/2022	1/2027	355	357	355
					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings		7/2017		200	145,000	101,000
Total Equipment Financing						$211,197	$166,799

Preferred Equity – 3.3%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	0.00%	6/2012	6/2025	—	$5,241	$2,500
Veronica Holdings, LLC (Vapotherm)(24)	Health Care Equipment & Supplies	9.00%(11)	9/2024	—	13,055,991	28,538	29,839
Total Preferred Equity						$33,779	$32,339

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—69.5%
Assertio Holdings, Inc. (8)*	Pharmaceuticals	7/2023	12,510	$51	$8
Bayside Parent, LLC (24)*	Health Care Providers & Services	5/2023	6,526	11,411	8,046
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/2019	289,102	136	30
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/2017	444,388	74	68
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/2017	260,000	129	108
KBH Topco LLC (Kingsbridge) (2)(5)(18)	Multi-Sector Holdings	11/2020	78,750,000	145,434	164,750
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/2022	44,049	33	26
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/2013	231,177	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/2013	522	5,216	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/2019	469,353	235	308
Shoes for Crews Holdings, LLC	Diversified Consumer Services	6/2024	1,884	2,759	2,040
SLR-AMI Topco Blocker, LLC (15)(24)*	Broadline Retail	6/2023	—	24,655	10,575
SLR Business Credit (2)(3)(19)	Diversified Financial Services	4/2022	100	111,583	127,370
SLR Credit Solutions (2)(3)(20)	Diversified Financial Services	12/2012	280,303	280,737	288,250
SLR Healthcare ABL (2)(3)(21)	Diversified Financial Services	4/2022	32,839	34,335	38,000
SLR Senior Lending Program LLC (2)(3)(22)	Asset Management & Custody Banks	12/2022	—	47,875	48,438
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/2018	36	110	—
Veronica Holdings, LLC (Vapotherm)(24)*	Health Care Equipment & Supplies	9/2027	293,203	330	639
Total Common Equity/Equity Interests/Warrants				$680,902	$688,656
Total Investments (6) — 202.4%				$2,040,088	$2,004,399

Description	Industry	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Cash Equivalents —45.2%
U.S. Treasury Bill (4.35% yield)	Government	3/2025	5/2025	$450,000	$447,074	$447,074
Total Investments & Cash Equivalents — 247.6%					$2,487,162	$2,451,473
Liabilities in Excess of Other Assets — (147.6%)						(1,460,988)
Net Assets — 100.0%						$990,485

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share/unit amounts)

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of March 31, 2025.
(2)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2025 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2024	Gross Additions	Gross Reductions	Realized Loss	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2025	Interest/ Dividend/ Other Income
Equipment Operating Leases, LLC	$2,812	$—	$131	$—	$4	$2,685	$59
Kingsbridge Holdings, LLC	100,500	—	—	—	(16)	100,500	2,898
KBH Topco, LLC (Kingsbridge)	152,071	4,514	—	—	8,165	164,750	5,116
Loyer Capital LLC	7,361	—	—	—	—	7,361	186
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	—	—	—	—	—	—	—
RD Holdco, Inc. (debt)	7,827	—	—	—	—	7,827	—
SLR Business Credit (revolver)	—	3,500	3,500	—	—	—	1
SLR Business Credit	125,370	—	—	—	2,000	127,370	3,800
SLR Credit Solutions	288,250	—	—	—	—	288,250	5,500
SLR Equipment Finance (equity)	107,600	—	—	—	(6,600)	101,000	—
SLR Equipment Finance (debt)	3,000	2,750	800	—	—	4,950	86
SLR Healthcare ABL	37,850	—	—	—	150	38,000	1,630
SLR Healthcare ABL (revolver)	4,000	12,600	16,600	—	—	—	5
SLR Senior Lending Program LLC	49,091	—	—	—	(653)	48,438	1,855
SOINT, LLC	2,500	—	—	—	—	2,500	—
	$888,232	$23,364	$21,031	$—	$3,050	$893,631	$21,136

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share/unit amounts)

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2025, on a fair value basis, non-qualifying assets in the Company’s portfolio represented 26.5% of the total assets of the Company.
(4)
The Company’s investment in SOINT, LLC includes a one dollar investment in common shares.
(5)
Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $5,868; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $116,480 and $110,612, respectively, based on a tax cost of $1,998,531. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(7)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(8)
Denotes a Level 1 investment.
(9)
SLR Equipment Finance is held through NEFCORP LLC, a wholly-owned consolidated taxable subsidiary, and NEFPASS LLC, a wholly-owned consolidated subsidiary.
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

March 31, 2025

(in thousands, except share/unit amounts)

(18)
See note 13 to the consolidated financial statements.
(19)
See note 15 to the consolidated financial statements.
(20)
See note 11 to the consolidated financial statements.
(21)
See note 14 to the consolidated financial statements.
(22)
See note 17 to the consolidated financial statements.
(23)
Spread is S+200 cash / 4.75% PIK.
(24)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2025 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2024	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2025	Interest/ Dividend Income
Bayside Opco, LLC	$19,905	$—	$45	$—	$—	$19,860	$587
Bayside Parent, LLC (loan)	6,008	217	—	—	—	6,225	217
Bayside Parent, LLC (equity)	7,179	—	—	—	867	8,046	—
SLR-AMI Topco Blocker, LLC	12,778	571	—	—	(2,774)	10,575	—
Vapotherm, Inc.	14,254	—	—	—	(7)	14,306	420
Veronica Holdings, LLC (preferred equity)	29,182	657	—	—	(113)	29,839	770
Veronica Holdings, LLC (common equity)	639	—	—	—	—	639	—
	$89,945	$1,445	$45	$—	$(2,027)	$89,490	$1,994

(25)
Certain tranches have a spread of S+795, certain tranches have a spread of S+425 and certain tranches have a spread of S+400.
(26)
Certain tranches have a spread of S+650 and certain tranches have a spread of S+700 (5.00% PIK/2.00% cash).
(27)
Spread is S+600 cash / 1.00% PIK.
(28)
Spread is S+600 cash / 0.50% PIK.

* Non-income producing security.

** Investment is on non-accrual status.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2025

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2025
Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	27.2%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	19.0%
Health Care Providers & Services	14.1%
Health Care Equipment & Supplies	5.6%
Capital Markets	3.9%
Pharmaceuticals	3.8%
Diversified Consumer Services	3.7%
Media	3.3%
Asset Management & Custody Banks	2.4%
Transportation Infrastructure	2.3%
Commercial Services & Supplies	2.1%
Biotechnology	1.9%
Insurance	1.7%
Software	1.6%
Consumer Finance	1.5%
Life Sciences Tools & Services	1.1%
Professional Services	1.0%
Communications Equipment	0.7%
Broadline Retail	0.5%
Consumer Staples Distribution & Retail	0.5%
Health Care Technology	0.4%
Specialty Retail	0.3%
Ground Transportation	0.3%
Trading Companies & Distributors	0.3%
Aerospace & Defense	0.2%
Hotels, Restaurants & Leisure	0.2%
Machinery	0.1%
Passenger Airlines	0.1%
Food Products	0.1%
Automobile Components	0.1%
Metals & Mining	0.0%
Construction & Engineering	0.0%
Total Investments	100.0%

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 112.5%
First Lien Bank Debt/Senior Secured Loans
33Across Inc.	Media	P+232	8.50%	10.82%	1/2024	10/2025	$2,774	$2,774	$2,774
Aegis Toxicology Sciences Corporation(16)	Health Care Providers & Services	S+550	1.00%	10.28%	5/2018	5/2025	13,122	13,075	13,122
Alkeme Intermediary Holdings, LLC(16)	Insurance	S+575	1.00%	10.08%	9/2023	10/2026	16,886	16,531	16,886
All States Ag Parts, LLC(16)	Trading Companies & Distributors	S+600	1.00%	10.59%	4/2022	9/2026	2,034	2,016	2,034
BayMark Health Services, Inc.(16)	Health Care Providers & Services	S+500	1.00%	9.59%	4/2022	6/2027	8,180	7,999	8,180
Bayside Opco, LLC(24)	Health Care Providers & Services	S+725	1.00%	11.73%	5/2023	5/2026	19,905	19,905	19,905
Bayside Parent, LLC(24)	Health Care Providers & Services	S+1000(11)	1.00%	14.48%	5/2023	5/2026	6,008	6,008	6,008
BDG Media, Inc.	Media	P+525	5.50%	12.75%	7/2022	7/2025	6,249	6,249	6,249
CC SAG Holdings Corp.(Spectrum Automotive)(16)	Diversified Consumer Services	S+525	0.75%	9.58%	6/2021	6/2028	30,202	29,814	30,202
Copper River Seafoods, Inc.	Food Products	P+275	—	10.25%	12/2023	4/2025	5,088	5,088	5,088
CVAUSA Management, LLC(16)	Health Care Providers & Services	S+650	1.00%	10.84%	5/2023	5/2029	17,191	16,771	17,191
DeepIntent, Inc.	Media	P+185	5.25%	9.35%	12/2023	9/2027	37,746	37,746	37,746
Enhanced Permanent Capital, LLC(3)	Capital Markets	S+700	1.00%	11.97%	12/2020	12/2025	44,578	44,220	44,578
EyeSouth Eye Care Holdco LLC	Health Care Providers & Services	S+550	1.00%	9.96%	10/2022	10/2029	9,625	9,383	9,625
FE Advance, LLC	Diversified Financial Services	S+650	1.00%	10.86%	7/2024	7/2027	20,894	20,517	20,894
Fertility (ITC) Investment Holdco, LLC	Health Care Providers & Services	S+650	1.00%	11.74%	1/2023	1/2029	22,368	21,871	22,368
Foundation Consumer Brands, LLC(16)	Personal Products	S+625	1.00%	10.89%	2/2021	2/2027	25,058	24,691	25,058
Human Interest Inc.	Internet Software & Services	S+735	1.00%	11.90%	6/2022	7/2027	20,104	20,104	20,104
iCIMS, Inc.	Software	S+575	0.75%	10.38%	8/2022	8/2028	32,245	31,887	32,245
Kaseya, Inc.(16)	Software	S+550(14)	0.75%	9.83%	6/2022	6/2029	24,702	24,445	24,702
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	S+700	1.00%	11.71%	12/2018	12/2027	100,500	100,283	100,500
Logix Holding Company, LLC(16)	Communications Equipment	P+475	1.00%	12.25%	9/2018	3/2025	14,009	13,933	13,449
Luxury Asset Capital, LLC(16)	Thrifts & Mortgage Finance	S+675	1.00%	11.42%	7/2022	7/2027	30,500	30,149	30,500
Maxor Acquisition, Inc.(16)	Health Care Providers & Services	S+600	1.00%	10.44%	3/2023	3/2029	21,195	20,755	21,195
One Touch Direct, LLC	Commercial Services & Supplies	P+75	4.00%	8.25%	12/2023	3/2026	1,030	1,030	1,030
ONS MSO, LLC(16)	Health Care Providers & Services	S+625	1.00%	10.84%	2/2023	7/2026	27,772	27,317	27,772
Peter C. Foy & Associates Insurance Services, LLC(16)	Insurance	S+550(28)	0.75%	9.83%	4/2022	11/2028	16,706	16,508	16,706
Plastic Management, LLC(16)	Health Care Providers & Services	S+500	1.00%	9.43%	4/2022	8/2027	16,965	16,471	16,965
Quantcast Corporation	Commercial Services & Supplies	S+525	2.00%	11.75%	6/2024	6/2029	10,502	10,380	10,502
Retina Midco, Inc.(16)	Health Care Providers & Services	S+575	1.00%	10.35%	12/2023	1/2026	27,301	26,985	27,847
RQM+ Corp.(16)	Life Sciences Tools & Services	S+675(23)	1.00%	11.34%	8/2021	8/2029	23,398	23,201	22,462
RxSense Holdings LLC(16)	Diversified Consumer Services	S+500	1.00%	9.69%	4/2022	3/2026	2,628	2,582	2,628
Shoes for Crews Global, LLC	Diversified Consumer Services	S+650(26)	1.00%	11.17%	6/2024	6/2029	3,398	3,398	3,398
Sightly Enterprises, Inc.	Media	P+475	6.00%	12.25%	1/2024	12/2026	4,813	4,813	4,813
SLR Healthcare ABL(2)(3)(21)	Diversified Financial Services	S+650	—	10.81%	12/2024	12/2025	4,000	4,000	4,000
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+525	1.00%	9.58%	6/2022	7/2026	33,158	32,731	33,158
SPAR Marketing Force, Inc.	Media	P+190	—	9.40%	12/2023	10/2025	9,251	9,251	9,251
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	S+550	0.75%	10.19%	6/2021	6/2028	14,828	14,584	14,828

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
TAUC Management, LLC(16)	Health Care Providers & Services	S+700(27)	1.00%	11.48%	4/2022	2/2027	$7,002	$6,829	$6,302
The Townsend Company, LLC(16)	Commercial Services & Supplies	S+500	1.00%	9.36%	8/2023	8/2030	19,775	19,275	19,587
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+600	1.00%	10.48%	4/2022	12/2026	3,688	3,590	3,615
TPC 2022, LLC	Capital Markets	S+650	1.00%	10.88%	12/2024	12/2027	20,000	19,802	19,800
United Digestive MSO Parent, LLC(16)	Health Care Providers & Services	S+575	1.00%	10.08%	3/2023	3/2029	9,956	9,723	9,956
Urology Management Holdings, Inc.	Health Care Providers & Services	S+550	1.00%	9.83%	2/2023	6/2027	11,909	11,683	11,909
UVP Management, LLC	Health Care Providers & Services	S+625	1.00%	10.73%	9/2023	9/2025	13,653	13,518	13,653
Western Veterinary Partners LLC(16)	Diversified Consumer Services	S+500	1.00%	9.33%	1/2024	10/2027	23,515	23,215	23,515
WMD Funding, LLC(11)	Diversified Financial Services	—	—	11.50%	12/2024	7/2031	18,330	18,330	18,330
Total First Lien Bank Debt/ Senior Secured Loans								$845,430	$852,630
First Lien Life Science Senior Secured Loans
Arcutis Biotherapeutics, Inc.(3)	Pharmaceuticals	S+595	2.50%	10.47%	12/2021	8/2029	$33,425	$34,531	$35,263
Ardelyx, Inc.(3)	Pharmaceuticals	S+400(25)	4.70%	8.70%	2/2022	7/2028	39,750	40,033	40,247
Cerapedics, Inc.	Biotechnology	S+620	2.75%	10.72%	12/2022	1/2028	36,156	36,498	37,889
Meditrina, Inc.	Health Care Equipment & Supplies	S+550	3.45%	10.02%	12/2022	12/2027	5,051	5,111	5,127
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	S+580	5.31%	11.11%	7/2018	11/2025	24,500	26,044	24,622
Outset Medical, Inc.(16)	Health Care Equipment & Supplies	S+515	2.75%	9.67%	11/2022	11/2027	44,727	45,353	46,405
SPR Therapeutics, Inc.	Health Care Technology	S+515	4.00%	9.67%	1/2024	2/2029	4,866	4,872	5,021
Vapotherm, Inc.(24)	Health Care Equipment & Supplies	S+600	4.50%	10.52%	2/2022	9/2027	13,782	14,147	14,254
Total First Lien Life Science Senior Secured Loans								$206,589	$208,828
Second Lien Asset-Based Senior Secured Loans
AMF Levered II, LLC	Diversified Financial Services	S+705	1.00%	11.67%	12/2021	8/2028	$29,925	$29,741	$29,925
FGI Worldwide LLC (3)(16)	Diversified Financial Services	S+650	1.00%	10.86%	4/2023	4/2028	8,206	8,058	8,206
Pasadena Private Lending Inc.(3)	Diversified Financial Services	S+750	1.00%	11.88%	12/2024	4/2028	9,825	9,703	9,702
Total Second Lien Asset-Backed Senior Secured Loans								$47,502	$47,833
Second Lien Bank Debt / Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975(11)	1.00%	—	12/2013	10/2026	$18,228	$12,297	$7,827
Total Senior Secured Loans								$1,111,818	$1,117,118

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 18.2%
A&A Crane and Rigging, LLC (10)	Commercial Services & Supplies	7.78%	3/2023	3/2028	$54	$54	$54
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-9.09%	2/2021	3/2025-11/2026	259	258	259
AFG Dallas III, LLC (10)	Diversified Consumer Services	10.00-11.29%	8/2022	8/2026-3/2027	743	743	743
Air Methods Corporation (10)	Airlines	7.08-7.13%	11/2021	11/2026	2,569	2,591	2,569
Boart Longyear Company (10)	Metals & Mining	8.31-9.77%	5/2020	4/2025-10/2026	997	997	997
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/2022	7/1/2026	73	73	73
Carolina’s Contracting, LLC (10)	Diversified Consumer Services	8.40-8.72%	3/2023	3/2028-5/2028	2,912	2,932	2,912
CKD Holdings, Inc. (10)	Road & Rail	8.10-8.60%	9/2022	3/2026-9/2027	1,816	1,816	1,816
Clubcorp Holdings, Inc. (10)	Hotels, Restaurants & Leisure	9.36-13.01%	5/2021	4/2025-5/2028	4,550	4,550	4,550
Complete Equipment Rentals, LLC (10)	Commercial Services & Supplies	6.75-7.15%	3/2023	4/2028-6/2028	1,467	1,450	1,442
Dongwon Autopart Technology Inc. (10)	Auto Components	7.96%	2/2021	1/2026	658	661	658
Double S Industrial Contractors, Inc. (10)	Commercial Services & Supplies	8.60%	7/2023	8/2027	85	85	85
Drillers Choice, Inc. (10)	Commercial Services & Supplies	8.00-10.08%	10/2022	11/2027-6/2029	1,089	1,091	1,089
Environmental Protection & Improvement Company, LLC (10)	Road & Rail	8.25%	9/2020	10/2027	3,798	3,811	3,798
Equipment Operating Leases, LLC (2)(12)	Multi-Sector Holdings	8.37%	4/2018	4/2025	2,884	2,884	2,812
Extreme Steel Crane & Rigging, LLC (10)	Commercial Services & Supplies	9.52%	3/2023	3/2027	613	617	613
First American Commercial Bancorp, Inc. (10)	Diversified Financial Services	7.50-9.00%	10/2021	10/2026-3/2027	1,566	1,567	1,566
First National Capital, LLC (10)	Diversified Financial Services	9.00%	11/2021	7/2026	3,340	3,340	3,340
GMT Corporation (10)	Machinery	10.71%	10/2018	1/2026	2,496	2,497	2,496
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/2021	11/2025	347	347	347
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.94%	11/2018	9/2025	53	53	51
International Automotive Components Group, North America, Inc. (10)	Auto Components	7.95%	6/2021	6/2025	1,001	1,002	1,001
Loc Performance Products, LLC (10)	Machinery	10.50%	12/2022	6/2027	477	477	477
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/2019	5/2026-9/2026	7,500	7,500	7,361
Miranda Logistics Enterprise, Inc. (10)	Construction & Engineering	7.69%	4/2023	4/2028	628	628	628
Mountain Air Helicopters, Inc. (10)	Commercial Services & Supplies	10.00%	7/2017	2/2025	114	114	114
Nimble Crane LLC (10)	Commercial Services & Supplies	9.18%	7/2023	7/2028	762	762	762
No Limit Construction Services, LLC (10)	Commercial Services & Supplies	7.73%	5/2023	6/2028	95	95	95
PCX Aerostructures LLC (10)	Aerospace & Defense	9.32%	11/2022	12/2028	1,931	1,931	1,931
Rango, Inc. (10)	Commercial Services & Supplies	9.33%	9/2019	4/2025	101	101	99
Rayzor’s Edge LLC (10)	Diversified Consumer Services	7.69-8.27%	5/2023	5/2030-6/2030	624	624	624
RH Land Construction, LLC & Harbor Dredging LA, Inc. (10)	Construction & Engineering	8.08%	5/2023	5/2026	69	69	69
Rotten Rock Hardscaping & Tree Service (10)	Diversified Consumer Services	8.21%	12/2022	12/2027	159	159	159
Signet Marine Corporation (10)	Transportation Infrastructure	8.50%	10/2022	6/2029	10,291	10,319	10,291
SLR Equipment Finance (2)(9)(17)	Multi-Sector Holdings	8.50%	12/2024	12/2025	3,000	3,000	3,000
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82-8.61%	6/2022	9/2026-6/2030	5,195	5,195	5,195
ST Coaches, LLC (10)	Road & Rail	8.50%	7/2017	1/2025	520	520	520
Star Coaches Inc. (10)	Road & Rail	8.42%	3/2018	4/2025	1,719	1,719	1,633
Superior Transportation, Inc. (10)	Road & Rail	10.22-10.63%	7/2017	1/2026	1,346	1,346	1,346
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	4.07%	7/2017	1/2028	970	970	901
Trinity Equipment, Inc. (10)	Commercial Services & Supplies	8.78-8.93%	5/2023	5/2028	1,085	1,085	1,085
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-7.95%	10/2021	11/2026-12/2026	136	136	136
U.S. Crane & Rigging, LLC (10)	Commercial Services & Supplies	8.73%	12/2022	9/2028	766	766	766
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43%	7/2019	10/2025	72	72	72
Womble Company, Inc. (10)	Energy Equipment & Services	9.11%	12/2019	1/2025	17	17	17
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32-9.93%	9/2022	9/2027-8/2028	2,465	2,495	2,465
Zamborelli Enterprises Pacific Southern Foundation (10)	Diversified Consumer Services	8.91%	12/2022	1/2027	399	401	399
					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings		7/2017		200	145,000	107,600
Total Equipment Financing						$218,920	$181,016

Preferred Equity – 3.2%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	0.00%	6/2012	6/2025	—	$5,241	$2,500
Veronica Holdings, LLC (Vapotherm)(24)	Health Care Equipment & Supplies	9.00%(11)	9/2024	—	13,055,991	27,769	29,182
Total Preferred Equity						$33,010	$31,682

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—68.1%
Assertio Holdings, Inc. (8)*	Pharmaceuticals	7/2023	12,510	$51	$11
Bayside Parent, LLC (24)*	Health Care Providers & Services	5/2023	6,526	11,411	7,179
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/2019	289,102	136	47
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/2017	444,388	74	84
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/2017	260,000	129	131
KBH Topco LLC (Kingsbridge) (2)(5)(18)	Multi-Sector Holdings	11/2020	76,125,000	140,920	152,071
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/2022	44,049	33	31
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/2013	231,177	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/2013	522	5,216	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/2019	469,353	235	246
Shoes for Crews Holdings, LLC	Diversified Consumer Services	6/2024	1,884	2,759	2,040
SLR-AMI Topco Blocker, LLC (15)(24)*	Internet & Catalog Retail	6/2023	—	24,085	12,778
SLR Business Credit (2)(3)(19)	Diversified Financial Services	4/2022	100	111,583	125,370
SLR Credit Solutions (2)(3)(20)	Diversified Financial Services	12/2012	280,303	280,737	288,250
SLR Healthcare ABL (2)(3)(21)	Diversified Financial Services	4/2022	32,839	34,335	37,850
SLR Senior Lending Program LLC (2)(3)(22)	Asset Management	12/2022	—	47,875	49,091
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/2018	396	110	—
Veronica Holdings, LLC (Vapotherm)(24)*	Health Care Equipment & Supplies	9/2027	293,203	330	639
Total Common Equity/Equity Interests/Warrants				$675,818	$675,818
Total Investments (6) — 202.0%				$2,039,566	$2,005,634

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Cash Equivalents —40.0%
U.S. Treasury Bill (4.24% yield)	Government	12/2024	2/2025	$400,000	$397,510	$397,510
Total Investments & Cash Equivalents — 242.0%					$2,437,076	$2,403,144
Liabilities in Excess of Other Assets — (142.0%)						(1,410,218)
Net Assets — 100.0%						$992,926

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

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2024

(in thousands, except share/unit amounts)

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If the Company fails to invest a sufficient portion of our assets in qualifying assets, it could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2024, on a fair value basis, non-qualifying assets in the Company’s portfolio represented 26.3% of the total assets of the Company.
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
(8)
Denotes a Level 1 investment.
(9)
SLR Equipment Finance is held through NEFCORP LLC, a wholly-owned consolidated taxable subsidiary, and NEFPASS LLC, a wholly-owned consolidated subsidiary.
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
(23)
Spread is S+200 cash / 4.75% PIK.
(24)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2024 (beginning with the date at which the Company became an Affiliated Person) in these affiliated investments are as follows:

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

(29)
Certain tranches have a spread of S+795, certain tranches have a spread of S+425 and certain tranches have a spread of S+400.
(30)
Certain tranches have a spread of S+650 and certain tranches have a spread of S+700 (5.00% PIK/2.00% cash).
(31)
Spread is S+600 cash / 1.00% PIK.
(32)
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

March 31, 2025

(in thousands, except share and per share amounts)

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

March 31, 2025

(in thousands, except share and per share amounts)

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2025.

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

March 31, 2025

(in thousands, except share and per share amounts)

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2025, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

March 31, 2025

(in thousands, except share and per share amounts)

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

March 31, 2025

(in thousands, except share and per share amounts)

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2025 and 2024.

For the three months ended March 31, 2025 and 2024, the Company recognized $7,513 and $7,882, respectively, in base management fees and $5,526 and $5,952, respectively, in performance-based incentive fees. For the three months ended March 31, 2025 and 2024, $2 and $46, respectively, of such performance-based incentive fees were waived. The Investment Adviser has agreed to waive incentive fees resulting from income earned due to the accretion of purchase discounts allocated to investments acquired as a result of the Mergers. Fees waived pursuant to the above are not subject to recoupment by the Investment Adviser.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share and per share amounts)

For the three months ended March 31, 2025 and 2024, the Company recognized expenses under the Administration Agreement of $1,361 and $1,376, respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2025 and 2024.

Note 4. Net Asset Value Per Share

At March 31, 2025, the Company’s total net assets and net asset value per share were $990,485 and $18.16, respectively. This compares to total net assets and net asset value per share at December 31, 2024 of $992,926 and $18.20, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Earnings per share (basic & diluted)
Numerator - net increase in net assets resulting from operations:	$19,926	$27,871
Denominator - weighted average shares:	54,554,634	54,554,634
Earnings per share:	$0.37	$0.51

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share and per share amounts)

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of March 31, 2025 and December 31, 2024:

Fair Value Measurements

As of March 31, 2025

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,116,605	$—	$1,116,605
Equipment Financing	—	—	166,799	—	166,799
Preferred Equity	—	—	32,339	—	32,339
Common Equity/Equity Interests/Warrants	316	—	639,902	48,438	688,656
Total Investments	$316	$—	$1,955,645	$48,438	$2,004,399

Fair Value Measurements

As of December 31, 2024

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,117,118	$—	$1,117,118
Equipment Financing	—	—	181,016	—	181,016
Preferred Equity	—	—	31,682	—	31,682
Common Equity/Equity Interests/Warrants	257	—	626,470	49,091	675,818
Total Investments	$257	$—	$1,956,286	$49,091	$2,005,634

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

March 31, 2025

(in thousands, except share and per share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2025, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2025:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2024	$1,117,118	$181,016	$31,682	$626,470	$1,956,286
Total gains or losses included in earnings:
Net realized gain (loss)	30	(8)	—	—	22
Net change in unrealized gain (loss)	(2,905)	(6,493)	(113)	8,348	(1,163)
Purchase of investment securities*	188,200	2,734	770	5,084	196,788
Proceeds from dispositions of investment securities	(185,838)	(10,450)	—	—	(196,288)
Transfers in/out of Level 3	—	—	—	—	—
Fair value, March 31, 2025	$1,116,605	$166,799	$32,339	$639,902	$1,955,645
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(367)	$(6,493)	$(113)	$8,348	$1,375

* Includes PIK capitalization and accretion of discount.

While the Company has not made an election to apply the fair value option of accounting to any of its current debt obligations, if the Company’s debt obligations were carried at fair value at March 31, 2025, the fair value of the Credit Facility, SPV Credit Facility, 2026 Unsecured Notes, 2027 Unsecured Notes, 2027 Series F Unsecured Notes, 2027 Series G Unsecured Notes and the 2028 Unsecured Notes (each as defined below) would be $536,210, $153,050, $72,563, $47,000, $128,250, $48,878 and $49,750, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2025

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
Unsecured Notes (each as defined below) would be $482,043, $165,050, $84,575, $72,750, $46,875, $128,250 and $49,368, respectively.

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

March 31, 2025

(in thousands, except share and per share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2025 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2025	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$1,095,329	Income Approach	Market Yield	9.4% – 26.1% (11.7%)
	Asset	$21,276	Recovery Analysis	Recoverable Amount	N/A
Equipment Financing	Asset	$65,799	Income Approach	Market Yield	8.5% – 9.2% (9.2%)
		$101,000	Market Multiple(1)	Comparable Multiple	1.1x – 1.4x (1.4x)
Preferred Equity	Asset	$29,839	Income Approach	Market Yield	9.0% – 9.0% (9.0%)
		$2,500	Recovery Analysis	Recoverable Amount	N/A
Common Equity/Equity Interests/Warrants	Asset	$186,282	Market Multiple(2)	Comparable Multiple	5.5x – 12.3x (7.6x)
		$453,620	Market Approach	Return on Equity	7.8% – 23.4% (11.7%)

(1)
Includes $101,000 of investments valued using an implied multiple.
(2)
Includes $232 of investments valued using a Black-Scholes model, $639 of investments valued using a transaction price, $2,040 of investments valued using a recovery analysis and $183,371 of investments valued using an EBITDA multiple.

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2024 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2024	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$1,095,842	Income Approach	Market Yield	8.5% – 18.5% (11.8%)
	Asset	$21,276	Recovery Analysis	Recoverable Amount	N/A
Equipment Financing	Asset	$73,416	Income Approach	Market Yield	8.5% – 9.0% (9.0%)
		$107,600	Market Multiple(1)	Comparable Multiple	1.2x – 1.5x (1.5x)
Preferred Equity	Asset	$29,182	Income Approach	Market Yield	9.0% – 9.0% (9.0%)
		$2,500	Recovery Analysis	Recoverable Amount	N/A
Common Equity/Equity Interests/Warrants	Asset	$175,000	Market Multiple(2)	Comparable Multiple	5.5x – 12.3x (9.1x)
		$451,470	Market Approach	Return on Equity	7.8% – 21.7% (11.3%)

(1)
Includes $107,600 of investments valued using an implied multiple.
(2)
Includes $293 of investments valued using a Black-Scholes model, $639 of investments valued using a transaction price, $2,040 of investments valued using a recovery analysis and $172,028 of investments valued using an EBITDA multiple.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share and per share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$536,210	$529,372	(1)	$482,043	$474,715	(1)
SPV Credit Facility	153,050	151,492	(2)	165,050	163,335	(2)
2025 Unsecured Notes	—	—		85,000	84,956	(3)
2026 Unsecured Notes	75,000	74,772	(4)	75,000	74,741	(4)
2027 Unsecured Notes	50,000	49,982	(5)	50,000	49,979	(5)
2027 Series F Unsecured Notes	135,000	134,989	(6)	135,000	134,998	(6)
2027 Series G Unsecured Notes	49,000	48,893	(7)	49,000	48,970	(7)
2028 Unsecured Notes	50,000	49,912	(8)	—	—
	$1,048,260	$1,039,412		$1,041,093	$1,031,694

(1)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $6,838 and $7,328 as of March 31, 2025 and December 31, 2024, respectively.
(2)
Carrying Value equals the Face Amount net of unamortized debt issuance costs/market discount of $1,558 and $1,715 as of March 31, 2025 and December 31, 2024, respectively.
(3)
Carrying Value equals the Face Amount net of unamortized market discount of $44 as of December 31, 2024.
(4)
Carrying Value equals the Face Amount net of unamortized market discount of $228 and $259 as of March 31, 2025 and December 31, 2024, respectively.
(5)
Carrying Value equals the Face Amount net of unamortized market discount of $18 and $21 as of March 31, 2025 and December 31, 2024, respectively.
(6)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $11 and $2 as of March 31, 2025 and December 31, 2024, respectively.
(7)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $107 and $30 as of March 31, 2025 and December 31, 2024, respectively.

(8) Carrying Value equals the Face Amount net of unamortized debt issuance costs of $88 as of March 31, 2025.

Unsecured Notes

On February 18, 2025, the Company closed a private offering of $50,000 of unsecured notes with a fixed interest rate of 6.14% and a maturity date of February 18, 2028 (the “2028 Unsecured Notes”). Interest on the 2028 Unsecured Notes is due semi-annually on February 18 and August 18. The 2028 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On December 16, 2024, the Company closed a private offering of $49,000 of unsecured notes with a fixed interest rate of 6.24% and a maturity date of December 16, 2027 (the “2027 Series G Unsecured Notes”). Interest on the 2027 Series G Unsecured Notes is due semi-annually on June 16 and December 16. The 2027 Series G Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On April 1, 2022, the Company entered into an assumption agreement (the “Note Assumption Agreement”), effective as of the closing of the Mergers. The Note Assumption Agreement relates to the Company’s assumption of $85,000 in aggregate principal amount of five-year, 3.90% senior unsecured notes, due March 31, 2025 (the “2025 Unsecured Notes”), and other obligations of SUNS under the Note Purchase Agreement, dated as of March 31, 2020 (the “Note Purchase Agreement”), among SUNS and certain institutional investors. Interest on the 2025 Unsecured Notes was due semi-annually on March 31 and September 30. Pursuant to the Note Assumption Agreement, the Company expressly assumed on behalf of SUNS the due and punctual payment of the principal of (and premium, if any) and interest on all the 2025 Unsecured Notes outstanding and the due and punctual performance and observance of every covenant and every condition of the Note Purchase Agreement to be performed or observed by SUNS. The 2025 Unsecured Notes were repaid in full at maturity on March 31, 2025.

On January 6, 2022, the Company closed a private offering of $135,000 of unsecured notes with a fixed interest rate of 3.33% and a maturity date of January 6, 2027 (the “2027 Series F Unsecured Notes”). Interest on the 2027 Series F Unsecured Notes is due

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share and per share amounts)

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

Revolving and Term Loan Facilities

On August 16, 2024, the Company closed on Amendment No. 3 to its August 28, 2019 senior secured credit agreement (as amended to date, the “Credit Facility”). Following the amendment and several commitment increases in the fourth quarter of 2024, the Credit Facility is now composed of $695,000 of revolving credit and $140,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in August 2029 and includes ratable amortization in the final year. Subsequent to Amendment No. 4 on December 3, 2024, the Credit Facility may be increased up to $900,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At March 31, 2025, outstanding USD equivalent borrowings under the Credit Facility totaled $536,210, composed of $396,210 of revolving credit and $140,000 of term loans.

On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to the Company’s assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC
(the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 30, 2024 amendment, the commitment under the
SPV Credit Facility is $275,000. The stated interest rate on the SPV Credit Facility is SOFR plus 2.25%-2.75% with no SOFR floor requirement and the current final maturity date is August 30, 2028. The SPV Credit Facility is secured by all of the assets held by
SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, the Company as successor to SUNS, and
SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The
SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At March 31, 2025, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $153,050.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

The average annualized interest cost for all borrowings for the three months ended March 31, 2025 and the year ended December 31, 2024 was 5.57% and 5.91%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the SPV Credit Facility, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Series G Unsecured Notes and the 2028 Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the three months ended March 31, 2025 and the year ended December 31, 2024 were $1,133,260 and $1,192,250, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share and per share amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Per Share Data: (a)
Net asset value, beginning of year	$18.20	$18.09
Net investment income	0.41	0.44
Net realized and unrealized gain (loss)	(0.04)	0.07
Net increase in net assets resulting from operations	0.37	0.51
Distributions to stockholders:
From distributable earnings	(0.41)	(0.41)
From return of capital	—	—
Net asset value, end of period	$18.16	$18.19
Per share market value, end of period	$16.86	$15.35
Total Return (b)(c)	6.82%	4.86%
Net assets, end of period	$990,485	$992,143
Shares outstanding, end of period	54,554,634	54,554,634
Ratios to average net assets (c):
Net investment income	2.23%	2.42%
Operating expenses	1.53%*	1.63%*
Interest and other credit facility expenses	1.60%	1.84%
Total expenses	3.13%*	3.47%*
Average debt outstanding	$1,010,398	$1,146,997
Portfolio turnover ratio	9.7%	4.7%

(a)
Calculated using the average shares outstanding method.
(b)
Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. The market price per share as of December 31, 2024 and December 31, 2023 was $16.16 and $15.03, respectively. Total return does not include a sales load.
(c)
Not annualized for periods less than one year.

* The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of the performance-based incentive fee waiver (see note 3). For the three months ended March 31, 2025 and 2024, the ratios of operating expenses to average net assets would be 1.53% and 1.63%, respectively, without the performance-based incentive fee waiver. For the three months ended March 31, 2025 and 2024, the ratios of total expenses to average net assets would be 3.13% and 3.47%, respectively, without the performance-based incentive fee waiver.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share and per share amounts)

Note 9. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit and SLR Healthcare (each as defined below). The total amount of these unfunded commitments as of March 31, 2025 and December 31, 2024 was $268,648 and $234,554, respectively, comprised of the following:

	March 31, 2025	December 31, 2024
SLR Credit Solutions*	$44,263	$44,263
Alkeme Intermediary Holdings, LLC	25,605	—
SLR Healthcare ABL*	17,000	10,000
BDG Media, Inc.	14,263	11,751
Stella & Chewy's, LLC	13,153	—
Arcutis Biotherapeutics, Inc.	12,658	12,658
Western Veterinary Partners LLC	11,647	18,245
Plastic Management, LLC	10,806	10,806
Copper River Seafoods, Inc.	9,841	6,912
Pasadena Private Lending Inc.	8,369	8,369
SLR Business Credit*	8,000	8,000
WMD Funding LLC	7,243	7,243
One Touch Direct, LLC	7,042	7,970
Ardelyx, Inc.	6,648	6,648
United Digestive MSO Parent, LLC	6,021	7,496
Quantcast Corporation	5,878	4,071
The Townsend Company, LLC	5,741	7,923
Pinnacle Fertility, Inc.	5,280	—
33 Across Inc.	5,278	4,226
Sherwood Management Co., Inc.	4,271	—
iCIMS, Inc.	3,945	3,530
SPR Therapeutics, Inc.	3,650	6,083
Southern Transport LLC	3,552	—
CVAUSA Management, LLC	3,164	10,164
Sightly Enterprises, Inc.	2,899	2,687
Southern Lifting and Hoisting, LLC	2,641	—
SPAR Marketing Force, Inc.	2,507	5,449
Erie Construction Mid-west, LLC	2,403	2,403
SLR Senior Lending Program LLC*	2,125	2,125
Bayside Opco, LLC	2,093	2,093
DeepIntent, Inc.	1,898	7,254
SunMed Group Holdings, LLC	1,621	1,621
RxSense Holdings LLC	1,250	1,250
SLR Equipment Finance*	1,050	3,000
Tilley Distribution, Inc.	1,007	1,158
EyeSouth Eye Care Holdco LLC	959	1,279
Urology Management Holdings, Inc.	863	863
High Street Buyer, Inc.	631	631
CC SAG Holdings Corp. (Spectrum Automotive)	548	548
TAUC Management, LLC	294	294
Shoes for Crews Global, LLC	284	284
All States Ag Parts, LLC	257	331
Foundation Consumer Brands, LLC	—	3,009
Kaseya, Inc.	—	1,917
Total Commitments	$268,648	$234,554

* The Company controls the funding of these commitments and may cancel them at its discretion.

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2025 and December 31,

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share and per share amounts)

2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 10. Capital Share Transactions

As of March 31, 2025 and March 31, 2024, 200,000,000 shares of $0.01 par value capital stock were authorized.

On February 28, 2025, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) by and among the Company, the Investment Adviser and the Administrator, on the one hand, and Raymond James & Associates, Inc., Citizens JMP Securities, LLC and Jefferies LLC, as placement agents thereunder (collectively, the “Agents”), on the other hand. Under the Equity Distribution Agreement, the Company may, but has no obligation to, issue and sell up to $150,000 in aggregate amount of shares of its common stock from time to time through the Agents, or to them, as principal for their own account.

For the three months ended March 31, 2025, the Company sold no shares of common stock under the Equity Distribution Agreement. As of March 31, 2025, shares representing $150,000 of the Company’s common stock remain available for issuance and sale under the Equity Distribution Agreement.

Transactions in capital stock were as follows for the periods presented:

	Shares		Amount
	Three months ended March 31, 2025	Three months ended March 31, 2024	Three months ended March 31, 2025	Three months ended March 31, 2024
Share activity	—	—	$—	$—

Note 11. SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions, f/k/a Crystal Financial LLC (“SLR Credit”). The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of March 31, 2025, total commitments to the revolving credit facility were $300,000.

As of March 31, 2025, SLR Credit had 28 funded commitments to 22 different issuers with total funded loans of approximately $294,983 on total assets of $362,769. As of December 31, 2024, SLR Credit had 27 funded commitments to 22 different issuers with total funded loans of approximately $317,565 on total assets of $364,258. As of March 31, 2025 and December 31, 2024, the largest loan outstanding totaled $27,691 and $27,879, respectively. For the same periods, the average exposure per issuer was $13,408 and $14,435, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $150,243 and $149,997 of borrowings outstanding at March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, SLR Credit had net income of $5,200 and $5,719, respectively, on gross income of $10,056 and $13,056, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 12. SLR Equipment Finance

On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies are doing business as SLR Equipment Finance (“SLR Equipment”). SLR Equipment is an independent equipment finance

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share and per share amounts)

company that provides senior secured loans and leases primarily to U.S.-based companies. We invested $209,866 in cash to effect the transaction, of which $145,000 was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64,866 was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. On January 31, 2024, SLR Equipment entered into a $225,000 senior secured credit facility with a maturity date of January 31, 2027. On March 1, 2024, the credit facility was expanded to $350,000 of commitments.

As of March 31, 2025, SLR Equipment had 503 funded equipment-backed leases and loans to 282 different customers with a total net investment in leases and loans of approximately $318,542 on total assets of $355,569. As of December 31, 2024, SLR Equipment had 398 funded equipment-backed leases and loans to 217 different customers with a total net investment in leases and loans of approximately $324,939 on total assets of $366,258. As of March 31, 2025 and December 31, 2024, the largest position outstanding totaled $18,825 and $17,883, respectively. For the same periods, the average exposure per customer was $1,130 and $1,497, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $250,975 and $260,974 of borrowings outstanding at March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, SLR Equipment had net loss of $1,917 and $1,956, respectively, on gross income of $6,655 and $4,170, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 13. Kingsbridge Holdings, LLC

On November 3, 2020, the Company acquired 87.5% of the equity securities of Kingsbridge Holdings, LLC (“KBH”) through KBH Topco LLC (“KBHT”), a Delaware corporation. KBH is a residual-focused independent mid-ticket lessor of equipment primarily to U.S. investment grade companies. The Company invested $216,596 to effect the transaction, of which $136,596 was invested to acquire 87.5% of KBHT’s equity and $80,000 of KBH’s debt. The existing management team of KBH committed to continuing to lead KBH after the transaction. Following the transaction, the Company owned 87.5% of KBHT’s equity and the KBH management team owned the remaining 12.5% of KBHT’s equity. On March 13, 2024, as per the terms of the original purchase agreement, the Company acquired 3.125% of KBHT’s equity from the KBH management team. On March 11, 2025, as per the terms of the original purchase agreement, the Company acquired an additional 3.125% of KBHT’s equity from the KBH management team. Effective with these purchases, the Company owns 93.75% of KBHT’s equity and the KBH management team owns the remaining 6.25%.

As of March 31, 2025 and December 31, 2024, KBHT had total assets of $882,740 and $920,072, respectively. For the same periods, debt recourse to KBHT totaled $267,669 and $271,584, respectively, and non-recourse debt totaled $411,000 and $421,587, respectively. None of the debt is recourse to the Company. For the three months ended March 31, 2025 and 2024, KBHT had net income of $3,364 and $1,928, respectively, on gross income of $97,942 and $80,008, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

Note 14. SLR Healthcare ABL

SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”), on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of March 31, 2025, SLR Healthcare’s management team and the Company owned approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022. Effective upon an amendment dated September 19, 2024, SLR Healthcare has a $160,000 non-recourse credit facility, which is expandable to $200,000 under its accordion facility. The maturity date of this facility is March 31, 2026.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2025, the portfolio totaled approximately $288,250 of commitments with a total net investment in loans of $143,082 on total assets of $151,380. As of December 31, 2024, the portfolio totaled approximately $288,250 of commitments with a total net investment in loans of $130,207 on total assets of $138,494. At March 31, 2025, the portfolio consisted of 48 issuers with an average balance of approximately $2,981 versus 47 issuers with an average balance of approximately $2,770 at December 31, 2024. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share and per share amounts)

Healthcare’s credit facility, which is non-recourse to us, had approximately $117,000 and $99,600 of borrowings outstanding at March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, SLR Healthcare had net income of $1,431 and $1,318, respectively, on gross income of $5,304 and $4,791, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

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

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2025, the portfolio totaled approximately $886,108 of commitments, of which, on a net basis, approximately $526,351 were funded, on total assets of $565,505. As of December 31, 2024, the portfolio totaled approximately $857,953 of commitments, of which $488,402 were funded, on total assets of $527,077. At March 31, 2025, the portfolio consisted of 185 issuers with an average balance of approximately $2,845 versus 188 issuers with an average balance of approximately $2,598 at December 31, 2024. NMC has a senior credit facility with a bank lending group for $325,307 which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $279,787 and $231,034 of borrowings outstanding at March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, SLR Business Credit had net income of $2,551 and $3,181 respectively, on gross income of $12,928 and $11,168, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

Note 16. Stock Repurchase Program

On May 7, 2024, our Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 7, 2025 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no share repurchases during the three months ended March 31, 2025 or for the fiscal year ended December 31, 2024.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share and per share amounts)

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a $100,000 senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. On October 20, 2023, the SSLP Facility was expanded to $150,000. Effective with an amendment on March 25, 2024, the SSLP Facility is scheduled to mature on December 12, 2028 and generally bears interest at a rate of SOFR plus 2.90%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At March 31, 2025 and December 31, 2024, borrowings outstanding on the SSLP Facility totaled $96,600 and $96,600, respectively.

As of March 31, 2025 and December 31, 2024, the Company and the Investor had contributed combined equity capital in the amount of $95,750 and $95,750, respectively. As of March 31, 2025 and December 31, 2024, the Company and the Investor’s combined remaining commitments to SSLP totaled $4,250 and $4,250, respectively. The Company and the Investor control the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.

As of March 31, 2025 and December 31, 2024, SSLP had total assets of $196,235 and $197,461, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 31 and 32 different borrowers, respectively. For the three months ended March 31, 2025, SSLP invested $6,588 in 6 portfolio companies. Investments prepaid totaled $19,918 for the three months ended March 31, 2025. For the three months ended March 31, 2024, SSLP invested $29,758 in 11 portfolio companies. Investments prepaid totaled $771 for the three months ended March 31, 2024.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share and per share amounts)

SSLP Portfolio as of March 31, 2025

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Accession Risk Management Group, Inc.	Insurance	S+475	0.75%	9.04%	11/2029	$6,870	$6,848	$6,870
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	10.06%	5/2025	2,881	2,881	2,881
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+525	1.00%	9.55%	10/2026	5,970	5,862	5,970
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+650	1.00%	11.06%	9/2026	2,084	2,084	2,084
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	9.56%	6/2027	3,982	3,982	3,982
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	9.57%	6/2028	8,854	8,854	8,854
Crewline Buyer, Inc.	IT Services	S+675	1.00%	11.07%	11/2030	5,084	4,970	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+525	1.00%	9.57%	5/2029	8,750	8,517	8,750
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	9.19%	7/2027	7,886	7,886	7,886
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	9.80%	11/2029	3,195	3,120	3,195
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	9.92%	10/2029	2,639	2,592	2,639
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	10.74%	1/2029	5,880	5,750	5,880
Foundation Consumer Brands, LLC	Personal Care Products	S+500	1.00%	9.44%	2/2029	7,929	7,929	7,929
High Street Buyer, Inc.	Insurance	S+525	0.75%	9.55%	4/2028	7,507	7,507	7,507
iCIMS, Inc.(4)	Software	S+575	0.75%	10.04%	8/2028	3,195	3,158	3,195
Kid Distro Holdings, LLC	Software	S+475	1.00%	9.19%	10/2029	8,825	8,825	8,825
Legacy Service Partners, LLC	Diversified Consumer Services	S+525	1.00%	9.70%	1/2029	2,789	2,729	2,789
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	10.42%	3/2029	7,012	6,858	7,012
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	10.25%	10/2029	2,779	2,719	2,779
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.54%	7/2026	5,819	5,738	5,819
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.30%	8/2027	5,565	5,449	5,565
RQM+ Corp.(4)	Life Sciences Tools & Services	S+675	1.00%	11.31%	8/2029	5,949	5,949	5,711
RxSense Holdings LLC(4)	Diversified Consumer Services	S+500	1.00%	9.39%	3/2026	8,852	8,852	8,852
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	9.89%	6/2028	8,833	8,833	8,833
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	9.32%	8/2030	4,281	4,189	4,241
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	10.45%	12/2026	5,592	5,592	5,480
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.05%	3/2029	3,620	3,532	3,620
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.80%	6/2027	4,102	4,032	4,102
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.70%	9/2025	4,846	4,810	4,846
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	10.55%	11/2030	2,868	2,805	2,868
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+500	1.00%	9.30%	10/2027	1,585	1,562	1,585
							$164,414	$165,633

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of March 31, 2025.
(3)
Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)
The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share and per share amounts)

SSLP Portfolio as of December 31, 2024

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Accession Risk Management Group, Inc.	Insurance	S+475	0.75%	9.08%	11/2029	$6,888	$6,865	$6,888
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	10.28%	5/2025	2,895	2,895	2,895
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+575	1.00%	10.08%	10/2026	5,984	5,861	5,984
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+600	1.00%	10.59%	9/2026	2,111	2,111	2,111
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	9.59%	6/2027	3,992	3,992	3,992
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	9.58%	6/2028	8,877	8,877	8,877
Crewline Buyer, Inc.	IT Services	S+675	1.00%	11.11%	11/2030	5,084	4,966	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	10.84%	5/2029	5,357	5,220	5,357
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	10.09%	7/2027	8,000	8,000	8,000
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	10.03%	11/2029	3,203	3,125	3,203
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	10.15%	10/2029	2,646	2,596	2,646
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.74%	1/2029	5,895	5,757	5,895
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	10.89%	2/2027	8,102	8,102	8,102
High Street Buyer, Inc.	Insurance	S+525	0.75%	9.58%	4/2028	7,527	7,527	7,527
iCIMS, Inc.(4)	Software	S+575	0.75%	10.38%	8/2028	3,195	3,158	3,195
Kaseya, Inc.(4)	Software	S+550	0.75%	10.75%	6/2029	9,127	9,127	9,127
Kid Distro Holdings, LLC	Software	S+475	1.00%	9.49%	10/2029	8,848	8,848	8,848
Legacy Service Partners, LLC	Diversified Consumer Services	S+525	1.00%	9.73%	1/2029	2,796	2,733	2,796
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	10.46%	3/2029	6,058	5,906	6,058
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	10.44%	10/2029	2,386	2,333	2,386
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.84%	7/2026	5,833	5,738	5,833
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.43%	8/2027	5,579	5,453	5,579
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	10.35%	1/2026	9,918	9,793	10,116
RQM+ Corp.(4)	Life Sciences Tools & Services	S+675	1.00%	11.34%	8/2029	5,895	5,895	5,659
RxSense Holdings LLC(4)	Diversified Consumer Services	S+500	1.00%	9.69%	3/2026	8,875	8,875	8,875
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.19%	6/2028	8,856	8,856	8,856
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	9.36%	8/2030	4,117	4,026	4,078
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	10.48%	12/2026	5,607	5,607	5,495
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.08%	3/2029	3,433	3,346	3,433
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.83%	6/2027	4,112	4,035	4,112
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.73%	9/2025	4,858	4,803	4,858
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	10.78%	11/2030	2,875	2,810	2,875
							$177,236	$178,740

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share and per share amounts)

Below is certain summarized financial information for SSLP as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and March 31, 2024:

	March 31, 2025	December 31, 2024
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $164,414 and $177,236, respectively)	$165,633	$178,740
Cash and other assets	30,602	18,721
Total assets	$196,235	$197,461
Debt outstanding ($96,600 and $96,600 face amounts, respectively, reported net of unamortized debt issuance costs of $1,446 and $1,572, respectively)	$95,154	$95,028
Distributions payable	3,395	3,381
Interest payable and other credit facility related expenses	465	472
Accrued expenses and other payables	345	398
Total liabilities	$99,359	$99,279
Members’ equity	$96,876	$98,182
Total liabilities and members’ equity	$196,235	$197,461

	Three months ended
	March 31, 2025	March 31, 2024
Selected Income Statement Information for SSLP:
Interest income	$4,469	$5,969
Service fees*	105	125
Interest and other credit facility expenses	2,242	2,718
Other general and administrative expenses	71	44
Total expenses	2,418	2,887
Net investment income	$2,051	$3,082
Realized gain on investments	323	—
Net change in unrealized gain (loss) on investments	(285)	509
Net realized and unrealized gain (loss) on investments	$38	$509
Net income	$2,089	$3,591

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2025

(in thousands, except share and per share amounts)

On May 7, 2025, the Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of the Company’s outstanding shares of common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of the Company’s outstanding common stock in the open market from time to time provided that the Company complies with the Company’s code of ethics and the guidelines specified in Rule 10b-18 of the 1934 Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by the Board, the Company expects the repurchase program to be in place until the earlier of May 7, 2026 or until $50,000 of the Company’s outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that the Company will engage in any repurchases.

On May 7, 2025, the Board declared a quarterly distribution of $0.41 per share payable on June 27, 2025 to holders of record as of June 13, 2025.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Investment Corp.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of March 31, 2025, the related consolidated statements of operations, changes in net assets and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2024, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

May 7, 2025

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
•
changes in U.S. tariff and import/export regulations;
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
•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•
the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

On February 9, 2010, we priced our initial public offering, selling 5.68 million shares of our common stock. Concurrent with our initial public offering, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, and Bruce Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, collectively purchased an additional 0.6 million shares of our common stock through a private placement transaction exempt from registration under the Securities Act of 1933, as amended.

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

Recent Developments

On May 7, 2025, the Board authorized an extension of a program for the purpose of repurchasing up to $50 million of the Company’s outstanding shares of common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of the Company’s outstanding common stock in the open market from time to time provided that the Company complies with the Company’s code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by the Board, the Company expects the repurchase program to be in place until the earlier of May 7, 2026 or until $50 million of the Company’s outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that the Company will engage in any repurchases.

On May 7, 2025, the Board declared a quarterly distribution of $0.41 per share payable on June 27, 2025 to holders of record as of June 13, 2025.

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

Portfolio and Investment Activity

During the three months ended March 31, 2025, we invested approximately $193.5 million across 30 portfolio companies. This compares to investing approximately $100.2 million in 24 portfolio companies during the three months ended March 31, 2024. Investments sold, prepaid or repaid during the three months ended March 31, 2025 totaled approximately $196.9 million versus approximately $131.0 million for the three months ended March 31, 2024.

At March 31, 2025, our portfolio consisted of 118 portfolio companies and was invested 28.6% in cash flow senior secured loans, 38.9% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 21.6% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 10.9% in life science investments, in each case, measured at fair value, versus 145 portfolio companies invested 33.3% in cash flow senior secured loans, 28.2% in asset-based senior secured loans / SLR Credit / SLR Healthcare ABL / SLR Business Credit, 22.6% in equipment senior secured financings / SLR Equipment / KBH, and 15.9% in life science investments, in each case, measured at fair value, at March 31, 2024.

At March 31, 2025, 81.5%, or $1.61 billion, of our income producing investment portfolio* was floating rate and 18.5%, or $364.4 million, was fixed rate, measured at fair value. At March 31, 2024, 81.3%, or $1.71 billion, of our income producing investment portfolio* was floating rate and 18.7%, or $393.6 million, was fixed rate, measured at fair value. As of March 31, 2025 and 2024, we had one and two issuers, respectively, on non-accrual status.

* We have included SLR Credit Solutions, SLR Equipment Finance, SLR Healthcare ABL, SLR Business Credit and Kingsbridge Holdings, LLC within our income producing investment portfolio.

SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions, f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of March 31, 2025, total commitments to the revolving credit facility were $300 million.

As of March 31, 2025, SLR Credit had 28 funded commitments to 22 different issuers with total funded loans of approximately $295.0 million on total assets of $362.8 million. As of December 31, 2024, SLR Credit had 27 funded commitments to 22 different issuers with total funded loans of approximately $317.6 million on total assets of $364.3 million. As of March 31, 2025 and December 31, 2024, the largest loan outstanding totaled $27.7 million and $27.9 million, respectively. For the same periods, the average exposure per issuer was $13.4 million and $14.4 million, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $150.2 million and $150.0 million of borrowings outstanding at March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, SLR Credit had net income of $5.2 million and $5.7 million, respectively, on gross income of $10.1 million and $13.1 million, respectively. Due to timing and non-cash items, there may be material differences between U.S. generally accepted accounting principles (“GAAP”) net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.

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

As of March 31, 2025, SLR Equipment had 503 funded equipment-backed leases and loans to 282 different customers with a total net investment in leases and loans of approximately $318.5 million on total assets of $355.6 million. As of December 31, 2024, SLR Equipment had 398 funded equipment-backed leases and loans to 217 different customers with a total net investment in leases and loans of approximately $324.9 million on total assets of $366.3 million. As of March 31, 2025 and December 31, 2024, the largest position outstanding totaled $18.8 million and $17.9 million, respectively. For the same periods, the average exposure per customer was $1.1 million and $1.5 million, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $251.0 million and $261.0 million of borrowings outstanding at March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, SLR Equipment had net loss of $1.9 million and $2.0 million, respectively, on gross income of $6.7 million and $4.2 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

Kingsbridge Holdings, LLC

On November 3, 2020, the Company acquired 87.5% of the equity securities of Kingsbridge Holdings, LLC through KBH Topco LLC (“KBHT”), a Delaware corporation. KBH is a residual focused independent mid-ticket lessor of equipment primarily to U.S. investment grade companies. The Company invested $216.6 million to effect the transaction, of which $136.6 million was invested to acquire 87.5% of KBHT’s equity and $80.0 million of KBH’s debt. The existing management team of KBH committed to continuing to lead KBH after the transaction. Following the transaction, the Company owns 87.5% of KBHT’s equity and the KBH management team owns the remaining 12.5% of KBHT’s equity. On March 13, 2024, as per the terms of the original purchase agreement, the Company acquired 3.125% of KBHT’s equity from the KBH management team. On March 11, 2025, as per the terms of the original purchase agreement, the Company acquired an additional 3.125% of KBHT’s equity from the KBH management team. Effective with these purchases, the Company owns 93.75% of KBHT’s equity and the KBH management team owns the remaining 6.25%.

As of March 31, 2025 and December 31, 2024, KBHT had total assets of $882.7 million and $920.1 million, respectively. For the same periods, debt recourse to KBHT totaled $267.7 million and $271.6 million, respectively, and non-recourse debt totaled $411.0 million and $421.6 million, respectively. None of the debt is recourse to the Company. For the three months ended March 31, 2025 and 2024, KBHT had net income of $3.4 million and $1.9 million, respectively, on gross income of $97.9 million and $80.0 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

SLR Healthcare ABL

SLR Senior Investment Corp. (“SUNS”) acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare ABL was approximately $32.8 million. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of March 31, 2025, SLR Healthcare’s management team and the Company owned approximately 7% and 93% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers (as defined in Note 1 to the Company’s Consolidated Financial Statements) on April 1, 2022. Effective with an amendment dated September 19, 2024, SLR Healthcare has a $160 million non-recourse credit facility, which is expandable to $200 million under its accordion facility. The maturity date of this facility is March 31, 2026.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2025, the portfolio totaled approximately $288.3 million of commitments with a total net investment in loans of $143.1 million on total assets of $151.4 million. As of December 31, 2024, the portfolio totaled approximately $288.3 million of commitments with a total net investment in loans of $130.2 million on total assets of $138.5 million. At March 31, 2025, the portfolio consisted of 48 issuers with an average balance of approximately $3.0 million versus 47 issuers with an average balance of approximately $2.8 million at December 31, 2024. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $117.0 million and $99.6 million of borrowings outstanding at March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, SLR Healthcare had net income of $1.4 million and $1.3 million, respectively, on gross income of $5.3 million and $4.8 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayment of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.

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

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2025, the portfolio totaled approximately $886.1 million of commitments, of which, on a net basis, approximately $526.4 million were funded, on total assets of $565.5 million. As of December 31, 2024, the portfolio totaled approximately $858.0 million of commitments, of which $488.4 million were funded, on total assets of $527.1 million. At March 31, 2025, the portfolio consisted of 185 issuers with an average balance of approximately $2.8 million versus 188 issuers with an average balance of approximately $2.6 million at December 31, 2024. NMC has a senior credit facility with a bank lending group for $325.3 million, which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $279.8 million and $231.0 million of borrowings outstanding at March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, SLR Business Credit had net income of $2.6 million and $3.2 million, respectively, on gross income of $12.9 million and $11.2 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a $100 million senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. On October 20, 2023, the SSLP Facility was expanded to $150 million. Effective with an amendment on March 25, 2024, the SSLP Facility is scheduled to mature on December 12, 2028 and generally bears interest at a rate of SOFR plus 2.90%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At March 31, 2025 and December 31, 2024, borrowings outstanding on the SSLP Facility totaled $96.6 million and $96.6 million, respectively.

As of March 31, 2025 and December 31, 2024, the Company and the Investor had contributed combined equity capital in the amount of $95.75 million and $95.75 million, respectively. As of March 31, 2025 and December 31, 2024, the Company and the Investor’s combined remaining commitments to SSLP totaled $4.25 million and $4.25 million, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.

As of March 31, 2025 and December 31, 2024, SSLP had total assets of $196.2 million and $197.5 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 31 and 32 different borrowers, respectively. For the three months ended March 31, 2025, SSLP invested $6.6 million in 6 portfolio companies. Investments prepaid totaled $19.9 million for the three months ended March 31, 2025. For the three months ended March 31, 2024, SSLP invested $29.8 million in 11 portfolio companies. Investments prepaid totaled $0.8 million for the three months ended March 31, 2024.

SSLP Portfolio as of March 31, 2025 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Accession Risk Management Group, Inc.	Insurance	S+475	0.75%	9.04%	11/2029	$6,870	$6,848	$6,870
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	10.06%	5/2025	2,881	2,881	2,881
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+525	1.00%	9.55%	10/2026	5,970	5,862	5,970
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+650	1.00%	11.06%	9/2026	2,084	2,084	2,084
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	9.56%	6/2027	3,982	3,982	3,982
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	9.57%	6/2028	8,854	8,854	8,854
Crewline Buyer, Inc.	IT Services	S+675	1.00%	11.07%	11/2030	5,084	4,970	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+525	1.00%	9.57%	5/2029	8,750	8,517	8,750
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	9.19%	7/2027	7,886	7,886	7,886
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	9.80%	11/2029	3,195	3,120	3,195
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	9.92%	10/2029	2,639	2,592	2,639
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	10.74%	1/2029	5,880	5,750	5,880
Foundation Consumer Brands, LLC	Personal Care Products	S+500	1.00%	9.44%	2/2029	7,929	7,929	7,929
High Street Buyer, Inc.	Insurance	S+525	0.75%	9.55%	4/2028	7,507	7,507	7,507
iCIMS, Inc.(4)	Software	S+575	0.75%	10.04%	8/2028	3,195	3,158	3,195
Kid Distro Holdings, LLC	Software	S+475	1.00%	9.19%	10/2029	8,825	8,825	8,825
Legacy Service Partners, LLC	Diversified Consumer Services	S+525	1.00%	9.70%	1/2029	2,789	2,729	2,789
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	10.42%	3/2029	7,012	6,858	7,012
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	10.25%	10/2029	2,779	2,719	2,779
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.54%	7/2026	5,819	5,738	5,819
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.30%	8/2027	5,565	5,449	5,565
RQM+ Corp.(4)	Life Sciences Tools & Services	S+675	1.00%	11.31%	8/2029	5,949	5,949	5,711
RxSense Holdings LLC(4)	Diversified Consumer Services	S+500	1.00%	9.39%	3/2026	8,852	8,852	8,852
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	9.89%	6/2028	8,833	8,833	8,833
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	9.32%	8/2030	4,281	4,189	4,241
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	10.45%	12/2026	5,592	5,592	5,480
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.05%	3/2029	3,620	3,532	3,620
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.80%	6/2027	4,102	4,032	4,102
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.70%	9/2025	4,846	4,810	4,846
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	10.55%	11/2030	2,868	2,805	2,868
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+500	1.00%	9.30%	10/2027	1,585	1,562	1,585
							$164,414	$165,633

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of March 31, 2025.
(3)
Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)
The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SSLP Portfolio as of December 31, 2024 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Accession Risk Management Group, Inc.	Insurance	S+475	0.75%	9.08%	11/2029	$6,888	$6,865	$6,888
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	10.28%	5/2025	2,895	2,895	2,895
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+575	1.00%	10.08%	10/2026	5,984	5,861	5,984
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+600	1.00%	10.59%	9/2026	2,111	2,111	2,111
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	9.59%	6/2027	3,992	3,992	3,992
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	9.58%	6/2028	8,877	8,877	8,877
Crewline Buyer, Inc.	IT Services	S+675	1.00%	11.11%	11/2030	5,084	4,966	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	10.84%	5/2029	5,357	5,220	5,357
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	10.09%	7/2027	8,000	8,000	8,000
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	10.03%	11/2029	3,203	3,125	3,203
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	10.15%	10/2029	2,646	2,596	2,646
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.74%	1/2029	5,895	5,757	5,895
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	10.89%	2/2027	8,102	8,102	8,102
High Street Buyer, Inc.	Insurance	S+525	0.75%	9.58%	4/2028	7,527	7,527	7,527
iCIMS, Inc.(4)	Software	S+575	0.75%	10.38%	8/2028	3,195	3,158	3,195
Kaseya, Inc.(4)	Software	S+550	0.75%	10.75%	6/2029	9,127	9,127	9,127
Kid Distro Holdings, LLC	Software	S+475	1.00%	9.49%	10/2029	8,848	8,848	8,848
Legacy Service Partners, LLC	Diversified Consumer Services	S+525	1.00%	9.73%	1/2029	2,796	2,733	2,796
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	10.46%	3/2029	6,058	5,906	6,058
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	10.44%	10/2029	2,386	2,333	2,386
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.84%	7/2026	5,833	5,738	5,833
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.43%	8/2027	5,579	5,453	5,579
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	10.35%	1/2026	9,918	9,793	10,116
RQM+ Corp.(4)	Life Sciences Tools & Services	S+675	1.00%	11.34%	8/2029	5,895	5,895	5,659
RxSense Holdings LLC(4)	Diversified Consumer Services	S+500	1.00%	9.69%	3/2026	8,875	8,875	8,875
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.19%	6/2028	8,856	8,856	8,856
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	9.36%	8/2030	4,117	4,026	4,078
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	10.48%	12/2026	5,607	5,607	5,495
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.08%	3/2029	3,433	3,346	3,433
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.83%	6/2027	4,112	4,035	4,112
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.73%	9/2025	4,858	4,803	4,858
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	10.78%	11/2030	2,875	2,810	2,875
							$177,236	$178,740

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

Below is certain summarized financial information for SSLP as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024:

	March 31, 2025	December 31, 2024
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $164,414 and $177,236, respectively)	$165,633	$178,740
Cash and other assets	30,602	18,721
Total assets	$196,235	$197,461
Debt outstanding ($96,600 and $96,600 face amounts, respectively, reported net of unamortized debt issuance costs of $1,446 and $1,572, respectively)	$95,154	$95,028
Distributions payable	3,395	3,381
Interest payable and other credit facility related expenses	465	472
Accrued expenses and other payables	345	398
Total liabilities	$99,359	$99,279
Members’ equity	$96,876	$98,182
Total liabilities and members’ equity	$196,235	$197,461

	Three months ended
	March 31, 2025	March 31, 2024
Selected Income Statement Information for SSLP (in thousands):
Interest income	$4,469	$5,969
Service fees*	105	125
Interest and other credit facility expenses	2,242	2,718
Other general and administrative expenses	71	44
Total expenses	2,418	2,887
Net investment income	$2,051	$3,082
Realized gain on investments	323	—
Net change in unrealized gain (loss) on investments	(285)	509
Net realized and unrealized gain (loss) on investments	$38	$509
Net income	$2,089	$3,591

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflect the payment deferral and increased credit risks associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2025 and 2024, capitalized PIK income totaled $1.7 million and $2.8 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons for the three months ended March 31, 2025 and March 31, 2024 are presented below:

Investment Income

For the three months ended March 31, 2025 and 2024, gross investment income totaled $53.2 million and $58.1 million, respectively. The decrease in gross investment income for the year over year three month periods was primarily due to a decrease in the size of the income-producing investment portfolio as well as a decrease in index rates.

Expenses

Net expenses totaled $31.1 million and $34.2 million, respectively, for the three months ended March 31, 2025 and 2024, of which $13.0 million and $13.8 million, respectively, consisted of base management fees and performance-based incentive fees and $15.8 million and $18.2 million, respectively, consisted of interest and other credit facility expenses. Other general and administrative expenses totaled $2.2 million and $2.3 million, respectively, for the three months ended March 31, 2025 and 2024. Over the same periods, $2 thousand and $46 thousand of performance-based incentive fees were waived. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses for the year over year three month periods was primarily due to lower interest expense from a decrease in average borrowings as well as a decrease in the index rates on borrowings.

Net Investment Income

The Company’s net investment income totaled $22.1 million and $23.9 million, or $0.41 and $0.44, per average share, respectively, for the three months ended March 31, 2025 and 2024.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $197 million and $131 million, respectively, for the three months ended March 31, 2025 and 2024. Net realized gain (loss) over the same periods were $(0.4) million and $0.1 million, respectively. Net realized gain (loss) for the three months ended March 31, 2025 and 2024 were primarily due to the disposition of selected assets.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2025 and 2024, net change in unrealized gain (loss) on the Company’s assets totaled $(1.8) million and $3.9 million, respectively. Net unrealized loss for the three months ended March 31, 2025 was primarily due to depreciation in the value of our investments in SLR Equipment Finance, SLR-AMI Topco Blocker, LLC and SLR Senior Lending Program LLC, among others, as well as the reversal of previously recognized unrealized appreciation upon the exit of our investments in Outset Medical, Inc. and Retina Midco, Inc., partially offset by appreciation in the value of our investments in KBH Topco, LLC, SLR Business Credit and Bayside Parent, LLC, among others. Net unrealized gain for the three months ended March 31, 2024 was primarily due to appreciation in the value of our investments in Arcutis Biotherapeutics, Inc., Neuronetics, Inc., Cerapedics, Inc., SLR Credit Solutions and SLR Healthcare ABL, among others, partially offset by depreciation in the value of our investments in SLR Equipment Finance and SOINT, LLC, among others.

Net Increase in Net Assets from Operations

For the three months ended March 31, 2025 and 2024, the Company had a net increase in net assets resulting from operations of $19.9 million and $27.9 million, respectively. For the same periods, earnings per average share were $0.37 and $0.51, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility and SPV Credit Facility, the 2026 Unsecured Notes, the 2027 Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Series G Unsecured Notes and the 2028 Unsecured Notes (each as defined below and, collectively, the “Debt Instruments”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of March 31, 2025, we had a total of $420.7 million of collective unused borrowing capacity under the Credit Facility and SPV Credit Facility, subject to borrowing base limits.

On February 28, 2025, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) by and among the Company, the Investment Adviser and the Administrator, on the one hand, and Raymond James & Associates, Inc., Citizens JMP Securities, LLC and Jefferies LLC, as placement agents thereunder (collectively, the “Agents”), on the other hand. Under the Equity Distribution Agreement, the Company may, but has no obligation to, issue and sell up to $150,000,000 in aggregate amount of shares of its common stock from time to time through the Agents, or to them, as principal for their own account.

For the three months ended March 31, 2025, the Company sold no shares of common stock under the Equity Distribution Agreement. As of March 31, 2025, shares representing $150,000,000 of our common stock remain available for issuance and sale under the Equity Distribution Agreement.

We may from time to time issue other equity and/or debt securities in either public or private offerings. The issuance of such securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful. The primary uses of existing funds and any funds raised in the future are expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, or for other general corporate purposes.

Debt

On February 18, 2025, the Company closed a private offering of $50 million of unsecured notes with a fixed interest rate of 6.14% and a maturity date of February 18, 2028 (the “2028 Unsecured Notes”). Interest on the 2028 Unsecured Notes is due
semi-annually on February 18 and August 18. The 2028 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On December 16, 2024, the Company closed a private offering of $49 million of unsecured notes with a fixed interest rate of 6.24% and a maturity date of December 16, 2027 (the “2027 Series G Unsecured Notes”). Interest on the 2027 Series G Unsecured Notes is due semi-annually on June 16 and December 16. The 2027 Series G Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On August 16, 2024, the Company closed on Amendment No. 3 to its August 28, 2019 senior secured credit agreement (as amended to date, the “Credit Facility”). Following this amendment and several commitment increases in the fourth quarter of 2024, the Credit Facility is now composed of $695 million of revolving credit and $140 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in August 2029 and includes ratable amortization in the final year. Subsequent to Amendment No. 4 on December 3, 2024, the Credit Facility may be increased up to $900 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At March 31, 2025, outstanding USD equivalent borrowings under the Credit Facility totaled $536.2 million, composed of $396.2 million of revolving credit and $140.0 million of term loans.

On April 1, 2022, the Company entered into an assumption agreement (the “Note Assumption Agreement”), effective as of the closing of the Mergers. The Note Assumption Agreement relates to the Company’s assumption of $85 million in aggregate principal amount of five-year, 3.90% senior unsecured notes, due March 31, 2025 (the “2025 Unsecured Notes”), and other obligations of SUNS under the Note Purchase Agreement, dated as of March 31, 2020 (the “Note Purchase Agreement”), among SUNS and certain institutional investors. Interest on the 2025 Unsecured Notes was due semi-annually on March 31 and September 30. Pursuant to the Note Assumption Agreement, the Company expressly assumed on behalf of SUNS the due and punctual payment of the principal of (and premium, if any) and interest on all the 2025 Unsecured Notes outstanding and the due and punctual performance and observance of every covenant and every condition of the Note Purchase Agreement to be performed or observed by SUNS. The 2025 Unsecured Notes were repaid in full at maturity on March 31, 2025.

On April 1, 2022, we entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to our assumption of the revolving credit facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 30, 2024 amendment, the commitment under the SPV Credit Facility is $275 million. The stated interest rate on the SPV Credit Facility is SOFR plus 2.25%-2.75% with no SOFR floor requirement, and the current final maturity date is August 30, 2028. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we, as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At March 31, 2025, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $153.1 million.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At March 31, 2025, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time to time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held a face amount of $450 million in cash equivalents as of March 31, 2025.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of March 31, 2025:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$549.3	$—	$—	$549.3	$—
Unsecured senior notes	359.0	—	359.0	—	—
Term loans	140.0	—	—	140.0	—

(1)
As of March 31, 2025, we had a total of $420.7 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table (in thousands) as of the quarter ended March 31, 2025 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2025 (through March 31, 2025)	$396,210	$735	—	N/A
Fiscal 2024	342,043	642	—	N/A
Fiscal 2023	407,000	631	—	N/A
Fiscal 2022	293,000	513	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
SPV Credit Facility
Fiscal 2025 (through March 31, 2025)	153,050	284	—	N/A
Fiscal 2024	165,050	310	—	N/A
Fiscal 2023	206,250	320	—	N/A
Fiscal 2022	155,200	272	—	N/A
2022 Unsecured Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2023	—	—	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2024	—	—	—	N/A
Fiscal 2023	125,000	194	—	N/A
Fiscal 2022	125,000	219	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2025 Unsecured Notes
Fiscal 2025 (through March 31, 2025)	—	—	—	N/A
Fiscal 2024	85,000	159	—	N/A
Fiscal 2023	85,000	132	—	N/A
Fiscal 2022	85,000	149	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2026 Unsecured Notes
Fiscal 2025 (through March 31, 2025)	$75,000	$139	—	N/A
Fiscal 2024	75,000	131	—	N/A
Fiscal 2023	75,000	116	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2025 (through March 31, 2025)	50,000	93	—	N/A
Fiscal 2024	50,000	94	—	N/A
Fiscal 2023	50,000	77	—	N/A
Fiscal 2022	50,000	88	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2025 (through March 31, 2025)	135,000	250	—	N/A
Fiscal 2024	135,000	253	—	N/A
Fiscal 2023	135,000	209	—	N/A
Fiscal 2022	135,000	237	—	N/A
2027 Series G Unsecured Notes
Fiscal 2025 (through March 31, 2025)	49,000	91	—	N/A
Fiscal 2024	49,000	92	—	N/A
2028 Unsecured Notes
Fiscal 2025 (through March 31, 2025)	50,000	93	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Term Loans
Fiscal 2025 (through March 31, 2025)	140,000	260	—	N/A
Fiscal 2024	140,000	263	—	N/A
Fiscal 2023	100,000	155	—	N/A
Fiscal 2022	100,000	175	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2025 (through March 31, 2025)	$1,048,260	$1,945	—	N/A
Fiscal 2024	1,041,093	1,954	—	N/A
Fiscal 2023	1,183,250	1,834	—	N/A
Fiscal 2022	1,093,200	1,915	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A

(1)
Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of March 31, 2025, asset coverage was 194.5%.
(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)
Not applicable except for the 2042 Unsecured Notes which were publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2016 and 2015 periods was $100,175 and $98,196, respectively.

Off-Balance Sheet Arrangements

From time to time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2025 and December 31, 2024, respectively:

(in millions)	March 31, 2025	December 31, 2024
SLR Credit Solutions*	$44.3	$44.3
Alkeme Intermediary Holdings, LLC	25.6	—
SLR Healthcare ABL*	17.0	10.0
BDG Media, Inc.	14.3	11.8
Stella & Chewy's, LLC	13.2	—
Arcutis Biotherapeutics, Inc.	12.7	12.7
Western Veterinary Partners LLC	11.6	18.2
Plastic Management, LLC	10.8	10.8
Copper River Seafoods, Inc.	9.8	6.9
Pasadena Private Lending Inc.	8.4	8.4
SLR Business Credit*	8.0	8.0
WMD Funding LLC	7.2	7.2
One Touch Direct, LLC	7.0	8.0
Ardelyx, Inc.	6.6	6.6
United Digestive MSO Parent, LLC	6.0	7.5
Quantcast Corporation	5.9	4.1
The Townsend Company, LLC	5.7	7.9
Pinnacle Fertility, Inc.	5.3	—
33 Across Inc.	5.3	4.2
Sherwood Management Co., Inc.	4.3	—
iCIMS, Inc.	3.9	3.5
SPR Therapeutics, Inc.	3.7	6.1
Southern Transport LLC	3.6	—
CVAUSA Management, LLC	3.2	10.2
Sightly Enterprises, Inc.	2.9	2.7
Southern Lifting and Hoisting, LLC	2.6	—
SPAR Marketing Force, Inc.	2.5	5.4
Erie Construction Mid-west, LLC	2.4	2.4
SLR Senior Lending Program LLC*	2.1	2.1
Bayside Opco, LLC	2.1	2.1
DeepIntent, Inc.	1.9	7.3
SunMed Group Holdings, LLC	1.6	1.6
RxSense Holdings LLC	1.2	1.3
SLR Equipment Finance*	1.0	3.0
Tilley Distribution, Inc.	1.0	1.2
EyeSouth Eye Care Holdco LLC	1.0	1.3
Urology Management Holdings, Inc.	0.9	0.9
High Street Buyer, Inc.	0.6	0.6
CC SAG Holdings Corp. (Spectrum Automotive)	0.5	0.5
TAUC Management, LLC	0.3	0.3
Shoes for Crews Global, LLC	0.3	0.3
All States Ag Parts, LLC	0.3	0.3
Foundation Consumer Brands, LLC	—	3.0
Kaseya, Inc.	—	1.9
Total Commitments	$268.6	$234.6

* The Company controls the funding of these commitments and may cancel them at its discretion.

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2025
May 7, 2025	June 13, 2025	June 27, 2025	$0.41
February 25, 2025	March 14, 2025	March 28, 2025	0.41
Total 2025			$0.82
Fiscal 2024
November 6, 2024	December 13, 2024	December 27, 2024	$0.41
August 7, 2024	September 13, 2024	September 27, 2024	0.41
May 8, 2024	June 13, 2024	June 27, 2024	0.41
February 27, 2024	March 14, 2024	March 28, 2024	0.41
Total 2024			$1.64
Fiscal 2023
November 7, 2023	December 14, 2023	December 28, 2023	$0.41
September 5, 2023	September 20, 2023	September 28, 2023	0.136667
August 8, 2023	August 18, 2023	August 30, 2023	0.136667
July 5, 2023	July 20, 2023	August 1, 2023	0.136667
June 1, 2023	June 20, 2023	June 29, 2023	0.136667
May 10, 2023	May 24, 2023	June 1, 2023	0.136667
April 4, 2023	April 20, 2023	May 2, 2023	0.136667
February 28, 2023	March 23, 2023	April 4, 2023	0.136667
February 2, 2023	February 16, 2023	March 1, 2023	0.136667
January 10, 2023	January 26, 2023	February 2, 2023	0.136667
Total 2023			$1.64

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

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. For example, the Investment Adviser presently serves as investment adviser to SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry, and SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, Mr. Kajee, our Chief Financial Officer and Treasurer, and Mr. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Investment Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Exemptive Order”). If the Company is unable to rely on the Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Investment Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Investment Adviser.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East, health epidemics and pandemics and the U.S. government’s recent enactments and proposals to enact substantial tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended March 31, 2025, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of March 31, 2025 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2025 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately three cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time to time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2025, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.03)	$0.03

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of March 31, 2025, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 25, 2025 filing of our Annual Report on Form 10-K (the “Annual Report”) , which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period ended March 31, 2025 to the risk factors discussed in “Risk Factors” in the February 25, 2025 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the 1934 Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the 1934 Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

10.1

Senior Secured Credit Agreement dated as of August 28, 2019 (as amended December 28, 2021, March 11, 2022, August 16, 2024 and December 3, 2024) among SLR Investment Corp., Citibank, N.A., as administrative agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Citibank, N.A., JPMorgan Chase Bank, N.A., and Sumitomo Mitsui Banking Corporation, as joint lead bookrunners and joint lead arrangers*

10.2	Form of Seventh Supplement to Note Purchase Agreement(5)

10.3

Equity Distribution Agreement, dated February 28, 2025, by and among SLR Investment Corp., SLR Capital Partners, LLC and SLR Capital Management, LLC, on the one hand, and Raymond James & Associates, Inc., Citizens JMP Securities, LLC and Jefferies LLC, as placement agents thereunder, on the other hand(6)

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
(4)
Previously filed in connection with SLR Investment Corp.’s current report on Form 8-K filed on December 1, 2021.
(5)
Previously filed in connection with SLR Investment Corp.’s annual report on Form 10-K filed on February 25, 2025.
(6)
Previously filed in connection with SLR Investment Corp.’s current report on Form 8-K filed on February 28, 2025.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2025.

SLR INVESTMENT CORP.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)