Form 10-Q
period 2025-06-30
SLR Investment Corp.
filed 2025-08-05
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2025

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of August 1, 2025 was 54,554,634.

SLR INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of June 30, 2025 (unaudited) and December 31, 2024	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2025 (unaudited) and the three and six months ended June 30, 2024 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2025 (unaudited) and the three and six months ended June 30, 2024 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2025 (unaudited) and the six months ended June 30, 2024 (unaudited)	6

	Consolidated Schedule of Investments as of June 30, 2025 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2024	15

	Notes to Consolidated Financial Statements (unaudited)	23

	Report of Independent Registered Public Accounting Firm	46

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	68

Item 4.	Controls and Procedures	69

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	70

Item 1A.	Risk Factors	70

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3.	Defaults Upon Senior Securities	70

Item 4.	Mine Safety Disclosures	70

Item 5.	Other Information	70

Item 6.	Exhibits	71

	Signatures	72

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company,” “we,” “us,” and “our” refer to SLR Investment Corp. unless the context states otherwise.

Item 1. Financial Statements

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Investments at fair value:
Companies less than 5% owned (cost: $1,139,331 and $1,019,357, respectively)	$1,146,050	$1,027,457
Companies 5% to 25% owned (cost: $106,667 and $103,655, respectively)	91,015	89,945
Companies more than 25% owned (cost: $922,241 and $916,554, respectively)	897,873	888,232
Cash	23,877	16,761
Cash equivalents (cost: $348,904 and $397,510, respectively)	348,904	397,510
Dividends receivable	17,800	15,375
Interest receivable	10,463	11,993
Receivable for investments sold	101	1,573
Prepaid expenses and other assets	1,189	571
Total assets	$2,537,272	$2,449,417
Liabilities
Debt ($1,181,260 and $1,041,093 face amounts, respectively, reported net of unamortized debt issuance costs of $8,111 and $9,399, respectively. See note 7)	$1,173,149	$1,031,694
Payable for cash equivalents purchased	348,904	397,510
Management fee payable (see note 3)	7,760	7,739
Performance-based incentive fee payable (see note 3)	5,377	5,920
Interest payable (see note 7)	6,502	7,836
Administrative services payable (see note 3)	301	3,332
Other liabilities and accrued expenses	2,930	2,460
Total liabilities	$1,544,923	$1,456,491
Commitments and contingencies (see note 9)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 54,554,634 and 54,554,634 shares issued and outstanding, respectively	$546	$546
Paid-in capital in excess of par	1,117,606	1,117,606
Accumulated distributable net loss	(125,803)	(125,226)
Total net assets	$992,349	$992,926
Net Asset Value Per Share	$18.19	$18.20

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$29,162	$40,015	$58,336	$81,019
Companies 5% to 25% owned	1,243	856	2,467	1,687
Companies more than 25% owned	3,187	3,306	6,422	6,644
Dividends:
Companies 5% to 25% owned	786	—	1,556	—
Companies more than 25% owned	17,800	12,482	35,596	24,709
Other income:
Companies less than 5% owned	1,626	2,184	2,500	2,758
Companies more than 25% owned	109	135	214	260
Total investment income	53,913	58,978	107,091	117,077
EXPENSES:
Management fees (see note 3)	7,760	7,875	15,273	15,757
Performance-based incentive fees (see note 3)	5,397	6,068	10,923	12,020
Interest and other credit facility expenses (see note 7)	16,742	18,179	32,582	36,367
Administrative services expense (see note 3)	1,503	1,376	2,864	2,752
Other general and administrative expenses	922	1,206	1,757	2,101
Total expenses	32,324	34,704	63,399	68,997
Performance-based incentive fees waived (see note 3)	(20)	(44)	(22)	(90)
Net expenses	32,304	34,660	63,377	68,907
Net investment income	$21,609	$24,318	$43,714	$48,170
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$235	$105	$(187)	$240
Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	1,401	63	(1,379)	3,547
Companies 5% to 25% owned	83	—	(1,944)	1
Companies more than 25% owned	904	(1,258)	3,954	(859)
Net change in unrealized gain (loss) on investments and cash equivalents	2,388	(1,195)	631	2,689
Net realized and unrealized gain (loss) on investments and cash equivalents	2,623	(1,090)	444	2,929
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$24,232	$23,228	$44,158	$51,099
EARNINGS PER SHARE (see note 5)	$0.44	$0.43	$0.81	$0.94

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Increase (decrease) in net assets resulting from operations:
Net investment income	$21,609	$24,318	$43,714	$48,170
Net realized gain (loss)	235	105	(187)	240
Net change in unrealized gain (loss)	2,388	(1,195)	631	2,689
Net increase in net assets resulting from operations	24,232	23,228	44,158	51,099
Distributions to stockholders:
From net investment income	(21,609)	(22,368)	(43,714)	(44,735)
From return of capital	(759)	—	(1,021)	—
Net distributions to stockholders	(22,368)	(22,368)	(44,735)	(44,735)
Total increase (decrease) in net assets	1,864	860	(577)	6,364
Net assets at beginning of period	990,485	992,143	992,926	986,639
Net assets at end of period	$992,349	$993,003	$992,349	$993,003

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$44,158	$51,099
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	187	(240)
Net change in unrealized (gain) loss on investments	(631)	(2,689)
Deferred financing costs/market discount amortization	1,495	1,104
Net accretion of discount on investments	(3,472)	(4,795)
(Increase) decrease in operating assets:
Purchase of investments	(526,779)	(192,233)
Proceeds from disposition of investments	403,843	220,712
Capitalization of payment-in-kind income	(3,489)	(4,925)
Collections of payment-in-kind income	1,037	2,386
Receivable for investments sold	1,472	(217)
Interest receivable	1,530	(725)
Dividends receivable	(2,425)	(346)
Prepaid expenses and other assets	(618)	(335)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(48,606)	(58,164)
Management fee payable	21	(153)
Performance-based incentive fee payable	(543)	160
Administrative services expense payable	(3,031)	1,142
Interest payable	(1,334)	(783)
Other liabilities and accrued expenses	470	(732)
Net Cash Provided by (Used in) Operating Activities	(136,715)	10,266
Cash Flows from Financing Activities:
Cash distributions paid	(44,735)	(44,735)
Proceeds from unsecured borrowings	49,820	—
Repayment of unsecured borrowings	(85,000)	—
Proceeds from secured borrowings	496,474	221,872
Repayment of secured borrowings	(321,334)	(246,400)
Net Cash Provided by (Used in) Financing Activities	95,225	(69,263)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,490)	(58,997)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	414,271	344,154
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$372,781	$285,157
Supplemental disclosure of cash flow information:
Cash paid for interest	$32,421	$36,046

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2025

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 127.8%
First Lien Bank Debt/Senior Secured Loans
33Across Inc.	Media	P+232	8.50%	10.82%	1/2024	10/2025	$2,306	$2,306	$2,306
Alkeme Intermediary Holdings, LLC(16)	Insurance	S+525	1.00%	9.55%	9/2023	10/2026	32,055	31,644	32,055
All States Ag Parts, LLC(16)	Trading Companies & Distributors	S+650(28)	1.00%	11.06%	4/2022	9/2026	2,083	2,071	2,083
BayMark Health Services, Inc.(16)	Health Care Providers & Services	S+500	1.00%	9.56%	4/2022	6/2027	8,138	7,992	7,975
Bayside Opco, LLC(24)	Health Care Providers & Services	S+725	1.00%	11.70%	5/2023	5/2026	19,815	19,815	19,815
Bayside Parent, LLC(24)	Health Care Providers & Services	S+1000(11)	1.00%	14.45%	5/2023	5/2026	6,453	6,453	6,453
BDG Media, Inc.	Media	P+525	5.50%	12.75%	7/2022	7/2025	5,859	5,859	5,859
CC SAG Holdings Corp.(Spectrum Automotive)(16)	Diversified Consumer Services	S+525	0.75%	9.58%	6/2021	6/2028	28,905	28,573	28,905
Copper River Seafoods, Inc.	Food Products	P+200	—	9.50%	12/2023	4/2027	4,443	4,443	4,443
CVAUSA Management, LLC(16)	Health Care Providers & Services	S+525	1.00%	9.56%	5/2023	5/2029	39,726	38,992	39,726
DeepIntent, Inc.	Media	P+185	5.25%	9.35%	12/2023	9/2027	58,598	58,598	61,048
Enhanced Permanent Capital, LLC(3)	Capital Markets	S+700	1.00%	11.44%	12/2020	6/2026	55,106	54,851	55,106
EyeSouth Eye Care Holdco LLC(16)	Health Care Providers & Services	S+550	1.00%	9.93%	10/2022	10/2029	2,234	2,177	2,234
FE Advance, LLC & Sonic ACA Advance LLC(16)	Financial Services	S+650	1.00%	10.83%	7/2024	7/2027	20,894	20,581	20,894
Fertility (ITC) Investment Holdco, LLC	Health Care Providers & Services	S+650	1.00%	10.74%	1/2023	1/2029	22,254	21,809	22,254
Human Interest Inc.(16)	Professional Services	S+625	1.00%	10.57%	6/2022	7/2027	20,104	20,184	20,104
iCIMS, Inc.(16)	Software	S+575	0.75%	10.02%	8/2022	8/2028	25,208	24,966	25,208
Infillion Inc.	Professional Services	P+175	—	9.25%	5/2025	4/2028	21,421	21,421	21,421
Insight Investments Holdings, LLC	Financial Services	S+625	1.00%	10.57%	6/2025	7/2026	25,000	24,880	24,875
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	S+700	1.00%	11.45%	12/2018	12/2027	100,500	100,315	100,500
Logix Holding Company, LLC(16)	Communications Equipment	S+750(14)	1.00%	11.73%	9/2018	12/2028	10,329	10,329	10,329
Luxury Asset Capital, LLC(16)	Consumer Finance	S+675	1.00%	11.19%	7/2022	7/2027	30,500	30,211	30,500
Lyneer Staffing Solutions, LLC	Professional Services	P+100	—	8.50%	4/2025	4/2028	31,814	31,814	31,814
Maxor Acquisition, Inc.(16)	Health Care Providers & Services	S+600	1.00%	10.43%	3/2023	3/2029	19,122	18,744	19,122
One Touch Direct, LLC	Commercial Services & Supplies	P+75	4.00%	8.25%	12/2023	3/2027	2,174	2,174	2,174
ONS MSO, LLC(16)	Health Care Providers & Services	S+625	1.00%	10.53%	2/2023	7/2028	27,702	27,148	27,702
Pinnacle Fertility, Inc.	Health Care Providers & Services	S+500	0.75%	9.51%	3/2025	3/2028	14,483	13,958	14,483
Plastic Management, LLC(16)	Health Care Providers & Services	S+500	1.00%	9.30%	4/2022	8/2027	16,877	16,468	16,877
Quantcast Corporation	Commercial Services & Supplies	S+525	2.00%	11.58%	6/2024	6/2029	8,590	8,499	8,590
RQM+ Corp.(16)	Life Sciences Tools & Services	S+675(23)	1.00%	11.31%	8/2021	8/2029	23,839	23,544	21,932
Sherwood Management Co., Inc.	Specialty Retail	S+500	2.00%	9.59%	3/2025	3/2030	7,452	7,373	7,452
Shoes for Crews Global, LLC	Diversified Consumer Services	S+650(26)	1.00%	10.83%	6/2024	6/2029	3,416	3,416	3,416
Sightly Enterprises, Inc.	Media	P+475	6.00%	12.25%	1/2024	12/2026	4,790	4,790	4,790
SLR Healthcare ABL (2)(3)(21)	Financial Services	S+650	—	10.79%	6/2025	3/2026	8,200	8,200	8,200
Southern Lifting and Hoisting, LLC	Transportation Infrastructure	P+25	6.00%	7.75%	1/2025	1/2027	25,196	25,196	25,196
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+550	1.00%	9.80%	6/2022	7/2026	32,990	32,691	32,990
Southern Transport LLC	Transportation Infrastructure	P+25	6.00%	7.75%	1/2025	1/2027	11,856	11,856	11,856
SPAR Marketing Force, Inc.	Media	P+190	—	9.40%	12/2023	10/2025	13,440	13,440	13,440
Stella & Chewy's, LLC	Consumer Staples Distribution & Retail	S+525	2.00%	9.58%	3/2025	3/2028	11,523	11,362	11,523
Streamland Media Holdings LLC	Professional Services	S+400	—	8.33%	5/2025	5/2030	8,113	8,033	8,113
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	S+550	0.75%	9.88%	6/2021	6/2028	14,752	14,540	14,752

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2025

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
TAUC Management, LLC(16)	Health Care Providers & Services	S+700(27)	1.00%	11.45%	4/2022	2/2027	$6,045	$5,930	$5,440
The Townsend Company, LLC(16)	Commercial Services & Supplies	S+500	1.00%	9.30%	8/2023	8/2030	13,092	12,824	13,092
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+600	1.00%	10.45%	4/2022	12/2026	3,820	3,746	3,744
TPC 2022, LLC	Capital Markets	S+650	1.00%	10.83%	12/2024	12/2027	20,000	19,831	20,000
United Digestive MSO Parent, LLC(16)	Health Care Providers & Services	S+575	1.00%	10.04%	3/2023	3/2029	10,216	9,996	10,216
Urology Management Holdings, Inc.(16)	Health Care Providers & Services	S+550	1.00%	9.80%	2/2023	6/2027	11,848	11,664	11,848
UVP Management, LLC	Health Care Providers & Services	S+550	1.00%	9.95%	9/2023	9/2027	9,242	9,097	9,242
Velocity One, LLC	Aerospace & Defense	S+425	2.00%	8.57%	6/2025	6/2030	5,250	5,185	5,250
Western Veterinary Partners LLC(16)	Diversified Consumer Services	S+525	1.00%	9.32%	1/2024	10/2027	26,735	26,415	26,735
Wilbur-Ellis Holdings II, LLC	Fertilizer & Agricultural Chemicals	S+400	1.00%	8.32%	6/2025	6/2030	23,619	23,265	23,264
WMD Funding, LLC(11)	Financial Services	—	—	11.50%	12/2024	7/2031	19,999	19,999	19,999
Total First Lien Bank Debt/ Senior Secured Loans								$969,668	$977,345
First Lien Life Science Senior Secured Loans
Arcutis Biotherapeutics, Inc.(3)	Pharmaceuticals	S+595	2.50%	10.27%	12/2021	8/2029	$33,425	$34,799	$35,367
Ardelyx, Inc.(3)	Pharmaceuticals	S+400(25)	4.70%	8.70%	2/2022	7/2028	46,398	46,875	46,978
Centinel Spine, LLC(16)	Health Care Equipment & Supplies	S+530	4.35%	9.65%	2/2025	3/2030	22,460	22,324	22,882
Cerapedics, Inc.	Biotechnology	S+620	2.75%	10.52%	12/2022	1/2028	36,156	36,616	37,921
Cogent Biosciences, Inc.(3)	Biotechnology	S+475	4.15%	9.06%	6/2025	6/2030	18,717	18,585	18,576
Meditrina, Inc.	Health Care Equipment & Supplies	S+550	3.45%	9.82%	12/2022	12/2027	4,209	4,309	4,325
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	S+580	5.31%	11.11%	7/2018	11/2025	27,440	29,635	26,891
SPR Therapeutics, Inc.	Health Care Technology	S+515	4.00%	9.47%	1/2024	2/2029	7,299	7,319	7,573
Vapotherm, Inc.(24)	Health Care Equipment & Supplies	S+600	4.50%	10.50%	2/2022	9/2027	13,782	14,265	14,357
Total First Lien Life Science Senior Secured Loans								$214,727	$214,870
Second Lien Asset-Based Senior Secured Loans
AMF Levered II, LLC	Financial Services	S+705	1.00%	11.48%	12/2021	8/2028	$29,925	$29,763	$29,925
FGI Worldwide LLC (16)	Financial Services	S+650	1.00%	10.83%	4/2023	4/2028	8,206	8,077	8,206
Pasadena Private Lending Inc.(3)	Financial Services	S+750	1.00%	11.81%	12/2024	4/2028	12,736	12,593	12,736
WALCO Funding, LLC	Financial Services	S+785	1.00%	12.18%	6/2025	12/2028	20,377	20,026	20,020
Total Second Lien Asset-Backed Senior Secured Loans								$70,459	$70,887
Second Lien Bank Debt / Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975(11)	1.00%	—	12/2013	10/2026	$17,545	$10,272	$5,802
Total Senior Secured Loans								$1,265,126	$1,268,904

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2025

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 14.0%
A&A Crane and Rigging, LLC (10)	Commercial Services & Supplies	7.78%	3/2023	3/2028	$47	$47	$47
Aero Operating LLC (10)	Commercial Services & Supplies	8.47-8.80%	2/2021	11/2026	103	103	102
Air Methods Corporation (10)	Passenger Airlines	7.08-7.13%	11/2021	11/2026	2,288	2,303	2,288
Boart Longyear Company (10)	Metals & Mining	8.31-9.06%	5/2020	1/2026-10/2026	544	544	544
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/2022	7/1/2026	51	51	51
CKD Holdings, Inc. (10)	Ground Transportation	8.10-8.60%	9/2022	3/2026-9/2027	1,277	1,277	1,277
Complete Equipment Rentals, LLC (10)	Commercial Services & Supplies	6.75-7.15%	3/2023	4/2028-6/2028	1,373	1,359	1,350
Dongwon Autopart Technology Inc. (10)	Automobile Components	7.96%	2/2021	1/2026	336	336	336
Double S Industrial Contractors, Inc. (10)	Commercial Services & Supplies	8.60%	7/2023	8/2027	71	71	71
Drillers Choice, Inc. (10)	Commercial Services & Supplies	8.00-10.08%	10/2022	11/2027-6/2029	955	957	955
Environmental Protection & Improvement Company, LLC (10)	Ground Transportation	8.25%	9/2020	10/2027	3,390	3,400	3,390
First American Commercial Bancorp, Inc. (10)	Financial Services	7.50-9.00%	10/2021	10/2026-3/2027	1,188	1,188	1,188
First National Capital, LLC (10)	Financial Services	9.00%	11/2021	7/2026	2,336	2,336	2,336
GMT Corporation (10)	Machinery	12.60%	10/2018	1/2027	2,242	2,242	2,242
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/2021	11/2025	162	162	162
HTI Logistics Corporation (10)	Commercial Services & Supplies	9.94%	11/2018	9/2025	18	18	17
Loc Performance Products, LLC (10)	Machinery	10.50%	12/2022	6/2027	392	392	392
Loyer Capital LLC (2)(12)	Multi-Sector Holdings	8.73-11.52%	5/2019	5/2026-9/2026	7,500	7,500	7,361
Nimble Crane LLC (10)	Commercial Services & Supplies	9.18%	7/2023	7/2028	670	670	670
No Limit Construction Services, LLC (10)	Commercial Services & Supplies	7.73%	5/2023	6/2028	83	83	83
PCX Aerostructures LLC (10)	Aerospace & Defense	9.32%	11/2022	12/2028	1,727	1,727	1,727
Rayzor’s Edge LLC (10)	Diversified Consumer Services	7.69-8.27%	5/2023	5/2030-6/2030	577	577	577
RH Land Construction, LLC & Harbor Dredging LA, Inc. (10)	Construction & Engineering	8.08%	5/2023	5/2026	46	46	46
Rotten Rock Hardscaping & Tree Service (10)	Diversified Consumer Services	8.21%	12/2022	12/2027	135	135	135
SLR Equipment Finance (2)(9)(17)	Multi-Sector Holdings	8.50%	12/2024	7/2026	4,850	4,850	4,850
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82-8.61%	6/2022	9/2026-6/2030	4,797	4,797	4,797
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	4.07%	7/2017	1/2028	821	821	779
Trinity Equipment, Inc. (10)	Commercial Services & Supplies	8.78-8.93%	5/2023	5/2028	962	962	962
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.94-7.95%	10/2021	11/2026-12/2026	86	86	86
U.S. Crane & Rigging, LLC (10)	Commercial Services & Supplies	8.73%	12/2022	9/2028	678	678	678
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43%	7/2019	10/2025	30	30	30
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32-9.93%	9/2022	9/2027-8/2028	2,149	2,173	2,149
Zamborelli Enterprises Pacific Southern Foundation (10)	Diversified Consumer Services	8.91%	12/2022	1/2027	310	311	310
					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings		7/2017		200	145,000	97,000
Total Equipment Financing						$187,232	$138,988

Preferred Equity – 3.3%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	0.00%	6/2012	6/2027	—	$5,241	$2,000
Veronica Holdings, LLC (Vapotherm)(24)	Health Care Equipment & Supplies	9.00%(11)	9/2024	—	13,055,991	29,325	30,510
Total Preferred Equity						$34,566	$32,510

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2025

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—70.0%
Assertio Holdings, Inc. (8)*	Pharmaceuticals	7/2023	12,510	$51	$8
Bayside Parent, LLC (24)*	Health Care Providers & Services	5/2023	6,526	11,411	9,241
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/2019	289,102	136	28
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/2017	444,388	74	67
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/2017	260,000	129	103
KBH Topco LLC (Kingsbridge) (2)(5)(18)	Multi-Sector Holdings	11/2020	78,750,000	145,434	168,500
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/2022	44,049	33	26
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/2013	231,177	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/2013	522	5,216	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/2019	469,353	235	224
Shoes for Crews Holdings, LLC	Diversified Consumer Services	6/2024	1,884	2,759	2,040
SLR-AMI Topco Blocker, LLC (15)(24)*	Broadline Retail	6/2023	—	25,068	10,000
SLR Business Credit (2)(3)(19)	Diversified Financial Services	4/2022	100	111,583	129,370
SLR Credit Solutions (2)(3)(20)	Diversified Financial Services	12/2012	280,303	280,737	288,250
SLR Healthcare ABL (2)(3)(21)	Diversified Financial Services	4/2022	32,839	34,335	37,500
SLR Senior Lending Program LLC (2)(3)(22)	Asset Management & Custody Banks	12/2022	—	47,875	48,540
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/2018	36	110	—
Veronica Holdings, LLC (Vapotherm)(24)*	Health Care Equipment & Supplies	9/2024	293,203	330	639
Total Common Equity/Equity Interests/Warrants				$681,315	$694,536
Total Investments (6) — 215.1%				$2,168,239	$2,134,938

Description	Industry	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Cash Equivalents —35.2%
U.S. Treasury Bill (4.03% yield)	Government	6/2025	7/2025	$350,000	$348,904	$348,904
Total Investments & Cash Equivalents — 250.3%					$2,517,143	$2,483,842
Liabilities in Excess of Other Assets — (150.3%)						(1,491,493)
Net Assets — 100.0%						$992,349

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2025

(in thousands, except share/unit amounts)

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of June 30, 2025.
(2)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2025 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2024	Gross Additions	Gross Reductions	Realized Loss	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2025	Interest/ Dividend/ Other Income
Equipment Operating Leases, LLC	$2,812	$—	$2,884	$—	$72	$—	$104
Kingsbridge Holdings, LLC	100,500	—	—	—	(32)	100,500	5,823
KBH Topco, LLC (Kingsbridge)	152,071	4,514	—	—	11,915	168,500	10,116
Loyer Capital LLC	7,361	—	—	—	—	7,361	374
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	—	—	—	—	—	—	—
RD Holdco, Inc. (debt)	7,827	—	2,025	—	—	5,802	—
SLR Business Credit (revolver)	—	11,500	11,500	—	—	—	6
SLR Business Credit	125,370	—	—	—	4,000	129,370	7,700
SLR Credit Solutions	288,250	—	—	—	—	288,250	11,900
SLR Equipment Finance (equity)	107,600	—	—	—	(10,600)	97,000	—
SLR Equipment Finance (debt)	3,000	7,600	5,750	—	—	4,850	92
SLR Healthcare ABL	37,850	—	—	—	(350)	37,500	3,130
SLR Healthcare ABL (revolver)	4,000	60,400	56,200	—	—	8,200	23
SLR Senior Lending Program LLC	49,091	—	—	—	(551)	48,540	2,964
SOINT, LLC	2,500	—	—	—	(500)	2,000	—
	$888,232	$84,014	$78,359	$—	$3,954	$897,873	$42,232

The change in fair value in the table above may not roll across due to the recognition of accretion income, which is included in interest income.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2025

(in thousands, except share/unit amounts)

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2025, on a fair value basis, non-qualifying assets in the Company’s portfolio represented 26.9% of the total assets of the Company.
(4)
The Company’s investment in SOINT, LLC includes a one dollar investment in common shares.
(5)
Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $8,255; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $124,489 and $116,234, respectively, based on a tax cost of $2,126,683. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the senior secured credit facility. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
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
Spread is S+475 cash / 2.75% PIK.
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

June 30, 2025

(in thousands, except share/unit amounts)

(18)
See note 13 to the consolidated financial statements.
(19)
See note 15 to the consolidated financial statements.
(20)
See note 11 to the consolidated financial statements.
(21)
See note 14 to the consolidated financial statements.
(22)
See note 17 to the consolidated financial statements.
(23)
Spread is S+200 cash / 4.75% PIK.
(24)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2025 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2024	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2025	Interest/ Dividend Income
Bayside Opco, LLC	$19,905	$—	$90	$—	$—	$19,815	$1,176
Bayside Parent, LLC (loan)	6,008	445	—	—	—	6,453	445
Bayside Parent, LLC (equity)	7,179	—	—	—	2,062	9,241	—
SLR-AMI Topco Blocker, LLC	12,778	984	—	—	(3,762)	10,000	—
Vapotherm, Inc.	14,254	—	—	—	(16)	14,357	846
Veronica Holdings, LLC (preferred equity)	29,182	1,328	—	—	(228)	30,510	1,556
Veronica Holdings, LLC (common equity)	639	—	—	—	—	639	—
	$89,945	$2,757	$90	$—	$(1,944)	$91,015	$4,023

The change in fair value in the table above may not roll across due to the recognition of accretion income, which is included in interest income.

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

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2025

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2025
Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	28.3%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC, SLR Equipment Finance, Equipment Operating Leases, LLC and Loyer Capital LLC)	17.7%
Health Care Providers & Services	12.0%
Health Care Equipment & Supplies	5.4%
Media	4.1%
Pharmaceuticals	3.9%
Professional Services	3.8%
Capital Markets	3.5%
Diversified Consumer Services	3.2%
Biotechnology	2.6%
Asset Management & Custody Banks	2.3%
Transportation Infrastructure	1.8%
Commercial Services & Supplies	1.6%
Insurance	1.5%
Consumer Finance	1.4%
Software	1.2%
Fertilizers & Agricultural Chemicals	1.1%
Life Sciences Tools & Services	1.0%
Consumer Staples Distribution & Retail	0.5%
Communications Equipment	0.5%
Broadline Retail	0.5%
Aerospace & Defense	0.4%
Health Care Technology	0.4%
Specialty Retail	0.4%
Trading Companies & Distributors	0.3%
Ground Transportation	0.2%
Food Products	0.2%
Machinery	0.1%
Passenger Airlines	0.1%
Metals & Mining	0.0%
Automobile Components	0.0%
Construction & Engineering	0.0%
Total Investments	100.0%

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

June 30, 2025

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

June 30, 2025

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

June 30, 2025

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2025, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

June 30, 2025

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

June 30, 2025

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and six months ended June 30, 2025 and 2024.

For the three and six months ended June 30, 2025, the Company recognized $7,760 and $15,273, respectively, in base management fees and $5,397 and $10,923, respectively, in performance-based incentive fees. For the three and six months ended June 30, 2025, $20 and $22, respectively, of such performance-based incentive fees were waived. For the three and six months ended June 30, 2024, the Company recognized $7,875 and $15,757, respectively, in base management fees and $6,068 and $12,020, respectively, in performance-based incentive fees. For the three and six months ended June 30, 2024, $44 and $90, respectively, of such performance-based incentive fees were waived. The Investment Adviser has agreed to waive incentive fees resulting from income earned due to the accretion of purchase discounts allocated to investments acquired as a result of the Mergers. Fees waived pursuant to the above are not subject to recoupment by the Investment Adviser.

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

June 30, 2025

(in thousands, except share and per share amounts)

including rent. The Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. The Company typically reimburses the Administrator on a quarterly basis.

For the three and six months ended June 30, 2025, the Company recognized expenses under the Administration Agreement of $1,503 and $2,864, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, the Company recognized expenses under the Administration Agreement of
$1,376 and $2,752, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30,
2024.

Note 4. Net Asset Value Per Share

At June 30, 2025, the Company’s total net assets and net asset value per share were $992,349 and $18.19, respectively. This compares to total net assets and net asset value per share at December 31, 2024 of $992,926 and $18.20, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Earnings per share (basic & diluted)
Numerator - net increase in net assets resulting from operations:	$24,232	$23,228	$44,158	$51,099
Denominator - weighted average shares:	54,554,634	54,554,634	54,554,634	54,554,634
Earnings per share:	$0.44	$0.43	$0.81	$0.94

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

June 30, 2025

(in thousands, except share and per share amounts)

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of June 30, 2025 and December 31, 2024:

Fair Value Measurements

As of June 30, 2025

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,268,904	$—	$1,268,904
Equipment Financing	—	—	138,988	—	138,988
Preferred Equity	—	—	32,510	—	32,510
Common Equity/Equity Interests/Warrants	232	—	645,764	48,540	694,536
Total Investments	$232	$—	$2,086,166	$48,540	$2,134,938

Fair Value Measurements

As of December 31, 2024

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,117,118	$—	$1,117,118
Equipment Financing	—	—	181,016	—	181,016
Preferred Equity	—	—	31,682	—	31,682
Common Equity/Equity Interests/Warrants	257	—	626,470	49,091	675,818
Total Investments	$257	$—	$1,956,286	$49,091	$2,005,634

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

June 30, 2025

(in thousands, except share and per share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three and six months ended June 30, 2025, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at June 30, 2025:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, March 31, 2025	$1,116,605	$166,799	$32,339	$639,902	$1,955,645
Total gains or losses included in earnings:
Net realized gain (loss)	365	(10)	—	—	355
Net change in unrealized gain (loss)	1,382	(3,846)	(615)	5,449	2,370
Purchase of investment securities*	330,936	4,816	786	413	336,951
Proceeds from dispositions of investment securities	(180,384)	(28,771)	—	—	(209,155)
Transfers in/out of Level 3	—	—	—	—	—
Fair value, June 30, 2025	$1,268,904	$138,988	$32,510	$645,764	$2,086,166
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$1,620	$(3,846)	$(615)	$5,449	$2,608

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2024	$1,117,118	$181,016	$31,682	$626,470	$1,956,286
Total gains or losses included in earnings:
Net realized gain (loss)	395	(18)	—	—	377
Net change in unrealized gain (loss)	(1,523)	(10,339)	(728)	13,797	1,207
Purchase of investment securities*	519,136	7,550	1,556	5,497	533,739
Proceeds from dispositions of investment securities	(366,222)	(39,221)	—	—	(405,443)
Transfers in/out of Level 3	—	—	—	—	—
Fair value, June 30, 2025	$1,268,904	$138,988	$32,510	$645,764	$2,086,166
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$1,306	$(10,339)	$(728)	$13,797	$4,036

* Includes PIK capitalization and accretion of discount.

While the Company has not made an election to apply the fair value option of accounting to any of its current debt obligations, if the Company’s debt obligations were carried at fair value at June 30, 2025, the fair value of the Credit Facility, SPV Credit Facility, 2026 Unsecured Notes, 2027 Unsecured Notes, 2027 Series F Unsecured Notes, 2027 Series G Unsecured Notes and the 2028 Unsecured Notes (each as defined below) would be $657,210, $165,050, $73,313, $47,625, $129,938, $49,368 and $50,250, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2025

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2025

(in thousands, except share and per share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of June 30, 2025 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2025	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$1,263,102	Income Approach	Market Yield	9.4% – 21.6% (11.8%)
	Asset	$5,802	Recovery Analysis	Recoverable Amount	N/A
Equipment Financing	Asset	$41,988	Income Approach	Market Yield	8.5% – 9.4% (9.3%)
		$97,000	Market Multiple(1)	Comparable Multiple	1.1x – 1.4x (1.3x)
Preferred Equity	Asset	$30,510	Income Approach	Market Yield	9.0% – 9.0% (9.0%)
		$2,000	Recovery Analysis	Recoverable Amount	N/A
Common Equity/Equity Interests/Warrants	Asset	$190,644	Market Multiple(2)	Comparable Multiple	5.5x – 12.3x (7.6x)
		$455,120	Market Approach	Return on Equity	8.9% – 23.5% (11.8%)

(1)
Includes $97,000 of investments valued using an implied multiple.
(2)
Includes $224 of investments valued using a Black-Scholes model, $639 of investments valued using a transaction price, $2,040 of investments valued using a recovery analysis and $187,741 of investments valued using an EBITDA multiple.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2025

(in thousands, except share and per share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$657,210	$650,894	(1)	$482,043	$474,715	(1)
SPV Credit Facility	165,050	163,652	(2)	165,050	163,335	(2)
2025 Unsecured Notes	—	—		85,000	84,956	(3)
2026 Unsecured Notes	75,000	74,804	(4)	75,000	74,741	(4)
2027 Unsecured Notes	50,000	49,985	(5)	50,000	49,979	(5)
2027 Series F Unsecured Notes	135,000	134,990	(6)	135,000	134,998	(6)
2027 Series G Unsecured Notes	49,000	48,904	(7)	49,000	48,970	(7)
2028 Unsecured Notes	50,000	49,920	(8)	—	—
	$1,181,260	$1,173,149		$1,041,093	$1,031,694

(1)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $6,316 and $7,328 as of June 30, 2025 and December 31, 2024, respectively.
(2)
Carrying Value equals the Face Amount net of unamortized debt issuance costs/market discount of $1,398 and $1,715 as of June 30, 2025 and December 31, 2024, respectively.
(3)
Carrying Value equals the Face Amount net of unamortized market discount of $44 as of December 31, 2024.
(4)
Carrying Value equals the Face Amount net of unamortized market discount of $196 and $259 as of June 30, 2025 and December 31, 2024, respectively.
(5)
Carrying Value equals the Face Amount net of unamortized market discount of $15 and $21 as of June 30, 2025 and December 31, 2024, respectively.
(6)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $10 and $2 as of June 30, 2025 and December 31, 2024, respectively.
(7)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $96 and $30 as of June 30, 2025 and December 31, 2024, respectively.

(8) Carrying Value equals the Face Amount net of unamortized debt issuance costs of $80 as of June 30, 2025.

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

June 30, 2025

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

Revolving and Term Loan Facilities

On August 16, 2024, the Company closed on Amendment No. 3 to its August 28, 2019 senior secured credit agreement (as amended to date, the “Credit Facility”). Following the amendment and several commitment increases in the fourth quarter of 2024, the Credit Facility is now composed of $695,000 of revolving credit and $140,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in August 2029 and includes ratable amortization in the final year. Subsequent to Amendment No. 4 on December 3, 2024, the Credit Facility may be increased up to $900,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At June 30, 2025, outstanding USD equivalent borrowings under the Credit Facility totaled $657,210, composed of $517,210 of revolving credit and $140,000 of term loans.

On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to the Company’s assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC
(the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 30, 2024 amendment, the commitment under the
SPV Credit Facility is $275,000. The stated interest rate on the SPV Credit Facility is SOFR plus 2.25%-2.75% with no SOFR floor requirement and the current final maturity date is August 30, 2028. The SPV Credit Facility is secured by all of the assets held by
SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, the Company as successor to SUNS, and
SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The
SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At June 30, 2025, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $165,050.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

The average annualized interest cost for all borrowings for the six months ended June 30, 2025 and the year ended December 31, 2024 was 5.68% and 5.91%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the SPV Credit Facility, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Series G Unsecured Notes and the 2028 Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the six months ended June 30, 2025 and the year ended December 31, 2024 were $1,181,260 and $1,192,250, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2025

(in thousands, except share and per share amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024:

	Six months ended June 30, 2025	Six months ended June 30, 2024
Per Share Data: (a)
Net asset value, beginning of year	$18.20	$18.09
Net investment income	0.80	0.88
Net realized and unrealized gain (loss)	0.01	0.05
Net increase in net assets resulting from operations	0.81	0.93
Distributions to stockholders:
From distributable earnings	(0.80)	(0.82)
From return of capital	(0.02)	—
Net asset value, end of period	$18.19	$18.20
Per share market value, end of period	$16.14	$16.09
Total Return (b)(c)	4.83%	12.70%
Net assets, end of period	$992,349	$993,003
Shares outstanding, end of period	54,554,634	54,554,634
Ratios to average net assets (c):
Net investment income	4.41%	4.87%
Operating expenses	3.11%*	3.29%*
Interest and other credit facility expenses	3.28%	3.67%
Total expenses	6.39%*	6.96%*
Average debt outstanding	$1,036,273	$1,148,919
Portfolio turnover ratio	20.1%	9.0%

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

* The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of the performance-based incentive fee waiver (see note 3). For the six months ended June 30, 2025 and 2024, the ratios of operating expenses to average net assets would be 3.11% and 3.30%, respectively, without the performance-based incentive fee waiver. For the six months ended June 30, 2025 and 2024, the ratios of total expenses to average net assets would be 6.39% and 6.97%, respectively, without the performance-based incentive fee waiver.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2025

(in thousands, except share and per share amounts)

Note 9. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit and SLR Healthcare (each as defined below). The total amount of these unfunded commitments as of June 30, 2025 and December 31, 2024 was $396,921 and $234,554, respectively, comprised of the following:

	June 30, 2025	December 31, 2024
Cogent Biosciences, Inc.	$56,150	$—
SLR Credit Solutions*	44,263	44,263
Ardelyx, Inc.	29,273	6,648
Lyneer Staffing Solutions, LLC	28,186	—
OIS Management Services, LLC	20,882	—
Infillion Inc.	18,579	—
Wilbur-Ellis Holdings II, LLC	12,769	—
Arcutis Biotherapeutics, Inc.	12,658	12,658
BDG Media, Inc.	12,141	11,751
Stella & Chewy's, LLC	11,219	—
Plastic Management, LLC	10,806	10,806
Alkeme Intermediary Holdings, LLC	10,413	—
SLR Healthcare ABL*	8,800	10,000
WALCO Funding, LLC	8,733	—
SLR Business Credit*	8,000	8,000
Copper River Seafoods, Inc.	7,557	6,912
Velocity One, LLC	7,250	—
One Touch Direct, LLC	6,826	7,970
WMD Funding LLC	6,660	7,243
The Townsend Company, LLC	6,569	7,923
United Digestive MSO Parent, LLC	6,199	7,496
Quantcast Corporation	5,983	4,071
Pinnacle Fertility, Inc.	5,280	—
Western Veterinary Partners LLC	4,916	18,245
33 Across Inc.	4,694	4,226
iCIMS, Inc.	3,761	3,530
SPR Therapeutics, Inc.	3,650	6,083
Sherwood Management Co., Inc.	3,311	—
CVAUSA Management, LLC	3,151	10,164
Southern Transport LLC	3,144	—
Streamland Media Holdings LLC	2,888	—
Sightly Enterprises, Inc.	2,710	2,687
Erie Construction Mid-west, LLC	2,403	2,403
Southern Lifting and Hoisting, LLC	2,303	—
SLR Senior Lending Program LLC*	2,125	2,125
Bayside Opco, LLC	2,093	2,093
SunMed Group Holdings, LLC	1,621	1,621
DeepIntent, Inc.	1,402	7,254
EyeSouth Eye Care Holdco LLC	1,279	1,279
SPAR Marketing Force, Inc.	1,260	5,449
SLR Equipment Finance*	1,150	3,000
Tilley Distribution, Inc.	1,007	1,158
Urology Management Holdings, Inc.	863	863
High Street Buyer, Inc.	631	631
CC SAG Holdings Corp. (Spectrum Automotive)	548	548
TAUC Management, LLC	294	294
Shoes for Crews Global, LLC	284	284
All States Ag Parts, LLC	237	331
Pasadena Private Lending Inc.	—	8,369
Foundation Consumer Brands, LLC	—	3,009
Kaseya, Inc.	—	1,917
RxSense Holdings LLC	—	1,250
Total Commitments	$396,921	$234,554

* The Company controls the funding of these commitments and may cancel them at its discretion.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2025

(in thousands, except share and per share amounts)

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 10. Capital Share Transactions

As of June 30, 2025 and June 30, 2024, 200,000,000 shares of $0.01 par value capital stock were authorized.

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

For the three and six months ended June 30, 2025, the Company sold no shares of common stock under the Equity Distribution Agreement. As of June 30, 2025, shares representing $150,000 of the Company’s common stock remain available for issuance and sale under the Equity Distribution Agreement.

Transactions in capital stock were as follows for the periods presented:

	Shares		Amount
	Three months ended June 30, 2025	Three months ended June 30, 2024	Three months ended June 30, 2025	Three months ended June 30, 2024
Share activity	—	—	$—	$—

	Shares		Amount
	Six months ended June 30, 2025	Six months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Share activity	—	—	$—	$—

Note 11. SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions, f/k/a Crystal Financial LLC (“SLR Credit”). The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of June 30, 2025, total commitments to the revolving credit facility were $300,000.

As of June 30, 2025, SLR Credit had 30 funded commitments to 24 different issuers with total funded loans of approximately $348,217 on total assets of $391,073. As of December 31, 2024, SLR Credit had 27 funded commitments to 22 different issuers with total funded loans of approximately $317,565 on total assets of $364,258. As of June 30, 2025 and December 31, 2024, the largest loan outstanding totaled $27,691 and $27,879, respectively. For the same periods, the average exposure per issuer was $14,509 and

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2025

(in thousands, except share and per share amounts)

$14,435, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $175,368 and $149,997 of borrowings outstanding at June 30, 2025 and December 31, 2024, respectively. For the three months ended June 30, 2025 and 2024, SLR Credit had net income of $3,502 and $6,861, respectively, on gross income of $12,476 and $15,539, respectively. For the six months ended June 30, 2025 and 2024, SLR Credit had net income of $8,702 and $12,579, respectively, on gross income of $22,532 and $28,596, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.

Note 12. SLR Equipment Finance

On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies are doing business as SLR Equipment Finance (“SLR Equipment”). SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S.-based companies. We invested $209,866 in cash to effect the transaction, of which $145,000 was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64,866 was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. On January 31, 2024, SLR Equipment entered into a $225,000 senior secured credit facility with a maturity date of January 31, 2027. On March 1, 2024, the credit facility was expanded to $350,000 of commitments.

As of June 30, 2025, SLR Equipment had 546 funded equipment-backed leases and loans to 281 different customers with a total net investment in leases and loans of approximately $313,818 on total assets of $356,511. As of December 31, 2024, SLR Equipment had 398 funded equipment-backed leases and loans to 217 different customers with a total net investment in leases and loans of approximately $324,939 on total assets of $366,258. As of June 30, 2025 and December 31, 2024, the largest position outstanding totaled $17,564 and $17,883, respectively. For the same periods, the average exposure per customer was $1,117 and $1,497, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $253,625 and $260,974 of borrowings outstanding at June 30, 2025 and December 31, 2024, respectively. For the three months ended June 30, 2025 and 2024, SLR Equipment had net income (loss) of $2,563 and ($1,777), respectively, on gross income of $8,780 and $5,223, respectively. For the six months ended June 30, 2025 and 2024, SLR Equipment had net income (loss) of $646 and ($3,733), respectively, on gross income of $15,435 and $10,138, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

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

As of June 30, 2025 and December 31, 2024, KBHT had total assets of $883,672 and $920,072, respectively. For the same periods, debt recourse to KBHT totaled $264,833 and $271,584, respectively, and non-recourse debt totaled $410,811 and $421,587, respectively. None of the debt is recourse to the Company. For the three months ended June 30, 2025 and 2024, KBHT had net income of $2,877 and $2,675, respectively, on gross income of $90,007 and $78,485, respectively. For the six months ended June 30, 2025 and 2024, KBHT had net income of $6,241 and $4,603, respectively, on gross income of $187,949 and $158,493, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2025

(in thousands, except share and per share amounts)

Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

Note 14. SLR Healthcare ABL

SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”), on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of June 30, 2025, SLR Healthcare’s management team and the Company owned approximately 8% and 92% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022. Effective upon an amendment dated September 19, 2024, SLR Healthcare has a $160,000 non-recourse credit facility, which is expandable to $200,000 under its accordion facility. The maturity date of this facility is March 31, 2026.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2025, the portfolio totaled approximately $293,250 of commitments with a total net investment in loans of $157,899 on total assets of $166,280. As of December 31, 2024, the portfolio totaled approximately $288,250 of commitments with a total net investment in loans of $130,207 on total assets of $138,494. At June 30, 2025, the portfolio consisted of 48 issuers with an average balance of approximately $3,290 versus 47 issuers with an average balance of approximately $2,770 at December 31, 2024. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $122,500 and $99,600 of borrowings outstanding at June 30, 2025 and December 31, 2024, respectively. For the three months ended June 30, 2025 and 2024, SLR Healthcare had net income of $1,454 and $1,291, respectively, on gross income of $5,792 and $5,086, respectively. For the six months ended June 30, 2025 and 2024, SLR Healthcare had net income of $2,885 and $2,609, respectively, on gross income of $11,096 and $9,877, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.

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

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2025, the portfolio totaled approximately $1,014,089 of commitments, of which, on a net basis, approximately $516,279 were funded, on total assets of $558,084. As of December 31, 2024, the portfolio totaled approximately $857,953 of commitments, of which $488,402 were funded, on total assets of $527,077. At June 30, 2025, the portfolio consisted of 192 issuers with an average balance of approximately $2,689 versus 188 issuers with an average balance of approximately $2,598 at

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2025

(in thousands, except share and per share amounts)

December 31, 2024. NMC has a senior credit facility with a bank lending group for $325,307 which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $274,365 and $231,034 of borrowings outstanding at June 30, 2025 and December 31, 2024, respectively. For the three months ended June 30, 2025 and 2024, SLR Business Credit had net income of $2,931 and $2,324 respectively, on gross income of $13,224 and $10,437, respectively. For the six months ended June 30, 2025 and 2024, SLR Business Credit had net income of $5,482 and $5,505 respectively, on gross income of $26,151 and $21,605, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

Note 16. Stock Repurchase Program

On May 7, 2025, our Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 7, 2026 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no share repurchases during the three and six months ended June 30, 2025 or for the fiscal year ended December 31, 2024.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2025

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a $100,000 senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. On October 20, 2023, the SSLP Facility was expanded to $150,000. Effective with an amendment on March 25, 2024, the SSLP Facility is scheduled to mature on December 12, 2028 and generally bears interest at a rate of SOFR plus 2.90%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At June 30, 2025 and December 31, 2024, borrowings outstanding on the SSLP Facility totaled $112,500 and $96,600, respectively.

As of June 30, 2025 and December 31, 2024, the Company and the Investor had contributed combined equity capital in the amount of $95,750 and $95,750, respectively. As of June 30, 2025 and December 31, 2024, the Company and the Investor’s combined remaining commitments to SSLP totaled $4,250 and $4,250, respectively. The Company and the Investor control the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.

As of June 30, 2025 and December 31, 2024, SSLP had total assets of $210,953 and $197,461, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 29 and 32 different borrowers, respectively. For the three and six months ended June 30, 2025, SSLP invested $32,253 and $38,841, respectively, in 7 and 10 portfolio companies, respectively. Investments sold or prepaid totaled $13,854 and $33,772, respectively, for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, SSLP invested $11,444 and $41,202, respectively, in 7 and 13 portfolio companies, respectively. Investments prepaid totaled $7,702 and $8,473, respectively for the three and six months ended June 30, 2024.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2025

(in thousands, except share and per share amounts)

SSLP Portfolio as of June 30, 2025

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Accession Risk Management Group, Inc.	Insurance	S+475	0.75%	9.03%	11/2029	$6,852	$6,832	$6,852
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+525	1.00%	9.55%	10/2026	5,955	5,863	5,955
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+650	1.00%	11.06%	9/2026	2,081	2,081	2,081
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	9.56%	6/2027	3,971	3,971	3,892
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	9.58%	6/2028	9,974	9,974	9,974
Crewline Buyer, Inc.	IT Services	S+675	1.00%	11.08%	11/2030	5,084	4,973	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+525	1.00%	9.56%	5/2029	9,975	9,753	9,975
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	9.18%	7/2027	7,771	7,771	7,771
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	9.76%	11/2029	3,187	3,116	3,187
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	9.92%	10/2029	9,975	9,929	9,975
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	10.74%	1/2029	5,865	5,742	5,865
Foundation Consumer Brands, LLC	Personal Care Products	S+500	1.00%	9.36%	2/2029	7,894	7,894	7,894
High Street Buyer, Inc.	Insurance	S+525	0.75%	9.55%	4/2028	7,488	7,488	7,488
iCIMS, Inc.(4)	Software	S+575	0.75%	10.03%	8/2028	10,000	9,965	10,000
Legacy Service Partners, LLC	Diversified Consumer Services	S+525	1.00%	9.70%	1/2029	2,782	2,728	2,782
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	10.43%	3/2029	7,992	7,846	7,992
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	10.13%	10/2029	2,772	2,715	2,772
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.53%	7/2028	5,819	5,702	5,819
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.30%	8/2027	5,551	5,445	5,551
RQM+ Corp.(4)	Life Sciences Tools & Services	S+675	1.00%	11.31%	8/2029	6,006	6,006	5,525
RxSense Holdings LLC	Diversified Consumer Services	S+500	1.00%	9.28%	3/2026	8,828	8,828	8,828
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	9.88%	6/2028	8,811	8,811	8,811
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	9.30%	8/2030	12,136	11,811	12,136
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	10.45%	12/2026	5,578	5,578	5,466
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.04%	3/2029	3,550	3,468	3,550
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.80%	6/2027	4,091	4,029	4,091
UVP Management, LLC(4)	Health Care Providers & Services	S+550	1.00%	9.95%	9/2027	3,288	3,234	3,288
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	10.51%	11/2030	2,861	2,800	2,861
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+525	1.00%	9.31%	10/2027	8,645	8,597	8,645
							$182,950	$184,110

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of June 30, 2025.
(3)
Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)
The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2025

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

June 30, 2025

(in thousands, except share and per share amounts)

Below is certain summarized financial information for SSLP as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and June 30, 2024:

	June 30, 2025	December 31, 2024
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $182,950 and $177,236, respectively)	$184,110	$178,740
Cash and other assets	26,843	18,721
Total assets	$210,953	$197,461
Debt outstanding ($112,500 and $96,600 face amounts, respectively, reported net of unamortized debt issuance costs of $1,319 and $1,572, respectively)	$111,181	$95,028
Distributions payable	1,892	3,381
Interest payable and other credit facility related expenses	444	472
Accrued expenses and other payables	356	398
Total liabilities	$113,873	$99,279
Members’ equity	$97,080	$98,182
Total liabilities and members’ equity	$210,953	$197,461

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Selected Income Statement Information for SSLP:
Interest income	$4,558	$6,616	$9,027	$12,585
Service fees*	109	135	214	260
Interest and other credit facility expenses	2,248	2,920	4,490	5,638
Other general and administrative expenses	61	46	132	90
Total expenses	2,418	3,101	4,836	5,988
Net investment income	$2,140	$3,515	$4,191	$6,597
Realized gain on investments	14	—	337	—
Net change in unrealized gain (loss) on investments	(59)	(118)	(344)	391
Net realized and unrealized gain (loss) on investments	$(45)	$(118)	$(7)	$391
Net income	$2,095	$3,397	$4,184	$6,988

* Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Note 18. Segment Reporting

The Company operates as a single reporting segment and derives its revenue from providing comprehensive financing solutions primarily to middle market borrowers in the United States through direct cash flow lending or specialty finance instruments. The Company has identified its co-CEOs as the Chief Operating Decision Maker (“CODM”). The CODM reviews all significant segment expenses on the Consolidated Statements of Operations and uses net investment income to evaluate the performance of the Company and to determine distributions. Additionally, the CODM uses net asset value per share (see Note 4) to determine capital adequacy of the Company. All metrics are used to ultimately allocate resources to the Company as needed.

The accounting policies used to measure the revenue and expenses of the segment are the same as those described in Note 2.

Note 19. Subsequent Events

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2025

(in thousands, except share and per share amounts)

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On July 30, 2025, the Company closed a private offering of $50,000 of unsecured notes due 2028 (the “2028 Series I Unsecured Notes”) with a fixed interest rate of 5.96% and a maturity date of July 30, 2028. Interest on the 2028 Series I Unsecured Notes is due semi-annually on January 30th and July 30th. The 2028 Series I Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On August 5, 2025, the Board declared a quarterly distribution of $0.41 per share payable on September 26, 2025 to holders of record as of September 12, 2025.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Investment Corp.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of June 30, 2025, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2025 and 2024, the related consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

August 5, 2025

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
•
the uncertainty associated with the imposition of tariffs and trade barriers and changes in trade policy and its impact on our portfolio companies and the global economy;
•
changes in import/export regulations;
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
•
the impact of geopolitical conditions on our portfolio companies and on the industries in which we invest;
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

Recent Developments

On July 30, 2025, the Company closed a private offering of $50 million of unsecured notes due 2028 (the “2028 Series I Unsecured Notes”) with a fixed interest rate of 5.96% and a maturity date of July 30, 2028. Interest on the 2028 Series I Unsecured Notes is due semi-annually on January 30th and July 30th. The 2028 Series I Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On August 5, 2025, the Board declared a quarterly distribution of $0.41 per share payable on September 26, 2025 to holders of record as of September 12, 2025.

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

Portfolio and Investment Activity

During the three months ended June 30, 2025, we invested approximately $333.3 million across 33 portfolio companies. This compares to investing approximately $92.1 million in 24 portfolio companies during the three months ended June 30, 2024. Investments sold, prepaid or repaid during the three months ended June 30, 2025 totaled approximately $209.4 million versus approximately $93.0 million for the three months ended June 30, 2024.

At June 30, 2025, our portfolio consisted of 115 portfolio companies and was invested 24.6% in cash flow senior secured loans, 44.8% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 19.1% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 11.5% in life science investments, in each case, measured at fair value, versus 138 portfolio companies invested 33.7% in cash flow senior secured loans, 28.9% in asset-based senior secured loans / SLR Credit / SLR Healthcare ABL / SLR Business Credit, 21.2% in equipment senior secured financings / SLR Equipment / KBH, and 16.2% in life science investments, in each case, measured at fair value, at June 30, 2024.

At June 30, 2025, 82.9%, or $1.75 billion, of our income producing investment portfolio* was floating rate and 17.1%, or $359.8 million, was fixed rate, measured at fair value. At June 30, 2024, 82.7%, or $1.74 billion, of our income producing investment portfolio* was floating rate and 17.3%, or $365.0 million, was fixed rate, measured at fair value. As of June 30, 2025 and 2024, we had one and one issuers, respectively, on non-accrual status.

* We have included SLR Credit Solutions, SLR Equipment Finance, SLR Healthcare ABL, SLR Business Credit and Kingsbridge Holdings, LLC within our income producing investment portfolio.

SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions, f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of June 30, 2025, total commitments to the revolving credit facility were $300 million.

As of June 30, 2025, SLR Credit had 30 funded commitments to 24 different issuers with total funded loans of approximately $348.2 million on total assets of $391.1 million. As of December 31, 2024, SLR Credit had 27 funded commitments to 22 different issuers with total funded loans of approximately $317.6 million on total assets of $364.3 million. As of June 30, 2025 and December 31, 2024, the largest loan outstanding totaled $27.7 million and $27.9 million, respectively. For the same periods, the average exposure per issuer was $14.5 million and $14.4 million, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $175.4 million and $150.0 million of borrowings outstanding at June 30, 2025 and December 31, 2024, respectively. For the three months ended June 30, 2025 and 2024, SLR Credit had net income of $3.5 million and $6.9 million, respectively, on gross income of $12.5 million and $15.5 million, respectively. For the six months ended June 30, 2025 and 2024, SLR Credit had net income of $8.7 million and $12.6 million, respectively, on gross income of $22.5 million and $28.6 million, respectively. Due to timing and non-cash items, there may be material differences between U.S. generally accepted accounting principles (“GAAP”) net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.

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

As of June 30, 2025, SLR Equipment had 546 funded equipment-backed leases and loans to 281 different customers with a total net investment in leases and loans of approximately $313.8 million on total assets of $356.5 million. As of December 31, 2024, SLR Equipment had 398 funded equipment-backed leases and loans to 217 different customers with a total net investment in leases and loans of approximately $324.9 million on total assets of $366.3 million. As of June 30, 2025 and December 31, 2024, the largest position outstanding totaled $17.6 million and $17.9 million, respectively. For the same periods, the average exposure per customer was $1.1 million and $1.5 million, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $253.6 million and $261.0 million of borrowings outstanding at June 30, 2025 and December 31, 2024, respectively. For the three months ended June 30, 2025 and 2024, SLR Equipment had net income (loss) of $2.6 million and ($1.8) million, respectively, on gross income of $8.8 million and $5.2 million, respectively. For the six months ended June 30, 2025 and 2024, SLR Equipment had net income (loss) of $0.6 million and ($3.7) million, respectively, on gross income of $15.4 million and $10.1 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

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

As of June 30, 2025 and December 31, 2024, KBHT had total assets of $883.7 million and $920.1 million, respectively. For the same periods, debt recourse to KBHT totaled $264.8 million and $271.6 million, respectively, and non-recourse debt totaled $410.8 million and $421.6 million, respectively. None of the debt is recourse to the Company. For the three months ended June 30, 2025 and 2024, KBHT had net income of $2.9 million and $2.7 million, respectively, on gross income of $90.0 million and $78.5 million, respectively. For the six months ended June 30, 2025 and 2024, KBHT had net income of $6.2 million and $4.6 million, respectively, on gross income of $187.9 million and $158.5 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

SLR Healthcare ABL

SLR Senior Investment Corp. (“SUNS”) acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare ABL was approximately $32.8 million. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of June 30, 2025, SLR Healthcare’s management team and the Company owned approximately 8% and 92% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers (as defined in Note 1 to the Company’s Consolidated Financial Statements) on April 1, 2022. Effective with an amendment dated September 19, 2024, SLR Healthcare has a $160 million non-recourse credit facility, which is expandable to $200 million under its accordion facility. The maturity date of this facility is March 31, 2026.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2025, the portfolio totaled approximately $293.3 million of commitments with a total net investment in loans of $157.9 million on total assets of $166.3 million. As of December 31, 2024, the portfolio totaled approximately $288.3 million of commitments with a total net investment in loans of $130.2 million on total assets of $138.5 million. At June 30, 2025, the portfolio consisted of 48 issuers with an average balance of approximately $3.3 million versus 47 issuers with an average balance of approximately $2.8 million at December 31, 2024. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $122.5 million and $99.6 million of borrowings outstanding at June 30, 2025 and December 31, 2024, respectively. For the three months ended June 30, 2025 and 2024, SLR Healthcare had net income of $1.5 million and $1.3 million, respectively, on gross income of $5.8 million and $5.1 million, respectively. For the six months ended June 30, 2025 and 2024, SLR Healthcare had net income of $2.9 million and $2.6 million, respectively, on gross income of $11.1 million and $9.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayment of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.

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

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2025, the portfolio totaled approximately $1.01 billion of commitments, of which, on a net basis, approximately $516.3 million were funded, on total assets of $558.1 million. As of December 31, 2024, the portfolio totaled approximately $858.0 million of commitments, of which $488.4 million were funded, on total assets of $527.1 million. At June 30, 2025, the portfolio consisted of 192 issuers with an average balance of approximately $2.7 million versus 188 issuers with an average balance of approximately $2.6 million at December 31, 2024. NMC has a senior credit facility with a bank lending group for $325.3 million, which expires on November 13, 2025. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $274.4 million and $231.0 million of borrowings outstanding at June 30, 2025 and December 31, 2024, respectively. For the three months ended June 30, 2025 and 2024, SLR Business Credit had net income of $2.9 million and $2.3 million, respectively, on gross income of $13.2 million and $10.4 million, respectively. For the six months ended June 30, 2025 and 2024, SLR Business Credit had net income of $5.5 million and $5.5 million, respectively, on gross income of $26.2 million and $21.6 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a $100 million senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. On October 20, 2023, the SSLP Facility was expanded to $150 million. Effective with an amendment on March 25, 2024, the SSLP Facility is scheduled to mature on December 12, 2028 and generally bears interest at a rate of SOFR plus 2.90%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At June 30, 2025 and December 31, 2024, borrowings outstanding on the SSLP Facility totaled $112.5 million and $96.6 million, respectively.

As of June 30, 2025 and December 31, 2024, the Company and the Investor had contributed combined equity capital in the amount of $95.75 million and $95.75 million, respectively. As of June 30, 2025 and December 31, 2024, the Company and the Investor’s combined remaining commitments to SSLP totaled $4.25 million and $4.25 million, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.

As of June 30, 2025 and December 31, 2024, SSLP had total assets of $211.0 million and $197.5 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 29 and 32 different borrowers, respectively. For the three and six months ended June 30, 2025, SSLP invested $32.3 million and $38.8 million, respectively, in 7 and 10 portfolio companies, respectively. Investments sold or prepaid totaled $13.9 million and $33.8 million, respectively for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, SSLP invested $11.4 million and $41.2 million, respectively, in 7 and 13 portfolio companies, respectively. Investments prepaid totaled $7.7 million and $8.5 million, respectively, for the three and six months ended June 30, 2024.

SSLP Portfolio as of June 30, 2025 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Accession Risk Management Group, Inc.	Insurance	S+475	0.75%	9.03%	11/2029	$6,852	$6,832	$6,852
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+525	1.00%	9.55%	10/2026	5,955	5,863	5,955
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+650	1.00%	11.06%	9/2026	2,081	2,081	2,081
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	9.56%	6/2027	3,971	3,971	3,892
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	9.58%	6/2028	9,974	9,974	9,974
Crewline Buyer, Inc.	IT Services	S+675	1.00%	11.08%	11/2030	5,084	4,973	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+525	1.00%	9.56%	5/2029	9,975	9,753	9,975
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	9.18%	7/2027	7,771	7,771	7,771
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	9.76%	11/2029	3,187	3,116	3,187
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	9.92%	10/2029	9,975	9,929	9,975
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	10.74%	1/2029	5,865	5,742	5,865
Foundation Consumer Brands, LLC	Personal Care Products	S+500	1.00%	9.36%	2/2029	7,894	7,894	7,894
High Street Buyer, Inc.	Insurance	S+525	0.75%	9.55%	4/2028	7,488	7,488	7,488
iCIMS, Inc.(4)	Software	S+575	0.75%	10.03%	8/2028	10,000	9,965	10,000
Legacy Service Partners, LLC	Diversified Consumer Services	S+525	1.00%	9.70%	1/2029	2,782	2,728	2,782
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	10.43%	3/2029	7,992	7,846	7,992
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	10.13%	10/2029	2,772	2,715	2,772
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.53%	7/2028	5,819	5,702	5,819
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.30%	8/2027	5,551	5,445	5,551
RQM+ Corp.(4)	Life Sciences Tools & Services	S+675	1.00%	11.31%	8/2029	6,006	6,006	5,525
RxSense Holdings LLC	Diversified Consumer Services	S+500	1.00%	9.28%	3/2026	8,828	8,828	8,828
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	9.88%	6/2028	8,811	8,811	8,811
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	9.30%	8/2030	12,136	11,811	12,136
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	10.45%	12/2026	5,578	5,578	5,466
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.04%	3/2029	3,550	3,468	3,550
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.80%	6/2027	4,091	4,029	4,091
UVP Management, LLC(4)	Health Care Providers & Services	S+550	1.00%	9.95%	9/2027	3,288	3,234	3,288
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	10.51%	11/2030	2,861	2,800	2,861
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+525	1.00%	9.31%	10/2027	8,645	8,597	8,645
							$182,950	$184,110

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of June 30, 2025.
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

Below is certain summarized financial information for SSLP as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024:

	June 30, 2025	December 31, 2024
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $182,950 and $177,236, respectively)	$184,110	$178,740
Cash and other assets	26,843	18,721
Total assets	$210,953	$197,461
Debt outstanding ($112,500 and $96,600 face amounts, respectively, reported net of unamortized debt issuance costs of $1,319 and $1,572, respectively)	$111,181	$95,028
Distributions payable	1,892	3,381
Interest payable and other credit facility related expenses	444	472
Accrued expenses and other payables	356	398
Total liabilities	$113,873	$99,279
Members’ equity	$97,080	$98,182
Total liabilities and members’ equity	$210,953	$197,461

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Selected Income Statement Information for SSLP (in thousands):
Interest income	$4,558	$6,616	$9,027	$12,585
Service fees*	109	135	214	260
Interest and other credit facility expenses	2,248	2,920	4,490	5,638
Other general and administrative expenses	61	46	132	90
Total expenses	2,418	3,101	4,836	5,988
Net investment income	$2,140	$3,515	$4,191	$6,597
Realized gain on investments	14	—	337	—
Net change in unrealized gain (loss) on investments	(59)	(118)	(344)	391
Net realized and unrealized gain (loss) on investments	$(45)	$(118)	$(7)	$391
Net income	$2,095	$3,397	$4,184	$6,988

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflect the payment deferral and increased credit risks associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and six months ended June 30, 2025, capitalized PIK income totaled $1.8 million and $3.5 million, respectively. For the three and six months ended June 30, 2024, capitalized PIK income totaled $2.1 million and $4.9 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons for the three and six months ended June 30, 2025 and June 30, 2024 are presented below:

Investment Income

For the three and six months ended June 30, 2025, gross investment income totaled $53.9 million and $107.1 million, respectively. For the three and six months ended June 30, 2024, gross investment income totaled $59.0 million and $117.1 million, respectively. The decrease in gross investment income for the year over year three and six month periods was primarily due to a decrease in the average size of the income-producing investment portfolio as well as a decrease in index rates.

Expenses

Net expenses totaled $32.3 million and $63.4 million, respectively, for the three and six months ended June 30, 2025, of which $13.2 million and $26.2 million, respectively, consisted of base management fees and performance-based incentive fees and $16.7 million and $32.6 million, respectively, consisted of interest and other credit facility expenses. Other general and administrative expenses totaled $2.4 million and $4.6 million, respectively, for the three and six months ended June 30, 2025. Over the same periods, $20 thousand and $22 thousand of performance-based incentive fees were waived. Net expenses totaled $34.7 million and $68.9 million, respectively, for the three and six months ended June 30, 2024, of which $13.9 million and $27.8 million, respectively, were base management fees and performance-based incentive fees and $18.2 million and $36.4 million, respectively, were interest and other credit facility expenses. Other general and administrative expenses totaled $2.6 million and $4.9 million, respectively, for the three and six months ended June 30, 2024. Over the same periods, $44 thousand and $90 thousand of performance-based incentive fees were waived. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses for the year over year three and six month periods was primarily due to lower interest expense from a decrease in average borrowings as well as a decrease in the index rates on borrowings.

Net Investment Income

The Company’s net investment income totaled $21.6 million and $43.7 million, or $0.40 and $0.80, per average share, respectively, for the three and six months ended June 30, 2025. The Company’s net investment income totaled $24.3 million and $48.2 million, or $0.45 and $0.88, per average share, respectively, for the three and six months ended June 30, 2024.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $209 million and $406 million, respectively, for the three and six months ended June 30, 2025. Net realized gain (loss) over the same periods were $0.2 million and $(0.2) million, respectively. The Company had investment sales and prepayments totaling approximately $93 million and $224 million, respectively, for the three and six months ended June 30, 2024. Net realized gains over the same periods were $0.1 million and $0.2 million, respectively. Net realized gain (loss) for the three and six months ended June 30, 2025 and 2024 were primarily due to the disposition of selected assets.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2025, net change in unrealized gain on the Company’s assets totaled $2.4 million and $0.6 million, respectively. Net unrealized gain for the three months ended June 30, 2025 was primarily due to appreciation in the value of our investments in KBH Topco, LLC, DeepIntent, Inc., SLR Business Credit and Bayside Parent, LLC, among others, partially offset by depreciation in the value of our investments in SLR Equipment Finance, OmniGuide Holdings, Inc., SLR-AMI Topco Blocker, LLC and RQM+ Corp., among others. Net unrealized gain for the six months ended June 30, 2025 was primarily due to appreciation in the value of our investments in KBH Topco, LLC, SLR Business Credit, DeepIntent, Inc. and Bayside Parent, LLC, among others, partially offset by depreciation in the value of our investments in SLR Equipment Finance, SLR-AMI Topco Blocker, LLC, OmniGuide Holdings, Inc. and RQM+ Corp., among others, as well as the reversal of previously recognized unrealized appreciation upon the exit of our investments in Outset Medical, Inc. and Retina Midco, Inc. For the three and six months ended June 30, 2024, net change in unrealized gain (loss) on the Company’s assets totaled ($1.2) million and $2.7 million, respectively. Net unrealized loss for the three months ended June 30, 2024 was primarily due to depreciation in the value of our investments in SLR Equipment Finance, NSPC Intermediate Corp. and RQM+ Corp., among others, partially offset by appreciation in the value of our investments in Neuronetics, Inc., SLR Credit Solutions and SLR Business Credit, among others. Net unrealized gain for the six months ended June 30, 2024 was primarily due to appreciation in the value of our investments in Neuronetics, Inc., SLR Credit Solutions, Arcutis Biotherapeutics, Inc. and Cerapedics, Inc., among others, partially offset by depreciation in the value of our investments in SLR Equipment Finance, SOINT, LLC, RQM+ Corp. and NSPC Intermediate Corp., among others.

Net Increase in Net Assets from Operations

For the three and six months ended June 30, 2025, the Company had a net increase in net assets resulting from operations of $24.2 million and $44.2 million, respectively. For the same periods, earnings per average share were $0.44 and $0.81, respectively. For the three and six months ended June 30, 2024, the Company had a net increase in net assets resulting from operations of $23.2 million and $51.1 million, respectively. For the same periods, earnings per average share were $0.43 and $0.94, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility and SPV Credit Facility, the 2026 Unsecured Notes, the 2027 Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Series G Unsecured Notes and the 2028 Unsecured Notes (each as defined below and, collectively, the “Debt Instruments”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of June 30, 2025, we had a total of $287.7 million of collective unused borrowing capacity under the Credit Facility and SPV Credit Facility, subject to borrowing base limits.

On February 28, 2025, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) by and among the Company, the Investment Adviser and the Administrator, on the one hand, and Raymond James & Associates, Inc., Citizens JMP Securities, LLC and Jefferies LLC, as placement agents thereunder (collectively, the “Agents”), on the other hand. Under the Equity Distribution Agreement, the Company may, but has no obligation to, issue and sell up to $150.0 million in aggregate amount of shares of its common stock from time to time through the Agents, or to them, as principal for their own account.

For the three and six months ended June 30, 2025, the Company sold no shares of common stock under the Equity Distribution Agreement. As of June 30, 2025, shares representing $150.0 million of our common stock remain available for issuance and sale under the Equity Distribution Agreement.

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

On August 16, 2024, the Company closed on Amendment No. 3 to its August 28, 2019 senior secured credit agreement (as amended to date, the “Credit Facility”). Following this amendment and several commitment increases in the fourth quarter of 2024, the Credit Facility is now composed of $695 million of revolving credit and $140 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in August 2029 and includes ratable amortization in the final year. Subsequent to Amendment No. 4 on December 3, 2024, the Credit Facility may be increased up to $900 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At June 30, 2025, outstanding USD equivalent borrowings under the Credit Facility totaled $657.2 million, composed of $517.2 million of revolving credit and $140.0 million of term loans.

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

On April 1, 2022, we entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to our assumption of the revolving credit facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 30, 2024 amendment, the commitment under the SPV Credit Facility is $275 million. The stated interest rate on the SPV Credit Facility is SOFR plus 2.25%-2.75% with no SOFR floor requirement, and the current final maturity date is August 30, 2028. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we, as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At June 30, 2025, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $165.1 million.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At June 30, 2025, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time to time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held a face amount of $350 million in cash equivalents as of June 30, 2025.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of June 30, 2025:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$682.3	$—	$—	$682.3	$—
Unsecured senior notes	359.0	—	359.0	—	—
Term loans	140.0	—	—	140.0	—

(1)
As of June 30, 2025, we had a total of $287.7 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table (in thousands) as of the quarter ended June 30, 2025 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2025 (through June 30, 2025)	$517,210	$806	—	N/A
Fiscal 2024	342,043	642	—	N/A
Fiscal 2023	407,000	631	—	N/A
Fiscal 2022	293,000	513	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
SPV Credit Facility
Fiscal 2025 (through June 30, 2025)	165,050	257	—	N/A
Fiscal 2024	165,050	310	—	N/A
Fiscal 2023	206,250	320	—	N/A
Fiscal 2022	155,200	272	—	N/A
2022 Unsecured Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2023	—	—	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2024	—	—	—	N/A
Fiscal 2023	125,000	194	—	N/A
Fiscal 2022	125,000	219	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2025 Unsecured Notes
Fiscal 2025 (through June 30, 2025)	—	—	—	N/A
Fiscal 2024	85,000	159	—	N/A
Fiscal 2023	85,000	132	—	N/A
Fiscal 2022	85,000	149	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2026 Unsecured Notes
Fiscal 2025 (through June 30, 2025)	$75,000	$117	—	N/A
Fiscal 2024	75,000	141	—	N/A
Fiscal 2023	75,000	116	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2025 (through June 30, 2025)	50,000	78	—	N/A
Fiscal 2024	50,000	94	—	N/A
Fiscal 2023	50,000	77	—	N/A
Fiscal 2022	50,000	88	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2025 (through June 30, 2025)	135,000	210	—	N/A
Fiscal 2024	135,000	253	—	N/A
Fiscal 2023	135,000	209	—	N/A
Fiscal 2022	135,000	237	—	N/A
2027 Series G Unsecured Notes
Fiscal 2025 (through June 30, 2025)	49,000	76	—	N/A
Fiscal 2024	49,000	92	—	N/A
2028 Unsecured Notes
Fiscal 2025 (through June 30, 2025)	50,000	78	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Term Loans
Fiscal 2025 (through June 30, 2025)	140,000	218	—	N/A
Fiscal 2024	140,000	263	—	N/A
Fiscal 2023	100,000	155	—	N/A
Fiscal 2022	100,000	175	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2025 (through June 30, 2025)	$1,181,260	$1,840	—	N/A
Fiscal 2024	1,041,093	1,954	—	N/A
Fiscal 2023	1,183,250	1,834	—	N/A
Fiscal 2022	1,093,200	1,915	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A

(1)
Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of June 30, 2025, asset coverage was 184.0%.
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

Off-Balance Sheet Arrangements

From time to time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2025 and December 31, 2024, respectively:

(in millions)	June 30, 2025	December 31, 2024
Cogent Biosciences, Inc.	$56.1	$—
SLR Credit Solutions*	44.3	44.3
Ardelyx, Inc.	29.3	6.6
Lyneer Staffing Solutions, LLC	28.2	—
OIS Management Services, LLC	20.9	—
Infillion Inc.	18.6	—
Wilbur-Ellis Holdings II, LLC	12.8	—
Arcutis Biotherapeutics, Inc.	12.7	12.7
BDG Media, Inc.	12.1	11.8
Stella & Chewy's, LLC	11.2	—
Plastic Management, LLC	10.8	10.8
Alkeme Intermediary Holdings, LLC	10.4	—
SLR Healthcare ABL*	8.8	10.0
WALCO Funding, LLC	8.7	—
SLR Business Credit*	8.0	8.0
Copper River Seafoods, Inc.	7.6	6.9
Velocity One, LLC	7.2	—
One Touch Direct, LLC	6.8	8.0
WMD Funding LLC	6.7	7.2
The Townsend Company, LLC	6.6	7.9
United Digestive MSO Parent, LLC	6.2	7.5
Quantcast Corporation	6.0	4.1
Pinnacle Fertility, Inc.	5.3	—
Western Veterinary Partners LLC	4.9	18.2
33 Across Inc.	4.7	4.2
iCIMS, Inc.	3.8	3.5
SPR Therapeutics, Inc.	3.6	6.1
Sherwood Management Co., Inc.	3.3	—
CVAUSA Management, LLC	3.2	10.2
Southern Transport LLC	3.1	—
Streamland Media Holdings LLC	2.9	—
Sightly Enterprises, Inc.	2.7	2.7
Erie Construction Mid-west, LLC	2.4	2.4
Southern Lifting and Hoisting, LLC	2.3	—
SLR Senior Lending Program LLC*	2.1	2.1
Bayside Opco, LLC	2.1	2.1
SunMed Group Holdings, LLC	1.6	1.6
DeepIntent, Inc.	1.4	7.3
EyeSouth Eye Care Holdco LLC	1.3	1.3
SPAR Marketing Force, Inc.	1.3	5.4
SLR Equipment Finance*	1.1	3.0
Tilley Distribution, Inc.	1.0	1.2
Urology Management Holdings, Inc.	0.9	0.9
High Street Buyer, Inc.	0.6	0.6
CC SAG Holdings Corp. (Spectrum Automotive)	0.5	0.5
TAUC Management, LLC	0.3	0.3
Shoes for Crews Global, LLC	0.3	0.3
All States Ag Parts, LLC	0.2	0.3
Pasadena Private Lending Inc.	—	8.4
Foundation Consumer Brands, LLC	—	3.0
Kaseya, Inc.	—	1.9
RxSense Holdings LLC	—	1.3
Total Commitments	$396.9	$234.6

* The Company controls the funding of these commitments and may cancel them at its discretion.

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2025
August 5, 2025	September 12, 2025	September 26, 2025	$0.41
May 7, 2025	June 13, 2025	June 27, 2025	0.41
February 25, 2025	March 14, 2025	March 28, 2025	0.41
Total 2025			$1.23
Fiscal 2024
November 6, 2024	December 13, 2024	December 27, 2024	$0.41
August 7, 2024	September 13, 2024	September 27, 2024	0.41
May 8, 2024	June 13, 2024	June 27, 2024	0.41
February 27, 2024	March 14, 2024	March 28, 2024	0.41
Total 2024			$1.64
Fiscal 2023
November 7, 2023	December 14, 2023	December 28, 2023	$0.41
September 5, 2023	September 20, 2023	September 28, 2023	0.136667
August 8, 2023	August 18, 2023	August 30, 2023	0.136667
July 5, 2023	July 20, 2023	August 1, 2023	0.136667
June 1, 2023	June 20, 2023	June 29, 2023	0.136667
May 10, 2023	May 24, 2023	June 1, 2023	0.136667
April 4, 2023	April 20, 2023	May 2, 2023	0.136667
February 28, 2023	March 23, 2023	April 4, 2023	0.136667
February 2, 2023	February 16, 2023	March 1, 2023	0.136667
January 10, 2023	January 26, 2023	February 2, 2023	0.136667
Total 2023			$1.64

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, the ongoing war in the Middle East and other geopolitical risk, health epidemics and pandemics and the U.S. government’s recent enactments and proposals to enact substantial tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the six months ended June 30, 2025, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of June 30, 2025 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by five cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2025 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately five cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time to time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2025, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.05)	$0.05

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2025 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of June 30, 2025, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 25, 2025 filing of our Annual Report on Form 10-K (the “Annual Report”) , which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period ended June 30, 2025 to the risk factors discussed in “Risk Factors” in the February 25, 2025 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the 1934 Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the 1934 Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Unsecured Note Issuance

On July 30, 2025, the Company closed a private offering of $50 million of the 2028 Series I Unsecured Notes with a fixed interest rate of 5.96% and a maturity date of July 30, 2028. Interest on the 2028 Series I Unsecured Notes is due semi-annually on January 30th and July 30th. The 2028 Series I Unsecured Notes were issued in a private placement only to qualified institutional buyers.

The description above is only a summary of the material provisions of the 2028 Series I Unsecured Notes and is qualified in its entirety by reference to the full text of the Form of Eighth Supplement to Note Purchase Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Second Amended and Restated Bylaws(4)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

10.1	Form of Eighth Supplement to Note Purchase Agreement*

23.1	Awareness Letter of Independent Registered Public Accounting Firm*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2025.

SLR INVESTMENT CORP.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)