Form 10-Q
period 2025-09-30
SLR Investment Corp.
filed 2025-11-04
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2025

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 31, 2025 was 54,554,634.

SLR INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2025 (unaudited) and December 31, 2024	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2025 (unaudited) and the three and nine months ended September 30, 2024 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2025 (unaudited) and the three and nine months ended September 30, 2024 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 (unaudited) and the nine months ended September 30, 2024 (unaudited)	6

	Consolidated Schedule of Investments as of September 30, 2025 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2024	15

	Notes to Consolidated Financial Statements (unaudited)	23

	Report of Independent Registered Public Accounting Firm	47

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	69

Item 4.	Controls and Procedures	70

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	71

Item 1A.	Risk Factors	71

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 3.	Defaults Upon Senior Securities	71

Item 4.	Mine Safety Disclosures	71

Item 5.	Other Information	71

Item 6.	Exhibits	72

	Signatures	73

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company,” “we,” “us,” and “our” refer to SLR Investment Corp. unless the context states otherwise.

Item 1. Financial Statements

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Investments at fair value:
Companies less than 5% owned (cost: $1,119,909 and $1,019,357, respectively)	$1,124,029	$1,027,457
Companies 5% to 25% owned (cost: $107,962 and $103,655, respectively)	94,843	89,945
Companies more than 25% owned (cost: $910,367 and $916,554, respectively)	886,421	888,232
Cash	21,421	16,761
Cash equivalents (cost: $373,030 and $397,510, respectively)	373,030	397,510
Dividends receivable	15,807	15,375
Interest receivable	13,035	11,993
Receivable for investments sold	122	1,573
Prepaid expenses and other assets	1,184	571
Total assets	$2,529,892	$2,449,417
Liabilities
Debt ($1,147,436 and $1,041,093 face amounts, respectively, reported net of unamortized debt issuance costs of $8,474 and $9,399, respectively. See note 7)	$1,138,962	$1,031,694
Payable for investments and cash equivalents purchased	373,335	397,510
Management fee payable (see note 3)	7,977	7,739
Performance-based incentive fee payable (see note 3)	5,391	5,920
Interest payable (see note 7)	6,762	7,836
Administrative services payable (see note 3)	1,757	3,332
Other liabilities and accrued expenses	2,421	2,460
Total liabilities	$1,536,605	$1,456,491
Commitments and contingencies (see note 9)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 54,554,634 and 54,554,634 shares issued and outstanding, respectively	$546	$546
Paid-in capital in excess of par	1,117,606	1,117,606
Accumulated distributable net loss	(124,865)	(125,226)
Total net assets	$993,287	$992,926
Net Asset Value Per Share	$18.21	$18.20

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$31,711	$41,068	$90,047	$122,087
Companies 5% to 25% owned	1,263	926	3,730	2,613
Companies more than 25% owned	3,253	3,379	9,675	10,023
Dividends:
Companies 5% to 25% owned	806	91	2,362	91
Companies more than 25% owned	16,174	12,487	51,770	37,196
Other income:
Companies less than 5% owned	3,669	1,688	6,169	4,446
Companies more than 25% owned	116	132	330	392
Total investment income	56,992	59,771	164,083	176,848
EXPENSES:
Management fees (see note 3)	7,977	7,893	23,250	23,650
Performance-based incentive fees (see note 3)	5,403	6,077	16,326	18,097
Interest and other credit facility expenses (see note 7)	18,684	18,913	51,266	55,280
Administrative services expense (see note 3)	1,456	1,392	4,320	4,144
Other general and administrative expenses	1,859	1,189	3,616	3,290
Total expenses	35,379	35,464	98,778	104,461
Performance-based incentive fees waived (see note 3)	(13)	(41)	(35)	(131)
Net expenses	35,366	35,423	98,743	104,330
Net investment income	$21,626	$24,348	$65,340	$72,518
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$1,323	$(2,748)	$1,136	$(2,508)
Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(2,599)	(4,027)	(3,978)	(480)
Companies 5% to 25% owned	2,533	3,411	589	3,412
Companies more than 25% owned	422	1,065	4,376	206
Net change in unrealized gain (loss) on investments and cash equivalents	356	449	987	3,138
Net realized and unrealized gain (loss) on investments and cash equivalents	1,679	(2,299)	2,123	630
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$23,305	$22,049	$67,463	$73,148
EARNINGS PER SHARE (see note 5)	$0.43	$0.40	$1.24	$1.34

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Increase (decrease) in net assets resulting from operations:
Net investment income	$21,626	$24,348	$65,340	$72,518
Net realized gain (loss)	1,323	(2,748)	1,136	(2,508)
Net change in unrealized gain (loss)	356	449	987	3,138
Net increase in net assets resulting from operations	23,305	22,049	67,463	73,148
Distributions to stockholders:
From net investment income	(21,626)	(22,367)	(65,340)	(67,102)
From return of capital	(741)	—	(1,762)	—
Net distributions to stockholders	(22,367)	(22,367)	(67,102)	(67,102)
Total increase (decrease) in net assets	938	(318)	361	6,046
Net assets at beginning of period	992,349	993,003	992,926	986,639
Net assets at end of period	$993,287	$992,685	$993,287	$992,685

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$67,463	$73,148
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(1,136)	2,508
Net change in unrealized (gain) loss on investments	(987)	(3,138)
Deferred financing costs/market discount amortization	2,269	2,823
Net accretion of discount on investments	(5,217)	(7,251)
(Increase) decrease in operating assets:
Purchase of investments	(803,720)	(322,116)
Proceeds from disposition of investments	715,678	416,342
Capitalization of payment-in-kind income	(5,393)	(6,064)
Collections of payment-in-kind income	1,116	2,457
Receivable for investments sold	1,451	(332)
Interest receivable	(1,042)	575
Dividends receivable	(432)	(383)
Prepaid expenses and other assets	(613)	(163)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(24,175)	(9,596)
Management fee payable	238	(134)
Performance-based incentive fee payable	(529)	172
Administrative services expense payable	(1,575)	533
Interest payable	(1,074)	(1,232)
Other liabilities and accrued expenses	(39)	(922)
Net Cash Provided by (Used in) Operating Activities	(57,717)	147,227
Cash Flows from Financing Activities:
Cash distributions paid	(67,102)	(67,102)
Proceeds from unsecured borrowings	174,100	—
Repayment of unsecured borrowings	(85,000)	—
Proceeds from secured borrowings	631,056	333,611
Repayment of secured borrowings	(615,157)	(412,257)
Net Cash Provided by (Used in) Financing Activities	37,897	(145,748)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,820)	1,479
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	414,271	344,154
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$394,451	$345,633
Supplemental disclosure of cash flow information:
Cash paid for interest	$50,071	$53,689
Non-cash purchase and disposition of investments	—	27,254

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2025

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 126.0%
First Lien Bank Debt/Senior Secured Loans
33Across Inc.	Media	P+232	8.50%	10.57%	1/2024	10/2025	$2,152	$2,152	$2,152
Alkeme Intermediary Holdings, LLC(16)	Insurance	S+500	1.00%	9.00%	9/2023	5/2027	17,427	17,144	17,427
All States Ag Parts, LLC(16)	Trading Companies & Distributors	S+650(12)	1.00%	10.76%	4/2022	9/2026	2,081	2,071	2,081
BayMark Health Services, Inc.(16)	Health Care Providers & Services	S+500	1.00%	9.26%	4/2022	6/2027	8,138	8,010	7,731
Bayside Opco, LLC(24)	Health Care Providers & Services	S+725	1.00%	11.40%	5/2023	5/2026	19,770	19,770	19,770
Bayside Parent, LLC(24)	Health Care Providers & Services	S+1000(11)	1.00%	14.15%	5/2023	5/2026	6,691	6,691	6,691
BDG Media, Inc.	Media	P+525	5.50%	12.50%	7/2022	7/2026	6,339	6,339	6,339
Blazing Star Parent, LLC(16)	Consumer Staples Distribution & Retail	S+700	1.00%	11.20%	8/2025	8/2030	16,395	16,154	16,149
CC SAG Holdings Corp.(Spectrum Automotive)(16)	Diversified Consumer Services	S+525	0.75%	9.41%	6/2021	6/2028	28,830	28,524	28,830
Clifford Loan Ventures, LLC & Clifford Preferred Ventures Holdings LLC(3)	Capital Markets	S+700(11)	1.00%	11.28%	9/2025	9/2028	30,000	29,486	29,475
Copper River Seafoods, Inc.	Food Products	P+200	—	9.25%	12/2023	4/2028	7,453	7,453	7,453
CVAUSA Management, LLC(16)	Health Care Providers & Services	S+525	1.00%	9.39%	5/2023	5/2029	18,678	18,459	18,678
DeepIntent, Inc.	Media	P+135	3.90%	8.60%	12/2023	9/2030	2,383	2,383	2,383
Enhanced Permanent Capital, LLC(3)	Capital Markets	S+650	1.00%	10.94%	12/2020	6/2026	55,106	54,797	55,106
EyeSouth Eye Care Holdco LLC(16)	Health Care Providers & Services	S+550	1.00%	9.76%	10/2022	10/2029	2,228	2,175	2,228
FE Advance, LLC & Sonic ACA Advance LLC(16)	Financial Services	S+650	1.00%	10.79%	7/2024	7/2027	20,894	20,614	20,894
Fertility (ITC) Investment Holdco, LLC	Health Care Providers & Services	S+650	1.00%	10.62%	1/2023	1/2029	22,197	21,780	22,197
Human Interest Inc.(16)	Professional Services	S+625	1.00%	10.53%	6/2022	7/2027	20,104	20,224	20,104
iCIMS, Inc.(16)	Software	S+575	0.75%	10.06%	8/2022	8/2028	25,809	25,583	25,809
Infillion Inc.	Professional Services	P+175	—	9.00%	5/2025	4/2028	19,288	19,288	19,288
Insight Investments Holdings, LLC	Financial Services	S+625	1.00%	10.55%	6/2025	7/2026	25,000	24,907	25,000
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	S+700	1.00%	11.45%	12/2018	12/2027	100,500	100,332	100,500
Logix Holding Company, LLC(16)	Communications Equipment	S+750(14)	1.00%	11.83%	9/2018	12/2028	10,393	10,393	10,393
Luxury Asset Capital, LLC(16)	Consumer Finance	S+675	1.00%	11.14%	7/2022	7/2027	30,500	30,244	30,500
Lyneer Staffing Solutions, LLC	Professional Services	P+100	—	8.25%	4/2025	4/2028	34,057	34,057	34,057
Maxor Acquisition, Inc.(16)	Health Care Providers & Services	S+600	1.00%	10.26%	3/2023	3/2029	19,074	18,716	19,074
NS and Associates LLC	Consumer Staples Distribution & Retail	S+525	1.00%	9.50%	8/2025	8/2030	8,096	7,978	7,975
One Touch Direct, LLC	Commercial Services & Supplies	P+75	4.00%	8.00%	12/2023	3/2027	4,694	4,694	4,694
ONS MSO, LLC(16)	Health Care Providers & Services	S+625	1.00%	10.56%	2/2023	7/2028	27,631	27,117	27,631
Pinnacle Fertility, Inc.	Health Care Providers & Services	S+500	0.75%	9.27%	3/2025	3/2028	981	948	981
Plastic Management, LLC(16)	Health Care Providers & Services	S+500	1.00%	9.00%	4/2022	8/2027	22,228	21,761	22,228
Quantcast Corporation	Commercial Services & Supplies	S+525	2.00%	9.42%	6/2024	6/2029	8,463	8,376	8,463
RQM+ Corp.(16)	Life Sciences Tools & Services	S+675(23)	1.00%	11.01%	8/2021	8/2029	24,128	23,849	21,715
Sherwood Management Co., Inc.	Specialty Retail	S+500	2.00%	9.43%	3/2025	3/2030	8,161	8,087	8,161
Shoes for Crews Global, LLC	Diversified Consumer Services	S+650(26)	1.00%	10.78%	6/2024	6/2029	3,421	3,421	3,421
Sightly Enterprises, Inc.	Media	P+475	6.00%	12.00%	1/2024	12/2026	3,809	3,809	3,809
SLR Healthcare ABL (2)(3)(21)	Financial Services	S+650	—	10.73%	6/2025	3/2026	1,800	1,800	1,800
Southern Lifting and Hoisting, LLC	Transportation Infrastructure	P+25	6.00%	7.50%	1/2025	1/2027	26,935	26,935	26,935
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+550	1.00%	9.50%	6/2022	7/2026	32,906	32,674	32,906
Southern Transport LLC	Transportation Infrastructure	P+25	6.00%	7.50%	1/2025	1/2027	14,408	14,408	14,408
SPAR Marketing Force, Inc.	Media	P+190	—	9.15%	12/2023	10/2025	13,100	13,100	13,100
Stella & Chewy's, LLC(16)	Consumer Staples Distribution & Retail	S+525	2.00%	9.42%	3/2025	3/2028	11,978	11,821	11,978

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2025

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Streamland Media Holdings LLC	Professional Services	S+400	—	8.17%	5/2025	5/2030	$7,563	$7,491	$7,563
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	S+550	0.75%	9.91%	6/2021	6/2028	14,713	14,518	14,713
TAUC Management, LLC(16)	Health Care Providers & Services	S+700(27)	1.00%	11.15%	4/2022	2/2027	6,060	5,962	5,454
The Townsend Company, LLC(16)	Commercial Services & Supplies	S+500	1.00%	9.00%	8/2023	8/2030	14,064	13,787	14,064
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+600	1.00%	10.15%	4/2022	12/2026	3,811	3,748	3,735
TPC 2022, LLC	Capital Markets	S+650	1.00%	10.79%	12/2024	12/2027	20,000	19,846	20,000
United Digestive MSO Parent, LLC(16)	Health Care Providers & Services	S+575	1.00%	9.75%	3/2023	3/2029	9,835	9,637	9,835
Urology Management Holdings, Inc.(16)	Health Care Providers & Services	S+550	1.00%	9.66%	2/2023	6/2027	11,818	11,655	11,818
Velocity One, LLC	Aerospace & Defense	S+425	2.00%	8.42%	6/2025	6/2030	5,250	5,188	5,250
Western Veterinary Partners LLC(16)	Diversified Consumer Services	S+525	1.00%	9.25%	1/2024	10/2027	25,947	25,655	25,947
Wilbur-Ellis Holdings II, LLC	Fertilizer & Agricultural Chemicals	S+400	1.00%	8.27%	6/2025	6/2030	21,786	21,786	21,786
WMD Funding, LLC(11)	Financial Services	—	—	11.50%	12/2024	7/2031	20,886	20,886	20,886
Total First Lien Bank Debt/ Senior Secured Loans								$918,683	$921,565
First Lien Life Science Senior Secured Loans
Arcutis Biotherapeutics, Inc.(3)	Pharmaceuticals	S+595	2.50%	10.20%	12/2021	8/2029	$33,425	$34,936	$36,600
Ardelyx, Inc.(3)	Pharmaceuticals	S+400(25)	4.70%	8.70%	2/2022	7/2028	46,398	47,026	47,094
Centinel Spine, LLC(16)	Health Care Equipment & Supplies	S+530	4.35%	9.65%	2/2025	3/2030	22,460	22,389	22,965
Cerapedics, Inc.	Biotechnology	S+620	2.75%	10.45%	12/2022	1/2028	36,156	36,677	38,833
Cogent Biosciences, Inc.(3)(16)	Biotechnology	S+475	4.15%	9.00%	6/2025	6/2030	18,717	18,627	18,623
Meditrina, Inc.	Health Care Equipment & Supplies	S+550	3.45%	9.75%	12/2022	12/2027	3,788	3,908	4,069
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	S+580	5.31%	11.11%	7/2018	5/2026	28,665	30,755	27,948
SPR Therapeutics, Inc.	Health Care Technology	S+515	4.00%	9.40%	1/2024	2/2029	7,299	7,338	7,573
Vapotherm, Inc.(24)	Health Care Equipment & Supplies	S+600	4.50%	10.50%	2/2022	9/2027	13,782	14,325	14,357
Total First Lien Life Science Senior Secured Loans								$215,981	$218,062
Second Lien Asset-Based Senior Secured Loans
AMF Levered II, LLC	Financial Services	S+705	1.00%	11.39%	12/2021	8/2028	$29,925	$29,774	$29,925
FGI Worldwide LLC (16)	Financial Services	S+650	1.00%	10.67%	4/2023	4/2028	8,206	8,087	8,206
nFusion Capital Finance, LLC	Financial Services	S+725	1.00%	11.54%	7/2025	7/2028	35,000	34,586	34,563
Pasadena Private Lending Inc.(3)	Financial Services	S+750	1.00%	11.77%	12/2024	4/2028	12,736	12,604	12,736
WALCO Funding, LLC	Financial Services	S+785	1.00%	12.01%	6/2025	12/2028	20,377	20,047	20,377
Total Second Lien Asset-Backed Senior Secured Loans								$105,098	$105,807
Second Lien Bank Debt / Senior Secured Loans
RD Holdco, Inc.** (2)	Diversified Consumer Services	S+975(11)	1.00%	—	12/2013	10/2026	$18,199	$10,272	$5,802
Total Senior Secured Loans								$1,250,034	$1,251,236

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2025

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 12.3%
A&A Crane and Rigging, LLC (10)	Commercial Services & Supplies	7.78%	3/2023	3/2028	$43	$43	$43
Air Methods Corporation (10)	Passenger Airlines	7.08-7.13%	11/2021	11/2026	2,144	2,155	2,144
Boart Longyear Company (10)	Metals & Mining	8.31-9.06%	5/2020	1/2026-10/2026	384	384	384
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/2022	7/1/2026	39	39	39
CKD Holdings, Inc. (10)	Ground Transportation	8.10-8.60%	9/2022	3/2026-9/2027	1,068	1,068	1,068
Complete Equipment Rentals, LLC (10)	Commercial Services & Supplies	6.75-7.15%	3/2023	4/2028-6/2028	1,310	1,298	1,288
Dongwon Autopart Technology Inc. (10)	Automobile Components	7.96%	2/2021	1/2026	170	170	170
Double S Industrial Contractors, Inc. (10)	Commercial Services & Supplies	8.60%	7/2023	8/2027	63	63	63
Environmental Protection & Improvement Company, LLC (10)	Ground Transportation	8.25%	9/2020	10/2027	3,180	3,188	3,180
First American Commercial Bancorp, Inc. (10)	Financial Services	7.50-9.00%	10/2021	10/2026-3/2027	993	993	993
Hawkeye Contracting Company, LLC (10)	Construction & Engineering	10.50%	10/2021	11/2025	66	66	66
No Limit Construction Services, LLC (10)	Commercial Services & Supplies	7.73%	5/2023	6/2028	77	77	77
Rayzor’s Edge LLC (10)	Diversified Consumer Services	7.69-8.27%	5/2023	5/2030-6/2030	553	553	553
RH Land Construction, LLC & Harbor Dredging LA, Inc. (10)	Construction & Engineering	8.08%	5/2023	5/2026	34	34	34
Rotten Rock Hardscaping & Tree Service (10)	Diversified Consumer Services	8.21%	12/2022	12/2027	123	123	123
SLR Equipment Finance (2)(9)(17)	Multi-Sector Holdings	8.50%	12/2024	7/2026	7,500	7,500	7,500
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82-8.61%	6/2022	9/2026-6/2030	4,592	4,592	4,592
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	4.07%	7/2017	1/2028	705	705	668
Trinity Equipment, Inc. (10)	Commercial Services & Supplies	8.78-8.93%	5/2023	5/2028	883	883	883
Trinity Equipment Rentals, Inc. (10)	Commercial Services & Supplies	7.93%	10/2021	11/2026-12/2026	66	66	66
U.S. Crane & Rigging, LLC (10)	Commercial Services & Supplies	8.73%	12/2022	9/2028	632	632	632
Wind River Environmental, LLC (10)	Diversified Consumer Services	8.43%	7/2019	10/2025	7	7	7
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32-9.93%	9/2022	9/2027-8/2028	1,986	2,007	1,986
Zamborelli Enterprises Pacific Southern Foundation (10)	Diversified Consumer Services	8.91%	12/2022	1/2027	264	265	264
					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings		7/2017		200	145,000	95,000
Total Equipment Financing						$171,911	$121,823

Preferred Equity – 3.2%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	0.00%	6/2012	6/2027	—	$4,600	$959
Veronica Holdings, LLC (Vapotherm)(24)	Health Care Equipment & Supplies	9.00%(11)	9/2024	—	13,055,991	30,131	31,197
Total Preferred Equity						$34,731	$32,156

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2025

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—70.5\%
Assertio Holdings, Inc. (8)*	Pharmaceuticals	7/2023	12,510	$51	$11
Bayside Parent, LLC (24)*	Health Care Providers & Services	5/2023	6,526	11,411	10,183
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/2019	289,102	136	27
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/2016	157,500	65	—
Delphinus Medical Technologies, Inc. Warrants *	Health Care Equipment & Supplies	8/2017	444,388	74	69
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/2017	260,000	129	—
KBH Topco LLC (Kingsbridge) (2)(5)(18)	Multi-Sector Holdings	11/2020	78,750,000	145,434	172,000
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/2022	44,049	33	27
OmniGuide Holdings, Inc. Warrants*	Health Care Equipment & Supplies	9/2025	2,625,000	11	11
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/2013	231,177	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/2013	522	5,216	—
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/2019	469,353	235	205
Shoes for Crews Holdings, LLC	Diversified Consumer Services	6/2024	1,884	2,759	2,040
SLR-AMI Topco Blocker, LLC (15)(24)*	Broadline Retail	6/2023	—	25,304	12,006
SLR Business Credit (2)(3)(19)	Diversified Financial Services	4/2022	100	111,583	133,000
SLR Credit Solutions (2)(3)(20)	Diversified Financial Services	12/2012	280,303	280,737	284,000
SLR Healthcare ABL (2)(3)(21)	Diversified Financial Services	4/2022	32,839	34,335	37,500
SLR Senior Lending Program LLC (2)(3)(22)	Asset Management & Custody Banks	12/2022	—	47,875	48,360
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/2018	36	110	—
Veronica Holdings, LLC (Vapotherm)(24)*	Health Care Equipment & Supplies	9/2024	293,203	330	639
Total Common Equity/Equity Interests/Warrants				$681,562	$700,078
Total Investments (6) — 212.0%				$2,138,238	$2,105,293

Description	Industry	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Cash Equivalents —37.5%
U.S. Treasury Bill (4.02% yield)	Government	9/2025	11/2025	$375,000	$373,030	$373,030
Total Investments & Cash Equivalents — 249.5%					$2,511,268	$2,478,323
Liabilities in Excess of Other Assets — (149.5%)						(1,485,036)
Net Assets — 100.0%						$993,287

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2025

(in thousands, except share/unit amounts)

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of September 30, 2025.
(2)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2025 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2024	Gross Additions	Gross Reductions	Realized Loss	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2025	Interest/ Dividend/ Other Income
Equipment Operating Leases, LLC	$2,812	$—	$2,884	$—	$72	$—	$104
Kingsbridge Holdings, LLC	100,500	—	—	—	(49)	100,500	8,780
KBH Topco, LLC (Kingsbridge)	152,071	4,514	—	—	15,415	172,000	14,803
Loyer Capital LLC	7,361	—	7,500	—	139	—	406
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	—	—	—	—	—	—	—
RD Holdco, Inc. (debt)	7,827	—	2,025	—	—	5,802	—
SLR Business Credit (revolver)	—	15,500	15,500	—	—	—	9
SLR Business Credit	125,370	—	—	—	7,630	133,000	10,950
SLR Credit Solutions	288,250	—	—	—	(4,250)	284,000	16,900
SLR Equipment Finance (equity)	107,600	—	—	—	(12,600)	95,000	—
SLR Equipment Finance (debt)	3,000	15,100	10,600	—	—	7,500	226
SLR Healthcare ABL	37,850	—	—	—	(350)	37,500	4,967
SLR Healthcare ABL (revolver)	4,000	76,800	79,000	—	—	1,800	150
SLR Senior Lending Program LLC	49,091	—	—	—	(731)	48,360	4,480
SOINT, LLC	2,500	—	641	—	(900)	959	—
	$888,232	$111,914	$118,150	$—	$4,376	$886,421	$61,775

The change in fair value in the table above may not roll across due to the recognition of accretion income, which is included in interest income.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2025

(in thousands, except share/unit amounts)

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2025, on a fair value basis, non-qualifying assets in the Company’s portfolio represented 27.9% of the total assets of the Company.
(4)
The Company’s investment in SOINT, LLC includes a one dollar investment in common shares.
(5)
Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $8,612; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $125,437 and $116,825, respectively, based on a tax cost of $2,096,681. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the Credit Facility (as defined below) (see note 7 to the consolidated financial statements). The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
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
Spread is S+600 cash / 0.50% PIK.
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

September 30, 2025

(in thousands, except share/unit amounts)

(18)
See note 13 to the consolidated financial statements.
(19)
See note 15 to the consolidated financial statements.
(20)
See note 11 to the consolidated financial statements.
(21)
See note 14 to the consolidated financial statements.
(22)
See note 17 to the consolidated financial statements.
(23)
Spread is S+200 cash / 4.75% PIK.
(24)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2025 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2024	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2025	Interest/ Dividend Income
Bayside Opco, LLC	$19,905	$—	$135	$—	$—	$19,770	$1,771
Bayside Parent, LLC (loan)	6,008	683	—	—	—	6,691	683
Bayside Parent, LLC (equity)	7,179	—	—	—	3,003	10,183	—
SLR-AMI Topco Blocker, LLC	12,778	1,219	—	—	(1,991)	12,006	—
Vapotherm, Inc.	14,254	—	—	—	(75)	14,357	1,276
Veronica Holdings, LLC (preferred equity)	29,182	2,014	—	—	(348)	31,197	2,362
Veronica Holdings, LLC (common equity)	639	—	—	—	—	639	—
	$89,945	$3,916	$135	$—	$589	$94,843	$6,092

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

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2025

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2025
Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	29.9%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC and SLR Equipment Finance)	17.8%
Health Care Providers & Services	10.3%
Health Care Equipment & Supplies	5.5%
Capital Markets	5.0%
Pharmaceuticals	4.0%
Professional Services	3.8%
Diversified Consumer Services	3.2%
Biotechnology	2.7%
Asset Management & Custody Banks	2.3%
Transportation Infrastructure	2.1%
Consumer Staples Distribution & Retail	1.7%
Commercial Services & Supplies	1.7%
Consumer Finance	1.5%
Media	1.3%
Software	1.2%
Fertilizers & Agricultural Chemicals	1.0%
Life Sciences Tools & Services	1.0%
Insurance	0.8%
Broadline Retail	0.6%
Communications Equipment	0.5%
Specialty Retail	0.4%
Health Care Technology	0.4%
Food Products	0.4%
Aerospace & Defense	0.3%
Trading Companies & Distributors	0.3%
Ground Transportation	0.2%
Passenger Airlines	0.1%
Metals & Mining	0.0%
Automobile Components	0.0%
Construction & Engineering	0.0%
Total Investments	100.0%

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

September 30, 2025

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

September 30, 2025

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

September 30, 2025

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2025, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

September 30, 2025

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

September 30, 2025

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2025 and 2024.

For the three and nine months ended September 30, 2025, the Company recognized $7,977 and $23,250, respectively, in base management fees and $5,403 and $16,326, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2025, $13 and $35, respectively, of such performance-based incentive fees were waived. For the three and nine months ended September 30, 2024, the Company recognized $7,893 and $23,650, respectively, in base management fees and $6,077 and $18,097, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2024, $41 and $131, respectively, of such performance-based incentive fees were waived. The Investment Adviser has agreed to waive incentive fees resulting from income earned due to the accretion of purchase discounts allocated to investments acquired as a result of the Mergers. Fees waived pursuant to the above are not subject to recoupment by the Investment Adviser.

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

September 30, 2025

(in thousands, except share and per share amounts)

including rent. The Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. The Company typically reimburses the Administrator on a quarterly basis.

For the three and nine months ended September 30, 2025, the Company recognized expenses under the Administration Agreement of $1,456 and $4,320, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company recognized expenses under the Administration Agreement of $1,392 and $4,144, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2024.

Note 4. Net Asset Value Per Share

At September 30, 2025, the Company’s total net assets and net asset value per share were $993,287 and $18.21, respectively. This compares to total net assets and net asset value per share at December 31, 2024 of $992,926 and $18.20, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Earnings per share (basic & diluted)
Numerator - net increase in net assets resulting from operations:	$23,305	$22,049	$67,463	$73,148
Denominator - weighted average shares:	54,554,634	54,554,634	54,554,634	54,554,634
Earnings per share:	$0.43	$0.40	$1.24	$1.34

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

September 30, 2025

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of September 30, 2025 and December 31, 2024:

Fair Value Measurements

As of September 30, 2025

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,251,236	$—	$1,251,236
Equipment Financing	—	—	121,823	—	121,823
Preferred Equity	—	—	32,156	—	32,156
Common Equity/Equity Interests/Warrants	216	—	651,502	48,360	700,078
Total Investments	$216	$—	$2,056,717	$48,360	$2,105,293

Fair Value Measurements

As of December 31, 2024

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,117,118	$—	$1,117,118
Equipment Financing	—	—	181,016	—	181,016
Preferred Equity	—	—	31,682	—	31,682
Common Equity/Equity Interests/Warrants	257	—	626,470	49,091	675,818
Total Investments	$257	$—	$1,956,286	$49,091	$2,005,634

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2025

(in thousands, except share and per share amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets for the three and nine months ended September 30, 2025, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30, 2025:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, June 30, 2025	$1,268,904	$138,988	$32,510	$645,764	$2,086,166
Total gains or losses included in earnings:
Net realized gain (loss)	1,360	(16)	—	—	1,344
Net change in unrealized gain (loss)	(2,574)	(1,844)	(519)	5,491	554
Purchase of investment securities*	272,045	7,491	806	247	280,589
Proceeds from dispositions of investment securities	(288,499)	(22,796)	(641)	—	(311,936)
Transfers in/out of Level 3	—	—	—	—	—
Fair value, September 30, 2025	$1,251,236	$121,823	$32,156	$651,502	$2,056,717
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(2,430)	$(1,844)	$(519)	$5,491	$698

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2024	$1,117,118	$181,016	$31,682	$626,470	$1,956,286
Total gains or losses included in earnings:
Net realized gain (loss)	1,755	(34)	—	—	1,721
Net change in unrealized gain (loss)	(4,098)	(12,183)	(1,247)	19,287	1,759
Purchase of investment securities*	791,182	15,041	2,362	5,745	814,330
Proceeds from dispositions of investment securities	(654,721)	(62,017)	(641)	—	(717,379)
Transfers in/out of Level 3	—	—	—	—	—
Fair value, September 30, 2025	$1,251,236	$121,823	$32,156	$651,502	$2,056,717
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(1,133)	$(12,183)	$(1,247)	$19,287	$4,724

* Includes PIK capitalization and accretion of discount.

While the Company has not made an election to apply the fair value option of accounting to any of its current debt obligations, if the Company’s debt obligations were carried at fair value at September 30, 2025, the fair value of the Credit Facility, SPV Credit Facility, 2026 Unsecured Notes, 2027 Unsecured Notes, 2027 Series F Unsecured Notes, 2027 Series G Unsecured Notes, 2028 Series H Unsecured Notes, 2028 Series I Unsecured Notes and 2028 Series J Unsecured Notes (each as defined below) would be $498,386, $165,050, $73,688, $47,875, $130,613, $49,368, $50,250, $50,000 and $75,000, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2025

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

September 30, 2025

(in thousands, except share and per share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2025 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2025	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$1,245,434	Income Approach	Market Yield	8.4% – 19.8% (11.5%)
	Asset	$5,802	Recovery Analysis	Recoverable Amount	N/A
Equipment Financing	Asset	$26,823	Income Approach	Market Yield	8.0% – 8.5% (8.1%)
		$95,000	Market Multiple(1)	Comparable Multiple	1.1x – 1.3x (1.2x)
Preferred Equity	Asset	$31,197	Income Approach	Market Yield	9.0% – 9.0% (9.0%)
		$959	Recovery Analysis	Recoverable Amount	N/A
Common Equity/Equity Interests/Warrants	Asset	$481,002	Market Multiple(2)	Comparable Multiple	1.3x – 12.3x (4.0x)
		$170,500	Market Approach	Return on Equity	0.0% – 24.4% (17.5%)

(1)
Includes $95,000 of investments valued using an implied multiple.
(2)
Includes $134 of investments valued using a Black-Scholes model, $639 of investments valued using a transaction price, $2,040 of investments valued using a recovery analysis, $194,189 of investments valued using an EBITDA multiple and $284,000 of investments using an implied multiple.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2025

(in thousands, except share and per share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$498,386	$492,182	(1)	$482,043	$474,715	(1)
SPV Credit Facility	165,050	163,814	(2)	165,050	163,335	(2)
2025 Unsecured Notes	—	—		85,000	84,956	(3)
2026 Unsecured Notes	75,000	74,837	(4)	75,000	74,741	(4)
2027 Unsecured Notes	50,000	49,988	(5)	50,000	49,979	(5)
2027 Series F Unsecured Notes	135,000	134,992	(6)	135,000	134,998	(6)
2027 Series G Unsecured Notes	49,000	48,914	(7)	49,000	48,970	(7)
2028 Series H Unsecured Notes	50,000	49,927	(8)	—	—
2028 Series I Unsecured Notes	50,000	49,926	(9)	—	—
2028 Series J Unsecured Notes	75,000	74,382	(10)	—	—
	$1,147,436	$1,138,962		$1,041,093	$1,031,694

(1)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $6,204 and $7,328 as of September 30, 2025 and December 31, 2024, respectively.
(2)
Carrying Value equals the Face Amount net of unamortized debt issuance costs/market discount of $1,236 and $1,715 as of September 30, 2025 and December 31, 2024, respectively.
(3)
Carrying Value equals the Face Amount net of unamortized market discount of $44 as of December 31, 2024.
(4)
Carrying Value equals the Face Amount net of unamortized market discount of $163 and $259 as of September 30, 2025 and December 31, 2024, respectively.
(5)
Carrying Value equals the Face Amount net of unamortized market discount of $12 and $21 as of September 30, 2025 and December 31, 2024, respectively.
(6)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $8 and $2 as of September 30, 2025 and December 31, 2024, respectively.
(7)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $86 and $30 as of September 30, 2025 and December 31, 2024, respectively.

(8) Carrying Value equals the Face Amount net of unamortized debt issuance costs of $73 as of September 30, 2025.

(9) Carrying Value equals the Face Amount net of unamortized debt issuance costs of $74 as of September 30, 2025.

(10) Carrying Value equals the Face Amount net of unamortized debt issuance costs of $618 as of September 30, 2025.

Unsecured Notes

On August 21, 2025, the Company closed a private offering of $75,000 of unsecured notes due 2028 (the “2028 Series J Unsecured Notes”) with a fixed interest rate of 5.95% and a maturity date of August 21, 2028. Interest on the 2028 Series J Unsecured Notes is due semi-annually on February 21 and August 21. The 2028 Series J Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On July 30, 2025, the Company closed a private offering of $50,000 of unsecured notes due 2028 (the “2028 Series I Unsecured Notes”) with a fixed interest rate of 5.96% and a maturity date of July 30, 2028. Interest on the 2028 Series I Unsecured Notes is due semi-annually on January 30 and July 30. The 2028 Series I Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On February 18, 2025, the Company closed a private offering of $50,000 of unsecured notes with a fixed interest rate of 6.14% and a maturity date of February 18, 2028 (the “2028 Series H Unsecured Notes”). Interest on the 2028 Series H Unsecured Notes is due semi-annually on February 18 and August 18. The 2028 Series H Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On December 16, 2024, the Company closed a private offering of $49,000 of unsecured notes with a fixed interest rate of 6.24% and a maturity date of December 16, 2027 (the “2027 Series G Unsecured Notes”). Interest on the 2027 Series G Unsecured Notes is

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2025

(in thousands, except share and per share amounts)

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

Revolving and Term Loan Facilities

On August 16, 2024, the Company closed on Amendment No. 3 to its August 28, 2019 senior secured credit agreement (as amended to date, the “Credit Facility”). Following the amendment and several commitment increases between the fourth quarter of 2024 and the quarter ended September 30, 2025, the Credit Facility is now composed of $720,000 of revolving credit and $140,000 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in August 2029 and includes ratable amortization in the final year. Subsequent to Amendment No. 4 on December 3, 2024, the Credit Facility may be increased up to $900,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At September 30, 2025, outstanding USD equivalent borrowings under the Credit Facility totaled $498,386, composed of $358,386 of revolving credit and $140,000 of term loans.

On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to the Company’s assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 30, 2024 amendment, the commitment under the SPV Credit Facility is $275,000. The stated interest rate on the SPV Credit Facility is SOFR plus 2.25%-2.75% with no SOFR floor requirement and the current final maturity date is August 30, 2028. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, the Company as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At September 30, 2025, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $165,050.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2025

(in thousands, except share and per share amounts)

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

The average annualized interest cost for all borrowings for the nine months ended September 30, 2025 and the year ended December 31, 2024 was 5.72% and 5.91%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the SPV Credit Facility, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Series G Unsecured Notes, the 2028 Series H Unsecured Notes, the 2028 Series I Unsecured Notes and the 2028 Series J Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the nine months ended September 30, 2025 and the year ended December 31, 2024 were $1,223,260 and $1,192,250, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2025

(in thousands, except share and per share amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Per Share Data: (a)
Net asset value, beginning of year	$18.20	$18.09
Net investment income	1.20	1.33
Net realized and unrealized gain (loss)	0.04	0.01
Net increase in net assets resulting from operations	1.24	1.34
Distributions to stockholders:
From distributable earnings	(1.20)	(1.23)
From return of capital	(0.03)	—
Net asset value, end of period	$18.21	$18.20
Per share market value, end of period	$15.29	$15.05
Total Return (b)(c)	1.94%	8.28%
Net assets, end of period	$993,287	$992,685
Shares outstanding, end of period	54,554,634	54,554,634
Ratios to average net assets (c):
Net investment income	6.59%	7.32%
Operating expenses	4.78%*	4.95%*
Interest and other credit facility expenses	5.17%	5.58%
Total expenses	9.95%*	10.53%*
Average debt outstanding	$1,084,933	$1,138,482
Portfolio turnover ratio	34.9%	16.5%

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

* The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of the performance-based incentive fee waiver (see note 3). For the nine months ended September 30, 2025 and 2024, the ratios of operating expenses to average net assets would be 4.79% and 4.96%, respectively, without the performance-based incentive fee waiver. For the nine months ended September 30, 2025 and 2024, the ratios of total expenses to average net assets would be 9.96% and 10.54%, respectively, without the performance-based incentive fee waiver.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2025

(in thousands, except share and per share amounts)

Note 9. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit and SLR Healthcare (each as defined below). The total amount of these unfunded commitments as of September 30, 2025 and December 31, 2024 was $408,424 and $234,554, respectively, comprised of the following:

	September 30, 2025	December 31, 2024
Cogent Biosciences, Inc.	$56,150	$—
SLR Credit Solutions*	44,263	44,263
Ardelyx, Inc.	29,272	6,648
Lyneer Staffing Solutions, LLC	25,943	—
OIS Management Services, LLC	20,882	—
Infillion Inc.	20,712	—
SLR Business Credit*	20,000	8,000
SLR Healthcare ABL*	15,200	10,000
Wilbur-Ellis Holdings II, LLC	14,602	—
Arcutis Biotherapeutics, Inc.	12,658	12,658
BDG Media, Inc.	11,661	11,751
Stella & Chewy's, LLC	10,765	—
SLR Equipment Finance*	10,500	3,000
DeepIntent, Inc.	10,358	7,254
WALCO Funding, LLC	8,733	—
Velocity One, LLC	7,250	—
United Digestive MSO Parent, LLC	6,554	7,496
WMD Funding LLC	6,368	7,243
Quantcast Corporation	6,110	4,071
The Townsend Company, LLC	5,568	7,923
Plastic Management, LLC	5,397	10,806
Pinnacle Fertility, Inc.	5,280	—
33 Across Inc.	4,848	4,226
Copper River Seafoods, Inc.	4,547	6,912
One Touch Direct, LLC	4,306	7,970
Sightly Enterprises, Inc.	3,691	2,687
SPR Therapeutics, Inc.	3,650	6,083
Streamland Media Holdings LLC	3,285	—
iCIMS, Inc.	3,160	3,530
CVAUSA Management, LLC	3,151	10,164
Southern Lifting and Hoisting, LLC	3,064	—
Sherwood Management Co., Inc.	2,602	—
Western Veterinary Partners LLC	2,145	18,245
SLR Senior Lending Program LLC*	2,125	2,125
Bayside Opco, LLC	2,093	2,093
Southern Transport LLC	2,092	—
SunMed Group Holdings, LLC	1,621	1,621
SPAR Marketing Force, Inc.	1,600	5,449
EyeSouth Eye Care Holdco LLC	1,279	1,279
Tilley Distribution, Inc.	1,007	1,158
Urology Management Holdings, Inc.	863	863
NS and Associates LLC	727	—
High Street Buyer, Inc.	629	631
CC SAG Holdings Corp. (Spectrum Automotive)	548	548
Omniguide Holdings, Inc.	350	—
TAUC Management, LLC	294	294
Shoes for Crews Global, LLC	284	284
All States Ag Parts, LLC	237	331
Pasadena Private Lending Inc.	—	8,369
Foundation Consumer Brands, LLC	—	3,009
Erie Construction Mid-west, LLC	—	2,403
Kaseya, Inc.	—	1,917
RxSense Holdings LLC	—	1,250
Total Commitments	$408,424	$234,554

* The Company controls the funding of these commitments and may cancel them at its discretion.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2025

(in thousands, except share and per share amounts)

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 10. Capital Share Transactions

As of September 30, 2025 and September 30, 2024, 200,000,000 shares of $0.01 par value capital stock were authorized.

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

For the three and nine months ended September 30, 2025, the Company sold no shares of common stock under the Equity Distribution Agreement. As of September 30, 2025, shares representing $150,000 of the Company’s common stock remain available for issuance and sale under the Equity Distribution Agreement.

Transactions in capital stock were as follows for the periods presented:

	Shares		Amount
	Three months ended September 30, 2025	Three months ended September 30, 2024	Three months ended September 30, 2025	Three months ended September 30, 2024
Share activity	—	—	$—	$—

	Shares		Amount
	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Share activity	—	—	$—	$—

Note 11. SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions, f/k/a Crystal Financial LLC (“SLR Credit”). The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of September 30, 2025, total commitments to the revolving credit facility were $300,000.

As of September 30, 2025, SLR Credit had 34 funded commitments to 26 different issuers with total funded loans of approximately $389,967 on total assets of $419,123. As of December 31, 2024, SLR Credit had 27 funded commitments to 22

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2025

(in thousands, except share and per share amounts)

different issuers with total funded loans of approximately $317,565 on total assets of $364,258. As of September 30, 2025 and December 31, 2024, the largest loan outstanding totaled $27,689 and $27,879, respectively. For the same periods, the average exposure per issuer was $14,999 and $14,435, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $217,695 and $149,997 of borrowings outstanding at September 30, 2025 and December 31, 2024, respectively. For the three months ended September 30, 2025 and 2024, SLR Credit had net income (loss) of ($1,723) and $8,761, respectively, on gross income of $9,423 and $13,717, respectively. For the nine months ended September 30, 2025 and 2024, SLR Credit had net income of $6,979 and $21,340, respectively, on gross income of $31,955 and $42,313, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.

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

As of September 30, 2025, SLR Equipment had 507 funded equipment-backed leases and loans to 244 different customers with a total net investment in leases and loans of approximately $300,636 on total assets of $337,547. As of December 31, 2024, SLR Equipment had 398 funded equipment-backed leases and loans to 217 different customers with a total net investment in leases and loans of approximately $324,939 on total assets of $366,258. As of September 30, 2025 and December 31, 2024, the largest position outstanding totaled $16,402 and $17,883, respectively. For the same periods, the average exposure per customer was $1,232 and $1,497, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $237,631 and $260,974 of borrowings outstanding at September 30, 2025 and December 31, 2024, respectively. For the three months ended September 30, 2025 and 2024, SLR Equipment had net income (loss) of $1,335 and ($2,328), respectively, on gross income of $5,959 and $5,596, respectively. For the nine months ended September 30, 2025 and 2024, SLR Equipment had net income (loss) of $1,981 and ($6,061), respectively, on gross income of $21,394 and $15,734, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

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

As of September 30, 2025 and December 31, 2024, KBHT had total assets of $897,557 and $920,072, respectively. For the same periods, debt recourse to KBHT totaled $257,456 and $271,584, respectively, and non-recourse debt totaled $416,031 and $421,587, respectively. None of the debt is recourse to the Company. For the three months ended September 30, 2025 and 2024,

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2025

(in thousands, except share and per share amounts)

KBHT had net income of $3,510 and $2,890, respectively, on gross income of $87,439 and $83,092, respectively. For the nine months ended September 30, 2025 and 2024, KBHT had net income of $9,750 and $7,493, respectively, on gross income of $275,388 and $241,586, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

Note 14. SLR Healthcare ABL

SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”), on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of September 30, 2025, SLR Healthcare’s management team and the Company owned approximately 8% and 92% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022. Effective upon an amendment dated September 19, 2024, SLR Healthcare has a $160,000 non-recourse credit facility, which is expandable to $200,000 under its accordion facility. The maturity date of this facility is March 31, 2026.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2025, the portfolio totaled approximately $298,750 of commitments with a total net investment in loans of $151,790 on total assets of $160,231. As of December 31, 2024, the portfolio totaled approximately $288,250 of commitments with a total net investment in loans of $130,207 on total assets of $138,494. At September 30, 2025, the portfolio consisted of 48 issuers with an average balance of approximately $3,162 versus 47 issuers with an average balance of approximately $2,770 at December 31, 2024. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $122,800 and $99,600 of borrowings outstanding at September 30, 2025 and December 31, 2024, respectively. For the three months ended September 30, 2025 and 2024, SLR Healthcare had net income of $1,501 and $1,289, respectively, on gross income of $6,020 and $4,997, respectively. For the nine months ended September 30, 2025 and 2024, SLR Healthcare had net income of $4,387 and $3,898, respectively, on gross income of $17,116 and $14,874, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.

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

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2025, the portfolio totaled approximately $994,776 of commitments, of which, on a net basis,

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2025

(in thousands, except share and per share amounts)

approximately $552,668 were funded, on total assets of $597,455. As of December 31, 2024, the portfolio totaled approximately $857,953 of commitments, of which $488,402 were funded, on total assets of $527,077. At September 30, 2025, the portfolio consisted of 191 issuers with an average balance of approximately $2,894 versus 188 issuers with an average balance of approximately $2,598 at December 31, 2024. NMC has a senior credit facility with a bank lending group for $367,000 which expires on November 13, 2028. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $290,335 and $231,034 of borrowings outstanding at September 30, 2025 and December 31, 2024, respectively. For the three months ended September 30, 2025 and 2024, SLR Business Credit had net income of $2,545 and $824 respectively, on gross income of $15,417 and $9,567, respectively. For the nine months ended September 30, 2025 and 2024, SLR Business Credit had net income of $8,026 and $6,329 respectively, on gross income of $41,568 and $31,172, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

Note 16. Stock Repurchase Program

On May 7, 2025, our Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 7, 2026 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no share repurchases during the three and nine months ended September 30, 2025 or for the fiscal year ended December 31, 2024.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2025

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a $100,000 senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. On October 20, 2023, the SSLP Facility was expanded to $150,000. Effective with an amendment on March 25, 2024, the SSLP Facility is scheduled to mature on December 12, 2028 and generally bears interest at a rate of SOFR plus 2.90%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At September 30, 2025 and December 31, 2024, borrowings outstanding on the SSLP Facility totaled $112,500 and $96,600, respectively.

As of September 30, 2025 and December 31, 2024, the Company and the Investor had contributed combined equity capital in the amount of $95,750 and $95,750, respectively. As of September 30, 2025 and December 31, 2024, the Company and the Investor’s combined remaining commitments to SSLP totaled $4,250 and $4,250, respectively. The Company and the Investor control the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.

As of September 30, 2025 and December 31, 2024, SSLP had total assets of $211,521 and $197,461, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 28 and 32 different borrowers, respectively. For the three and nine months ended September 30, 2025, SSLP invested $18,513 and $57,354, respectively, in 4 and 11 portfolio companies, respectively. Investments sold or prepaid totaled $15,258 and $49,030, respectively, for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, SSLP invested $4,331 and $45,532, respectively, in 7 and 16 portfolio companies, respectively. Investments prepaid totaled $21,307 and $29,780, respectively for the three and nine months ended September 30, 2024.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2025

(in thousands, except share and per share amounts)

SSLP Portfolio as of September 30, 2025

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+500	1.00%	9.00%	5/2027	$6,554	$6,454	$6,554
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+650	1.00%	10.76%	9/2026	2,078	2,078	2,078
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	9.26%	6/2027	3,971	3,971	3,773
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	9.41%	6/2028	9,948	9,948	9,948
Crewline Buyer, Inc.	IT Services	S+675	1.00%	10.91%	11/2030	5,084	4,977	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+525	1.00%	9.39%	5/2029	9,949	9,740	9,949
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	9.75%	11/2029	3,179	3,111	3,179
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	9.76%	10/2029	9,949	9,906	9,949
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	10.62%	1/2029	5,850	5,734	5,850
Foundation Consumer Brands, LLC	Personal Care Products	S+500	1.00%	9.47%	2/2029	7,811	7,811	7,811
High Street Buyer, Inc.	Insurance	S+525	0.75%	9.25%	4/2028	7,468	7,468	7,468
iCIMS, Inc.(4)	Software	S+575	0.75%	10.07%	8/2028	10,000	9,968	10,000
Legacy Service Partners, LLC	Diversified Consumer Services	S+525	1.00%	9.40%	1/2029	2,775	2,724	2,775
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	10.26%	3/2029	7,972	7,834	7,972
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	10.13%	10/2029	2,765	2,710	2,765
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.56%	7/2028	5,804	5,695	5,804
Pinnacle Fertility, Inc.(4)	Health Care Providers & Services	S+500	0.75%	9.27%	3/2028	13,466	13,466	13,466
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.00%	8/2027	5,536	5,442	5,536
RQM+ Corp.(4)	Life Sciences Tools & Services	S+675	1.00%	11.01%	8/2029	6,079	6,079	5,471
RxSense Holdings LLC	Diversified Consumer Services	S+500	1.00%	9.31%	3/2026	8,805	8,805	8,805
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	9.91%	6/2028	8,788	8,788	8,788
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	9.00%	8/2030	12,224	11,911	12,224
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	10.15%	12/2026	5,563	5,563	5,452
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	9.75%	3/2029	3,419	3,344	3,419
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.66%	6/2027	4,081	4,026	4,081
UVP Management, LLC	Health Care Providers & Services	S+550	1.00%	9.65%	9/2027	3,288	3,240	3,288
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	10.50%	11/2030	2,853	2,795	2,853
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+525	1.00%	9.25%	10/2027	12,868	12,815	12,868
							$186,403	$187,210

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of September 30, 2025.
(3)
Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)
The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2025

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

September 30, 2025

(in thousands, except share and per share amounts)

Below is certain summarized financial information for SSLP as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and September 30, 2024:

	September 30, 2025	December 31, 2024
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $186,403 and $177,236, respectively)	$187,210	$178,740
Cash and other assets	24,311	18,721
Total assets	$211,521	$197,461
Debt outstanding ($112,500 and $96,600 face amounts, respectively, reported net of unamortized debt issuance costs of $1,194 and $1,572, respectively)	$111,306	$95,028
Distributions payable	2,684	3,381
Interest payable and other credit facility related expenses	429	472
Accrued expenses and other payables	383	398
Total liabilities	$114,802	$99,279
Members’ equity	$96,719	$98,182
Total liabilities and members’ equity	$211,521	$197,461

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Selected Income Statement Information for SSLP:
Interest income	$5,092	$6,375	$14,119	$18,960
Service fees*	116	132	330	392
Interest and other credit facility expenses	2,263	2,800	6,753	8,438
Other general and administrative expenses	57	46	189	136
Total expenses	2,436	2,978	7,272	8,966
Net investment income	$2,656	$3,397	$6,847	$9,994
Realized gain on investments	21	—	358	—
Net change in unrealized gain (loss) on investments	(353)	29	(697)	420
Net realized and unrealized gain (loss) on investments	$(332)	$29	$(339)	$420
Net income	$2,324	$3,426	$6,508	$10,414

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2025

(in thousands, except share and per share amounts)

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

On November 4, 2025, the Board declared a quarterly distribution of $0.41 per share payable on December 26, 2025 to holders of record as of December 12, 2025.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Investment Corp.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of September 30, 2025, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2025 and 2024, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

November 4, 2025

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
•
changes in the general economy, slowing economy, inflation, risk of recession, risks in respect of a failure to increase the U.S. debt ceiling or government shutdown and uncertainty surrounding the financial and political stability of the United States and other countries; and
•
our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies’ supply chains and operations.

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

Recent Developments

On November 4, 2025, the Board declared a quarterly distribution of $0.41 per share payable on December 26, 2025 to holders of record as of December 12, 2025.

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

Portfolio and Investment Activity

During the three months ended September 30, 2025, we invested approximately $276.9 million across 33 portfolio companies. This compares to investing approximately $157.1 million in 25 portfolio companies during the three months ended September 30, 2024. Investments sold, prepaid or repaid during the three months ended September 30, 2025 totaled approximately $311.9 million versus approximately $223.5 million for the three months ended September 30, 2024.

At September 30, 2025, our portfolio consisted of 109 portfolio companies and was invested 22.9% in cash flow senior secured loans, 46.2% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 18.7% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 12.2% in life science investments, in each case, measured at fair value, versus 131 portfolio companies invested 33.0% in cash flow senior secured loans, 32.6% in asset-based senior secured loans / SLR Credit / SLR Healthcare ABL / SLR Business Credit, 21.5% in equipment senior secured financings / SLR Equipment / KBH, and 12.9% in life science investments, in each case, measured at fair value, at September 30, 2024.

At September 30, 2025, 83.4%, or $1.74 billion, of our income producing investment portfolio* was floating rate and 16.6%, or $344.7 million, was fixed rate, measured at fair value. At September 30, 2024, 80.8%, or $1.66 billion, of our income producing investment portfolio* was floating rate and 19.2%, or $393.8 million, was fixed rate, measured at fair value. As of September 30, 2025 and 2024, we had one and one issuers, respectively, on non-accrual status.

* We have included SLR Credit Solutions, SLR Equipment Finance, SLR Healthcare ABL, SLR Business Credit and Kingsbridge Holdings, LLC within our income producing investment portfolio.

SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions, f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of September 30, 2025, total commitments to the revolving credit facility were $300 million.

As of September 30, 2025, SLR Credit had 34 funded commitments to 26 different issuers with total funded loans of approximately $390.0 million on total assets of $419.1 million. As of December 31, 2024, SLR Credit had 27 funded commitments to 22 different issuers with total funded loans of approximately $317.6 million on total assets of $364.3 million. As of September 30, 2025 and December 31, 2024, the largest loan outstanding totaled $27.7 million and $27.9 million, respectively. For the same periods, the average exposure per issuer was $15.0 million and $14.4 million, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $217.7 million and $150.0 million of borrowings outstanding at September 30, 2025 and December 31, 2024, respectively. For the three months ended September 30, 2025 and 2024, SLR Credit had net income (loss) of

($1.7) million and $8.8 million, respectively, on gross income of $9.4 million and $13.7 million, respectively. For the nine months ended September 30, 2025 and 2024, SLR Credit had net income of $7.0 million and $21.3 million, respectively, on gross income of $32.0 million and $42.3 million, respectively. Due to timing and non-cash items, there may be material differences between U.S. generally accepted accounting principles (“GAAP”) net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.

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

As of September 30, 2025, SLR Equipment had 507 funded equipment-backed leases and loans to 244 different customers with a total net investment in leases and loans of approximately $300.6 million on total assets of $337.5 million. As of December 31, 2024, SLR Equipment had 398 funded equipment-backed leases and loans to 217 different customers with a total net investment in leases and loans of approximately $324.9 million on total assets of $366.3 million. As of September 30, 2025 and December 31, 2024, the largest position outstanding totaled $16.4 million and $17.9 million, respectively. For the same periods, the average exposure per customer was $1.2 million and $1.5 million, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $237.6 million and $261.0 million of borrowings outstanding at September 30, 2025 and December 31, 2024, respectively. For the three months ended September 30, 2025 and 2024, SLR Equipment had net income (loss) of $1.3 million and ($2.3) million, respectively, on gross income of $6.0 million and $5.6 million, respectively. For the nine months ended September 30, 2025 and 2024, SLR Equipment had net income (loss) of $2.0 million and ($6.1) million, respectively, on gross income of $21.4 million and $15.7 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

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

As of September 30, 2025 and December 31, 2024, KBHT had total assets of $897.6 million and $920.1 million, respectively. For the same periods, debt recourse to KBHT totaled $257.5 million and $271.6 million, respectively, and non-recourse debt totaled $416.0 million and $421.6 million, respectively. None of the debt is recourse to the Company. For the three months ended September 30, 2025 and 2024, KBHT had net income of $3.5 million and $2.9 million, respectively, on gross income of $87.4 million and $83.1 million, respectively. For the nine months ended September 30, 2025 and 2024, KBHT had net income of $9.8 million and $7.5 million, respectively, on gross income of $275.4 million and $241.6 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

SLR Healthcare ABL

SLR Senior Investment Corp. (“SUNS”) acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare ABL was approximately $32.8 million. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of September 30, 2025, SLR Healthcare’s management team and the Company owned approximately 8% and 92% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers (as defined in Note 1 to the Company’s Consolidated Financial Statements) on April 1, 2022. Effective with an amendment dated September 19, 2024, SLR Healthcare has a $160 million non-recourse credit facility, which is expandable to $200 million under its accordion facility. The maturity date of this facility is March 31, 2026.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2025, the portfolio totaled approximately $298.8 million of commitments with a total net investment in loans of $151.8 million on total assets of $160.2 million. As of December 31, 2024, the portfolio totaled approximately $288.3 million of commitments with a total net investment in loans of $130.2 million on total assets of $138.5 million. At September 30, 2025, the portfolio consisted of 48 issuers with an average balance of approximately $3.2 million versus 47 issuers with an average balance of approximately $2.8 million at December 31, 2024. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $122.8 million and $99.6 million of borrowings outstanding at September 30, 2025 and December 31, 2024, respectively. For the three months ended September 30, 2025 and 2024, SLR Healthcare had net income of $1.5 million and $1.3 million, respectively, on gross income of $6.0 million and $5.0 million, respectively. For the nine months ended September 30, 2025 and 2024, SLR Healthcare had net income of $4.4 million and $3.9 million, respectively, on gross income of $17.1 million and $14.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayment of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.

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

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2025, the portfolio totaled approximately $994.8 million of commitments, of which, on a net basis, approximately $552.7 million were funded, on total assets of $597.5 million. As of December 31, 2024, the portfolio totaled approximately $858.0 million of commitments, of which $488.4 million were funded, on total assets of $527.1 million. At September 30, 2025, the portfolio consisted of 191 issuers with an average balance of approximately $2.9 million versus 188 issuers with an average balance of approximately $2.6 million at December 31, 2024. NMC has a senior credit facility with a bank lending group for $367.0 million, which expires on November 13, 2028. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $290.3 million and $231.0 million of borrowings outstanding at September 30, 2025 and December 31, 2024, respectively. For the three months ended September 30, 2025 and 2024, SLR Business Credit had net income of $2.5 million and $0.8 million, respectively, on gross income of $15.4 million and $9.6 million, respectively. For the nine months ended September 30, 2025 and 2024, SLR Business Credit had net income of $8.0 million and $6.3 million, respectively, on gross income of $41.6 million and $31.2 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a $100 million senior secured revolving credit facility (the “SSLP Facility”) with Goldman Sachs Bank USA acting as administrative agent. On October 20, 2023, the SSLP Facility was expanded to $150 million. Effective with an amendment on March 25, 2024, the SSLP Facility is scheduled to mature on December 12, 2028 and generally bears interest at a rate of SOFR plus 2.90%. SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At September 30, 2025 and December 31, 2024, borrowings outstanding on the SSLP Facility totaled $112.5 million and $96.6 million, respectively.

As of September 30, 2025 and December 31, 2024, the Company and the Investor had contributed combined equity capital in the amount of $95.75 million and $95.75 million, respectively. As of September 30, 2025 and December 31, 2024, the Company and the Investor’s combined remaining commitments to SSLP totaled $4.25 million and $4.25 million, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.

As of September 30, 2025 and December 31, 2024, SSLP had total assets of $211.5 million and $197.5 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 28 and 32 different borrowers, respectively. For the three and nine months ended September 30, 2025, SSLP invested $18.5 million and $57.4 million, respectively, in 4 and 11 portfolio companies, respectively. Investments sold or prepaid totaled $15.3 million and $49.0 million, respectively for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, SSLP invested $4.3 million and $45.5 million, respectively, in 7 and 16 portfolio companies, respectively. Investments prepaid totaled $21.3 million and $29.8 million, respectively, for the three and nine months ended September 30, 2024.

SSLP Portfolio as of September 30, 2025 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+500	1.00%	9.00%	5/2027	$6,554	$6,454	$6,554
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+650	1.00%	10.76%	9/2026	2,078	2,078	2,078
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	9.26%	6/2027	3,971	3,971	3,773
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	9.41%	6/2028	9,948	9,948	9,948
Crewline Buyer, Inc.	IT Services	S+675	1.00%	10.91%	11/2030	5,084	4,977	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+525	1.00%	9.39%	5/2029	9,949	9,740	9,949
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	9.75%	11/2029	3,179	3,111	3,179
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	9.76%	10/2029	9,949	9,906	9,949
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	10.62%	1/2029	5,850	5,734	5,850
Foundation Consumer Brands, LLC	Personal Care Products	S+500	1.00%	9.47%	2/2029	7,811	7,811	7,811
High Street Buyer, Inc.	Insurance	S+525	0.75%	9.25%	4/2028	7,468	7,468	7,468
iCIMS, Inc.(4)	Software	S+575	0.75%	10.07%	8/2028	10,000	9,968	10,000
Legacy Service Partners, LLC	Diversified Consumer Services	S+525	1.00%	9.40%	1/2029	2,775	2,724	2,775
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	10.26%	3/2029	7,972	7,834	7,972
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	10.13%	10/2029	2,765	2,710	2,765
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.56%	7/2028	5,804	5,695	5,804
Pinnacle Fertility, Inc.(4)	Health Care Providers & Services	S+500	0.75%	9.27%	3/2028	13,466	13,466	13,466
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.00%	8/2027	5,536	5,442	5,536
RQM+ Corp.(4)	Life Sciences Tools & Services	S+675	1.00%	11.01%	8/2029	6,079	6,079	5,471
RxSense Holdings LLC	Diversified Consumer Services	S+500	1.00%	9.31%	3/2026	8,805	8,805	8,805
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	9.91%	6/2028	8,788	8,788	8,788
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	9.00%	8/2030	12,224	11,911	12,224
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	10.15%	12/2026	5,563	5,563	5,452
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	9.75%	3/2029	3,419	3,344	3,419
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.66%	6/2027	4,081	4,026	4,081
UVP Management, LLC	Health Care Providers & Services	S+550	1.00%	9.65%	9/2027	3,288	3,240	3,288
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	10.50%	11/2030	2,853	2,795	2,853
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+525	1.00%	9.25%	10/2027	12,868	12,815	12,868
							$186,403	$187,210

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of September 30, 2025.
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

Below is certain summarized financial information for SSLP as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024:

	September 30, 2025	December 31, 2024
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $186,403 and $177,236, respectively)	$187,210	$178,740
Cash and other assets	24,311	18,721
Total assets	$211,521	$197,461
Debt outstanding ($112,500 and $96,600 face amounts, respectively, reported net of unamortized debt issuance costs of $1,194 and $1,572, respectively)	$111,306	$95,028
Distributions payable	2,684	3,381
Interest payable and other credit facility related expenses	429	472
Accrued expenses and other payables	383	398
Total liabilities	$114,802	$99,279
Members’ equity	$96,719	$98,182
Total liabilities and members’ equity	$211,521	$197,461

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Selected Income Statement Information for SSLP (in thousands):
Interest income	$5,092	$6,375	$14,119	$18,960
Service fees*	116	132	330	392
Interest and other credit facility expenses	2,263	2,800	6,753	8,438
Other general and administrative expenses	57	46	189	136
Total expenses	2,436	2,978	7,272	8,966
Net investment income	$2,656	$3,397	$6,847	$9,994
Realized gain on investments	21	—	358	—
Net change in unrealized gain (loss) on investments	(353)	29	(697)	420
Net realized and unrealized gain (loss) on investments	$(332)	$29	$(339)	$420
Net income	$2,324	$3,426	$6,508	$10,414

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflect the payment deferral and increased credit risks associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and nine months ended September 30, 2025, capitalized PIK income totaled $1.9 million and $5.4 million, respectively. For the three and nine months ended September 30, 2024, capitalized PIK income totaled $1.4 million and $6.1 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons for the three and nine months ended September 30, 2025 and September 30, 2024 are presented below:

Investment Income

For the three and nine months ended September 30, 2025, gross investment income totaled $57.0 million and $164.1 million, respectively. For the three and nine months ended September 30, 2024, gross investment income totaled $59.8 million and $176.8 million, respectively. The decrease in gross investment income for the year over year three and nine month periods was primarily due to a decrease in the average size of the income-producing investment portfolio as well as a decrease in index rates.

Expenses

Net expenses totaled $35.4 million and $98.7 million, respectively, for the three and nine months ended September 30, 2025, of which $13.4 million and $39.6 million, respectively, consisted of base management fees and performance-based incentive fees and $18.7 million and $51.3 million, respectively, consisted of interest and other credit facility expenses. Other general and administrative expenses totaled $3.3 million and $7.9 million, respectively, for the three and nine months ended September 30, 2025. Over the same periods, $13 thousand and $35 thousand of performance-based incentive fees were waived. Net expenses totaled $35.4 million and $104.3 million, respectively, for the three and nine months ended September 30, 2024, of which $14.0 million and $41.7 million, respectively, were base management fees and performance-based incentive fees and $18.9 million and $55.3 million, respectively, were interest and other credit facility expenses. Other general and administrative expenses totaled $2.6 million and $7.4 million, respectively, for the three and nine months ended September 30, 2024. Over the same periods, $41 thousand and $0.1 million of performance-based incentive fees were waived. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses for the year over year nine month periods was primarily due to lower interest expense from a decrease in average borrowings as well as a decrease in the index rates on borrowings.

Net Investment Income

The Company’s net investment income totaled $21.6 million and $65.3 million, or $0.40 and $1.20, per average share, respectively, for the three and nine months ended September 30, 2025. The Company’s net investment income totaled $24.3 million and $72.5 million, or $0.45 and $1.33, per average share, respectively, for the three and nine months ended September 30, 2024.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $312 million and $718 million, respectively, for the three and nine months ended September 30, 2025. Net realized gains over the same periods were $1.3 million and $1.1 million, respectively. The Company had investment sales and prepayments totaling approximately $224 million and $447 million, respectively, for the three and nine months ended September 30, 2024. Net realized losses over the same periods were $2.7 million and $2.5 million, respectively. Net realized gain (loss) for the three and nine months ended September 30, 2025 and 2024 were primarily due to the disposition of selected assets.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2025, net change in unrealized gain on the Company’s assets totaled $0.4 million and $1.0 million, respectively. Net unrealized gain for the three months ended September 30, 2025 was primarily due to appreciation in the value of our investments in SLR Business Credit, KBH Topco, LLC, SLR-AMI Topco Blocker LLC, Arcutis Biotherapeutics, Inc., Bayside Parent, LLC and Cerapedics, Inc., among others, partially offset by depreciation in the value of our investments in SLR Credit Solutions, SLR Equipment Finance and RQM+ Corp., among others, as well as the reversal of previously recognized unrealized appreciation upon the refinance of our investment in DeepIntent, Inc. Net unrealized gain for the nine months ended September 30, 2025 was primarily due to appreciation in the value of our investments in KBH Topco, LLC, SLR Business Credit, Bayside Parent, LLC, Arcutis Biotherapeutics, Inc., Cerapedics, Inc. and Centinel Spine LLC, among others, partially offset by depreciation in the value of our investments in SLR Equipment Finance, SLR Credit Solutions, SLR-AMI Topco Blocker, LLC, RQM+ Corp., OmniGuide Holdings, Inc., SOINT, LLC and SLR Senior Lending Program LLC, among others, as well as the reversal of previously recognized unrealized appreciation upon the exit of our investments in Outset Medical, Inc. and Retina Midco, Inc. For the three and nine months ended September 30, 2024, net change in unrealized gain (loss) on the Company’s assets totaled $0.4 million and $3.1 million, respectively. Net unrealized gain for the three months ended September 30, 2024 was primarily due to appreciation in the value of our investments in KBH Topco, LLC, Outset Medical, Inc. and Bayside Parent, LLC, among others, partially offset by the reversal of previously recognized unrealized appreciation on our investments in Neuronetics, Inc. and Alimera Sciences, Inc. as well as depreciation in the value of our investment in SLR Equipment Finance and Logix Holding Company, among others. Net unrealized gain for the nine months ended September 30, 2024 was primarily due to appreciation in the value of our investments in KBH Topco, LLC, SLR Credit Solutions, Outset Medical, Inc. and Bayside Parent, LLC, among others, partially offset the reversal of previously recognized unrealized appreciation on our investment in Alimera Sciences, Inc. as well as by depreciation in the value of our investments in SLR Equipment Finance, SOINT, LLC and RQM+ Corp., among others.

Net Increase in Net Assets from Operations

For the three and nine months ended September 30, 2025, the Company had a net increase in net assets resulting from operations of $23.3 million and $67.5 million, respectively. For the same periods, earnings per average share were $0.43 and $1.24, respectively. For the three and nine months ended September 30, 2024, the Company had a net increase in net assets resulting from operations of $22.0 million and $73.1 million, respectively. For the same periods, earnings per average share were $0.40 and $1.34, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility and SPV Credit Facility, the 2026 Unsecured Notes, the 2027 Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Series G Unsecured Notes, the 2028 Series H Unsecured Notes, the 2028 Series I Unsecured Notes and the 2028 Series J Unsecured Notes (each as defined below and, collectively, the “Debt Instruments”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of September 30, 2025, we had a total of $471.6 million of collective unused borrowing capacity under the Credit Facility and SPV Credit Facility, subject to borrowing base limits.

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

For the three and nine months ended September 30, 2025, the Company sold no shares of common stock under the Equity Distribution Agreement. As of September 30, 2025, shares representing $150.0 million of our common stock remain available for issuance and sale under the Equity Distribution Agreement.

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

Debt

On August 21, 2025, the Company closed a private offering of $75 million of unsecured notes due 2028 (the “2028 Series J Unsecured Notes”) with a fixed interest rate of 5.95% and a maturity date of August 21, 2028. Interest on the 2028 Series J Unsecured Notes is due semi-annually on February 21 and August 21. The 2028 Series J Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On July 30, 2025, the Company closed a private offering of $50 million of unsecured notes due 2028 (the “2028 Series I Unsecured Notes”) with a fixed interest rate of 5.96% and a maturity date of July 30, 2028. Interest on the 2028 Series I Unsecured Notes is due semi-annually on January 30 and July 30. The 2028 Series I Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On February 18, 2025, the Company closed a private offering of $50 million of unsecured notes with a fixed interest rate of 6.14% and a maturity date of February 18, 2028 (the “2028 Series H Unsecured Notes”). Interest on the 2028 Series H Unsecured Notes is due semi-annually on February 18 and August 18. The 2028 Series H Unsecured Notes were issued in a private placement only to qualified institutional buyers.

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

On August 16, 2024, the Company closed on Amendment No. 3 to its August 28, 2019 senior secured credit agreement (as amended to date, the “Credit Facility”). Following this amendment and several commitment increases between the fourth quarter of 2024 and the quarter ended September 30, 2025, the Credit Facility is now composed of $720 million of revolving credit and $140 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in August 2029 and includes ratable amortization in the final year. Subsequent to Amendment No. 4 on December 3, 2024, the Credit Facility may be increased up to $900 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At September 30, 2025, outstanding USD equivalent borrowings under the Credit Facility totaled $498.4 million, composed of $358.4 million of revolving credit and $140.0 million of term loans.

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

On April 1, 2022, we entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to our assumption of the revolving credit facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 30, 2024 amendment, the commitment under the SPV Credit Facility is $275 million. The stated interest rate on the SPV Credit Facility is SOFR plus 2.25%-2.75% with no SOFR floor requirement, and the current final maturity date is August 30, 2028. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we, as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At September 30, 2025, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $165.1 million.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At September 30, 2025, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time to time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded from total assets for purposes of computing the asset base upon which the management fee is determined. As of September 30, 2025 and December 31, 2024, we held face amounts of $375 million and $400 million, respectively, in cash equivalents.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of September 30, 2025:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$523.4	$—	$165.1	$358.3	$—
Unsecured senior notes	484.0	—	484.0	—	—
Term loans	140.0	—	—	140.0	—

(1)
As of September 30, 2025, we had a total of $471.6 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table (in thousands) as of the quarter ended September 30, 2025 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2025 (through September 30, 2025)	$358,386	$583	—	N/A
Fiscal 2024	342,043	642	—	N/A
Fiscal 2023	407,000	631	—	N/A
Fiscal 2022	293,000	513	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
SPV Credit Facility
Fiscal 2025 (through September 30, 2025)	165,050	268	—	N/A
Fiscal 2024	165,050	310	—	N/A
Fiscal 2023	206,250	320	—	N/A
Fiscal 2022	155,200	272	—	N/A
2022 Unsecured Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2023	—	—	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2024	—	—	—	N/A
Fiscal 2023	125,000	194	—	N/A
Fiscal 2022	125,000	219	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2025 Unsecured Notes
Fiscal 2025 (through September 30, 2025)	—	—	—	N/A
Fiscal 2024	85,000	159	—	N/A
Fiscal 2023	85,000	132	—	N/A
Fiscal 2022	85,000	149	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2026 Unsecured Notes
Fiscal 2025 (through September 30, 2025)	$75,000	$122	—	N/A
Fiscal 2024	75,000	141	—	N/A
Fiscal 2023	75,000	116	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2025 (through September 30, 2025)	50,000	81	—	N/A
Fiscal 2024	50,000	94	—	N/A
Fiscal 2023	50,000	77	—	N/A
Fiscal 2022	50,000	88	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2025 (through September 30, 2025)	135,000	220	—	N/A
Fiscal 2024	135,000	253	—	N/A
Fiscal 2023	135,000	209	—	N/A
Fiscal 2022	135,000	237	—	N/A
2027 Series G Unsecured Notes
Fiscal 2025 (through September 30, 2025)	49,000	80	—	N/A
Fiscal 2024	49,000	92	—	N/A
2028 Series H Unsecured Notes
Fiscal 2025 (through September 30, 2025)	50,000	81	—	N/A
2028 Series I Unsecured Notes
Fiscal 2025 (through September 30, 2025)	50,000	81	—	N/A
2028 Series J Unsecured Notes
Fiscal 2025 (through September 30, 2025)	75,000	122	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Term Loans
Fiscal 2025 (through September 30, 2025)	140,000	228	—	N/A
Fiscal 2024	140,000	263	—	N/A
Fiscal 2023	100,000	155	—	N/A
Fiscal 2022	100,000	175	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2025 (through September 30, 2025)	$1,147,436	$1,866	—	N/A
Fiscal 2024	1,041,093	1,954	—	N/A
Fiscal 2023	1,183,250	1,834	—	N/A
Fiscal 2022	1,093,200	1,915	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A

Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A

(1)
Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of September 30, 2025, asset coverage was 186.6%.
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

Off-Balance Sheet Arrangements

From time to time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2025 and December 31, 2024, respectively:

(in millions)	September 30, 2025	December 31, 2024
Cogent Biosciences, Inc.	$56.1	$—
SLR Credit Solutions*	44.3	44.3
Ardelyx, Inc.	29.3	6.6
Lyneer Staffing Solutions, LLC	25.9	—
OIS Management Services, LLC	20.9	—
Infillion Inc.	20.7	—
SLR Business Credit*	20.0	8.0
SLR Healthcare ABL*	15.2	10.0
Wilbur-Ellis Holdings II, LLC	14.6	—
Arcutis Biotherapeutics, Inc.	12.7	12.7
BDG Media, Inc.	11.7	11.8
Stella & Chewy's, LLC	10.8	—
SLR Equipment Finance*	10.5	3.0
DeepIntent, Inc.	10.4	7.3
WALCO Funding, LLC	8.7	—
Velocity One, LLC	7.2	—
United Digestive MSO Parent, LLC	6.6	7.5
WMD Funding LLC	6.4	7.2
Quantcast Corporation	6.1	4.1
The Townsend Company, LLC	5.6	7.9
Plastic Management, LLC	5.4	10.8
Pinnacle Fertility, Inc.	5.3	—
33 Across Inc.	4.8	4.2
Copper River Seafoods, Inc.	4.5	6.9
One Touch Direct, LLC	4.3	8.0
Sightly Enterprises, Inc.	3.7	2.7
SPR Therapeutics, Inc.	3.7	6.1
Streamland Media Holdings LLC	3.3	—
iCIMS, Inc.	3.2	3.5
CVAUSA Management, LLC	3.1	10.2
Southern Lifting and Hoisting, LLC	3.1	—
Sherwood Management Co., Inc.	2.6	—
Western Veterinary Partners LLC	2.1	18.2
SLR Senior Lending Program LLC*	2.1	2.1
Bayside Opco, LLC	2.1	2.1
Southern Transport LLC	2.1	—
SunMed Group Holdings, LLC	1.6	1.6
SPAR Marketing Force, Inc.	1.6	5.4
EyeSouth Eye Care Holdco LLC	1.3	1.3
Tilley Distribution, Inc.	1.0	1.2
Urology Management Holdings, Inc.	0.9	0.9
NS and Associates LLC	0.7	—
High Street Buyer, Inc.	0.6	0.6
CC SAG Holdings Corp. (Spectrum Automotive)	0.5	0.5
Omniguide Holdings, Inc.	0.3	—
TAUC Management, LLC	0.3	0.3
Shoes for Crews Global, LLC	0.3	0.3
All States Ag Parts, LLC	0.2	0.3
Pasadena Private Lending Inc.	—	8.4
Foundation Consumer Brands, LLC	—	3.0
Erie Construction Mid-west, LLC	—	2.4
Kaseya, Inc.	—	1.9
RxSense Holdings LLC	—	1.3
Total Commitments	$408.4	$234.6

* The Company controls the funding of these commitments and may cancel them at its discretion.

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2025
November 4, 2025	December 12, 2025	December 26, 2025	$0.41
August 5, 2025	September 12, 2025	September 26, 2025	0.41
May 7, 2025	June 13, 2025	June 27, 2025	0.41
February 25, 2025	March 14, 2025	March 28, 2025	0.41
Total 2025			$1.64
Fiscal 2024
November 6, 2024	December 13, 2024	December 27, 2024	$0.41
August 7, 2024	September 13, 2024	September 27, 2024	0.41
May 8, 2024	June 13, 2024	June 27, 2024	0.41
February 27, 2024	March 14, 2024	March 28, 2024	0.41
Total 2024			$1.64
Fiscal 2023
November 7, 2023	December 14, 2023	December 28, 2023	$0.41
September 5, 2023	September 20, 2023	September 28, 2023	0.136667
August 8, 2023	August 18, 2023	August 30, 2023	0.136667
July 5, 2023	July 20, 2023	August 1, 2023	0.136667
June 1, 2023	June 20, 2023	June 29, 2023	0.136667
May 10, 2023	May 24, 2023	June 1, 2023	0.136667
April 4, 2023	April 20, 2023	May 2, 2023	0.136667
February 28, 2023	March 23, 2023	April 4, 2023	0.136667
February 2, 2023	February 16, 2023	March 1, 2023	0.136667
January 10, 2023	January 26, 2023	February 2, 2023	0.136667
Total 2023			$1.64

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, a downgrade in the U.S. credit rating or a prolonged government shutdown, the war between Ukraine and Russia, the ongoing war in the Middle East and other geopolitical risk and the U.S. government’s recent enactments and proposals to enact substantial tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the nine months ended September 30, 2025, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of September 30, 2025 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by seven cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2025 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately six cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time to time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2025, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.07)	$0.06

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of September 30, 2025, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 25, 2025 filing of our Annual Report on Form 10-K (the “Annual Report”) , which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period ended September 30, 2025 to the risk factors discussed in “Risk Factors” in the February 25, 2025 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the 1934 Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the 1934 Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Unsecured Note Issuance

On August 21, 2025, the Company closed a private offering of $75 million of the 2028 Series J Unsecured Notes with a fixed interest rate of 5.95% and a maturity date of August 21, 2028. Interest on the 2028 Series J Unsecured Notes is due semi-annually on February 21 and August 21. The 2028 Series J Unsecured Notes were issued in a private placement only to qualified institutional buyers.

The description above is only a summary of the material provisions of the 2028 Series J Unsecured Notes and is qualified in its entirety by reference to the full text of the Form of Ninth Supplement to Note Purchase Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Second Amended and Restated Bylaws(4)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

10.1	Form of Ninth Supplement to Note Purchase Agreement*

23.1	Awareness Letter of Independent Registered Public Accounting Firm*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2025.

SLR INVESTMENT CORP.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)