Form 10-K
period 2025-12-31
SLR Investment Corp.
filed 2026-02-24
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2025 based on the closing price on that date of $16.14 on the NASDAQ Global Select Market was approximately $803.6 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 54,554,634 shares of the Registrant’s common stock outstanding as of February 20, 2026.

Auditor Firm Id: 185	Auditor Name: KPMG LLP	Auditor Location: New York, NY

SLR INVESTMENT CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

PART I

Item 1. Business

SLR Investment Corp. (the “Company”, “SLRC”, “we” or “our”), a Maryland corporation formed in November 2007, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Our investment activities are managed by SLR Capital Partners, LLC (“SLR Capital Partners” or the “Investment Adviser”) and supervised by our board of directors (the “Board” or “board of directors”), a majority of whom are non-interested, as such term is defined in Section 2(a)(19) of the 1940 Act. SLR Capital Management, LLC (“SLR Capital Management” or the “Administrator”) provides the administrative services necessary for us to operate.

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

As of December 31, 2025, our investment portfolio totaled $2.1 billion and our net asset value was $996.0 million. Our portfolio was comprised of debt and equity investments in 100 portfolio companies.

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

In addition, SLR Capital Partners currently serves as investment adviser to private funds and managed accounts as well as to SCP Private Credit Income BDC LLC, an unlisted BDC that primarily invests in first lien loans to upper middle market private leveraged companies, SLR HC BDC LLC, an unlisted BDC that primarily invests in first lien healthcare cash flow loans and life science loans, and SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans. As of February 20, 2026, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 8.5% of our outstanding common stock.

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
•
The significant amount of debt maturing through 2026 should provide additional demand for capital. A high volume of financings are expected to mature through 2026. We believe that this supply of prospective lending opportunities coupled with a lack of available credit in the middle-market lending space may offer attractive risk-adjusted returns to investors. Risk-adjusted return compares returns against the amount of risk incurred. The term “risk-adjusted return” does not imply that an investment is no risk or low risk.
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

Investment Capacity

The proceeds from our public offerings and the concurrent private placement, the borrowing capacities under the senior secured credit facility led by Citibank, N.A. (the “Credit Facility”) and the SUNS SPV LLC senior secured credit facility (the “SPV Credit Facility”), our $75 million of unsecured notes due 2026 (the “2026 Unsecured Notes”), our $50 million of unsecured senior notes due 2027 (the “2027 Unsecured Notes”), our $135 million of unsecured notes due 2027 (the “2027 Series F Unsecured Notes”), our $49 million of unsecured notes due 2027 (the “2027 Series G Unsecured Notes”), our $50 million of unsecured senior notes due 2028 (the “2028 Series H Unsecured Notes”), our $50 million of unsecured notes due 2028 (the “2028 Series I Unsecured Notes”), our $75 million of unsecured notes due 2028 (the “2028 Series J Unsecured Notes”), the available capital at our significant subsidiaries and the expected repayments of existing portfolio company investments provide us with a substantial amount of capital available for deployment into new investment opportunities. We believe we are well positioned for the current marketplace.

The Company’s Leverage

As of December 31, 2025, we had total outstanding borrowings of approximately $1.15 billion. Under the provisions of the 1940 Act, we are permitted to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of December 31, 2025, our asset coverage ratio was 186.3%. We believe our relatively low level of leverage provides us with a competitive advantage as proceeds from our investments are available for reinvestment as opposed to being consumed by debt repayment. We may increase our relative level of debt in the future. However, we do not currently anticipate operating with a substantial amount of debt relative to our total assets.

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
Aerospace & Defense
•
Air Freight & Logistics
•
Asset Management & Custody Banks
•
Automobiles
•
Automobile Components
•
Biotechnology
•
Broadline Retail
•
Building Products
•
Capital Markets
•
Chemicals
•
Commercial Services & Supplies
•
Communications Equipment
•
Construction & Engineering
•
Consumer Finance
•
Consumer Staples Distribution & Retail
•
Containers & Packaging
•
Distributors
•
Diversified Consumer Services
•
Diversified Real Estate Activities
•
Diversified Telecommunications Services
•
Education Services
•
Energy Equipment & Services
•
Fertilizers & Agricultural Chemicals
•
Financial Services
•
Food Products
•
Footwear
•
Ground Transportation
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
Passenger Airlines
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

At December 31, 2025, our portfolio consisted of 100 portfolio companies and was invested 21.5% in cash flow senior secured loans, 47.1% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL (“SLR Healthcare”)/ SLR Business Credit, 20.4% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 11.0% in life science senior secured loans, in each case, measured at fair value. We expect that our portfolio will continue to include primarily senior secured loans, financing leases and to a lesser extent, unsecured loans and equity securities. In addition, we also expect to invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.

While our primary investment objective is to maximize current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2025 and December 31, 2024:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2025

Portfolio Company	% of Total Assets
Kingsbridge Holdings, LLC*	12.2%
SLR Credit Solutions*	10.9%
SLR Business Credit*	5.2%
SLR Equipment Finance*	4.0%
Enhanced Capital Group, LLC	2.1%
SLR Senior Lending Program LLC*	1.9%
Ardelyx, Inc.	1.8%
Insight Investments Holdings, LLC	1.7%
Lyneer Staffing Solutions, LLC	1.7%
SLR Healthcare ABL*	1.5%

* Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment.

Industry	% of Total Assets
Financial Services	24.9%
Multi-Sector Holdings	16.2%
Health Care Providers & Services	7.8%
Health Care Equipment & Supplies	4.4%
Capital Markets	4.1%
Professional Services	3.7%
Diversified Consumer Services	3.3%
Pharmaceuticals	3.3%
Asset Management & Custody Banks	1.9%
Life Sciences Tools & Services	1.7%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2024

Portfolio Company	% of Total Assets
SLR Credit Solutions*	11.8%
Kingsbridge Holdings, LLC*	10.3%
SLR Business Credit*	5.1%
SLR Equipment Finance*	4.5%
SLR Senior Lending Program LLC*	2.0%
Outset Medical, Inc.	1.9%
Enhanced Capital Group, LLC	1.8%
SLR Healthcare ABL*	1.7%
Ardelyx, Inc.	1.6%
Cerapedics, Inc.	1.5%

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

Set forth below is a brief description of each portfolio company in which we have made an investment that represents 5% or greater of our total assets as of December 31, 2025.

SLR Credit Solutions

We invested in SLR Credit as an independent commercial finance company that provides primarily senior secured loans for both asset-based and cash flow financings to middle-market companies. Its team of experienced, responsive professionals has underwritten, closed and managed more than $20 billion in secured debt commitments across a wide range of industries. As of December 31, 2025, SLR Credit had 33 funded commitments to 26 different issuers with total funded loans of approximately $404.1 million on total assets of $420.7 million. SLR Credit’s competitors include other specialty finance companies and small banks. As with most finance companies, SLR Credit is exposed to interest rate risk, which it mostly mitigates by issuing loans with floating rates.

Kingsbridge Holdings, LLC

On November 3, 2020, the Company acquired 87.5% of the equity securities of KBH through KBH Topco LLC (“KBHT”), a Delaware corporation. KBH is a residual focused independent mid-ticket lessor of equipment primarily to U.S. large corporate companies. The Company invested $216.6 million to effect the transaction, of which $136.6 million was invested to acquire 87.5% of KBHT’s equity and $80.0 million in KBH’s debt. The existing management team of KBH committed to continuing to lead KBH after the transaction. The Company currently owns 93.75% of KBHT equity and the KBH management team owns the remaining 6.25% of KBHT’s equity. As of December 31, 2025, KBHT had total assets of $940.3 million.

SLR Business Credit

The Company acquired SLR Business Credit in connection with the Mergers on April 1, 2022. SLR Business Credit is a leading asset-backed lending commercial finance company that provides asset-backed financings to U.S. based small-to-medium-sized businesses in a variety of industries. SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2025, the portfolio totaled approximately $920.4 million of commitments, of which $535.2 million were funded, on total assets of $574.1 million.

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

SLR Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2025 and December 31, 2024 the weighted average investment rating on the fair market value of our portfolio was a 2. In connection with our valuation process, SLR Capital Partners reviews these investment ratings on a quarterly basis.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2025, there was no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

Our portfolio may be concentrated in a limited number of portfolio companies and industries. The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that it is not limited by the 1940 Act with respect to the proportion of its assets that it could invest in a single portfolio company. To the extent that we assume large positions in the securities of a small number of portfolio companies, our net asset value could fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the portfolio company. We could also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. As of December 31, 2025, our investments in Kingsbridge Holdings, LLC, SLR Credit Solutions and SLR Business Credit comprised 12.2%, 10.9% and 5.2%, respectively, of our total assets and our investments in the financial services, multi-sector holdings and health care providers & services industries comprised 24.9%, 16.2% and 7.8%, respectively, of our total assets. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments may be concentrated in relatively few industries or portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

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
•
loss of a major funding source;
•
uncertainty regarding U.S. immigration and work permit policies;
•
an increase in negative global media coverage relating to the private credit industry; or
•
general economic conditions and trends and other external factors.

Our businesses may be adversely affected by litigation and regulatory proceedings.

From time to time, we may be subject to legal actions as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas. In any such claims or actions, demands for substantial monetary damages may be asserted against us and may result in financial liability or an adverse effect on our reputation among investors. In addition, any leadership changes or reforms at U.S. federal regulatory agencies with oversight over our industry may impose additional costs or result in other limitations on us.

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

In recent periods, there has been increased activity by certain activist and other organized groups in opposition to certain investments made by and activities of investment funds. Such groups may contact or otherwise seek to engage with government and regulatory bodies and fund investors, including public pension funds, to criticize or challenge certain investments, which could lead to negative publicity that could harm our or our Investment Adviser’s reputation. In addition, partially as a result of certain high profile defaults and bankruptcies, there has also been increased negative publicity with respect to the private credit industry. Although neither we nor our Investment Adviser have been involved in those particular defaults and bankruptcies, the negative publicity and concerns surrounding the private credit industry generally could in the future harm our or our Investment Adviser’s reputation, adversely affect our borrower or investor relationships and fundraising efforts and create pressure on the trading price of our common stock.

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

As of February 20, 2026, Messrs. Gross and Spohler beneficially owned, either directly or indirectly, approximately 8.5% of our outstanding common stock. Such shares are generally available for resale without restriction, subject to the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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

Under Maryland General Corporation Law (the “MGCL”) and our charter, our board of directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, the board of directors is required by Maryland law and our charter to set the preferences, conversion or other rights, voting powers, restrictions, limitations as to other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the board of directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. The issuance of shares of preferred stock convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion, provided that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

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

On May 7, 2025, our board of directors most recently extended our share repurchase program (the “Program”), under which we can repurchase up to $50 million shares of our outstanding common stock. Under the Program, purchases can be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations, and at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. We have in the past, and could in the future, enter into a plan to repurchase shares of our common stock pursuant to the Program in a manner intended to comply with the requirements of Rule 10b5-1 under the 1934 Act. Unless further amended or extended by our board of directors, we expect the Program to be in place until the earlier of May 7, 2026 or until $50 million of our outstanding shares of common stock have been repurchased.

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

As of December 31, 2025, we had $505.4 million outstanding under the Credit Facility, composed of $352.2 million of revolving credit and $153.1 million outstanding of term loans, and $165.1 million outstanding under our SPV Credit Facility. We also had $75.0 million outstanding of 2028 Series J Unsecured Notes, $50.0 million outstanding of 2028 Series I Unsecured Notes, $50.0 million outstanding of 2028 Series H Unsecured Notes, $49.0 million outstanding of 2027 Series G Unsecured Notes, $135.0 million outstanding of the 2027 Series F Unsecured Notes, $50.0 million outstanding of the 2027 Unsecured Notes and $75.0 million outstanding of the 2026 Unsecured Notes. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

We borrow money as part of our business plan. Borrowings, also known as leverage, magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of December 31, 2025, we had $505.4 million outstanding under the Credit Facility, composed of $352.2 million of revolving credit and $153.1 million outstanding of term loans, and $165.1 million outstanding under our SPV Credit Facility. We also had $75.0 million outstanding of 2028 Series J Unsecured Notes, $50.0 million outstanding of 2028 Series I Unsecured Notes, $50.0 million outstanding of 2028 Series H Unsecured Notes, $49.0 million outstanding of 2027 Series G Unsecured Notes, $135.0 million outstanding of the 2027 Series F Unsecured Notes, $50.0 million outstanding of the 2027 Unsecured Notes and $75.0 million outstanding of the 2026 Unsecured Notes. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, the SPV Credit Facility, the 2028 Series J Unsecured Notes, the 2028 Series I Unsecured Notes, the 2028 Series H Unsecured Notes, the 2027 Series G Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Unsecured Notes and the 2026 Unsecured Notes, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Also, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our Investment Adviser, SLR Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, SLR Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to SLR Capital Partners.

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

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(32.4)%	(19.5)%	(6.6)%	6.3%	19.3%

(1)
Assumes $2.57 billion in total assets (inclusive of temporary cash assets of $349 million) and $1.15 billion in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2025, and a cost of funds of 5.67%. Excludes non-leverage related expenses.

In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2025, we must achieve annual returns on our December 31, 2025 total assets of at least 2.5%.

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

The MGCL and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of SLR Investment Corp. or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. The SEC staff has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Control Share Act. As a result, we will amend our bylaws to be subject to the Control Share Act only if our board of directors determines that it would be in our best interests.

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

In addition, cybersecurity is a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. In particular, state and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect the Company’s profitability. The SEC has adopted rules related to cybersecurity risk management for registered investment advisers, registered investment companies and BDCs. In addition, the SEC requires public companies to disclose material cybersecurity incidents on Form 8-K and provide periodic disclosure regarding their cybersecurity risk management, strategy, and governance in annual reports. In May 2024, the SEC adopted cybersecurity regulations as an amendment to Regulation S-P designed to establish a federal “minimum standard” for covered institutions to adopt an incident response program to govern their response to any unauthorized access of customer information. The adopted rule requires compliance as of December 2025 and applies to us as it includes investment companies and registered investment advisers. The amendments require implementation of written policies and procedures to safeguard customer records and information by imposing notification requirements to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization and other requirements, such as review of incident response programs and having policies and procedures regarding compliance by third-party service providers. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and our Investment Adviser’s policies and systems designed to manage cybersecurity risks and related disclosures. We also may face increased costs to comply with the new SEC rules, including our Investment Adviser’s increased costs for cybersecurity training and management, a portion of which may be allocated to us. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and incidents, which may further adversely affect the Company’s profitability. If we fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

Regulators are also increasing scrutiny and implementing and considering regulation of the use of artificial intelligence technologies, including with respect to uses of artificial intelligence by investment advisers. While comprehensive U.S. regulation has not been enacted to date, various U.S. governmental agencies and departments, including the SEC and Department of the Treasury, have recently released reports or otherwise indicated interest in assessing risks relating to uses of artificial intelligence by businesses such as ours. Some specific laws governing artificial intelligence have already been passed in certain U.S. states and in the European Union. We cannot predict what, if any, effects this may have on our business or the nature of future regulations.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The United States has enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of United States trade policy, and there continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the political and geopolitical developments in Venezuela, the large-scale invasion of Ukraine by Russia that began in February 2022 and resulting sanctions or other restrictive actions that the

United States and other countries have imposed against Russia, an inflationary environment and the ongoing tensions in the Middle East (including the internal unrest in Iran) and between China and Taiwan, could adversely affect our business, financial condition or results of operations. In addition, social unrest, changes regarding immigration and work permit policies and other political and security concerns may not abate, which may cause the debt and equity capital markets and our business to be adversely affected both within and outside of regions experiencing ongoing conflicts.

Additionally, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, Canada, China or other countries, or reactionary measures in response thereto, including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we and our portfolio companies operate. These factors may affect the level and volatility of credit and securities prices and the liquidity and value of our investments, and we and our portfolio companies may not be able to successfully manage our exposure to these conditions. This could in turn materially reduce our net asset value and dividends and adversely affect our financial prospects and condition. In addition, numerous structural dynamics and persistent market trends have exacerbated volatility and market uncertainty. Concerns over significant volatility in the commodities markets, sluggish economic expansion in foreign economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries, uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures, government agency closures, prolonged government shutdowns and speculation about a possible recession all highlight the fact that economic conditions remain unpredictable and volatile.

In recent periods, geopolitical tensions, including between the U.S. and China, have escalated. Further escalation of such tensions and the related imposition of sanctions or other trade barriers may negatively impact the rate of global growth, particularly in China, where growth has slowed. Moreover, there is a risk of both sector-specific and broad-based volatility, corrections and/or downturns in the equity and credit markets. A number of factors have had and may continue to have an adverse impact on credit markets in particular. In 2025, the weakness and the uncertainty regarding the stability of the oil and gas markets resulted in a tightening of credit across multiple sectors.

While the Federal Reserve cut its benchmark rate in the third and fourth quarters of 2024 and 2025 and indicated that there may be additional rate cuts in 2026, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not return to making upwards adjustments to the federal funds rate in the future. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

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

There is uncertainty surrounding potential legal, regulatory and policy changes by the current presidential administration in the United States that may directly affect financial institutions and the global economy.

The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas, which could adversely impact the Company and its stockholders. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.

The London Interbank Offered Rate (“LIBOR”) was an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to our portfolio companies.

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

In recent years, the macroeconomic environment has experienced uncertainty related to evolving tariff and trade policies, geopolitical tensions, inflationary pressures, labor market shortages and disputes, changes in interest rates, supply chain disruptions, foreign currency fluctuations, and periods of volatility in global capital markets. The risks associated with the Company’s and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.

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

Technological innovations and industry disruptions, including artificial intelligence, could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.

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

Artificial intelligence, including machine learning technology and generative artificial intelligence, is rapidly evolving. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could significantly disrupt the business models and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on our or our portfolio companies’ business, financial condition and results of operations.

We, our Investment Adviser and our Administrator may use and may plan to expand our use of artificial intelligence tools and technologies in the operation of our business. In addition, certain of our portfolio companies use and may plan to expand their use of artificial intelligence tools and technologies in the operation of their businesses. These uses come with potential risks, including, but not limited to, generation of inaccurate results, misuse or disclosures of confidential information, infringement of third-party intellectual property rights, potential cybersecurity vulnerabilities, reputational risk, and regulatory burdens. Artificial intelligence models may create outputs that are flawed, inaccurate, biased, or that infringe or misappropriate intellectual property of third parties. The models may also be subject to new or different modes of cyber attacks, including prompt injection attacks, and such attacks may be able to circumvent our cybersecurity tools and processes. To the extent we, our Investment Adviser, our Administrator, or any of our portfolio companies rely on such technologies, these risks could negatively impact us or our portfolio companies. There is also a risk that artificial intelligence tools or applications may be misused by employees and/or third parties engaged by us, our Investment Adviser or Administrator, or by our portfolio companies. For example, an employee of our Investment Adviser may input confidential information, including material non-public information, trade secrets, or personal information, into artificial intelligence technologies in a manner that results in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users, including our competitors. Further, we, our Investment Adviser or Administrator or our portfolio companies may not be able to control how third-party artificial intelligence technologies that we or they choose to use are developed or maintained, or how data we or they input is used or disclosed, even where contractual protections with respect to these matters have been sought. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. The misuse or misappropriation of data of any of our portfolio companies could have an adverse impact on such businesses reputation and could subject such portfolio company to legal and regulatory investigations and/or actions.

We or our portfolio companies may also be exposed to competitive risks related to the adoption of artificial intelligence or other new technologies by others within our respective industries. If our or our portfolio companies’ competitors are more successful than us or our portfolio companies in the use of artificial intelligence or development of services or products based on artificial intelligence, or we or our portfolio companies do so at a slower pace than others, we or our portfolio companies may be at a competitive disadvantage.

In addition, our or our portfolio companies’ investments in technology systems and artificial intelligence may not deliver the benefits we or they expect, which could be costly for our or their respective businesses.

Finally, regulations related to artificial intelligence may also impose on us or our portfolio companies certain obligations and costs related to monitoring and compliance, and we or they could be subject to regulatory actions if we or they are deemed not to have complied.

We are subject to risks related to corporate social responsibility.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Certain institutional investors may consider such ESG ratings and measures in making their investment decisions. If our ESG ratings or performance do not meet the standards set by such investors or our stockholders, they may choose to exclude our securities from their investments. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to, human rights, climate change, environmental stewardship, support for local communities, corporate governance and transparency or consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that the Company’s ESG and sustainability practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types. At the same time, in recent years “anti-ESG” sentiment has also gained momentum across the U.S., with several states, the executive branch and federal agencies, and Congress having proposed, enacted or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and pursued related investigations and litigation. If investors subject to “anti-ESG” legislation view our Investment Adviser’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact the price of our common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. Further, some groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision and in January 2025, the Trump Administration signed a number of Executive Orders focused on DEI, which caution the private sector to end “illegal DEI discrimination and preferences” and preview upcoming compliance investigations of private entities with respect to DEI initiatives, including publicly traded companies. Agencies across the federal government, including the Department of Justice, the Federal Communications Commission, and the Equal Employment Opportunity Commission, have been focusing on DEI-related investigations and enforcement. It is uncertain how the interpretation, application, and enforcement of laws (including U.S. state and federal nondiscrimination laws), policies, and public sentiment related to DEI will evolve, and it may become increasingly challenging to establish global DEI-related policies and programs that meet the varied laws, policies, and norms of different jurisdictions. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose our Investment Adviser to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm. Compliance with any new ESG laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent that weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. These events and the disruptions they cause, alone or in combination, could also lead to increased costs of insurance for us and/or our portfolio companies. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

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

		Price Range		Premium or (Discount) of High Closing	Premium or (Discount) of Low Closing Price to	Declared
	NAV(1)	High	Low	Price to NAV(2)	NAV (2)	Distributions(3)
Fiscal 2025
Fourth Quarter	$18.26	$16.15	$13.96	(11.6)%	(23.5)%	$0.41
Third Quarter	18.21	16.80	15.27	(7.7)	(16.1)	0.41
Second Quarter	18.19	17.01	14.19	(6.5)	(22.0)	0.41
First Quarter	18.16	17.82	16.18	(1.9)	(10.9)	0.41
Fiscal 2024
Fourth Quarter	$18.20	$16.86	$14.90	(7.4)%	(18.1)%	$0.41
Third Quarter	18.20	16.25	14.66	(10.7)	(19.5)	0.41
Second Quarter	18.20	16.70	14.80	(8.2)	(18.7)	0.41
First Quarter	18.19	15.76	14.76	(13.4)	(18.9)	0.41

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

On February 20, 2026, the last reported sales price of our common stock was $14.86 per share. As of February 20, 2026, we had 20 stockholders of record.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease. Since our IPO on February 9, 2010, our shares of common stock have traded at both a discount and a premium to the net assets attributable to those shares. As of February 20, 2026, our shares of common stock traded at a discount equal to approximately 18.6% of the net assets attributable to those shares based upon our net asset value as of December 31, 2025. It is not possible to predict whether the shares offered will trade at, above, or below net asset value.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the cumulative total return on our common stock with that of the Standard & Poor’s BDC Index, Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from December 31, 2020 through December 31, 2025. The graph assumes that a person invested $10,000 in each of the following: our common stock (SLRC), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in additional shares of the same class of equity securities at the frequency with which dividends are paid of such securities during the applicable fiscal year.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(2)
Annual expenses (as a percentage of net assets attributable to common stock)(4):
Base management fee	3.13%	(5)
Incentive fees payable under the Advisory Agreement (up to 20%)	2.17%	(6)
Interest payments on borrowed funds	6.82%	(7)
Acquired fund fees and expenses	0.52%	(8)
Other expenses (estimated)	1.09%	(9)
Total annual expenses	13.73%

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
(5)
Our 1.50% base management fee under the Advisory Agreement (giving effect to the Letter Agreement) is based on our gross assets, which is defined as all the assets of SLRC, excluding temporary assets, including those acquired using borrowings for investment purposes, and assumes our gross assets remain consistent with gross assets for the fiscal year ended December 31, 2025. The base management fee is reduced to 1.00% on gross assets that exceed 200% of total net assets as of the immediately preceding quarter.
(6)
Assumes that annual incentive fees earned by our investment adviser, SLR Capital Partners, remain consistent with the incentive fees earned by SLR Capital Partners for the fiscal year ended December 31, 2025. The incentive fee consists of two parts:

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

(7)
We have historically and will in the future borrow funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. The costs associated with our outstanding borrowings are indirectly borne by our investors. For purposes of this section, we have computed interest expense using the average consolidated balance outstanding for borrowings during the fiscal year ended December 31, 2025. We used SOFR or a similar base rate on December 31, 2025 and the interest rate on the Credit Facility, the SPV Credit Facility, the 2028 Series J Unsecured Notes, the 2028 Series I Unsecured Notes, the 2028 Series H Unsecured Notes, the 2027 Series G Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Unsecured Notes and the 2026 Unsecured Notes on December 31, 2025. We have also included, as applicable, the estimated market discount or amortization of fees incurred in establishing the Credit Facility, the SPV Credit Facility, the 2028 Series J Unsecured Notes, the 2028 Series I Unsecured Notes, the 2028 Series H Unsecured Notes, the 2027 Series G Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Unsecured Notes and the 2026 Unsecured Notes as of December 31, 2025. Additionally, we included the estimated cost of commitment fees for unused balances on the Credit Facility and the SPV Credit Facility. As of December 31, 2025, we had $505.4 million outstanding under the Credit Facility, $165.1 million outstanding under the SPV Credit Facility and $75 million, $50 million, $50 million, $49 million, $135 million, $50 million and $75 million outstanding under the 2028 Series J Unsecured Notes, the 2028 Series I Unsecured Notes, the 2028 Series H Unsecured Notes, the 2027 Series G Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Unsecured Notes and the 2026 Unsecured Notes, respectively. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act, although we have no immediate intention to do so.
(8)
The holders of shares of our common stock indirectly bear the expenses of our investment in SLR Senior Lending Program LLC (“SSLP”). No management fee is charged on our investments in SSLP in connection with the administrative services provided to SSLP. Future expenses for SSLP may be substantially higher or lower because certain expenses may fluctuate over time.
(9)
“Other expenses” are based on estimated amounts for the current fiscal year, which considers the amounts incurred for the fiscal year ended December 31, 2025 and include our overhead expenses, including payments under our Administration Agreement based on our allocable portion of overhead and other expenses incurred by SLR Capital Management in performing its obligations under the Administration Agreement.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses would remain at the levels set forth in the table above and have excluded performance-based incentive fees. As such, the below example is based on an annual expense ratio of 11.56%. In the event that shares are sold to or through underwriters, a corresponding prospectus supplement will restate this example to reflect the applicable sales load.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$116	$324	$507	$868

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$126	$349	$540	$904

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
•
the escalating conflicts and various social and political circumstances in the U.S. and around the world;
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

•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•
the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in this Annual Report on Form 10-K for the year ended December 31, 2025 and in our other filings with the SEC.

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

Recent Developments

On February 24, 2026, the Board declared a quarterly distribution of $0.41 per share payable on March 27, 2026 to holders of record as of March 13, 2026.

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

Macroeconomic Environment

Credit markets remained highly competitive in 2025 as borrowers sought to access lower base rates and narrowing credit spreads. Underpinning this backdrop was a resilient U.S. economy that continued to grow throughout the year as policy uncertainty moderated even with continued geopolitical tensions and a government shutdown. The year ended with real US GDP growth in 2025 and expectations for short-term interest rates to decline further in 2026 and for fiscal stimulus to collectively remain supportive of both liquidity and the broader economy.

Portfolio and Investment Activity

During the year ended December 31, 2025, we invested approximately $1.1 billion across approximately 58 portfolio companies. This compares to investing approximately $468 million across approximately 50 portfolio companies for the year ended December 31, 2024. Investments sold, prepaid or repaid during the year ended December 31, 2025 totaled approximately $1.0 billion versus approximately $634 million for the year ended December 31, 2024.

At December 31, 2025, our portfolio consisted of 100 portfolio companies and was invested 21.5% in cash flow senior secured loans, 47.1% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL (“SLR Healthcare”) / SLR Business Credit, 20.4% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 11.0% in life science senior secured loans, in each case, measured at fair value, versus 122 portfolio companies and was invested 30.7% in cash flow senior secured loans, 35.8% in asset-based senior secured loans / SLR Credit / SLR Healthcare / SLR Business Credit, 21.6% in equipment senior secured financings / SLR Equipment / KBH and 11.9% in life science senior secured loans, in each case, measured at fair value, at December 31, 2024.

At December 31, 2025, 83.5%, or $1.74 billion, of our income producing investment portfolio* was floating rate and 16.5%, or $344 million, was fixed rate, measured at fair value. At December 31, 2024, 80.6%, or $1.59 billion, of our income producing investment portfolio* was floating rate and 19.4%, or $383 million, was fixed rate, measured at fair value. As of December 31, 2025 and 2024, we had zero and one issuer on non-accrual status, respectively.

* We have included SLR Credit, SLR Equipment, SLR Healthcare, SLR Business Credit and KBH within our income producing investment portfolio.

SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions, f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of December 31, 2025, total commitments to the revolving credit facility were $300 million.

As of December 31, 2025, SLR Credit had 33 funded commitments to 26 different issuers with total funded loans of approximately $404.1 million on total assets of $420.7 million. As of December 31, 2024, SLR Credit had 27 funded commitments to

22 different issuers with total funded loans of approximately $317.6 million on total assets of $364.3 million. As of December 31, 2025 and December 31, 2024, the largest loan outstanding totaled $29.9 million and $27.9 million, respectively. For the same periods, the average exposure per issuer was $15.5 million and $14.4 million, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $215.8 million and $150.0 million of borrowings outstanding at December 31, 2025 and December 31, 2024, respectively. For the years ended December 31, 2025 and December 31, 2024, SLR Credit had net income of $13.8 million and $24.9 million, respectively, on gross income of $44.9 million and $55.2 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us. SLR Credit’s consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 are attached as an exhibit to this annual report on Form 10-K.

SLR Equipment Finance

On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies are doing business as SLR Equipment Finance. SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209.9 million in cash to effect the transaction, of which $145.0 million was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC, and $64.9 million was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. On January 31, 2024, SLR Equipment entered into a $225 million senior secured credit facility originally with a maturity date of January 31, 2027. On March 1, 2024, the credit facility was expanded to $350 million of commitments. On November 26, 2025, SLR Equipment renewed the credit facility extending the maturity date to November 26, 2028.

As of December 31, 2025, SLR Equipment had 485 funded equipment-backed leases and loans to 243 different customers with a total net investment in leases and loans of approximately $299.8 million on total assets of $338.3 million. As of December 31, 2024, SLR Equipment had 398 funded equipment-backed leases and loans to 217 different customers with a total net investment in leases and loans of approximately $324.9 million on total assets of $366.3 million. As of December 31, 2025 and December 31, 2024, the largest position outstanding totaled $17.8 million and $17.9 million, respectively. For the same periods, the average exposure per customer was $1.2 million and $1.5 million, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $237.5 million and $261.0 million of borrowings outstanding at December 31, 2025 and December 31, 2024, respectively. For the years ended December 31, 2025 and December 31, 2024, SLR Equipment had net income (losses) of $2.6 million and ($9.5) million, respectively, on gross income of $28.6 million and $22.0 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us. SLR Equipment’s consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 are attached as an exhibit to this annual report on Form 10-K.

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

As of December 31, 2025 and December 31, 2024, KBHT had total assets of $940.3 million and $920.1 million, respectively. For the same periods, debt recourse to KBHT totaled $309.4 million and $271.6 million, respectively, and non-recourse debt totaled $407.8 million and $421.6 million, respectively. None of the debt is recourse to the Company. For the years ended December 31, 2025 and December 31, 2024, KBHT had net income of $25.1 million and $12.0 million, respectively, on gross income of $361.0 million and $341.3 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us. KBHT’s consolidated financial statements for the years ended December 31, 2025 and December 31, 2024 are attached as an exhibit to this annual report on Form 10-K.

SLR Healthcare ABL

SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare was approximately $32.8 million. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of December 31, 2025, SLR Healthcare’s management team and the Company own approximately 8% and 92% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022. Effective with an amendment dated September 19, 2024, SLR Healthcare has a $160 million non-recourse credit facility, which is expandable to $200 million under its accordion facility. The maturity date of this facility is March 31, 2026.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2025, the portfolio totaled approximately $297.8 million of commitments with a total net investment in loans of $157.0 million on total assets of $165.4 million. As of December 31, 2024, the portfolio totaled approximately $288.3 million of commitments with a total net investment in loans of $130.2 million on total assets of $138.5 million. At December 31, 2025, the portfolio consisted of 48 issuers with an average balance of approximately $3.3 million versus 47 issuers with an average balance of approximately $2.8 million at December 31, 2024. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $127.2 million and $99.6 million of borrowings outstanding at December 31, 2025 and December 31, 2024, respectively. For the years ended December 31, 2025 and December 31, 2024, SLR Healthcare had net income of $6.9 million and $5.6 million, respectively, on gross income of $23.5 million and $20.0 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. SLR Healthcare’s consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 are attached as an exhibit to this annual report on Form 10-K.

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

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2025, the portfolio totaled approximately $920.4 million of commitments, of which $535.2 million were funded, on total assets of $574.1 million. As of December 31, 2024, the portfolio totaled approximately $858.0 million of commitments, of which $488.4 million were funded, on total assets of $527.1 million. At December 31, 2025, the portfolio consisted of 179 issuers with an average balance of approximately $3.0 million versus 188 issuers with an average balance of approximately $2.6 million at December 31, 2024. NMC has a senior credit facility with a bank lending group for $367.0 million which expires on November 13, 2028. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $273.2 million and $231.0 million of borrowings outstanding at December 31, 2025 and December 31, 2024, respectively. For the years ended December 31, 2025 and December 31, 2024, SLR Business Credit had net income of $9.6 million and $10.5 million, respectively, on gross income of $54.8 million and $45.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us. SLR Business Credit’s consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 are attached as an exhibit to this annual report on Form 10-K.

Stock Repurchase Program

On May 7, 2025, our Board authorized an extension of a program for the purpose of repurchasing up to $50 million of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the 1934 Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 7, 2026 or until $50 million of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no share repurchases during the fiscal years ended December 31, 2025 and December 31, 2024.

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a senior secured revolving credit facility with Goldman Sachs Bank USA acting as administrative agent. On October 8, 2025, this facility was refinanced with Citizens Bank, N.A. into a $150 million facility scheduled to mature in October 2030 and generally bearing interest at a rate of SOFR plus 2.15% (the “SSLP Facility”). SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2025 and December 31, 2024, borrowings outstanding on the SSLP Facility totaled $94.5 million and $96.6 million, respectively.

As of December 31, 2025 and December 31, 2024, the Company and the Investor had contributed combined equity capital in the amount of $95.75 million and $95.75 million, respectively. As of December 31, 2025 and December 31, 2024, the Company and the Investor’s combined remaining commitments to SSLP totaled $4.25 million and $4.25 million, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without approval of both the Company and the Investor.

As of December 31, 2025 and December 31, 2024, SSLP had total assets of $192.8 million and $197.5 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 25 and 32 different borrowers, respectively. For the years ended December 31, 2025 and December 31, 2024, SSLP invested $70.4 million in 12 portfolio companies and $47.6 million in 16 portfolio companies, respectively. For the same periods, investments prepaid totaled $68.2 million and $57.5 million, respectively.

SSLP Portfolio as of December 31, 2025 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+500	1.00%	8.67%	5/2027	$8,164	$8,071	$8,164
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+650	1.00%	10.43%	9/2026	2,076	2,076	2,076
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	8.93%	6/2027	3,991	3,991	3,792
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	8.97%	6/2028	9,922	9,922	9,922
Crewline Buyer, Inc.	IT Services	S+675	1.00%	10.59%	11/2030	5,084	4,981	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+525	1.00%	8.97%	5/2029	9,924	9,727	9,924
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	9.39%	11/2029	3,171	3,106	3,171
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	9.47%	10/2029	9,923	9,883	9,923
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+500	0.75%	9.12%	1/2029	5,835	5,727	5,835
Foundation Consumer Brands, LLC	Personal Care Products	S+500	1.00%	9.09%	2/2029	7,777	7,777	7,777
iCIMS, Inc.(4)	Software	S+575	0.75%	9.61%	8/2028	10,000	9,970	10,000
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	9.82%	3/2029	7,951	7,822	7,951
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	9.69%	10/2029	2,758	2,706	2,758
NS and Associates LLC	Consumer Staples Distribution & Retail	S+525	1.00%	9.01%	8/2030	8,076	7,958	8,076
ONS MSO, LLC	Health Care Providers & Services	S+625	1.00%	10.09%	7/2028	5,789	5,689	5,789
Pinnacle Fertility, Inc.(4)	Health Care Providers & Services	S+500	0.75%	9.27%	3/2028	13,432	13,432	13,432
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	8.67%	8/2027	5,522	5,439	5,522
RQM+ Corp.(4)	Life Sciences Tools & Services	S+675	1.00%	10.68%	8/2029	6,152	6,152	5,537
RxSense Holdings LLC	Diversified Consumer Services	S+500	1.00%	8.84%	3/2026	8,782	8,782	8,782
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	9.44%	6/2028	8,765	8,765	8,765
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	8.72%	8/2030	12,020	11,723	12,020
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	9.82%	12/2026	5,548	5,548	5,437
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	9.42%	3/2029	5,007	4,907	5,007
UVP Management, LLC	Health Care Providers & Services	S+550	1.00%	9.32%	9/2027	3,288	3,245	3,288
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+525	1.00%	8.92%	10/2027	13,337	13,282	13,337
							$180,681	$181,369

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of December 31, 2025.
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
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of December 31, 2024.
(3)
Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)
The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for SSLP as of December 31, 2025 and December 31, 2024 and for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Selected Balance Sheet Information for SSLP (in thousands):
Investments at fair value (cost $180,681 and $177,236, respectively)	$181,369	$178,740
Cash and other assets	11,441	18,721
Total assets	$192,810	$197,461
Debt outstanding ($94,500 and $96,600 face amounts, respectively, reported net of unamortized debt issuance costs of $1,843 and $1,572, respectively)	$92,657	$95,028
Distributions payable	1,885	3,381
Interest payable and other credit facility related expenses	1,488	472
Accrued expenses and other payables	268	398
Total liabilities	$96,298	$99,279
Members’ equity	$96,512	$98,182
Total liabilities and members’ equity	$192,810	$197,461

	Year Ended December 31, 2025	Year Ended December 31, 2024
Selected Income Statement Information for SSLP (in thousands):
Investment income	$18,821	$24,330
Service fees*	$444	$512
Interest and other credit facility expenses	9,679	10,916
Other general and administrative expenses	239	157
Total expenses	$10,362	$11,585
Net investment income	$8,459	$12,745
Realized gain on investments	543	320
Net change in unrealized gain (loss) on investments	(816)	308
Net realized and unrealized gain (loss) on investments	(273)	628
Net income	$8,186	$13,373

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the fiscal years ended December 31, 2025 and 2024, capitalized PIK income totaled $8.2 million and $7.1 million, respectively.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) recently issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted

ASU 2023-09 effective on December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2025 and December 31, 2024. Results for the fiscal year ended December 31, 2023 can be found in Item 7 of the Company’s report on Form 10-K filed on February 27, 2024, which is incorporated by reference herein.

Investment Income

For the fiscal years ended December 31, 2025 and 2024, gross investment income totaled $218.5 million and $232.4 million, respectively. The decrease in gross investment income for the year over year period was primarily due to a decrease in the average size of the income-producing investment portfolio as well as a decrease in index rates.

Expenses

Net expenses totaled $131.6 million and $136.1 million, respectively, for the fiscal years ended December 31, 2025 and 2024, of which $52.9 million and $55.4 million, respectively, were base management fees and performance-based incentive fees and $67.9 million and $71.5 million, respectively, were interest and other credit facility expenses. Other general and administrative expenses totaled $10.8 million and $9.4 million, respectively, for the fiscal years ended December 31, 2025 and 2024. Over the same periods, $0.05 million and $0.2 million of performance-based incentive fees were waived. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses for the year over year period was primarily due to lower interest expense from a decrease in average borrowings as well as a decrease in the index rates on borrowings. Additionally there was a reduction in performance-based incentive fees on lower net investment income.

Net Investment Income

The Company’s net investment income totaled $86.9 million and $96.3 million, or $1.59 and $1.77 per average share, respectively, for the fiscal years ended December 31, 2025 and 2024.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $1.0 billion and $634 million, respectively, for the fiscal years ended December 31, 2025 and 2024. Net realized gains (losses) over the same periods were $1.6 million and ($2.3) million, respectively. Net realized gains for fiscal year 2025 were primarily related to the sale of selected assets. Net realized losses for fiscal year 2024 were primarily related to the exit of our investments in NSPC Holdings LLC and NSPC Intermediate Corp.

Net Change in Unrealized Gain

For the fiscal years ended December 31, 2025 and 2024, net change in unrealized gain on the Company’s assets and liabilities totaled $4.0 million and $1.7 million, respectively. Net unrealized gain for the fiscal year ended December 31, 2025 was primarily due to appreciation in the value of our investments in KBH Topco, LLC, SLR Business Credit, RD Holdco, Inc., Bayside Parent, LLC and Arcutis Biotherapeutics, Inc., among others, partially offset by depreciation in the value of our investments in SLR Equipment Finance, SLR Credit Solutions, SLR-AMI Topco Blocker, LLC, OmniGuide Holdings, Inc., RQM+ Corp., SOINT, LLC and SLR Senior Lending Program LLC, among others, as well as the reversal of previously recognized unrealized appreciation upon the exit of our investments in Cerapedics, Inc., Outset Medical, Inc. and Retina Midco, Inc. Net unrealized gain for the fiscal year ended December 31, 2024 was primarily due to appreciation in the value of our investments in KBH Topco, LLC, SLR Credit Solutions, Bayside Parent, LLC and SLR Healthcare ABL, among others, partially offset the reversal of previously recognized unrealized appreciation on our investment in Alimera Sciences, Inc. as well as by depreciation in the value of our investments in SLR Equipment Finance, SLR-AMI Topco Blocker, LLC and SOINT, LLC, among others.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2025 and 2024, the Company had a net increase in net assets resulting from operations of $92.5 million and $95.8 million, respectively. For the fiscal years ended December 31, 2025 and 2024, earnings per average share were $1.70 and $1.76, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility and SPV Credit Facility (as defined below), the 2026 Unsecured Notes, the 2027 Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Series G Unsecured Notes, the 2028 Series H Unsecured Notes, the 2028 Series I Unsecured Notes and the 2028 Series J Unsecured Notes (collectively the “Debt Instruments”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of December 31, 2025, we had a total of $452.7 million of unused borrowing capacity under the Credit Facility and SPV Credit Facility, subject to borrowing base limits.

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

For the fiscal year ended December 31, 2025, the Company sold no shares of common stock under the Equity Distribution Agreement. As of December 31, 2025, shares representing $150.0 million of our common stock remain available for issuance and sale under the Equity Distribution Agreement.

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

On February 18, 2025, the Company closed a private offering of $50 million of unsecured notes due 2028 (the “2028 Series H Unsecured Notes”) with a fixed interest rate of 6.14% and a maturity date of February 18, 2028. Interest on the 2028 Series H Unsecured Notes is due semi-annually on February 18 and August 18. The 2028 Series H Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On December 16, 2024, the Company closed a private offering of $49 million of the 2027 Series G Unsecured Notes with a fixed interest rate of 6.24% and a maturity date of December 16, 2027. Interest on the 2027 Series G Unsecured Notes is due semi-annually on June 16 and December 16. The 2027 Series G Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On August 16, 2024, the Company closed on Amendment No. 3 to its August 28, 2019 senior secured credit agreement with Citibank, N.A as administrative agent, (the “Credit Facility”). Following this amendment and several commitment increases between the fourth quarter of 2024 and the third quarter of 2025 and a commitment decrease in the fourth quarter of 2025 related to a lender who did not extend their commitment with Amendment No. 3, the Credit Facility is now composed of $695.0 million of revolving credit and $153.1 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in August 2029 and includes ratable amortization in the final year. Subsequent to Amendment No. 4 on December 3, 2024, the Credit Facility may be increased up to $900 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At December 31, 2025, outstanding USD equivalent borrowings under the Credit Facility totaled $505.4 million, composed of $352.2 million of revolving credit and $153.1 million of term loans.

On April 1, 2022, we entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the
Mergers. The CF Assumption Agreement relates to our assumption of the revolving credit facility, originally entered into on August
26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 30, 2024 amendment, the commitment under the SPV Credit Facility is $275 million. The stated interest rate on the SPV Credit Facility is SOFR plus 2.25%-2.75% with no SOFR floor requirement, and the current final maturity date is August 30, 2028. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we, as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At December 31, 2025, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $165.1 million.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At December 31, 2025, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time to time, we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held a face amount of $350 million in cash equivalents as of December 31, 2025.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2025 is as follows:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities(1)	$517.3	$—	$165.1	$352.2	$—
Unsecured senior notes	484.0	75.0	409.0	—	—
Term loans	153.1	13.1	—	140.0	—

(1)
As of December 31, 2025, we had a total of $452.7 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2025	$352,248	$568	—	N/A
Fiscal 2024	342,043	642	—	N/A
Fiscal 2023	407,000	631	—	N/A
Fiscal 2022	293,000	513	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
SPV Credit Facility
Fiscal 2025	165,050	266	—	N/A
Fiscal 2024	165,050	310	—	N/A
Fiscal 2023	206,250	320	—	N/A
Fiscal 2022	155,200	272	—	N/A
2022 Unsecured Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2023	—	—	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2024	—	—	—	N/A
Fiscal 2023	125,000	194	—	N/A
Fiscal 2022	125,000	219	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2025 Unsecured Notes
Fiscal 2025	—	—	—	N/A
Fiscal 2024	85,000	159	—	N/A
Fiscal 2023	85,000	132	—	N/A
Fiscal 2022	85,000	149	—	N/A
2026 Unsecured Notes
Fiscal 2025	75,000	121	—	N/A
Fiscal 2024	75,000	141	—	N/A
Fiscal 2023	75,000	116	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2025	50,000	81	—	N/A
Fiscal 2024	50,000	94	—	N/A
Fiscal 2023	50,000	77	—	N/A
Fiscal 2022	50,000	88	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2025	135,000	218	—	N/A
Fiscal 2024	135,000	253	—	N/A
Fiscal 2023	135,000	209	—	N/A
Fiscal 2022	135,000	237	—	N/A
2027 Series G Unsecured Notes
Fiscal 2025	49,000	79	—	N/A
Fiscal 2024	49,000	92	—	N/A
2028 Series H Unsecured Notes
Fiscal 2025	50,000	81	—	N/A

2028 Series I Unsecured Notes
Fiscal 2025	50,000	81	—	N/A
2028 Series J Unsecured Notes
Fiscal 2025	75,000	121	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Fiscal 2015	100,000	702	—	982
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Fiscal 2015	75,000	527	—	N/A
Term Loans
Fiscal 2025	153,138	247	—	N/A
Fiscal 2024	140,000	263	—	N/A
Fiscal 2023	100,000	155	—	N/A
Fiscal 2022	100,000	175	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
Fiscal 2015	50,000	351	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2025	$1,154,436	$1,863	—	N/A
Fiscal 2024	1,051,298	1,836	—	N/A
Fiscal 2023	1,183,250	1,834	—	N/A
Fiscal 2022	1,093,200	1,915	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A
Fiscal 2015	432,900	3,039	—	N/A

(1)
Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of December 31, 2025, asset coverage was 186.3%.
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

The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Per Share Data: (a)
Net asset value, beginning of year	$21.44	$21.75	$21.81	$21.74	$20.79
Net investment income	1.40	1.71	1.77	1.62	1.68
Net realized and unrealized gain (loss)	(1.04)	(0.38)	(0.19)	0.05	0.84
Net increase in net assets resulting from operations	0.36	1.33	1.58	1.67	2.52
Distributions to stockholders (see note 8(a)):
From net investment income	(1.15)	(1.55)	(1.64)	(1.60)	(1.60)
From return of capital	(0.49)	(0.09)	—	—	—
Anti-dilution	—	—	—	—	0.03
Net asset value, end of year	$20.16	$21.44	$21.75	$21.81	$21.74
Per share market value, end of year	$17.51	$20.62	$19.19	$20.21	$20.82
Total Return(b)	(5.72)%	16.22%	2.77%	4.47%	37.49%
Net assets, end of year (in thousands)	$852,023	$905,880	$919,171	$921,605	$918,507
Shares outstanding, end of year	42,260,826	42,260,826	42,260,826	42,260,826	42,248,525
Ratios to average net assets:
Net investment income	6.93%	7.83%	8.10%	7.43%	7.91%
Operating expenses	4.14%	5.76%	5.83%	5.80%	6.25%
Interest and other credit facility expenses*	3.18%	3.13%	2.67%	2.35%	2.73%
Total expenses	7.32%	8.89%	8.50%	8.15%	8.98%
Average debt outstanding (in thousands)	$556,104	$561,249	$508,445	$414,264	$495,795
Portfolio turnover ratio	26.0%	24.1%	39.3%	24.9%	31.0%

(a)
Calculated using the average shares outstanding method.
(b)
Total return is based on the change in market price per share during the year and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.

* Ratios shown without the non-recurring costs associated with the amendments and establishment of the Credit Facility and 2022 Unsecured Notes would be 3.18%, 3.13%, 2.67%, 2.29% and 2.39%, respectively for the years shown.

Off-Balance Sheet Arrangements

From time to time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2025 and December 31, 2024, respectively:

	December 31, 2025	December 31, 2024
(in millions)
SLR Credit Solutions*	$44.3	$44.3
Ardelyx, Inc.	29.3	6.6
Wilbur-Ellis Holdings II, LLC	26.4	—
Treace Medical Concepts, Inc.	24.3	—
Western Veterinary Partners LLC	21.1	18.2
SLR Business Credit*	20.0	8.0
SLR Healthcare ABL*	18.7	10.0
Infillion Inc.	16.8	—
Lyneer Staffing Solutions, LLC	16.0	—
Arcutis Biotherapeutics, Inc.	12.7	12.7
OIS Management Services, LLC	11.4	—
BDG Media, Inc.	10.9	11.8
Copper River Seafoods, Inc.	10.8	6.9
Southern Lifting and Hoisting, LLC	10.1	—
DeepIntent, Inc.	9.8	7.3
SLR Equipment Finance*	9.5	3.0
Stella & Chewy's, LLC	9.2	—
SPAR Marketing Force, Inc.	7.7	5.4
SunMed Receivables I, LLC	7.6	—
Velocity One, LLC	7.3	—
Quantcast Corporation	6.3	4.1
WMD Funding LLC	6.2	7.2
Southern Transport LLC	6.1	—
The Townsend Company, LLC	5.8	7.9
Sightly Enterprises, Inc.	5.7	2.7
Pinnacle Fertility, Inc.	5.3	—
Sherwood Management Co., Inc.	5.1	—
Streamland Media Holdings LLC	3.7	—
One Touch Direct, LLC	3.5	8.0
Plastic Management, LLC	3.1	10.8
iCIMS, Inc.	2.9	3.5
WALCO Funding, LLC	2.9	—
33Across Inc.	2.4	4.2
SLR Senior Lending Program LLC*	2.1	2.1
Bayside Opco, LLC	2.1	2.1
United Digestive MSO Parent, LLC	1.9	7.5
SunMed Group Holdings, LLC	1.6	1.6
EyeSouth Eye Care Holdco LLC	1.3	1.3
Tilley Distribution, Inc.	1.0	1.2
CC SAG Holdings Corp. (Spectrum Automotive)	0.5	0.5
TAUC Management, LLC	0.3	0.3
Shoes for Crews Global, LLC	0.3	0.3
All States Ag Parts, LLC	0.1	0.3
CVAUSA Management, LLC	—	10.2
Pasadena Private Lending Inc.	—	8.4
SPR Therapeutics, Inc.	—	6.1
Foundation Consumer Brands, LLC	—	3.0
Erie Construction Mid-west, LLC	—	2.4
Kaseya, Inc.	—	1.9
RxSense Holdings LLC	—	1.3
Urology Management Holdings, Inc.	—	0.9
High Street Buyer, Inc.	—	0.6
Total Commitments	$394.1	$234.6

* The Company controls the funding of these commitments and may cancel them at its discretion

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2026
February 24, 2026	March 13, 2026	March 27, 2026	$0.41
Total 2026			$0.41
Fiscal 2025
November 4, 2025	December 12, 2025	December 26, 2025	$0.41
August 5, 2025	September 12, 2025	September 26, 2025	0.41
May 7, 2025	June 13, 2025	June 27, 2025	0.41
February 25, 2025	March 14, 2025	March 28, 2025	0.41
Total 2025			$1.64
Fiscal 2024
November 6, 2024	December 13, 2024	December 27, 2024	$0.41
August 7, 2024	September 13, 2024	September 27, 2024	0.41
May 8, 2024	June 13, 2024	June 27, 2024	0.41
February 27, 2024	March 14, 2024	March 28, 2024	0.41
Total 2024			$1.64

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, a downgrade in the U.S. credit rating, the war between Ukraine and Russia, the ongoing conflicts in the Middle East and other geopolitical risks and the U.S. government’s recent enactments and proposals to enact substantial tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the fiscal year ended December 31, 2025, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of December 31, 2025 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately eight cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2025 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately six cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time to time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2025, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00)%	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.08)	$0.06

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

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2025 based upon criteria in Internal Control – Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Investment Corp.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities of SLR Investment Corp. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodian, portfolio companies, agents or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to measure the fair value of investments, including controls related to the development of the above assumptions. We also evaluated the Company’s ability to estimate fair value by comparing dispositions to the Company’s most recent fair value estimate prior to the disposition. For a selection of investments, we evaluated changes in the borrower’s credit risk and market yields from the purchase date to the fair value measurement date by analyzing the changes in the borrower’s assessed leverage ratios and other financial metrics. We also involved valuation professionals with specialized skills and knowledge who, for a selection of investments, independently developed estimates of fair value using market yields of comparable companies of similar credit risk for debt investments, and financial performance multiples of comparable companies for equity investments and compared the results to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

New York, New York

February 24, 2026

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Investments at fair value:
Companies less than 5% owned (cost: $1,092,009 and $1,019,357, respectively)	$1,092,822	$1,027,457
Companies 5% to 25% owned (cost: $109,346 and $103,655, respectively)	98,067	89,945
Companies more than 25% owned (cost: $953,384 and $916,554, respectively)	933,923	888,232
Cash	15,716	16,761
Cash equivalents (cost: $348,585 and $397,510, respectively)	348,585	397,510
Dividends receivable	15,178	15,375
Interest receivable	11,865	11,993
Receivable for investments sold	55,271	1,573
Prepaid expenses and other assets	1,137	571
Total assets	$2,572,564	$2,449,417
Liabilities
Debt ($1,154,436 and $1,041,093 face amounts, respectively, reported net of unamortized debt issuance costs of $8,082 and $9,399, respectively. See note 7)	$1,146,354	$1,031,694
Payable for investments and cash equivalents purchased	402,727	397,510
Management fee payable (see note 3)	7,956	7,739
Performance-based incentive fee payable (see note 3)	5,384	5,920
Interest payable (see note 7)	9,269	7,836
Administrative services payable (see note 3)	3,127	3,332
Other liabilities and accrued expenses	1,754	2,460
Total liabilities	$1,576,571	$1,456,491
Commitments and contingencies (see note 15)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 54,554,634 and 54,554,634 shares issued and outstanding, respectively	$546	$546
Paid-in capital in excess of par (see note 2(f))	1,115,023	1,117,606
Accumulated distributable net loss (see note 2(f))	(119,576)	(125,226)
Total net assets	$995,993	$992,926
Net Asset Value Per Share	$18.26	$18.20

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$122,518	$154,077	$163,589
Companies 5% to 25% owned	5,002	3,881	2,058
Companies more than 25% owned	13,016	13,055	11,627
Dividends:
Companies 5% to less than 25% owned	3,187	845	—
Companies more than 25% owned	67,316	52,944	45,986
Other income:
Companies less than 5% owned	7,047	7,117	5,802
Companies 5% to 25% owned	14	—	26
Companies more than 25% owned	444	512	224
Total investment income	218,544	232,431	229,312
EXPENSES:
Management fees (see note 3)	31,207	31,389	31,661
Performance-based incentive fees (see note 3)	21,723	24,039	22,898
Interest and other credit facility expenses (see note 7)	67,900	71,464	72,507
Administrative services expense (see note 3)	5,815	5,520	5,899
Other general and administrative expenses	5,007	3,862	4,756
Total expenses	131,652	136,274	137,721
Performance-based incentive fees waived (see note 3)	(48)	(153)	(500)
Net expenses	131,604	136,121	137,221
Net investment income	$86,940	$96,310	$92,091
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$1,592	$(2,252)	$(27,602)
Companies more than 25% owned	—	—	(381)
Net realized gain (loss) on investments and cash equivalents	1,592	(2,252)	(27,983)
Net change in unrealized gain (loss) on investments:
Companies less than 5% owned	(7,285)	(3,137)	20,425
Companies 5% to 25% owned	2,429	2,105	(1,384)
Companies more than 25% owned	8,861	2,731	(6,761)
Net change in unrealized gain (loss) on investments	4,005	1,699	12,280
Net realized and unrealized gain (loss) on investments and cash equivalents	5,597	(553)	(15,703)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$92,537	$95,757	$76,388
EARNINGS PER SHARE (see note 5)	$1.70	$1.76	$1.40

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Year Ended December 31,
	2025	2024	2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$86,940	$96,310	$92,091
Net realized gain (loss)	1,592	(2,252)	(27,983)
Net change in unrealized gain (loss)	4,005	1,699	12,280
Net increase in net assets resulting from operations	92,537	95,757	76,388
Distributions to stockholders (see note 8(a)):
From distributable earnings	(87,935)	(89,470)	(89,470)
From return of capital	(1,535)	—	—
Net distributions to stockholders	(89,470)	(89,470)	(89,470)
Capital transactions (see note 16):
Repurchases of common stock	—	—	(10)
Net decrease in net assets resulting from capital transactions	—	—	(10)
Total increase (decrease) in net assets	3,067	6,287	(13,092)
Net assets at beginning of year	992,926	986,639	999,731
Net assets at end of year	$995,993	$992,926	$986,639
Capital share activity (see note 16):
Repurchases of common stock	—	—	(746)
Net decrease from capital share activity	—	—	(746)

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$92,537	$95,757	$76,388
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(1,592)	2,252	27,983
Net change in unrealized (gain) loss on investments	(4,005)	(1,699)	(12,280)
Deferred financing costs/market discount amortization	3,138	3,645	2,114
Net accretion of discount on investments	(7,161)	(8,922)	(11,932)
(Increase) decrease in operating assets:
Purchase of investments	(1,131,073)	(441,087)	(774,888)
Proceeds from disposition of investments	1,031,750	603,193	713,643
Capitalization of payment-in-kind income	(8,218)	(7,146)	(11,113)
Collections of payment-in-kind income	1,121	2,541	497
Receivable for investments sold	(53,698)	(35)	(414)
Interest receivable	128	(959)	(1,328)
Dividends receivable	197	(3,607)	(576)
Prepaid expenses and other assets	(566)	37	56
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	5,217	65,220	(85,321)
Management fee payable	217	(288)	63
Performance-based incentive fee payable	(536)	56	442
Administrative services expense payable	(205)	1,363	481
Interest payable	1,433	301	(408)
Other liabilities and accrued expenses	(706)	(1,307)	(290)
Net Cash Provided by (Used in) Operating Activities	(72,022)	309,315	(76,883)
Cash Flows from Financing Activities:
Cash distributions paid	(89,470)	(89,470)	(96,951)
Proceeds from unsecured borrowings	174,112	48,970	—
Repayment of unsecured borrowings	(85,000)	(125,000)	(75,000)
Proceeds from secured borrowings	788,567	452,459	1,059,665
Repayments of secured borrowings	(766,157)	(526,157)	(895,000)
Repurchase of common stock	—	—	(10)
Net Cash Provided by (Used in) Financing Activities	22,052	(239,198)	(7,296)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,970)	70,117	(84,179)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	414,271	344,154	428,333
CASH AND CASH EQUIVALENTS AT END OF YEAR	$364,301	$414,271	$344,154
Supplemental disclosure of cash flow information:
Cash paid for interest	$63,329	$67,518	$72,915
Non-cash exchange of investments	—	27,254	—

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 126.5%
First Lien Bank Debt/Senior Secured Loans
33Across Inc.	Media	P+200	8.50%	10.50%	1/2024	10/2027	$2,249	$2,249	$2,249
Alkeme Intermediary Holdings, LLC(16)	Insurance	S+500	1.00%	8.67%	9/2023	5/2027	17,384	17,141	17,384
All States Ag Parts, LLC(16)	Trading Companies & Distributors	S+650(12)	1.00%	10.43%	4/2022	9/2026	2,213	2,206	2,213
BayMark Health Services, Inc.(16)	Health Care Providers & Services	S+500	1.00%	8.93%	4/2022	6/2027	8,179	8,068	7,770
Bayside Opco, LLC(24)	Health Care Providers & Services	S+725	1.00%	11.07%	5/2023	5/2026	19,725	19,725	19,725
Bayside Parent, LLC(24)	Health Care Providers & Services	S+1000(11)	1.00%	13.82%	5/2023	5/2026	6,933	6,933	6,933
BDG Media, Inc.	Media	P+525	5.50%	12.00%	7/2022	7/2026	7,054	7,054	7,054
Blazing Star Parent, LLC(16)	Consumer Staples Distribution & Retail	S+700	1.00%	10.82%	8/2025	8/2030	16,293	16,065	16,293
CC SAG Holdings Corp.(Spectrum Automotive)(16)	Diversified Consumer Services	S+525	0.75%	8.97%	6/2021	6/2028	28,756	28,475	28,756
Clifford Loan Ventures, LLC & Clifford Preferred Ventures Holdings LLC(3)	Capital Markets	S+700(11)	1.00%	10.88%	9/2025	9/2028	30,833	30,356	30,833
Copper River Seafoods, Inc.	Food Products	P+200	—	8.75%	12/2023	4/2028	1,197	1,197	1,197
CVAUSA Management, LLC(16)	Health Care Providers & Services	S+525	1.00%	8.97%	5/2023	5/2029	18,630	18,424	18,630
DeepIntent, Inc.	Media	P+135	3.90%	8.10%	12/2023	9/2030	2,965	2,965	2,965
Enhanced Permanent Capital, LLC(3)	Capital Markets	S+625	1.00%	10.72%	12/2020	6/2029	55,106	54,143	54,142
EyeSouth Eye Care Holdco LLC(16)	Health Care Providers & Services	S+550	1.00%	9.32%	10/2022	10/2029	2,223	2,172	2,223
FE Advance, LLC & Sonic ACA Advance LLC(16)	Financial Services	S+650	1.00%	10.38%	7/2024	7/2027	20,894	20,649	20,894
Fertility (ITC) Investment Holdco, LLC	Health Care Providers & Services	S+500	0.75%	9.12%	1/2023	1/2029	26,280	25,890	26,280
Human Interest Inc.(16)	Professional Services	S+625	1.00%	10.12%	6/2022	7/2027	20,104	20,265	20,305
iCIMS, Inc.(16)	Software	S+575	0.75%	9.59%	8/2022	8/2028	26,040	25,831	26,040
Infillion Inc.	Professional Services	P+175	—	8.50%	5/2025	4/2028	23,226	23,226	23,226
Insight Investments Holdings, LLC	Financial Services	S+625	1.00%	9.99%	6/2025	10/2030	45,000	44,572	45,000
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	S+700	1.00%	10.84%	12/2018	12/2027	142,500	142,349	142,500
Logix Holding Company, LLC(16)	Communications Equipment	S+750(14)	2.00%	11.41%	9/2018	12/2028	10,459	10,459	10,459
Luxury Asset Capital, LLC(16)	Consumer Finance	S+675	1.00%	10.74%	7/2022	7/2027	30,500	30,277	30,500
Lyneer Staffing Solutions, LLC	Professional Services	P+100	—	7.75%	4/2025	4/2028	44,000	44,000	44,000
Maxor Acquisition, Inc.(16)	Health Care Providers & Services	S+600	1.00%	9.82%	3/2023	3/2029	19,025	18,690	19,025
OIS Management Services, LLC	Health Care Providers & Services	S+475	0.75%	8.42%	10/2025	11/2028	9,462	9,368	9,462
One Touch Direct, LLC	Commercial Services & Supplies	P+75	4.00%	7.50%	12/2023	3/2027	5,456	5,456	5,456
Pinnacle Fertility, Inc.	Health Care Providers & Services	S+500	0.75%	9.27%	3/2025	3/2028	979	949	979
Plastic Management, LLC(16)	Health Care Providers & Services	S+500	1.00%	8.67%	4/2022	8/2027	24,434	23,984	24,434
Quantcast Corporation	Commercial Services & Supplies	S+525	2.00%	9.04%	6/2024	6/2029	8,298	8,215	8,298
RQM+ Corp.(16)	Life Sciences Tools & Services	S+675(23)	1.00%	10.68%	8/2021	8/2029	24,421	24,157	21,979
Sherwood Management Co., Inc.	Specialty Retail	S+500	2.00%	9.05%	3/2025	3/2030	5,663	5,593	5,663
Shoes for Crews Global, LLC	Diversified Consumer Services	S+650(26)	1.00%	10.33%	6/2024	6/2029	3,426	3,426	3,426
Sightly Enterprises, Inc.	Media	P+475	6.00%	11.50%	1/2024	12/2026	1,849	1,849	1,849
SLR Healthcare ABL (2)(3)(21)	Financial Services	S+650	—	10.46%	6/2025	4/2026	1,800	1,800	1,800
Southern Lifting and Hoisting, LLC	Transportation Infrastructure	P+25	6.00%	7.00%	1/2025	1/2027	19,885	19,885	19,885
Southern Orthodontic Partners Management, LLC(16)	Health Care Providers & Services	S+525	1.00%	8.92%	6/2022	7/2026	32,822	32,659	32,822
Southern Transport LLC	Transportation Infrastructure	P+25	6.00%	7.00%	1/2025	1/2027	11,188	11,188	11,188
SPAR Marketing Force, Inc.	Media	P+125	—	8.00%	12/2023	10/2027	10,335	10,335	10,335
Stella & Chewy's, LLC(16)	Consumer Staples Distribution & Retail	S+525	2.00%	9.04%	3/2025	3/2028	13,494	13,327	13,494

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2025

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Streamland Media Holdings LLC	Professional Services	S+400	2.00%	7.79%	5/2025	5/2030	$7,188	$7,122	$7,188
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	S+550	0.75%	9.44%	6/2021	6/2028	14,675	14,497	14,675
SunMed Receivables I, LLC	Health Care Equipment & Supplies	S+395	2.00%	7.74%	10/2025	6/2028	1,906	1,888	1,906
TAUC Management, LLC(16)	Health Care Providers & Services	S+700(27)	1.00%	10.82%	4/2022	2/2027	6,076	5,995	5,164
The Children's Place, Inc.	Specialty Retail	S+525	2.00%	8.96%	12/2025	12/2030	27,291	26,884	26,881
The Townsend Company, LLC(16)	Commercial Services & Supplies	S+500	1.00%	8.72%	8/2023	8/2030	14,038	13,781	14,038
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+600	1.00%	9.82%	4/2022	12/2026	3,801	3,751	3,725
TPC 2022, LLC	Capital Markets	S+650	1.00%	10.38%	12/2024	12/2027	20,000	19,862	20,000
United Digestive MSO Parent, LLC(16)	Health Care Providers & Services	S+575	1.00%	9.42%	3/2023	3/2029	14,426	14,151	14,426
Velocity One, LLC	Aerospace & Defense	S+425	2.00%	8.04%	6/2025	6/2030	5,250	5,191	5,250
Western Veterinary Partners LLC(16)	Diversified Consumer Services	S+525	1.00%	8.92%	1/2024	10/2027	36,219	35,851	36,219
Wilbur-Ellis Holdings II, LLC	Fertilizer & Agricultural Chemicals	S+400	1.00%	7.86%	6/2025	6/2030	10,011	10,011	10,011
WMD Funding, LLC(11)	Financial Services	—	—	11.50%	12/2024	7/2031	21,680	21,680	21,680
Total First Lien Bank Debt/ Senior Secured Loans								$976,236	$978,829
First Lien Life Science Senior Secured Loans
Arcutis Biotherapeutics, Inc.(3)	Pharmaceuticals	S+595	2.50%	9.79%	12/2021	8/2029	$33,425	$35,073	$36,800
Ardelyx, Inc.(3)	Pharmaceuticals	S+400(25)	4.70%	8.70%	2/2022	7/2028	46,398	47,177	47,178
Centinel Spine, LLC(16)	Health Care Equipment & Supplies	S+530	4.35%	9.65%	2/2025	3/2030	22,460	22,454	23,035
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	S+580	5.31%	11.21%	7/2018	5/2026	28,665	31,169	27,232
SPR Therapeutics, Inc.	Health Care Technology	S+515	4.00%	9.15%	1/2024	2/2029	10,949	10,984	11,359
Treace Medical Concepts, Inc.	Life Sciences Tools & Services	S+505	3.00%	8.78%	12/2025	1/2031	22,460	22,266	22,258
Vapotherm, Inc.(24)	Health Care Equipment & Supplies	S+600	4.50%	10.50%	2/2022	9/2027	13,782	14,386	14,368
Total First Lien Life Science Senior Secured Loans								$183,509	$182,230
Second Lien Asset-Based Senior Secured Loans
AMF Levered II, LLC	Financial Services	S+705	1.00%	10.98%	12/2021	8/2028	$29,925	$29,786	$29,925
FGI Worldwide LLC (16)	Financial Services	S+650	1.00%	10.22%	4/2023	4/2028	8,206	8,097	8,206
nFusion Capital Finance, LLC	Financial Services	S+725	1.00%	11.13%	7/2025	7/2028	35,000	34,617	35,000
WALCO Funding, LLC	Financial Services	S+785	1.00%	11.57%	6/2025	12/2028	26,199	25,791	26,199
Total Second Lien Asset-Backed Senior Secured Loans								$98,291	$99,330
Total Senior Secured Loans								$1,258,036	$1,260,389

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2025

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 11.9%
A&A Crane and Rigging, LLC (10)	Commercial Services & Supplies	7.78%	3/2023	3/2028	$39	$39	$39
Air Methods Corporation (10)	Passenger Airlines	7.08-7.13%	11/2021	11/2026	1,997	2,005	1,997
Boart Longyear Company (10)	Metals & Mining	8.31-9.06%	5/2020	1/2026-10/2026	221	221	221
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/2022	7/2026	28	28	28
CKD Holdings, Inc. (10)	Ground Transportation	8.10-8.60%	9/2022	3/2026-9/2027	815	815	815
Double S Industrial Contractors, Inc. (10)	Commercial Services & Supplies	8.60%	7/2023	8/2027	55	55	55
Environmental Protection & Improvement Company, LLC (10)	Ground Transportation	8.25%	9/2020	10/2027	2,965	2,972	2,965
First American Commercial Bancorp, Inc. (10)	Financial Services	7.50-9.00%	10/2021	10/2026-3/2027	795	795	795
No Limit Construction Services, LLC (10)	Commercial Services & Supplies	7.73%	5/2023	6/2028	71	71	71
RH Land Construction, LLC & Harbor Dredging LA, Inc. (10)	Construction & Engineering	8.08%	5/2023	5/2026	21	21	21
Rotten Rock Hardscaping & Tree Service (10)	Diversified Consumer Services	8.21%	12/2022	12/2027	110	110	110
SLR Equipment Finance (2)(9)(17)	Multi-Sector Holdings	8.50%	12/2024	7/2026	8,500	8,500	8,500
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82-8.61%	6/2022	9/2026-6/2030	4,382	4,382	4,382
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	4.07%	7/2017	1/2028	632	632	600
Trinity Equipment, Inc. (10)	Commercial Services & Supplies	8.78-8.93%	5/2023	5/2028	800	800	800
U.S. Crane & Rigging, LLC (10)	Commercial Services & Supplies	8.73%	12/2022	9/2028	586	586	586
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32-9.93%	9/2022	9/2027-8/2028	1,819	1,836	1,819
Zamborelli Enterprises Pacific Southern Foundation (10)	Diversified Consumer Services	8.91%	12/2022	1/2027	217	217	217
					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings		7/2017		200	145,000	95,000
Total Equipment Financing						$169,085	$119,021

Preferred Equity – 3.3%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	0.00%	6/2012	6/2027	—	$4,600	$959
Veronica Holdings, LLC (Vapotherm)(24)	Health Care Equipment & Supplies	9.00%(11)	9/2024	—	13,055,991	30,956	31,899
Total Preferred Equity						$35,556	$32,858

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2025

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—71.6%
Assertio Holdings, Inc. (8)*	Pharmaceuticals	7/2023	834	$51	$8
Bayside Parent, LLC (24)*	Health Care Providers & Services	5/2023	6,526	11,411	12,497
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/2019	289,102	136	22
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/2016	157,500	65	—
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/2017	260,000	129	—
KBH Topco LLC (Kingsbridge) (2)(5)(18)	Multi-Sector Holdings	11/2020	78,750,000	145,434	172,000
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/2022	44,049	33	27
OmniGuide Holdings, Inc. Warrants*	Health Care Equipment & Supplies	9/2025	2,625,000	11	11
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/2013	327,180	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/2013	845	5,216	—
RD Holdco, Inc. (Rug Doctor) Class C (2)*	Diversified Consumer Services	12/2025	350,120	10,272	13,408
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/2019	23,467	235	130
Shoes for Crews Holdings, LLC	Diversified Consumer Services	6/2024	1,884	2,759	2,040
SLR-AMI Topco Blocker, LLC (15)(24)*	Broadline Retail	6/2023	—	25,606	12,006
SLR Business Credit (2)(3)(19)	Financial Services	4/2022	100	111,583	133,000
SLR Credit Solutions (2)(3)(20)	Financial Services	12/2012	280,303	280,737	281,000
SLR Healthcare ABL (2)(3)(21)	Financial Services	4/2022	32,839	34,335	37,500
SLR Senior Lending Program LLC (2)(3)(22)	Asset Management & Custody Banks	12/2022	—	47,875	48,256
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/2018	37	110	—
Veronica Holdings, LLC (Vapotherm)(24)*	Health Care Equipment & Supplies	9/2024	293,203	330	639
Total Common Equity/Equity Interests/Warrants				$692,062	$712,544
Total Investments (6) — 213.3%				$2,154,739	$2,124,812

Description	Industry	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Cash Equivalents —35.0%
U.S. Treasury Bill (3.61% yield)	Government	12/2025	2/2026	$350,000	$348,585	$348,585
Total Investments & Cash Equivalents — 248.3%					$2,503,324	$2,473,397
Liabilities in Excess of Other Assets — (148.3%)						(1,477,404)
Net Assets — 100.0%						$995,993

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2025

(in thousands, except share/unit amounts)

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of December 31, 2025.
(2)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2025 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2024	Gross Additions	Gross Reductions	Realized Loss	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2025	Interest/ Dividend/ Other Income
Equipment Operating Leases, LLC	$2,812	$—	$2,884	$—	$72	$—	$104
Kingsbridge Holdings, LLC	100,500	42,000	—	—	(66)	142,500	11,936
KBH Topco, LLC (Kingsbridge)	152,071	4,514	—	—	15,415	172,000	19,022
Loyer Capital LLC	7,361	—	7,500	—	139	—	405
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class C)	—	10,272	—	—	3,136	13,408	—
RD Holdco, Inc. (debt)	7,827	—	12,297	—	4,470	—	—
SLR Business Credit (revolver)	—	15,500	15,500	—	—	—	9
SLR Business Credit	125,370	—	—	—	7,630	133,000	14,875
SLR Credit Solutions	288,250	—	—	—	(7,250)	281,000	20,900
SLR Equipment Finance (equity)	107,600	—	—	—	(12,600)	95,000	—
SLR Equipment Finance (debt)	3,000	19,100	13,600	—	—	8,500	357
SLR Healthcare ABL	37,850	—	—	—	(350)	37,500	7,369
SLR Healthcare ABL (revolver)	4,000	98,700	100,900	—	—	1,800	205
SLR Senior Lending Program LLC	49,091	—	—	—	(835)	48,256	5,594
SOINT, LLC	2,500	—	641	—	(900)	959	—
	$888,232	$190,086	$153,322	$—	$8,861	$933,923	$80,776

The change in fair value in the table above may not roll across due to the recognition of accretion income, which is included in interest income.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2025

(in thousands, except share/unit amounts)

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2025, on a fair value basis, non-qualifying assets in the Company’s portfolio represented 26.1% of the total assets of the Company.
(4)
The Company’s investment in SOINT, LLC includes a one dollar investment in common shares.
(5)
Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $19,022; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $131,599 and $112,577, respectively, based on a tax cost of $2,105,790. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the Credit Facility (as defined below) (see note 7 to the consolidated financial statements). The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
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

December 31, 2025

(in thousands, except share/unit amounts)

(18)
See note 12 to the consolidated financial statements.
(19)
See note 14 to the consolidated financial statements.
(20)
See note 10 to the consolidated financial statements.
(21)
See note 13 to the consolidated financial statements.
(22)
See note 18 to the consolidated financial statements.
(23)
Spread is S+200 cash / 4.75% PIK.
(24)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2025 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2024	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2025	Interest/ Dividend Income
Bayside Opco, LLC	$19,905	$—	$180	$—	$—	$19,725	$2,350
Bayside Parent, LLC (loan)	6,008	925	—	—	—	6,933	925
Bayside Parent, LLC (equity)	7,179	—	—	—	5,318	12,497	—
SLR-AMI Topco Blocker, LLC	12,778	1,521	—	—	(2,293)	12,006	—
Vapotherm, Inc.	14,254	—	—	—	(126)	14,368	1,741
Veronica Holdings, LLC (preferred equity)	29,182	2,717	—	—	(470)	31,899	3,187
Veronica Holdings, LLC (common equity)	639	—	—	—	—	639	—
	$89,945	$5,163	$180	$—	$2,429	$98,067	$8,203

The change in fair value in the table above may not roll across due to the recognition of accretion income, which is included in interest income.

(25)
Certain tranches have a spread of S+795, certain tranches have a spread of S+425 and certain tranches have a spread of S+400.
(26)
Certain tranches have a spread of S+650 and certain tranches have a spread of S+700 (2.00% cash/5.00% PIK).
(27)
Spread is S+600 cash / 1.00% PIK.

* Non-income producing security.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2025

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2025
Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	30.2%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC and SLR Equipment Finance)	19.7%
Health Care Providers & Services	9.4%
Health Care Equipment & Supplies	5.4%
Capital Markets	4.9%
Professional Services	4.5%
Diversified Consumer Services	4.0%
Pharmaceuticals	3.9%
Asset Management & Custody Banks	2.3%
Life Sciences Tools & Services	2.1%
Commercial Services & Supplies	1.6%
Transportation Infrastructure	1.5%
Specialty Retail	1.5%
Consumer Finance	1.4%
Consumer Staples Distribution & Retail	1.4%
Software	1.2%
Media	1.1%
Insurance	0.8%
Broadline Retail	0.6%
Health Care Technology	0.5%
Communications Equipment	0.5%
Fertilizers & Agricultural Chemicals	0.5%
Aerospace & Defense	0.3%
Trading Companies & Distributors	0.3%
Ground Transportation	0.2%
Passenger Airlines	0.1%
Food Products	0.1%
Metals & Mining	0.0%
Construction & Engineering	0.0%
Biotechnology	0.0%
Automobile Components	0.0%
Total Investments	100.0%

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

December 31, 2025

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

December 31, 2025

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(in thousands, except share and per share amounts)

business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2025, there was no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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
(f)
Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly, at December 31, 2025, $1,048 was reclassified on our balance sheet between accumulated distributable net loss and paid-in capital in excess of par. Total earnings and net asset value are not affected.
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

December 31, 2025

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) recently issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective on December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(in thousands, except share and per share amounts)

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the fiscal years ended December 31, 2025, 2024 and 2023.

For the fiscal years ended December 31, 2025, 2024 and 2023, the Company recognized $31,207, $31,389 and $31,661, respectively, in base management fees and $21,723, $24,039 and $22,898, respectively, in performance-based incentive fees. For the fiscal years ended December 31, 2025, 2024 and 2023, $48, $153 and $500, respectively, of such performance-based incentive fees were waived. The Investment Adviser has agreed to waive incentive fees resulting from income earned due to the accretion of purchase discount allocated to investments acquired as a result of the Mergers. Fees waived pursuant to the above are not subject to recoupment by the Investment Adviser.

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

For the fiscal years ended December 31, 2025, 2024 and 2023, the Company recognized expenses under the Administration Agreement of $5,815, $5,520 and $5,899, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2025, 2024 and 2023.

Note 4. Net Asset Value Per Share

At December 31, 2025, the Company’s total net assets and net asset value per share were $995,993 and $18.26, respectively. This compares to total net assets and net asset value per share at December 31, 2024 of $992,926 and $18.20, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(in thousands, except share and per share amounts)

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$92,537	$95,757	$76,388
Denominator—weighted average shares:	54,554,634	54,554,634	54,554,638
Earnings per share:	$1.70	$1.76	$1.40

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2025 and December 31, 2024:

Fair Value Measurements

As of December 31, 2025

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,260,389	$—	$1,260,389
Equipment Financing	—	—	119,021	—	119,021
Preferred Equity	—	—	32,858	—	32,858
Common Equity/Equity Interests/Warrants	138	—	664,150	48,256	712,544
Total Investments	$138	$—	$2,076,418	$48,256	$2,124,812

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

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

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2025, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2025:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2024	$1,117,118	$181,016	$31,682	$626,470	$1,956,286
Total gains or losses included in earnings:
Net realized gain (loss)	2,257	(34)	—	(74)	2,149
Net change in unrealized gain (loss)	(2,946)	(12,161)	(1,370)	21,436	4,959
Purchase of investment securities*	1,107,901	19,045	3,187	16,318	1,146,451
Proceeds from dispositions of investment securities	(963,941)	(68,845)	(641)	—	(1,033,427)
Transfers in/out of Level 3	—	—	—	—	—
Fair value, December 31, 2025	$1,260,389	$119,021	$32,858	$664,150	$2,076,418
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$2,107	$(12,161)	$(1,370)	$21,436	$10,012

* Includes PIK capitalization and accretion of discount.

While the Company has not made an election to apply the fair value option of accounting to any of its current debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2025, the fair value of the Credit Facility, SPV Credit Facility, 2026 Unsecured Notes, 2027 Unsecured Notes, 2027 Series F Unsecured Notes, 2027 Series G Unsecured Notes, 2028 Series H Unsecured Notes, 2028 Series I Unsecured Notes and 2028 Series J Unsecured Notes would be $505,386, $165,050, $73,875, $48,250, $131,625 $49,368, $50,250, $50,000 and $75,000, respectively and would be reflected in Level 3.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

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

While the Company has not made an election to apply the fair value option of accounting to any of its current debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2024, the fair value of the Credit Facility, SPV Credit Facility, 2025 Unsecured Notes, 2026 Unsecured Notes, 2027 Unsecured Notes, 2027 Series F Unsecured Notes and 2027 Series G Unsecured Notes would be $482,043, $165,050, $84,575, $72,750, $46,875, $128,250 and $49,368, respectively and would be reflected in Level 3.

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

December 31, 2025

(in thousands, except share and per share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2025 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2025	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$1,260,389	Income Approach	Market Yield	8.2% – 26.9% (11.1%)
Equipment Financing	Asset	$24,021	Income Approach	Market Yield	8.0% –8.5% (8.2%)
		$95,000	Market Multiple(1)	Comparable Multiple	1.1x-1.3x (1.2x)
Preferred Equity	Asset	$31,899	Income Approach	Market Yield	9.0% –9.0% (9.0%)
		$959	Recovery Analysis	Recoverable Amount	N/A
Common Equity/Equity Interests/Warrants	Asset	$493,650	Market Multiple(2)	Comparable Multiple	1.3x –13.3x (4.1x)
		$170,500	Market Approach	Return on Equity	2.6% –26.9% (20.3%)

(1)
Includes $95,000 of investments valued using an implied multiple.
(2)
Includes $60 of investments valued using a Black-Scholes model, $639 of investments using a transaction price, $15,448 of investments using a recovery analysis, $196,503 of investments valued using an EBITDA multiple and $281,000 of investments using an implied multiple.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(in thousands, except share and per share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of December 31, 2025 and December 31, 2024:

	December 31, 2025			December 31, 2024
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$505,386	$499,287	(1)	$482,043	$474,715	(1)
SPV Credit Facility	165,050	163,975	(2)	165,050	163,335	(2)
2025 Unsecured Notes	—	—		85,000	84,956	(3)
2026 Unsecured Notes	75,000	74,870	(4)	75,000	74,741	(4)
2027 Unsecured Notes	50,000	49,991	(5)	50,000	49,979	(5)
2027 Series F Unsecured Notes	135,000	134,993	(6)	135,000	134,998	(6)
2027 Series G Unsecured Notes	49,000	48,925	(7)	49,000	48,970	(7)
2028 Series H Unsecured Notes	50,000	49,944	(8)	—	—
2028 Series I Unsecured Notes	50,000	49,933	(9)	—	—
2028 Series J Unsecured Notes	75,000	74,436	(10)	—	—
	$1,154,436	$1,146,354		$1,041,093	$1,031,694

(1)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $6,099 and $7,328 as of December 31, 2025 and December 31, 2024, respectively.
(2)
Carrying Value equals the Face Amount net of unamortized debt issuance costs/market discount of $1,075 and $1,715 as of December 31, 2025 and December 31, 2024, respectively.
(3)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $44 as of December 31, 2024.
(4)
Carrying Value equals the Face Amount net of unamortized market discount of $130 and $259 as of December 31, 2025 and December 31, 2024, respectively.
(5)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $9 and $21 as of December 31, 2025 and December 31, 2024, respectively.
(6)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $7 and $2 as of December 31, 2025 and December 31, 2024, respectively.
(7)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $75 and $30 as of December 31, 2025 and December 31, 2024, respectively.
(8)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $56 as of December 31, 2025.
(9)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $67 as of December 31, 2025.
(10)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $564 as of December 31, 2025.

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

On February 18, 2025, the Company closed a private offering of $50,000 of unsecured notes due 2028 (the “2028 Series H Unsecured Notes”) with a fixed interest rate of 6.14% and a maturity date of February 18, 2028. Interest on the 2028 Series H Unsecured Notes is due semi-annually on February 18 and August 18. The 2028 Series H Unsecured Notes were issued in a private placement only to qualified institutional buyers.

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

December 31, 2025

(in thousands, except share and per share amounts)

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

Revolving and Term Loan Facilities

On August 16, 2024, the Company closed on Amendment No. 3 to its August 28, 2019 senior secured credit agreement (the
“Credit Facility”). Following the amendment and several commitment between the fourth quarter of 2024 and the third quarter of 2025 and a commitment decrease in the fourth quarter of 2025 related to a lender who did not extend their commitment with Amendment No. 3, the Credit Facility is now composed of $695,000 of revolving credit and $153,138 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in August 2029 and includes ratable amortization in the final year. Subsequent to Amendment No. 4 on December 3, 2024, the Credit Facility may be increased up to $900,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At December 31, 2025, outstanding USD equivalent borrowings under the Credit Facility totaled $505,386, composed of $352,248 of revolving credit and $153,138 of term loans.

On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the Mergers. The CF Assumption Agreement relates to the Company’s assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 30, 2024 amendment, the commitment under the SPV Credit Facility is $275,000. The stated interest rate on the SPV Credit Facility is SOFR plus 2.25%-2.75% with no SOFR floor requirement and the current final maturity date is August 30, 2028. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, the Company as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At December 31, 2025, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $165,050.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

The average annualized interest cost for all borrowings for the years ended December 31, 2025 and December 31, 2024 was 5.67% and 5.91%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(in thousands, except share and per share amounts)

prepaid expenses related to establishing and/or amending the Credit Facility, the SPV Credit Facility, the 2024 Unsecured Notes, the 2025 Unsecured Notes, the 2026 Unsecured Notes, the 2027 Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Series G Unsecured Notes, the 2028 Series H Unsecured Notes, the 2028 Series I Unsecured Notes and the 2028 Series J Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the year ended December 31, 2025 and December 31, 2024 were $1,223,260 and $1,192,250, respectively.

Note 8(a). Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2025, 2024 and 2023 were as follows (1):

	2025		2024		2023
Ordinary income	$87,935	98.3%	$89,470	100.0%	$89,470	100.0%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	1,535	1.7%	—	0.0%	—	—
Distributions recognized in subsequent year	—	0.0%	—	0.0%	—	0.0%
Total distributions	$89,470	100.0%	$89,470	100.0%	$89,470	100.0%

As of December 31, 2025, 2024 and 2023, the total accumulated earnings (loss) on a tax basis were as follows (1):

	2025		2024		2023
Undistributed ordinary income	$—		$7,159		$1,793
Undistributed long-term net capital gains	—		—		—
Total undistributed net earnings	—		7,159		1,793
Post-October capital losses	—		—		—
Capital loss carryforward	(140,961)	[2]	(142,373)	[2]	(138,561)	[2]
Other book/tax temporary differences	2,363		2,363		2,364
Net unrealized appreciation	19,022		7,625		2,567
Total tax accumulated loss	$(119,576)		$(125,226)		$(131,837)

(1)
Tax information for the fiscal years ended December 31, 2025, 2024 and 2023 are/were estimates and are not final until the Company files its tax returns, typically in September or October each year.
(2)
Includes capital loss carryforward acquired from the Mergers which is subject to limitations under IRC Sections 381-384.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2022 remain subject to examination by the Internal Revenue Service and the state department of revenue. The capital loss carryforwards shown above do not expire.

Note 8(b). Other Tax Information (unaudited)

For the fiscal years ended December 31, 2025, 2024 and 2023, 3.82%, 12.65% and 0%, respectively of the ordinary distributions paid during the year were eligible for qualified dividend income treatment and the dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2025, 2024, and 2023, 87.29%, 86.46% and 90.05%, respectively, of each of the ordinary distributions paid during the year represented interest-related dividends. For the fiscal years ended December 31, 2025, 2024 and 2023, none of the distributions represented short-term capital gains dividends.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(in thousands, except share and per share amounts)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the respective years:

	Year Ended December 31, 2025		Year ended December 31, 2024		Year ended December 31, 2023		Year Ended December 31, 2022		Year ended December 31, 2021
Per Share Data: (a)
Net asset value, beginning of year	$18.20		$18.09		$18.33		$19.93		$20.16
Net investment income	1.59		1.76		1.69		1.48		1.44
Net realized and unrealized gain (loss)	0.11		(0.01)		(0.29)		(1.13)	*	(0.03)
Net increase in net assets resulting from operations	1.70		1.75		1.40		0.35		1.41
Issuance of common stock in connection with the Mergers	—		—		—		(0.33)		—
Anti-dilution	—		—		—		0.02		—
Distributions to stockholders (see note 8(a)):
From distributable earnings	(1.64)		(1.64)		(1.64)		(1.12)		(0.98)
From return of capital	—		—		—		(0.52)		(0.66)
Net asset value, end of year	$18.26		$18.20		$18.09		$18.33		$19.93
Per share market value, end of year	$15.46		$16.16		$15.03		$13.91		$18.43
Total Return(b)	5.81%		19.20%		19.42%		(16.09)%		14.66%
Net assets, end of year	$995,993		$992,926		$986,639		$999,731		$842,281
Shares outstanding, end of year	54,554,634		54,554,634		54,554,634		54,555,380		42,260,826
Ratios to average net assets:
Net investment income	8.76%		9.72%		9.33%		7.76%		7.13%
Operating expenses	6.42%	**	6.52%	**	6.56%	**	5.60%	**	5.68%
Interest and other credit facility expenses	6.84%		7.21%		7.34%		4.68%		3.50%
Total expenses	13.26%	**	13.73%	**	13.90%	**	10.28%	**	9.18%
Average debt outstanding	$1,084,443		$1,114,026		$1,171,816		$994,578		$703,670
Portfolio turnover ratio	50.3%		22.4%		35.1%		27.4%		29.9%

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

** The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of the performance-based incentive fee waiver (see note 3). For the years ended December 31, 2025, December 31, 2024, December 31, 2023 and December 31, 2022, the ratios of operating expenses to average net assets would be 6.43%, 6.54%, 6.60% and 5.75%, respectively, and the ratios of total expenses to average net assets would be and 13.27%, 13.75%, 13.95% and 10.43%, respectively, without the performance-based incentive fee waiver.

Note 10. SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions (“SLR Credit”), f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of December 31, 2025, total commitments to the revolving credit facility were $300,000.

As of December 31, 2025, SLR Credit had 33 funded commitments to 26 different issuers with total funded loans of approximately $404,097 on total assets of $420,735. As of December 31, 2024, SLR Credit had 27 funded commitments to 22 different issuers with total funded loans of approximately $317,565 on total assets of $364,258. As of December 31, 2025 and December 31, 2024, the largest loan outstanding totaled $29,916 and $27,879, respectively. For the same periods, the average exposure per issuer was $15,542 and $14,435, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(in thousands, except share and per share amounts)

approximately $215,830 and $149,997 of borrowings outstanding at December 31, 2025 and December 31, 2024, respectively. For the years ended December 31, 2025, 2024 and 2023, SLR Credit had net income of $13,823, $24,882 and $6,476, respectively, on gross income of $44,929, $55,247 and $57,800, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. SLR Credit’s consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 are attached as an exhibit to this annual report on Form 10-K.

Note 11. SLR Equipment Finance

On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies are doing business as SLR Equipment Finance (“SLR Equipment”). SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209,866 in cash to effect the transaction, of which $145,000 was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC, and $64,866 was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. On January 31, 2024, SLR Equipment entered into a $225,000 senior secured credit facility with an original maturity date of January 31, 2027. On March 1, 2024, the credit facility was expanded to $350,000 of commitments. On November 26, 2025, SLR Equipment renewed the credit facility extending the maturity date to November 26, 2028.

As of December 31, 2025, SLR Equipment had 485 funded equipment-backed leases and loans to 243 different customers with a total net investment in leases and loans of approximately $299,753 on total assets of $338,285. As of December 31, 2024, SLR Equipment had 398 funded equipment-backed leases and loans to 217 different customers with a total net investment in leases and loans of approximately $324,939 on total assets of $366,258. As of December 31, 2025 and December 31, 2024, the largest position outstanding totaled $17,768 and $17,883, respectively. For the same periods, the average exposure per customer was $1,234 and $1,497, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $237,500 and $260,974 of borrowings outstanding at December 31, 2025 and December 31, 2024, respectively. For the years ended December 31, 2025, 2024 and 2023, SLR Equipment had net income (losses) of $2,605, ($9,534) and ($6,385), respectively, on gross income of $28,603, $22,000 and $19,608, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. SLR Equipment’s consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 are attached as an exhibit to this annual report on Form 10-K.

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

As of December 31, 2025 and December 31, 2024, KBHT had total assets of $940,258 and $920,072, respectively. For the same periods, debt recourse to KBHT totaled $309,367 and $271,584, respectively, and non-recourse debt totaled $407,803 and $421,587, respectively. None of the debt is recourse to the Company. For the years ended December 31, 2025, 2024 and 2023, KBHT had net income of $25,098, $11,957 and $9,065, respectively, on gross income of $361,016, $341,321 and $327,363, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us. KBHT’s consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 are attached as an exhibit to this annual report on Form 10-K.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(in thousands, except share and per share amounts)

Note 13. SLR Healthcare ABL

SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”), on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of December 31, 2025, SLR Healthcare’s management team and the Company own approximately 8% and 92% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the Mergers on April 1, 2022. Effective with an amendment dated September 19, 2024, SLR Healthcare has a $160,000 non-recourse credit facility, which is expandable to $200,000 under its accordion facility. The maturity date of this facility is March 31, 2026.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2025, the portfolio totaled approximately $297,750 of commitments with a total net investment in loans of $157,025 on total assets of $165,380. As of December 31, 2024, the portfolio totaled approximately $288,250 of commitments with a total net investment in loans of $130,207 on total assets of $138,494. At December 31, 2025, the portfolio consisted of 48 issuers with an average balance of approximately $3,271 versus 47 issuers with an average balance of approximately $2,770 at December 31, 2024. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $127,200 and $99,600 of borrowings outstanding at December 31, 2025 and December 31, 2024, respectively. For the years ended December 31, 2025, 2024 and 2023, SLR Healthcare had net income of $6,866, $5,589 and $5,458, respectively, on gross income of $23,546, $19,970 and $17,886, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. SLR Healthcare’s consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 are attached as an exhibit to this annual report on Form 10-K.

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

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2025, the portfolio totaled approximately $920,443 of commitments, of which $535,201 were funded, on total assets of $574,114. As of December 31, 2024, the portfolio totaled approximately $857,953 of commitments, of which $488,402 were funded, on total assets of $527,077. At December 31, 2025, the portfolio consisted of 179 issuers with an average balance of approximately $2,990 versus 188 issuers with an average balance of approximately $2,598 at December 31, 2024. NMC has a senior credit facility with a bank lending group for $367,000 which expires on November 13, 2028. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $273,161 and $231,034 of borrowings outstanding at December 31, 2025 and December 31, 2024, respectively. For the years ended December 31, 2025, 2024 and 2023, SLR Business Credit had net income (loss) of $9,570, $10,450, and ($9,488), respectively, on gross income of $54,825, $45,891, and $38,143, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(in thousands, except share and per share amounts)

maintain consistent dividend payments to us. SLR Business Credit’s consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 are attached as an exhibit to this annual report on Form 10-K.

Note 15. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit and SLR Healthcare. The total amount of these unfunded commitments as of December 31, 2025 and December 31, 2024 was $394,096 and $234,554, respectively, comprised of the following:

	December 31, 2025	December 31, 2024
SLR Credit Solutions*	$44,263	$44,263
Ardelyx, Inc.	29,272	6,648
Wilbur-Ellis Holdings II, LLC	26,376	—
Treace Medical Concepts, Inc.	24,332	—
Western Veterinary Partners LLC	21,179	18,245
SLR Business Credit*	20,000	8,000
SLR Healthcare ABL*	18,700	10,000
Infillion Inc.	16,774	—
Lyneer Staffing Solutions, LLC	16,000	—
Arcutis Biotherapeutics, Inc.	12,658	12,658
OIS Management Services, LLC	11,416	—
BDG Media, Inc.	10,946	11,751
Copper River Seafoods, Inc.	10,803	6,912
Southern Lifting and Hoisting, LLC	10,115	—
DeepIntent, Inc.	9,777	7,254
SLR Equipment Finance*	9,500	3,000
Stella & Chewy's, LLC	9,248	—
SPAR Marketing Force, Inc.	7,665	5,449
SunMed Receivables I, LLC	7,623	—
Velocity One, LLC	7,250	—
Quantcast Corporation	6,275	4,071
WMD Funding LLC	6,191	7,243
Southern Transport LLC	6,062	—
The Townsend Company, LLC	5,755	7,923
Sightly Enterprises, Inc.	5,651	2,687
Pinnacle Fertility, Inc.	5,280	—
Sherwood Management Co., Inc.	5,100	—
Streamland Media Holdings LLC	3,659	—
One Touch Direct, LLC	3,544	7,970
Plastic Management, LLC	3,128	10,806
iCIMS, Inc.	2,945	3,530
WALCO Funding, LLC	2,911	—
33Across Inc.	2,418	4,226
SLR Senior Lending Program LLC*	2,125	2,125
Bayside Opco, LLC	2,093	2,093
United Digestive MSO Parent, LLC	1,927	7,496
SunMed Group Holdings, LLC	1,621	1,621
EyeSouth Eye Care Holdco LLC	1,279	1,279
Tilley Distribution, Inc.	1,007	1,158
CC SAG Holdings Corp. (Spectrum Automotive)	548	548
TAUC Management, LLC	294	294
Shoes for Crews Global, LLC	284	284
All States Ag Parts, LLC	102	331
CVAUSA Management, LLC	—	10,164
Pasadena Private Lending Inc.	—	8,369
SPR Therapeutics, Inc.	—	6,083
Foundation Consumer Brands, LLC	—	3,009
Erie Construction Mid-west, LLC	—	2,403
Kaseya, Inc.	—	1,917
RxSense Holdings LLC	—	1,250
Urology Management Holdings, Inc.	—	863
High Street Buyer, Inc.	—	631
Total Commitments	$394,096	$234,554

* The Company controls the funding of these commitments and may cancel them at its discretion.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(in thousands, except share and per share amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment. From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025 and December 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 16. Capital Share Transactions

As of December 31, 2025 and December 31, 2024, 200,000,000 shares of $0.01 par value capital stock were authorized.

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

For the fiscal year ended December 31, 2025, the Company sold no shares of common stock under the Equity Distribution Agreement. As of December 31, 2025, shares representing $150,000 of the Company’s common stock remain available for issuance and sale under the Equity Distribution Agreement.

Transactions in capital stock were as follows for the periods presented:

	Shares		Amount
	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2025	For the year ended December 31, 2024
Share activity	—	—	$—	$—

Note 17. Stock Repurchase Program

On May 7, 2025, our Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 7, 2026 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no repurchases for the fiscal years ended December 31, 2025 and December 31, 2024.

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a senior secured revolving credit facility with Goldman Sachs Bank USA acting as administrative agent. On October 8, 2025, this facility was

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(in thousands, except share and per share amounts)

refinanced with Citizens Bank, N.A. into a $150,000 facility scheduled to mature in October 2030 and generally bearing interest at a rate of SOFR plus 2.15% (the “SSLP Facility”). SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2025 and December 31, 2024, borrowings outstanding on the SSLP Facility totaled $94,500 and $96,600, respectively.

As of December 31, 2025 and December 31, 2024, the Company and the Investor had contributed combined equity capital in the amount of $95,750 and $95,750, respectively. As of December 31, 2025 and December 31, 2024, the Company and the Investor’s combined remaining commitments to SSLP totaled $4,250 and $4,250, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without approval of both the Company and the Investor.

As of December 31, 2025 and December 31, 2024, SSLP had total assets of $192,810 and $197,461, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 25 and 32 different borrowers, respectively. For the years ended December 31, 2025 and December 31, 2024, SSLP invested $70,412 in 12 portfolio companies and $47,573 in 16 portfolio companies, respectively. For the same periods, investments prepaid totaled $68,198 and $57,524, respectively.

SSLP Portfolio as of December 31, 2025

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+500	1.00%	8.67%	5/2027	$8,164	$8,071	$8,164
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+650	1.00%	10.43%	9/2026	2,076	2,076	2,076
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	8.93%	6/2027	3,991	3,991	3,792
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	8.97%	6/2028	9,922	9,922	9,922
Crewline Buyer, Inc.	IT Services	S+675	1.00%	10.59%	11/2030	5,084	4,981	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+525	1.00%	8.97%	5/2029	9,924	9,727	9,924
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	9.39%	11/2029	3,171	3,106	3,171
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	9.47%	10/2029	9,923	9,883	9,923
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+500	0.75%	9.12%	1/2029	5,835	5,727	5,835
Foundation Consumer Brands, LLC	Personal Care Products	S+500	1.00%	9.09%	2/2029	7,777	7,777	7,777
iCIMS, Inc.(4)	Software	S+575	0.75%	9.61%	8/2028	10,000	9,970	10,000
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	9.82%	3/2029	7,951	7,822	7,951
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	9.69%	10/2029	2,758	2,706	2,758
NS and Associates LLC	Consumer Staples Distribution & Retail	S+525	1.00%	9.01%	8/2030	8,076	7,958	8,076
ONS MSO, LLC	Health Care Providers & Services	S+625	1.00%	10.09%	7/2028	5,789	5,689	5,789
Pinnacle Fertility, Inc.(4)	Health Care Providers & Services	S+500	0.75%	9.27%	3/2028	13,432	13,432	13,432
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	8.67%	8/2027	5,522	5,439	5,522
RQM+ Corp.(4)	Life Sciences Tools & Services	S+675	1.00%	10.68%	8/2029	6,152	6,152	5,537
RxSense Holdings LLC	Diversified Consumer Services	S+500	1.00%	8.84%	3/2026	8,782	8,782	8,782
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	9.44%	6/2028	8,765	8,765	8,765
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	8.72%	8/2030	12,020	11,723	12,020
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	9.82%	12/2026	5,548	5,548	5,437
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	9.42%	3/2029	5,007	4,907	5,007
UVP Management, LLC	Health Care Providers & Services	S+550	1.00%	9.32%	9/2027	3,288	3,245	3,288
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+525	1.00%	8.92%	10/2027	13,337	13,282	13,337
							$180,681	$181,369

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of December 31, 2025.
(3)
Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)
The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(in thousands, except share and per share amounts)

SSLP Portfolio as of December 31, 2024

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Accession Risk Management Group, Inc.	Insurance	S+475	0.75%	9.08%	11/2029	$6,888	$6,865	$6,888
Aegis Toxicology Sciences Corporation (4)	Health Care Providers & Services	S+550	1.00%	10.28%	5/1/2025	2,895	2,895	2,895
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+575	1.00%	10.08%	10/2026	5,984	5,861	5,984
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+600	1.00%	10.59%	9/2026	2,111	2,111	2,111
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	9.59%	6/2027	3,992	3,992	3,992
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	9.58%	6/2028	8,877	8,877	8,877
Crewline Buyer, Inc.	IT Services	S+675	1.00%	11.11%	11/2030	5,084	4,966	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	10.84%	5/2029	5,357	5,220	5,357
Erie Construction Mid-west, LLC	Building Products	S+475	1.00%	10.09%	7/2027	8,000	8,000	8,000
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	10.03%	11/2029	3,203	3,125	3,203
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	10.15%	10/2029	2,646	2,596	2,646
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.74%	1/2029	5,895	5,757	5,895
Foundation Consumer Brands, LLC (4)	Personal Products	S+625	1.00%	10.89%	2/2027	8,102	8,102	8,102
High Street Buyer, Inc.	Insurance	S+525	0.75%	9.58%	4/2028	7,527	7,527	7,527
iCIMS, Inc.(4)	Software	S+575	0.75%	10.38%	8/2028	3,195	3,158	3,195
Kaseya, Inc.(4)	Software	S+550	0.75%	10.75%	6/2029	9,127	9,127	9,127
Kid Distro Holdings, LLC	Software	S+475	1.00%	9.49%	10/2029	8,848	8,848	8,848
Legacy Service Partners, LLC	Diversified Consumer Services	S+525	1.00%	9.73%	1/2029	2,796	2,733	2,796
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	10.46%	3/2029	6,058	5,906	6,058
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	10.44%	10/2029	2,386	2,333	2,386
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.84%	7/2026	5,833	5,738	5,833
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.43%	8/2027	5,579	5,453	5,579
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	10.35%	1/2026	9,918	9,793	10,116
RQM+ Corp.(4)	Life Sciences Tools & Services	S+675	1.00%	11.34%	8/2029	5,895	5,895	5,659
RxSense Holdings LLC(4)	Diversified Consumer Services	S+500	1.00%	9.69%	3/2026	8,875	8,875	8,875
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.19%	6/2028	8,856	8,856	8,856
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	9.36%	8/2030	4,117	4,026	4,078
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	10.48%	12/2026	5,607	5,607	5,495
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.08%	3/2029	3,433	3,346	3,433
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.83%	6/2027	4,112	4,035	4,112
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.73%	9/2025	4,858	4,803	4,858
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	10.78%	11/2030	2,875	2,810	2,875
							$177,236	$178,740

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

Below is certain summarized financial information for SSLP as of December 31, 2025 and December 31, 2024 and for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $180,681 and $177,236, respectively)	$181,369	$178,740
Cash and other assets	11,441	18,721
Total assets	$192,810	$197,461
Debt outstanding ($94,500 and $96,600 face amounts, respectively, reported net of unamortized debt issuance costs of $1,843 and $1,572, respectively)	$92,657	$95,028
Distributions payable	1,885	3,381
Interest payable and other credit facility related expenses	1,488	472
Accrued expenses and other payables	268	398
Total liabilities	$96,298	$99,279
Members’ equity	$96,512	$98,182
Total liabilities and members’ equity	$192,810	$197,461

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(in thousands, except share and per share amounts)

	Year Ended December 31, 2025	Year Ended December 31, 2024
Selected Income Statement Information for SSLP:
Interest income	$18,821	$24,330
Service fees*	$444	$512
Interest and other credit facility expenses	9,679	10,916
Other general and administrative expenses	239	157
Total expenses	$10,362	$11,585
Net investment income	$8,459	$12,745
Realized gain on investments	543	320
Net change in unrealized gain on investments	(816)	308
Net realized and unrealized gain on investments	(273)	628
Net income	$8,186	$13,373

* Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Note 19. Segment Reporting

The Company operates as a single reporting segment and derives its revenue from providing comprehensive financing solutions primarily to middle market borrowers in the United States through direct cash flow lending or specialty finance instruments. The Company has identified its co-Chief Executive Officer as the Chief Operating Decision Makers (“CODMs”). The CODMs review all significant segment expenses on the Consolidated Statements of Operations and use net investment income to evaluate the performance of the Company and to determine distributions. Additionally, the CODMs use net asset value per share (see Note 4) to determine capital adequacy of the Company. All metrics are used to ultimately allocate resources to the Company as needed.

The accounting policies used to measure the revenue and expenses of the segment are the same as those described in Note 2.

Note 20. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On February 24, 2026, the Board declared a quarterly distribution of $0.41 per share payable on March 27, 2026 to holders of record as of March 13, 2026.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of December 31, 2025, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the 1934 Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the 1934 Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director(2)	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Interested Director
Michael S. Gross, 64	Chairman of the Board of Directors, Co-Chief Executive Officer and President.	Class III Director since 2007; Term expires 2027.

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

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director(2)	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Interested Director
Bruce Spohler, 65	Co-Chief Executive Officer, Chief Operating Officer and Director	Class II Director since 2009; Term expires 2026.	Co-Chief Executive Officer of SLR Investment Corp. and SCP Private Credit Income BDC LLC since June 2019, of SLR HC BDC LLC since September 2020 and of SLR Private Credit BDC II LLC since April 2022; Chief Operating Officer of SLR Investment Corp. since February 2007, of SCP Private Credit Income BDC LLC since June 2018, of SLR HC BDC LLC since September 2020 and of SLR Private Credit BDC II LLC since April 2022.	4	Previously a member of the board of directors of SLR Senior Investment Corp., where he served from 2010 to April 2022.

Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of the Company’s business and operations, gives the board of directors valuable industry-specific knowledge and experience on these and other matters.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director(2)	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Independent Director
Steven Hochberg, 64	Director	Class II Director since 2007; Term expires 2026.	Operating Partner of Deerfield Management, a healthcare investment firm, since 2022. Partner of Deerfield Management from 2013 to 2021. Co-Founder and Manager of Ascent Biomedical Ventures, a venture capital firm focused on early-stage investment and development of biomedical companies, since 2004. Co-Founder and Co-General Partner of Triatomic Capital, a technology focused venture capital firm, since 2022.	4

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

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director(2)	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Independent Director
Leonard A. Potter, 64	Director	Class III Director since 2009; Term expires 2027.	President and Chief Investment Officer of Wildcat Capital Management, LLC since 2011; Senior Managing Director of Vida Ventures I and II, each a biotech venture fund, since 2017; Managing Director of Soros Private Equity at Soros Fund Management LLC from 2002 to 2009.	4

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

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director(2)	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Independent Director
David S. Wachter, 62	Director	Class I Director since 2007; Term expires 2028.	CEO and founder of W Capital Partners, a private equity fund manager specializing in GP solutions secondary investing since 2001. W Capital, since 2024, is a division of AXA IM, part of BNP Paribas. Prior to W Capital, Mr. Wachter was an investment banker for 15 years.	4	Previously a member of the board of directors of SLR Senior Investment Corp., where he served from 2011 to April 2022.

Mr. Wachter’s extensive knowledge of private equity and investment banking provides the board of directors with the valuable insight of an experienced financial manager.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director	Other Directorships Held by Director or Nominee for Director During Past 5 Years That Are Not Part of the Fund Complex
Independent Director
Andrea C. Roberts, 69	Director	Class I Director since 2023; Term expires 2028.	Co-Founder and Managing Director of Genesis Capital Corporation, an investment banking firm, since 1994; President and sole owner of Orbis Associates, Inc., a consulting firm providing consulting services to Genesis Capital Corporation on an exclusive basis, since 1994.	1	Director of Trinity Episcopal School from 2019 to 2022.

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

Information about Executive Officers Who Are Not Directors

The following information, as of December 31, 2025, pertains to our executive officers who are not directors of the Company.

Name, Address, and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Number of Portfolios in Fund Complex Overseen by Officer	Principal Occupation(s) During Past 5 Years
Shiraz Y. Kajee, 46	Chief Financial Officer and Treasurer	Since April 2023 (indefinite terms)	4

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

Guy Talarico, 70	Chief Compliance Officer and Secretary	Chief Compliance Officer since July 2008; Secretary since November 2023 (indefinite terms)	4

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since the filing of our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the 1934 Act, the Company’s directors and other executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and other executive officers, the Company believes that during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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

Compensation of Directors

The following table sets forth the compensation of the Company’s directors, for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash (1)	Stock Awards(2)	All Other Compensation	Total Compensation from the Company	Total Compensation from the Fund Complex
Interested Directors
Michael S. Gross	—	—	—	—	—
Bruce Spohler	—	—	—	—	—
Independent Directors
Steven Hochberg	$127,000	—	—	$127,000	$202,000
David S. Wachter	$118,500	—	—	$118,500	$193,500
Leonard A. Potter	$122,000	—	—	$122,000	$197,000
Andrea C. Roberts	$119,500	—	—	$119,500	$119,500

(1)
For a discussion of the independent directors’ compensation, see below.
(2)
We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors or officers. As a result, the Company has not historically, and does not expect to, directly grant equity awards to its directors or officers. Our independent directors have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during 2025.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2025, none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

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

During the fiscal year ended December 31, 2025 and continuing through the date of this annual report on Form 10-K, we were not required to prepare an accounting restatement that required recovery of erroneously awarded compensation under the Clawback Policy nor was there an outstanding balance as of December 31, 2025 of erroneously awarded compensation to be recovered under the Clawback Policy from a prior restatement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 20, 2026, the beneficial ownership of each current director, the nominees for directors, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Michael S. Gross(3)(4)	4,112,671	7.5%
Bruce Spohler(3)(5)	3,799,031	7.0%
Independent Directors
Steven Hochberg	2,742	*
Leonard A. Potter	14,872	*
David S. Wachter	53,494	*
Andrea C. Roberts(6)	32,190	*
Executive Officers
Shiraz Y. Kajee	7,500	*
Guy Talarico	31,899	*
All executive officers and directors as a group (8 persons)	4,773,728	8.8%
Thornburg Investment Management Inc.(7)	4,372,550	8.0%

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
(2)
Based on a total of 54,554,634 shares of the Company’s common stock issued and outstanding as of February 20, 2026.
(3)
Includes 1,285,013 shares held by Solar Capital Investors, LLC (“Solar Capital I”) and 715,000 shares held by Solar Capital Investors II, LLC (“Solar Capital II”), a portion of each of which may be deemed to be indirectly beneficially owned by Michael S. Gross, a grantor retained annuity trust (the “GRAT”) set up by and for Mr. Gross and for which he serves as trustee, and Bruce Spohler. Also includes 355,107 shares held by Solar Senior Capital Investors, LLC (“Solar Senior Investors”) and 77 shares of the Issuer held by SLR Capital Management, and a portion held by each entity may be deemed to be indirectly beneficially owned by Mr. Gross and Mr. Spohler. Also includes 925,474 shares held by Solar Capital Partners Employee Stock Plan LLC, which is controlled by SLR Capital Partners, LLC. Mr. Gross and Mr. Spohler may be deemed to indirectly beneficially own a portion of the shares held by Solar Capital Partners Employee Stock Plan LLC by virtue of their collective ownership interest in SLR Capital Partners, LLC. Each of Mr. Gross and Mr. Spohler disclaim beneficial ownership of any shares of our common stock directly held by Solar Capital Partners Employee Stock Plan LLC, Solar Capital I, Solar Capital II, Solar Senior Investors and SLR Capital Management, LLC, except to the extent of their respective pecuniary interest therein.
(4)
Includes 152,166 shares directly held by Michael S. Gross’ profit sharing plan (the “Profit Sharing Plan”). Mr. Gross may be deemed to directly beneficially own these shares as the sole participant in the Profit Sharing Plan. Also includes 117,617 shares held by certain trusts for the benefit of family members for which Mr. Gross serves as trustee (the “Family Trusts”). Mr. Gross may be deemed to directly beneficially own these shares by virtue of his control with respect to the Family Trusts, and disclaims beneficial ownership of the securities held by the Family Trusts except to the extent of his pecuniary interest therein. Also includes 334,428 shares held by the GRAT.
(5)
Includes 199,466 shares held in a trust of which Bruce Spohler became co-trustee in which he and certain members of his immediate family are beneficiaries (the “Spohler Trust”) and 243,021 shares held by a limited liability company in which he holds a pro rata interest (the “Spohler LLC”). Mr. Spohler disclaims beneficial ownership of the shares in the Spohler Trust and the Spohler LLC, except to the extent of his pecuniary interest therein.
(6)
Include 25,000 shares directly held by Andrea C. Roberts and 7,190 shares held by The Calvin W Roberts MD PC Pension Plan (the “CWR Pension Plan”), in which Ms. Roberts is a participant. Ms. Roberts disclaims beneficial ownership of any shares directly held by the CWR Pension Plan except to the extent of her pecuniary interest therein.
(7)
Based upon information contained in the Schedule 13G filed February 19, 2026 by Thornburg Investment Management, Inc. Such securities are held by certain investment vehicles controlled and/or managed by Thornburg Investment Management, Inc. or its affiliates. The address for Thornburg Investment Management, Inc. is 2300 North Ridgetop Road, Santa Fe, New Mexico 87506.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 20, 2026. The Company is part of a “Fund Complex,” as that term is defined in Schedule 14A and Regulation 14A under the 1934 Act. For purposes of this Annual Report on Form 10-K, the term Fund Complex includes the Company, SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC.

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

(1)
The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)
The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $14.86 on February 20, 2026 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the 1934 Act.
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

Board Consideration of the Advisory Agreement

In accordance with Section 15(c) of the 1940 Act, at an in-person meeting held on August 4, 2025, our board of directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, voted to approve the continuation of the Advisory Agreement between the Company and SLR Capital Partners, such approval being effective as of September 1, 2025 and extending the term of the Advisory Agreement to September 1, 2026. In its consideration of the re-approval of the Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

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
•
other possible benefits to SLR Capital Partners and its affiliates (including the interests of the Company’s senior management) arising from their relationships with the Company, and concluded that all such other benefits were not material to SLR Capital Partners and its affiliates; and
•
possible alternative fee structures or bases for determining fees, and the possibility of obtaining similar services from other third-party service providers, and concluded that the substantive terms of the Advisory Agreement, including the services to be provided, are generally similar to those of the Company’s peer group and that it would be difficult to obtain similar services of similar quality on a comparable basis from other third-party service providers or through an internally managed structure.

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

Item 14. Principal Accountant Fees and Services

KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates. For the years ended December 31, 2025 and December 31, 2024, the Company incurred the following fees for services provided by KPMG LLP, including expenses:

Table below in thousands

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit Fees	$865.0	$870.0
Audit-Related Fees	75.0	—
Tax Fees	204.8	212.9
All Other Fees	—	—
Total Fees:	$1,144.8	$1,082.9

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

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2025, the Audit Committee pre-approved 100% of the services described in this policy.

PART IV

Item 15. Exhibit and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment (12)

3.3	Second Amended and Restated Bylaws(13)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(5)

4.3	Description of Securities(15)

10.1	Dividend Reinvestment Plan(1)

10.2	Third Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and SLR Capital Partners, LLC(8)

10.3	Form of Custodian Agreement(7)

10.4	Amended and Restated Administration Agreement by and between Registrant and SLR Capital Management, LLC(6)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	First Amended and Restated Trademark License Agreement by and between Registrant and SLR Capital Partners, LLC(12)

10.7	Form of Share Purchase Agreement by and between Registrant and SLR Capital Investors II, LLC(2)

10.8	Form of Registration Rights Agreement(3)

10.9	Form of Subscription Agreement(3)

10.10	Form of Note Purchase Agreement by and between the Registrant and the lenders party thereto(9)

10.11	Form of Third Supplement to Note Purchase Agreement by and between the Registrant and the lenders party thereto(9)

10.12	Form of Fourth Supplement to Note Purchase Agreement(20)

10.13	Form of Fifth Supplement to Note Purchase Agreement(15)

10.14	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and SLR Senior Investment Corp., as the contributor(4)

10.15

Form of Amended and Restated Credit and Security Agreement, dated as of August 30, 2024 (as amended October 18, 2024), by and among SUNS SPV LLC, as the borrower, SLR Investment Corp., as servicer and equityholder, each of the lenders from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, ING Capital LLC as joint lead arranger and Computershare Trust Company, N.A., as collateral administrator and custodian(20)

10.16	Letter Agreement, dated as of April 1, 2022, between SLR Investment Corp. and SLR Capital Partners, LLC(16)

10.17	Credit Facility Assumption Agreement, dated as of April 1, 2022, by SLR Investment Corp.(16)

10.18	Assumption Agreement, dated as of April 1, 2022, made by SLR Investment Corp. for the benefit of the holders of Notes issued under the Note Purchase Agreement(16)

10.19	Note Purchase Agreement, dated as of March 31, 2020, between SLR Senior Investment Corp. and the purchasers party thereto(16)

10.20	Form of SLR Senior Lending Program LLC Amended and Restated Limited Liability Company Agreement, dated as of October 7, 2022, by and between SLR Investment Corp. and Sunstone Senior Credit L.P. (17)

10.21	Form of Sixth Supplement to Note Purchase Agreement(20)

10.22

Senior Secured Credit Agreement dated as of August 28, 2019 (as amended December 28, 2021, March 11, 2022, August 16, 2024 and December 3, 2024) by and among SLR Investment Corp., Citibank, N.A., as Administrative Agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Citibank, N.A., J.P. Morgan Securities LLC, and Sumitomo Mitsui Banking Corporation as Joint Lead Bookrunners and Joint Lead Arrangers(22)

10.23	Form of Seventh Supplement to Note Purchase Agreement(20)

10.24	Form of Eighth Supplement to Note Purchase Agreement(23)

Exhibit Number	Description

10.25	Form of Ninth Supplement to Note Purchase Agreement(24)

10.26

Equity Distribution Agreement, dated February 28, 2025, by among SLR Investment Corp., SLR Capital Partners, LLC and SLR Capital Management, LLC, on the one hand, and Raymond James & Associates, Inc., Citizens JMP Securities, LLC and Jefferies LLC, as placement agents thereunder, on the other hand(21)

14.2	Code of Business Conduct(18)

19.1	Joint Code of Ethics and Insider Trading Policy(18)

21.1	Subsidiaries of SLR Investment Corp.*

23.1	Consent of Independent Registered Public Accounting Firm*

23.2	Consent of Independent Auditor*

23.3	Consent of Independent Auditor*

23.4	Consent of Independent Auditor*

23.5	Consent of Independent Auditor*

23.6	Consent of Independent Auditor*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

97.1	Clawback Policy(19)

99.1	Crystal Financial LLC dba SLR Credit Solutions (A Delaware Limited Liability Company) Consolidated Financial Statements years ended December 31, 2025 and 2024*

99.2	NEF Holdings, LLC and Subsidiaries (A Limited Liability Company) Consolidated Financial Statements for the years ended December 31, 2025 and December 31, 2024*

99.3	KBH Topco, LLC Consolidated Financial Statements for the years ended December 31, 2025 and December 31, 2024*

99.4	Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL Consolidated Financial Statements years ended December 31, 2025 and 2024*

99.5	North Mill Holdco LLC and Subsidiaries (A Delaware Limited Liability Company) Consolidated Financial Statements years ended December 31, 2025 and 2024*

99.6	Report of Independent Registered Public Accounting Firm*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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
(18)
Previously filed in connection with SLR Investment Corp.’s report on Form 10-Q filed on November 6, 2024.
(19)
Previously filed in connection with SLR Investment Corp.’s report on Form 10-K filed on February 27, 2024.
(20)
Previously filed in connection with SLR Investment Corp.’s report on Form 10-K filed on February 25, 2025.
(21)
Previously filed in connection with SLR Investment Corp.’s report on Form 8-K filed on February 28, 2025.
(22)
Previously filed in connection with SLR Investment Corp.’s report on Form 10-Q filed on May 7, 2025.
(23)
Previously filed in connection with SLR Investment Corp.’s report on Form 10-Q filed on August 5, 2025.
(24)
Previously filed in connection with SLR Investment Corp.’s report on Form 10-Q filed on November 4, 2025.

* Filed herewith.

c. Consolidated Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated:

Consolidated Financial Statements for Crystal Financial LLC’s (A Delaware Limited Liability Company) years ended December 31, 2025 and December 31, 2024 are attached as Exhibit 99.1 hereto.

Consolidated Financial Statements for NEF Holdings, LLC’s (A Delaware Limited Liability Company) years ended December 31, 2025 and December 31, 2024 are attached as Exhibit 99.2 hereto.

Consolidated Financial Statements for KBH Topco LLC’s years ended December 31, 2025 and December 31, 2024 are attached as Exhibit 99.3 hereto.

Consolidated Financial Statements for Gemino Healthcare Finance, LLC year ended December 31, 2025 and December 31, 2024 are attached as Exhibit 99.4 hereto.

Consolidated Financial Statements for North Mill Holdco LLC and Subsidiaries year ended December 31, 2025 and December 31, 2024 are attached as Exhibit 99.5 hereto.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLR INVESTMENT CORP.

By:	/S/ MICHAEL S. GROSS	/S/ BRUCE J. SPOHLER
	Michael S. Gross Co-Chief Executive Officer, President, Chairman of the Board and Director Date: February 24, 2026	Bruce J. Spohler Co-Chief Executive Officer, Chief Operating Officer and Director Date: February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 24, 2026	/S/ MICHAEL S. GROSS	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)
Michael S. Gross

February 24, 2026	/S/ BRUCE J. SPOHLER	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)
Bruce J. Spohler

February 24, 2026	/S/ STEVEN HOCHBERG	Director
Steven Hochberg

February 24, 2026	/S/ DAVID S. WACHTER	Director
David S. Wachter

February 24, 2026	/S/ LEONARD A. POTTER	Director
Leonard A. Potter

February 24, 2026	/S/ ANDREA C. ROBERTS	Director
Andrea C. Roberts

February 24, 2026	/S/ SHIRAZ Y. KAJEE	Chief Financial Officer (Principal Financial Officer)
Shiraz Y. Kajee